Form 10-Q
period 2004-08-31
MOSAIC CO
filed 2004-10-21
CIK 1285785

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              to

Commission File Number: 333-114300

THE MOSAIC COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-0891589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12800 Whitewater Drive, Suite 200 Minnetonka, MN	55343
(Address of principal executive offices)	(Zip Code)

(952) 742-7575

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

1,000 shares of common stock, par value $.01 per share, as of October 21, 2004.

THE MOSAIC COMPANY

Report on Form 10-Q

for the fiscal quarter ended

August 31, 2004

PART I - Financial Information

Item 1. Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

	August 31, 2004	May 31, 2004
	(Unaudited)
Assets
Cash	$10	$10

Total Assets	$10	$10

Stockholders’ Equity
Common stock – 1,000 shares authorized, issued and outstanding at $.01 par value	10	10

Total Stockholders’ Equity	$10	$10

The accompanying note is an integral part of the consolidated balance sheets.

Note to Consolidated Balance Sheets (Unaudited)

Basis of Presentation

The Mosaic Company (formerly known as Global Nutrition Solutions, Inc.) (Mosaic) was incorporated in the state of Delaware on January 23, 2004. Mosaic has two stockholders, Cargill, Inc. (Cargill) and IMC Global Inc. (IMC). Cargill holds 665 shares and IMC holds 335 shares. Mosaic was formed in connection with the anticipated merger of Cargill’s fertilizer businesses, referred to as the Cargill Fertilizer Businesses, with IMC.

Mosaic has a wholly owned subsidiary—GNS Acquisition Corp. At the effective date of the merger, GNS Acquisition Corp. would merge with and into IMC, at which point GNS Acquisition Corp. would no longer exist as a separate corporate entity, and Mosaic’s only wholly owned subsidiary would be IMC.

Also, at that time, each outstanding share of IMC common stock would be converted into one share of Mosaic’s common stock. This action will necessitate the authorization of additional common shares of Mosaic before the merger takes place.

The consolidated balance sheet includes the accounts of Mosaic and its wholly owned subsidiary. Other than its formation, Mosaic and its subsidiary have not conducted any activities.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheet. Actual results could differ from these estimates.

Mosaic has had no activity through August 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the business of Mosaic and its consolidated financial condition. Because Mosaic has not conducted any activities other than those related to its formation, there are no disclosures related to results of operations for the three-month period ended August 31, 2004 or for the period from inception through August 31, 2004. You should read this discussion and analysis of Mosaic’s consolidated financial condition in conjunction with the financial information included in the balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

Statements other than historical information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “intend,” “designed,” “estimate,” “should” or “continue” or similar expressions. These statements regarding Mosaic’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. Mosaic can give no assurance that the proposed combination of the Cargill Fertilizer Businesses with IMC, and the related transactions, will be consummated or, if consummated, that any expectations relating thereto will be realized. Factors that could affect whether these transactions are consummated include the satisfaction or waiver of certain conditions to the closings.

Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Mosaic undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise

Overview

On January 26, 2004, Cargill announced the signing of a definitive merger and contribution agreement with IMC to combine the Cargill Fertilizer Businesses with IMC. The parties amended the merger and contribution agreement on June 15, 2004 and October 18, 2004. The merger and contribution agreement provides for establishing a new publicly traded holding company, Mosaic, to hold the combined businesses.

Mosaic (formerly known as Global Nutrition Solutions, Inc.) was incorporated in the state of Delaware on January 23, 2004, for the purpose of facilitating the transactions to combine the Cargill Fertilizer Businesses with IMC. To date, Mosaic has not conducted any activities other than those related to its formation. Mosaic has two stockholders, Cargill and IMC. Cargill holds 665 shares and IMC holds 335 shares.

Mosaic has a wholly owned subsidiary, GNS Acquisition Corp. The merger and contribution agreement provides for the merger of GNS Acquisition Corp. with and into IMC, after which IMC would become a wholly owned subsidiary of Mosaic.

In the merger, holders of IMC common stock will receive one share of Mosaic common stock for each share that they hold. In addition, holders of IMC’s 7.50% mandatory convertible preferred stock will receive one share of 7.50% mandatory convertible preferred stock of Mosaic for each share they hold. The merger and contribution agreement also provides for Cargill and its affiliates to contribute equity interests in entities owning the Cargill Fertilizer Businesses to Mosaic immediately prior to the merger. In consideration for the contribution, Cargill and its affiliates will receive shares of Mosaic common stock, plus shares of Mosaic Class B common stock. After completion of the transactions contemplated by the merger and contribution agreement:

•	IMC’s common stockholders will own 33.5% of the outstanding shares of Mosaic common stock;

•	Cargill and its affiliates will own 66.5% of the outstanding shares of Mosaic common stock;

•	Cargill and its affiliates will own 5,458,955 shares of Mosaic Class B common stock; and

•	IMC’s preferred stockholders will own 2,750,000 shares of Mosaic 7.50% convertible preferred stock.

On October 19, 2004, the unit holders of Phosphate Resource Partners Limited Partnership (PLP) approved the merger of a wholly owned subsidiary with and into PLP, after which PLP will be a wholly owned subsidiary of IMC. This transaction, the completion of which is a condition to the closing of the transactions contemplated by the merger and contribution agreement, closed on October 19, 2004.

On October 20, 2004, IMC’s stockholders approved the transactions contemplated by the merger and contribution agreement.

The transactions are expected to be completed on or about October 22, 2004, pending satisfaction or waiver of the remaining closing conditions. The headquarters and operations of Mosaic will be located in Minnetonka, Minnesota.

Liquidity and Financial Condition

Mosaic’s only source of capitalization to date has been the initial equity subscriptions of Cargill and IMC accepted by Mosaic in connection with its formation. At present, there are no expected cash needs prior to the completion of the combination transactions. However, any source of liquidity for Mosaic’s business prior to the completion of the combination transactions would be additional capitalization from current shareholders.

Following the closing of the transactions, Mosaic expects to acquire subsidiaries that own substantially all assets and liabilities of the Cargill Fertilizer Businesses and IMC. For a more complete description of the Cargill Fertilizer Businesses and the business of IMC, see Mosaic’s Registration Statement on Form S-4 (Registration No. 333-114300) filed with the Securities and Exchange Commission, under the captions “Mosaic Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Cargill Fertilizer Businesses.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. Mosaic is not exposed to interest rate risk or foreign currency exchange rate risk. However, following the completion of the combination transactions, Mosaic will directly and indirectly own the combined business of IMC and the Cargill Fertilizer Businesses. Therefore, Mosaic may be exposed to market risks of IMC and the Cargill Fertilizer Businesses. For a more complete description of these risks, see Mosaic’s Registration Statement on Form S-4 (Registration No. 333-114300) filed with the Securities and Exchange Commission, under the captions “Mosaic Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Cargill Fertilizer Businesses.”

Item 4. Controls and Procedures

(a)	Mosaic’s chief executive officer and chief financial officer have concluded that Mosaic’s disclosure controls and procedures are effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	During Mosaic’s first fiscal quarter, there have not been any significant changes in Mosaic’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Mosaic’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

Mosaic has no pending litigation or legal proceedings. However, following the completion of the combination transactions, Mosaic will directly and indirectly own the combined business of IMC and the Cargill Fertilizer Businesses. IMC and the Cargill Fertilizer Businesses are subject to various legal actions, proceedings and claims relating to their business. For a complete description of these legal actions, proceedings and claims, see Mosaic’s Registration Statement on Form S-4 (Registration No. 333-114300) filed with the Securities and Exchange Commission, under the captions “Mosaic Business – General” and “Mosaic Business – Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

Date: October 21, 2004	By:	/s/ Fredric W. Corrigan
Fredric W. Corrigan
President and
Chief Executive Officer

Date: October 21, 2004	By:	/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	11

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	12