Form 10-Q
period 2004-11-30
MOSAIC CO
filed 2005-01-19
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

Commission file number 001-32327

The Mosaic Company

(Exact name of registrant as specified in its charter)

Delaware	20-0891589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12800 Whitewater Drive

Minnetonka, Minnesota 55343

(800) 918-8270

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 5, 2005: 378,081,482 common shares and 5,458,955 class B common shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim unaudited condensed consolidated financial statements of The Mosaic Company (Company or Mosaic) have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) (GAAP) for interim financial information. Accordingly, these statements do not include all information, notes and disclosures normally provided in annual financial statements but include all adjustments, consisting of normal recurring adjustments, which the Company’s management considers necessary for fair presentation with the exception of the combination discussed in Note 2 and the change in accounting principles discussed in Note 3. Interim results are not necessarily indicative of the results expected for the full year. The balance sheet as of May 31, 2004 has been derived from the financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 2004 included in the proxy statement/prospectus (Proxy Statement/Prospectus) dated September 17, 2004 for the special meeting of the common stockholders of Mosaic Global Holdings Inc., formerly IMC Global Inc., (Mosaic Global Holdings or IMC) at which common stockholders of Mosaic Global Holdings considered and voted upon a proposal to adopt a merger and contribution agreement pursuant to which Mosaic Global Holdings combined its businesses with the fertilizer businesses of Cargill, Incorporated (Cargill) to form the Company. In addition, refer to the consolidated financial statements and notes thereto as of and for the periods ended August 31, 2004 and 2003 in the Company’s prospectus dated December 15, 2004 for the solicitation of consents relating to certain debt securities issued by Mosaic Global Holdings and Phosphate Acquisition Partners LP (PAP), formerly Phosphate Resource Partners Limited Partnership (PLP).

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
		(as restated)		(as restated)
Net sales	$1,077.7	$664.4	$1,802.5	$1,211.8
Cost of goods sold	1,016.5	617.2	1,659.1	1,134.8

Gross margins	61.2	47.2	143.4	77.0
Selling, general and administrative expenses	45.4	24.8	76.4	46.6
Other operating (income) expense	3.5	(0.1)	(2.3)	(0.3)

Operating earnings	12.3	22.5	69.3	30.7
Interest expense	25.0	7.4	32.6	15.7
Foreign currency transaction loss	23.3	1.4	24.9	1.4
Other (income) expense, net	(4.6)	0.3	(4.9)	(0.7)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(31.4)	13.4	16.7	14.3
Provision (benefit) for income taxes	(7.9)	4.5	5.7	4.0

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(23.5)	8.9	11.0	10.3
Equity in net earnings of nonconsolidated companies	15.8	11.0	25.6	16.1
Minority interests in net earnings of consolidated companies	(0.7)	(0.7)	(1.9)	(1.6)

Earnings (loss) before the cumulative effect of a change in accounting principle	(8.4)	19.2	34.7	24.8
Cumulative effect of a change in accounting principle, net of tax	—	—	(2.0)	—

Net earnings (loss)	$(8.4)	$19.2	$32.7	$24.8

Earnings (loss) available for common stockholders:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(8.4)	$19.2	$34.7	$24.8
Preferred stock dividend	(1.1)	—	(1.1)	—

Earnings (loss) available for common stockholders	$(9.5)	$19.2	$33.6	$24.8

Basic earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.03)	$0.08	$0.12	$0.10
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Basic net earnings (loss) per share	$(0.03)	$0.08	$0.11	$0.10

Basic weighted average number of shares outstanding	304.7	250.6	277.5	250.6
Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.03)	$0.08	$0.12	$0.10
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Diluted net earnings (loss) per share	$(0.03)	$0.08	$0.11	$0.10

Diluted weighted average number of shares outstanding	304.7	250.6	289.1	250.6

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except share and per share amounts)

(Unaudited)

	November 30, 2004	May 31, 2004
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$121.8	$10.1
Restricted cash	5.6	—
Short-term investments	5.0	0.1
Receivables, net	501.3	199.4
Trade receivables due from Cargill, Incorporated and affiliates	35.7	32.9
Inventories	667.5	358.0
Deferred income taxes	9.2	15.0
Vendor prepayments	34.6	28.7
Other current assets	67.5	24.3

Total current assets	1,448.2	668.5
Property, plant and equipment, net	3,886.1	892.1
Investments in nonconsolidated companies	302.8	259.1
Note receivable from Saskferco Products Inc.	42.1	27.2
Goodwill	2,175.0	—
Other assets	67.4	23.6

Total assets	$7,921.6	$1,870.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$374.9	$90.8
Trade accounts payable due to Cargill, Incorporated and affiliates	42.4	20.5
Accrued liabilities	260.3	80.5
Accrued income taxes	131.0	27.2
Customer prepayments	25.4	26.5
Short-term debt and current maturities of long-term debt	111.4	9.8
Due to Cargill, Incorporated and affiliates	74.2	202.9

Total current liabilities	1,019.6	458.2
Long-term debt, less current maturities	2,352.7	32.6
Long-term debt – due to Cargill, Incorporated and affiliates	0.4	306.6
Deferred income taxes	698.9	84.8
Deferred asset retirement obligations	276.4	98.2
Accrued pension and postretirement benefits	286.1	11.6
Other noncurrent liabilities	164.0	28.5
Minority interest in consolidated subsidiaries	13.8	7.6
Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, authorized 15,000,000 shares, 2,750,000 shares issued and outstanding as of November 30 (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized as of November 30:
Class B common stock, 5,458,955 shares issued and outstanding as of November 30	—	—
Common stock, 377,347,911 shares issued and outstanding as of November 30	3.8	—
Capital in excess of par value	2,156.2	—
Retained earnings	987.7	956.1
Accumulated other comprehensive loss	(38.0)	(113.7)

Total stockholders’ equity	3,109.7	842.4

Total liabilities and stockholders’ equity	$7,921.6	$1,870.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30
	2004	2003
		(as restated)
Cash Flows from Operating Activities
Net earnings	$32.7	$24.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	66.2	45.7
Minority interest	1.9	1.6
Deferred income taxes	1.4	(1.4)
Increase in equity in nonconsolidated companies, net of dividends	(3.6)	(9.7)
Cumulative effect of a change in accounting principle	2.0	—
Other charges	55.1	9.7
Other credits	(29.2)	(1.2)
Changes in assets and liabilities, exclusive of acquisition:
Receivables, net	(39.3)	(104.9)
Inventories	13.7	40.2
Other current assets	1.8	(9.3)
Accounts payable	64.9	(13.7)
Accrued expenses	(39.4)	33.7
Other current liabilities	(1.1)	47.2
Due to/from Cargill, Incorporated and affiliates	19.1	13.6

Net cash provided by operating activities	146.2	76.3
Cash Flows from Investing Activities
Capital expenditures	(85.4)	(52.9)
Acquisition of IMC Global Inc., net of cash acquired	52.8	—
Investment in note of Saskferco Products Inc.	(14.9)	—
Investments in nonconsolidated companies	(2.2)	(8.9)
Investments in businesses acquired and minority interests	—	(4.3)
Proceeds from the sale of assets	0.5	0.3
Other	—	6.0

Net cash used in investing activities	(49.2)	(59.8)

Cash Flows from Financing Activities
Payments of long-term debt	(0.3)	(12.2)
Proceeds from issuance of long-term debt	1.1	4.2
Changes in short-term debt, net	5.1	—
Stock options exercised and restricted stock awards	3.1	—
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	16.4	(4.7)
Increase in restricted cash	(5.6)	—
Cash dividends paid to Cargill, Incorporated	(5.1)	—
Other	—	0.9

Net cash provided by (used in) financing activities	14.7	(11.8)

Net change in cash and cash equivalents	111.7	4.7
Cash and cash equivalents—beginning of year	10.1	7.8

Cash and cash equivalents—end of period	$121.8	$12.5

Non cash investing activities:
Issuance of Mosaic common stock, preferred stock and stock options in exchange for IMC common stock, preferred stock and stock options	$1,710.1	$—

Non cash financing activities:
Contributions from Cargill, Incorporated to convert short and long-term debt to common stock and capital in excess of par value	$451.6	$—

(See Notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Statement of Stockholders’ Equity

(In millions, except per share amounts)

(Unaudited)

	Total Shares			Amounts
	Preferred stock	Class B stock	Common stock	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss)	Total stockholders’ equity
Balance as of May 31, 2004, as previously reported	—	—	—	$—	$—	$946.7	$(113.7)	$833.0
Adjustment for the cumulative effect of a change in accounting principle (Note 3)	—	—	—	—	—	9.4	—	9.4

Balance as of May 31, 2004, as restated	—	—	—	$—	$—	$956.1	$(113.7)	$842.4
Net earnings	—	—	—	—	—	32.7	—	32.7
Issuance of stock (par value $0.01 per share)	2.8	—	126.2	1.3	1,708.8	—	—	1,710.1
Stock compensation exercises and grants	—	—	0.5	—	3.4	—	—	3.4
Contributions from Cargill, Incorporated	—	5.5	250.6	2.5	449.1	—	—	451.6
Dividends paid to Cargill, Incorporated	—	—	—	—	(5.1)	—	—	(5.1)
Dividends accrued on preferred shares	—	—	—	—	—	(1.1)	—	(1.1)
Net change in accumulated other comprehensive loss (Note 13)	—	—	—	—	—	—	75.7	75.7

Balance as of November 30, 2004	2.8	5.5	377.3	$3.8	$2,156.2	$987.7	$(38.0)	$3,109.7

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

The Company was created through the business combination (Combination) of IMC and the fertilizer businesses of Cargill on October 22, 2004. In connection with this Combination, IMC Global Inc. was renamed Mosaic Global Holdings Inc. IMC Global Inc. is sometimes referred to in this report as IMC or Mosaic Global Holdings and the fertilizer businesses of Cargill are sometimes referred to as Cargill Crop Nutrition (CCN). Immediately following the Combination, Cargill and its subsidiaries (other than Mosaic and its subsidiaries) owned approximately 66.5 percent of the outstanding common stock of Mosaic and all 5,458,955 shares of Mosaic Class B common stock (Class B Common Stock), while approximately 33.5 percent of the outstanding common stock of Mosaic and all 2,750,000 shares of Mosaic 7.50 percent Mandatory Convertible Preferred Stock were publicly held.

The business of the Company is conducted through wholly and majority owned subsidiaries as well as investments accounted for by the equity method. The Company is organized into the following four business segments which are engaged in producing, blending and distributing fertilizer products around the world:

The Phosphates business segment operates mines and processing plants in Florida that produce phosphate fertilizer and feed phosphate, and processing plants in Louisiana that produce phosphate fertilizer. Phosphate fertilizer and feed phosphate are sold throughout North America and internationally. The Phosphates business segment results include North American distribution activities and the results of Phosphate Chemical Export Association, Inc. (PhosChem), a Webb-Pomerene Act organization that serves as a North American export association for certain phosphate crop nutrient producers, including the Company. The Phosphates business segment results exclude the results of the distribution of phosphate and feed products by the Offshore business segment.

The Potash business segment mines and processes potash in the U.S. and Canada. Potash has four mines in Canada within the province of Saskatchewan and two in the U.S. located in New Mexico and Michigan. Each mine location has related facilities which refine the mined potash. Potash is sold throughout North America and internationally, principally as fertilizer. The Potash business segment results include North American distribution activities and sales through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers.

The Offshore business segment consists of the Company’s Brazil fertilizer operations and other offshore distribution operations. The Brazil fertilizer operation is the second largest producer and distributor of blended fertilizers for agriculture in Brazil. The other offshore distribution operations market fertilizer products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties, to wholesalers, cooperatives, independent retailers and agents and other agricultural customers that, in turn, market these products and services to farmers and other end-users in South America, Europe and the Pacific Rim. In South America, the offshore distribution operations also market fertilizer products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties, directly to farmers and other end-users. Offshore distribution operates fertilizer blending and bagging facilities, port terminals and warehouses in seven countries, and maintains a sales presence in six additional countries. This segment also holds a 35 percent equity stake in a recently constructed diammonium phosphate (DAP) granulation plant near Haiku, China in the Yunnan province as well as a 33.4 percent indirect equity interest in Fertifos S.A. (Fertifos), which owns 55.6 percent of Fosfertil S.A. (Fosfertil). Fosfertil operates phosphate and nitrogen processing plants in Brazil. The Company accounts for its investments in the DAP granulation plant and Fertifos using the equity method.

The Nitrogen business segment includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc. (Saskferco), a Saskatchewan-based nitrogen joint venture as well as for nitrogen products purchased from other unrelated third parties. This business segment also includes results from the Company’s 50 percent ownership interest in Saskferco. The remaining 50 percent interest in Saskferco is owned by Investment Saskatchewan Inc. (49 percent) and Citibank Canada (1 percent). Saskferco produces anhydrous ammonia, granular urea, feed grade urea and urea ammonium nitrate (UAN) solution for shipment to nitrogen fertilizer customers in western Canada and the northern tier of the U.S. The Company accounts for its investment in Saskferco using the equity method.

Statement Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting. The financial information reflected in these financial statements for periods prior to the Combination include the accounts and activities of CCN. Accordingly, these financial statements do not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations would have been had the Company been an independent entity during the periods presented. Prior to the Combination certain costs were charged to the Company by Cargill and its affiliates and were generally based on proportional allocations and, in certain circumstances, based on specific identification of applicable costs which management believed were reasonable. Subsequent to the Combination Cargill and its affiliates provide certain administrative services to the Company. The costs of these services are determined in accordance with the Master Transition Services Agreement. Management believes these costs are reasonable. The results of operations for the IMC entities in existence prior to the Combination have only been included in the Mosaic condensed consolidated financial statements since October 22, 2004 in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Mosaic and its majority owned subsidiaries. Investments in companies where the Company does not have control, but has the ability to exercise significant influence (generally between a 20 to 50 percent ownership interest) are accounted for by the equity method. Other investments where the Company is unable to exercise significant influence over operating and financial decisions are accounted for under the cost method.

Revenue Recognition

Revenue is recognized upon the transfer of title to the customer, which is generally at the time the product is shipped, and the price is fixed and determinable. For certain export shipments, transfer of title occurs outside the U.S. Shipping and handling costs are included as a component of cost of sales.

Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized against any portion of deferred tax assets when realization is not considered more likely than not.

Prior to the Combination, the provision or benefit for income taxes for some of the entities comprising CCN were determined by the application of Cargill tax allocation policies, whereby taxes or benefits were generally allocated on the basis of the individual entities’ taxable income or loss and applicable credits in relation to the combined or consolidated totals for all Cargill entities included in the relevant return filing.

Foreign Currency Translation

Assets and liabilities of foreign operations in non-highly inflationary countries are translated at exchange rates in effect at the balance sheet date, while income statement accounts are translated at the average exchange rates for the period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity until the foreign entity is sold or liquidated. The effect on the Consolidated Statement of Operations of transaction gains and losses is presented on the face of the statement. These transaction gains and losses result from transactions that are denominated in a currency that is other than the functional currency of the foreign operation.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less.

Inventories

Inventories are stated at the lower of cost or market. Cost includes materials, production labor and overhead and is determined on the weighted average cost basis.

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Depletion expenses for mining operations, including mineral reserves, are determined using the units-of-production method based on estimates of recoverable reserves. Repairs and maintenance costs are expensed when incurred. Depreciation is computed principally using the straight-line method over the following useful lives:

Buildings	8-40 years
Machinery and equipment	4-20 years
Land improvements	12-40 years

Investments

Investments in the common stock of affiliated companies in which the Company’s ownership interest is 50 percent or less and in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method after eliminating the effects of any material intercompany transactions. All other investments are carried at fair value or at cost, as appropriate.

Recoverability of Long-Lived Assets

Long-lived assets, including property, plant and equipment; capitalized software costs; and investments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill. Goodwill is required to be tested for impairment on an annual basis (or more frequently if impairment indicators arise). The Company has established March 1 as the date of its annual test for impairment of goodwill.

Environmental Costs

Provisions for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the provisions, the Company uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock options

The Company uses the fair value method to account for stock-based employee compensation.

Derivative and Hedging Activities

The Company utilizes various types of derivative products (principally options, futures, forwards and currency swaps) to hedge currency and raw material cost risks arising from certain of its assets and liabilities. The Company recognizes all derivative instruments in the balance sheet at fair value with changes in such fair values recognized immediately in earnings unless specific hedging criteria are met. Effective changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss when the underlying hedged item impacts net earnings and all ineffective changes in fair value are recorded currently in net earnings (loss).

2.	BUSINESS COMBINATIONS

The Combination was consummated pursuant to the terms of an Agreement and Plan of Merger and Contribution dated as of January 26, 2004, as amended (Merger and Contribution Agreement). Under the terms of the Merger and Contribution Agreement, a wholly-owned subsidiary of Mosaic merged with and into IMC on October 22, 2004, and became a wholly-owned subsidiary of Mosaic. In the Combination, IMC’s common stockholders received one share of Mosaic common stock for each share of IMC common stock owned. In addition, holders of shares of IMC’s 7.50 percent Mandatory Convertible Preferred Stock (IMC Preferred Stock) received one share of 7.50 percent Mandatory Convertible Preferred Stock of Mosaic (Preferred Stock) for each share of IMC Preferred Stock owned. The Merger and Contribution Agreement also provided for Cargill and its affiliates to contribute equity interests in entities owning CCN to Mosaic immediately prior to the Combination (Cargill Contribution). In consideration for the Cargill Contribution, Cargill and its affiliates received shares of Mosaic common stock, plus shares of Mosaic’s Class B Common Stock. Immediately following the completion of the transactions contemplated by the Merger and Contribution Agreement:

•	IMC’s former common stockholders owned 33.5 percent of the outstanding shares of Mosaic common stock;

•	Cargill and its affiliates owned 66.5 percent of the outstanding shares of Mosaic common stock;

•	Cargill and its affiliates owned all 5,458,955 of the outstanding shares of the Mosaic Class B Common Stock; and

•	IMC’s former preferred stockholders owned all 2,750,000 of the outstanding shares of the Preferred Stock.

The Merger and Contribution Agreement, as amended, required that CCN have $435.0 million of net operating working capital (calculated in accordance with the provisions of the Merger and Contribution Agreement) upon the Cargill Contribution to Mosaic. The Merger and Contribution Agreement required that Cargill and its affiliates contribute additional capital to Mosaic in the event of any working capital shortfall. Pursuant to the amendment that increased the amount of such net operating working capital from $357.2 million to $435.0 million, Cargill retained $40.0 million of notes receivable from the long-term assets of CCN. The amendment to the Merger and Contribution Agreement provided that such $40.0 million of retained notes receivable did not reduce net operating working capital as calculated for purposes of the Merger and Contribution Agreement. The net operating working capital of CCN as calculated in accordance with the provisions of the Merger and Contribution Agreement upon the Cargill Contribution was $425.2 million and on December 31, 2004 Cargill and its affiliates contributed $9.8 million in cash to Mosaic (the difference between the required and actual amounts of net operating working capital). Currently, Cargill retains $40.0 million of notes that mature 180 days from the date of the Combination.

GAAP requires that the Company report the Combination for financial reporting purposes in a manner different from the actual legal structure of the Combination. For financial reporting purposes, the Combination was treated as a purchase of IMC by CCN, with the purchase price deemed to be paid for IMC being based on an average of the closing prices of IMC common stock and IMC Preferred Stock for the two days before and the two days after Cargill and IMC announced the signing of the definitive Merger and Contribution Agreement on January 27, 2004. For financial reporting purposes the purchase price also includes the fair value of the IMC stock options and other direct costs related to the Combination. The purchase price was approximately $1,710.1 million, calculated as follows:

(in millions)
Fair market value of IMC common shares	$1,393.6
Fair market value of IMC preferred shares	216.8
Fair market value of IMC stock options	79.3

Fair market value of IMC equity securities	1,689.7
Direct costs related to the Combination	20.4

Purchase price	$1,710.1

The purchase price has been allocated based on an initial estimate of the fair value of assets acquired and liabilities assumed as of October 22, 2004, as follows:

Current assets	$701.5
Property, plant and equipment	2,942.4
Goodwill	2,175.0
Other assets	110.9

Total assets acquired	5,929.8

Current liabilities	609.5
Long-term debt	2,350.7
Other liabilities	1,259.5

Total liabilities assumed	4,219.7

Net assets acquired	$1,710.1

The $2,175.0 million of goodwill was initially assigned to the Phosphates and Potash segments in the amounts of $510.1 million and $1,664.9 million, respectively.

Mosaic engaged an outside appraisal firm to assist in determining the fair value of the long-lived, tangible and the identifiable intangible assets of IMC. The Company has used the appraisal firm’s most recent appraisal for the current quarter. The final appraised values of the long-lived, tangible assets and the identifiable intangible assets may differ from the amounts presented. Recently prepared information regarding the fair values of assets acquired and liabilities assumed in the Combination are preliminary and subject to change in the future as additional requested information becomes available. Management is currently assessing the activities of the acquired business and evaluating whether any changes to those activities are necessary in light of management’s future business plan. Management’s analysis could result in changes to the information provided above.

The following unaudited pro forma information presents the combined results of operations of CCN and IMC for the three and six months ended November 30, 2004 and 2003, as if the acquisition had been consummated as of the beginning of the periods presented. The three months ended November 30, 2004 include Combination expenses of approximately $50.0 million, a non-cash foreign exchange loss due to the strengthening of the Canadian dollar against the U.S. dollar of approximately $57.0 million and the previously disclosed charge associated with IMC’s termination of a phosphate rock sales agreement with U.S. Agri-Chemicals of approximately $73.0 million prior to the Combination. This pro forma information is not necessarily indicative of what would have occurred had the Combination and related transactions occurred on the date indicated, nor is it necessarily indicative of future results of the Company.

	(Pro forma)
	Three months ended November 30		Six months ended November 30
(unaudited)	2004	2003	2004	2003
Net sales	$1,466.5	$1,232.5	$2,918.3	$2,315.2
Cost of goods sold	1,431.8	1,121.6	2,691.7	2,176.3

Gross margins	34.7	110.9	226.6	138.9
Selling, general and administrative expenses	64.6	43.2	117.5	88.4
Other operating (income) expense	3.5	2.4	(2.3)	(14.0)

Operating earnings (loss)	(33.4)	65.3	111.4	64.5
Interest expense	45.2	40.8	86.3	82.4
Foreign currency transaction loss	57.2	25.6	75.2	20.7
Gain on sale of securities	(0.2)	—	(9.4)	(35.5)
Debt refinancing expense	—	—	—	25.2
Other (income) expense, net	39.8	0.6	42.8	(1.8)

Loss from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(175.4)	(1.7)	(83.5)	(26.5)
Provision (benefit) for income taxes	(24.6)	(0.4)	6.2	(22.0)

Loss from consolidated companies before the cumulative effect of a change in accounting principle	(150.8)	(1.3)	(89.7)	(4.5)
Equity in net earnings of nonconsolidated companies	15.8	11.0	25.6	16.1
Minority interests in net earnings of consolidated companies	(0.7)	(0.7)	(1.9)	(1.6)

Earnings (loss) before the cumulative effect of a change in accounting principle	(135.7)	9.0	(66.0)	10.0
Cumulative effect of a change in accounting principle, net of tax	—	—	(2.0)	—

Net earnings (loss)	$(135.7)	$9.0	$(68.0)	$10.0

Earnings (loss) available for common shareholders:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(135.7)	$9.0	$(66.0)	$10.0
Preferred stock dividend	(2.6)	(2.6)	(5.2)	(4.3)

Earnings (loss) available for common shareholders	$(138.3)	$6.4	$(71.2)	$5.7

Basic earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.37)	$0.02	$(0.18)	$0.02
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Basic net earnings (loss) per share	$(0.37)	$0.02	$(0.19)	$0.02

Basic weighted average number of shares outstanding	376.8	376.8	376.8	376.8

Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.37)	$0.02	$(0.18)	$0.02
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Diluted net earnings (loss) per share	$(0.37)	$0.02	$(0.19)	$0.02

Diluted weighted average number of shares outstanding	376.8	376.8	376.8	376.8

Prior to October 19, 2004, PLP was a master limited partnership in which IMC held an indirect majority partnership interest and the remaining partnership interests were publicly traded on the New York Stock Exchange (NYSE). PLP had no ongoing business operations other than a minority ownership interest in IMC Phosphates Company (renamed Mosaic Phosphates Company following the Combination), in which IMC indirectly held the remaining (majority) equity interest. On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC. On October 19, 2004, the partners of PLP approved the merger, the merger was consummated and each publicly traded PLP unit was converted into the right to receive 0.2 shares of IMC common stock. On October 22, 2004, each share of IMC common stock issued to the PLP unitholders was converted into the right to receive one share of Mosaic common stock as part of the Combination.

On January 30, 2004, shortly following the announcement of the proposed Combination between CCN and IMC a lawsuit was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a common stockholder of IMC on behalf of a purported class of all IMC common stockholders. Named as defendants in the complaint were IMC, all members of IMC’s board of directors and Cargill. The plaintiff alleged, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to IMC’s common stockholders by, among other things, failing to conduct an auction or otherwise checking the market value of IMC before voting to approve the Merger and Contribution Agreement, and that the consideration to be received by IMC’s common stockholders was inadequate because, among other things, it was less than the “intrinsic value” of IMC’s common stock and it did not offer a premium to IMC’s common stockholders. The lawsuit sought, among other things, to enjoin or rescind the Combination or, alternatively, to recover unspecified damages and costs.

On February 24, 2004, a second lawsuit, similar to the lawsuit described above, was filed in the Court of Chancery for New Castle County in Wilmington, Delaware. On March 17, 2004, the Delaware Court of Chancery consolidated the two lawsuits and named the complaint in the lawsuit described in the previous paragraph as the operative complaint for the consolidated lawsuit.

Four purported class action lawsuits have been filed in the Court of Chancery for New Castle County in Wilmington, Delaware against IMC, PLP, PLP’s administrative managing general partner and, in some cases, their respective boards of directors, by holders of PLP units in connection with the PLP merger. These lawsuits were consolidated into a single action by the Delaware Court of Chancery on August 23, 2004. These lawsuits generally alleged that the defendants breached their fiduciary duties as a consequence of various public announcements made by IMC that it intended to make, or that it had made, a proposal to acquire all of the outstanding PLP units that it did not already own. The plaintiffs in these lawsuits, on behalf of a class of all unitholders of PLP (except for the defendants and their affiliates), sought, among other things, to enjoin the PLP merger or, to the extent that the PLP merger is consummated, to rescind the PLP merger, and monetary damages in an unspecified amount.

On August 20, 2004, the parties reached agreements in principle to settle all of the proceedings described above and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery. Hearings have been set in the above proceedings for January 31, 2005 to determine whether the settlements should be approved by the court. The settlement amounts have been accrued by the Company as of November 30, 2004.

3.	CHANGES IN ACCOUNTING PRINCIPLE

Change in Inventory Costing Method

During the second quarter of fiscal year 2005, the Company changed its method of inventory costing from the last-in, first-out (LIFO) method to the weighted-average cost method. The newly adopted accounting principle is preferable in the circumstances because the weighted-average cost method better measures the current value of phosphate crop nutrients inventory and provides a more accurate reflection of the Company’s financial position. The change will also conform the inventory costing methodology for phosphate crop nutrients to the policy utilized by the other business segments of the Company. The Company has retroactively restated the condensed consolidated financial statements for all periods presented to reflect this change. As a result of the change, inventory previously reported as of May 31, 2004 increased $14.5 million, accrued income taxes increased $5.1 million and the balance of retained earnings increased by $9.4 million. The effect of the change on the three-month and six-month periods ended November 30, 2004 was to increase net earnings by $4.4 million, or $0.02 per share in both periods. The effect of the change on the previously reported three-month and six-month periods ended November 30, 2003 was to decrease net earnings by $2.6 million, or $0.01 per share, and $5.2 million, or $0.02 per share, respectively.

Implementation of Two-Month Lag Reporting Policy for Fertifos Investment

The Company is an indirect 33.4 percent minority owner of Fertifos, a Brazilian holding company whose only asset is a 55.6 percent ownership interest in Fosfertil. Fosfertil is a publicly traded company in Brazil that operates phosphate and nitrogen processing plants which produce crop nutrition products for the Brazilian agricultural market. The Company’s condensed consolidated financial statements reflect its interest in Fertifos using the equity method of accounting. Prior to the Combination, the financial statements of CCN in the Proxy Statement/Prospectus also used the equity method of accounting for investments to reflect the interest in Fertifos. For purposes of the Proxy Statement/Prospectus, the Fertifos financial statements used in determining the equity method adjustment were as of the same dates and for the same financial reporting periods as the consolidated financial statements of CCN. Following the Combination, Mosaic has changed its method of applying the equity method of accounting to its investment in Fertifos to include the results of operations for this investee in its reported results as of the dates and for the reporting periods for which Fosfertil has most recently made its financial information publicly available in Brazil, which results in a two-month lag in the reporting of Mosaic’s interest in the earnings of Fertifos in the Company’s condensed consolidated financial statements. This reporting lag is the result of the different fiscal year-end and related interim period-end dates between the Company and Fosfertil. The Company believes that its inclusion of the results of operations for Fertifos on a two-month lag basis is preferable because (i) there is no contractual or legal requirement, and thus there can be no assurance, that financial information for Fertifos that is more current than its financial information that is publicly available in Brazil would be available to the Company on a consistent and timely basis to enable the Company to meet its quarterly and annual financial reporting obligations to the Securities and Exchange Commission, and (ii) the Company has been advised by Brazilian counsel that, because Fosfertil’s securities are publicly traded in Brazil, the Company’s release of information concerning Fertifos (and therefore, indirectly, Fosfertil) prior to Fosfertil’s disclosure of its financial results in Brazil could result in claims for violations of Brazilian insider trading or other securities laws under certain circumstances.

As a result of this change in accounting principle, net earnings for the six-month period ended November 30, 2004 includes a $2.0 million charge, net of tax, for the cumulative effect of a change in accounting principle as of June 1, 2004. The effect of the change on the three-month period ended August 31, 2004 was to decrease net earnings by $4.7 million to $41.1 million, or $0.02 per share to $0.16 per share. The Company is not disclosing the effect of the change on the three-month and six-month periods ended November 30, 2004 because providing such information would be contrary to the reasons for changing to a two-month lag basis as described above.

The pro forma amounts below reflect the effect of the retroactive application of the equity method on a lag basis as discussed above as if the new method been in effect for all periods:

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
Net earnings (loss)	$(8.4)	$20.1	$32.7	$25.5
Net earnings (loss) per share – basic and diluted	$(0.03)	$0.08	$0.11	$0.10

4.	RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2003, the Financial Accounting Standards Board (FASB) issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R, along with its related interpretations, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds significant variable interest in a VIE but is not the primary beneficiary.

FIN 46R is effective for public companies that have interests in VIEs for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The Company adopted FIN 46R effective June 1, 2004.

For purposes of FIN 46R, PhosChem is deemed to be a VIE and the Company is deemed to be the primary beneficiary. Accordingly, PhosChem is included in the condensed consolidated financial statements of the Company. A significant portion of the Company’s export sales of phosphate crop nutrients are marketed through PhosChem. As a member, the Company or its subsidiaries are, subject to certain conditions and exceptions, contractually obligated to reimburse the export association for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from the export association. PhosChem has been consolidated under FIN 46R and had net sales of $49.3 million for the period of October 23, 2004 through November 30, 2004, which are included in the Company’s consolidated net sales. PhosChem funds its operations in part through a third-party financing facility, under which $16.8 million is outstanding as of November 30, 2004. As of November 30, 2004, PhosChem had $45.0 million of trade receivables pledged as collateral for PhosChem’s notes payable under this financing facility. This financing facility is nonrecourse to the Company. These amounts are included in the Company’s Condensed Consolidated Balance Sheet as of November 30, 2004.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt the provisions of SFAS 123R as of the beginning of the first interim period that begins after June 15, 2005, although earlier adoption is permitted. The Company has yet to determine the impact, if any, of SFAS 123R on its financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring that these items be recognized as current-period expenses regardless of circumstance. The Company is required to adopt the provisions of SFAS 151 during the fiscal years beginning after June 15, 2005, although earlier adoption is permitted. The Company has yet to determine the impact, if any, of SFAS 151 on its financial statements.

5.	INVESTMENTS IN NONCONSOLIDATED COMPANIES

Saskferco is a nitrogen fertilizer joint venture among the Company (50 percent), Investment Saskatchewan Inc. (49 percent) and Citibank Canada (1 percent) and is located in Saskatchewan, Canada. The summarized financial information shown below represents the results of Saskferco at 100 percent.

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
Net sales	$82.1	$88.9	$160.7	$105.5
Gross margins	$23.5	$22.6	$41.4	$24.4
Net earnings	$6.2	$11.4	$11.7	$8.8

The Company is an indirect 33.4 percent minority owner of Fertifos, which has a 55.6 percent ownership interest in Fosfertil. Fosfertil operates phosphate and nitrogen processing plants in Brazil. The summarized financial information shown below represents the results of Fertifos at 100 percent using the accounting policy discussed in Note 3.

	Three months ended November 30		Six months ended November 30
	2004[a]	2003	2004[a]	2003
Net sales	$235.7	$194.4	$381.2	$372.4
Gross margins	$103.9	$48.2	$159.5	$99.5
Net earnings	$33.0	$13.9	$45.8	$30.0
[a]	Represents the three and six months ended September 30

6.	INVENTORIES

The November 30, 2004 period includes inventories for CCN and IMC. The May 31, 2004 period includes only CCN. See Note 3 for a discussion of a change in accounting principle for inventories.

	November 30, 2004	May 31, 2004
Raw materials	$134.9	$147.4
Work in process	75.2	23.1
Finished goods	346.4	150.9
Operating materials and supplies	111.0	36.6

Inventories	$667.5	$358.0

7.	PROPERTY, PLANT AND EQUIPMENT

The November 30, 2004 period includes property, plant and equipment for CCN and IMC. The May 31, 2004 period includes only CCN.

	November 30, 2004	May 31, 2004
Land	$150.4	$88.9
Mineral properties and rights	1,618.2	48.2
Buildings and leasehold improvements	661.4	373.0
Machinery and equipment	2,059.1	985.6
Construction-in-progress	240.4	159.9

	4,729.5	1,655.6
Less: Accumulated depreciation and depletion	843.4	763.5

Property, plant and equipment, net	$3,886.1	$892.1

8.	GUARANTEES

The Company issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are approximately equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the financial institutions and the Company would be required to perform under the guarantees, the Company has obtained collateral from the customers. As of November 30, 2004, the maximum potential future payment under the guarantees was estimated to be $46.4 million.

In connection with the sale of various businesses over the last few years, the Company has provided certain indemnification rights to buyers. These indemnification rights are contingent commitments, primarily related to specified environmental matters, legal proceedings and workers’ compensation claims, pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. For those matters where a dollar amount is estimable, the maximum potential future payments the Company could be required to make under the indemnification rights as of November 30, 2004 was estimated to be $25.0 million. An estimate could not be made for certain matters because of the current status of these matters. As of November 30, 2004, the Company had recorded a liability of $6.5 million related to these indemnification agreements.

9.	FINANCING ARRANGEMENTS

In May 2001, Mosaic Global Holdings entered into a senior secured credit facility pursuant to a credit agreement. The credit facility, as amended and restated (Credit Facility), consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and a term loan facility (Term Loan Facility) of approximately $249.8 million. As of November 30, 2004, Mosaic Global Holdings had (i) no outstanding borrowings under the Revolving Credit Facility; (ii) outstanding letters of credit totaling $80.9 million, $1.6 million of which do not reduce availability under the Revolving Credit Facility; and (iii) $249.8 million outstanding under the Term Loan Facility. The net available borrowings under the Revolving Credit Facility as of November 30, 2004 were approximately $130.7 million.

The Credit Facility contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions, indebtedness, the payment of dividends, and repurchases or redemptions of capital stock. The Credit Facility also requires Mosaic Global Holdings to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). Mosaic Global Holdings expects to be in compliance with the provisions of the Credit Facility throughout fiscal 2005 and was in compliance as of November 30, 2004. Under the covenants limiting the payment of dividends, as of November 30, 2004, Mosaic Global Holdings had $33.6 million available for the payment of cash dividends with respect to its common stock. The amount available for payment of dividends is increased by 25 percent of cumulative Consolidated Net Income (as defined in the Credit Facility) for each fiscal year. Additionally, after the payment of any future cash dividends on common stock, Mosaic Global Holdings must have at least $50.0 million of additional borrowings available under the Revolving Credit Facility.

In March 2004, Mosaic Global Holdings announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement). The descriptions of the terms of the Credit Agreement below reflect those amendments. Under the Credit Agreement, Mosaic Global Holdings is required to report quarterly results on a fiscal quarter-end basis which is based on the calendar year. The latest information available is as of September 30, 2004.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing Mosaic Global Holdings’ Credit Facility), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ interest expense coverage ratio was 2.01 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing Mosaic Global Holdings’ Credit Facility) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ total leverage ratio was 5.07 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing Mosaic Global Holdings’ Credit Facility) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ secured leverage ratio was 0.67 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing Mosaic Global Holdings’ credit facilities to the sum of the total principal amount of the loans under Mosaic Global Holdings’ credit facilities plus the amount of any outstanding letters of credit and, as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. As of September 30, 2004, Mosaic Global Holdings’ collateral coverage ratio was 1.62 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, Mosaic Global Holdings amended the former provisions pursuant to which the Credit Facility (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if Mosaic Global Holdings had not refinanced its 7.625 percent Senior Notes due in 2005 and 6.55 percent Senior Notes due in 2005 (collectively 2005 Notes) prior to October 15, 2004. In 2003, Mosaic Global Holdings refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding. Pursuant to the amendments, the Credit Facility will not mature until the dates in 2006 referred to above as long as Mosaic Global Holdings repays approximately $10.0 million of the 2005 Notes at maturity in January 2005, and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007, or with the proceeds from an offering of equity securities. It is the Company’s intent to repay the approximately $10.0 million at maturity in January 2005 and to replace the existing Credit Agreement prior to March 24, 2005. There can be no assurance that prior to March 24, 2005 the Company will be able to replace the Credit Facility, refinance the 2005 Senior Notes or obtain an amendment to its Credit Facility removing the requirement to refinance.

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon Mosaic Global Holdings’ leverage ratio. With respect to the Revolving Credit Facility, interest on outstanding borrowings is calculated at either the prime rate plus 200.0 to 275.0 basis points or LIBOR plus 300.0 to 375.0 basis points. With respect to the Term Loan Facility, interest on outstanding borrowings is calculated at either the prime rate plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points. The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 375.0 basis points and LIBOR plus 400.0 basis points, respectively, as of November 30, 2004.

In connection with the Combination, IMC was required to obtain the consent of the lenders under the Credit Facility prior to its completion. On October 8, 2004, IMC received this consent. Along with this consent, IMC received consent from the lenders to exclude up to $40.0 million of closing costs related to the transactions from the EBITDA calculation as defined in the Credit Agreement. In addition, pursuant to the amendment, Mosaic Global Holdings will be subject to restrictions on specific types of transactions with its new affiliated entities, in addition to existing limitations in the Credit Agreement on affiliate transactions.

On October 22, 2004, Mosaic entered into an interim senior secured credit facility (Interim Credit Facility) in order to provide an additional source of liquidity for Mosaic and its subsidiaries (excluding Mosaic Global Holdings and its subsidiaries) following the closing of the Combination. The Interim Credit Facility consists of a revolving credit facility available for revolving loans, swingline loans and letters of credit of up to $160.0 million. Depending on the type of draw by Mosaic, the applicable interest rate is calculated as (a) LIBOR plus 1.25 percent or (b) the greater of (i) the prime rate, (ii) the base CD rate plus one percent or (iii) the federal funds effective rate plus 0.5 percent. The maturity date is the earlier of January 20, 2005 or the date that all loans outstanding under the Credit Facility are fully repaid and commitments thereunder terminated. There can be no assurance that prior to January 20, 2005 Mosaic will be able to extend or replace the Interim Credit Facility. As of November 30, 2004, Mosaic had no outstanding borrowings under the Interim Credit Facility and had outstanding letters of credit totaling $44.9 million. The net available borrowings under the Interim Credit Facility as of November 30, 2004 were approximately $115.1 million.

Mosaic’s obligations under the credit agreement (Interim Credit Agreement) governing the Interim Credit Facility are guaranteed by substantially all of Mosaic’s domestic subsidiaries excluding Mosaic Global Holdings and its subsidiaries (Guarantors) and is secured by the pledge of (i) the stock of substantially all of Mosaic’s domestic subsidiaries excluding Mosaic Global Holdings and its subsidiaries, (ii) 65 percent of the stock of first tier foreign subsidiaries of Mosaic and its subsidiaries excluding Mosaic Global Holdings and its subsidiaries, and (iii) intercompany promissory notes held by Mosaic and the Guarantors.

The Interim Credit Agreement contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Interim Credit Agreement generally prohibits the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock.

As part of the Combination on October 22, 2004, certain indebtedness owed by CCN became indebtedness of the Company and its consolidated subsidiaries. Mosaic Fertilizantes Ltda., the Brazilian subsidiary of Mosaic that serves as the parent company for Mosaic’s Brazilian businesses, has outstanding variable rate short term notes to a Cargill affiliate with an outstanding principal balance of approximately $40.0 million as of November 30, 2004 and is included in the due to Cargill, Incorporated and affiliates in current liabilities in the Condensed Consolidated Balance Sheet. The outstanding principal amount of other outstanding indebtedness, excluding the $40.0 million discussed above, owed by CCN that became indebtedness of the Company and its consolidated subsidiaries as part of the Combination was approximately $96.8 million as of November 30, 2004. Of this balance $65.8 million is classified as short-term debt and $31.0 million is classified as long-term debt in the Condensed Consolidated Balance Sheet.

The indentures relating to Mosaic Global Holdings’ 10.875 percent senior notes due 2008, the 11.250 percent senior notes due 2011 and 10.875 senior notes due 2013 (collectively Mosaic Global Holdings Senior Notes) contain provisions requiring the Company to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the Combination resulted in a change of control of IMC under the terms of those indentures. As of October 22, 2004, the closing date of the Combination, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. The Company made the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Pursuant to the offer, on January 10, 2005, Mosaic Global Holdings repurchased $19.5 million in aggregate principal amount of the Mosaic Global Holdings Senior Notes.

The indentures relating to Mosaic Global Holdings Senior Notes also contain certain covenants that limit various matters including the making of restricted payments. Under the most restrictive of the covenants limiting restricted payments, as of November 30, 2004, Mosaic Global Holdings had $14.4 million available for the payment of cash dividends with respect to its common stock. These covenants also limited certain other matters, including transactions between Mosaic Global Holdings and its subsidiaries, on the one hand, and other affiliates of Mosaic Global Holdings, including Mosaic and its other subsidiaries, on the other hand. On November 16, 2004, Mosaic Global Holdings initiated a debt consent solicitation (Debt Consent Solicitation) pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and CCN. As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which the Company conducts the Florida phosphate fertilizer and feed ingredients businesses acquired from CCN) and Mosaic Crop Nutrition, LLC (through which the Company conducts the domestic distribution operations acquired from CCN) guaranteed (i) the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes, (ii) the indentures relating to the 6.875 percent debentures due 2007, 7.30 percent debentures due 2008, 7.375 percent debentures due 2018, 7.625 percent notes due 2005, 9.45 percent debentures due 2011 and 6.55 percent notes due 2005 of Mosaic Global Holdings (Mosaic Global Holdings Other Notes) and (iii) the 7.0 percent notes due 2008 of PAP (successor by merger to PLP) (PLP Other Notes and collectively with the Mosaic Global Holdings Other Notes, the Other Notes). The Company paid a consent fee of $16.7 million with respect to the consents related to the Senior Notes.

On May 7, 2003, Mosaic USA LLC (formerly known as IMC USA Inc. LLC) (Mosaic USA) entered into a five year, $55.0 million revolving credit facility (Potash Facility) where it could borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points) and are secured by Mosaic USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of Mosaic USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by Mosaic USA Holdings Inc. (formerly known as IMC USA Holdings Inc.), a subsidiary of the Company and the parent of Mosaic USA. Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of November 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $33.9 million, under which Mosaic USA had no outstanding borrowings. The Potash Facility was amended prior to the closing of the Combination with CCN to permit the Combination to close. On December 15, 2004, the Potash Facility was terminated. Because the facility was terminated prior to maturity, an early termination fee and miscellaneous fees of approximately $0.6 million were paid to the lenders pursuant to the terms in the Potash Facility Loan Agreement, as amended.

In June 2003, IMC sold 2.75 million shares of IMC Preferred Stock (liquidation preference $50 per share) for net proceeds of $133.1 million. The net proceeds of the offering were used for general corporate purposes which included funding working capital and debt reduction. On October 22, 2004, in connection with the closing of the Combination, each outstanding share of IMC Preferred Stock was converted into one share of Preferred Stock (Note 2).

The terms of the Preferred Stock are identical to the terms of the IMC Preferred Stock, except with respect to voting rights as discussed more fully below. The Preferred Stock has a dividend yield of 7.5 percent, has a 22 percent conversion premium (for an equivalent conversion price of $7.76 per share of common stock) and will mandatorily convert into shares of Mosaic common stock on July 1, 2006. The Preferred Stock has an initial conversion rate of not more than 7.8616 shares and not less than 6.4440 shares of the Company’s common stock, based upon the average market price of the Company’s common stock. At any time prior to the mandatory conversion of the Preferred Stock, the holder may elect to convert each of such holder’s shares of Preferred Stock into 6.4440 shares of the Company’s common stock. In addition, if the closing price per share of the Company’s common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Stock then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each share of Preferred Stock; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006. In the event of a merger, acquisition or consolidation in which at least 30 percent of the consideration for shares of the Company’s common stock consists of cash or cash equivalents, each holder of Preferred Stock will have the right to convert such holder’s Preferred Stock into common stock at the mandatory conversion rate. The number of shares of common stock that could be issued upon conversion of the 2.75 million shares of Preferred Stock ranges from approximately 17.7 million shares to 21.6 million shares, respectively, based upon the average market price of the Company’s common stock at the time of conversion. The conversion rates and the number of shares of the Company’s common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

Dividends on the Preferred Stock are cumulative. Dividend rights and liquidation preferences of the Preferred Stock are senior to those of the Company’s common stock. The Company is permitted (subject to compliance with the registration provisions under the Securities Act of 1933 and other applicable requirements) to pay dividends on the Preferred Stock by delivering common stock to the transfer agent for the Preferred Stock, which common stock would be sold to pay the dividend.

Holders of the IMC Preferred Stock, prior to the Combination, generally did not have voting rights except in limited circumstances. The holders of Preferred Stock are entitled to vote on all matters to be voted on by the holders of Mosaic common stock. On all matters to be voted on by the holders of Preferred Stock, the holders will be entitled to one vote for each share of Preferred Stock held of record and will vote as a single class with the holders of shares of Mosaic common stock. In addition, the affirmative vote or consent of the holders of two-thirds of the outstanding Preferred Stock will be required for any amendment, alteration or repeal of Mosaic’s certificate of incorporation (including any certificate of designation or any similar document relating to any series of capital stock) that will adversely affect the powers, preferences, privileges or rights of holders of Preferred Stock.

As of November 30, 2004, the estimated fair value of long-term debt was approximately $55.0 million less than the carrying amount of such debt. The fair value of such long-term debt was estimated based on each debt instrument’s market price as of November 30, 2004.

10.	RELATED PARTY TRANSACTIONS

Net sales to Cargill and affiliates totaled $101.7 million and $63.2 million for the six months ended November 30, 2004 and 2003, respectively, and $57.0 million and $33.5 million for the three months ended November 30, 2004 and 2003, respectively. Sales to Cargill and affiliates are at prevailing market prices.

Prior to the Combination, costs were allocated to CCN by Cargill and affiliates for corporate services such as technical and administrative services, warehousing, brokerage and commission, insurance and pension and postretirement expenses. After October 22, 2004, the Company continues to receive certain services from Cargill and affiliates pursuant to a Master Transition Services Agreement entered into in connection with the Combination. The total amount of these expenses was $8.8 million and $8.2 million for the six months ended November 30, 2004 and 2003, respectively, and $5.5 million and $4.3 million for the three months ended November 30, 2004 and 2003, respectively. The amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Interest charged by Cargill and affiliates on loans between the Company and Cargill and affiliates was $9.6 million and $10.2 million for the six months ended November 30, 2004 and 2003, respectively, and $4.0 million and $4.8 million for the three months ended November 30, 2004 and 2003, respectively.

11.	PENSION PLANS AND OTHER BENEFITS

In accordance with the Merger and Contribution Agreement, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to Mosaic. Certain former CCN employees are still eligible for pension and other postretirement benefits under Cargill’s plans. These costs will be incurred by Cargill and (other than with respect to retiree medical benefits) charged to Mosaic. Costs charged to Mosaic for the former CCN employees were $2.0 million and $3.5 million for the three and six months ended November 30, 2004, respectively, and $1.3 million and $2.7 million for the three and six months ended November 30, 2003, respectively. The maximum aggregate amount that can be charged to Mosaic by Cargill for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate.

The components of net periodic pension costs related to the former IMC pension plans were:

	Three and six months ended November 30
	2004	2004
Service cost for benefits earned during the period	$0.7	$0.7
Interest cost on projected benefit obligation	3.2	3.2
Return on plan assets	(3.1)	(3.1)

Net pension expense	$0.8	$0.8

The components of other postretirement benefits costs related to the former IMC pension plans were:

	Three and six months ended November 30
	2004	2004
Service cost for benefits earned during the period	$0.1	$0.1
Interest cost on projected benefit obligation	0.7	0.7

Net other benefits expense	$0.8	$0.8

The Company estimates that contributions to its pension plans will be $16.6 million in fiscal year 2005. The Company’s estimated contributions to its other postretirement benefits plans are $11.4 million in fiscal year 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) became law. The 2003 Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004, FASB issued Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1), which permits sponsors of retiree health care benefit plans that provide prescription drug benefits to make a one time election to defer accounting for the effects of the 2003 Medicare Act, which was not applicable as the Company was required to record the acquired benefit obligation at fair value, including the effects of the 2003 Medicare Act. As a result, the estimated effect of the 2003 Medicare Act was reflected in the purchase accounting remeasurement of the Mosaic Global Holdings postretirement benefit plan on October 22, 2004. FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) was issued on May 19, 2004. FSP 106-2 supersedes FSP106-1 and provides guidance on the accounting for the effects of the 2003 Medicare Act for sponsors of retiree health care benefit plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy.

The Company has concluded that prescription drug benefits available under certain of its postretirement benefit plans are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act. The Company also expects that the federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The effect of this adjustment was a reduction of $0.1 million in net periodic postretirement benefit cost for the three months and six months ended November 30, 2004, respectively.

12.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and has different market dynamics. Management of the Company determined this segment structure based on how Management intends to manage the business on an on-going basis. As a result, this structure is different than the prior structure of CCN.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. All intersegment sales are market-based. The Company evaluates performance based on the operating earnings of the respective business segments.

For a description of the operating segments see Note 1. The Other segment primarily represents activities associated with corporate office activities and eliminations.

	Phosphates	Potash	Nitrogen	Offshore	Other	Total
Three months ended November 30, 2004
Net sales to external customers	$437.1	$135.9	$51.1	$450.2	$3.4	$1,077.7
Intersegment net sales	52.4	2.9	—	0.2	(55.5)	—
Gross margins	(7.6)	26.6	4.9	37.3	—	61.2
Operating earnings (loss)	(24.8)	23.4	3.8	16.6	(6.7)	12.3
Depreciation and amortization	27.9	11.5	0.1	3.3	—	42.8
Equity in net earnings of nonconsolidated companies	0.9	—	3.1	11.8	—	15.8

Six months ended November 30, 2004
Net sales to external customers	$737.4	$141.8	$109.4	$807.0	$6.9	$1,802.5
Intersegment net sales	115.6	2.9	—	5.6	(124.1)	—
Gross margins	27.3	26.9	8.9	80.6	(0.3)	143.4
Operating earnings (loss)	5.5	23.6	6.9	40.2	(6.9)	69.3
Depreciation and amortization	48.2	11.6	0.2	5.8	0.4	66.2
Equity in net earnings of nonconsolidated companies	1.5	—	5.9	18.2	—	25.6

Total assets as of November 30, 2004	3,106.9	6,417.5	107.3	1,010.2	(2,720.3)	7,921.6

Three months ended November 30, 2003
Net sales to external customers	$225.9	$13.6	$70.4	$352.1	$2.4	$664.4
Intersegment net sales	70.4	—	—	4.7	(75.1)	—
Gross margins	9.2	0.5	4.2	34.2	(0.9)	47.2
Operating earnings (loss)	0.3	0.3	3.0	20.5	(1.6)	22.5
Depreciation and amortization	20.5	—	0.1	2.4	0.1	23.1
Equity net in earnings of nonconsolidated companies	0.6	—	5.7	4.7	—	11.0

Six months ended November 30, 2003
Net sales to external customers	$433.2	$21.0	$94.2	$657.4	$6.0	$1,211.8
Intersegment net sales	148.7	—	—	12.4	(161.1)	—
Gross margins	11.0	0.7	6.2	59.6	(0.5)	77.0
Operating earnings (loss)	(6.4)	0.2	4.2	34.3	(1.6)	30.7
Depreciation and amortization	40.5	0.1	0.2	4.8	0.1	45.7
Equity net in earnings of nonconsolidated companies	1.1	—	4.4	10.6	—	16.1

Total assets as of November 30, 2003	1,023.7	11.4	144.4	588.4	(45.0)	1,722.9

Financial information relating to the Company’s operations by geographic area was as follows:

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
Net Sales[a]:
Brazil	$266.5	$191.5	$540.2	$392.3
United States	184.3	33.0	236.2	18.5
India	119.4	103.0	161.8	133.9
Canada	117.7	63.3	159.4	72.9
Argentina	59.4	41.8	145.5	106.8
China	88.5	52.0	136.9	172.3
Other	241.9	179.8	422.5	315.1

Consolidated	$1,077.7	$664.4	$1,802.5	$1,211.8

aRevenues are attributed to countries based on location of customer

	November 30, 2004	May 31, 2004
Long-lived assets:
United States	$4,382.5	$829.5
Brazil	274.9	225.7
Canada	1,769.0	7.5
Other	47.0	139.3

Consolidated	$6,473.4	$1,202.0

13.	COMPREHENSIVE INCOME

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
Comprehensive income:
Net earnings (loss)	$(8.4)	$19.2	$32.7	$24.8
Net unrealized gain (loss) on derivative instruments	1.3	(0.1)	0.1	(1.2)
Foreign currency translation adjustment	55.2	1.2	75.6	0.3

Total comprehensive income for the period	$48.1	$20.3	$108.4	$23.9

14.	EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings (loss) per share:

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
Net earnings (loss)	$(8.4)	$19.2	$32.7	$24.8
Preferred dividends accrued	(1.1)	—	(1.1)	—

Earnings (loss) available to common stockholders	$(9.5)	$19.2	$31.6	$24.8

The numerator for diluted earnings per share (EPS) is net earnings (loss), unless the effect of the assumed conversion of Preferred Stock is antidilutive, in which case earnings (loss) available to common shareholders is used. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings (loss) per share computations:

	Three months ended November 30		Six months ended November 30
	2004	2003	2004	2003
Basic EPS shares	304.7	250.6	277.5	250.6
Common stock issuable upon vesting of restricted stock awards	—	—	0.1	—
Common stock equivalents	—	—	0.3	—
Common stock issuable upon conversion of preferred stock			11.2

Diluted EPS shares	304.7	250.6	289.1	250.6

Options to purchase approximately 3.3 million shares of common stock for the three and six months ended November 30, 2004 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive. In addition, 22.7 million shares of common stock issuable upon the conversion of the Preferred Stock based on a share price of $7.76 for the three months ended November 30, 2004 were not included in the computation of diluted EPS because the effect of their assumed conversion was antidilutive. Common stock issued upon the vesting of restricted stock awards and stock options of 0.7 million shares with exercise prices less than the average market price for the three months ended November 30, 2004 were not included in the computation of diluted earnings per share because the Company incurred a net loss and, therefore, the effect of their inclusion would be antidilutive.

In determining the number of weighted average shares, the Company determined that the 250.6 million shares of Mosaic common stock issued to Cargill on October 22, 2004 should be considered outstanding since the beginning of any period presented. The shares of Mosaic common stock issued to the former IMC stockholders are only considered outstanding since October 22, 2004. The potential dilutive impact from the conversion of the Preferred Stock and the Class B Common Stock as well as restricted stock awards and stock options is only considered outstanding subsequent to October 22, 2004.

15.	CONTINGENCIES

Environmental Matters

The Company has contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by the Company’s subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by the Company’s subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup. In some instances, the Company has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, the Company has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $32.0 million, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on the Company’s business or financial condition. However, material expenditures by the Company could be required in the future to remediate the contamination at these or at other current or former sites.

Former IMC Salt operations. In connection with Mosaic Global Holdings’ sale of its former IMC Salt (Salt) business in November 2001, Mosaic Global Holdings retained Salt’s former salt solution mining and steam extraction facility in Hutchinson, Kansas where Salt had terminated operations in 1999. Groundwater beneath that facility contains elevated levels of chloride, which could be derived from a number of potential sources in Hutchinson including natural mineral intrusion, Salt’s operations and other industrial operations. Effective January 8, 2001, Salt entered into a consent order with the Kansas Department of Health and the Environment (KDHE) to conduct a Comprehensive Investigation/Corrective Action Study (CI/CAS) to evaluate the nature, extent and source of this chloride contamination. The CI/CAS workplan submitted to the state of Kansas (State) suggested that Salt’s operations may not be primarily responsible for elevated chloride levels and proposed no additional investigation activities. After meeting with the State in February 2002 to discuss the CI/CAS workplan, the Company agreed to submit a revised workplan and to conduct additional evaluations to further delineate the extent of the chloride-impacted groundwater underlying the facility. These evaluations were conducted during December 2003 and January 2004. Based on the results of these evaluations, the State requested the Company to conduct additional investigations and propose conceptual remedial action plans. Until such evaluations and proposed conceptual plans are completed and approved by KDHE, the Company will be unable to determine what remedial action ultimately may be required. Nevertheless, taking into account established accruals, expenditures to address this facility currently are not expected to have a material adverse effect on the Company’s business or financial condition.

Ashepoo and FoggWest. Conoco, Inc. (Conoco) has filed two separate actions against Agrico Chemical Company (Agrico), a subsidiary of the Company, seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its interests in Agrico. The first claim, filed on June 13, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site) (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the Oklahoma District Court issued an order dismissing the Mosaic Parties because the court lacked jurisdiction to hear these claims. The court denied Conoco’s motion for reconsideration on June 6, 2003. The Oklahoma Court of Civil Appeals affirmed the dismissal on March 9, 2004. On November 9, 2004, the Oklahoma Supreme Court reversed the Court of Civil Appeals in part, and affirmed in part, finding that the court had personal jurisdiction over Agrico but not over the other Mosaic Parties. The Company intends to vigorously defend the underlying action and to seek any indemnification or other counterremedies to which it may be entitled.

The second claim, filed solely against Agrico on January 24, 2003, alleges breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified damages for costs expended to investigate and remediate alleged contamination at the Fogg-West property in Cleveland, Ohio (Fogg-West Site) (Conoco vs. Agrico Chemical Company et al., Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois). Conoco (or a corporate predecessor or affiliate) owned and operated the Fogg-West Site for an unknown period of time to produce fertilizer and fertilizer-related materials. After deconstructing improvements on the Fogg-West Site, Conoco sold it to Agrico, then a subsidiary of The Williams Companies, in 1972. Agrico sold the property to Fogg-West in 1973. On April 23, 2003, Agrico filed a motion for summary judgment arguing that, under the Sales Agreement for purchase of the Fogg-West Site, Agrico did not assume all responsibility for site remediation, nor did Agrico agree to indemnify Conoco for such remedial costs. The Illinois Judicial Circuit Court agreed, granting summary judgment in favor of Agrico on October 15, 2003. Conoco appealed this ruling, and on November 9, 2004, the Illinois Appellate Court, Second District, affirmed the trial court’s summary judgment in favor of Agrico. On December 23, 2004, the Appellate Court denied Conoco’s petition for rehearing. On January 10, 2005, Conoco filed an affidavit of intent to file a petition for leave to appeal to the Illinois Supreme Court. In order to appeal to the Illinois Supreme Court, Conoco must file its petition for leave to appeal by January 27, 2005.

USEPA RCRA Initiative. The U.S. Environmental Protection Agency’s (USEPA) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by Mosaic’s phosphate operations may be subject to regulation under RCRA and related state laws. USEPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which Mosaic’s phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid waste from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” USEPA’s announcement indicates that by 2007, USEPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by USEPA under RCRA. To date, USEPA has requested information regarding the hazardous waste handling practices at Mosaic’s phosphate production facilities. The facilities have provided detailed answers to USEPA’s requests. USEPA has also commenced inspections of Mosaic’s processing facilities. USEPA has provided inspection reports identifying certain potential violations at some of the inspected facilities. Until the remaining inspections have been completed and fully documented, Mosaic cannot anticipate an outcome or assess the impact of USEPA’s RCRA initiative on Mosaic’s business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted Mosaic’s central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater and storm water into the environment. The Florida Department of Environmental Protection (FDEP) is seeking a penalty for releases at two sites. FDEP has also stated that it intends to impose fines through civil enforcement as a result of a sudden release of approximately 65 million gallons of partially treated phosphoric acid process wastewater during Hurricane Frances from the phosphogypsum stack (Gypstack) at Mosaic’s Riverview phosphate production facility. Portions of this release, which was caused primarily as a result of extraordinary rainfall and hurricane winds, ultimately flowed into Hillsborough Bay. Governmental agencies may also attempt to assert claims for restoration of resources in connection with the release from the Riverview Gypstack. FDEP may also seek civil penalties for other releases. Mosaic intends to assert appropriate defenses in such proceedings and does not currently expect that these proceedings will have a material adverse effect on the business or financial condition of Mosaic.

On September 23, 2004, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the release of phosphoric acid process wastewater from the Riverview Gypstack, contains four counts: statutory strict liability; common law strict liability; common law public nuisance; and negligence. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant Cargill.” The plaintiffs recently amended their complaint to name Mosaic Fertilizer, LLC, a subsidiary of the Company, as the proper party. Mosaic believes that it has substantial defenses to the claims and intends to vigorously defend against the action.

Cubatao Valley, Brazil. The Cubatao Public Prosecution Office in Brazil, jointly with OIKOS – UNIÃO DOS DEFENSORES DA TERRA (Defenders of the Earth Union), filed a lawsuit in the 2nd Civil Court of Cubatao on January 15, 1986 against several companies, including a facility operated by Mosaic’s fertilizer businesses in the Cubatao Valley in Brazil. The plaintiffs seek recovery of damages for the companies’ alleged continuous discharge of pollutants into the atmosphere, which they assert would have caused, among other damage, degradation and the perishing of a considerable part of the vegetation cover in the slopes of the Serra do Mar mountain range. Review of this matter by a court-appointed expert panel is pending with no set deadline.

Fospar Matters. The State of Paraná Public Prosecution Service has prepared penal charges against Fospar, S.A. (Fospar) (in which Mosaic Fertilizantes do Brasil, S.A. owns an approximate 62 percent equity interest) and former directors and employees of Fospar on April 10, 2003, alleging that they caused pollution by allowing rainwater to discharge solid residues of phosphoric rock from an outdoor storage area through a rainwater drainpipe into a mangrove area, thus causing contamination to an environmentally protected area. The alleged acts occurred in January 1999, prior to Mosaic’s acquisition of its ownership interest in Fospar. Although it has been named in the charges, Fospar has not received a citation to date and is therefore not yet an official party to the proceeding. Mosaic is continuing to evaluate the matter.

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (“IBAMA”) by the Parana Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Parana Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to the company in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Fospar, therefore, expected a favorable result in both cases because, in addition to the favorable results of the expert investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations and had commenced operations in February 2001. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and six percent interest from the date of the alleged violation. Additionally, Fospar was ordered to pay two percent of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $1.9 million. Fospar is appealing the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier built within the mangrove area be torn down and that the licenses and authorizations previously issued be cancelled.

Other Environmental Matters. Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, the Company’s subsidiaries are involved or concluding involvement at several Superfund or equivalent state sites. The subsidiaries’ remedial liability from these sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on the Company’s business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), Mosaic Global Holdings assumed responsibility for environmental impacts at a significant number of oil and gas facilities that had been operated by FTX, PLP (which was merged into PAP in connection with the Combination) or their predecessors. In connection with the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS), Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. These specified claims, either individually or in the aggregate, after consideration of established accruals, are not expected to have a material adverse effect on the Company’s business or financial condition.

The Company believes that, pursuant to several indemnification agreements, its subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by the Company or its subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to the Company’s acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies and certain other private parties. The Company’s subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures. Potential indemnification is not considered in the Company’s established reserves.

IMC Salt and Ogden Litigation

On or about August 25, 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. (now known as Mosaic Global Holdings Inc.) was commenced by plaintiff Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. The complaint seeks in the alternative specific performance or damages in excess of $0.1 million. In its first amended complaint (filed on September 25, 2001) MDP added IMC Salt Inc. and more than a dozen former Salt and Ogden subsidiaries of Mosaic Global Holdings as “Interested Parties” that MDP alleges would have been purchased but for Mosaic Global Holdings’ alleged breach of contract. On January 25, 2002, the Cook County Circuit Court dismissed IMC Salt Inc. and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. Discovery in the case by both parties is currently ongoing. On October 6, 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. On October 22, 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the conclusion of any trial in the case. Mosaic Global Holdings believes that the suit is without merit and intends to vigorously defend this action.

Other Claims

The Company also has certain other contingent liabilities with respect to litigation and claims of third parties arising in the ordinary course of business. The Company does not believe that any of these contingent liabilities will have a material adverse impact on the Company’s business or financial condition.

Management of the Company is awaiting additional information in order to determine the fair value of some of the former IMC contingencies in order to complete purchase accounting. The final value of the liabilities recorded for these contingencies may differ from the amounts presented.

16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-SENIOR NOTES

Payment of the Mosaic Global Holdings Senior Notes is fully and unconditionally guaranteed by certain of the Company’s restricted subsidiaries (as defined in the Mosaic Global Holdings Senior Notes indentures) (including Mosaic Phosphates Company and PAP) and the Mosaic Global Holdings Senior Notes as well as the Other Notes are guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Senior Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended November 30, 2004
Net sales	$—	$—	$741.9	$589.8	$(254.0)	$1,077.7
Cost of goods sold	—	—	744.8	530.9	(259.2)	1,016.5

Gross margins	—	—	(2.9)	58.9	5.2	61.2
Selling, general and administrative expenses	—	0.1	22.8	23.3	(0.8)	45.4
Other operating (income) expense	—	—	(2.2)	5.7	—	3.5

Operating earnings (loss)	—	(0.1)	(23.5)	29.9	6.0	12.3
Interest expense	—	14.7	3.7	8.7	(2.1)	25.0
Other (income) expense, net	(0.1)	1.4	7.0	8.5	1.9	18.7

Earnings (loss) from consolidated companies before income taxes	0.1	(16.2)	(34.2)	12.7	6.2	(31.4)
Provision (benefit) for income taxes	2.8	(16.6)	3.5	0.4	2.0	(7.9)

Earnings (loss) from consolidated companies	(2.7)	0.4	(37.7)	12.3	4.2	(23.5)
Equity in net earnings of nonconsolidated companies	—	—	0.4	15.5	(0.1)	15.8
Minority interests in net earnings of consolidated companies	—	—	—	(0.7)	—	(0.7)

Net earnings (loss)	$(2.7)	$0.4	$(37.3)	$27.1	$4.1	$(8.4)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended November 30, 2003
Net sales	$341.2	$398.3	$(75.1)	$664.4
Cost of goods sold	337.5	353.7	(74.0)	617.2

Gross margins	3.7	44.6	(1.1)	47.2
Selling, general and administrative expenses	9.3	15.8	(0.3)	24.8
Other operating (income) expense	0.1	(0.2)	—	(0.1)

Operating earnings (loss)	(5.7)	29.0	(0.8)	22.5
Interest (income) expense	(1.0)	9.2	(0.8)	7.4
Other expense, net	0.1	1.6	—	1.7

Earnings (loss) from consolidated companies before income taxes	(4.8)	18.2	—	13.4
Provision (benefit) for income taxes	(1.6)	6.1	—	4.5

Earnings (loss) from consolidated companies	(3.2)	12.1	—	8.9
Equity in net earnings of nonconsolidated companies	—	11.0	—	11.0
Minority interests in net earnings of consolidated companies	—	(0.7)	—	(0.7)

Net earnings (loss)	$(3.2)	$22.4	$—	$19.2

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2004
Net sales	$—	$—	$1,148.1	$977.0	$(322.6)	$1,802.5
Cost of goods sold	—	—	1,112.9	873.6	(327.4)	1,659.1

Gross margins	—	—	35.2	103.4	4.8	143.4
Selling, general and administrative expenses	—	0.1	33.9	43.5	(1.1)	76.4
Other operating income	—	—	(2.2)	(0.1)	—	(2.3)

Operating earnings (loss)	—	(0.1)	3.5	60.0	5.9	69.3
Interest expense	—	14.7	3.3	16.7	(2.1)	32.6
Other (income) expense, net	(0.1)	1.4	7.2	9.6	1.9	20.0

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	0.1	(16.2)	(7.0)	33.7	6.1	16.7
Provision (benefit) for income taxes	2.8	(16.6)	3.0	14.5	2.0	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(2.7)	0.4	(10.0)	19.2	4.1	11.0
Equity in net earnings of nonconsolidated companies	—	—	0.3	25.3	—	25.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.9)	—	(1.9)

Net earnings (loss) before the cumulative effect of a change in accounting principle	(2.7)	0.4	(9.7)	42.6	4.1	34.7
Cumulative effect of a change in accounting principle	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(2.7)	$0.4	$(9.7)	$40.6	$4.1	$32.7

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non - Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2003
Net sales	$672.2	$700.7	$(161.1)	$1,211.8
Cost of goods sold	662.6	632.2	(160.0)	1,134.8

Gross margins	9.6	68.5	(1.1)	77.0
Selling, general and administrative expenses	17.7	29.2	(0.3)	46.6
Other operating income	—	(0.3)	—	(0.3)

Operating earnings (loss)	(8.1)	39.6	(0.8)	30.7
Interest (income) expense	(1.7)	18.2	(0.8)	15.7
Other (income) expense, net	(0.7)	1.4	—	0.7

Earnings (loss) from consolidated companies before income taxes	(5.7)	20.0	—	14.3
Provision (benefit) for income taxes	(1.5)	5.5	—	4.0

Earnings (loss) from consolidated companies	(4.2)	14.5	—	10.3
Equity in net earnings of nonconsolidated companies	—	16.1	—	16.1
Minority interests in net earnings of consolidated companies	—	(1.6)	—	(1.6)

Net earnings (loss)	$(4.2)	$29.0	$—	$24.8

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of November 30, 2004
Assets
Current assets:
Cash and cash equivalents	$(24.6)	$18.5	$15.2	$112.7	$—	$121.8
Restricted cash	—	5.6	—	—	—	5.6
Short-term investments	—	—	0.1	5.0	(0.1)	5.0
Receivables, net	—	1.1	259.3	239.6	1.3	501.3
Due from Cargill, Incorporated and affiliates	33.5	701.4	2,104.6	1,178.5	(3,982.3)	35.7
Inventories	—	—	495.5	182.6	(10.6)	667.5
Other current assets	—	(35.8)	97.0	48.6	1.5	111.3

Total current assets	8.9	690.8	2,971.7	1,767.0	(3,990.2)	1,448.2
Property, plant and equipment, net	—	184.2	3,393.8	307.7	0.4	3,886.1
Due from affiliates	—	737.9	603.6	105.1	(1,404.5)	42.1
Investment in nonconsolidated companies	3,072.4	1,749.2	5,283.4	700.8	(10,503.0)	302.8
Other assets	—	424.3	1,761.8	56.3	—	2,242.4

Total assets	$3,081.3	$3,786.4	$14,014.3	$2,936.9	$(15,897.3)	$7,921.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$—	$(8.3)	$555.1	$211.7	$7.7	$766.2
Trade accounts payable Due to Cargill, Incorporated and affiliates	—	328.5	1,528.4	483.7	(2,298.2)	42.4
Customer prepayments	—	—	7.9	17.5	—	25.4
Short-term debt and current maturities of long-term debt	—	58.6	31.3	21.7	(0.2)	111.4
Due to Cargill, Incorporated and affiliates	8.8	621.7	559.8	442.9	(1,559.0)	74.2

Total current liabilities	8.8	1,000.5	2,682.5	1,177.5	(3,849.7)	1,019.6
Long-term debt, less current maturities	—	1,846.6	489.3	16.8	—	2,352.7
Due to Cargill, Incorporated and affiliates	—	131.3	1,262.9	126.9	(1,520.7)	0.4
Other noncurrent liabilities	8.5	(456.2)	1,971.0	138.0	(235.9)	1,425.4
Minority interests in consolidated subsidiaries	—	—	—	13.8	—	13.8
Stockholders’ equity	3,064.0	1,264.2	7,608.6	1,463.9	(10,291.0)	3,109.7

Total liabilities and stockholders’ equity	$3,081.3	$3,786.4	$14,014.3	$2,936.9	$(15,897.3)	$7,921.6

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of May 31, 2004
Assets
Current assets:
Cash and cash equivalents	$—	$10.1	$—	$10.1
Cash management account with Cargill, Incorporated	344.6	—	(344.6)	—
Receivables, net	74.4	125.0	—	199.4
Due from Cargill, Incorporated and affiliates	31.4	22.6	(21.1)	32.9
Inventories	212.5	145.5	—	358.0
Other current assets	36.4	31.7	—	68.1

Total current assets	699.3	334.9	(365.7)	668.5
Property, plant and equipment, net	774.0	118.1	—	892.1
Due from affiliates	—	27.2	—	27.2
Investment in nonconsolidated companies	3.8	255.3	—	259.1
Other assets	10.9	12.7	—	23.6

Total assets	$1,488.0	$748.2	$(365.7)	$1,870.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:

Accounts payable and accrued liabilities	$141.2	$57.3	$—	$198.5
Trade accounts payable due to Cargill, Incorporated and affiliates	27.0	14.6	(21.1)	20.5
Customer prepayments	5.1	21.4	—	26.5
Due to Cargill, Incorporated and affiliates	2.3	545.2	(344.6)	202.9
Short-term debt and current maturities of long-term debt	—	9.8	—	9.8

Total current liabilities	175.6	648.3	(365.7)	458.2
Due to Cargill, Incorporated and affiliates	10.0	296.6	—	306.6
Long-term debt, less current maturities	13.8	18.8	—	32.6
Other noncurrent liabilities	176.8	46.3	—	223.1
Minority interests in consolidated subsidiaries	—	7.6	—	7.6
Stockholders’ equity (deficit)	1,111.8	(269.4)	—	842.4

Total liabilities and stockholders’ equity (deficit)	$1,488.0	$748.2	$(365.7)	$1,870.5

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2004
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(27.7)	$21.7	$88.1	$(425.4)	$489.5	$146.2
Cash Flows from Investing Activities
Capital expenditures	—	—	(73.1)	(12.3)	—	(85.4)
Acquisition of IMC Global Inc., net of cash acquired	—	2.4	9.0	41.4	—	52.8
Investment in note of Saskferco Products Inc.	—	—	—	(14.9)	—	(14.9)
Investments in nonconsolidated companies	—	—	—	(2.2)	—	(2.2)
Proceeds from the sale of assets	—	—	—	0.5	—	0.5

Net cash provided by (used in) investing activities	—	2.4	(64.1)	12.5	—	(49.2)
Cash Flows from Financing Activities
Payments of long-term debt	—	—	(0.3)	—	—	(0.3)
Proceeds from issuance of long-term debt, net	—	—	—	1.1	—	1.1
Changes in short-term debt, net	—	—	—	5.1	—	5.1
Stock options exercised and restricted stock awards	3.1	—	—	—	—	3.1
Contributions from Cargill, Incorporated	—	—	(337.2)	1,255.4	(918.2)	—
Due to Cargill, Incorporated and affiliates	—	—	332.5	(744.8)	428.7	16.4
Increase in restricted cash	—	(5.6)	—	—	—	(5.6)
Cash dividends paid to Cargill, Incorporated	—	—	(3.8)	(1.3)	—	(5.1)

Net cash provided by (used in) financing activities	3.1	(5.6)	(8.8)	515.5	(489.5)	14.7

Net change in cash and cash equivalents	(24.6)	18.5	15.2	102.6	—	111.7
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$(24.6)	$18.5	$15.2	$112.7	$—	$121.8

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2003
Cash Flows from Operating Activities
Net cash provided by operating activities	$40.0	$36.3	$—	$76.3
Cash Flows from Investing Activities
Investments in businesses acquired and minority interests	—	(4.3)	—	(4.3)
Investments in nonconsolidated companies	—	(8.9)	—	(8.9)
Capital expenditures	(48.5)	(4.4)	—	(52.9)
Proceeds from the sale of assets	0.2	0.1	—	0.3
Other, net	—	6.0	—	6.0

Net cash provided by (used in) investing activities	(48.3)	(11.5)	—	(59.8)

Cash Flows from Financing Activities
Payments of long-term debt	—	(12.2)	—	(12.2)
Proceeds from issuance of long-term debt	—	4.2	—	4.2
Net proceeds from (payments on) due to Cargill, Incorporated and affiliates	11.6	(16.3)	—	(4.7)
Other	2.8	(1.9)	—	0.9

Net cash provided by (used in) financing activities	14.4	(26.2)	—	(11.8)

Net change in cash and cash equivalents	6.1	(1.4)	—	4.7
Cash and cash equivalents—beginning of period	—	7.8	—	7.8

Cash and cash equivalents—end of period	$6.1	$6.4	$—	$12.5

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-MOSAIC GLOBAL HOLDINGS OTHER NOTES

Payment of the Other Notes issued by Mosaic Global Holdings is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended November 30, 2004
Net sales	$—	$—	$364.3	$967.4	$(254.0)	$1,077.7
Cost of goods sold	—	—	378.5	897.2	(259.2)	1,016.5

Gross margins	—	—	(14.2)	70.2	5.2	61.2
Selling, general and administrative expenses	—	0.1	15.4	30.7	(0.8)	45.4
Other operating (income) expense	—	—	(2.2)	5.7	—	3.5

Operating earnings (loss)	—	(0.1)	(27.4)	33.8	6.0	12.3
Interest expense	—	14.7	1.2	11.2	(2.1)	25.0
Other (income) expense, net	(0.1)	1.4	0.1	15.4	1.9	18.7

Earnings (loss) from consolidated companies before income taxes	0.1	(16.2)	(28.7)	7.2	6.2	(31.4)
Provision (benefit) for income taxes	2.8	(16.6)	3.9	—	2.0	(7.9)

Earnings (loss) from consolidated companies	(2.7)	0.4	(32.6)	7.2	4.2	(23.5)
Equity in net earnings of nonconsolidated companies	—	—	—	15.9	(0.1)	15.8
Minority interests in net earnings of consolidated companies	—	—	—	(0.7)	—	(0.7)

Net earnings (loss)	$(2.7)	$0.4	$(32.6)	$22.4	$4.1	$(8.4)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended November 30, 2003
Net sales	$341.2	$398.3	$(75.1)	$664.4
Cost of goods sold	337.5	353.7	(74.0)	617.2

Gross margins	3.7	44.6	(1.1)	47.2
Selling, general and administrative expenses	9.3	15.8	(0.3)	24.8
Other operating (income) expense	0.1	(0.2)	—	(0.1)

Operating earnings (loss)	(5.7)	29.0	(0.8)	22.5
Interest (income) expense	(1.0)	9.2	(0.8)	7.4
Other expense, net	0.1	1.6	—	1.7

Earnings (loss) from consolidated companies before income taxes	(4.8)	18.2	—	13.4
Provision (benefit) for income taxes	(1.6)	6.1	—	4.5

Earnings (loss) from consolidated companies	(3.2)	12.1	—	8.9
Equity in net earnings of nonconsolidated companies	—	11.0	—	11.0
Minority interests in net earnings of consolidated companies	—	(0.7)	—	(0.7)

Net earnings (loss)	$(3.2)	$22.4	$—	$19.2

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2004
Net sales	$—	$—	$770.5	$1,354.6	$(322.6)	$1,802.5
Cost of goods sold	—	—	746.6	1,239.9	(327.4)	1,659.1

Gross margins	—	—	23.9	114.7	4.8	143.4
Selling, general and administrative expenses	—	0.1	26.5	50.9	(1.1)	76.4
Other operating income	—	—	(2.2)	(0.1)	—	(2.3)

Operating earnings (loss)	—	(0.1)	(0.4)	63.9	5.9	69.3
Interest expense	—	14.7	0.8	19.2	(2.1)	32.6
Other (income) expense, net	(0.1)	1.4	0.3	16.5	1.9	20.0

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	0.1	(16.2)	(1.5)	28.2	6.1	16.7
Provision (benefit) for income taxes	2.8	(16.6)	3.4	14.1	2.0	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(2.7)	0.4	(4.9)	14.1	4.1	11.0
Equity in net earnings (loss) of nonconsolidated companies	—	—	(0.1)	25.7	—	25.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.9)	—	(1.9)

Net earnings (loss) before the cumulative effect of a change in accounting principle	(2.7)	0.4	(5.0)	37.9	4.1	34.7
Cumulative effect of a change in accounting principle	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(2.7)	$0.4	$(5.0)	$35.9	$4.1	$32.7

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2003
Net sales	$672.2	$700.7	$(161.1)	$1,211.8
Cost of goods sold	662.6	632.2	(160.0)	1,134.8

Gross margins	9.6	68.5	(1.1)	77.0
Selling, general and administrative expenses	17.7	29.2	(0.3)	46.6
Other operating income	—	(0.3)	—	(0.3)

Operating earnings (loss)	(8.1)	39.6	(0.8)	30.7
Interest (income) expense	(1.7)	18.2	(0.8)	15.7
Other (income) expense, net	(0.7)	1.4	—	0.7

Earnings (loss) from consolidated companies before income taxes	(5.7)	20.0	—	14.3
Provision (benefit) for income taxes	(1.5)	5.5	—	4.0

Earnings (loss) from consolidated companies	(4.2)	14.5	—	10.3
Equity in net earnings of nonconsolidated companies	—	16.1	—	16.1
Minority interests in net earnings of consolidated companies	—	(1.6)	—	(1.6)

Net earnings (loss)	$(4.2)	$29.0	$—	$24.8

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of November 30, 2004
Assets
Current assets:
Cash and cash equivalents	$(24.6)	$18.5	$—	$127.9	$—	$121.8
Restricted cash	—	5.6	—	—	—	5.6
Short-term investments	—	—	—	5.1	(0.1)	5.0
Receivables, net	—	1.1	52.1	446.8	1.3	501.3
Due from Cargill, Incorporated and affiliates	33.5	701.4	78.6	3,204.5	(3,982.3)	35.7
Inventories	—	—	243.5	434.6	(10.6)	667.5
Other current assets	—	(35.8)	(13.0)	158.6	1.5	111.3

Total current assets	8.9	690.8	361.2	4,377.5	(3,990.2)	1,448.2
Property, plant and equipment, net	—	184.2	795.6	2,905.9	0.4	3,886.1
Due from affiliates	—	737.9	—	708.7	(1,404.5)	42.1
Investment in nonconsolidated companies	3,072.4	1,749.2	2.0	5,982.2	(10,503.0)	302.8
Other assets	—	424.3	2.2	1,815.9	—	2,242.4

Total assets	$3,081.3	$3,786.4	$1,161.0	$15,790.2	$(15,897.3)	$7,921.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$—	$(8.3)	$107.9	$658.9	$7.7	$766.2
Trade accounts payable Due to Cargill, Incorporated and affiliates	—	328.5	96.6	1,915.5	(2,298.2)	42.4
Customer prepayments	—	—	7.9	17.5	—	25.4
Short-term debt and current maturities of long-term debt	—	58.6	10.0	43.0	(0.2)	111.4
Due to Cargill, Incorporated and affiliates	8.8	621.7	—	1,002.7	(1,559.0)	74.2

Total current liabilities	8.8	1,000.5	222.4	3,637.6	(3,849.7)	1,019.6
Long-term debt, less current maturities	—	1,846.6	13.8	492.3	—	2,352.7
Due to Cargill, Incorporated and affiliates	—	131.3	0.2	1,389.6	(1,520.7)	0.4
Other noncurrent liabilities	8.5	(456.2)	167.4	1,941.6	(235.9)	1,425.4
Minority interests in consolidated subsidiaries	—	—	—	13.8	—	13.8
Stockholders’ equity	3,064.0	1,264.2	757.2	8,315.3	(10,291.0)	3,109.7

Total liabilities and stockholders’ equity	$3,081.3	$3,786.4	$1,161.0	$15,790.2	$(15,897.3)	$7,921.6

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of May 31, 2004
Assets
Current assets:
Cash and cash equivalents	$—	$10.1	$—	$10.1
Cash management account with Cargill, Incorporated	344.6	—	(344.6)	—
Receivables, net	74.4	125.0	—	199.4
Due from Cargill, Incorporated and affiliates	31.4	22.6	(21.1)	32.9
Inventories	212.5	145.5	—	358.0
Other current assets	36.4	31.7	—	68.1

Total current assets	699.3	334.9	(365.7)	668.5
Property, plant and equipment, net	774.0	118.1	—	892.1
Due from affiliates	—	27.2	—	27.2
Investment in nonconsolidated companies	3.8	255.3	—	259.1
Other assets	10.9	12.7	—	23.6

Total assets	$1,488.0	$748.2	$(365.7)	$1,870.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$141.2	$57.3	$—	$198.5
Trade accounts payable due to Cargill, Incorporated and affiliates	27.0	14.6	(21.1)	20.5
Customer prepayments	5.1	21.4	—	26.5
Due to Cargill, Incorporated and affiliates	2.3	545.2	(344.6)	202.9
Short-term debt and current maturities of long-term debt	—	9.8	—	9.8

Total current liabilities	175.6	648.3	(365.7)	458.2
Due to Cargill, Incorporated and affiliates	10.0	296.6	—	306.6
Long-term debt, less current maturities	13.8	18.8	—	32.6
Other noncurrent liabilities	176.8	46.3	—	223.1
Minority interests in consolidated subsidiaries	—	7.6	—	7.6
Stockholders’ equity (deficit)	1,111.8	(269.4)	—	842.4

Total liabilities and stockholders’ equity	$1,488.0	$748.2	$(365.7)	$1,870.5

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2004
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(27.7)	$21.7	$75.8	$(413.1)	$489.5	$146.2
Cash Flows from Investing Activities
Capital expenditures	—	—	(67.3)	(18.1)	—	(85.4)
Acquisition of IMC Global Inc., net of cash acquired	—	2.4	—	50.4	—	52.8
Investment in note of Saskferco Products Inc.	—	—	—	(14.9)	—	(14.9)
Investments in nonconsolidated companies	—	—	—	(2.2)	—	(2.2)
Proceeds from the sale of assets	—	—	—	0.5	—	0.5

Net cash provided by (used in) investing activities	—	2.4	(67.3)	15.7	—	(49.2)
Cash Flows from Financing Activities
Payments of long-term debt	—	—	—	(0.3)	—	(0.3)
Proceeds from issuance of long-term debt, net	—	—	—	1.1	—	1.1
Changes in short-term debt, net	—	—	—	5.1	—	5.1
Stock options exercised and restricted stock awards	3.1	—	—	—	—	3.1
Contributions from Cargill, Incorporated	—	—	(337.2)	1,255.4	(918.2)	—
Due to Cargill, Incorporated and affiliates	—	—	332.5	(744.8)	428.7	16.4
Increase in restricted cash	—	(5.6)	—	—	—	(5.6)
Cash dividends paid to Cargill, Incorporated	—	—	(3.8)	(1.3)	—	(5.1)

Net cash provided by (used in) financing activities	3.1	(5.6)	(8.5)	515.2	(489.5)	14.7

Net change in cash and cash equivalents	(24.6)	18.5	—	117.8	—	111.7
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$(24.6)	$18.5	$—	$127.9	$—	$121.8

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2003
Cash Flows from Operating Activities
Net cash provided by operating activities	$40.0	$36.3	$—	$76.3
Cash Flows from Investing Activities
Investments in businesses acquired and minority interests	—	(4.3)	—	(4.3)
Investments in nonconsolidated companies	—	(8.9)	—	(8.9)
Capital expenditures	(48.5)	(4.4)	—	(52.9)
Proceeds from the sale of assets	0.2	0.1	—	0.3
Other, net	—	6.0	—	6.0

Net cash provided by (used in) investing activities	(48.3)	(11.5)	—	(59.8)

Cash Flows from Financing Activities
Payments of long-term debt	—	(12.2)	—	(12.2)
Proceeds from issuance of long-term debt	—	4.2	—	4.2
Net proceeds from (payments on) due to Cargill, Incorporated and affiliates	11.6	(16.3)	—	(4.7)
Other	2.8	(1.9)	—	0.9

Net cash provided by (used in) financing activities	14.4	(26.2)	—	(11.8)

Net change in cash and cash equivalents	6.1	(1.4)	—	4.7
Cash and cash equivalents—beginning of period	—	7.8	—	7.8

Cash and cash equivalents—end of period	$6.1	$6.4	$—	$12.5

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-PAP OTHER NOTES

Payment of the Other Notes of PAP is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Other Notes of PAP.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended November 30, 2004
Net sales	$—	$—	$364.3	$967.4	$(254.0)	$1,077.7
Cost of goods sold	—	—	378.5	897.2	(259.2)	1,016.5

Gross margins	—	—	(14.2)	70.2	5.2	61.2
Selling, general and administrative expenses	—	0.4	15.4	30.4	(0.8)	45.4
Other operating (income) expense	—	—	(2.2)	5.7	—	3.5

Operating earnings (loss)	—	(0.4)	(27.4)	34.1	6.0	12.3
Interest expense	—	3.6	1.2	22.3	(2.1)	25.0
Other (income) expense, net	(0.1)	(0.1)	0.1	16.9	1.9	18.7

Earnings (loss) from consolidated companies before income taxes	0.1	(3.9)	(28.7)	(5.1)	6.2	(31.4)
Provision (benefit) for income taxes	2.8	—	3.9	(16.6)	2.0	(7.9)

Earnings (loss) from consolidated companies	(2.7)	(3.9)	(32.6)	11.5	4.2	(23.5)
Equity in net earnings of nonconsolidated companies	—	(1.0)	—	15.9	0.9	15.8
Minority interests in net earnings of consolidated companies	—	—	—	(0.7)	—	(0.7)

Net earnings (loss)	$(2.7)	$(4.9)	$(32.6)	$26.7	$5.1	$(8.4)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended November 30, 2003
Net sales	$341.2	$398.3	$(75.1)	$664.4
Cost of goods sold	337.5	353.7	(74.0)	617.2

Gross margins	3.7	44.6	(1.1)	47.2
Selling, general and administrative expenses	9.3	15.8	(0.3)	24.8
Other operating (income) expense	0.1	(0.2)	—	(0.1)

Operating earnings (loss)	(5.7)	29.0	(0.8)	22.5
Interest (income) expense	(1.0)	9.2	(0.8)	7.4
Other expense, net	0.1	1.6	—	1.7

Earnings (loss) from consolidated companies before income taxes	(4.8)	18.2	—	13.4
Provision (benefit) for income taxes	(1.6)	6.1	—	4.5

Earnings (loss) from consolidated companies	(3.2)	12.1	—	8.9
Equity in net earnings of nonconsolidated companies	—	11.0	—	11.0
Minority interests in net earnings of consolidated companies	—	(0.7)	—	(0.7)

Net earnings (loss)	$(3.2)	$22.4	$—	$19.2

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2004
Net sales	$—	$—	$770.5	$1,354.6	$(322.6)	$1,802.5
Cost of goods sold	—	—	746.6	1,239.9	(327.4)	1,659.1

Gross margins	—	—	23.9	114.7	4.8	143.4
Selling, general and administrative expenses	—	0.4	26.5	50.6	(1.1)	76.4
Other operating income	—	—	(2.2)	(0.1)	—	(2.3)

Operating earnings (loss)	—	(0.4)	(0.4)	64.2	5.9	69.3
Interest expense	—	3.6	0.8	30.3	(2.1)	32.6
Other (income) expense, net	(0.1)	(0.1)	0.3	18.0	1.9	20.0

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	0.1	(3.9)	(1.5)	15.9	6.1	16.7
Provision (benefit) for income taxes	2.8	—	3.4	(2.5)	2.0	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(2.7)	(3.9)	(4.9)	18.4	4.1	11.0
Equity in net earnings (loss) of nonconsolidated companies	—	(1.0)	(0.1)	25.7	1.0	25.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.9)	—	(1.9)

Net earnings (loss) before the cumulative effect of a change in accounting principle	(2.7)	(4.9)	(5.0)	42.2	5.1	34.7
Cumulative effect of a change in accounting principle	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(2.7)	$(4.9)	$(5.0)	$40.2	$5.1	$32.7

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2003
Net sales	$672.2	$700.7	$(161.1)	$1,211.8
Cost of goods sold	662.6	632.2	(160.0)	1,134.8

Gross margins	9.6	68.5	(1.1)	77.0
Selling, general and administrative expenses	17.7	29.2	(0.3)	46.6
Other operating income	—	(0.3)	—	(0.3)

Operating earnings (loss)	(8.1)	39.6	(0.8)	30.7
Interest (income) expense	(1.7)	18.2	(0.8)	15.7
Other (income) expense, net	(0.7)	1.4	—	0.7

Earnings (loss) from consolidated companies before income taxes	(5.7)	20.0	—	14.3
Provision (benefit) for income taxes	(1.5)	5.5	—	4.0

Earnings (loss) from consolidated companies	(4.2)	14.5	—	10.3
Equity in net earnings of nonconsolidated companies	—	16.1	—	16.1
Minority interests in net earnings of consolidated companies	—	(1.6)	—	(1.6)

Net earnings (loss)	$(4.2)	$29.0	$—	$24.8

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of November 30, 2004
Assets
Current assets:
Cash and cash equivalents	$(24.6)	$—	$—	$146.4	$—	$121.8
Restricted cash	—	—	—	5.6	—	5.6
Short-term investments	—	—	—	5.1	(0.1)	5.0
Receivables, net	—	1.0	52.1	446.9	1.3	501.3
Due from Cargill, Incorporated and affiliates	33.5	70.8	78.6	3,905.3	(4,052.5)	35.7
Inventories	—	—	243.5	434.6	(10.6)	667.5
Other current assets	—	—	(13.0)	122.8	1.5	111.3

Total current assets	8.9	71.8	361.2	5,066.7	(4,060.4)	1,448.2
Property, plant and equipment, net	—	—	795.6	3,090.1	0.4	3,886.1
Due from affiliates	—	—	—	1,446.6	(1,404.5)	42.1
Investment in nonconsolidated companies	3,072.4	419.1	2.0	7,638.4	(10,829.1)	302.8
Other assets	—	—	2.2	2,240.2	—	2,242.4

Total assets	$3,081.3	$490.9	$1,161.0	$19,482.0	$(16,293.6)	$7,921.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$—	$3.1	$107.9	$718.3	$(63.1)	$766.2
Trade accounts payable Due to Cargill, Incorporated and affiliates	—	53.3	96.6	2,190.1	(2,297.6)	42.4
Customer prepayments	—	—	7.9	17.5	—	25.4
Short-term debt and current maturities of long-term debt	—	—	10.0	101.6	(0.2)	111.4
Due to Cargill, Incorporated and affiliates	8.8	—	—	1,300.9	(1,235.5)	74.2

Total current liabilities	8.8	56.4	222.4	4,328.4	(3,596.4)	1,019.6
Long-term debt, less current maturities	—	631.5	13.8	2,180.8	(473.4)	2,352.7
Due to Cargill, Incorporated and affiliates	—	—	0.2	1,370.9	(1,370.7)	0.4
Other noncurrent liabilities	8.5	32.8	167.4	1,478.8	(262.1)	1,425.4
Minority interests in consolidated subsidiaries	—	—	—	13.8	—	13.8
Stockholders’ equity (deficit)	3,064.0	(229.8)	757.2	10,109.3	(10,591.0)	3,109.7

Total liabilities and stockholders’ equity (deficit)	$3,081.3	$490.9	$1,161.0	$19,482.0	$(16,293.6)	$7,921.6

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of May 31, 2004
Assets
Current assets:
Cash and cash equivalents	$—	$10.1	$—	$10.1
Cash management account with Cargill, Incorporated	344.6	—	(344.6)	—
Receivables, net	74.4	125.0	—	199.4
Due from Cargill, Incorporated and affiliates	31.4	22.6	(21.1)	32.9
Inventories	212.5	145.5	—	358.0
Other current assets	36.4	31.7	—	68.1

Total current assets	699.3	334.9	(365.7)	668.5
Property, plant and equipment, net	774.0	118.1	—	892.1
Due from affiliates	—	27.2	—	27.2
Investment in nonconsolidated companies	3.8	255.3	—	259.1
Other assets	10.9	12.7	—	23.6

Total assets	$1,488.0	$748.2	$(365.7)	$1,870.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$141.2	$57.3	$—	$198.5
Trade accounts payable due to Cargill, Incorporated and affiliates	27.0	14.6	(21.1)	20.5
Customer prepayments	5.1	21.4	—	26.5
Due to Cargill, Incorporated and affiliates	2.3	545.2	(344.6)	202.9
Short-term debt and current maturities of long-term debt	—	9.8	—	9.8

Total current liabilities	175.6	648.3	(365.7)	458.2
Due to Cargill, Incorporated and affiliates	10.0	296.6	—	306.6
Long-term debt, less current maturities	13.8	18.8	—	32.6
Other noncurrent liabilities	176.8	46.3	—	223.1
Minority interests in consolidated subsidiaries	—	7.6	—	7.6
Stockholders’ equity (deficit)	1,111.8	(269.4)	—	842.4

Total liabilities and stockholders’ equity	$1,488.0	$748.2	$(365.7)	$1,870.5

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2004
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(27.7)	$(12.5)	$75.8	$(391.4)	$502.0	$146.2
Cash Flows from Investing Activities
Capital expenditures	—	—	(67.3)	(18.1)	—	(85.4)
Acquisition of IMC Global Inc., net of cash acquired	—	—	—	52.8	—	52.8
Investment in note of Saskferco Products Inc.	—	—	—	(14.9)	—	(14.9)
Investments in nonconsolidated companies	—	—	—	(2.2)	—	(2.2)
Proceeds from the sale of assets	—	—	—	0.5	—	0.5

Net cash provided by (used in) investing activities	—	—	(67.3)	18.1	—	(49.2)
Cash Flows from Financing Activities
Payments of long-term debt	—	(0.1)	—	(0.3)	0.1	(0.3)
Proceeds from issuance of long-term debt, net	—	12.6	—	1.1	(12.6)	1.1
Changes in short-term debt, net	—	—	—	5.1	—	5.1
Stock options exercised and restricted stock awards	3.1	—	—	—	—	3.1
Contributions from Cargill, Incorporated	—	—	(337.2)	1,255.4	(918.2)	—
Due to Cargill, Incorporated and affiliates	—	—	332.5	(744.8)	428.7	16.4
Increase in restricted cash	—	—	—	(5.6)	—	(5.6)
Cash dividends paid to Cargill, Incorporated	—	—	(3.8)	(1.3)	—	(5.1)

Net cash provided by (used in) financing activities	3.1	12.5	(8.5)	509.6	(502.0)	14.7

Net change in cash and cash equivalents	(24.6)	—	—	136.3	—	111.7
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$(24.6)	$—	$—	$146.4	$—	$121.8

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended November 30, 2003
Cash Flows from Operating Activities
Net cash provided by operating activities	$40.0	$36.3	$—	$76.3
Cash Flows from Investing Activities
Investments in businesses acquired and minority interests	—	(4.3)	—	(4.3)
Investments in nonconsolidated companies	—	(8.9)	—	(8.9)
Capital expenditures	(48.5)	(4.4)	—	(52.9)
Proceeds from the sale of assets	0.2	0.1	—	0.3
Other, net	—	6.0	—	6.0

Net cash provided by (used in) investing activities	(48.3)	(11.5)	—	(59.8)

Cash Flows from Financing Activities
Payments of long-term debt	—	(12.2)	—	(12.2)
Proceeds from issuance of long-term debt	—	4.2	—	4.2
Net proceeds from (payments on) due to Cargill, Incorporated and affiliates	11.6	(16.3)	—	(4.7)
Other	2.8	(1.9)	—	0.9

Net cash provided by (used in) financing activities	14.4	(26.2)	—	(11.8)

Net change in cash and cash equivalents	6.1	(1.4)	—	4.7
Cash and cash equivalents—beginning of period	—	7.8	—	7.8

Cash and cash equivalents—end of period	$6.1	$6.4	$—	$12.5

19.	INCOME TAXES

The amounts recorded for provision (benefit) for income taxes for the three and six month periods ended November 30, 2004 were determined in accordance with GAAP. Specifically, tax benefits related to United States operations were only recorded to the extent realization was assured. Due to a recent history of operating losses for the Company’s U.S. operations, additional benefits on losses could not be recorded at this time. For operations in other countries, provision (benefit) for income taxes was determined on the basis of application of GAAP and relevant tax law to year-to-date results.

The income tax benefit recorded for the three months ended November 30, 2004 includes the reversal of an estimated income tax provision related to the Company’s Brazilian operations to correct an error of $3.4 million related to the three month period ended August 31, 2004.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations1

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Cargill Fertilizer Businesses included in the Proxy Statement/Prospectus dated September 17, 2004 for the special meeting of the common stockholders of Mosaic Global Holdings pursuant to which common stockholders of Mosaic Global Holdings considered and voted upon a proposal to adopt a Merger and Contribution Agreement to combine its businesses with CCN to form Mosaic and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into the Proxy Statement/Prospectus by reference to the Annual Report on Form 10-K and quarterly reports on Form 10-Q, as amended, of Mosaic Global Holdings filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

OVERVIEW AND OUTLOOK

The Company’s reported quarterly earnings for the period ended November 30, 2004 reflect a unique period for a number of reasons:

•	On October 22, 2004, Mosaic was formed through the Combination of IMC and CCN. A subsidiary of Mosaic was merged with and into IMC. IMC, which was formerly an independent public company, became a subsidiary of Mosaic and was renamed Mosaic Global Holdings Inc. Each outstanding share of IMC common stock was converted into the right to receive one share of Mosaic common stock, and each outstanding share of IMC Preferred Stock was converted into the right to receive one share of Preferred Stock of Mosaic. As part of the Combination, Cargill and certain of its subsidiaries contributed equity interests in entities owning CCN to Mosaic in exchange for shares of Mosaic common stock and Mosaic Class B Common Stock. Upon the closing of the Combination, the former IMC common stockholders and Cargill and its subsidiaries owned 33.5 percent and 66.5 percent, respectively, of the outstanding shares of Mosaic common stock.

•	For accounting purposes, the Combination was accounted for as a reverse acquisition with Cargill’s contributed businesses, CCN, treated as the acquirer. Accordingly, the Combination was accounted for as a purchase business combination, using CCN’s historical financial information and applying fair value estimates to the acquired assets and liabilities of IMC as of October 22, 2004. Beginning on October 23, 2004, the results of operations and financial condition of Mosaic Global Holdings were consolidated with CCN. Accordingly, all financial information presented herein as of and for the three months ended November 30, 2004 reflects the accounts of CCN from September 1, 2004 through October 22, 2004 and the consolidated accounts of CCN and Mosaic Global Holdings from October 23, 2004 through November 30, 2004. The financial information presented herein, as of and for the six months ended November 30, 2004 reflects the accounts of CCN from June 1, 2004 through October 22, 2004 and the consolidated accounts of CCN and Mosaic Global Holdings from October 23, 2004 through November 30, 2004. The data presented herein for the prior year periods reflects the accounts of only CCN.

•	Because the Combination occurred late in the second quarter, Mosaic’s new management team began operating the combined business with only 39 days left in the quarter.

[1]	All statements, other than statements of historical fact, appearing under Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “except,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the Company’s ability to successfully integrate the operations of IMC and the CCN businesses; the Company’s ability to fully realize the expected costs savings from the Combination within the expected time frame; the ability to develop and execute comprehensive plans for asset rationalization; the financial resources of, and products available to, Mosaic’s competitors; the retention of existing, and continued attraction of additional, customers and key employees following the Combination; the effect of any conditions or restrictions imposed on or proposed with respect to the Company by regulators following the Combination; general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; changes in the outlook of the phosphate market; the impact of competitive products; pressure on prices realized by the Company for its products; changes in the costs, or constraints on supplies, of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings and regulatory matters affecting the Company, including environmental and administrative proceedings involving the Company; success in implementing the Company’s various initiatives; the rating of Mosaic’s and Mosaic Global Holdings securities and changes that may occur in the U.S. financial markets; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports. In addition, the Company has consummated the Combination and its Board of Directors and management are not identical to the Board of Directors or management of either CCN or IMC prior to the Combination. The Company’s Board and management may operate the combined businesses of the Company in a manner that differs from the manner in which the historical operations of either CCN or IMC were operated on a standalone basis.

•	Combination expenses and the unprecedented impact of three hurricanes converging over the Company’s Florida phosphate operations prior to the closing of the Combination also adversely affected reported earnings.

•	Management believes that the Company is on track to begin capturing the previously announced expected annual, pre-tax operating synergies from the Combination of $145.0 million within three years.

•	Operating results of the combined businesses since the Combination were driven primarily by the following factors:

•	The Potash business segment demonstrated strong performance with good volumes and strong prices during the second quarter.

•	Phosphate margins were good, but not excellent, by historical standards, due to continued strong DAP prices offset, in part, by record high ammonia raw material prices.

•	Short-term operational and cost issues in Mosaic’s Phosphate business segment were greater than management’s pre-Combination expectations.

•	Going forward, management expects:

•	Phosphate production volumes to be lower in our third fiscal quarter due to the temporary shutdown of Mosaic’s Green Bay, Florida plant and the unscheduled partial shutdown of the Company’s New Wales plant for maintenance and repairs.

•	In addition, and for the near term, phosphate rock production to be reduced due to operating inefficiencies at select mines. Mosaic intends to implement action plans to reduce Phosphate mining and processing costs and to debottleneck inefficiencies.

•	DAP prices in the Phosphate business segment to maintain at their current strong levels.

•	Ammonia prices to continue to decline, thereby improving margins in the Phosphate and Potash business segments.

REPORTABLE BUSINESS SEGMENTS

The Company has identified the following reportable business segments effective with the Combination.

Phosphates

The Phosphate business segment is a U.S. miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, as well as a U.S. producer of concentrated phosphates. Phosphates is also one of the world’s three largest producers and marketers of phosphate and potash based animal feed ingredients. The Phosphate business segment operates mines and processing plants in Florida that produce phosphate fertilizer and feed phosphate and processing plants in Louisiana that produce phosphate fertilizer. Such mines, processing plants and related facilities are owned or leased principally by Mosaic subsidiaries.

Although Phosphates sells phosphate rock to one unrelated crop nutrient manufacturer pursuant to a contract that has been terminated effective October 1, 2007, it primarily uses phosphate rock internally for its own processing needs. Domestically, Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. A portion of Phosphates’ export sales are marketed through PhosChem (See Note 4) or the Offshore segment. Phosphates also uses concentrated phosphates and potash internally for the production of animal feed ingredients, which are supplied to poultry and livestock markets in North America, Latin America and Asia. Phosphates operates in a highly competitive global market.

The Phosphates business segment also includes activities related to the North American distribution of phosphate products and the results of PhosChem.

Principal Products

The principal products of the Phosphate production segment are described below:

DAP: DAP is the most widely used high-analysis phosphate fertilizer worldwide. DAP is produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. This initial reaction creates a slurry that is then pumped into a granulation plant where it is reacted with additional ammonia to produce DAP. DAP can be blended with other solid fertilizer products such as urea and potassium chloride or used as a direct application material.

Monoammonium Phosphate (MAP): MAP is the second most widely used high-analysis phosphate fertilizer and the fastest growing phosphate product worldwide. MAP also is produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. The resulting slurry is then pumped into a granulation plant where it is reacted with additional phosphoric acid to produce MAP. Some facilities can switch from DAP to MAP production quite readily by replacing an ammonia sparger with a phosphoric acid sparger in the granulation plant. MAP, like DAP, can be blended with other solid fertilizer products or applied directly to soils. MAP is produced in both granular (GMAP) and powdered form.

Granular Triple Superphosphate (GTSP): GTSP is made by reacting wet-process phosphoric acid with phosphate rock. GTSP was developed to increase the phosphorus concentration in superphosphate. GTSP is widely used in formulations or bulk blends or for direct application. More than 95 percent of the phosphorus in GTSP is in water-soluble form.

MicroEssentialsTM: MicroEssentialsTM is a value-added DAP or MAP product that features a patented process which creates very thin platelets of sulphur on the product. Over time, these sulphur platelets break down in the soil and are absorbed by plants. This unique process enables the formation of a granule, that when halved, resembles the layers of a “sliced onion,” but allows a slow release of the nutrients into the soil. In addition, micronutrients such as boron, copper, manganese, and zinc can be added in separate but parallel processes.

Calcium Phosphate Feed: Calcium phosphate feed products are produced by neutralizing de-fluorinated phosphoric acid with limestone. The first step in the process is to reduce the fluorine-to-phosphorous ratio of the phosphoric acid to less than 1:100. This result typically is achieved by adding diatomaceous earth (or activated silica) to phosphoric acid in order to “strip” fluorine from the acid. This de-fluorinated acid is then neutralized with different quantities of limestone to produce the two most widely used phosphate feed products – dicalcium phosphate (Dical) and monocalcium phosphate (Monocal). Dical contains 18.5 percent phosphorus or 42.4 percent phosphorus pentoxcide (P2O5). Monocal contains 21.0 percent phosphorous or 48.1 percent P2O5.

Potash

Potash mines, processes and distributes potash in the U.S. and Canada. The term “potash” applies generally to the common salts of potassium. Potash has four mines in Canada within the province of Saskatchewan and two in the U.S. located in New Mexico and Michigan. Each mine location has related facilities which refine the mined potash. Such mines and related facilities are owned or leased and operated principally by Mosaic subsidiaries.

Potash’s products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and also are used in the manufacture of crop nutrients and animal feed ingredients as well as sold to customers for industrial use. Potash’s North American sales are made through the Company’s sales force. The agricultural sales are primarily to independent accounts, cooperatives and leading regional crop nutrient buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter as well as a water softener regenerant. Potash’s exports from Canada, except to the U.S., are made through Canpotex. Potash is a commodity available from many sources and, consequently, the market is highly competitive.

The Potash business segment also includes activities related to the North American distribution of potash products.

Principal Products

Muriate of Potash (MOP): MOP is a naturally-occurring crystalline material that is processed for commercial use in the manufacturing of fertilizers or for direct application, supplying Potassium Oxide (K2O).

Potassium Magnesium Sulfate (K-Mag®): Potassium, magnesium and sulphur are three basic nutrients essential for plant growth and are vital to profitable crop production. They are continually removed from the soil by high-yield crop production and, in the case of sulphur and magnesium, are not replaced by many of today’s high-analysis fertilizers. K-Mag® is a water soluble sulphate form; providing potassium, magnesium and sulphur in a form readily absorbed by plants. Yet, because of its crystalline nature, K-Mag® dissolves gradually throughout the growing season, thus providing a continuous source of nutrients.

Offshore

The Offshore segment consists of the Company’s Brazil fertilizer operations and its other offshore distribution operations The Company’s Brazil fertilizer operations comprise the second largest producer and distributor of blended fertilizers for agricultural use in Brazil. The offshore distribution operation markets crop nutrient products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties to wholesalers, cooperatives, independent retailers and agents and other agricultural customers that, in turn, market these products and services to farmers and other end-users in South America, Europe and Asia. In South America, the offshore distribution operation also markets fertilizer products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties directly to farmers and end-users. Offshore distribution operates fertilizer blending and bagging facilities, port terminals and warehouses in seven countries, and maintains a sales presence in six additional countries. This segment also holds a 35 percent equity stake in a recently constructed DAP granulation plant near Haiku, China in the Yunnan province as well as a 33.4 percent interest in Fertifos, an entity which owns

55.6 percent of Fosfertil. Fosfertil operates phosphate and nitrogen processing plants in Brazil. These investments are accounted for using the equity method.

The principal Offshore distribution products include straight fertilizers such as phosphates, nitrogen and potash, as well as blended nitrogen, phosphorus, potassium (NPK) fertilizers. Services include tailored agronomic services as well as the loading, unloading and storage of fertilizer, grains, meal, salt and coal for both Mosaic affiliates and third parties.

Nitrogen

The Nitrogen business segment represents activities related to the North American distribution of nitrogen products which are marketed for Saskferco, a Saskatchewan-based nitrogen joint venture, as well as for nitrogen products purchased from other unrelated third parties. This segment also includes results from the Company’s 50 percent ownership interest in Saskferco, The remaining 50 percent ownership interest in Saskferco is owned by Investment Saskatchewan Inc. (49 percent) and Citibank Canada (1 percent). Nitrogen operates in a highly competitive global market.

Principal Products

Anhydrous Ammonia: Anhydrous ammonia is a high analysis nitrogen product that is used both as a direct application fertilizer mostly in North America and as the building block for most other nitrogen products, such as urea. Ammonia, a gas at normal temperatures and pressures, is stored and transported as a liquid either under pressure or in refrigerated vessels. Farmers inject ammonia into the soil as a gas. Ammonia is a low cost source of nitrogen in markets with well-developed distribution infrastructures and specialized application equipment.

Urea and Feed Grade Urea: Solid urea is the most widely used nitrogen product in the world. Urea solution first is produced by reacting anhydrous ammonia with carbon dioxide (CO2) at high pressure. Solid urea then is formed using standard prill-tower or granulation processes. Granular urea is larger and harder than prilled urea and often is physically mixed with phosphate and potash products to make blends that meet specific soil and crop requirements.

UAN: UAN solution is the most widely used liquid fertilizer worldwide. UAN solution is produced by combining urea solution, ammonium nitrate solution and water. It contains between 28 percent and 32 percent nitrogen. UAN solution is an ideal fertilizer for no-till or reduced tillage operations as well as for some irrigation systems. UAN solution also provides an excellent medium for the uniform application of many secondary nutrients and micronutrients. The distribution of UAN solution requires specialized infrastructure and equipment for the storage, transportation and application of liquid product.

Results of Operations

Three months ended November 30, 2004 vs. three months ended November 30, 2003

The Company’s net sales for the three month period ended November 30, 2004 were $1,077.7 million and gross margins were $61.2 million. Net loss in the current quarter was $8.4 million, or $0.03 per diluted share. Net sales for the prior fiscal year quarter were $664.4 million and gross margins were $47.2 million. Net earnings in the prior period were $19.2 million, or $0.08 per diluted share.

Net sales for the three month period ended November 30, 2004 increased $413.3 million or 62 percent from the prior year period while gross margins increased $14.0 million or 30 percent. The increase in net sales was the result of the acquisition of IMC, which contributed $280.9 million of the increase, higher concentrated phosphate sales prices of $50.8 million, an increase in offshore distribution sales prices of $128.8 million, an increase in nitrogen sales prices of $6.4 million and an increase in sales volumes of MicroEssentialsTM of $18.9 million, partially offset by lower concentrated phosphate volumes of $41.2 million and a decrease in nitrogen volumes of $26.3 million. Margins increased as a result of the acquisition of IMC, higher concentrated phosphate sales prices and higher offshore distribution sales prices, as previously discussed, partially offset by higher phosphate operating costs of $45.0 million, higher raw material costs of $10.6 million and hurricane-related expenses of $30.0 million.

The operating results of the Company’s business segments are discussed in more detail below.

Phosphates

Phosphates’ net sales for the three month period ended November 30, 2004 increased 65 percent to $489.5 million compared to $296.3 million in the comparable period of the prior fiscal year largely as a result of the acquisition of IMC, which resulted in a $158.8 million increase to net sales, higher concentrated phosphate sales prices of $50.8 million and increased sales of

MicroEssentialsTM and animal feed products of $18.9 million and $2.4 million, respectively, partially offset by lower concentrated phosphate sales volumes of $41.2 million. The increase in concentrated phosphate sales prices was primarily the result of higher international and domestic sales of DAP of $26.7 million and $7.1 million, respectively, higher international and domestic sales of GMAP of $14.7 million and $0.8 million, respectively, and higher international and domestic sales of GTSP of $0.8 million and $0.7 million, respectively. The decrease in concentrated phosphate sales volumes was primarily the result of decreased international DAP shipments to China, India, Pakistan, Kenya, Uruguay and Mexico, partially offset by increased sales to South Africa, Japan, Cambodia, Guatemala, Argentina and Colombia. Average DAP prices increased 29 percent to $202 per short ton in the three month period ended November 30, 2004 from $156 per short ton in the prior year quarter.

Gross margins decreased to a negative $7.6 million for the three months ended November 30, 2004 compared to a positive $9.2 million in the comparable period of the prior fiscal year. Margins were lower as a result of an increase in phosphate operating costs of $45.0 million, hurricane-related expenses of $30.0 million and higher raw material costs, primarily ammonia and sulphur, of $10.6 million. The unfavorable variances were partially offset by favorable concentrated phosphates prices, as discussed above, and the acquisition of IMC which added $5.0 million to gross margins in the period. The $5.0 million increase due to the IMC acquisition is net of the effect of purchase accounting adjustments on cost of sales for the period of $6.8 million. These purchase accounting adjustments included the write-off of the fair market value adjustment related to inventory sold in the period of $10.8 million, partially offset by $4.0 million of reduced amortization from the step-down in basis of fixed assets.

Potash

Potash’s net sales for the three months ended November 30, 2004 increased to $138.8 million compared to $13.6 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of the acquisition of IMC, which resulted in net sales of $122.1 million. The sales for the period reflect an average sales price of approximately $100 per short ton as well as domestic sales volumes of approximately 0.6 million short tons and international sales volumes of approximately 0.4 million short tons.

Gross margins increased to $26.6 million for the three months ended November 30, 2004 compared to $0.5 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the acquisition of IMC, which resulted in margins of $25.8 million that included the negative effect of purchase accounting adjustments on cost of sales for the period of $23.6 million. These purchase accounting adjustments included the write-off of the fair market value adjustment related to inventory sold during the period of $19.5 million and $4.1 million of increased amortization from the step-up in basis of fixed assets.

Nitrogen

Nitrogen’s net sales for the three months ended November 30, 2004 decreased 27 percent to $51.1 million compared to $70.4 million in the comparable period of the prior fiscal year, while gross margins increased 17 percent to $4.9 million for the three months ended November 30, 2004 compared to $4.2 million in the comparable period of the prior fiscal year. The unfavorable sales variance was due primarily to a decrease in volume of 0.2 million short tons or $26.3 million, partially offset by an increase in average price of $19.35 per short ton or $6.4 million. Margins were positively impacted due primarily to favorable product costs.

Offshore

Offshore’s net sales for the three months ended November 30, 2004 increased 26 percent to $450.4 million compared to $356.8 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of a 40 percent or $51 per short ton increase in prices partially offset by a decline in volumes in Brazil, Hong Kong and the Netherlands. The lower volumes in Brazil mainly occurred because of a decrease in crop nutrient application and lower than anticipated new plantings. The lower volumes in Hong Kong were caused by higher ocean freight rates which makes domestic product more attractive. The lower volumes in the Netherlands were the result of the Company’s agency agreement with EuroChem being discontinued effective July 2004.

Gross margins increased nine percent to $37.3 million for the three months ended November 30, 2004 compared to $34.2 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the items discussed above, partially offset by higher costs incurred in acquiring the higher priced product.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the three months ended November 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates[b]	1,739	1,483
Potash	998	—
Nitrogen	241	312
Offshore	2,520	2,582
Average price per ton[c]:
DAP	$202	$156
Potash	$100	$—

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Includes captive sales of 155 and 213 tons in 2004 and 2003, respectively, to Offshore.
[c]	Average prices are calculated based on sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended November 30, 2004 increased $20.6 million to $45.4 million from $24.8 million in the comparable period of the prior fiscal year. This increase was primarily the result of the acquisition of IMC, costs related to the Combination and accruals for employee incentive bonus programs.

Other operating (income) expense, net

Other operating (income) expense, net for the three months ended November 30, 2004 changed $3.6 million to $3.5 million of expense from $0.1 million of income in the comparable period of the prior fiscal year. The unfavorable variance was primarily the result of a $5.0 million write-off for CCN’s Riverview GTSP plant in Florida that was closed before the Combination.

Interest expense

Interest expense for the three months ended November 30, 2004 increased $17.6 million to $25.0 million from $7.4 million in the comparable period of the prior fiscal year. The unfavorable variance was primarily the result of additional IMC debt acquired in the Combination. This amount was net of $6.2 million from the amortization of the fair market value adjustment of IMC’s debt, prior to the Combination, recorded in purchase accounting.

Foreign currency transaction loss

Foreign currency transaction loss for the three months ended November 30, 2004 changed $21.9 million to a loss of $23.3 million from a loss of $1.4 million in the prior year period. This was primarily caused by a strengthening of the Canadian dollar against the U.S. dollar, which impacted the Company because of the inclusion of the Canadian Potash operations acquired in the Combination. This impacts the carrying value of U.S. dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Other (income) expense, net

Other (income) expense, net for the three months ended November 30, 2004 changed $4.9 million to $4.6 million of income from $0.3 million of expense in the comparable period of the prior fiscal year. The favorable variance was primarily the result of an increase in interest income of $3.6 million and $0.5 million from the sale of the Company’s remaining investment in Compass Minerals International, Inc. (Compass).

Provision (benefit) for income taxes

The benefit for income taxes for the three months ended November 30, 2004 was $7.9 million on a pre-tax loss from consolidated companies before the cumulative effect of a change in accounting principle of $31.4 million, or a benefit rate of 25.2 percent, versus a tax provision of $4.5 million on pre-tax earnings from consolidated companies before the cumulative effect of a change in accounting principle of $13.4 million, or a tax rate of 33.5 percent in the prior year period. Included in the benefit for the period ended November 30, 2004 was the reversal of an estimated income tax provision related to Brazilian operations of $3.4 million to correct an error related to income taxes recorded in the three month period ended August 31, 2004. Without this adjustment, the income tax benefit for the period would have been $4.5 million, or a benefit rate of 14.3 percent.

The decrease in the benefit rate for the current year period when compared to the tax rate for the prior year period results principally from the inability to record current tax benefits for operating losses incurred by U.S. operations, principally those related to IMC, and capital losses incurred by Canadian operations related to foreign exchange. The lower benefit rate is also partly attributable to higher Canadian tax rates imposed on the Company’s profitable Canadian Potash operations.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

Six months ended November 30, 2004 vs. six months ended November 30, 2003

Net sales for the six months ended November 30, 2004 were $1,802.5 million and gross margins were $143.4 million. Net earnings for the six months ended November 30, 2004 were $32.7 million, or $0.11 per diluted share. Net sales for the six months ended November 30, 2003 were $1,211.8 million and gross margins were $77.0 million. Net earnings for the six months ended November 30, 2003 were $24.8 million, or $0.10 per share.

Net sales for the six months ended November 30, 2004 increased $590.7 million or 49 percent from the prior year period while gross margins increased $66.4 million or 86 percent. The increase in net sales was the result of the acquisition of IMC, which contributed $280.9 million, higher concentrated phosphate sales prices of $100.8 million, an increase in offshore sales prices of $211.1 million, an increase in sales of MicroEssentialsTM of $23.3 million, an increase in animal feed sales of $7.8 million and an increase in nitrogen sales prices and volumes of $9.3 million and $5.4 million, respectively, partially offset by lower concentrated phosphate volumes of $33.7 million. Margins increased as a result of the acquisition of IMC, higher concentrated phosphate sales prices and higher offshore distribution sales prices, as previously discussed, partially offset by an increase in phosphate operating costs of $51.8 million and higher raw material costs of $25.1 million.

The operating results of the Company’s significant business segments are discussed in more detail below.

Phosphates

Phosphates’ net sales for the six month period ended November 30, 2004 increased 47 percent to $853.0 million compared to $581.9 million in the comparable period of the prior fiscal year largely because of the acquisition of IMC which resulted in a $158.8 million increase to net sales, higher concentrated phosphate sales prices of $100.8 million and increased sales of MicroEssentialsTM and animal feed products of $23.3 million and $7.8 million, respectively, partially offset by lower concentrated phosphate sales volumes of $33.7 million. The increase in concentrated phosphate sales prices was primarily the result of higher international and domestic net sales of DAP of $53.7 million and $8.7 million, respectively, higher international and domestic sales of GMAP of $32.6 million and $2.4 million, respectively, and higher international and domestic sales of GTSP of $2.6 million and $0.9 million, respectively. The decrease in concentrated phosphate sales volumes was primarily the result of decreased international DAP shipments to China, India, Argentina, Kenya, Mexico and Peru and decreased international GMAP sales to Mexico and Australia partially offset by increased international DAP sales to South Africa, Japan, Brazil, Honduras, Cambodia and Colombia and an increase in international GMAP shipments to Brazil, Argentina, Venezuela, South Africa and Colombia. Average DAP prices increased 26 percent to $195 per short ton in the six month period ended November 30, 2004 from $155 per short ton in the prior fiscal year comparable period.

Gross margins increased to $27.3 million for the six months ended November 30, 2004 compared to $11.0 million in the comparable period of the prior fiscal year. Margins were favorable as a result of higher concentrated phosphate prices discussed above and the acquisition of IMC which added $5.0 million to gross margins in the period. The favorable variances were partially offset by higher phosphate operating costs and expenses related to the 2004 hurricanes of $51.8 million and $30.0 million, respectively, as well as higher raw material costs, primarily ammonia and sulphur, of $25.1 million. The $5.0 million increase due to the IMC acquisition is net of the negative effect of purchase accounting adjustments on cost of sales for the period of $6.8 million. These purchase accounting adjustments included the write-off of the fair market value adjustment required related to inventory sold during the period of $10.8 million, partially offset by $4.0 million of reduced amortization from the step-down in basis of fixed assets.

Potash

Potash’s net sales for the six months ended November 30, 2004 increased to $144.7 million compared to $21.0 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of the acquisition of IMC which resulted in net sales of $122.1 million. The sales during the period reflect an average sales price of approximately $100 per ton as well as domestic sales volumes of approximately 0.6 million short tons and international sales volumes of approximately 0.4 million short tons.

Gross margins increased to $26.9 million for the six months ended November 30, 2004 compared to $0.7 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the acquisition of IMC which resulted in margins of $25.8 million that included the negative effect of purchase accounting adjustments on cost of sales for the period of $23.6 million. These purchase accounting adjustments included the write-off of the fair market value adjustment related to inventory sold during the period of $19.5 million and $4.1 million of increased amortization from the step-up in basis of fixed assets.

Nitrogen

Nitrogen’s net sales for the six months ended November 30, 2004 increased 16 percent to $109.4 million compared to $94.2 million in the comparable period of the prior fiscal year while gross margins increased 44 percent to $8.9 million for the six months ended November 30, 2004 compared to $6.2 million in the comparable period of the prior fiscal year. Net sales were favorable due primarily to an increase in volume which resulted in a $26.3 million sales increase and a favorable price variance of $12 per short ton which resulted in a $9.3 million sales increase. Margins were favorable due primarily to lower product costs.

Offshore

Offshore’s net sales for the six months ended November 30, 2004 increased 21 percent to $812.6 million compared to $669.8 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of a $44 per ton, or 35 percent, increase in prices and an increase in volume to Mexico and France, partially offset by a decline in volumes in Brazil, Hong Kong and the Netherlands. The lower volumes in Brazil mainly occurred because of a decrease in crop nutrient application and lower than anticipated new plantings. The lower volumes in Hong Kong were caused by higher ocean freight rates which makes domestic product more attractive. The lower volumes in the Netherlands were the result of the Company’s agency agreement with EuroChem being discontinued effective July 2004.

Gross margins increased 35 percent to $80.6 million for the six months ended November 30, 2004 compared to $59.6 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the issues discussed above, partially offset by higher costs incurred in acquiring the higher priced product.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the six months ended November 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates[b]	3,288	2,996
Potash	998	—
Nitrogen	522	465
Offshore	4,787	4,848
Average price per ton[c]:
DAP	$195	$155
Potash	$100	$—

aSales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.

bIncludes captive sales of 561 and 909 tons in 2004 and 2003, respectively, to Offshore.

cAverage prices are calculated based on sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first six months of 2004 increased $29.8 million to $76.4 million from $46.6 million in the prior year period. This increase was primarily the result of the acquisition of IMC, costs related to the Combination and accruals for employee incentive bonus programs.

Other operating (income) expense, net

Other operating (income) expense, net for the six months ended November 30, 2004 changed $2.0 million to $2.3 million of income from $0.3 million of income in the comparable period of the prior fiscal year. The favorable variance was primarily the result of the receipt of a termination fee of $6.0 million resulting from early termination of a marketing agreement, partially offset by a $5.0 million impairment charge for CCN’s Riverview GTSP plant in Florida that was closed prior to the Combination.

Interest expense

Interest expense for the six months ended November 30, 2004 increased $16.9 million to $32.6 million from $15.7 million in the comparable period of the prior fiscal year. The unfavorable variance was primarily the result of additional IMC debt acquired in the Combination. This amount was net of $6.2 million from the amortization of the fair market value adjustment of IMC’s debt, prior to the Combination, recorded in purchase accounting.

Foreign currency transaction loss

Foreign currency transaction loss for the six months ended November 30, 2004 increased $23.5 million to a loss of $24.9 million from a loss of $1.4 million in the prior year period. This was primarily caused by a strengthening of the Canadian dollar against the U.S. dollar, which impacted the Company because of the inclusion of the Canadian Potash operations acquired in the Combination. This impacts the carrying value of U.S. dollar denominated net assets of Potash for which the Canadian dollar is its functional currency.

Other (income) expense, net

Other (income) expense, net for the six months ended November 30, 2004 changed $4.2 million to $4.9 million of income from $0.7 million of income in the comparable period of the prior fiscal year. The favorable variance was primarily the result of an increase in interest income of $3.7 million and $0.5 million from the sale of the Company’s remaining investment in Compass.

Provision for income taxes

The provision for income taxes related to earnings from consolidated companies before the cumulative effect of a change in accounting principle for the six months ended November 30, 2004 was $5.7 million on pre-tax income before the cumulative effect of a change in accounting principle of $16.7 million or an effective tax rate of 34.1 percent, versus a provision of $4.0 million on pre-tax earnings before the cumulative effect of a change in accounting principle of $14.3 million, or a tax rate of 28.0 percent for the prior year period.

The increase in the tax rate for the current year period when compared to the tax rate for the prior year period results principally from the inability to record current tax benefits for operating losses incurred by U.S. operations, principally those related to IMC, and capital losses incurred by Canadian operations related to foreign exchange. The higher tax rate is also partly attributable to higher Canadian tax rates imposed on the Company’s profitable Canadian Potash operations. However, the effects of these factors on the tax expense for the current year period are mitigated by the fact that they all relate to the acquired IMC operations which were only included in the results of operations for 39 days of the period ending November 30, 2004.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires judgments and estimates on the part of management, especially for the items below. The Company evaluates the recoverability of certain non-current and current assets utilizing various estimation processes. In particular, the recoverability of November 30, 2004 balances for goodwill and long-lived assets of $2,175.0 million and $4,298.4 million, respectively, are subject to estimation processes that are dependent upon the accuracy of underlying assumptions, including future product prices and volumes. These estimates and assumptions are based upon the Company’s historical experience and on factors believed reasonable under the circumstances. A summary of the significant accounting policies, including those discussed below, are included in Note 1 of Notes to Condensed Consolidated Financial Statements.

Fair value of certain assets of the former IMC

Mosaic engaged an outside appraisal firm to assist in determining the fair value of the long-lived, tangible and the identifiable intangible assets of IMC. The Company has used the appraisal firm’s most recent appraisal for the current quarter. The final appraised values of the long-lived, tangible assets and the identifiable intangible assets may differ from the amounts presented. Management is currently assessing the activities of the acquired business and evaluating whether any changes to those activities are necessary in light of management’s future business plan. This could result in changes to the balances recorded for these assets and, in turn, an adjustment to the Mosaic goodwill balance as of November 30, 2004.

Recoverability of goodwill

As described in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company will perform its annual test for impairment of goodwill as of March 1 each year in accordance with SFAS No. 142. The goodwill balance as of November 30, 2004 was entirely the result of the Combination that occurred on October 22, 2004. No indicators of impairment have occurred since that date.

Recoverability of long-lived assets

The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the Company’s phosphate business. All assumptions utilized in the impairment analysis are consistent with management’s internal planning. If other assumptions and estimates had been used, the balances for long-lived assets could have been materially impacted.

Environmental and reclamation activities

The Company also records accrued liabilities for various environmental and reclamation matters, asset retirement obligations and the demolition of former operating facilities. As of November 30, 2004, the balances of these accrued liabilities were $15.3 million, $276.4 million and $14.4 million, respectively. The estimation processes used to determine the amounts of these accrued liabilities are very complex and use information obtained from Company-specific and industry data, as well as general economic information. Accruals for environmental matters are based on third party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing litigation. The Company is required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. The Company determines the amount of accruals required, if any, for contingencies after carefully analyzing each individual issue. The required accruals may change due to new developments in each matter, or changes in approach, such as a change in settlement strategy in dealing with these matters. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Using reasonably possible alternative assumptions of the exposure could result in an increase or decrease to the environmental reserve. Due to the inherent uncertainties related to environmental exposures, a significant increase to the reasonably possible exposure level could occur if the scope of the remediation was increased, a significant increase in the Company’s proportionate share occurred or a new site was identified to need environmental remediation.

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Based upon the guidance of SFAS No. 143, the Company obtained third party estimates for the costs of retiring the assets. The costs are inflated based on an inflation factor and discounted based on a credit-adjusted risk-free rate. Fluctuations in the estimated costs, inflation rates and interest rates can have a significant impact on the amounts recorded. The demolition of former operating facilities is based on third party estimates of the costs to be incurred.

Capital Resources and Liquidity

The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on the Company’s ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. The Company believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet the Company’s operating and capital expenditure requirements and to service its debt and meet other contractual obligations as they become due.

Most of the Company’s various material debt instruments have cross-default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of the Company’s material debt instruments, the Mosaic Interim Credit Facility and the Mosaic Global Holdings Credit Facility each have the lowest specified threshold amount, $20.0 million.

The Company’s credit facilities also contain other covenants and events of default. The Mosaic Global Holdings Credit Facility requires it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. The Company’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that the Company would be able to comply with applicable financial covenants or meet its liquidity needs. The Company cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized, or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs.

There can be no assurance that the Company will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply the Company with further funds (including periodic rollovers of existing borrowings). The Company has been in compliance with all of its debt and other covenants during all periods presented. No waivers have been necessary.

Pursuant to the Mosaic Global Holdings’ Credit Facility, Mosaic Global Holdings and certain of its domestic subsidiaries may borrow up to approximately $459.8 million. The Mosaic Global Holdings’ Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit, as well as a Term Loan Facility of approximately $249.8 million. The Mosaic Global Holdings’ Credit Facility requires Mosaic Global Holdings to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Mosaic Global Holdings Credit Facility).

In March 2004, Mosaic Global Holdings announced that it had obtained amendments to the Mosaic Global Holdings’ Credit Agreement governing the Mosaic Global Holdings’ Credit Facility. The descriptions of the terms of the Credit Agreement below reflect those amendments. Under the Credit Agreement, Mosaic Global Holdings is required to report quarterly results on a calendar quarter-end basis. The latest information available is as of September 30, 2004.

The interest expense coverage ratio is the ratio of consolidated Mosaic Global Holdings’ Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Mosaic Global Holdings’ Credit Agreement governing Mosaic Global Holdings’ Credit Facility), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ interest expense coverage ratio was 2.01 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Mosaic Global Holdings’ Credit Agreement adjusted EBITDA (each as defined in the Mosaic Global Holdings’ Credit Agreement governing Mosaic Global Holdings’ Credit Facility) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ total leverage ratio was 5.07 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Mosaic Global Holdings’ Credit Agreement adjusted EBITDA (each as defined in the Mosaic Global Holdings Credit Agreement governing the Company’s Credit Facility) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ secured leverage ratio was 0.67 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing the Mosaic Global Holdings’ credit facilities to the sum of the total principal amount of the loans under the Mosaic Global Holdings’ credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Mosaic Global Holdings’ Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. As of September 30, 2004, Mosaic Global Holdings’ collateral coverage ratio was 1.62 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, Mosaic Global Holdings amended the former provisions pursuant to which the Credit Agreement (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if Mosaic Global Holdings had not refinanced its 2005 Notes prior to October 15, 2004. In 2003, Mosaic Global Holdings refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding. Pursuant to the amendments, the Credit Agreement will not mature until the dates in 2006 referred to above as long as Mosaic Global Holdings repays approximately $10.0 million of the 2005 Notes at maturity in January 2005, and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007, or with the proceeds from an offering of equity securities. It is the Company’s intent to repay the approximately $10.0 million of the 2005 Notes at maturity in January 2005 and to replace the existing Credit Agreement prior to March 24, 2005. There can be no assurance that prior to March 24, 2005 the Company will be able to replace the Credit Facility, refinance the 2005 Senior Notes or obtain an amendment to its Credit Facility removing the requirement to refinance.

On October 22, 2004, Mosaic and certain of its subsidiaries entered into an interim senior secured credit facility (Interim Credit Facility) to provide liquidity to the entities contributed to Mosaic by Cargill. The Interim Credit Facility consists of a revolving credit facility of up to $160.0 million available for revolving credit loans and letters of credit. As of November 30, 2004, Mosaic had no outstanding borrowings under the Interim Credit Facility and outstanding letters of credit totaling $44.9 million. The net available borrowings under the Interim Credit Facility as of November 30, 2004, were approximately $115.1 million. The maturity date is the earlier of January 20, 2005 or the date that all loans outstanding under the Credit Facility are fully repaid and commitments thereunder terminated. There can be no assurance that prior to January 20, 2005 Mosaic will be able to extend or replace the Interim Credit Facility.

As part of the Combination, on October 22, 2004, certain indebtedness owed by CCN became indebtedness of the Company and its consolidated subsidiaries. Mosaic Fertilizantes do Brasil S.A. an offshore subsidiary of the Company, had an outstanding variable rate short term debt balance of approximately $40.0 million as of November 30, 2004. This $40.0 million of short term debt is owed to an affiliate of Cargill. Other outstanding indebtedness of CCN that became indebtedness of the Company or its consolidated subsidiaries in connection with the Combination was approximately $96.4 million as of November 30, 2004.

On May 7, 2003, Mosaic USA entered into the Potash Facility where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by Mosaic USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of Mosaic USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by Mosaic USA Holdings Inc., a subsidiary of the Company and the parent of Mosaic USA. Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of November 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $33.9 million, under which Mosaic USA had no outstanding borrowings. The Potash Facility was amended prior to the closing of the Combination to permit the Combination to close. On December 15, 2004, the Potash Facility was terminated. Because the facility was terminated prior to maturity, an early termination fee and other miscellaneous fees of approximately $0.6 million were paid to the lenders pursuant to the terms in the Potash Facility loan agreement.

In connection with the Combination, IMC was required to obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. On October 8, 2004, IMC received this consent. Along with this consent, IMC received consent from the lenders to exclude up to $40.0 million of closing costs related to the transactions from the EBITDA calculation as defined in the Credit Agreement. In addition, pursuant to the amendment, Mosaic Global Holdings will be subject to restrictions on certain transactions with its new affiliated entities, in addition to existing limitations in the Credit Agreement on affiliate transactions.

The indentures relating to Mosaic Global Holdings’ outstanding Senior Notes contain provisions requiring Mosaic Global Holdings to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of Mosaic Global Holdings at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the Combination with CCN resulted in a change of control of the Company under the terms of those indentures. As of October 22, 2004, the closing date of the Combination with CCN, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. The Company made the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Pursuant to this offer, on January 10, 2005, Mosaic Global Holdings repurchased $19.5 million aggregate principal amount of the Mosaic Global Holdings Senior Notes.

On August 1, 2003, Mosaic Global Holdings issued the August Note Offering for proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with Mosaic Global Holdings Senior Notes. The Mosaic Global Holdings Senior Notes contain certain covenants that limit matters including the making of restricted payments, as more fully defined therein. Under the most restrictive of the covenants limiting restricted payments, as of November 30, 2004, Mosaic Global Holdings had $14.4 million available for the payment of cash dividends with respect to its common stock. The covenants in the indentures related to the Senior Notes also limited certain other matters, including transactions between Mosaic Global Holdings and its subsidiaries, on the one hand, and other affiliates of Mosaic Global Holdings, including Mosaic and its other subsidiaries, on the other hand. On November 16, 2004, Mosaic Global Holdings initiated the Debt Consent Solicitation pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and CCN. As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which the Company conducts the Florida phosphate fertilizer and feed ingredients businesses acquired from CCN) and Mosaic Crop Nutrition, LLC (through which the Company conducts the domestic distribution operations acquired from CCN) guaranteed the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes and the indentures relating to the Other Notes. The Company paid a consent fee of $16.7 million with respect to the consents related to the Mosaic Global Holdings Senior Notes.

The Company incurs liabilities for reclamation activities and Gypstack closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of November 30, 2004, the Company had $117.7 million in surety bonds outstanding and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, the Company has posted $43.6 million of collateral in the form of letters of credit. In the future, there can be no assurance that the Company will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions. However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks. Such rules will likely become effective in calendar 2005 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack process water. The rules may also require phosphates companies to fund escrow or trust accounts for future closure obligations. Until definitive regulations or interpretations have been finalized, the Company is unable to determine the nature of the new financial assurance obligations or to predict with certainty the financial impact of these requirements on the Company; however, these impacts could be significant. The Company currently recognizes both Gypstack closure costs and Gypstack water treatment costs as liabilities in accordance with SFAS No. 143.

During 2004, IMC announced that Mosaic Phosphates Company (formerly known as IMC Phosphates Company and referred to herein as Mosaic Phosphates) elected to terminate a phosphate rock sales agreement with U.S. Agri-Chemicals (USAC) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates during 2000. The contract permits Mosaic Phosphates to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of an early termination under this provision, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract under these provisions by providing notice to USAC in September, 2004. Termination of the contract will result in a reduction of Mosaic Phosphates revenues on an annualized basis by approximately $60.0 million following the effective date of termination in 2007, but the reduction in revenues is expected to have a negligible impact on earnings. The repayment of the New Term Payment is not required until the effective date of termination in 2007.

Operating activities provided $146.2 million of cash for the six months ended November 30, 2004 compared to providing $76.3 million for the same period in 2003. The favorable variance from the prior year was primarily the result of a decrease in the amount invested in working capital.

Investing activities used $49.2 million for the six months ended November 30, 2004 compared to using $59.8 million for the same period in 2003. This change was primarily the result of cash provided from the IMC acquisition of $52.8 million, partially offset by a $32.5 million increase in capital spending and a $14.9 million investment in a promissory note issued to Saskferco.

Cash provided by financing activities for the six months ended November 30, 2004 of $14.7 million fluctuated by $26.5 million from cash used in financing activities of $11.8 million for the six months ended November 30, 2003. This change was primarily the result of an increase in money borrowed from Cargill and affiliates of $16.4 million to finance working capital needs and an increase in net debt proceeds of $5.9 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivative contracts to minimize foreign currency risks and the effects of changing natural gas prices, but not for trading purposes.

The Company uses foreign currency forward contracts, costless collars and call options, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statement of Operations. One of the primary operating earnings currency exposures relates to Potash sales, most of which are denominated in U.S. dollars, as a result of Potash’s costs being paid in Canadian dollars, which is Potash’s functional currency. The Company had a notional amount of $278.3 million of Canadian dollar exchange contracts outstanding as of November 30, 2004. The Canadian dollar contracts outstanding as of November 30, 2004 mature in various months through October 2005. These agreements provide for the purchase of Canadian dollars at a weighted-average protected rate of 1.274 Canadian dollar per U.S. dollar as of November 30, 2004. The costless collars had a weighted-average protected rate of 1.211 Canadian dollar per U.S. dollar, which was included in the weighted-average protected rate of 1.274 Canadian dollar per U.S. dollar discussed above, and a weighted-average participation rate of 1.274 Canadian dollar per U.S.

dollar as of November 30, 2004. The Company’s operations in Brazil monitor their foreign currency risk by assessing their balance sheet, committed, uncommitted and economic exposures. The Brazilian operations enter into hedge contracts based on the results of this assessment. As of November 30, 2004, the Brazilian operations had entered into forward contracts to purchase $14.0 million U.S. dollars at a weighted average rate of 2.972 reais per U.S. dollar. The Company’s other foreign locations enter into forward contracts to reduce foreign currency risk associated with U.S. dollar denominated payables and receivables. As of November 30, 2004, in India there were contracts to purchase $36.0 million U.S. dollars at a weighted average rate of 45.650 rupees per U.S. dollar and in Chile there were contracts to purchase $36.1 million U.S. dollars at an average rate of 595.01 Chile pesos per U.S. dollar.

In addition to the above, Potash translates its U.S. dollar denominated balance sheet accounts to Canadian dollars, which results in transaction gains or losses reflected in the Condensed Consolidated Statement of Operations. All of Potash’s balance sheet accounts are then translated back to U.S. dollars, the impact of which is reflected in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. This latter translation impact is recorded directly to Stockholders’ equity and not in the Condensed Consolidated Statement of Operations. The Company does not hedge this transaction exposure. The Company incurred $26.6 million of transaction losses for the three and six months ended November 30, 2004, respectively.

The Company uses natural gas forward purchase contracts and three-way hedges to reduce the risk related to significant price changes in natural gas. The forward contracts extend through December 2007 and have an average price of $5.67 per mmbtu of natural gas. The Company had natural gas forward purchase contracts with notional amounts of $16.0 million outstanding as of November 30, 2004. In a three-way hedge, the Company buys a call, sells a call at a higher price and sells a put. The three-way hedge structure allows for greater participation in a decrease in natural gas prices and protects against moderate price increases. However, the Company will have some exposure to large price increases. The Company has 4.1 million mmbtu hedged in this manner at an average price of $8.00 on the calls purchased, $9.35 on the calls sold and $6.33 on the puts sold. The three-way hedges extend through March 2005.

In August 2003, the Company entered into a fixed to floating rate interest swap agreement with respect to $150.0 million of its $400.0 million 10.875 percent Senior Notes, due 2013 (Swap). The Swap calls for the Company to pay a floating rate of interest equal to six-month LIBOR plus 636 basis points and the counterparty to pay a fixed rate of 10.875 percent. Interest payments are due February 1 and August 1 until maturity. On those dates, the floating rate is adjusted for changes to the current six-month LIBOR. The counterparty has the right to call the Swap beginning August 1, 2008 until maturity.

The Company conducted sensitivity analyses of its debt assuming a one percentage point adverse change in interest rates on outstanding borrowings from its actual level as of November 30, 2004. Holding all other variables constant, the hypothetical adverse changes would not materially affect the Company’s financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in the Company’s financial structure.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

As a result of the Combination, the Company adopted the internal controls over financial reporting that previously existed at CCN and IMC prior to October 22, 2004. There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred since October 22, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Ite m 1.	Legal Proceedings.

Reference is made to Notes 2 and 15 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Participants in the IMC Global Inc. Profit Sharing and Savings Plan and the IMC Global Inc. Representative Retirement Savings Plan may, among other investment options, elect to invest their contributions and our matching contributions in shares of the Company’s common stock. When plan participants elect to invest plan contributions in shares of the Company’s common stock, the plan trustee purchases shares of the Company’s common stock on the open market and holds those shares beneficially for plan participants. During the period between October 22, 2004 and November 30, 2004, plan participants elected to invest plan contributions in a total of approximately 78,600 shares of the Company’s common stock having an aggregate purchase price of approximately $1.3 million. Because participants may elect to invest plan contributions in shares of the Company’s common stock, the plans are required to be registered under the Securities Act of 1933. There is no exemption from registration under the Securities Act available for the plans. On November 30, 2004, the Company registered shares to be purchased pursuant to the plans pursuant to a Form S-8 filed with the Securities and Exchange Commission.

Pursuant to the Company’s employee stock plans relating to the grant of employee stock options, stock appreciation rights and restricted stock awards, the Company has granted and may in the future grant employee stock options to purchase shares of common stock of the Company for which the purchase price may be paid by means of delivery to the company by the optionee of shares of common stock of the Company that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the period covered by this report, no options to purchase shares of common stock of the Company were exercised for which the purchase price was so paid.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 20, 2004, the Company’s stockholders adopted, by unanimous written consent of the holders of all 1,000 issued and outstanding shares, a Restated Certificate of Incorporation which superseded the then existing certificate of incorporation of the Corporation in its entirety.

On October 20, 2004, the Company’s stockholders adopted, by unanimous written consent of the holders of all 1,000 issued and outstanding shares, the Company’s 2004 Omnibus Stock and Incentive Plan.

Item 6.	Exhibits.

Reference is made to the Exhibit Index on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ ROBERT M. QUALLS
Robert M. Qualls
Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date: January 19, 2005

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc. (now known as The Mosaic Company), GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to Mosaic’s Current Report on Form 8-K for October 22, 2004**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.i.b.	Certificate of Designations of 7.50 percent Mandatory Convertible Preferred Shares of Mosaic	Exhibit 3.2 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.i.c.	Certificate of Designations of Class B Common Stock of Mosaic	Exhibit 7 to the Schedule 13D filed by Cargill, Incorporated with the Securities and Exchange Commission on November 1, 2004***

3.ii.	Amended and Restated Bylaws of Mosaic	Exhibit 3.3 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

10.i.a.	Credit Agreement, dated as of October 22, 2004, among The Mosaic Company, the lenders party thereto and JP Morgan Chase Bank.	Exhibit 10.3 to Registration Statement No. 333-119275

10.i.b.	Amendment No. 5 dated as of October 8, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003, by and among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), Phosphate Acquisition Partners L.P. (successor by merger to Phosphate Resource Partners Limited Partnership), Mosaic Phosphates Company (formerly known as IMC Phosphates Company), JP Morgan Chase Bank, as administrative agent, and the lenders party thereto.	Exhibit 4.ii. to the Current Report on Form 8-K for October 15, 2004 of Mosaic Global Holdings Inc.****

10.i.c.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of December 1, 1991, between IMC Global Inc. and The Bank of New York, relating to the issuance of 9.45% Senior Debentures due 2011		X

10.i.d.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of July 17, 1997 between IMC Global Inc. and The Bank of New York, relating to the issuance of 7.30% Debentures due 2028, 6.55% Notes due 2005 and 6.875% Debentures due 2007		X

E-1

10.i.e.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of August 1, 1998, between IMC Global Inc. and The Bank of New York, relating to the issuance of 7.625% Notes due 2005		X

10.i.f.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of August 1, 1998, between IMC Global Inc. and The Bank of New York, relating to the issuance of 7.375% Debentures due 2018		X

10.i.g.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of May 17, 2001, between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008		X

10.i.h.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of May 17, 2001, between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011		X

10.i.i.	Supplemental Indenture among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and BNY Midwest Trust Company to the Indenture, dated as of August 1, 2003, between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013		X

10.i.j.	Fourth Supplemental Indenture by and among Phosphate Acquisition Partners L.P., (as successor to Phosphate Resource Partners Limited Partnership (formerly known as Freeport-McMoRan Resource Partners, Limited Partnership)), The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank), relating to the issuance of 7% Senior Notes due 2008		X

10.ii.a.	Investor Rights Agreement, dated as of January 26, 2004 and amended October 22, 2004, by and between Cargill and Mosaic	Exhibit 10.1 to the Registration Statement on Form 8-A filed by Mosaic with the Securities and Exchange Commission on October 22, 2004**

10.ii.b.	Registration Rights Agreement, dated as of January 26, 2004, by and between Cargill, Incorporated and Mosaic.	Annex C to the proxy statement/prospectus forming a part of Registrant’s Registration Statement on Form S-4 (Registration Number 333-114300).

E-2

10.ii.c.	Master Transition Services Agreement, dated as of October 22, 2004, by and between Registrant and Cargill*	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K for October 22, 2004**

10.ii.d.	Master Agency Agreement - Convertibility Enhanced Note Issuance Program dated August 8, 2002 between Mosaic Fertilizantes do Brazil S.A. (formerly known as Cargill Fertilizantes SA) and Cargill Financial Services International, Inc.*		X

10.ii.e.	Amendment Agreement dated October 30, 2002 to Master Agency Agreement—Convertibility Enhanced Note Issuance Program dated August 8, 2002 between Mosaic Fertilizantes do Brazil S.A. (formerly known as Cargill Fertilizantes SA) and Cargill Financial Services International, Inc.*		X

10.ii.f.	Second Amendment Agreement dated October 8, 2004 to Master Agency Agreement - Convertibility Enhanced Note Issuance Program dated August 8, 2002 between Mosaic Fertilizantes do Brazil S.A. (formerly known as Cargill Fertilizantes SA) and Cargill Financial Services International, Inc.		X

10.ii.g.	Description of Natural Gas Futures Agreements between The Mosaic Company and its subsidiaries and Cargill, Incorporated		X

10.ii.h.	Description of Commercial Transactions between The Mosaic Company and its subsidiaries and Cargill, Incorporated and its subsidiaries		X

10.iii.a.	The Mosaic Company 2004 Omnibus Stock and Incentive Plan.	Exhibit 10.6 to No. 1 to Registration Statement 333-119275

10.iii.b.	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan		X

10.iii.c.	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan		X

10.iii.d.	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan		X

10.iii.e.	Summary of Board of Director Compensation and Expense Reimbursement for Mosaic, as approved on November 30, 2004	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K for November 29, 2004**

18.1	Letter re change in accounting principles		X

18.2	Letter re change in accounting principles		X

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.

**	SEC File No. 001-32327

***	SEC File No. 005-80123

****	SEC File No. 1-9759

E-3