Form 10-Q
period 2005-02-28
MOSAIC CO
filed 2005-04-12
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

Commission file number 001-32327

The Mosaic Company

(Exact name of registrant as specified in its charter)

Delaware	20-0891589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3033 Campus Drive

Suite E490

Plymouth, Minnesota 55441

(800) 918-8270

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

12800 Whitewater Drive

Minnetonka, Minnesota 55343

(Former address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 379,171,375 common shares and 5,458,955 class B common shares as of April 7, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim unaudited condensed consolidated financial statements of The Mosaic Company (Company or Mosaic) have been prepared in accordance with the Securities and Exchange Commission’s regulations for interim financial information and with the instructions to Form 10-Q. Accordingly, these statements do not include all information, notes and disclosures normally provided in annual financial statements but include all adjustments, consisting of normal recurring adjustments, with the exception of the combination discussed in Note 2 and the change in accounting principles discussed in Note 3, which the Company’s management considers necessary for fair presentation. Interim results are not necessarily indicative of the results to be expected for the full fiscal year. The balance sheet as of May 31, 2004 has been derived from the financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 2004 included in the proxy statement/prospectus (Proxy Statement/Prospectus) dated September 17, 2004 for the special meeting of the common stockholders of Mosaic Global Holdings Inc., formerly IMC Global Inc. (Mosaic Global Holdings or IMC), at which common stockholders of Mosaic Global Holdings considered and voted upon a proposal to adopt a merger and contribution agreement pursuant to which Mosaic Global Holdings combined its businesses with the fertilizer businesses of Cargill, Incorporated (Cargill) to form the Company. In addition, refer to the consolidated financial statements and notes thereto as of and for the periods ended August 31, 2004 and 2003 in the Company’s prospectus dated December 15, 2004 for the solicitation of consents relating to certain debt securities issued by Mosaic Global Holdings and Phosphate Acquisition Partners LP (PAP), formerly Phosphate Resource Partners Limited Partnership (PLP).

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended February 28 2005	Three months ended February 29 2004	Nine months ended February 28 2005	Nine months ended February 29 2004
		(as restated)		(as restated)
Net sales	$1,144.5	$553.2	$2,947.0	$1,765.0

Cost of goods sold	1,008.0	506.7	2,667.1	1,641.5

Gross margins	136.5	46.5	279.9	123.5
Selling, general and administrative expenses	64.8	28.5	141.2	75.1

Other operating income	(1.0)	(0.1)	(3.3)	(0.4)

Operating earnings	72.7	18.1	142.0	48.8
Interest expense	44.3	6.1	76.9	21.8

Foreign currency transaction (gain) loss	(30.8)	(1.3)	(5.9)	0.1

Other (income) expense, net	1.3	0.3	(3.6)	(0.4)

Earnings from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	57.9	13.0	74.6	27.3
Provision for income taxes	38.5	5.8	44.2	9.8

Earnings from consolidated companies before the cumulative effect of a change in accounting principle	19.4	7.2	30.4	17.5
Equity in net earnings of nonconsolidated companies	19.0	9.2	44.6	25.3

Minority interests in net (earnings) losses of consolidated companies	0.4	—	(1.5)	(1.6)

Earnings before the cumulative effect of a change in accounting principle	38.8	16.4	73.5	41.2
Cumulative effect of a change in accounting principle, net of tax	—	—	(2.0)	—

Net earnings	$38.8	$16.4	$71.5	$41.2

Earnings available for common stockholders:
Earnings before the cumulative effect of a change in accounting principle	$38.8	$16.4	$73.5	$41.2
Preferred stock dividend	(2.5)	—	(3.6)	—

Earnings available for common stockholders	$36.3	$16.4	$69.9	$41.2

Basic earnings per share:
Earnings before the cumulative effect of a change in accounting principle	$0.10	$0.07	$0.23	$0.16
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Basic net earnings per share	$0.10	$0.07	$0.22	$0.16

Basic weighted average number of shares outstanding	377.9	250.6	310.6	250.6

Diluted earnings per share:
Earnings before the cumulative effect of a change in accounting principle	$0.09	$0.07	$0.22	$0.16
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Diluted net earnings per share	$0.09	$0.07	$0.21	$0.16

Diluted weighted average number of shares outstanding	432.8	250.6	336.5	250.6

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions, except share and per share amounts)

(Unaudited)

	February, 28 2005	May 31, 2004
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$110.4	$10.1
Short-term investments	0.3	0.1
Receivables, net	518.5	199.4
Trade receivables due from Cargill, Incorporated and affiliates	37.9	32.9
Inventories	784.2	358.0
Deferred income taxes	8.4	15.0
Vendor prepayments	20.1	28.7
Other current assets	44.8	24.3

Total current assets	1,524.6	668.5
Property, plant and equipment, net	3,869.5	892.1
Investments in nonconsolidated companies	334.1	259.1
Note receivable from Saskferco Products Inc.	42.4	27.2
Goodwill	2,231.5	—
Other assets	91.4	23.6

Total assets	$8,093.5	$1,870.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$354.9	$90.8
Trade accounts payable due to Cargill, Incorporated and affiliates	57.5	20.5
Accrued liabilities	214.6	80.5
Accrued income taxes	97.9	27.2
Customer prepayments	40.5	26.5
Short-term debt and current maturities of long-term debt	98.4	9.8
Due to Cargill, Incorporated and affiliates	40.5	202.9

Total current liabilities	904.3	458.2
Long-term debt, less current maturities	2,515.1	32.6
Long-term debt – due to Cargill, Incorporated and affiliates	0.4	306.6
Deferred income taxes	769.8	84.8
Deferred asset retirement obligations	283.8	98.2
Accrued pension and postretirement benefits	287.6	11.6
Other noncurrent liabilities	158.0	28.5
Minority interest in consolidated subsidiaries	12.1	7.6
Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 2,750,000 shares issued and outstanding as of February 28 (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 5,458,955 shares issued and outstanding as of February 28	—	—
Common stock, 378,768,335 shares issued and outstanding as of February 28	3.8	—
Capital in excess of par value	2,193.2	—
Retained earnings	1,024.0	956.1
Accumulated other comprehensive loss	(58.6)	(113.7)

Total stockholders’ equity	3,162.4	842.4

Total liabilities and stockholders’ equity	$8,093.5	$1,870.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended February 28 2005	Nine months ended February 29 2004
		(as restated)
Cash Flows from Operating Activities
Net earnings	$71.5	$41.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	138.6	68.4
Minority interest	1.4	1.5
Deferred income taxes, exclusive of acquisition	13.3	6.2
Increase in equity earnings in nonconsolidated companies, net of dividends	(22.7)	(17.2)
Cumulative effect of a change in accounting principle	2.0	—
Other charges	62.5	24.3
Other credits	(55.5)	(13.3)
Changes in assets and liabilities, exclusive of acquisition:
Receivables, net	(56.5)	(63.0)
Inventories	(103.0)	(28.2)
Other current assets	31.4	(24.3)
Accounts payable	44.9	9.0
Accrued expenses	(117.2)	14.5
Other current liabilities	14.0	28.7
Due to/from Cargill, Incorporated and affiliates	37.9	0.6

Net cash provided by operating activities	62.6	48.4
Cash Flows from Investing Activities
Capital expenditures	(151.1)	(90.2)
Acquisition of IMC Global Inc., net of cash acquired	52.8	—
Investment in note of Saskferco Products Inc.	(15.2)	—
Investments in nonconsolidated companies	(2.5)	(0.1)
Investments in businesses acquired and minority interests	—	(13.2)
Proceeds from the sale of assets	0.6	0.5
Other	—	4.2

Net cash used in investing activities	(115.4)	(98.8)

Cash Flows from Financing Activities
Payments of long-term debt	(267.5)	(15.5)
Proceeds from issuance of long-term debt	400.2	6.0
Changes in short-term debt, net	33.4	—
Stock options exercised and restricted stock awards	19.1	—
Contributions by Cargill, Incorporated	9.8	—
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(12.6)	61.5
Cash dividends paid	(7.1)	—
Debt refinancing and issuance costs	(22.2)	—
Other	—	2.4

Net cash provided by financing activities	153.1	54.4

Net change in cash and cash equivalents	100.3	4.0
Cash and cash equivalents—beginning of year	10.1	7.8

Cash and cash equivalents—end of period	$110.4	$11.8

Non cash investing activities:
Issuance of Mosaic common stock, preferred stock and stock options in exchange for IMC common stock, preferred stock and stock options	$1,710.1	$—

Non cash financing activities:
Contributions from Cargill, Incorporated to convert short and long-term debt to common stock and capital in excess of par value	$461.9	$—

(See Notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Statement of Stockholders’ Equity

(In millions)

(Unaudited)

	Total Shares			Amounts
	Preferred stock	Class B stock	Common stock	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance as of May 31, 2004, as previously reported	—	—	—	$—	$—	$946.7	$(113.7)	$833.0
Adjustment for the cumulative effect of a change in accounting principle (Note 3)	—	—	—	—	—	9.4	—	9.4

Balance as of May 31, 2004, as restated	—	—	—	$—	$—	$956.1	$(113.7)	$842.4
Net earnings	—	—	—	—	—	71.5	—	71.5
Issuance of stock (par value $0.01 per share)	2.8	—	126.2	1.3	1,708.8	—	—	1,710.1
Stock compensation exercises and grants	—	—	2.0	—	20.3	—	—	20.3
Contributions from Cargill, Incorporated	—	5.5	250.6	2.5	469.2	—	—	471.7
Dividends paid to Cargill, Incorporated	—	—	—	—	(5.1)	—	—	(5.1)
Dividends accrued on preferred shares	—	—	—	—	—	(3.6)	—	(3.6)
Net change in accumulated other comprehensive loss (Note 13)	—	—	—	—	—	—	55.1	55.1

Balance as of February 28, 2005	2.8	5.5	378.8	$3.8	$2,193.2	$1,024.0	$(58.6)	$3,162.4

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

The Company was created through the business combination (Combination) of IMC and the fertilizer businesses of Cargill on October 22, 2004. In connection with this Combination, IMC Global Inc. was renamed Mosaic Global Holdings Inc. IMC Global Inc. is sometimes referred to in this report as IMC or Mosaic Global Holdings and the fertilizer businesses of Cargill are sometimes referred to as Cargill Crop Nutrition (CCN). Immediately following the Combination, Cargill and its subsidiaries (other than Mosaic and its subsidiaries) owned approximately 66.5 percent of the outstanding common stock of Mosaic and all 5,458,955 shares of Mosaic Class B common stock (Class B Common Stock), while approximately 33.5 percent of the outstanding common stock of Mosaic and all 2,750,000 shares of Mosaic’s 7.50 percent Mandatory Convertible Preferred Stock were publicly held.

The business of the Company is conducted through wholly and majority owned subsidiaries as well as investments accounted for by the equity method. The Company is organized into the following four business segments which are engaged in producing, blending and distributing crop nutrient and animal feed products around the world:

The Phosphates business segment owns and operates mines and processing plants in Florida that produce phosphate fertilizer and feed phosphate, and processing plants in Louisiana that produce phosphate fertilizer. Phosphate fertilizer and feed phosphate are sold internationally and throughout North America. The Phosphates business segment’s results include North American distribution activities and the results of Phosphate Chemical Export Association, Inc. (PhosChem), a Webb-Pomerene Act organization that serves as a U.S. export association for certain phosphate crop nutrient producers, including the Company and its subsidiaries. The financial statements of the Company include PhosChem as a consolidated subsidiary. The Phosphates business segment results exclude the results of the distribution of phosphate fertilizer and feed products by the Offshore business segment.

The Potash business segment mines and processes potash in the U.S. and Canada. Potash has four mines in Canada within the province of Saskatchewan and two in the U.S. located in New Mexico and Michigan. Each mine has related facilities which refine the mined potash. Potash is sold internationally and throughout North America, principally as fertilizer. The Potash business segment results include North American distribution activities and sales to Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. The financial statements of the Company do not include Canpotex as a consolidated subsidiary.

The Offshore business segment consists of the Company’s Brazil fertilizer operations and other offshore distribution operations. The Brazil fertilizer operation is the second largest producer and distributor of blended fertilizers for agriculture in Brazil. The Company’s offshore distribution operations market fertilizer products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties, to wholesalers, cooperatives, independent retailers and agents and other agricultural customers that, in turn, market these products and services to farmers and other end-users in South America, Latin America, Europe and the Pacific Rim. Offshore distribution operates fertilizer blending and bagging facilities, port terminals and warehouses in seven countries, and maintains a sales presence in six additional countries. This segment also includes the Company’s ownership of a 35 percent equity stake in a recently constructed diammonium phosphate (DAP) granulation plant near Haiku, China in the Yunnan province as well as a 33.09 percent indirect equity interest in Fertifos S.A. (Fertifos), which owns 55.6 percent of Fosfertil S.A. (Fosfertil). Fosfertil operates phosphate and nitrogen processing plants in Brazil. The Company accounts for its investments in the DAP granulation plant and Fertifos using the equity method.

The Nitrogen business segment includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc. (Saskferco), a Saskatchewan-based nitrogen joint venture, as well as, nitrogen products purchased from other unrelated third parties. This business segment also includes results from the Company’s 50 percent ownership interest in Saskferco. Saskferco produces anhydrous ammonia, granular urea, feed grade urea and urea ammonium nitrate (UAN) solution for shipment to nitrogen fertilizer customers in western Canada and the northern tier of the U.S. The Company accounts for its investment in Saskferco using the equity method.

Statement Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting. The financial information reflected in these financial statements for periods prior to the Combination include the accounts and activities of CCN. Accordingly, these financial statements do not necessarily reflect the financial position and results of operations that would have been had the Company been an independent entity during the periods presented. Prior to the Combination, certain costs were charged to the Company by Cargill and its affiliates and were generally based on proportional allocations and, in certain circumstances, based on specific identification of applicable costs which management believed were reasonable. Subsequent to the Combination, Cargill and its affiliates provide certain administrative services to the Company. The costs of these services are determined in accordance with the Master Transition Services Agreement entered into between the Company and Cargill. Management believes these costs are reasonable. The results of operations for the IMC entities in existence prior to the Combination have only been included in the Mosaic condensed consolidated financial statements since October 22, 2004 in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations..

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

Recoverability of Long-Lived Assets

Long-lived assets, including property, plant and equipment; capitalized software costs; and investments are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill. Goodwill is required to be tested for impairment on an annual basis (or more frequently if impairment indicators arise). The Company has established the second quarter as the period for its annual test for impairment of goodwill. The changes in the carrying amount of goodwill for the period ended February 28, 2005 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2004	$—	$—	$—
Goodwill acquired during the year	593.3	1,634.8	2,228.1
Foreign currency translation	—	3.4	3.4

Balance as of February 28, 2005	$593.3	$1,638.2	$2,231.5

Environmental Costs

Provisions for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the provisions, the Company uses the most current information available, including similar past experiences, available technology, consultant evaluations, regulations in effect, the timing of remediation and cost-sharing arrangements.

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

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates used by management.

Stock Options

The Company uses the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to account for stock-based employee compensation.

Derivative and Hedging Activities

The Company utilizes various types of derivative products (principally options, futures, forwards and swaps) to hedge foreign currency interest rates and raw material cost risks arising from certain of its assets and liabilities. The Company recognizes all derivative instruments in the balance sheet at fair value with changes in such fair values recognized immediately in earnings unless specific hedging criteria are met. Effective changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss when the underlying hedged item impacts net earnings. All ineffective changes in fair value are recorded currently in net earnings.

2. BUSINESS COMBINATIONS

The Combination was consummated pursuant to the terms of an Agreement and Plan of Merger and Contribution dated as of January 26, 2004, as amended (Merger and Contribution Agreement). Under the terms of the Merger and Contribution Agreement, a wholly owned subsidiary of Mosaic merged with and into IMC on October 22, 2004, and IMC became a wholly owned subsidiary of Mosaic. In the Combination, IMC’s common stockholders received one share of Mosaic common stock for each share of IMC common stock owned. In addition, holders of shares of IMC’s 7.50 percent Mandatory Convertible Preferred Stock (IMC Preferred Stock) received one share of 7.50 percent Mandatory Convertible Preferred Stock of Mosaic (Preferred Stock) for each share of IMC Preferred Stock owned. The Merger and Contribution Agreement also provided for Cargill and its affiliates to contribute equity interests in entities owning CCN to Mosaic immediately prior to the Combination (Cargill Contribution). In consideration for the Cargill Contribution, Cargill and its affiliates received shares of Mosaic common stock, plus shares of Mosaic’s Class B Common Stock. Immediately following the completion of the transactions contemplated by the Merger and Contribution Agreement:

•	IMC’s former common stockholders owned 33.5 percent of the outstanding shares of Mosaic common stock;

•	Cargill and its affiliates owned 66.5 percent of the outstanding shares of Mosaic common stock;

•	Cargill and its affiliates owned all 5,458,955 outstanding shares of the Mosaic Class B Common Stock; and

•	IMC’s former preferred stockholders owned all 2,750,000 outstanding shares of the Preferred Stock.

The Merger and Contribution Agreement, as amended, required that CCN have $435.0 million of net operating working capital (calculated in accordance with the provisions of the Merger and Contribution Agreement) upon the Cargill Contribution to Mosaic. The Merger and Contribution Agreement required that Cargill and its affiliates contribute additional capital to Mosaic in the event of any working capital shortfall. Pursuant to the amendment that increased the amount of such required net operating working capital from $357.2 million to $435.0 million, Cargill retained $40.0 million of notes receivable from the assets of CCN. The amendment to the Merger and Contribution Agreement provided that $40.0 million of retained notes receivable did not reduce net operating working capital as calculated for purposes of the Merger and Contribution Agreement. The net operating working capital of CCN as calculated in accordance with the provisions of the Merger and Contribution Agreement upon the Cargill Contribution was $425.2 million and on December 31, 2004 Cargill and its affiliates contributed $9.8 million in cash to Mosaic (the difference between the required and actual amounts of net operating working capital). Currently, Cargill retains $40.0 million of notes that mature 180 days from the date of the Combination.

In April 2005, the Company and Cargill entered into a letter agreement (Letter Agreement) confirming their understanding of the treatment under the Merger and Contribution Agreement of certain stock options and cash performance options (Cargill Options) issued prior to 2004 by Cargill to certain former employees of CCN who on the date of the Letter Agreement were employed by the Company as a result of the Combination. Pursuant to the Merger and Contribution Agreement, the Company is, in general, responsible for the obligations of CCN arising prior to the Combination. The Letter Agreement provides that the maximum liability of the Company to Cargill in respect of the Cargill Options is capped at the amount of the liability recorded on the October 22, 2004 balance sheet for CCN, or approximately $9.8 million, and that (subject to the cap) the Company will reimburse Cargill on a quarterly basis for amounts paid by Cargill upon exercise of the Cargill Options, and that the Company’s liability to and obligation to reimburse Cargill for the Cargill Options does not include Cargill Options issued to former Cargill employees who were senior officers of the Company on the date of the Letter Agreement because such individuals were not CCN employees when they were issued. See further discussion in Note 10.

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

(in millions)
Fair market value of IMC common shares	$1,393.6
Fair market value of IMC preferred shares	216.8
Fair market value of IMC stock options	79.3

Fair market value of IMC equity securities	1,689.7
Direct costs of CCN related to the Combination	20.4

Purchase price	$1,710.1

The purchase price has been allocated based on an initial estimate of the fair value of assets acquired and liabilities assumed as of October 22, 2004, as follows:

Current assets	$704.6
Property, plant and equipment	2,941.7
Goodwill	2,228.1
Other assets	111.0

Total assets acquired	5,985.4

Current liabilities	609.8
Long-term debt	2,346.3
Other liabilities	1,319.2

Total liabilities assumed	4,275.3

Net assets acquired	$1,710.1

The $2,228.1 million of goodwill was assigned to the Phosphates and Potash segments in the amounts of $593.3 million and $1,634.8 million, respectively.

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

The following unaudited pro forma information presents the combined results of operations of CCN and IMC for the three and nine months ended February 28, 2005 and February 29, 2004, as if the acquisition had been consummated as of the beginning of the periods presented. The nine months ended February 28, 2005 include Combination expenses of approximately $50.0 million, a non-cash foreign exchange loss due to the strengthening of the Canadian dollar against the U.S. dollar of approximately $53.1 million and the previously disclosed charge associated with IMC’s termination of a phosphate rock sales agreement with U.S. Agri-Chemicals of approximately $73.0 million prior to the Combination. The prior year proforma results have been adjusted for the change in inventory costing method as discussed in Note 3. This pro forma information is not necessarily indicative of what would have occurred had the Combination and related transactions occurred on the date indicated, nor is it necessarily indicative of future results of the Company.

(Unaudited)	(Actual) three months ended February 28 2005	(Proforma) three months ended February 29 2004	(Proforma) nine months ended February 28 2005	(Proforma) nine months ended February 29 2004
Net sales	$1,144.5	$1,145.7	$4,062.8	$3,460.9
Cost of goods sold	1,008.0	1,036.2	3,699.7	3,212.5

Gross margins	136.5	109.5	363.1	248.4

Selling, general and administrative expenses	64.8	48.4	182.3	136.8
Other operating income	(1.0)	(9.7)	(3.3)	(23.7)

Operating earnings	72.7	70.8	184.1	135.3

Interest expense	44.3	59.0	130.6	141.4
Foreign currency transaction (gain) loss	(30.8)	(13.4)	46.1	7.3
Gain on sale of securities	—	(12.4)	(9.4)	(47.9)
Debt refinancing expense	—	—	—	25.2
Other expense, net	1.3	3.5	42.4	1.7

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	57.9	34.1	(25.6)	7.6
Provision (benefit) for income taxes	38.5	6.0	44.7	(16.0)

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	19.4	28.1	(70.3)	23.6
Equity in net earnings of nonconsolidated companies	19.0	9.2	44.6	25.3
Minority interests in net (earnings) loss of consolidated companies	0.4	—	(1.5)	(1.6)

Earnings (loss) before the cumulative effect of a change in accounting principle	38.8	37.3	(27.2)	47.3
Cumulative effect of a change in accounting principle, net of tax	—	—	(2.0)	—

Net earnings (loss)	$38.8	$37.3	$(29.2)	$47.3

Earnings (loss) available for common stockholders:
Earnings (loss) before the cumulative effect of a change in accounting principle	$38.8	$37.3	$(27.2)	$47.3
Preferred stock dividend	(2.5)	(2.6)	(7.7)	(6.9)

Earnings (loss) available for common stockholders	$36.3	$34.7	$(34.9)	$40.4

Basic earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.10	$0.09	$(0.11)	$0.11
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Basic net earnings (loss) per share	$0.10	$0.09	$(0.12)	$0.11

Basic weighted average number of shares outstanding	377.9	376.8	310.6	376.8

Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.09	$0.09	$(0.11)	$0.11
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.01)	—

Diluted net earnings (loss) per share	$0.09	$0.09	$(0.12)	$0.11

Diluted weighted average number of shares outstanding	432.8	429.7	310.6	376.8

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

On January 30, 2004, shortly following the announcement of the proposed Combination between CCN and IMC, a lawsuit was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a common stockholder of IMC on behalf of a purported class of all IMC common stockholders. Named as defendants in the complaint were IMC, all members of IMC’s board of directors and Cargill. The plaintiff alleged, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to IMC’s common stockholders by, among other things, failing to conduct an auction or otherwise checking the market value of IMC before voting to approve the Merger and Contribution Agreement, and that the consideration to be received by IMC’s common stockholders was inadequate because, among other things, it was less than the “intrinsic value” of IMC’s common stock and it did not offer a premium to IMC’s common stockholders. The lawsuit sought, among other things, to enjoin or rescind the Combination or, alternatively, to recover unspecified damages and costs.

On February 24, 2004, a second lawsuit, similar to the lawsuit described above, was filed in the Court of Chancery for New Castle County in Wilmington, Delaware. On March 17, 2004, the Delaware Court of Chancery consolidated the two lawsuits and named the complaint in the lawsuit described in the previous paragraph as the operative complaint for the consolidated lawsuit.

Four purported class action lawsuits were filed in the Court of Chancery for New Castle County in Wilmington, Delaware against IMC, PLP, PLP’s administrative managing general partner and, in some cases, their respective boards of directors, by holders of PLP units in connection with the PLP merger. These lawsuits were consolidated into a single action by the Delaware Court of Chancery on August 23, 2004. These lawsuits generally alleged that the defendants breached their fiduciary duties as a consequence of various public announcements made by IMC that it intended to make, or that it had made, a proposal to acquire all of the outstanding PLP units that it did not already own. The plaintiffs in these lawsuits, on behalf of a class of all unitholders of PLP (except for the defendants and their affiliates), sought, among other things, to enjoin the PLP merger or, to the extent that the PLP merger was consummated, to rescind the PLP merger, and monetary damages in an unspecified amount.

On August 20, 2004, the parties reached agreements in principle to settle all of the proceedings described above and subsequently executed definitive settlement documents which were approved by the Delaware Court of Chancery on February 2, 2005 and became final on March 4, 2005. All settlement amounts, which were previously accrued and not significant, were paid in March 2005.

3. CHANGES IN ACCOUNTING PRINCIPLE

Change in Inventory Costing Method

During the second quarter of fiscal year 2005, the Company changed its method of inventory costing from the last-in, first-out (LIFO) method to the weighted-average cost method. The newly adopted accounting principle is preferable in the circumstances because the weighted-average cost method better measures the current value of phosphate crop nutrients inventory and provides a more accurate reflection of the Company’s financial position. The change will also conform the inventory costing methodology for phosphate crop nutrients to the policy utilized by the other business segments of the Company. The Company has retroactively restated the condensed consolidated financial statements for all periods presented to reflect this change. As a result of the change, inventory previously reported as of May 31, 2004 increased $14.5 million, accrued income taxes increased $5.1 million and the balance of retained earnings increased by $9.4 million. The effect of the change on the nine-months ended February 28, 2005 was to increase net earnings by $4.4 million, or $0.02 per share. The effect of the change on the previously reported three-month and nine-month periods ended February 29, 2004 was to increase net earnings by $3.5 million, or $0.01 per share, and decrease net earnings by $1.7 million, or $0.01 per share, respectively.

Implementation of Two-Month Lag Reporting Policy for Fertifos Investment

The Company is an indirect 33.09 percent minority owner of Fertifos, a Brazilian holding company which owns a 55.6 percent ownership interest in Fosfertil, a publicly traded company in Brazil that operates phosphate and nitrogen processing plants which produce crop nutrition products for the Brazilian agricultural market. The Company’s condensed consolidated financial statements reflect its interest in Fertifos using the equity method of accounting. Prior to the Combination, the financial statements of CCN in the Proxy Statement/Prospectus also used the equity method of accounting for investments to reflect the interest in Fertifos. For purposes of the Proxy Statement/Prospectus, the Fertifos financial statements used in determining the equity method adjustment were as of the same dates and for the same financial reporting periods as the consolidated financial statements of CCN. Following the Combination, Mosaic has changed its method of applying the equity method of accounting to its investment in Fertifos to include the results of operations for this investee in its reported results as of the dates and for the reporting periods for which Fosfertil has most recently made its financial information publicly available in Brazil, which results in a two-month lag in the reporting of Mosaic’s interest in the earnings of Fertifos in the Company’s condensed consolidated financial statements. This reporting lag is the result of the different fiscal year-end and related interim period-end dates between the Company and Fosfertil. The Company believes that its inclusion of the results of operations for Fertifos on a two-month lag basis is preferable because (i) there is no contractual or legal requirement, and thus there can be no assurance, that financial information for Fertifos that is more current than its financial information that is publicly available in Brazil would be available to the Company on a consistent and timely basis to enable the Company to meet its quarterly and annual financial reporting obligations under applicable rules and regulations of the Securities and Exchange Commission and (ii) the Company has been advised by Brazilian counsel that, because Fosfertil’s securities are publicly traded in Brazil, the Company’s release of information concerning Fertifos (and therefore, indirectly, Fosfertil) prior to Fosfertil’s disclosure of its financial results in Brazil could result in potential claims for violations of Brazilian insider trading or other securities laws under certain circumstances.

As a result of this change in accounting principle, net earnings for the nine-month period ended February 28, 2005 includes a $2.0 million charge, net of tax, for the cumulative effect of a change in accounting principle as of June 1, 2004. The effect of the change on the three-month period ended November 30, 2004 was to decrease the net loss by $3.3 million to $8.4 million, or $0.01 per share to $0.03 per share. The effect of the change on the six-month period ended November 30, 2004 was to decrease net earnings by $8.0 million to $32.7 million, or $0.03 per share to $0.11 per share. The Company is not disclosing the effect of the change on the three-month and nine-month periods ended February 28, 2005 because providing such information would be contrary to the reasons for changing to a two-month lag basis as described above.

The pro forma amounts below reflect the effect of the retroactive application of the equity method on a lag basis as discussed above as if the new method been in effect for all periods:

	Three months ended February 28, 2005	Three months ended February 29, 2004	Nine months ended February 28, 2005	Nine months ended February 29, 2004
Net earnings	$38.8	$16.1	$71.5	$41.6
Net earnings per share - basic	$0.10	$0.06	$0.22	$0.17
Net earnings per share –diluted	$0.09	$0.06	$0.21	$0.17

4. RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2003, the Financial Accounting Standards Board (FASB) issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R, along with its related interpretations, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds significant variable interests in a VIE but is not the primary beneficiary.

FIN 46R is effective for public companies that have interests in VIEs for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The Company adopted FIN 46R effective June 1, 2004.

For purposes of FIN 46R, PhosChem is deemed to be a VIE and the Company is deemed to be the primary beneficiary. Accordingly, PhosChem is included in the condensed consolidated financial statements of the Company. A significant portion of the Company’s export sales of phosphate crop nutrients are marketed through PhosChem. As a member, the Company or its subsidiaries are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from PhosChem. PhosChem has been consolidated under FIN 46R and had net sales of $289.1 million and $338.4 million for the three and nine month periods ended February 28, 2005, which are included in the Company’s consolidated net sales. PhosChem funds its operations in part through a third-party financing facility, under which $26.4 million was outstanding as of February 28, 2005. As of February 28, 2005, PhosChem had $64.8 million of trade receivables pledged as collateral for PhosChem’s notes payable under this financing facility. This financing facility is nonrecourse to the Company. These amounts are included in the Company’s Condensed Consolidated Balance Sheet as of February 28, 2005.

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

In March 2005, FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognized a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated financial statements.

5. INVESTMENTS IN NONCONSOLIDATED COMPANIES

Saskferco is a nitrogen fertilizer joint venture located in Saskatchewan, Canada. The summarized financial information shown below represents the results of Saskferco at 100 percent.

	Three months ended February 28 2005	Three months ended February 29 2004	Nine months ended February 28 2005	Nine months ended February 29 2004
Net sales	$53.9	$55.6	$214.6	$161.1
Gross margins	$14.8	$16.6	$56.2	$41.0
Net earnings	$5.0	$5.6	$16.7	$14.4

The Company is an indirect 33.09 percent minority owner of Fertifos, a Brazilian holding company which owns a 55.6 percent ownership interest in Fosfertil. Fosfertil operates phosphate and nitrogen processing plants in Brazil. The summarized financial information shown below represents the results of Fertifos at 100 percent using the accounting policy discussed in Note 3.

	Three months ended February 28 2005[a]	Three months ended February 29 2004	Nine months ended February 28 2005[a]	Nine months ended February 29 2004
Net sales	$270.4	$146.5	$651.6	$518.9
Gross margins	$111.0	$48.5	$270.5	$148.0
Net earnings	$37.5	$14.0	$83.3	$44.0

[a]	Represents the three and nine months ended December 31

6. INVENTORIES

The February 28, 2005 period includes inventories for CCN and IMC. The May 31, 2004 period includes only CCN. See Note 3 for a discussion of a change in accounting principle for inventories.

	February 28, 2005	May 31, 2004
		(as restated)
Raw materials	$123.9	$147.4
Work in process	92.2	23.1
Finished goods	456.2	150.9
Operating materials and supplies	111.9	36.6

Inventories	$784.2	$358.0

7. PROPERTY, PLANT AND EQUIPMENT

The February 28, 2005 period includes property, plant and equipment for CCN and IMC. The May 31, 2004 period includes only CCN.

	February 28, 2005	May 31, 2004
Land	$148.8	$88.9
Mineral properties and rights	1,384.7	48.2
Buildings and leasehold improvements	594.6	373.0
Machinery and equipment	2,384.4	985.6
Construction-in-progress	244.0	159.9

	4,756.5	1,655.6
Less: Accumulated depreciation and depletion	887.0	763.5

Property, plant and equipment, net	$3,869.5	$892.1

8. GUARANTEES

The Company issued guarantees to financial institutions in Brazil related to amounts owed the institutions by certain of its customers. The terms of the guarantees are approximately equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the financial institutions and the Company would be required to perform under the guarantees, the Company has obtained collateral from the customers. As of February 28, 2005, the maximum potential future payment under the guarantees was estimated to be $51.8 million. As of February 28, 2005, no liability has been recorded related to these guarantees.

In connection with the sale of various businesses over the last few years, the Company has provided certain indemnification rights to buyers. These indemnification rights are contingent commitments, primarily related to specified environmental matters, legal proceedings and workers’ compensation claims, pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. For those matters where a dollar amount is estimable, the maximum potential future payments the Company could be required to make under the indemnification rights as of February 28, 2005 was estimated to be $27.5 million. An estimate could not be made for certain matters because of the current status of these matters. As of February 28, 2005, the Company had recorded a liability of $6.5 million related to these indemnification agreements.

9. FINANCING ARRANGEMENTS

In February 2005, Mosaic entered into a senior secured credit facility (Credit Facility). The credit facility consists of a revolving credit facility (Revolving Credit Facility) of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan B facility (Term Loan B Facility) of $350.0 million and a term loan A facility (Term Loan A Facility) of $50.0 million. The borrowers under the Revolving Credit Facility are Mosaic, Mosaic Fertilizer, LLC and Mosaic Global Holdings Inc.; the borrower under the Term Loan A Facility is Mosaic Potash Colonsay ULC; and the borrower under the Term Loan B Facility is Mosaic Global Holdings Inc. As of February 28, 2005, Mosaic had (i) no outstanding borrowings under the Revolving Credit Facility; (ii) outstanding letters of credit totaling $137.8 million, $1.6 million of which do not reduce availability under the Revolving Credit Facility; and (iii) $400.0 million outstanding under the Term Loan Facilities. The net available borrowings under the Revolving Credit Facility as of February 28, 2005 were approximately $313.8 million. The Revolving Credit Facility and the Term Loan A Facility bear interest at LIBOR plus 125.0 basis points and the Term Loan B Facility bears interest at LIBOR plus 150.0 basis points.

The Credit Facility replaced two prior senior secured credit facilities, the Mosaic Global Holdings Credit Facility and Mosaic’s Credit Facility (Interim Credit Facility). The Mosaic Global Holdings Credit Facility consisted of a revolving credit facility of up to $210.0 million available for revolving credit loans, swingline loans and letters of credit and a term loan B facility of approximately $249.8 million. The Interim Credit Facility consisted of a revolving credit facility available for revolving loans, swingline loans and letters of credit of up to $160.0 million.

The credit agreement (Credit Agreement) related to the Credit Facility requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest expense coverage ratio. Mosaic’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that Mosaic will be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs. Mosaic expects to be in compliance with the provisions of the Credit Agreement throughout fiscal 2005 and was in compliance as of February 28, 2005; however, in the event that Mosaic were not to maintain the required financial ratios, there can be no assurance that Mosaic would be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply the Company with further funds (including periodic rollovers of existing borrowings).

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock beginning February 18, 2005 to $20 million plus an amount equal to the sum of (a) 25% of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25% of the net proceeds from equity offerings by Mosaic that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million. Under the covenant limiting the payment of dividends, as of February 28, 2005, Mosaic had $20.0 million available for the payment of cash dividends with respect to its common stock.

The obligations under the Credit Facility are guaranteed by Mosaic subsidiaries comprising substantially all of Mosaic’s domestic operations, Mosaic Canada ULC and Mosaic Potash Colonsay ULC (Mosaic and such subsidiaries being collectively referred to as the “Loan Parties”). The obligations are secured by the security interests in, mortgages on and/or pledges of (i) the equity interests held directly by the Loan Parties in Mosaic’s domestic subsidiaries, (ii) 65% of the equity interests in foreign subsidiaries (other than Loan Parties) of Mosaic held directly by Loan Parties, (iii) intercompany borrowings by Mosaic subsidiaries held directly by Loan Parties; (iv) the Belle Plaine, Saskatchewan, potash mine of Mosaic Canada ULC, the Colonsay, Saskatchewan potash mine of Mosaic Potash Colonsay ULC, the Hersey, Michigan, potash mine of Mosaic USA LLC and the Riverview, Florida, phosphates plant of Mosaic Fertilizer, LLC; and (v) all inventory and receivables of the Loan Parties.

The maturity date of the Revolving Credit Facility is February 18, 2010, the maturity date of the Term Loan A Facility is February 19, 2010 and the maturity date of the Term Loan B Facility is February 21, 2012; provided, however, that an event of default would occur unless (a) prior to November 30, 2007, Mosaic Global Holdings’ 10.875% Senior Notes due 2008 and PAP’s 7% Senior Notes due 2008 (collectively, the “2008 Senior Notes”) have either been repurchased, redeemed or refinanced pursuant to an issuance of unsecured debt securities having a maturity date after August 1, 2012 that have terms no less favorable than those of Mosaic Global Holdings’ 10.875% Senior Notes due 2013, such that not more than $100,000,000 of the 2008 Senior Notes remains outstanding on November 30, 2007, and otherwise in accordance with the provisions of the Credit Agreement, (b) as of November 30, 2007, the Leverage Ratio (as defined in the Credit Agreement) is less than 2.5 to 1.0, or (c) prior to November 30, 2007, (i) all obligations under the Credit Agreement have been paid in full, and (ii) the lenders have no further commitment to lend, or further exposure under letters of credit issued, under the Credit Agreement. There can be no assurance that, prior to November 30, 2007, the 2008 Senior Notes will have been repurchased, redeemed or refinanced, that the Leverage Ratio will be less than 2.5 to 1.0, or that all obligations under the Credit Agreement will have been paid in full and the lenders will have no further commitments to lend or exposure under letters of credit, in accordance with the provisions of the Credit Agreement referred to in the preceding sentence.

Prior to maturity, in general, the applicable borrower is obligated to make quarterly amortization payments of principal commencing June 30, 2005 with respect to the Term Loan A Facility and the Term Loan B Facility of $593,750 and $875,000, respectively. In addition, if Mosaic’s Leverage Ratio is more than 3.75 to 1.0, borrowings must be prepaid from 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006.

As part of the Combination on October 22, 2004, certain indebtedness owed by CCN became indebtedness of the Company and its consolidated subsidiaries. Mosaic Fertilizantes Ltda., the Brazilian subsidiary of Mosaic that serves as the parent company for Mosaic’s Brazilian businesses, has outstanding variable rate short term notes to a Cargill affiliate with an outstanding principal balance of approximately $40.0 million as of February 28, 2005 and is included in the amount due to Cargill, Incorporated and affiliates in current liabilities in the Condensed Consolidated Balance Sheet. The outstanding principal amount of other outstanding indebtedness, excluding the $40.0 million discussed above, owed by the former CCN business segments that are now consolidated into Mosaic was approximately $86.6 million as of February 28, 2005. Of this balance $53.5 million is classified as short-term debt and $33.1 million is classified as long-term debt in the Condensed Consolidated Balance Sheet.

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

The indentures relating to the Mosaic Global Holdings Senior Notes also contain certain covenants that limit various matters including the making of restricted payments. Under the most restrictive of the covenants limiting restricted payments, as of February 28, 2005 Mosaic Global Holdings had $60.0 million available for the payment to Mosaic of cash dividends with respect to its common stock. These covenants also limited certain other matters, including transactions between Mosaic Global Holdings and its subsidiaries, on the one hand, and other affiliates of Mosaic Global Holdings, including Mosaic and its other subsidiaries, on the other hand. On November 16, 2004, Mosaic Global Holdings initiated a debt consent solicitation (Debt Consent Solicitation) pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and CCN. As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which the Company conducts the Florida phosphate fertilizer and feed ingredients businesses acquired from CCN) and Mosaic Crop Nutrition, LLC (through which the Company conducts the domestic distribution operations acquired from CCN) guaranteed (i) the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes, (ii) the indentures relating to the 6.875 percent debentures due 2007, 7.30 percent debentures due 2008, 7.375 percent debentures due 2018, 7.625 percent notes due 2005, 9.45 percent debentures due 2011 and 6.55 percent notes due 2005 of Mosaic Global Holdings (Mosaic Global Holdings Other Notes) and (iii) the 7.0 percent notes due 2008 of PAP (successor by merger to PLP) (PLP Other Notes and collectively with the Mosaic Global Holdings Other Notes, the Other Notes). The Company paid a consent fee of $16.7 million with respect to the consents related to the Mosaic Global Holdings Senior Notes.

On May 7, 2003, Mosaic USA LLC (formerly known as IMC USA Inc. LLC) (Mosaic USA) entered into a five year, $55.0 million revolving credit facility (Potash Facility) pursuant to which it could borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. The Potash Facility was amended prior to the closing of the Combination with CCN to permit the Combination to close. On December 15, 2004, the Potash Facility was terminated. Because the facility was terminated prior to maturity, an early termination fee and miscellaneous fees of approximately $0.6 million were paid to the lenders pursuant to the terms in the Potash Facility Loan Agreement, as amended.

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

The terms of the Preferred Stock are identical to the terms of the IMC Preferred Stock, except with respect to voting rights as discussed more fully below. The Preferred Stock has a dividend yield of 7.5 percent, has a 22 percent conversion premium (for an equivalent conversion price of $7.76 per share of common stock) and will mandatorily convert into shares of Mosaic common stock on July 1, 2006. The Preferred Stock has an initial conversion rate of not more than 7.8616 shares and not less than 6.4440 shares of the Company’s common stock, based upon the average market price of the Company’s common stock. At any time prior to the mandatory conversion of the Preferred Stock, the holder may elect to convert each of such holder’s shares of Preferred Stock into

6.4440 shares of the Company’s common stock. In addition, if the closing price per share of the Company’s common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Stock then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each share of Preferred Stock; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006. The requirements to this early conversion provision have been met as of this filing but management has not made a decision to execute it at this time. In the event of a merger, acquisition or consolidation in which at least 30 percent of the consideration for shares of the Company’s common stock consists of cash or cash equivalents, each holder of Preferred Stock will have the right to convert such holder’s Preferred Stock into common stock at the mandatory conversion rate. The number of shares of common stock that could be issued upon conversion of the 2.75 million shares of Preferred Stock ranges from approximately 17.7 million shares to 21.6 million shares, respectively, based upon the average market price of the Company’s common stock at the time of conversion. The conversion rates and the number of shares of the Company’s common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

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

On June 13, 2002, PhosChem entered into a $65.0 million receivable purchase facility with Rabobank as agent, and other lenders, (PhosChem Facility). This facility supports PhosChem’s funding of its purchases of crop nutrients from the Company and other PhosChem members and is nonrecourse to the Company. On June 3, 2003, the PhosChem Facility was amended to reduce it to a $55.0 million receivable facility. On November 29, 2004, the PhosChem Facility was amended to extend the maturity date to November 30, 2007. The PhosChem Facility bears an interest rate at LIBOR plus 112.5 basis points. As of February 28, 2005, $26.4 million was outstanding under the PhosChem Facility.

As of February 28, 2005, the estimated fair value of long-term debt was approximately $50.2 million less than the carrying amount of such debt. The fair value of such long-term debt was estimated based on each debt instrument’s fair market value as of February 28, 2005.

10. RELATED PARTY TRANSACTIONS

The Company enters into, from time to time, commercial transactions and other business relationships with Cargill relating to the sale of products or services offered by the Company, including the sale of crop nutrient products to Cargill’s retail fertilizer business. Net sales to Cargill and affiliates totaled $131.2 million and $108.5 million for the nine months ended February 28, 2005 and February 29, 2004, respectively, and $29.5 million and $45.3 million for the three months ended February 28, 2005 and February 29, 2004, respectively. Sales to Cargill and affiliates are at prevailing market prices.

Prior to the Combination, costs were allocated to CCN by Cargill and affiliates for corporate services such as technical and administrative services, warehousing, brokerage and commission, insurance and pension and postretirement expenses. After October 22, 2004, the Company continues to receive certain services from Cargill and affiliates pursuant to a Master Transition Services Agreement entered into in connection with the Combination. The total amount of these expenses was $14.1 million and $12.8 million for the nine months ended February 28, 2005 and February 29, 2004, respectively, and $5.2 million and $4.7 million for the three months ended February 28, 2005 and February 29, 2004, respectively. The amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Interest charged by Cargill and affiliates on loans between the Company and Cargill and affiliates was $9.5 million, at an average interest rate of 5.83 percent, and $13.7 million, at an average interest rate of 6.08 percent, for the nine months ended February 28, 2005 and February 29, 2004, respectively. Net interest expense for the three months ended February 28, 2005 and February 29, 2004 was income of $0.1 million and expense of $3.5 million, respectively.

Included in selling, general and administrative expenses are costs related to Cargill’s pre-combination long-term compensation awards programs related to CCN that are calculated in accordance with SFAS No. 123. Certain former Cargill employees received these awards in 2003 and other years prior to the combination for services performed while employed by CCN. After becoming employees of the Company the recipients retained their benefits under these pre-combination awards provided they continue their employment with Mosaic. The total expense of $5.5 million related to these awards which was recorded in the three months ended February 28, 2005, includes a correction of an error of $4.1 million related to expense that should have been recorded in the three months ended November 30, 2004.

11. PENSION PLANS AND OTHER BENEFITS

In accordance with the Merger and Contribution Agreement, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to Mosaic. Certain former CCN employees are still eligible for pension and other postretirement benefits under Cargill’s plans. These costs will be incurred by Cargill and (other than with respect to retiree medical benefits) charged to Mosaic. The maximum aggregate amount that can be charged to Mosaic by Cargill for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. This cap does not apply to the costs associated with certain active union participants who continue to earn service credit under Cargill’s pension plan. Mosaic is responsible for 100% of these costs, estimated to be approximately $1.2 million per year. The capping of expenses was effective as of October 22, 2004.

Costs charged to Mosaic for the former CCN employees were $1.1 million and $4.7 million for the three and nine months ended February 28, 2005, respectively, and $2.3 million and $5.0 million for the three and nine months ended February 29, 2004, respectively.

The components of net periodic pension costs related to the former IMC postretirement plans were:

	Three and nine months ended February 28
	2005	2005
Service cost for benefits earned during the period	$1.7	$2.4
Interest cost on projected benefit obligation	7.3	10.5
Return on plan assets	(7.3)	(10.4)

Net pension expense	$1.7	$2.5

The components of other postretirement benefits costs related to the former IMC postretirement plans were:

	Three and nine months ended February 28
	2005	2005
Service cost for benefits earned during the period	$0.4	$0.5
Interest cost on projected benefit obligation	1.6	2.3

Net other benefits expense	$2.0	$2.8

The Company estimates that contributions to its pension plans will be $15.1 million in fiscal year 2005. The Company’s estimated contributions to its other postretirement benefits plans are $7.4 million in fiscal year 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) became law. The 2003 Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004, FASB issued Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1),which permits sponsors of retiree health care benefit plans that provide prescription drug benefits to make a one time election to defer accounting for the effects of the 2003 Medicare Act, which was not applicable as the Company was required to record the acquired benefit obligation at fair value, including the effects of the 2003 Medicare Act. As a result, the estimated effect of the 2003 Medicare Act was reflected in the purchase accounting remeasurement of the Mosaic Global Holdings postretirement benefit plan on October 22, 2004. FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) was issued on May 19, 2004. FSP 106-2 supersedes FSP106-1 and provides guidance on the accounting for the effects of the 2003 Medicare Act for sponsors of retiree health care benefit plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy.

The Company has concluded that prescription drug benefits available under certain of its postretirement benefit plans are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act. The Company also expects that the federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The effect of this adjustment was a reduction of $0.1 million and $0.2 million in net periodic postretirement benefit cost for the three months and nine months ended February 28, 2005, respectively.

12. BUSINESS SEGMENTS

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. All intersegment sales are market-based. The Company evaluates performance based on the operating earnings of the respective business segments. The segment results may not represent the actual results that would be expected if they were independent, standalone businesses.

For a description of the business segments see Note 1. The Other segment primarily represents activities associated with corporate office activities and eliminations.

	Phosphates	Potash	Nitrogen	Offshore	Other	Total
Three months ended February 28, 2005
Net sales to external customers	$621.2	$298.9	$30.6	$195.8	$(2.0)	$1,144.5
Intersegment net sales	24.5	2.1	2.1	1.1	(29.8)	—
Gross margins	38.7	93.5	2.0	5.9	(3.6)	136.5
Operating earnings (loss)	14.2	85.4	0.5	(11.4)	(16.0)	72.7
Depreciation, depletion and amortization	44.6	23.1	0.2	2.9	1.6	72.4
Equity in net earnings of nonconsolidated companies	2.0	—	2.4	14.6	—	19.0

Nine months ended February 28, 2005
Net sales to external customers	$1,358.6	$440.7	$140.0	$1,002.8	$4.9	$2,947.0
Intersegment net sales	140.1	5.0	2.1	6.7	(153.9)	—
Gross margins	66.0	120.4	10.9	86.5	(3.9)	279.9
Operating earnings (loss)	19.7	109.0	7.4	28.8	(22.9)	142.0
Depreciation, depletion and amortization	92.8	34.7	0.4	8.7	2.0	138.6
Equity in net earnings of nonconsolidated companies	3.5	—	8.3	32.8	—	44.6

Total assets as of February 28, 2005	$3,748.1	$4,601.0	$170.9	$882.2	$(1,308.7)	$8,093.5

Three months ended February 29, 2004
Net sales to external customers	$234.5	$9.2	$60.4	$246.8	$2.3	$553.2
Intersegment net sales	23.1	—	—	2.6	(25.7)	—
Gross margins	17.6	0.3	2.5	25.0	1.1	46.5
Operating earnings	7.8	0.1	2.0	7.3	0.9	18.1
Depreciation, depletion and amortization	20.0	0.1	0.1	2.4	0.1	22.7
Equity net in earnings of nonconsolidated companies	0.6	—	2.8	5.8	—	9.2

Nine months ended February 29, 2004
Net sales to external customers	$667.7	$30.2	$154.6	$904.2	$8.3	$1,765.0
Intersegment net sales	171.8	—	—	15.0	(186.8)	—
Gross margins	28.6	1.0	8.7	84.6	0.6	123.5
Operating earnings (loss)	1.4	0.3	6.2	41.6	(0.7)	48.8
Depreciation, depletion and amortization	60.5	0.2	0.3	7.2	0.2	68.4
Equity net in earnings of nonconsolidated companies	1.7	—	7.2	16.4	—	25.3

Total assets as of February 29, 2004	$1,035.2	$11.7	$131.8	$583.0	$(10.5)	$1,751.2

Financial information relating to the Company’s operations by geographic area was as follows:

	Three months ended February 28 2005	Three months ended February 29 2004	Nine months ended February 28 2005	Nine months ended February 29 2004
Net Sales[a]:
Brazil	$115.2	$151.8	$655.4	$544.1
United States	355.4	82.0	591.6	100.5
India	71.4	11.1	233.2	145.0
Canada	115.5	43.7	274.9	116.6
Argentina	15.7	18.6	161.2	125.4
China	244.8	53.8	381.7	226.1
Other	226.5	192.2	649.0	507.3

Consolidated	$1,144.5	$553.2	$2,947.0	$1,765.0

[a]	Revenues are attributed to countries based on location of customer

	February 28, 2005	May 31, 2004
Long-lived assets:

United States	$2,734.6	$829.5
Brazil	305.6	225.7
Canada	3,483.8	7.5
Other	44.9	139.3

Consolidated	$6,568.9	$1,202.0

13. COMPREHENSIVE INCOME

	Three months ended February 28 2005	Three months ended February 29 2004	Nine months ended February 28 2005	Nine months ended February 29 2004
Comprehensive income:

Net earnings	$38.8	$16.4	$71.5	$41.2
Net unrealized gain (loss) on derivative instruments	(0.9)	0.8	(0.8)	(0.4)
Foreign currency translation adjustment	(19.7)	4.6	55.9	4.9

Total comprehensive income for the period	$18.2	$21.8	$126.6	$45.7

Certain foreign currency hedging instruments and an interest rate swap of Mosaic Global Holdings and its subsidiaries no longer qualified for hedge accounting treatment after the date of the Combination. At November 30, 2004, $8.2 million in gains were included in Accumulated Other Comprehensive Income related to the foreign currency hedging instruments that should have been recognized in earnings. The Company corrected this error in the third quarter and also recorded $8.0 million in losses that were related to the third quarter for a net reclassification of $0.2 million during the three months ended February 28, 2005. In addition, at November 30, 2004, $2.7 million in losses were included in long-term debt related to the interest rate swap that should have been recognized in earnings. The Company corrected this error in the third quarter and also recorded $1.4 million in losses related to the third quarter for a net reclassification of $4.1 million during the three months ended February 28, 2005.

14. EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings (loss) per share:

	Three months ended February 28 2005	Three months ended February 29 2004	Nine months ended February 28 2005	Nine months ended February 29 2004
Earnings before the cumulative effect of a change in accounting principle	$38.8	$16.4	$73.5	$41.2
Preferred dividends accrued	(2.5)	—	(3.6)	—

Earnings available to common stockholders	$36.3	$16.4	$69.9	$41.2

The numerator for diluted earnings per share (EPS) is net earnings, unless the effect of the assumed conversion of Preferred Stock is antidilutive, in which case earnings available to common stockholders is used. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended February 28 2005	Three months ended February 29 2004	Nine months ended February 28 2005	Nine months ended February 29 2004
Basic EPS shares	377.9	250.6	310.6	250.6
Common stock issuable upon vesting of restricted stock awards	0.3	—	0.1	—
Common stock equivalents	1.7	—	0.8	—
Common stock issuable upon conversion of Preferred Stock	52.9	—	25.0	—

Diluted EPS shares	432.8	250.6	336.5	250.6

Options to purchase approximately 4.0 million shares of common stock for the three and nine months ended February 28, 2005 were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

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

15. CONTINGENCIES

Environmental Matters

The Company has contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by the Company’s subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by the Company’s subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup. In some instances, the Company has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, the Company has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $44.3 million, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on the Company’s business or financial condition. However, material expenditures by the Company could be required in the future to remediate the contamination at these or at other current or former sites.

Former IMC Salt operations. In connection with Mosaic Global Holdings’ sale of its former IMC Salt (Salt) business in November 2001, Mosaic Global Holdings retained Salt’s former salt solution mining and steam extraction facility in Hutchinson, Kansas where Salt had terminated operations in 1999. Groundwater beneath that facility contains elevated levels of chloride, which could be derived from a number of potential sources in Hutchinson including natural mineral intrusion, Salt’s operations and other industrial operations. Effective January 8, 2001, Salt entered into a consent order with the Kansas Department of Health and the Environment (KDHE) to conduct a Comprehensive Investigation/Corrective Action Study (CI/CAS) to evaluate the nature, extent and source of this chloride contamination. The CI/CAS workplan submitted to the state of Kansas (State) suggested that Salt’s operations may not be primarily responsible for elevated chloride levels and proposed no additional investigation activities. After meeting with the State in February 2002 to discuss the CI/CAS workplan, the Company agreed to submit a revised workplan and to conduct additional evaluations to further delineate the extent of the chloride-impacted groundwater underlying the facility. These evaluations were conducted during December 2003 and January 2004. Based on the results of these evaluations, the State requested the Company to conduct additional investigations and propose conceptual remedial action plans. The Company and the city of Hutchinson have reached an agreement in principle under which the Company will contribute $875,000 to the City of Hutchinson to help fund the approved remediation project, including allowing the Company to dispose of chloride-impacted groundwater extracted from several areas underlying the former Salt facility using the remediation system. As part of the agreement, KDHE will not require any additional groundwater investigation activities and will require the Company to perform minor soil remediation only in areas which have been significantly impacted. The settlement cost has been fully reserved for by the Company .

Hutchinson, Kansas Sinkhole. In connection with the former salt solution mining and steam extraction facility in Hutchinson, Kansas described in the preceding paragraph, a sinkhole developed at the facility in January 2005. Since its discovery the sinkhole has expanded in diameter to approximately 210 feet. Mosaic and its consultants are in the process of stabilizing the sinkhole to prevent further expansion, including taking measures to prevent the sinkhole from expanding closer to a nearby rail line owned by a third party. Mosaic has assembled a team of experts to determine the best way to address the sinkhole and anticipates that resolution of this matter may cost in excess of $2 million. It is possible that Mosaic may receive claims from governmental agencies or other third parties relating to costs associated with the sinkhole. Mosaic believes that it has fully reserved for anticipated costs and potential claims by third parties relating to this matter.

Ashepoo and Fogg-West. Conoco, Inc. (Conoco) has filed two separate actions against Agrico Chemical Company (Agrico), a subsidiary of the Company, seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its interests in Agrico. The first claim, filed on June 13, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site) (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the Oklahoma District Court issued an order dismissing the Mosaic Parties because the court lacked jurisdiction to hear these claims. The court denied Conoco’s motion for reconsideration on June 6, 2003. The Oklahoma Court of Civil Appeals affirmed the dismissal on March 9, 2004. On November 9, 2004, the Oklahoma Supreme Court reversed the Court of Civil Appeals in part, and affirmed in part, finding that the court had personal jurisdiction over Agrico but not over the other Mosaic Parties. The Company intends to vigorously defend the underlying action and to seek any indemnification or other counterremedies to which it may be entitled.

The second claim, filed solely against Agrico on January 24, 2003, alleges breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified damages for costs expended to investigate and remediate alleged contamination at the Fogg-West property in Cleveland, Ohio (Fogg-West Site) (Conoco vs. Agrico Chemical Company et al., Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois). Conoco (or a corporate predecessor or affiliate) owned and operated the Fogg-West Site for an unknown period of time to produce fertilizer and fertilizer-related materials. After deconstructing improvements on the Fogg-West Site, Conoco sold it to Agrico, then a subsidiary of The Williams Companies, in 1972. Agrico sold the property to Fogg-West in 1973. On April 23, 2003, Agrico filed a motion for summary judgment arguing that, under the Sales Agreement for purchase of the Fogg-West Site, Agrico did not assume all responsibility for site remediation, nor did Agrico agree to indemnify Conoco for such remedial costs. The Illinois Judicial Circuit Court agreed, granting summary judgment in favor of Agrico on October 15, 2003. Conoco appealed this ruling, and on November 9, 2004, the Illinois Appellate Court, Second District, affirmed the trial court’s summary judgment in favor of Agrico. On December 23, 2004, the Appellate Court denied Conoco’s petition for rehearing. Conoco filed a petition for leave to appeal to the Illinois Supreme Court. On March 30, 2005, the Illinois Supreme Court denied Conoco’s petition.

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

On September 23, 2004, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the release of phosphoric acid process wastewater from the Riverview Gypstack, contains four counts: statutory strict liability; common law strict liability; common law public nuisance; and negligence. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant”. Mosaic Fertilizer, LLC has filed a motion to dismiss the action. Mosaic believes that it has substantial defenses to the claims and intends to vigorously defend against the action. The Company cannot anticipate the outcome or assess the potential financial impact.

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

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (“IBAMA”) by the Parana Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Parana Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to the company in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Fospar, therefore, expected a favorable result in both cases because, in addition to the favorable results of the expert investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations and had commenced operations in February 2001. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and six percent interest from the date of the alleged violation. Additionally, Fospar was ordered to pay two percent of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $1.9 million. As of February 28, 2005, no liability has been recorded in connection with this action. Fospar has filed an appeal of the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier built within the mangrove area be torn down and that the licenses and authorizations previously issued be cancelled.

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

IMC Salt and Ogden Litigation

On or about August 25, 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. (now known as Mosaic Global Holdings Inc.) was commenced by plaintiff Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. The complaint seeks in the alternative specific performance or damages in excess of $0.1 million. In its first amended complaint (filed on September 25, 2001) MDP added IMC Salt Inc. and more than a dozen former Salt and Ogden subsidiaries of Mosaic Global Holdings as “Interested Parties” that MDP alleges would have been purchased but for Mosaic Global Holdings’ alleged breach of contract. On January 25, 2002, the Cook County Circuit Court dismissed IMC Salt Inc. and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. Discovery in the case by both parties is currently ongoing. On October 6, 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. On October 22, 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the conclusion of any trial in the case. The trial is currently scheduled to begin on April 25, 2005. Mosaic Global Holdings believes that the suit is without merit and intends to vigorously defend this action.

Tax Contingencies

A Brazilian subsidiary of the Company is engaged in a number of judicial and administrative proceedings relating to various tax matters. The Company has recorded an accrual in prior periods of approximately $25.0 million with respect to these judicial and administrative proceedings. The Company believes it has recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, the Company has made deposits with various courts in Brazil to cover its potential liability with respect to these proceedings. The total amount of these judicial deposits is approximately $3.0 million as of February 28, 2005.

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

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended February 28, 2005
Net sales	$—	$—	$1,422.2	$364.3	$(642.0)	$1,144.5
Cost of goods sold	—	(0.5)	1,319.6	302.0	(613.1)	1,008.0

Gross margins	—	0.5	102.6	62.3	(28.9)	136.5
Selling, general and administrative expenses	3.8	—	36.8	23.7	0.5	64.8
Other operating (income) expense	—	—	(3.7)	2.7	—	(1.0)

Operating earnings (loss)	(3.8)	0.5	69.5	35.9	(29.4)	72.7
Interest (income) expense	(0.3)	42.8	6.1	17.1	(21.4)	44.3
Other (income) expense, net	1.1	4.6	(18.2)	(15.1)	(1.9)	(29.5)

Earnings (loss) from consolidated companies before income taxes	(4.6)	(46.9)	81.6	33.9	(6.1)	57.9
Provision (benefit) for income taxes	6.2	10.2	15.7	8.4	(2.0)	38.5

Earnings (loss) from consolidated companies	(10.8)	(57.1)	65.9	25.5	(4.1)	19.4
Equity in net earnings of nonconsolidated companies	—	—	1.2	17.8	—	19.0
Minority interests in net earnings of consolidated companies	—	—	—	0.4	—	0.4

Net earnings (loss)	$(10.8)	$(57.1)	$67.1	$43.7	$(4.1)	$38.8

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended February 29, 2004
Net sales	$294.5	$284.4	$(25.7)	$553.2
Cost of goods sold	269.8	263.4	(26.5)	506.7

Gross margins	24.7	21.0	0.8	46.5
Selling, general and administrative expenses	9.1	19.4	—	28.5
Other operating (income) expense	0.2	(0.3)	—	(0.1)

Operating earnings	15.4	1.9	0.8	18.1
Interest (income) expense	(0.6)	5.9	0.8	6.1
Other (income) expense, net	0.2	(1.2)	—	(1.0)

Earnings (loss) from consolidated companies before income taxes	15.8	(2.8)	—	13.0
Provision (benefit) for income taxes	5.9	(0.1)	—	5.8

Earnings (loss) from consolidated companies	9.9	(2.7)	—	7.2
Equity in net earnings of nonconsolidated companies	—	9.2	—	9.2

Net earnings	$9.9	$6.5	$—	$16.4

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended February 28, 2005
Net sales	$—	$—	$2,570.3	$1,341.3	$(964.6)	$2,947.0
Cost of goods sold	—	(0.5)	2,432.5	1,175.6	(940.5)	2,667.1

Gross margins	—	0.5	137.8	165.7	(24.1)	279.9
Selling, general and administrative expenses	3.8	0.1	70.7	67.2	(0.6)	141.2
Other operating income	—	—	(5.9)	2.6	—	(3.3)

Operating earnings (loss)	(3.8)	0.4	73.0	95.9	(23.5)	142.0

Interest (income) expense	(0.3)	57.5	9.4	33.8	(23.5)	76.9
Other (income) expense, net	1.0	6.0	(11.0)	(5.5)	—	(9.5)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(4.5)	(63.1)	74.6	67.6	—	74.6

Provision (benefit) for income taxes	9.0	(6.4)	18.7	22.9	—	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	55.9	44.7	—	30.4
Equity in net earnings of nonconsolidated companies	—	—	1.5	43.1	—	44.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Net earnings (loss) before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	57.4	86.3	—	73.5
Cumulative effect of a change in accounting principle	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(13.5)	$(56.7)	$57.4	$84.3	$—	$71.5

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended February 29, 2004
Net sales	$966.7	$985.1	$(186.8)	$1,765.0
Cost of goods sold	932.4	895.6	(186.5)	1,641.5

Gross margins	34.3	89.5	(0.3)	123.5
Selling, general and administrative expenses	26.8	48.6	(0.3)	75.1
Other operating income	0.2	(0.6)	—	(0.4)

Operating earnings	7.3	41.5	—	48.8
Interest (income) expense	(2.3)	24.1	—	21.8
Other (income) expense, net	(0.5)	0.2	—	(0.3)

Earnings from consolidated companies before income taxes	10.1	17.2	—	27.3
Provision for income taxes	4.4	5.4	—	9.8

Earnings from consolidated companies	5.7	11.8	—	17.5
Equity in net earnings of nonconsolidated companies	—	25.3	—	25.3
Minority interests in net earnings of consolidated companies	—	(1.6)	—	(1.6)

Net earnings	$5.7	$35.5	$—	$41.2

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

As of February 28, 2005	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$44.2	$2.2	$28.1	$35.9	$—	$110.4
Short-term investments	—	—	—	0.3	—	0.3
Receivables, net	4.5	6.1	285.0	222.9	—	518.5
Due from Cargill, Incorporated and affiliates	795.7	706.7	2,685.2	1,045.9	(5,195.6)	37.9
Inventories	—	0.1	576.0	211.4	(3.3)	784.2
Other current assets	—	(36.1)	87.9	20.3	1.2	73.3

Total current assets	844.4	679.0	3,662.2	1,536.7	(5,197.7)	1,524.6
Property, plant and equipment, net	—	184.2	2,702.7	982.6	—	3,869.5
Due from affiliates	—	746.1	710.9	62.9	(1,477.5)	42.4
Investment in consolidated companies	2,705.4	1,761.2	5,240.9	250.5	(9,958.0)	—
Investment in nonconsolidated companies	—	—	20.3	313.8	—	334.1
Other assets	4.5	412.9	1,378.0	528.1	(0.6)	2,322.9

Total assets	$3,554.3	$3,783.4	$13,715.0	$3,674.6	$(16,633.8)	$8,093.5

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued liabilities	$2.1	$(50.7)	$521.4	$192.9	$1.7	$667.4
Trade accounts payable Due to Cargill, Incorporated and affiliates	(5.4)	642.5	1,788.1	508.4	(2,876.1)	57.5
Customer prepayments	—	—	26.6	13.9	—	40.5
Short-term debt and current maturities of long-term debt	3.5	26.9	16.0	52.0	—	98.4
Due to Cargill, Incorporated and affiliates	49.8	685.0	1,004.4	511.7	(2,210.4)	40.5

Total current liabilities	50.0	1,303.7	3,356.5	1,278.9	(5,084.8)	904.3
Long-term debt, less current maturities	346.5	1,602.0	547.6	19.0	—	2,515.1
Due to Cargill, Incorporated and affiliates	50.0	130.9	1,282.8	126.7	(1,590.0)	0.4
Other noncurrent liabilities	9.0	(458.6)	1,754.8	413.9	(219.9)	1,499.2
Minority interests in consolidated subsidiaries	—	—	—	12.1	—	12.1
Stockholders’ equity	3,098.8	1,205.4	6,773.3	1,824.0	(9,739.1)	3,162.4

Total liabilities and stockholders’ equity	$3,554.3	$3,783.4	$13,715.0	$3,674.6	$(16,633.8)	$8,093.5

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

As of May 31, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10.1	$—	$10.1
Cash management account with Cargill, Incorporated	344.6	—	(344.6)	—
Receivables, net	74.4	125.0	—	199.4
Due from Cargill, Incorporated and affiliates	31.4	22.6	(21.1)	32.9
Inventories	212.5	145.5	—	358.0
Other current assets	36.4	31.7	—	68.1

Total current assets	699.3	334.9	(365.7)	668.5
Property, plant and equipment, net	774.0	118.1	—	892.1
Due from affiliates	—	27.2	—	27.2
Investment in nonconsolidated companies	3.8	255.3	—	259.1
Other assets	10.9	12.7	—	23.6

Total assets	$1,488.0	$748.2	$(365.7)	$1,870.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$141.2	$57.3	$—	$198.5
Trade accounts payable due to Cargill, Incorporated and affiliates	27.0	14.6	(21.1)	20.5
Customer prepayments	5.1	21.4	—	26.5
Due to Cargill, Incorporated and affiliates	2.3	545.2	(344.6)	202.9
Short-term debt and current maturities of long-term debt	—	9.8	—	9.8

Total current liabilities	175.6	648.3	(365.7)	458.2
Due to Cargill, Incorporated and affiliates	10.0	296.6	—	306.6
Long-term debt, less current maturities	13.8	18.8	—	32.6
Other noncurrent liabilities	176.8	46.3	—	223.1
Minority interests in consolidated subsidiaries	—	7.6	—	7.6
Stockholders’ equity (deficit)	1,111.8	(269.4)	—	842.4

Total liabilities and stockholders’ equity (deficit)	$1,488.0	$748.2	$(365.7)	$1,870.5

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

For the nine months ended February 28, 2005	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(327.8)	$296.1	$99.2	$(499.0)	$494.1	$62.6
Cash Flows from Investing Activities
Capital expenditures	—	—	(129.7)	(21.4)	—	(151.1)
Acquisition of IMC Global Inc., net of cash acquired	—	2.4	9.0	41.4	—	52.8
Investment in note of Saskferco Products Inc.	—	—	—	(15.2)	—	(15.2)
Investments in nonconsolidated companies	—	—	—	(2.5)	—	(2.5)
Proceeds from the sale of assets	—	—	0.1	0.5	—	0.6

Net cash provided by (used in) investing activities	—	2.4	(120.6)	2.8	—	(115.4)
Cash Flows from Financing Activities
Payments of long-term debt	—	(266.8)	(0.4)	(0.3)	—	(267.5)
Proceeds from issuance of long-term debt, net	346.5	—	50.0	3.7	—	400.2
Changes in short-term debt, net	3.5	(12.2)	8.4	33.7	—	33.4
Stock options exercised and restricted stock awards	19.1	—	—	—	—	19.1
Contributions from Cargill, Incorporated	9.8	—	(337.2)	1,260.0	(922.8)	9.8
Due to Cargill, Incorporated and affiliates	—	—	332.5	(773.8)	428.7	(12.6)
Cash dividends paid to Cargill, Incorporated	(2.0)	—	(3.8)	(1.3)	—	(7.1)
Debt refinancing and issuance costs	(4.9)	(17.3)	—	—	—	(22.2)

Net cash provided by (used in) financing activities	372.0	(296.3)	49.5	522.0	(494.1)	153.1

Net change in cash and cash equivalents	44.2	2.2	28.1	25.8	—	100.3
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$44.2	$2.2	$28.1	$35.9	$—	$110.4

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

For the nine months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by operating activities	$45.6	$2.8	$—	$48.4
Cash Flows from Investing Activities
Investments in businesses acquired and minority interests	—	(13.2)	—	(13.2)
Investments in nonconsolidated companies	—	(0.1)	—	(0.1)
Capital expenditures	(82.7)	(7.5)	—	(90.2)
Proceeds from the sale of assets	0.3	0.2	—	0.5
Other, net	—	4.2	—	4.2

Net cash used in investing activities	(82.4)	(16.4)	—	(98.8)

Cash Flows from Financing Activities
Payments of long-term debt	—	(15.5)	—	(15.5)
Proceeds from issuance of long-term debt	—	6.0	—	6.0
Net proceeds from due to Cargill, Incorporated and affiliates	11.7	49.8	—	61.5
Other	4.7	(2.3)	—	2.4

Net cash provided by financing activities	16.4	38.0	—	54.4

Net change in cash and cash equivalents	(20.4)	24.4	—	4.0
Cash and cash equivalents—beginning of period	—	7.8	—	7.8

Cash and cash equivalents—end of period	$(20.4)	$32.2	$—	$11.8

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-MOSAIC GLOBAL HOLDINGS OTHER NOTES

Payment of the Mosaic Global Holdings Other Notes is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the three months ended February 28, 2005	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$350.3	$1,436.2	$(642.0)	$1,144.5
Cost of goods sold	—	(0.5)	331.6	1,290.0	(613.1)	1,008.0

Gross margins	—	0.5	18.7	146.2	(28.9)	136.5
Selling, general and administrative expenses	3.8	—	12.4	48.1	0.5	64.8
Other operating (income) expense	—	—	(3.7)	2.7	—	(1.0)

Operating earnings (loss)	(3.8)	0.5	10.0	95.4	(29.4)	72.7

Interest (income) expense	(0.3)	42.8	0.5	22.7	(21.4)	44.3
Other (income) expense, net	1.1	4.6	(2.3)	(31.0)	(1.9)	(29.5)

Earnings (loss) from consolidated companies before income taxes	(4.6)	(46.9)	11.8	103.7	(6.1)	57.9
Provision (benefit) for income taxes	6.2	10.2	(0.9)	25.0	(2.0)	38.5

Earnings (loss) from consolidated companies	(10.8)	(57.1)	12.7	78.7	(4.1)	19.4
Equity in net earnings of nonconsolidated companies	—	—	(0.1)	19.1	—	19.0
Minority interests in net earnings of consolidated companies	—	—	—	0.4	—	0.4

Net earnings (loss)	$(10.8)	$(57.1)	$12.6	$98.2	$(4.1)	$38.8

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the three months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$294.5	$284.4	$(25.7)	$553.2
Cost of goods sold	269.8	263.4	(26.5)	506.7

Gross margins	24.7	21.0	0.8	46.5
Selling, general and administrative expenses	9.1	19.4	—	28.5
Other operating (income) expense	0.2	(0.3)	—	(0.1)

Operating earnings	15.4	1.9	0.8	18.1

Interest (income) expense	(0.6)	5.9	0.8	6.1
Other (income) expense, net	0.2	(1.2)	—	(1.0)

Earnings (loss) from consolidated companies before income taxes	15.8	(2.8)	—	13.0
Provision (benefit) for income taxes	5.9	(0.1)	—	5.8

Earnings (loss) from consolidated companies	9.9	(2.7)	—	7.2
Equity in net earnings of nonconsolidated companies	—	9.2	—	9.2

Net earnings	$9.9	$6.5	$—	$16.4

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the nine months ended February 28, 2005	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,120.8	$2,790.8	$(964.6)	$2,947.0
Cost of goods sold	—	(0.5)	1,078.2	2,529.9	(940.5)	2,667.1

Gross margins	—	0.5	42.6	260.9	(24.1)	279.9
Selling, general and administrative expenses	3.8	0.1	38.9	99.0	(0.6)	141.2
Other operating income	—	—	(5.9)	2.6	—	(3.3)

Operating earnings (loss)	(3.8)	0.4	9.6	159.3	(23.5)	142.0

Interest (income) expense	(0.3)	57.5	1.3	41.9	(23.5)	76.9
Other (income) expense, net	1.0	6.0	(2.0)	(14.5)	—	(9.5)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(4.5)	(63.1)	10.3	131.9	—	74.6

Provision (benefit) for income taxes	9.0	(6.4)	2.5	39.1	—	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	7.8	92.8	—	30.4
Equity in net earnings of nonconsolidated companies	—	—	(0.2)	44.8	—	44.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Net earnings (loss) before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	7.6	136.1	—	73.5
Cumulative effect of a change in accounting principle	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(13.5)	$(56.7)	$7.6	$134.1	$—	$71.5

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the nine months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$966.7	$985.1	$(186.8)	$1,765.0
Cost of goods sold	932.4	895.6	(186.5)	1,641.5

Gross margins	34.3	89.5	(0.3)	123.5
Selling, general and administrative expenses	26.8	48.6	(0.3)	75.1
Other operating income	0.2	(0.6)	—	(0.4)

Operating earnings	7.3	41.5	—	48.8

Interest (income) expense	(2.3)	24.1	—	21.8
Other (income) expense, net	(0.5)	0.2	—	(0.3)

Earnings from consolidated companies before income taxes	10.1	17.2	—	27.3
Provision for income taxes	4.4	5.4	—	9.8

Earnings from consolidated companies	5.7	11.8	—	17.5
Equity in net earnings of nonconsolidated companies	—	25.3	—	25.3
Minority interests in net earnings of consolidated companies	—	(1.6)	—	(1.6)

Net earnings	$5.7	$35.5	$—	$41.2

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

As of February 28, 2005	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$44.2	$2.2	$1.0	$63.0	$—	$110.4
Short-term investments	—	—	—	0.3	—	0.3
Receivables, net	4.5	6.1	57.3	450.6	—	518.5
Due from Cargill, Incorporated and affiliates	795.7	706.7	493.8	3,237.3	(5,195.6)	37.9
Inventories	—	0.1	248.7	538.7	(3.3)	784.2
Other current assets	—	(36.1)	20.5	87.7	1.2	73.3

Total current assets	844.4	679.0	821.3	4,377.6	(5,197.7)	1,524.6
Property, plant and equipment, net	—	184.2	804.1	2,881.2	—	3,869.5
Due from affiliates	—	746.1	42.4	731.4	(1,477.5)	42.4
Investment in consolidated companies	2,705.4	1,761.2	—	5,491.4	(9,958.0)	—
Investment in nonconsolidated companies	—	—	2.0	332.1	—	334.1
Other assets	4.5	412.9	2.8	1,903.3	(0.6)	2,322.9

Total assets	$3,554.3	$3,783.4	$1,672.6	$15,717.0	$(16,633.8)	$8,093.5

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued liabilities	$2.1	$(50.7)	$99.2	$615.1	$1.7	$667.4
Trade accounts payable Due to Cargill, Incorporated and affiliates	(5.4)	642.5	158.7	2,137.8	(2,876.1)	57.5
Customer prepayments	—	—	26.6	13.9	—	40.5
Short-term debt and current maturities of long-term debt	3.5	26.9	10.0	58.0	—	98.4
Due to Cargill, Incorporated and affiliates	49.8	685.0	429.3	1,086.8	(2,210.4)	40.5

Total current liabilities	50.0	1,303.7	723.8	3,911.6	(5,084.8)	904.3
Long-term debt, less current maturities	346.5	1,602.0	13.7	552.9	—	2,515.1
Due to Cargill, Incorporated and affiliates	50.0	130.9	0.3	1,409.2	(1,590.0)	0.4
Other noncurrent liabilities	9.0	(458.6)	170.5	1,998.2	(219.9)	1,499.2
Minority interests in consolidated subsidiaries	—	—	—	12.1	—	12.1
Stockholders’ equity	3,098.8	1,205.4	764.3	7,833.0	(9,739.1)	3,162.4

Total liabilities and stockholders’ equity	$3,554.3	$3,783.4	$1,672.6	$15,717.0	$(16,633.8)	$8,093.5

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

As of May 31, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10.1	$—	$10.1
Cash management account with Cargill, Incorporated	344.6	—	(344.6)	—
Receivables, net	74.4	125.0	—	199.4
Due from Cargill, Incorporated and affiliates	31.4	22.6	(21.1)	32.9
Inventories	212.5	145.5	—	358.0
Other current assets	36.4	31.7	—	68.1

Total current assets	699.3	334.9	(365.7)	668.5
Property, plant and equipment, net	774.0	118.1	—	892.1
Due from affiliates	—	27.2	—	27.2
Investment in nonconsolidated companies	3.8	255.3	—	259.1
Other assets	10.9	12.7	—	23.6

Total assets	$1,488.0	$748.2	$(365.7)	$1,870.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$141.2	$57.3	$—	$198.5
Trade accounts payable due to Cargill, Incorporated and affiliates	27.0	14.6	(21.1)	20.5
Customer prepayments	5.1	21.4	—	26.5
Due to Cargill, Incorporated and affiliates	2.3	545.2	(344.6)	202.9
Short-term debt and current maturities of long-term debt	—	9.8	—	9.8

Total current liabilities	175.6	648.3	(365.7)	458.2
Due to Cargill, Incorporated and affiliates	10.0	296.6	—	306.6
Long-term debt, less current maturities	13.8	18.8	—	32.6
Other noncurrent liabilities	176.8	46.3	—	223.1
Minority interests in consolidated subsidiaries	—	7.6	—	7.6
Stockholders’ equity (deficit)	1,111.8	(269.4)	—	842.4

Total liabilities and stockholders’ equity	$1,488.0	$748.2	$(365.7)	$1,870.5

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

For the nine months ended February 28, 2005	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(327.8)	$296.1	$108.0	$(507.8)	$494.1	$62.6
Cash Flows from Investing Activities
Capital expenditures	—	—	(98.5)	(52.6)	—	(151.1)
Acquisition of IMC Global Inc., net of cash acquired	—	2.4	—	50.4	—	52.8
Investment in note of Saskferco Products Inc.	—	—	—	(15.2)	—	(15.2)
Investments in nonconsolidated companies	—	—	—	(2.5)	—	(2.5)
Proceeds from the sale of assets	—	—	—	0.6	—	0.6

Net cash provided by (used in) investing activities	—	2.4	(98.5)	(19.3)	—	(115.4)
Cash Flows from Financing Activities
Payments of long-term debt	—	(266.8)	—	(0.7)	—	(267.5)
Proceeds from issuance of long-term debt, net	346.5	—	—	53.7	—	400.2
Changes in short-term debt, net	3.5	(12.2)	—	42.1	—	33.4
Stock options exercised and restricted stock awards	19.1	—	—	—	—	19.1
Contributions from Cargill, Incorporated	9.8	—	(337.2)	1,260.0	(922.8)	9.8
Due to Cargill, Incorporated and affiliates	—	—	332.5	(773.8)	428.7	(12.6)
Cash dividends paid to Cargill, Incorporated	(2.0)	—	(3.8)	(1.3)	—	(7.1)
Debt refinancing and issuance costs	(4.9)	(17.3)	—	—	—	(22.2)

Net cash provided by (used in) financing activities	372.0	(296.3)	(8.5)	580.0	(494.1)	153.1

Net change in cash and cash equivalents	44.2	2.2	1.0	52.9	—	100.3
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$44.2	$2.2	$1.0	$63.0	$—	$110.4

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

For the nine months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by operating activities	$45.6	$2.8	$—	$48.4
Cash Flows from Investing Activities
Investments in businesses acquired and minority interests	—	(13.2)	—	(13.2)
Investments in nonconsolidated companies	—	(0.1)	—	(0.1)
Capital expenditures	(82.7)	(7.5)	—	(90.2)
Proceeds from the sale of assets	0.3	0.2	—	0.5
Other, net	—	4.2	—	4.2

Net cash used in investing activities	(82.4)	(16.4)	—	(98.8)

Cash Flows from Financing Activities
Payments of long-term debt	—	(15.5)	—	(15.5)
Proceeds from issuance of long-term debt	—	6.0	—	6.0
Net proceeds from due to Cargill, Incorporated and affiliates	11.7	49.8	—	61.5
Other	4.7	(2.3)	—	2.4

Net cash provided by financing activities	16.4	38.0	—	54.4

Net change in cash and cash equivalents	(20.4)	24.4	—	4.0
Cash and cash equivalents—beginning of period	—	7.8	—	7.8

Cash and cash equivalents—end of period	$(20.4)	$32.2	$—	$11.8

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-PAP OTHER NOTES

Payment of the PLP Other Notes is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Other Notes of PAP.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the three months ended February 28, 2005	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$350.3	$1,436.2	$(642.0)	$1,144.5
Cost of goods sold	—	—	331.6	1,289.5	(613.1)	1,008.0

Gross margins	—	—	18.7	146.7	(28.9)	136.5
Selling, general and administrative expenses	3.8	2.8	12.4	45.3	0.5	64.8
Other operating (income) expense	—	—	(3.7)	2.7	—	(1.0)

Operating earnings (loss)	(3.8)	(2.8)	10.0	98.7	(29.4)	72.7

Interest (income) expense	(0.3)	7.9	0.5	57.6	(21.4)	44.3
Other (income) expense, net	1.1	0.1	(2.3)	(26.5)	(1.9)	(29.5)

Earnings (loss) from consolidated companies before income taxes	(4.6)	(10.8)	11.8	67.6	(6.1)	57.9
Provision (benefit) for income taxes	6.2	—	(0.9)	35.2	(2.0)	38.5

Earnings (loss) from consolidated companies	(10.8)	(10.8)	12.7	32.4	(4.1)	19.4
Equity in net earnings of nonconsolidated companies	—	0.4	(0.1)	19.1	(0.4)	19.0
Minority interests in net earnings of consolidated companies	—	—	—	0.4	—	0.4

Net earnings (loss)	$(10.8)	$(10.4)	$12.6	$51.9	$(4.5)	$38.8

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the three months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$294.5	$284.4	$(25.7)	$553.2
Cost of goods sold	269.8	263.4	(26.5)	506.7

Gross margins	24.7	21.0	0.8	46.5
Selling, general and administrative expenses	9.1	19.4	—	28.5
Other operating (income) expense	0.2	(0.3)	—	(0.1)

Operating earnings	15.4	1.9	0.8	18.1
Interest (income) expense	(0.6)	5.9	0.8	6.1
Other (income) expense, net	0.2	(1.2)	—	(1.0)

Earnings (loss) from consolidated companies before income taxes	15.8	(2.8)	—	13.0
Provision (benefit) for income taxes	5.9	(0.1)	—	5.8

Earnings (loss) from consolidated companies	9.9	(2.7)	—	7.2
Equity in net earnings of nonconsolidated companies	—	9.2	—	9.2

Net earnings	$9.9	$6.5	$—	$16.4

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the nine months ended February 28, 2005	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,120.8	$2,790.8	$(964.6)	$2,947.0
Cost of goods sold	—	—	1,078.2	2,529.4	(940.5)	2,667.1

Gross margins	—	—	42.6	261.4	(24.1)	279.9
Selling, general and administrative expenses	3.8	3.2	38.9	95.9	(0.6)	141.2
Other operating income	—	—	(5.9)	2.6	—	(3.3)

Operating earnings (loss)	(3.8)	(3.2)	9.6	162.9	(23.5)	142.0
Interest (income) expense	(0.3)	11.5	1.3	87.9	(23.5)	76.9
Other (income) expense, net	1.0	—	(2.0)	(8.5)	—	(9.5)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(4.5)	(14.7)	10.3	83.5	—	74.6
Provision (benefit) for income taxes	9.0	—	2.5	32.7	—	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(13.5)	(14.7)	7.8	50.8	—	30.4
Equity in net earnings of nonconsolidated companies	—	(0.6)	(0.2)	44.8	0.6	44.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Net earnings (loss) before the cumulative effect of a change in accounting principle	(13.5)	(15.3)	7.6	94.1	0.6	73.5
Cumulative effect of a change in accounting principle	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(13.5)	$(15.3)	$7.6	$92.1	$0.6	$71.5

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

For the nine months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$966.7	$985.1	$(186.8)	$1,765.0
Cost of goods sold	932.4	895.6	(186.5)	1,641.5

Gross margins	34.3	89.5	(0.3)	123.5
Selling, general and administrative expenses	26.8	48.6	(0.3)	75.1
Other operating income	0.2	(0.6)	—	(0.4)

Operating earnings	7.3	41.5	—	48.8
Interest (income) expense	(2.3)	24.1	—	21.8
Other (income) expense, net	(0.5)	0.2	—	(0.3)

Earnings from consolidated companies before income taxes	10.1	17.2	—	27.3
Provision for income taxes	4.4	5.4	—	9.8

Earnings from consolidated companies	5.7	11.8	—	17.5
Equity in net earnings of nonconsolidated companies	—	25.3	—	25.3
Minority interests in net earnings of consolidated companies	—	(1.6)	—	(1.6)

Net earnings	$5.7	$35.5	$—	$41.2

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

As of February 28, 2005	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44.2	$—	$1.0	$65.2	$—	$110.4
Short-term investments	—	—	—	0.3	—	0.3
Receivables, net	4.5	—	57.3	456.7	—	518.5
Due from Cargill, Incorporated and affiliates	795.7	70.8	493.8	3,943.4	(5,265.8)	37.9
Inventories	—	—	248.7	538.8	(3.3)	784.2
Other current assets	—	—	20.5	51.6	1.2	73.3

Total current assets	844.4	70.8	821.3	5,056.0	(5,267.9)	1,524.6
Property, plant and equipment, net	—	—	804.1	3,065.4	—	3,869.5
Due from affiliates	—	—	42.4	1,477.5	(1,477.5)	42.4
Investment in consolidated companies	2,705.4	—	—	7,159.5	(9,864.9)	—
Investment in nonconsolidated companies	—	430.9	2.0	332.1	(430.9)	334.1
Other assets	4.5	—	2.8	2,316.0	(0.4)	2,322.9

Total assets	$3,554.3	$501.7	$1,672.6	$19,406.5	$(17,041.6)	$8,093.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2.1	$0.5	$99.2	$634.8	$(69.2)	$667.4
Trade accounts payable Due to Cargill, Incorporated and affiliates	(5.4)	55.1	158.7	2,724.6	(2,875.5)	57.5
Customer prepayments	—	—	26.6	13.9	—	40.5
Short-term debt and current maturities of long-term debt	3.5	—	10.0	84.9	—	98.4
Due to Cargill, Incorporated and affiliates	49.8	—	429.3	1,436.4	(1,875.0)	40.5

Total current liabilities	50.0	55.6	723.8	4,894.6	(4,819.7)	904.3
Long-term debt, less current maturities	346.5	643.0	13.7	1,997.3	(485.4)	2,515.1
Due to Cargill, Incorporated and affiliates	50.0	—	0.3	1,390.1	(1,440.0)	0.4
Other noncurrent liabilities	9.0	31.9	170.5	1,533.6	(245.8)	1,499.2
Minority interests in consolidated subsidiaries	—	—	—	12.1	—	12.1
Stockholders’ equity	3,098.8	(228.8)	764.3	9,578.8	(10,050.7)	3,162.4

Total liabilities and stockholders’ equity	$3,554.3	$501.7	$1,672.6	$19,406.5	$(17,041.6)	$8,093.5

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

As of May 31, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10.1	$—	$10.1
Cash management account with Cargill, Incorporated	344.6	—	(344.6)	—
Receivables, net	74.4	125.0	—	199.4
Due from Cargill, Incorporated and affiliates	31.4	22.6	(21.1)	32.9
Inventories	212.5	145.5	—	358.0
Other current assets	36.4	31.7	—	68.1

Total current assets	699.3	334.9	(365.7)	668.5
Property, plant and equipment, net	774.0	118.1	—	892.1
Due from affiliates	—	27.2	—	27.2
Investment in nonconsolidated companies	3.8	255.3	—	259.1
Other assets	10.9	12.7	—	23.6

Total assets	$1,488.0	$748.2	$(365.7)	$1,870.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$141.2	$57.3	$—	$198.5
Trade accounts payable due to Cargill, Incorporated and affiliates	27.0	14.6	(21.1)	20.5
Customer prepayments	5.1	21.4	—	26.5
Due to Cargill, Incorporated and affiliates	2.3	545.2	(344.6)	202.9
Short-term debt and current maturities of long-term debt	—	9.8	—	9.8

Total current liabilities	175.6	648.3	(365.7)	458.2
Due to Cargill, Incorporated and affiliates	10.0	296.6	—	306.6
Long-term debt, less current maturities	13.8	18.8	—	32.6
Other noncurrent liabilities	176.8	46.3	—	223.1
Minority interests in consolidated subsidiaries	—	7.6	—	7.6
Stockholders’ equity (deficit)	1,111.8	(269.4)	—	842.4

Total liabilities and stockholders’ equity	$1,488.0	$748.2	$(365.7)	$1,870.5

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

For the nine months ended February 28, 2005	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(327.8)	$(24.5)	$108.0	$(187.2)	$494.1	$62.6
Cash Flows from Investing Activities
Capital expenditures	—	—	(98.5)	(52.6)	—	(151.1)
Acquisition of IMC Global Inc., net of cash acquired	—	—	—	52.8	—	52.8
Investment in note of Saskferco Products Inc.	—	—	—	(15.2)	—	(15.2)
Investments in nonconsolidated companies	—	—	—	(2.5)	—	(2.5)
Proceeds from the sale of assets	—	—	—	0.6	—	0.6

Net cash provided by (used in) investing activities	—	—	(98.5)	(16.9)	—	(115.4)
Cash Flows from Financing Activities
Payments of long-term debt	—	(0.1)	—	(267.4)	—	(267.5)
Proceeds from issuance of long-term debt, net	346.5	24.6	—	29.1	—	400.2
Changes in short-term debt, net	3.5	—	—	29.9	—	33.4
Stock options exercised and restricted stock awards	19.1	—	—	—	—	19.1
Contributions from Cargill, Incorporated	9.8	—	(337.2)	1,260.0	(922.8)	9.8
Due to Cargill, Incorporated and affiliates	—	—	332.5	(773.8)	428.7	(12.6)
Cash dividends paid to Cargill, Incorporated	(2.0)	—	(3.8)	(1.3)	—	(7.1)
Debt refinancing and issuance costs	(4.9)		—	(17.3)	—	(22.2)

Net cash provided by (used in) financing activities	372.0	24.5	(8.5)	259.2	(494.1)	153.1

Net change in cash and cash equivalents	44.2	—	1.0	55.1	—	100.3
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$44.2	$—	$1.0	$65.2	$—	$110.4

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

For the nine months ended February 29, 2004	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by operating activities	$45.6	$2.8	$—	$48.4
Cash Flows from Investing Activities
Investments in businesses acquired and minority interests	—	(13.2)	—	(13.2)
Investments in nonconsolidated companies	—	(0.1)	—	(0.1)
Capital expenditures	(82.7)	(7.5)	—	(90.2)
Proceeds from the sale of assets	0.3	0.2	—	0.5
Other, net	—	4.2	—	4.2

Net cash used in investing activities	(82.4)	(16.4)	—	(98.8)

Cash Flows from Financing Activities
Payments of long-term debt	—	(15.5)	—	(15.5)
Proceeds from issuance of long-term debt	—	6.0	—	6.0
Net proceeds from due to Cargill, Incorporated and affiliates	11.7	49.8	—	61.5
Other	4.7	(2.3)	—	2.4

Net cash provided by financing activities	16.4	38.0	—	54.4

Net change in cash and cash equivalents	(20.4)	24.4	—	4.0
Cash and cash equivalents—beginning of period	—	7.8	—	7.8

Cash and cash equivalents—end of period	$(20.4)	$32.2	$—	$11.8

19. INCOME TAXES

The amounts recorded for provision (benefit) for income taxes for the three and nine month periods ended February 28, 2005 were determined in accordance with GAAP. Specifically, tax benefits related to United States operations were only recorded to the extent realization was assured. Due to a recent history of operating losses for the Company’s U.S. operations, additional benefits on losses could not be recorded at this time. For operations in other countries, provision (benefit) for income taxes was determined on the basis of application of GAAP and relevant tax law to year-to-date results.

The income tax expense recorded for the three months ended February 28, 2005 includes the reversal of an estimated income tax provision related to the Company’s Brazilian operations of $2.2 million related to periods ended prior to December 31, 1994. The statute of limitations with respect to these periods has closed and this provision is no longer required.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the QPA provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial

Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate. As the QPA will not apply to Company’s operations until the tax year commencing June 1, 2005 the impact of the QPA is not reflected in the reported results of the Company.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has begun an analysis of the potential benefit of the FER provision. However, due to the absence of guidance by the Internal Revenue Service on the application of certain provisions of the FER, the Company is unable to make a determination at this time as to whether the FER provision will be of benefit to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Cargill Fertilizer Businesses included in the Proxy Statement/Prospectus dated September 17, 2004 for the special meeting of the common stockholders of Mosaic Global Holdings pursuant to which common stockholders of Mosaic Global Holdings considered and voted upon a proposal to adopt a Merger and Contribution Agreement to combine its businesses with CCN to form Mosaic and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated into the Proxy Statement/Prospectus by reference to the Annual Report on Form 10-K and quarterly reports on Form 10-Q, as amended, of Mosaic Global Holdings filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (Exchange Act).

OVERVIEW AND OUTLOOK

The Company’s reported quarterly earnings for the period ended February 28, 2005 reflect a unique period for a number of reasons:

•	On October 22, 2004, Mosaic was formed through the Combination of IMC and CCN. A subsidiary of Mosaic was merged with and into IMC. IMC, which was formerly an independent public company, became a subsidiary of Mosaic and was renamed Mosaic Global Holdings Inc. Each outstanding share of IMC common stock was converted into the right to receive one share of Mosaic common stock, and each outstanding share of IMC Preferred Stock was converted into the right to receive one share of Preferred Stock of Mosaic. As part of the Combination, Cargill and certain of its subsidiaries contributed equity interests in entities owning CCN to Mosaic in exchange for shares of Mosaic common stock and Mosaic Class B Common Stock. Upon the closing of the Combination, the former IMC common stockholders and Cargill and its subsidiaries owned 33.5 percent and 66.5 percent, respectively, of the outstanding shares of Mosaic common stock.

•	For accounting purposes, the Combination was accounted for as a reverse acquisition with Cargill’s contributed businesses, CCN, treated as the acquirer. Accordingly, the Combination was accounted for as a purchase business combination, using CCN’s historical financial information and applying fair value estimates to the acquired assets and liabilities of IMC as of October 22, 2004. Beginning on October 23, 2004, the results of operations and financial condition of Mosaic Global Holdings were consolidated with CCN. Accordingly, all financial information presented herein as of and for the nine months ended February 28, 2005 reflects the accounts of CCN from June 1, 2004 through October 22, 2004 and the consolidated accounts of CCN and Mosaic Global Holdings from October 23, 2004 through February 28, 2005. The data presented herein for the prior year periods reflects the accounts of only CCN.

•	Because the Combination occurred late in the second quarter, Mosaic’s new management team began operating the combined business with only 219 days left in the fiscal year.

•	Combination expenses and the unprecedented impact of three hurricanes converging over the Company’s Florida phosphate operations prior to the closing of the Combination also adversely affected reported earnings.

•	Management believes that the Company is on track to begin capturing the previously announced expected annual, pre-tax operating synergies from the Combination of $145.0 million within three years. Upfront costs to implement the synergies are estimated to total $125.0 million.

•	Operating results of the combined businesses since the Combination were driven primarily by the following factors:

•	The Potash business segment demonstrated strong performance with good volumes and strong prices during the third quarter.

•	Phosphate margins were good, but not excellent, by historical standards, due to continued strong DAP prices offset, in part, by record high ammonia raw material prices and the impact of the three hurricanes.

•	Short-term operational and cost issues in Mosaic’s Phosphate business segment were greater than management’s pre-Combination expectations.

•	Going forward, management expects:

•	The Potash market to remain tight over the next year with demand at high levels.

•	For the near term, phosphate rock production to be reduced due to operating inefficiencies at select mines. Mosaic intends to implement action plans to reduce Phosphate mining and processing costs and to reduce inefficiencies.

•	DAP prices in the Phosphate business segment to maintain at their current strong levels.

•	Ammonia prices to moderate in 2006, but the ammonia market is likely to remain volatile.

•	The Company has also announced an expansion of its Esterhazy, Saskatchewan, potash facility that will add 400,000 tons of annual capacity and will be completed in the fall of 2005 with an investment of approximately $28 million. Saskatchewan also recently announced a revision of its resource tax system that will facilitate capital spending to meet the Company’s expansion plan to meet growing potash demand.

REPORTABLE BUSINESS SEGMENTS

The Company has identified the following reportable business segments effective with the Combination.

Phosphates

The Phosphate business segment (Phosphates) is a U.S. miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, as well as a U.S. producer of concentrated phosphates. Phosphates is also one of the world’s three largest producers and marketers of phosphate and other mineral based animal feed ingredients. The Phosphate business segment operates mines and processing plants in Florida that produce phosphate fertilizer and feed phosphate and processing plants in Louisiana that produce phosphate fertilizer. Such mines, processing plants and related facilities are owned or leased principally by Mosaic subsidiaries.

Although Phosphates sells phosphate rock to one unrelated crop nutrient manufacturer pursuant to a contract that has been terminated; however, continues through October 1, 2007, it primarily uses phosphate rock internally for its own processing needs. Domestically, Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. A portion of Phosphates’ export sales are marketed through PhosChem (See Note 4) and Mosaic’s Offshore segment. Phosphates also uses concentrated phosphates and potash internally for the production of animal feed ingredients, which are supplied to poultry and livestock markets in North America, Latin America and Asia. Phosphates operates in a highly competitive global market.

The Phosphates business segment also includes activities related to the North American distribution of phosphate products and the results of PhosChem.

Principal Products

The principal products of the Phosphate production segment are described below:

Diammonium Phosphate (DAP): DAP is the most widely used high-analysis phosphate fertilizer worldwide. DAP is produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. This initial reaction creates a slurry that is then pumped into a granulation plant where it is reacted with additional ammonia to produce DAP. DAP can be blended with other solid fertilizer products such as urea and potassium chloride or used as a direct application material.

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

MicroEssentialsTM: MicroEssentialsTM is a value-added DAP or MAP product that features a patented process which creates very thin platelets of sulphur on the product. Over time, these sulphur platelets break down in the soil and are absorbed by plants. This unique process enables the formation of a granule, that when halved, resembles the layers of a “sliced onion,” but allows a slow release of the nutrients into the soil. In addition, micronutrients such as boron, copper, manganese and zinc can be added in separate but parallel processes.

Calcium Phosphate Feed: Calcium phosphate feed products are produced by neutralizing de-fluorinated phosphoric acid with limestone. The first step in the process is to reduce the fluorine-to-phosphorous ratio of the phosphoric acid to less than 1:100. This result typically is achieved by adding diatomaceous earth (or activated silica) to phosphoric acid in order to “strip” fluorine from the acid. This de-fluorinated acid is then neutralized with different quantities of limestone to produce the two most widely used phosphate feed products – dicalcium phosphate (Dical) and monocalcium phosphate (Monocal). Dical contains 18.5 percent phosphorus or 42.4 percent phosphorus pentoxcide (P2O5). Monocal contains 21.0 percent phosphorous or 48.1 percent P2O5. Monocal and Dical products are typically sold to feed formulators and feed plants for use in animal feed products.

Potash

The Potash business segment mines, processes and distributes potash in the U.S. and Canada. The term “potash” applies generally to the common salts of potassium. Potash has four mines in Canada within the province of Saskatchewan and two in the U.S. located in New Mexico and Michigan. Each mine location has related facilities which refine the mined potash. Such mines and related facilities are owned or leased and operated by Mosaic subsidiaries.

Potash’s products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and also are used in the manufacture of crop nutrients and animal feed ingredients as well as sold to customers for industrial use. Potash’s North American sales are made through the Company’s internal sales force. The agricultural sales are primarily to independent accounts, cooperatives and leading regional crop nutrient buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter as well as a water softener regenerant. Potash’s exports from Canada, except to the U.S., are made through Canpotex, the export association of Canadian potash producers. Potash is a commodity available from many sources around the world and, consequently, the market is highly competitive.

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

Offshore

The Offshore business segment consists of the Company’s Brazil fertilizer operations and its other offshore distribution operations. The Company’s Brazil fertilizer operations comprise the second largest producer and distributor of blended fertilizers for agricultural use in Brazil. The Offshore distribution operation markets crop nutrient products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties to wholesalers, cooperatives, independent retailers and agents and other agricultural customers that, in turn, market these products and services to farmers and other end-users in South America, Europe and Asia. In South America, the Offshore distribution operation also markets fertilizer products and services from the Company’s Phosphate, Potash and Nitrogen business segments and, to a lesser extent, from third parties directly to farmers and end-users. Offshore distribution operates fertilizer blending and bagging facilities, port terminals and warehouses in seven countries, and maintains a sales presence in six additional countries. This segment also owns a 35 percent equity stake in a relatively new DAP granulation plant near Haiku, China in the Yunnan province as well as a 33.09 percent interest in Fertifos, an entity which owns 55.6 percent of Fosfertil. Fosfertil operates phosphate and nitrogen processing plants in Brazil. These investments are accounted for using the equity method.

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

Principal Products

Anhydrous Ammonia: Anhydrous ammonia is a high analysis nitrogen product that is used both as a direct application fertilizer mostly in North America and as the building block for most other nitrogen products, such as urea. Ammonia, a gas at normal temperature and pressure, is stored and transported as a liquid either under pressure or in refrigerated vessels. Farmers inject ammonia into the soil as a gas. Ammonia is a low cost source of nitrogen in markets with well-developed distribution infrastructures and specialized application equipment.

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

Results of Operations

Three months ended February 28, 2005 vs. three months ended February 29, 2004

The Company’s net sales for the three month period ended February 28, 2005 were $1,144.5 million and gross margins were $136.5 million. Net earnings in the current quarter were $38.8 million, or $0.09 per diluted share. Net sales for the prior fiscal year quarter were $553.2 million and gross margins were $46.5 million. Net earnings in the prior period were $16.4 million, or $0.07 per diluted share.

Net sales for the three month period ended February 28, 2005 increased $591.3 million from the prior year period while gross margins increased $90.0 million. The increase in net sales was primarily the result of the acquisition of IMC, which resulted in a $634.3 million increase to net sales. In addition, higher concentrated phosphate sales prices of $33.7 million, increased offshore distribution sales prices of $29.4 million, increased Potash sales prices and an increase in sales volumes of ammonia, animal feed products and sulfuric acid of $26.5 million, $4.9 million and $3.1 million, respectively, contributed to the increase. The increase was partially offset by lower concentrated phosphate volumes of $3.6 million, reduced offshore volumes in Brazil, Hong Kong and the Netherlands of $82.8 million and a decrease in nitrogen sales prices of $13.2 million. Gross margins increased primarily as a result of the acquisition of IMC. In addition, higher potash and concentrated phosphate sales price and higher offshore distribution sales prices, as previously discussed, contributed to the increased gross margin. The gross margin increase was partially offset by increased phosphate costs of $29.1 million and increased product costs of approximately $35.0 million related to the Company’s offshore operations.

The operating results of the Company’s business segments are discussed in more detail below.

Phosphates

Phosphates’ net sales for the three month period ended February 28, 2005 increased to $645.7 million compared to $257.6 million in the comparable period of the prior fiscal year. The increase in net sales was primarily due to the acquisition of IMC, which resulted in a $336.2 million increase in net sales. In addition, higher concentrated phosphate sales prices of $33.7 million and increased sales of ammonia, animal feed products and sulfuric acid of $26.5 million, $4.9 million and $3.1 million, respectively, contributed to the increase. This increase was partially offset by a reduction of sales through the Canadian distribution business of $9.1 million and lower concentrated phosphate sales volumes of $3.6 million. The increase in concentrated phosphate sales prices was primarily the result of higher international and domestic sales of DAP of $21.4 million and $5.7 million, respectively, higher international and domestic sales of GMAP of $2.5 million and $2.5 million, respectively, and higher international sales of MicroEssentialsTM of $1.0 million. The decrease in concentrated phosphate sales volumes was primarily the result of decreased international DAP shipments to

Ethiopia, decreased international GMAP shipments to Brazil, decreased international GTSP shipments to Brazil and Ivory Coast and decreased international shipments of MicroEssentialsTM to Australia. Domestic DAP and GMAP sales have decreased due to a shift from domestic to export shipments resulting from logistical advantages. The decrease was partially offset by increased international DAP shipments to China, India, New Zealand and Brazil. Average DAP prices increased 19 percent to $201 per short ton in the three month period ended February 28, 2005 from $169 per short ton in the prior year quarter.

Gross margins increased to $38.7 million for the three months ended February 28, 2005 compared to $17.6 million in the comparable period of the prior fiscal year, which is primarily due to the acquisition of IMC, which contributed $22.7 million to gross margin. The IMC acquisition includes the effect of reduced amortization of $2.9 million from the step-down in basis of fixed assets. In addition, gross margins increased due to favorable concentrated phosphates prices of $33.7 million, as discussed above and a $3.8 million decrease in ammonia and sulphur costs. The increase was partially offset by decreased concentrated phosphate sales volumes, as discussed above, increased operations expenses of $19.0 million due in large part to expenses relating to three hurricanes in Florida last summer and shutdown and other related costs of $13.9 million.

Potash

Potash’s net sales for the three months ended February 28, 2005 increased to $301.0 million compared to $9.2 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of the acquisition of IMC, which resulted in net sales of $298.1 million. The sales for the period reflect an average sales price of approximately $107 per short ton as well as domestic sales volumes of approximately 1.3 million short tons and international sales volumes of approximately 0.9 million short tons.

Gross margins increased to $93.5 million for the three months ended February 28, 2005 compared to $0.3 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the acquisition of IMC, which contributed margins of $92.7 million. The IMC acquisition includes the negative effect of purchase accounting adjustments of $7.0 million related to increased amortization from the step-up in basis of fixed assets.

Nitrogen

Nitrogen’s net sales for the three months ended February 28, 2005 decreased 46 percent to $32.7 million compared to $60.4 million in the comparable period of the prior fiscal year. Gross margins decreased 20 percent to $2.0 million for the three months ended February 28, 2005 compared to $2.5 million in the comparable period of the prior fiscal year. The unfavorable sales variance was due primarily to a decrease in volume of 0.1 million short tons and a decrease in average sale price of $49.91 per short ton or $13.2 million. Margins were unfavorably impacted due primarily to decreased average sale prices.

For the three months ended February 28, 2005, equity earnings decreased $0.4 million to $2.4 million compared to $2.8 million for the three months ended February 29, 2004.

Offshore

Offshore’s net sales for the three months ended February 28, 2005 decreased 21 percent to $196.9 million compared to $249.4 million in the comparable period of the prior fiscal year. This decrease is primarily due to a decline in volumes in Brazil, Hong Kong and the Netherlands. The decline in Brazil is due to lower than anticipated planting which has resulted in an over-supply in the market. The lower volumes in Hong Kong continue to be caused by higher ocean freight rates which makes domestic product more attractive. The lower volumes in the Netherlands were the result of the Company’s agency agreement with EuroChem being discontinued effective July 2004. The decrease due to volumes is partially offset by an 18 percent, or $18 per short ton increase in prices.

Gross margins decreased 76 percent to $5.9 million for the three months ended February 28, 2005 compared to $25.0 million in the comparable period of the prior fiscal year. This decrease is primarily the result of increased fertilizer cost, which increased $22 per ton over the prior fiscal year, decreased volumes as discussed above, partially offset by increased prices as noted above.

For the three months ended February 28, 2005, equity earnings increased $8.8 million to $14.6 million compared to $5.8 million for the three months ended February 29, 2004.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the three months ended:

	February 28, 2005	February 29, 2004
Sales volumes (in thousands of short tons)[a]:
Phosphates[b]	2,859	1,232
Potash	2,251	—
Nitrogen	221	234
Offshore	2,145	3,283
Average price per ton[c]:
DAP	$201	$169
Potash	$107	$—

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Includes captive sales of 86 and 51 tons in 2005 and 2004, respectively, to the Company’s Offshore businesss segment.
[c]	Average prices are calculated based on sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended February 28, 2005 increased to $64.8 million from $28.5 million in the comparable period of the prior fiscal year. This increase was primarily the result of the acquisition of IMC, increased offshore operations in Mexico and Russia, costs related to the Combination, including increased headcount resulting from the transition period, and accruals for employee benefit programs.

Other operating (income) expense, net

Other operating (income) expense, net for the three months ended February 28, 2005 changed $0.9 million to $1.0 million of income from $0.1 million of income in the comparable period of the prior fiscal year. The favorable variance was primarily the result of income received through selling of excess shipping capacity, partially offset by a $3.0 million increase to the Company’s environmental accruals.

Interest expense

Interest expense for the three months ended February 28, 2005 increased $38.2 million to $44.3 million from $6.1 million in the comparable period of the prior fiscal year. The unfavorable variance was primarily the result of additional IMC debt acquired in the Combination. This amount was net of $11.0 million from the amortization of the fair market value adjustment of IMC’s debt recorded in purchase accounting. Interest expense included a non-cash $4.1 million adjustment related to interest rate swaps, which had previously been accorded hedge accounting treatment. See Note 13 of notes to condensed consolidated financial statements. Partially offsetting this increase was a decreased interest expense due to the new credit facility secured during the third quarter with lower interest rates.

Foreign currency transaction (gain) loss

Foreign currency transaction (gain) loss for the three months ended February 28, 2005 changed $29.5 million to a gain of $30.8 million from a gain of $1.3 million in the prior year period. This was primarily caused by a weakening of the Canadian dollar against the U.S. dollar, which impacted the Company because of the inclusion of the Canadian potash operations acquired in the Combination. This impacts the carrying value of U.S. dollar denominated net assets of Potash, for which the Canadian dollar is the functional currency.

Other (income) expense, net

Other (income) expense, net for the three months ended February 28, 2005 changed $1.0 million to $1.3 million of expense from $0.3 million of expense in the comparable period of the prior fiscal year. The favorable variance was primarily the result of an increase in interest income.

Provision (benefit) for income taxes

The provision for income taxes for the three months ended February 28, 2005 was $38.5 million on pre-tax income from consolidated companies before the cumulative effect of a change in accounting principle of $57.9 million, or a tax rate of 66.5 percent, versus a tax provision of $5.8 million on pre-tax earnings from consolidated companies before the cumulative effect of a change in accounting principle of $13.0 million, or a tax rate of 44.6 percent in the prior year period. Included in the provision for the period ended February 28, 2005 was the reversal of an estimated income tax provision related to Brazilian operations of $2.2 million related to periods ended prior to December 31, 1994. The statute of limitations to these periods has expired and this provision is no longer required. Without this adjustment, the income tax provision for the period would have been $40.7 million, or a provision rate of 70.3 percent.

The increase in the tax rate for the current year period when compared to the tax rate for the prior year period results principally from the inability to record current tax benefits for operating losses incurred by U.S. operations, principally those related to IMC. The higher tax rate is also partly attributable to higher Canadian tax rates imposed on the Company’s profitable Canadian Potash operations.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In general terms, the QPA provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate. As the QPA will not apply to Company’s operations until the tax year commencing June 1, 2005 the impact of the QPA is not reflected in the reported results of the Company.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has begun an analysis of the potential benefit of the FER provision. However, due to the absence of guidance by the Internal Revenue Service on the application of certain provisions of the FER, the Company is unable to make a determination at this time as to whether the FER provision will be of benefit to the Company.

Nine months ended February 28, 2005 vs. Nine months ended February 29, 2004

Net sales for the nine months ended February 28, 2005 were $2,947.0 million and gross margins were $279.9 million. Net earnings for the nine months ended February 28, 2005 were $71.5 million, or $0.21 per diluted share. Net sales for the nine months ended February 29, 2004 were $1,765.0 million and gross margins were $123.5 million. Net earnings for the nine months ended February 29, 2004 were $41.2 million, or $0.16 per share.

Net sales for the nine months ended February 28, 2005 increased $1,182.0 million or 67 percent from the prior year period while gross margins increased $156.4 million. The increase in net sales was primarily the result of the acquisition of IMC, which resulted in a $926.2 million increase to net sales. In addition, higher concentrated phosphate sales prices of $140.9 million, an increase in offshore sales prices of $235.0 million, an increase in ammonia, feed product and sulfuric acid sales of $26.5 million, $12.7 million and $3.1 million, respectively contributed to the increase. This increase was partially offset by lower concentrated phosphate volumes of $22.0 million, a reduction of sales through the Canadian distribution business of $11.9 million and reduced volumes in Brazil, Hong Kong and the Netherlands of $135.0 million. Gross margins increased primarily as a result of the acquisition of IMC. In addition, higher concentrated phosphate sales prices and higher offshore distribution sales prices, as previously discussed contributed to the increase, partially offset by an increase in phosphate operating costs of $70.8 million, higher ammonia costs of $24.5 million and increased product costs of approximately $85.0 million related to the Company’s offshore operations, contributed to the increase.

The operating results of the Company’s significant business segments are discussed in more detail below.

Phosphates

Phosphates’ net sales for the nine month period ended February 28, 2005 increased 79 percent to $1,498.7 million compared to $839.5 million in the comparable period of the prior fiscal year largely because of the acquisition of IMC which resulted in a $505.9 million increase to net sales. In addition, higher concentrated phosphate sales prices of $140.9 million and increased sales of ammonia, animal feed products and sulfuric acid of $26.5 million, $12.7 million and $3.1 million, respectively, contributed to the increase. The increase in net sales was partially offset by lower concentrated phosphate sales volumes of $22.0 million and a reduction of sales through the Canadian distribution business of $11.9 million. The increase in concentrated phosphate sales prices was primarily the result of higher international and domestic net sales of DAP of $82.1 million and $14.1 million, respectively, higher international and domestic sales of GMAP of $30.9 million and $5.1 million, respectively, higher international and domestic sales of GTSP of $2.9 million and $1.2 million, respectively, and higher international and domestic sales of MicroEssentials TM of $3.1 million and $1.5 million, respectively. The decrease in concentrated phosphate sales volumes was primarily the result of decreased international DAP shipments to China, India, Argentina, Ethiopia and Mexico, decreased international GTSP sales to Argentina, Brazil and Japan, decreased international GMAP sales to Brazil, Chile and Mexico and decreased MicroEssentials TM shipments to Australia. The volume decrease was partially offset by increased international GMAP shipments to Venezuela, South Africa and Argentina. Average DAP prices increased 25 percent to $198 per short ton in the nine month period ended February 28, 2005 from $158 per short ton in the prior fiscal year comparable period.

Gross margins increased to $66.0 million for the nine months ended February 28, 2005 compared to $28.6 million in the comparable period of the prior fiscal year. Margins were favorable as a result of higher concentrated phosphate prices discussed above and the acquisition of IMC which added $27.7 million to gross margins in the period. The IMC acquisition includes the effect of reduced amortization of $6.9 million from the step-down in basis of fixed assets. The increase to gross margin is partially offset by increased operating expenses of $70.8 million, partially related to the 2004 Florida hurricanes which adversely impacted the Company’s Florida operations, increased ammonia costs of $24.5 million and increased plant shutdown and other costs of $35.3 million.

Potash

Potash’s net sales for the nine months ended February 28, 2005 increased to $445.7 million compared to $30.2 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of the acquisition of IMC which resulted in net sales of $420.2 million. The sales during the period reflect an average sales price of approximately $105 per short ton as well as domestic sales volumes of approximately 1.9 million short tons and international sales volumes of approximately 1.3 million short tons.

Gross margins increased to $120.4 million for the nine months ended February 28, 2005 compared to $1.0 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the acquisition of IMC which resulted in margins of $118.5 million that included the negative effect of purchase accounting adjustments on cost of sales for the period of $30.6 million. These purchase accounting adjustments included the write-off of the fair market value adjustment related to inventory sold during the period of $19.5 million and $11.1 million of increased amortization from the step-up in basis of fixed assets.

Nitrogen

Nitrogen’s net sales for the nine months ended February 28, 2005 decreased 8 percent to $142.1 million compared to $154.6 million in the comparable period of the prior fiscal year. Gross margins increased 25 percent to $10.9 million for the nine months ended February 28, 2005 compared to $8.7 million in the comparable period of the prior fiscal year. Net sales were unfavorable due primarily to decreased average sale price. Margins were favorable due primarily to lower product costs.

For the nine months ended February 28, 2005, equity earnings increased $1.1 million to $8.3 million compared to $7.2 million for the nine months ended February 29, 2004.

Offshore

Offshore’s net sales for the nine months ended February 28, 2005 increased 10 percent to $1,009.5 million compared to $919.2 million in the comparable period of the prior fiscal year. The increase in net sales was primarily the result of a $34 per ton, or 30 percent, increase in prices and an increase in volume to Mexico and France, partially offset by a decline in volumes in Brazil, Hong Kong and the Netherlands. The lower volumes in Brazil mainly occurred because of a decrease in crop nutrient application and lower than anticipated new plantings. The lower volumes in Hong Kong were caused by higher ocean freight rates which makes domestic product more attractive to purchasers in Hong Kong. The lower volumes in the Netherlands were the result of the Company’s agency agreement with EuroChem being terminated effective July 2004.

Gross margins increased 2 percent to $86.5 million for the nine months ended February 28, 2005 compared to $84.6 million in the comparable period of the prior fiscal year. Gross margins increased primarily as a result of the issues discussed in the preceding paragraph, partially offset by higher costs incurred in acquiring the higher priced product.

For the nine months ended February 28, 2005, equity earnings increased $16.4 million to $32.8 million compared to $16.4 million for the nine months ended February 29, 2004.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the nine months ended:

	February 28, 2005	February 29, 2004
Sales volumes (in thousands of short tons)[a]:
Phosphates[b]	6,496	4,347
Potash	3,249	—
Nitrogen	743	699
Offshore	6,932	8,131
Average price per ton[c]:
DAP	$198	$158
Potash	$105	$—

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Includes captive sales of 551 and 493 tons in 2005 and 2004, respectively, to Offshore.
[c]	Average prices are calculated based on sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first nine months of 2004 increased $66.1 million to $141.2 million from $75.1 million in the prior year period. This increase was primarily the result of the acquisition of IMC, increased offshore operations in Mexico and France, costs related to the Combination including increased headcount resulting from the transition period and accruals for employee benefit and incentive bonus programs.

Other operating (income) expense, net

Other operating (income) expense, net for the nine months ended February 28, 2005 changed $2.9 million to $3.3 million of income from $0.4 million of income in the comparable period of the prior fiscal year. The favorable variance was primarily the result of the receipt of a termination fee of $6.0 million resulting from early termination of an agency agreement with EuroChem in July 2004 and income received through selling of excess shipping capacity, partially offset by an increase of $3.0 million to the Company’s environmental accruals and a $5.0 million impairment charge for CCN’s Riverview GTSP plant in Florida that was closed prior to the Combination.

Interest expense

Interest expense for the nine months ended February 28, 2005 increased $55.1 million to $76.9 million from $21.8 million in the comparable period of the prior fiscal year. The unfavorable variance was primarily the result of additional IMC debt acquired in the Combination. This amount was net of $17.2 million from the amortization of the fair market value adjustment of IMC’s debt, prior to the Combination, recorded in purchase accounting. Interest expense included a non-cash $4.1 million adjustment related to interest rate swaps which had previously been accorded hedge accounting treatment. Partially offsetting this increase was a decreased interest expense due to the new credit facility secured during the third quarter with lower interest rates.

Foreign currency transaction loss

Foreign currency transaction (gain) loss for the nine months ended February 28, 2005 changed $6.0 million to a gain of $5.9 million from a loss of $0.1 million in the prior year period. Approximately $3.4 million of the favorable variance is the result of the marking to market of a promissory note issued by Saskferco to the Company. The remaining gain was primarily caused by a weakening of the Brazilian reias and the Thai baht against the U.S. dollar.

Other (income) expense, net

Other (income) expense, net for the nine months ended February 28, 2005 changed $3.2 million to $3.6 million of income from $0.4 million of income in the comparable period of the prior fiscal year. The favorable variance was primarily the result of an increase in interest income and the sale of the Company’s remaining minority investment in its former salt business of which the controlling interest was sold in 2001.

Provision for income taxes

The provision for income taxes related to earnings from consolidated companies before the cumulative effect of a change in accounting principle for the nine months ended February 28, 2005 was $44.2 million on pre-tax earnings before the cumulative effect of a change in accounting principle of $74.6 million or an effective tax rate of 59.2 percent, versus a provision of $9.8 million on pre-tax earnings before the cumulative effect of a change in accounting principle of $27.3 million, or a tax rate of 35.9 percent for the prior year period.

The increase in the tax rate for the current year period when compared to the tax rate for the prior year period results principally from the inability to record current tax benefits for operating losses incurred by U.S. operations, principally those related to IMC. The higher tax rate is also partly attributable to higher Canadian tax rates imposed on the Company’s profitable Canadian potash operations.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires judgments and estimates on the part of management, especially for the items below. The Company evaluates the recoverability of certain non-current and current assets utilizing various estimation processes. In particular, the recoverability of February 28, 2005 balances for goodwill and long-lived assets of $2,231.5 million and $4,337.4 million, respectively, are subject to estimation processes that are dependent upon the accuracy of underlying assumptions, including future product prices and volumes. These estimates and assumptions are based upon the Company’s historical experience and on factors believed to be reasonable by management under the circumstances. A summary of the significant accounting policies, including those discussed below, are included in Note 1 of Notes to Condensed Consolidated Financial Statements.

Fair value of certain assets of the former IMC

Mosaic engaged an outside appraisal firm to assist in determining the fair value of the long-lived, tangible and the identifiable intangible assets of IMC. The Company has used the appraisal firm’s most recent appraisal for the current quarter. The final appraised values of the long-lived, tangible assets and the identifiable intangible assets may differ from the amounts presented. Management is currently assessing the activities of the acquired business and evaluating whether any changes to those activities are necessary in light of management’s future business plan. This could result in changes to the balances recorded for these assets and, in turn, an adjustment to the Mosaic goodwill balance as of February 28, 2005.

Recoverability of goodwill

As described in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company will perform its annual test for impairment of goodwill during the second quarter of each year in accordance with SFAS No. 142. The goodwill balance as of February 28, 2005 was primarily the result of the Combination that occurred on October 22, 2004. No indicators of impairment have occurred since that date.

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

Environmental and reclamation activities

The Company also records accrued liabilities for various environmental and reclamation matters, asset retirement obligations and the demolition of former operating facilities. As of February 28, 2005, the balances of these accrued liabilities were $17.3 million, $283.8 million and $14.7 million, respectively. The estimation processes used to determine the amounts of these accrued liabilities are complex and use information obtained from Company-specific and industry data, as well as general economic information. Accruals for environmental matters are based on third party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing litigation. The Company is required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. The Company determines the amount of accruals required, if any, for contingencies after carefully analyzing each individual issue. The required accruals may change due to new developments in each matter, or changes in approach, such as a change in settlement strategy in dealing with these matters. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Using reasonably possible alternative assumptions of the exposure could result in an increase or decrease to the environmental reserve. Due to the inherent uncertainties related to environmental exposures, a significant increase to the reasonably possible exposure level could occur if the scope of the remediation was increased, a significant increase in the Company’s proportionate share occurred or a new site was identified to need environmental remediation.

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

Capital Resources and Liquidity

The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on the Company’s ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. The Company believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet the Company’s operating and capital expenditure requirements and to service its debt and meet other contractual obligations as they become due.

Most of the Company’s various material debt instruments have cross-default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of the Company’s material debt instruments the Mosaic Credit Facility has the lowest specified threshold amount, $30.0 million.

The Mosaic Credit Facility is intended to serve as Mosaic’s primary senior secured bank credit facility to meet the combined liquidity requirements of all of Mosaic’s business segments. The Mosaic Credit Facility includes the $450.0 million Revolving Credit Facility, the $50.0 million Term Loan A Facility and the $350.0 million Term Loan B Facility. The borrowers under the Revolving Credit Facility are Mosaic, Mosaic Fertilizer, LLC and Mosaic Global Holdings Inc.; the borrower under the Term Loan A Facility is Mosaic Potash Colonsay ULC; and the borrower under the Term Loan B Facility is Mosaic Global Holdings Inc. The interest rate currently applicable to borrowings under the Revolving Credit Facility and the Term Loan A Facility is LIBOR plus 125.0 basis points while the interest rate applicable to the Term Loan B Facility is LIBOR plus 150.0 basis points.

Under the Revolving Credit Facility, Mosaic may from time to time borrow, repay and reborrow amounts as revolving loans or swingline loans or obtain letters of credit, up to a maximum of $450 million principal amount outstanding at any time. As of February 28, 2005, there were no borrowings outstanding under the Revolving Facility and outstanding letters of credit under the Revolving Facility totaled approximately $136.2 million. The net available borrowings under the Revolving Facility as of February 28, 2005 was approximately $313.8 million. As of February 28, 2005, the outstanding principal amount of borrowings under the Term Loan A Facility and the Term Loan B Facility were $50 million and $350 million, respectively.

The maturity date of the Revolving Credit Facility is February 18, 2010, the maturity date of the Term Loan A Facility is February 19, 2010 and the maturity date of the Term Loan B Facility is February 21, 2012; provided, however, that an Event of Default would occur unless (a) prior to November 30, 2007, the 2008 Senior Notes have either been repurchased, redeemed or refinanced pursuant to an issuance of unsecured debt securities having a maturity date after August 1, 2012 that have terms no less favorable than those of Mosaic Global Holdings’ 10.875% Senior Notes due 2013, such that not more than $100,000,000 of the 2008 Senior Notes remains outstanding on November 30, 2007, and otherwise in accordance with the provisions of the Credit Agreement, (b) as of November 30, 2007, the Leverage Ratio (as defined in the Credit Agreement) is less than 2.5 to 1.0, or (c) prior to November 30, 2007, (i) all obligations under the Credit Agreement have been paid in full, and (ii) the lenders have no further commitment to lend, or further exposure under letters of credit issued, under the Credit Agreement. There can be no assurance that, prior to November 30, 2007, the 2008 Senior Notes will have been repurchased, redeemed or refinanced, that the Leverage Ratio will be less than 2.5 to 1.0, or that all obligations under the Credit Agreement will have been paid in full and the lenders will have no further commitments to lend or exposure under letters of credit, in accordance with the provisions of the Credit Agreement.

Prior to maturity, in general, the applicable borrower is obligated to make quarterly amortization payments of principal commencing June 30, 2005 with respect to the Term Loan A Facility and the Term Loan B Facility of $593,750 and $875,000, respectively. In addition, if Mosaic’s Leverage Ratio is more than 3.75 to 1.0, borrowings must be prepaid from 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006.

The Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. Mosaic’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that Mosaic would be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs. Mosaic was in compliance with the provisions of the Credit Agreement as of February 28, 2005 and expects to be in compliance throughout fiscal 2005; however, in the event that Mosaic were not to maintain the required financial ratios, there can be no assurance that Mosaic would be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. which would allow the lenders to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any then-existing commitments to supply the Company with further funds (including periodic rollovers of existing borrowings).

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock beginning February 18, 2005 to $20 million plus an amount equal to the sum of (a) 25% of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25% of the net proceeds from equity offerings by Mosaic that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Facility plus permitted investments must be at least $100 million.

The Credit Facility replaced two prior senior secured credit facilities, the Mosaic Global Holdings Credit Facility and The Mosaic Company Credit Facility (Interim Credit Facility). The Mosaic Global Holdings Credit Facility consisted of a revolving credit facility of up to $210.0 million available for revolving credit loans, swingline loans and letters of credit and a term loan B facility of approximately $249.8 million. The Interim Credit Facility consisted of a revolving credit facility available for revolving loans, swingline loans and letters of credit of up to $160.0 million.

As part of the Combination on October 22, 2004, certain indebtedness owed by CCN became indebtedness of the Company and its consolidated subsidiaries. Mosaic Fertilizantes Ltda., the Brazilian subsidiary of Mosaic that serves as the parent company for Mosaic’s Brazilian businesses, has outstanding variable rate short term notes to a Cargill affiliate with an outstanding principal balance of approximately $40.0 million as of February 28, 2005 and is included in the due to Cargill, Incorporated and affiliates in current liabilities in the Condensed Consolidated Balance Sheet. The outstanding principal amount of other outstanding indebtedness, excluding the $40.0 million discussed above, owed by the former CCN business that are now consolidated by Mosaic was approximately $86.6 million as of February 28, 2005. Of this balance $53.5 million is classified as short-term debt and $33.1 million is classified as long-term debt in the Condensed Consolidated Balance Sheet.

On June 13, 2002, PhosChem entered into a $65.0 million receivable purchase facility with Rabobank as agent, and other lenders, (PhosChem Facility). This facility supports PhosChem’s funding of its purchases of crop nutrients from the Company and other PhosChem members and is nonrecourse to the Company. On June 3, 2003, the PhosChem Facility was amended to reduce it to a $55.0 million receivable facility. On November 29, 2004, the PhosChem Facility was amended to extend the maturity date to November 30, 2007. The PhosChem Facility bears an interest rate at LIBOR plus 112.5 basis points. As of February 28, 2005, $26.4 million was outstanding under the PhosChem Facility.

On May 7, 2003, Mosaic USA LLC (formerly known as IMC USA Inc. LLC) (Mosaic USA) entered into a five year, $55.0 million revolving credit facility (Potash Facility) where it could borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. The Potash Facility was amended prior to the closing of the Combination to permit it to close. On December 15, 2004, the Potash Facility was terminated. Because the facility was terminated prior to maturity, an early termination fee and miscellaneous fees of approximately $0.6 million were paid to the lenders pursuant to the terms of the loan agreement for the Potash Facility Loan Agreement, as amended

The indentures relating to Mosaic Global Holdings’ outstanding Senior Notes contain provisions requiring Mosaic Global Holdings to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of Mosaic Global Holdings at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the Combination resulted in a change of control of the Company under the terms of those indentures. As of October 22, 2004, the closing date of the Combination $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. The Company made the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Pursuant to this offer, on January 10, 2005, Mosaic Global Holdings repurchased $19.5 million aggregate principal amount of the Mosaic Global Holdings Senior Notes.

On November 16, 2004, Mosaic Global Holdings initiated the Debt Consent Solicitation pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and

CCN. As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which the Company conducts the Florida phosphate fertilizer and feed ingredients businesses contributed by CCN) and Mosaic Crop Nutrition, LLC (through which the Company conducts the domestic distribution operations contributed by CCN) guaranteed the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes and the indentures relating to the Other Notes. The Company paid a consent fee of $16.7 million with respect to the consents related to the Mosaic Global Holdings Senior Notes.

The Company incurs liabilities for reclamation activities and phosphogypsum stack system closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of February 28, 2005, the Company had $93.3 million in surety bonds outstanding and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, the Company has posted $43.5 million of collateral in the form of letters of credit. In addition the Company had letters of credit supporting reclamation activity of $5.3 million. The surety bonds generally require the Company to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. In the future, there can be no assurance that the Company will be able to pass such tests of financial strength to purchase surety bonds on the same terms and conditions, or to discharge, or post additional collateral with respect to, surety bonds if requested to do so. However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum systems located in the State of Florida. The new phosphogypsum management rules, regulated by the Florida Department of Environmental Protection (FDEP), are scheduled to become effective in July 2005 and financial tests which are more stringent than the current rules, including the requirement that phosphogypsum closure cost estimates include the cost of treating process water. Like the current rules, the amended rules will include alternative mechanisms in which to meet the financial assurance requirements. In light of the burden associated with meeting the new requirements, in April 2005 the Company entered into a Consent Agreement with the FDEP that allows it to meet alternate financial tests until May 31, 2009, at which time the Company will be required to comply with the new rules. The Company anticipates that it will be able to fully comply with the proposed Consent Agreement until May 31, 2009 and with the new rules thereafter, provided however, there can be no assurance that the Company will be able to do so. The Company currently recognizes both phosphogypsum closure costs and phosphogypsum water treatment costs as liabilities in accordance with SFAS No. 143.

During 2004, IMC announced that Mosaic Phosphates Company (formerly known as IMC Phosphates Company and referred to herein as Mosaic Phosphates) elected to terminate a phosphate rock sales agreement with U.S. Agri-Chemicals (USAC) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates during 2000. The contract permits Mosaic Phosphates to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of an early termination under this provision, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract under these provisions by providing notice to USAC in September, 2004. Termination of the contract will result in a reduction of Mosaic Phosphates revenues on an annualized basis by approximately $60.0 million following the effective date of termination in 2007, but the reduction in revenues is expected to have a negligible impact on earnings. The repayment of the Near Term Payment is not required until the effective date of termination in 2007.

Operating activities provided $62.6 million of cash for the nine months ended February 28, 2005 compared to providing $48.4 million for the same period in the prior period. The favorable variance from the prior year was primarily the result of an increase in net earnings and the impact of higher depreciation, depletion and amortization, partially offset by an increase in the amount invested in working capital.

Investing activities used $115.4 million for the nine months ended February 28, 2005 compared to using $98.8 million for the same period in the prior period. This change was primarily the result of a $60.9 million increase in capital spending and a $15.2 million investment in a promissory note issued to Saskferco, partially offset by the cash provided from the IMC acquisition of $52.8 million. In April 2005, the Company announced it is starting work immediately on an expansion of its Esterhazy potash facility. The Esterhazy expansion will add 400 thousand tons of annual capacity and will be completed in the fall of 2006. Further expansions of 1.6 million tons of annual capacity at its Saskatchewan potash facilities are in the engineering phase and pending internal approvals. The investment for this total 2 million ton capacity addition will be in the order of $210 million.

Cash provided by financing activities for the nine months ended February 28, 2005 of $153.1 million increased by $98.7 million from cash provided by financing activities of $54.4 million for the nine months ended February 29, 2004. This change was primarily the result of net proceeds from the issuance of debt in the current year of $166.1 million compared to net debt payments in the prior period of $9.5 million, partially offset by payments to Cargill in the current year of $12.6 million compared to cash received from Cargill in the prior period of $61.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivative contracts to minimize foreign currency risks and the effects of changing natural gas prices. The Company does not enter into derivatives for trading purposes.

The Company uses foreign currency forward contracts, costless collars and call options, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statement of Operations. One of the primary currency exposures relates to the Potash business segment whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. The Company had a notional amount of $310.7 million of Canadian dollar exchange contracts outstanding as of February 28, 2005. The Canadian dollar contracts outstanding as of February 28, 2005 mature in various months through February 2006. These agreements provide for the sale of U.S. dollars at a weighted-average protected rate of 1.233 Canadian dollar per U.S. dollar as of February 28, 2005. The costless collars had a weighted-average protected rate of 1.196 Canadian dollar per U.S. dollar, which was included in the weighted-average protected rate of 1.233 Canadian dollar per U.S. dollar discussed above, and a weighted-average participation rate of 1.277 Canadian dollar per U.S. dollar as of February 28, 2005. The Company’s operations in Brazil monitor their foreign currency risk by assessing their balance sheet, committed, uncommitted and economic exposures. The Brazilian operations enter into hedge contracts based on the results of this assessment. As of February 28, 2005, the Brazilian operations had entered into a forward contract to purchase $16.0 million U.S. dollars at a weighted average rate of 2.629 Brazilian reais per U.S. dollar. The Company’s other foreign locations enter into forward contracts to reduce foreign currency risk associated with U.S. dollar denominated payables and receivables. As of February 28, 2005, in India there were contracts to purchase $34.0 million U.S. dollars at a weighted average rate of 43.916 rupees per U.S. dollar, in France there was a contract to purchase $0.8 million U.S. dollars at a rate of 1.304 Euros per U.S. dollar, in Thailand there was a contract to purchase $25.0 million U.S. dollars at a rate of 38.45 Bahts per U.S. dollar and in Chile there were contracts to purchase $24.4 million U.S. dollars at an average rate of 576.19 Chilean pesos per U.S. dollar.

In addition to the above, Potash translates its U.S. dollar denominated balance sheet accounts to Canadian dollars, which results in transaction gains or losses reflected in the Condensed Consolidated Statement of Operations. All of Potash’s balance sheet accounts are then translated back to U.S. dollars, the impact of which is reflected in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. This latter translation impact is recorded directly to stockholders’ equity and not in the Condensed Consolidated Statement of Operations. The Company does not hedge this transaction exposure. The Company incurred $25.4 million of transaction gains for the three months ended February 28, 2005 and $1.2 million of transaction loss for the nine months ended February 28, 2005.

The Company uses natural gas forward purchase contracts and three-way hedges to reduce the risk related to significant price changes in natural gas. The forward contracts extend through December 2007 and have an average price of $5.58 per mmbtu of natural gas. The Company had natural gas forward purchase contracts with notional amounts of 13.8 million mmbtu outstanding as of February 28, 2005. In a three-way hedge, the Company buys a call, sells a call at a higher price and sells a put. The three-way hedge structure allows for greater participation in a decrease in natural gas prices and protects against moderate price increases. However, the Company will have some exposure to large price increases. The Company has 0.6 million mmbtu hedged in this manner at an average price of $6.66 on the calls purchased, $7.77 on the calls sold and $5.34 on the puts sold. The three-way hedges extend through March 2005.

Mosaic Global Holdings has a fixed to floating rate interest swap agreement entered into prior to the Combination with respect to $150.0 million of its $400.0 million 10.875 percent Senior Notes, due 2013 (Swap). The Swap calls for the Company to pay a floating rate of interest equal to six-month LIBOR plus 636 basis points and the counterparty to pay a fixed rate of 10.875 percent. Interest payments are due February 1 and August 1 until maturity. On those dates, the floating rate is adjusted for changes to the current six-month LIBOR. The counterparty has the right to call the Swap beginning August 1, 2008 until maturity.

The Company conducted sensitivity analyses of its debt assuming a one percentage point adverse change in interest rates on outstanding borrowings from its actual level as of February 28, 2005. Holding all other variables constant, the hypothetical adverse changes would not materially affect the Company’s financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in the Company’s financial structure.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

(b) Internal Control Over Financial Reporting - There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that was identified in connection with such evaluation during the quarter ended February 28, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits

Reference is made to the Exhibit Index on page E-1 hereof.

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “except,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the Company’s ability to successfully integrate the operations of IMC and the CCN businesses; the Company’s ability to fully realize the expected costs savings from the Combination within the expected time frame; the ability to develop and execute comprehensive plans for asset rationalization; the financial resources of Mosaic’s competitors; the retention of existing, and continued attraction of additional, customers and key employees following the Combination; the effect of any conditions or restrictions imposed on or proposed with respect to the Company by regulators following the Combination; general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; changes in the outlook of the phosphate, potash or nitrogen market; the impact of competitive products, including the introduction of new competitive products and the expansion or contraction of production capacity or selling efforts by competitors; pressure on prices realized by the Company for its products; changes in the costs, or constraints on supplies, of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings and regulatory matters affecting the Company, including environmental and administrative proceedings involving the Company; success in implementing the Company’s various initiatives; the rating of Mosaic’s and Mosaic Global Holdings securities and changes that may occur in the U.S. financial markets; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports. In addition, the Company has consummated the Combination and its Board of Directors and management are not identical to the Board of Directors or management of either CCN or IMC prior to the Combination. The Company’s Board and management may operate the combined businesses of the Company in a manner that differs from the manner in which the historical operations of either CCN or IMC were operated on a standalone basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ ROBERT M. QUALLS
Robert M. Qualls
Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date: April 12, 2005

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2	Letter Agreement dated April 11, 2005 to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc. (now known as The Mosaic Company), GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004		X

4.v.	Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	Exhibit 4.v. to Mosaic’s Current Report on Form 8-K for February 18, 2005*

10.i.	Amendment No. 1 dated as of January 10, 2005 to the Credit Agreement, dated as of October 22, 2004, among registrant, the lenders party thereto and JPMorgan Chase Bank	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K for January 19, 2005*

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

99	Press release dated April 12, 2005 of registrant		X

*	SEC File No. 001-32327

E-1