Form 10-Q
period 2005-08-31
MOSAIC CO
filed 2005-10-07
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 381,438,252 common shares and 5,458,955 class B common shares as of September 30, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Mosaic Company have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The consolidated financial statements included in this document include, in the opinion of our management, all adjustments necessary for fair presentation of our financial position as of August 31, 2005 and our results of operations and cash flows for the quarters ended August 31, 2005 and 2004. The following notes should be read in conjunction with the accounting policies and other disclosures in the notes to the consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31, 2005	Three months ended August 31, 2004
		(as restated)
Net sales	$1,403.6	$724.8
Cost of goods sold	1,154.8	642.6

Gross margin	248.8	82.2
Selling, general and administrative expenses	57.0	31.0
Other operating income	(0.2)	(5.8)

Operating earnings	192.0	57.0
Interest expense	38.3	7.6
Foreign currency transaction loss	39.0	1.6
Other income	(0.9)	(0.3)

Earnings from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	115.6	48.1
Provision for income taxes	51.5	13.6

Earnings from consolidated companies before the cumulative effect of a change in accounting principle	64.1	34.5
Equity in net earnings of nonconsolidated companies	14.2	9.8
Minority interests in net earnings of consolidated companies	(2.2)	(1.2)

Earnings before the cumulative effect of a change in accounting principle	76.1	43.1
Cumulative effect of a change in accounting principle, net of tax	—	(2.0)

Net earnings	$76.1	$41.1

Earnings available for common stockholders:
Earnings before the cumulative effect of a change in accounting principle	$76.1	$43.1
Preferred stock dividend	(2.6)	—

Earnings available for common stockholders	$73.5	$43.1

Basic earnings per share:
Earnings before the cumulative effect of a change in accounting principle	$0.19	$0.17
Cumulative effect of a change in accounting principle, net of tax	—	(0.01)

Basic net earnings per share	$0.19	$0.16

Basic weighted average number of shares outstanding	380.0	250.6
Diluted earnings per share:
Earnings before the cumulative effect of a change in accounting principle	$0.18	$0.17
Cumulative effect of a change in accounting principle, net of tax	—	(0.01)

Diluted net earnings per share	$0.18	$0.16

Diluted weighted average number of shares outstanding	433.9	250.6

(See Notes to Consolidated Financial Statements)

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	August 31, 2005	May 31, 2005
Assets
Current assets:
Cash and cash equivalents	$201.3	$245.0
Receivables, net of allowance for doubtful accounts of $15.0 and $14.9	632.2	607.5
Trade receivables due from Cargill, Incorporated and affiliates	33.0	64.2
Inventories	774.8	753.4
Deferred income taxes	1.8	2.2
Vendor prepayments	27.8	31.6
Other current assets	87.3	28.0

Total current assets	1,758.2	1,731.9
Property, plant and equipment, net	4,234.7	4,121.4
Investments in nonconsolidated companies	303.2	289.9
Note receivable from Saskferco Products Inc.	31.7	41.5
Goodwill	2,209.5	2,160.3
Other assets	70.1	66.5

Total assets	$8,607.4	$8,411.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$153.4	$204.9
Accounts payable	433.8	434.8
Trade accounts payable due to Cargill, Incorporated and affiliates	23.0	27.9
Accrued liabilities	340.5	356.6
Accrued income taxes	69.1	105.0
Customer prepayments	65.3	23.4

Total current liabilities	1,085.1	1,152.6
Long-term debt, less current maturities	2,438.3	2,455.2
Long-term debt—due to Cargill, Incorporated and affiliates	6.2	8.5
Deferred income taxes	746.8	692.2
Deferred asset retirement obligations	270.4	278.3
Accrued pension and postretirement benefits	214.3	217.3
Other noncurrent liabilities	362.9	372.1
Minority interest in consolidated subsidiaries	23.8	21.8

Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 2,750,000 shares issued and outstanding as of August 31, 2005 and May 31, 2005 (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 5,458,955 shares issued and outstanding as of August 31, 2005 and May 31, 2005	0.1	0.1
Common stock, 381,424,252 shares issued and outstanding as of August 31, 2005 and 379,409,047 as of May 31, 2005	3.8	3.8
Capital in excess of par value	2,193.4	2,166.2
Retained earnings	1,189.0	1,115.4
Accumulated other comprehensive income (loss)	73.3	(72.0)

Total stockholders’ equity	3,459.6	3,213.5

Total liabilities and stockholders’ equity	$8,607.4	$8,411.5

(See Notes to Consolidated Financial Statements)

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31, 2005	Three months ended August 31, 2004
		(as restated)
Cash Flows from Operating Activities
Net earnings	$76.1	$41.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	74.3	23.1
Minority interest	2.2	1.2
Deferred income taxes	57.6	5.8
Equity in net earnings of nonconsolidated companies, net of dividends	(10.2)	8.0
Cumulative effect of a change in accounting principle	—	2.0
Settlement of asset retirement obligations	(6.8)	(3.2)
Accretion expense for asset retirement obligations	13.4	2.6
Amortization of out-of-market contracts	(4.5)	—
Amortization of fair market value adjustment of debt	(12.0)	—
Amortization of debt financing fees and stock-based compensation expense	2.7	—
Pension and postretirement obligations funding	(8.2)	—
Unrealized gains on derivatives	(61.3)	—
Other charges	0.2	0.4
Other credits	(5.8)	3.7
Changes in assets and liabilities:
Receivables, net	(16.4)	(85.3)
Inventories	(21.4)	(42.4)
Other current assets	(7.3)	3.9
Accounts payable	(0.8)	44.3
Accrued expenses	(24.5)	(0.8)
Other current liabilities	7.6	28.6
Due to/from Cargill, Incorporated and affiliates	26.3	44.4

Net cash provided by operating activities	81.2	77.4
Cash Flows from Investing Activities
Capital expenditures	(90.7)	(38.9)
Proceeds from (investment in) note of Saskferco Products Inc.	11.8	(15.3)
Proceeds from the sale of assets	0.5	—
Other	(1.7)	(1.7)

Net cash used in investing activities	(80.1)	(55.9)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(71.7)	(4.1)
Proceeds from issuance of short-term and long-term debt	14.0	0.7
Proceeds from stock options exercised	23.5	—
Contributions by Cargill, Incorporated	—	(1.3)
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(0.1)	(3.9)
Cash dividends paid	(2.6)	(5.0)
Other	(0.4)	—

Net cash used in financing activities	(37.3)	(13.6)
Effect of exchange rate changes on cash	(7.5)	4.8

Net change in cash and cash equivalents	(43.7)	12.7
Cash and cash equivalents—beginning of period	245.0	10.1

Cash and cash equivalents—end of period	$201.3	$22.8

(See Notes to Consolidated Financial Statements)

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(Unaudited)

1. Organization and Nature of Business

Mosaic was created to serve as the parent company of the business that was formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated on October 22, 2004. In these notes to financial statements:

•	“Mosaic” means The Mosaic Company.

•	“We,” “us” and “our” mean Mosaic and may also include Mosaic and its direct and indirect subsidiaries as a group.

•	IMC Global Inc. is referred to as “IMC” or “Mosaic Global Holdings,” which is its new name after the Combination.

•	“Cargill” means Cargill, Incorporated and may also include its direct and indirect subsidiaries other than us.

•	“Cargill Crop Nutrition” or “CCN” means the fertilizer businesses of Cargill other than its retail fertilizer businesses.

•	“Combination” means the business combination between IMC and CCN.

•	“Preferred Stock” means our 7.50% mandatory convertible shares.

We conduct our business through wholly and majority owned subsidiaries as well as investments accounted for by the equity method. We are organized into the following four business segments which are engaged in producing, blending and distributing crop nutrient and animal feed products around the world.

Our Phosphates business segment, which we refer to as Phosphates, owns and operates mines and processing plants in Florida that produce phosphate fertilizer and feed phosphate, and processing plants in Louisiana that produce phosphate fertilizer. Phosphates’ results include North American distribution activities and results of Phosphate Chemical Export Association, Inc., which we refer to as PhosChem. Our financial statements include PhosChem as a consolidated subsidiary. As a result, our sales include all PhosChem member sales. However, gross margin reflects only our portion of PhosChem’s sales.

Our Potash business segment, which we refer to as Potash, mines and processes potash in Canada and the United States.

Our Offshore business segment, which we refer to as Offshore, consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several countries as well as production facilities in Brazil and China.

Our Nitrogen business segment, which we refer to as Nitrogen, includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc., which we refer to Saskferco, a Saskatchewan based corporation, as well as nitrogen products purchased from third parties. Nitrogen also includes results from our 50 percent ownership interest in Saskferco.

Throughout the discussion below, we measure units of production, sales and raw materials in tonnes. When we use the word “tonne” or “tonnes,” we mean a metric tonne or tonnes of 2,205 pounds each unless we specifically state than we mean short or long ton(s).

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

In recording transactions and balances resulting from business operations, we use estimates based on the best information available. Estimates are used for such items as fair value of certain assets, recoverability of goodwill and long-lived assets, environmental and reclamation activities, and the income tax provision, among others. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on our net income or total stockholders’ equity as previously reported.

3. Changes in Accounting Principle

Change in Inventory Costing Method

During the second quarter of fiscal year 2005, we changed our method of inventory costing from the last-in, first-out (LIFO) method to the weighted-average cost method. The adopted accounting principle is preferable in the circumstances because the weighted-average cost method better measures the current value of phosphate crop nutrients inventory and provides a more accurate reflection of our financial position. The change also conformed the inventory costing methodology for phosphate crop nutrients to the policy utilized by our other business segments. We retroactively restated the consolidated financial statements for the period ended August 31, 2004. The effect of the change was to increase net earnings by $4.4 million or $0.01 per share in the first quarter of fiscal 2005.

Implementation of Two-Month Lag Reporting Policy for Fertifos Investment

We are an indirect 33.09 percent minority owner of Fertifos, a Brazilian holding company which owns a 55.8 percent ownership in Fosfertil, a publicly traded company in Brazil. Following the Combination, we changed our method of applying the equity method of accounting to our investment in Fertifos to include the results of operations for this investee in our reported results as of the dates and for the reporting periods for which Fosfertil has most recently made its financial information publicly available in Brazil, which results in a two-month lag in the reporting of our interest in the earnings of Fertifos in our consolidated financial statements. This reporting lag is the result of the different fiscal year-end and related interim period-end dates between us and Fosfertil. We believe that our inclusion of the results of operations for Fertifos on a two-month lag basis is preferable because (i) there is no contractual or legal requirement, and thus there can be no assurance, that financial information for Fertifos that is more current than its financial information that is publicly available in Brazil would be available to us on a consistent and timely basis to enable us to meet our quarterly and annual financial reporting obligations under applicable rules and regulations of the Securities and Exchange Commission and (ii) we have been advised by Brazilian counsel that, because Fosfertil’s securities are publicly traded in Brazil, our release of information concerning Fertifos (and therefore, indirectly, Fosfertil) prior to Fosfertil’s disclosure of its financial results in Brazil could result in potential claims for violations of Brazilian insider trading or other securities laws under certain circumstances.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this change in accounting principle, net earnings for the quarter ended August 31, 2004 included a $2.0 million charge, net of tax, for the cumulative effect of a change in accounting principle as of June 1, 2004.

4. Recently Issued Accounting Guidance

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to adopt the provisions of SFAS 123R as of June 1, 2006, although earlier adoption is permitted. We have yet to determine the impact, if any, of SFAS 123R on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. We have adopted the provisions of FIN 47 as of June 1, 2005. The adoption of FIN 47 had an immaterial impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154 as of June 1, 2006, although earlier adoption is permitted.

5. Business Combinations

The Combination was consummated pursuant to the terms of an Agreement and Plan of Merger and Contribution dated as of January 26, 2004, as amended, between Cargill and IMC (Merger and Contribution Agreement). Under the terms of the Merger and Contribution Agreement, (i) a wholly owned subsidiary of Mosaic merged into IMC on October 22, 2004, and IMC became a wholly owned subsidiary of Mosaic and (ii) Cargill contributed equity interests in entities owning CCN to Mosaic. Immediately following the completion of the transactions contemplated by the Merger and Contribution Agreement:

•	IMC’s former common stockholders owned 33.5 percent of the outstanding shares of our common stock;

•	Cargill owned 66.5 percent of the outstanding shares of our common stock;

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Cargill owned all 5,458,955 outstanding shares of the our Class B Common Stock; and

•	IMC’s former preferred stockholders owned all 2,750,000 outstanding shares of our Preferred Stock.

Generally Accepted Accounting Principles (GAAP) requires that the Combination be accounted for in a manner different from the actual legal structure of the Combination. For financial reporting purposes, the Combination was treated as a purchase of IMC by CCN on October 22, 2004. As a result, IMC’s results of operations are included in the Consolidated Statement of Income beginning October 23, 2004. CCN’s results of operations are included in the Consolidated Statement of Income for all periods presented.

The purchase price deemed to be paid for IMC was based on an average of the closing prices of IMC common stock and IMC Preferred Stock for the two days before and the two days after Cargill and IMC announced the signing of the definitive Merger and Contribution Agreement on January 27, 2004. For financial reporting purposes, the purchase price also includes the fair value of the IMC stock options and other direct costs related to the Combination. The purchase price was approximately $1,679.0 million, calculated as follows:

Fair market value of IMC common shares	$1,393.6
Fair market value of IMC preferred shares	216.8
Fair value of IMC stock options	47.6

Fair value of IMC equity securities	1,658.0
Direct costs of CCN related to the Combination	21.0

Purchase price	$1,679.0

The purchase price has been allocated based on an initial estimate of the fair value of assets acquired and liabilities assumed as of October 22, 2004 as follows:

Current assets	$703.8
Property, plant and equipment	3,090.1
Goodwill	2,166.4
Other assets	109.6

Total assets acquired	6,069.9

Current liabilities	565.7
Long-term debt	2,383.7
Other liabilities	1,441.5

Total liabilities assumed	4,390.9

Net assets acquired	$1,679.0

The $2,166.4 million of goodwill was assigned to Phosphates and Potash in the amounts of $579.0 million and $1,587.4 million, respectively. Goodwill is not deductible for tax purposes. The changes in the carrying amount of goodwill through the period ended August 31, 2005 were as follows:

	Phosphates	Potash	Total
Balance as of October 22, 2004	$580.8	$1,591.3	$2,172.1
Foreign currency translation	—	(11.8)	(11.8)
Balance as of May 31, 2005	580.8	1,579.5	2,160.3
Purchase accounting adjustments	(1.8)	(3.9)	(5.7)
Foreign currency translation	—	54.9	54.9

Balance as of August 31, 2005	$579.0	$1,630.5	$2,209.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Combination, we engaged an outside appraisal firm to assist in determining the fair value of the long-lived, tangible and the identifiable intangible assets of IMC and we have used the appraisal firm’s most recent appraisal for the purchase price allocation. We will be finalizing the valuation during our second quarter of fiscal 2006. The final appraised values of the long-lived, tangible assets and the identifiable intangible assets may differ from the amounts presented.

Certain operations in the Phosphates business segment were identified during the Combination as having the potential to be closed permanently. Upon further assessment, we determined the following operations would be permanently closed and are in the process of finalizing our closure plans and certain related estimates:

Kingsford Phosphate Mining Operations—We announced on July 11, 2005 our plan to close our Kingsford mine in September 2005. The preliminary valuation of the fixed assets reflected the fact that the mine was expected to operate less than one year after the Combination. The costs associated with the shutdown, including possible acceleration of asset retirement obligations, removal of sand tailings and minimum payments for terminated leases, have not yet been determined. Accordingly, no liabilities were included in the preliminary purchase price allocation for the Combination reported as of August 31, 2005, nor have any costs associated with the shutdown been paid to date. These obligations will be included in the final purchase price allocation.

Faustina Phosphoric Acid and Sulfuric Acid Operations and Taft DAP Granulation Plant—Faustina’s phosphoric and sulfuric acid plants and our Taft granulation plant operations were idle as of the Combination and in April 2005 we announced that we would not restart either of these plants. The valuation of the fixed assets reflects the liquidation value for these facilities. We included a $2.1 million liability in the preliminary purchase price allocation as of August 31, 2005 for the estimated costs associated with the plant’s closing. These costs include water treatment costs, phosphogypsum stack reclamation costs, contracted services, maintenance, electricity and property taxes. Additional costs associated with the permanent closures, including shutdown expenses, the possible acceleration of asset retirement obligations, future water treatment, and demolition costs have not yet been determined. These obligations will be included in the final purchase price allocation for the Combination.

We are in the process of contracting with engineering and third-party consulting firms to finalize the costs associated with these closure plans. The recording of these liabilities will impact goodwill, as currently reported in the Consolidated Balance Sheet. Our intention is to obtain the remaining information and complete the analysis in the second quarter of fiscal year 2006.

The following unaudited proforma information presents the combined results of operations of CCN and IMC for the three months ended August 31, 2005 and 2004 as if the acquisition had been consummated as of the beginning of the periods presented. This proforma information is not necessarily indicative of what would have occurred had the Combination and related transactions occurred on the date indicated, nor is it necessarily indicative of our future results. The information in the table should be read in conjunction with the notes that follow related to adjustments and assumptions.

	Three months ended August 31
	2005 (Actual)	2004 (Proforma)
	(Unaudited)
Net sales	$1,403.6	$1,457.2

Net earnings	$76.1	$49.2

Basic net earnings per share	$0.19	$0.12
Basic weighted average number of shares outstanding	380.0	376.8

Diluted net earnings per share	0.18	0.11
Diluted weighted average number of shares outstanding	433.9	429.7

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proforma results for the three months ended August 31, 2004 reflect the following adjustments and assumptions on a pre-tax basis:

1. An outside appraisal firm was engaged to assist in determining the fair value of the long-lived assets of IMC. This assessment resulted in a preliminary step-up of Potash’s assets and a step-down of Phosphate’s assets that resulted in a net increase of $424.3 million to property, plant and equipment. The effect of the fair market value adjustment was an annual increase to depreciation expense of $1.5 million. The August 31, 2004 proforma results include an increase to depreciation expense of $0.4 million related to the fair value adjustment. The final appraised value of the assets may differ significantly from the amounts currently estimated.

2. In connection with determining the fair market value of IMC’s assets, certain long-term supply contracts were determined to be below market. These contracts expire at various dates through 2013. As a result, a $136.9 million liability was recorded and will be amortized into sales, based on production, over the life of the contracts. Proforma sales at August 31, 2004 were increased $5.4 million representing three months of amortization related to the fair value adjustment.

3. In purchase accounting, the carrying value of external long-term debt was increased by approximately $289.6 million to record the IMC debt at its fair market value. In the Consolidated Statements of Income, interest expense will be decreased by approximately $47.2 million each year due to the amortization of the fair market value adjustment. The August 31, 2004 proforma results include a decrease to interest expense of $11.8 million related to the fair value adjustment.

4. Prior to the Combination, IMC capitalized turn-around costs which were amortized over 18 months. Our policy is to expense turn-around costs as incurred, which was implemented for the prior IMC companies as of October 22, 2004. The August 31, 2004 proforma results include an increase to cost of goods sold of $8.1 million.

5. On October 19, 2004, Phosphate Resource Partners Limited Partnership (PLP) was merged into a subsidiary of IMC. For the purposes of the proforma presentation, this resulted in a reversal of the minority interest in PLP’s loss of approximately $7.5 million for the three months ended August 31, 2004.

6. Earnings Per Share

In determining the number of weighted average shares to calculate earnings per share (EPS), we determined that the 250.6 million shares of Mosaic common stock issued to Cargill on October 22, 2004 should be considered outstanding for all prior periods presented. The shares of Mosaic common stock issued to the former IMC stockholders are only considered outstanding since October 22, 2004. The potential dilutive impact from the conversion of the Preferred Stock and the Class B Common Stock as well as restricted stock awards and stock options is only considered in the calculation of shares outstanding for periods subsequent to October 22, 2004.

The following is a reconciliation of the numerator for basic earnings per share:

	Three months ended August 31, 2005	Three months ended August 31, 2004
Earnings before the cumulative effect of a change in accounting principle	$76.1	$43.1
Preferred dividends accrued	(2.6)	—

Earnings available to common stockholders	$73.5	$43.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The numerator for diluted EPS is net earnings, unless the effect of the assumed conversion of Preferred Stock is antidilutive, in which case earnings available to common stockholders is used. For the periods presented, the numerator for diluted EPS is net earnings.

The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following is a reconciliation of the denominator for the basic and diluted earnings per share computations:

	Three months ended August 31, 2005	Three months ended August 31, 2004
Basic EPS shares	380.0	250.6
Common stock issuable upon vesting of restricted stock awards	0.1	—
Common stock equivalents	0.9	—
Common stock issuable upon conversion of Preferred Stock	52.9	—

Diluted EPS shares	433.9	250.6

A total of 5.3 million and zero shares subject to stock options for the three months ended August 31, 2005 and 2004, respectively, have been excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be antidilutive.

7. Income Taxes

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law and the AJCA contains many tax provisions that are expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements.

8. Inventories

Inventories consist of the following:

	August 31, 2005	May 31, 2005
Raw materials	$252.0	$212.6
Work in process	75.9	75.0
Finished goods	335.7	361.6
Operating materials and supplies	111.2	104.2

Inventories	$774.8	$753.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	August 31, 2005	May 31, 2005
Land	$163.2	$160.9
Mineral properties and rights	1,924.3	1,856.0
Buildings and leasehold improvements	747.0	736.8
Machinery and equipment	2,197.1	2,145.5
Construction in progress	275.6	220.5

	5,307.2	5,119.7
Less: accumulated depreciation and depletion	1,072.5	998.3

Property, plant and equipment, net	$4,234.7	$4,121.4

10. Guarantees

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations or obtaining permits to conduct our businesses, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. In many cases, Mosaic is essentially guaranteeing its own performance, in which case the guarantees do not fall within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Standby Letters of Credit and Surety Bonds. In connection with a fiscal year 2004 divestiture, we are required to maintain certain surety bonds and letters of credit issued to support obligations of the sold companies through various dates. As of August 31, 2005, the maximum exposure for the surety bonds was $3.8 million and the maximum exposure for the letters of credit was $1.0 million. We have determined the fair value of these guarantees and have recorded $0.1 million in liabilities for the surety bonds and letters of credit.

Guarantees to Brazilian Financial and Other Parties. We also issue guarantees to financial and other parties in Brazil related to amounts owed the institutions by certain customers. The terms of the guarantees are approximately equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have obtained collateral from the customers. The guarantees generally have a one-year term; however, we expect to renew many of these guarantees on a rolling twelve-month basis. As of August 31, 2005, we have estimated the maximum potential future payment under the guarantees to be $38.8 million, and we have not recorded a liability related to these guarantees as the fair market value is zero.

Asset Divestiture Indemnities. The agreements related to the sale of various businesses over the last few years include certain indemnification rights granted to purchasers. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the underlying matters to which they relate remain pending. As of August 31, 2005, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $20.9 million. We had recorded a liability of $8.0 million related to these indemnification agreements. We could not make an estimate for other certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for representation or warranty breaches by the seller, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We have no reason to believe that we currently have any material liability relating to these routine indemnification obligations.

Among the indemnified matters for which we have recorded a liability as discussed in the preceding paragraph is an indemnity by IMC in connection with the sale on March 23, 2004 of 80.1 percent of IMC’s remaining interest in IMC’s former discontinued IMC Chemicals business segment, including IMC Chemicals Inc. (now known as Searles Valley Minerals Operations Inc.), which we refer to as Searles Valley Minerals. In connection with the sale of Searles Valley Minerals, Mosaic Global Holdings agreed to indemnify the purchasers and their affiliates against liabilities arising in connection with El Paso Merchant Energy, L.P. v. IMC Chemicals Inc. (American Arbitration Association, New Orleans, Louisiana,) and IMC Chemicals Inc. v. El Paso Merchant Energy, L.P. (U.S. District Court, Central District of California, Eastern Division). Because we are not a party to these proceedings, our only obligations arise out of the contractual indemnity referred to above, and the proceedings are being handled directly by Searles Valley Minerals and its counsel, our information about these proceedings is limited primarily to information furnished by Searles Valley Minerals and its counsel together with information relating to events occurring prior to the consummation of the transaction referred to above. These cases arise out of a contract entered into by Searles Valley Minerals to purchase natural gas from El Paso Merchant Energy (together with its affiliates, “El Paso”). In late 2002, Searles Valley Minerals terminated the contract, refused to pay approximately $1.85 million of outstanding invoices otherwise due under the contract, brought a lawsuit against El Paso alleging that it conspired to manipulate the price of natural gas sold in California during the period that the agreement with El Paso was negotiated, and sought to have the agreement held invalid due to El Paso’s alleged fraud. Searles Valley Minerals also alleged violations of the California antitrust and unfair competition laws, among other things. Thereupon, El Paso drew the entire amount of a $1.6 million letter of credit posted on behalf of Searles Valley Minerals to secure payment under the contract with El Paso. Proceedings in Searles Valley Minerals’ lawsuit have been stayed pending the results of an arbitration proceeding brought by El Paso to recover the remaining $250,000 allegedly due for actual purchases of gas and additional amounts for alleged breach of a commitment to purchase gas in 2003. In the arbitration proceeding, El Paso has alleged total damages of $5.45 million, comprised of the $250,000 for actual purchases and approximately $5.2 million for the alleged breach of the commitment to purchase gas in 2003. Searles Valley Minerals has asserted as defenses the same claims as it made in the stayed lawsuit, and has also asserted that the proper calculation of damages for the alleged breach of its commitment to purchase gas in 2003 under a liquidated damage provision of its contract with El Paso results in El Paso owing Searles Valley Minerals approximately $4.9 million rather than Searles Valley Minerals owing El Paso the approximately $5.2 million claimed by El Paso. El Paso asserts, among other things, that Searles Valley Minerals’ fraud, antitrust and unfair competition defenses are preempted by the “filed rate doctrine” under federal energy law, and, although the arbitrators have rejected El Paso’s initial motion to dismiss the fraud, antitrust and unfair competition defenses on the basis of federal preemption, El Paso remains entitled to raise this defense at a later date. El Paso also disputes the factual basis underlying Searles Valley Minerals calculation of damages.

Other Indemnities. Our maximum potential exposure under other indemnifications can range from a specified dollar amount to an unlimited amount, depending on the nature of the transaction. Total maximum

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential exposure under these indemnification arrangements is not estimable due to uncertainty as to whether claims will be made or how they will be resolved. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

Because many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them, there exists a risk that we may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit our liability exposure, we may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these contracts.

11. Financing Arrangements

Short-term borrowings were $55.4 and $80.7 million as of August 31 and May 31, 2005, respectively, which primarily consisted of bank debt. The weighted average interest rate on short-term borrowings was 4.8 percent as of August 31, 2005.

In February 2005, we entered into a senior secured credit facility (Mosaic Credit Facility). The credit facility consists of a revolving credit facility (Revolving Credit Facility) of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan B facility (Term Loan B Facility) of $350.0 million and a term loan A facility (Term Loan A Facility) of $50.0 million. As of August 31, 2005, we had (i) no outstanding borrowings under the Revolving Credit Facility; (ii) outstanding letters of credit totaling $143.8 million, $1.6 million of which do not reduce availability under the Revolving Credit Facility; and (iii) $398.5 million outstanding under both term loan facilities. The net available borrowings under the Revolving Credit Facility as of August 31, 2005 were approximately $307.9 million. Unused commitment fees accrue at a rate of 0.375% and $0.3 million was paid during the fiscal quarter ended August 31, 2005. The Revolving Credit Facility and the Term Loan A Facility bear interest at LIBOR plus 125.0 basis points and the Term Loan B Facility bears interest at LIBOR plus 150.0 basis points.

The Credit Agreement (Credit Agreement) related to the Mosaic Credit Facility requires us to maintain certain financial ratios, including a leverage ratio and an interest expense coverage ratio. Our access to funds is dependent upon our product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that we will be able to comply with applicable financial covenants or meet our liquidity needs. We cannot assure that our business will generate sufficient cash flow from operations in the future, or that future borrowings will be available when needed or in an amount sufficient to enable us to repay indebtedness or to fund other liquidity needs. We were in compliance with the provisions of the financial covenants in the Credit Agreement as of August 31, 2005, and expect to be in compliance throughout the foreseeable future; however, in the event that we were not to maintain the required financial ratios, there can be no assurance that we would be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings) under our financing arrangements with them.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on our common stock and repurchases or redemptions of our capital stock beginning February 18, 2005 to $20 million plus an amount

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to the sum of (a) 25 percent of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25 percent of the net proceeds from equity offerings by us that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million. Under the covenant limiting the payment of dividends, as of August 31, 2005, we had $20.0 million available for the payment of cash dividends with respect to our common stock.

The indentures relating to Mosaic Global Holdings’ 10.875 percent senior notes due 2008, the 11.250 percent senior notes due 2011 and the 10.875 senior notes due 2013 (collectively Mosaic Global Holdings Senior Notes) contain certain covenants that limit various matters including the making of restricted payments. Under the most restrictive of the covenants limiting restricted payments, as of August 31, 2005, Mosaic Global Holdings had $60.0 million available for cash dividend payments to us with respect to its common stock.

A further description of the Credit Agreement and indentures related to the Mosaic Global Holdings Senior Notes is included in the notes to the consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

On November 16, 2004, Mosaic Global Holdings and Phosphate Acquisition Partners L.P. (PAP) initiated the Debt Consent Solicitation pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and CCN. As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which we conduct the Florida phosphate fertilizer and feed ingredients businesses acquired from CCN) and Mosaic Crop Nutrition, LLC (through which we conduct the domestic distribution operations acquired from CCN) guaranteed (i) the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes, (ii) the indentures relating to the 6.875 percent debentures due 2007, 7.30 percent debentures due 2028, 7.375 percent debentures due 2018, 7.625 percent notes due 2005, 9.45 percent debentures due 2011 and 6.55 percent notes due 2005 of Mosaic Global Holdings (Mosaic Global Holdings Other Notes) and (iii) the 7.0 percent notes due 2008 of PAP (successor by merger to PLP) (PAP Other Notes and collectively with the Mosaic Global Holdings Other Notes, the Other Notes). We paid a consent fee of $16.7 million with respect to the consents related to the Mosaic Global Holdings Senior Notes.

12. Accounting for Asset Retirement Obligations

Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate rock reserves, (ii) treat low pH process water in Gypstack ponds and pores to neutralize the acidity; (iii) close Phosphogypsum Ponds (Gypstacks) at our Florida and Louisiana facilities at the end of their useful lives; and (iv) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum systems located in the State of Florida that impose financial assurance requirements that are more stringent than the prior rules, including the requirement that phosphogypsum closure cost estimates include the cost of treating process water. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consent Agreement with the FDEP that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. We anticipate that we will be able to fully comply with the proposed Consent Agreement until May 31, 2009 and with the new rules thereafter, however, there can be no assurance that we will be able to do so. We are in the process of completing a closure plan in accordance with the modified rules. As a result, we have not recognized an additional liability under the modified rules.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum systems located within Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial strength test under Louisiana regulations and will be required to reach agreement with the Louisiana Department of Environmental Quality with respect to an alternate financial strength test or will need to provide credit support such as surety bonds or financial guarantees.

A reconciliation of our asset retirement obligations is as follows:

Balance as of May 31, 2005	$289.6
Liabilities incurred	2.7
Liabilities settled	(6.8)
Accretion expense	13.4

Balance as of August 31, 2005	$298.9

The current portion of the asset retirement obligations included in current liabilities on the consolidated balance sheet was $28.5 million and $11.3 million as of August 31, 2005 and May 31, 2005, respectively. The noncurrent portion of the asset retirement obligations was $270.4 million and $278.3 million as of August 31, 2005 and May 31, 2005, respectively.

13. Pension Plans and Other Benefits

We sponsor pension and postretirement benefits through a variety of plans including defined benefit plans, defined contribution plans, and postretirement benefit plans. In addition, we are a participating employer in Cargill’s defined benefit pension plans.

In accordance with the Merger and Contribution Agreement, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to us. Prior to the merger, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and other postretirement benefits under Cargill’s plans. Cargill incurs the associated costs and charges them to us. The amount that Cargill may charge to us for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. The expense in fiscal year 2005 exceeded this amount because the cap did not become effective until October 22, 2004, which was the effective date of the Combination. This cap does not apply to the costs associated with certain active union participants who continue to earn service credit under Cargill’s pension plan. We are responsible for 100 percent of these costs, estimated to be approximately $1.6 million per year.

Costs charged to us for the former CCN employees were $0.8 million and $2.0 million for the first quarters ended August 31, 2005 and 2004, respectively.

We sponsor two defined benefit pension plans in the United States and four active plans in Canada. We assumed these plans from IMC on the date of the Combination. In addition, we provide certain postretirement health care benefit plans for certain retired employees.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net components of periodic benefit costs include the following:

	Three months ended August 31, 2005
	Pension Plans	Postretirement Benefit Plans
Service costs	$1.7	$0.3
Interest costs	7.4	1.6
Expected return on plan assets	(7.7)	—

Net periodic cost	$1.4	$1.9

We estimate that contributions will be $22.5 million to our pension plans and $11.5 million to our other postretirement benefit plans in fiscal year 2006. During the quarter ended August 31, 2005, we contributed $5.5 million to our pension plans and $2.7 million to our postretirement benefit plans, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 requires an employer to initially account for subsidies received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation which would be amortized over future service periods. Future subsidies would reduce service cost each year. We have not yet concluded whether the benefits provided by our plans are actuarially equivalent to Medicare Part D under the Act, and therefore, the measures of accumulated postretirement benefit obligation do not reflect any amount associated with the subsidy.

14. Contingencies

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $40.6 million, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at the known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In connection with the former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas, a sinkhole developed at the facility in January 2005. The sinkhole expanded in diameter to approximately 210 feet. We, along with our experts, are in the process of filling and stabilizing the

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sinkhole to prevent further expansion, including taking measures to prevent the sinkhole from expanding closer to a nearby rail line owned by a third party. We expect the filling and stabilization to be complete by the end of 2005. We have accrued for these costs. We have recently received a claim in the amount of approximately $470,000 from the BNSF Railway Company for actions it allegedly needed to take in order to protect its railroad tracks near the sinkhole. In light of our recent receipt of this claim, we are just beginning our review, but do not expect that this claim will have a material impact on our business or financial condition in excess of established accruals. It is possible that we may receive claims from governmental agencies or other third parties relating to costs associated with the sinkhole that could exceed established accruals as this matter develops further.

Ashepoo. Conoco, Inc. (Conoco) has filed an action against Agrico Chemical Company (Agrico), a subsidiary of ours, seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its interests in Agrico. The claim, filed on June 13, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site) (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the Oklahoma District Court issued an order dismissing the Mosaic Parties because the court lacked jurisdiction to hear these claims. The court denied Conoco’s motion for reconsideration on June 6, 2003. The Oklahoma Court of Civil Appeals affirmed the dismissal on March 9, 2004. On November 9, 2004, the Oklahoma Supreme Court reversed the Court of Civil Appeals in part, and affirmed in part, finding that the court had personal jurisdiction over Agrico but not over the other Mosaic Parties. We intend to vigorously defend the underlying action and to seek any indemnification or other counter remedies to which we may be entitled. Therefore, no accrual has been established as of August 31, 2005.

USEPA RCRA Initiative. The U.S. Environmental Protection Agency’s (USEPA) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. USEPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid waste from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” USEPA’s announcement indicates that by 2007, USEPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by USEPA under RCRA. We have provided USEPA with substantial amounts of information regarding the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and USEPA has inspected most of our processing facilities. USEPA has provided inspection reports identifying certain potential violations at some of the inspected facilities. On September 29, 2005, we received a notice of violation from USEPA related to the handling of hazardous waste at our Riverview, Florida facility. On October 3, 2005, we received a notice of violation from USEPA related to handling of hazardous waste at our New Wales, Florida facility. In light of our recent receipt of these notices of violation, we are just beginning our review and are not in a position to anticipate an outcome or assess the impact on our business or financial condition. Until we receive additional communications from USEPA, we also cannot anticipate an outcome or assess the impact of other aspects of USEPA’s RCRA initiative on our business or financial condition.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater and storm water into the environment. On July 1, 2005, we entered into a consent order with FDEP to pay a civil fine of $0.3 million as a result of a sudden release of approximately 65 million gallons of partially treated phosphoric acid process wastewater during Hurricane Frances from the phosphogypsum stack (Gypstack) at our Riverview, Florida phosphate production facility. The consent order also requires us to meet certain negotiated process water inventory reduction goals. Portions of the Riverview release, which was caused primarily as a result of extraordinary rainfall and hurricane winds, ultimately flowed into Hillsborough Bay. Governmental agencies are asserting claims for natural resources damages in connection with the release from the Riverview Gypstack. Negotiations with certain government agencies are ongoing. The Florida Department of Environmental Protection (FDEP), may seek civil penalties for releases at other processing facilities as well. In addition, FDEP sought civil penalties with respect to hurricane-related releases at mining properties. We have paid civil fines totaling less than $0.1 million for those releases. We intend to assert appropriate defenses in any such proceedings and, taking into consideration established accruals, do not currently expect that any such proceedings will have a material adverse effect on our business or financial condition.

On September 23, 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process wastewater from the Riverview, Florida Gypstack described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance, and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic under the Merger and Contribution Agreement. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” We have filed a motion to dismiss the action. We believe that we have substantial defenses to the claims and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact at this time.

Faustina Air Emissions. In revising its facility-wide air operating permit, our Faustina, Louisiana facility discovered potential air violations relating to increases in emissions resulting from the shutdown of a former urea plant at the Faustina facility as well as issues relating to the applicability of hazardous air pollutant regulations for hydrogen fluoride emissions and recordkeeping. We met with and reported the potential violations to the Louisiana Department of Environmental Quality (LDEQ) and indicated that other potential issues were under review and would be self-reported. The LDEQ issued a compliance order on June 16, 2005, with a compliance schedule requiring compliance with the hazardous air pollutant standards, establishment of a testing schedule and requiring additional investigation and reporting of any other potential violations, which we have now completed. The compliance order also temporarily modified the permitted emissions so that our facility may continue to operate until permit amendments can be made. No new pollution control equipment is required to comply, although existing monitoring equipment required upgrade, which has been accomplished. The compliance order also includes a notice of proposed penalty, stating that the LDEQ is considering imposing penalties for the alleged violations. Penalties that could be sought by LDEQ potentially exceed $0.1 million. We cannot anticipate the outcome or assess the potential financial impact at this time.

The Ona Extension of the Fort Green Mine. In February 2004, the FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our Fort Green mine in central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mining in the Peace River Basin would have an impact on the quality and quantity of the water supply downstream of the mine and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004. The ALJ issued a Recommended Order (Order) in May 2005, recommending that the FDEP issue the permit to us under certain conditions. Among his findings, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. After the issuance of the Order, the Secretary of the FDEP determined that additional findings of fact were required as to certain proposed permit conditions before FDEP could issue the permit, and remanded the case to the ALJ on August 5, 2005. The remand hearing begins on October 10, 2005. We anticipate that the permit will issue with acceptable conditions during calendar year 2006. A denial of the permit, issuance of the permit with cost-prohibitive conditions, or substantial additional delays in issuing the permit may create challenges for us to mine phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

Florida Water Balances. Unusually large quantities of rain and in 2003 and 2004, including three hurricanes in 2004 passing through Polk County, Florida, have caused large amounts of water to gather in process water storage and treatment areas in our central Florida facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry Florida. We are under a contract with the Florida Department of Environmental Protection (FDEP) to close the phosphogypsum stacks at the former Mulberry facility. As a part of that contract, process water from the Mulberry facility had been transferred to our Bartow facility prior to the excess rains and hurricanes mentioned above. Our Bartow and Green Bay facilities are able to evaporate large quantities of water by using it within the phosphoric acid production system. The Bartow facility has also installed a heat input system and a system to use process water in its mills in order to enhance evaporation. Our Green Bay plant will install similar systems. Over the last year, the FDEP has issued a series of immediate final orders to the phosphate industry that have allowed the Green Bay and Bartow/Mulberry facilities to discharge water treated to federal standards. We have constructed substantial additional water storage capability in the form of a regional pond to be shared by the three facilities. Additionally, we have contracted with a third party to treat water from the regional pond to state water quality standards, after which it may be discharged through a common outfall. Treatment is scheduled to begin in June 2006. Should additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water and such measures could potentially have a material adverse effect on our business and financial condition.

Cubatao Valley, Brazil. The Cubatao Public Prosecution Office in Brazil, jointly with OIKOS—UNIÃO DOS DEFENSORES DA TERRA (Defenders of the Earth Union), filed a lawsuit in the 2nd Civil Court of Cubatao on January 15, 1986 against several companies, including a facility operated by our fertilizer businesses in the Cubatao Valley in Brazil. The plaintiffs seek recovery of damages for the companies’ alleged continuous discharge of pollutants into the atmosphere, which they assert would have caused, among other damage, degradation and the perishing of a considerable part of the vegetation cover in the slopes of the Serra do Mar mountain range. Review of this matter by a court-appointed expert panel is pending with no set deadline. We cannot anticipate the outcome or assess the potential financial impact at this time.

Fospar Matters. The State of Paraná Public Prosecution Service filed penal charges against Fospar, S.A. (Fospar) (in which our subsidiary, Mosaic Fertilizantes do Brasil, S.A., owns an approximate 62 percent equity interest) and former directors and employees of Fospar on April 10, 2003, alleging that they caused pollution by allowing rainwater to discharge solid residues of phosphoric rock from an outdoor storage area through a rainwater drainpipe into a mangrove area, thus causing contamination to an environmentally protected area. The alleged acts occurred in January 1999, prior to the acquisition of our ownership interest in Fospar. Although we have been named in the charges, Fospar has not received a citation to date and is therefore not yet an official party to the proceeding. We are continuing to evaluate the matter. We cannot anticipate the outcome or assess the potential financial impact at this time.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (IBAMA) by the Parana Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Parana Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to us in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August 1999. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Given the results of the expert investigation, we therefore expected a favorable result in both cases because, in addition to the investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations and had commenced operations in February 2001. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and six percent interest from the date of the alleged violation. Additionally, Fospar was ordered to pay two percent of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $2.1 million. As of August 31, 2005, no liability has been recorded in connection with this action as management does not consider it probable. We have filed an appeal of the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier built within the mangrove area be torn down and that the licenses and authorizations previously issued be cancelled.

Other Environmental Matters. Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, our subsidiaries are involved or concluding involvement at several Superfund or equivalent state sites. The subsidiaries’ remedial liability from these sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at a significant number of oil and gas facilities that had been operated by FTX, PLP (which was merged into PAP in connection with the Combination) or their predecessors. In connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Such specified claims, either individually or in the aggregate, are not expected to have a material adverse effect on our business or financial condition. We have not established an accrual as of August 31, 2005.

We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. Potential indemnification is not considered in our established accruals.

IMC Salt and Ogden Litigation

On or about August 25, 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. (now known as Mosaic Global Holdings) was commenced by plaintiff Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In its first amended complaint (filed on September 25, 2001) MDP added IMC Salt Inc. (Salt) and more than a dozen former Salt and Ogden subsidiaries of Mosaic Global Holdings as “Interested Parties” that MDP alleged would have been purchased but for Mosaic Global Holdings’ alleged breach of contract. On January 25, 2002, the Cook County Circuit Court dismissed Salt and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. On October 6, 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. On October 22, 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the conclusion of any trial in the case. On April 12, 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. On April 21, 2005, the court granted MDP’s motion, and MDP subsequently filed its second amended complaint. In its latest amended complaint, in addition to its preexisting breach of contract and promissory estoppel claims, MDP alleges that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in a letter of intent, and that MDP suffered damages in relying on the allegedly fraudulent statements. Under its fraud claim, MDP seeks reliance damages and punitive damages. Mosaic Global Holdings is currently involved in discovery on MDP’s fraud claim. The trial is scheduled to begin on October 24, 2005. We believe that the suit is without merit and intend to vigorously defend this action.

Tax Contingencies

We and a number of our affiliates are engaged in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to non-income taxes.

More particularly, our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $67.0 million. We have recorded an accrual of approximately $37.3 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $7.0 million, considering historical value, as of August 31, 2005. In addition, as a result of a recent change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments, including judicial deposits. The amount of these excess PIS Cofins tax credits stands at about $12.3 million. As of August 31, 2005, no asset is reflected in our balance sheet for the PIS Cofins tax credits. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $47.7 million.

Florida Sales and Use Tax. On July 18, 2005, a Notice of Intent to Make Audit Changes (Notice) was sent to Cargill Fertilizer, Inc. followed up by a letter dated July 28, 2005 by the Florida Department of Revenue (FDOR) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), are owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, the obligations of Cargill Fertilizer, Inc., which is a subsidiary of Cargill, were assumed by us in connection with the Combination. The Notice, which is dated as of July 1, 2005, relates to a sales and use tax audit which has been pending in Florida for several years. On August 1, 2005, we responded to the FDOR requesting a conference to discuss the Notice. In its July 28, 2005 letter, the FDOR informed us that it intends to seek a Notice of Proposed Assessment on August 10, 2005, which will include protest procedures and the expiration date of the right to appeal. We met with the FDOR on August 29, 2005. At that meeting the FDOR and we agreed on a process to resolve open audit issues. The FDOR orally agreed to suspend action on issuing the Notice pending delivery of additional information by us to resolve the open audit issues. Following the meeting, we delivered additional supporting documentation to the FDOR for their consideration. The FDOR is currently considering the additional information. We continue to believe that the amount asserted as being due in the Notice has been calculated using incorrect assumptions, provided however, we cannot anticipate the outcome or assess the potential impact at this time.

Other Claims

We also have certain other contingent liabilities with respect to litigation and claims of third parties arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

Our management is awaiting additional information in order to determine the fair value of some of the former IMC contingencies in order to complete purchase accounting. The final value of the liabilities ultimately recorded for these contingencies may differ from the amounts presented.

15. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended August 31, 2005	Three months ended August 31, 2004
Net earnings	$76.1	$41.1
Foreign currency translation adjustment	145.3	19.1

Total comprehensive income for the period	$221.4	$60.2

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Business Segments

Our reportable segments are managed separately because each business requires different technology and has different market dynamics. Our management determined this segment structure based on how Mosaic’s various businesses are managed.

For a description of the business segments see Note 1. The Other segment primarily represents activities associated with corporate office activities and eliminations.

Segment information for three months ended August 31, 2005 and 2004 was as follows:

	Phosphates	Potash	Nitrogen	Offshore	Other	Total
Three months ended August 31, 2005
Net sales to external customers	$781.5	$262.1	$20.9	$340.0	$(0.9)	$1,403.6
Intersegment net sales	75.0	5.6	3.3	—	(83.9)	—
Gross margin	136.9	107.1	1.5	12.2	(8.9)	248.8
Operating earnings (loss)	106.9	98.5	0.3	(8.2)	(5.5)	192.0
Depreciation, depletion and amortization	46.5	23.8	—	3.4	0.6	74.3
Equity in net earnings of nonconsolidated companies	0.6	—	5.5	8.1	—	14.2

Total assets (liabilities) as of August 31, 2005	$4,048.3	$4,945.0	$129.6	$858.0	$(1,373.5)	$8,607.4

Three months ended August 31, 2004
Net sales to external customers	$300.3	$5.9	$58.3	$356.8	$3.5	$724.8
Intersegment net sales	63.2	—	—	5.4	(68.6)	—
Gross margin	34.9	0.3	4.0	43.3	(0.3)	82.2
Operating earnings	30.3	0.2	3.1	23.6	(0.2)	57.0
Depreciation, depletion and amortization	20.3	0.1	0.1	2.5	0.1	23.1
Equity in net earnings of nonconsolidated companies	0.6	—	2.8	6.4	—	9.8

Total assets (liabilities) as of August 31, 2004	$1,147.4	$7.2	$153.2	$758.6	$(32.7)	$2,033.7

Financial information relating to our operations by geographic area was as follows:

	Three months ended August 31, 2005	Three months ended August 31, 2004
Net sales(a):
Brazil	$285.3	$273.7
India	193.7	42.4
Canada	28.0	41.7
Argentina	58.5	86.1
China	76.7	48.4
Other	387.5	180.6

Total foreign countries	1,029.7	672.9
United States	373.9	51.9

Consolidated	$1,403.6	$724.8

(a)	Revenues are attributed to countries based on location of customer.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2005	May 31, 2005
Long-lived assets:
Brazil	$295.7	$285.8
Canada	3,002.4	2,909.5
Other	37.3	36.8

Total foreign countries	3,335.4	3,232.1
United States	3,513.8	3,447.5

Consolidated	$6,849.2	$6,679.6

17. Accounting for Derivative Instruments and Hedging Activities

We have adopted Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, which requires us to record all derivatives on the consolidated balance sheet at fair market value. Changes in the fair value of derivatives are immediately recognized in earnings, unless they meet the hedging criteria of SFAS No. 133. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) the hedging transaction has the effect of reducing the overall risk and; (iii) a high degree of correlation between changes in the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, we designate the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) a hedge of a net investment in a foreign operation (net investment hedge). We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction at the inception of the hedge, if we plan to account for the derivative as a hedge under SFAS No. 133. During the three months ended August 31, 2005, we had one interest rate swap that was designated as a fair value hedge. During the three months ended August 31, 2004, there were no derivative instruments that were designated as hedges. When it is determined that a derivative ceases to be an effective hedge or when the anticipated transaction is no longer likely to occur, we discontinue hedge accounting.

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, changes in freight costs and fluctuations in market prices for our products, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes.

We use financial instruments, including forward contracts, costless collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Consolidated Statement of Income. One of the primary currency exposures relates to the Canadian Potash business, whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecast transactions in U.S. dollars and Canadian dollars. We hedge this risk through forward contracts and costless collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet, contracted sales and contracted purchases exposure. The Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros (BM&F)—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk. We use forward purchase contracts, swaps and three-way collars to reduce the risk

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Foreign Currency Exchange Contracts

We had a notional amount of $288.3 million of Canadian dollar forward and costless collar contracts outstanding as of August 31, 2005. These Canadian dollar contracts outstanding as of August 31, 2005 mature in various months through July 2006. The contracts provide for the sale of U.S. dollars at a weighted-average protected rate of 1.1930 Canadian dollar per U.S. dollar as of August 31, 2005. The costless collars had a weighted-average protected rate of 1.1606 Canadian dollar per U.S. dollar, which was included in the weighted-average protected rate of 1.1930 Canadian dollar per U.S. dollar discussed above, and a weighted-average participation rate of 1.2527 Canadian dollar per U.S. dollar as of August 31, 2005.

As of August 31, 2005, the Brazilian operations had entered into futures contracts to purchase $31 million U.S. dollars at a weighted average rate of 2.4431 Brazilian Reais per U.S. dollar and had entered into forward contracts in the amount of $57 million U.S. dollars at a weighted average rate of 2.5101 Brazilian Reais per U.S. dollar. As of August 31, 2005, in India there were forward contracts to purchase $41.95 million U.S. dollars at a weighted average rate of 43.5907 rupees per U.S. dollar, and in Chile there were forward contracts to purchase $25.1 million U.S. dollars at a weighted average rate of 553.35 Chilean pesos per U.S. dollar. These foreign exchange contracts mature on various dates through November 14, 2005.

In order to mitigate the foreign currency exchange risk on a consolidated basis, we have entered into forward contracts in the United States offsetting risk in certain countries. For Thailand risk, there were forward contracts in the United States to purchase $34.5 million U.S. dollars at a weighted average rate of 40.9628 Bahts per U.S. dollar, for China risk there was a forward contract to purchase $1 million U.S. dollars at a rate of 8.09 Chinese Yuan per U.S. dollar. These foreign exchange contracts mature in September 2005.

As of August 31, 2005, our outstanding foreign exchange derivative contracts, though mitigating risks, did not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contacts are recognized immediately in cost of goods sold. During the three months ended August 31, 2005, we recorded a mark-to-market gain of $9.8 million related to the Canadian foreign exchange contracts. During the three months ended August 31, 2004, we recorded a mark-to-market loss of $1.6 million related to our foreign exchange contracts.

In addition to the above, Potash remeasures its U.S. dollar denominated balance sheet accounts to its Canadian dollars functional currency, which results in transaction gains or losses reflected in the Consolidated Statement of Income. All of Potash’s balance sheet accounts are then translated back to U.S. dollars for consolidation purposes, the impact of which is reflected in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The latter translation impact is recorded directly to stockholders’ equity and not in the Consolidated Statement of Income. We do not hedge this latter translation exposure, as it does not affect cash flow.

Commodities

We had a notional amount of $71.2 million U.S. dollars of natural gas swap contracts outstanding as of August 31, 2005, maturing in various months through December 2007 at an average price of $6.10 U.S. dollar per mmbtu and $6.47 Canadian dollar per gigajoule. These contracts are being used to hedge volatility in natural

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gas prices. We disclosed in Note 27 to the consolidated financial statements incorporated by reference in our Annual report on Form 10-K for the fiscal year ended May 31, 2005 that we had a notional amount of $43.9 million of natural gas swap contracts outstanding as of May 31, 2005 at an average price of $6.71 U.S. dollar per mmbtu. Based on additional information, we determined that we had a notional amount of $79.2 million of natural gas swap contracts outstanding as of May 31, 2005 with an average price of $5.60 U.S. dollar. The information in the statement of operations for the fiscal year ended May 31, 2005 related to the natural gas swap contracts was properly stated.

In a three-way collar, we buy a call, sell a call at a higher price and sell a put. The three-way collar structure allows for greater participation in a decrease in natural gas prices and protects against moderate price increases. However, we will have some exposure to large price increases. As of August 31, 2005 we had three-way collars relating to 12.4 million mmbtu of natural gas at an average price of $8.85 U.S. dollar on the calls purchased, $10.65 U.S. dollar on the calls sold and $7.90 U.S. dollar on the puts sold as well as 8.3 million gigajoule at an average price of $9.12 Canadian dollar on the calls purchased, $10.57 Canadian dollar on the calls sold and $8.13 Canadian dollar on the puts sold. The three-way collars extend through March 2006.

As of August 31, 2005 we had $2.6 million notional amount of urea swaps maturing in various months through December 2005 at an average price of $260 per short ton. The urea swaps are hedging volatility in urea prices. We also had a $3.4 million U.S. dollar notional position in forward freight agreements through the month of December 2006. The freight agreements mitigate certain exposures of future fluctuating freight costs.

As of August 31, 2005 our outstanding commodity derivative contracts, though mitigating risks, were determined to not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contracts are recognized immediately in cost of goods sold. During the three months ended August 31, 2005, we recorded a mark-to-market gain of $51.5 million related to these commodity contracts. During the three months ended August 31, 2004, we had an immaterial gain related to our commodity contracts.

Interest Rates

On May 25, 2005 we entered into a fixed to floating rate interest swap agreement with respect to the $150.0 million, 10.875 percent Senior Notes due August 1, 2013 (Swap). The Swap calls for us to pay a floating rate of interest equal to six months LIBOR plus 631 basis points and the counterparty to pay a fixed rated of 10.875 percent. This interest rate swap has been designated as a fair value hedge. This fair value hedge qualifies for the short-cut method and therefore there is no ineffectiveness.

18. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in Mosaic. As of August 31, 2005, Cargill and certain of its subsidiaries owned approximately 66 percent of our outstanding common stock and all 5,458,955 shares of our Class B Common Stock. We have entered into transactions and agreements with Cargill and its subsidiaries, from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its subsidiaries in the future.

As of August 31, 2005 and May 31, 2005, the net amount due from Cargill and its affiliates related to these transactions totaled $3.8 million and $25.1 million, respectively.

Cargill and its affiliates made net equity contributions of $2.2 million to us during the three months ended August 31, 2005 and $465.1 million during the 2005 fiscal year.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In summary, the Consolidated Statements of Income included the following transactions with Cargill and its affiliates:

	2005	2004
Net sales	$46.3	$46.9
Cost of goods sold	62.5	39.2
Selling, general and administrative expenses	3.7	3.8
Interest (income) expense	(0.1)	7.8

19. Cash Flow Information

Detail of supplemental disclosures of cash flow and non-cash investing and financing information was as follows:

	Three Months August 31
	2005	2004
Cash paid during the period for:
Interest (net of amount capitalized)	$93.5	$11.2
Income taxes (net of refunds)	65.0	10.4
Non-cash investing and financing activities:
Increase in asset retirement obligation and related assets	2.7	—
Increase in Property, Plant and Equipment from capital leases	0.7	—

20. Early Termination of Rock Sales Agreement and Related Matters

In September, 2004, IMC announced that Mosaic Phosphates Company (formerly known as IMC Phosphates Company and referred to herein as Mosaic Phosphates) elected to terminate a phosphate rock sales agreement with U.S. Agri-Chemicals (USAC) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates in 2000. The contract permits Mosaic Phosphates to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of an early termination, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract by providing written notice to USAC in September 2004.

On August 8, 2005, we entered into a non-binding term sheet (Non-Binding Term Sheet) with USAC and its ultimate parent company, Sinochem Corporation (Sinochem), which contemplates a global resolution of outstanding commercial matters and disputes with USAC, and also addresses the early termination of our existing phosphate rock sales agreement for which we provided a notice of termination. The global resolution includes payment by us of $84 million (which includes accrued interest charges) for the early termination of our phosphate rock sales agreement, which otherwise is in effect with USAC until October 1, 2007. In addition, we would agree to acquire various assets, including equipment, spare parts, and real property containing an estimated three million short tons of unmined phosphate reserves at or near USAC’s Florida plants in exchange for the issuance of $38 million of our common stock assuming all of the transactions contemplated close. The Non-Binding Term Sheet also would settle an existing lawsuit between the parties which relates to prior pricing disputes under the rock sales agreement in exchange for a cash payment to USAC of approximately $10 million. The transactions contemplated under the global resolution are subject to approval of the board of directors and/or

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders, as applicable, of USAC and Mosaic as well as approvals of any applicable regulatory agencies or governments. The parties anticipate that they will finalize definitive agreements for the global resolution and close on the transactions by the end of 2005.

21. Condensed Consolidating Financial Statements—Senior Notes

Payment of the Mosaic Global Holdings Senior Notes is fully and unconditionally guaranteed by Mosaic, certain of Mosaic Global Holdings restricted subsidiaries (as defined in the Mosaic Global Holdings Senior Notes indentures) Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Senior Notes.

Condensed Consolidating Statement of Income

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,162.5	$889.1	$(648.0)	$1,403.6
Cost of goods sold	—	—	958.6	835.0	(638.8)	1,154.8

Gross margin	—	—	203.9	54.1	(9.2)	248.8
Selling, general and administrative expenses	3.0	0.2	29.6	24.2	—	57.0
Other operating (income) expense	0.1	—	(0.1)	(0.2)	—	(0.2)

Operating earnings (loss)	(3.1)	(0.2)	174.4	30.1	(9.2)	192.0
Interest (income) expense	4.4	31.8	1.4	3.0	(2.3)	38.3
Foreign currency transaction (gain) loss	(0.2)	—	12.6	26.6	—	39.0
Other (income) expense	(3.9)	(7.1)	7.6	0.2	2.3	(0.9)

Earnings (loss) from consolidated companies before income taxes	(3.4)	(24.9)	152.8	0.3	(9.2)	115.6
Provision for income taxes	21.5	—	20.9	9.1	—	51.5

Earnings (loss) from consolidated companies	(24.9)	(24.9)	131.9	(8.8)	(9.2)	64.1
Equity in net earnings of nonconsolidated companies	—	—	0.6	13.6	—	14.2
Minority interests in net earnings of consolidated companies	—	—	—	(1.0)	(1.2)	(2.2)

Net earnings (loss)	$(24.9)	$(24.9)	$132.5	$3.8	$(10.4)	$76.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Income

(In millions)

(Unaudited)

	For the three months ended August 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$406.2	$387.2	$(68.6)	$724.8
Cost of goods sold	368.1	342.8	(68.3)	642.6

Gross margin	38.1	44.4	(0.3)	82.2
Selling, general and administrative expenses	11.0	20.2	(0.2)	31.0
Other operating income	—	(5.8)	—	(5.8)

Operating earnings (loss)	27.1	30.0	(0.1)	57.0
Interest (income) expense	(0.4)	8.1	(0.1)	7.6
Foreign currency transaction loss	—	1.6	—	1.6
Other (income) expense	0.2	(0.5)	—	(0.3)

Earnings from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	27.3	20.8	—	48.1
Provision (benefit) for income taxes	(0.5)	14.1	—	13.6

Earnings from consolidated companies before the cumulative effect of a change in accounting principle	27.8	6.7	—	34.5
Equity in net earnings (loss) of nonconsolidated companies	(0.1)	9.9	—	9.8
Minority interests in net earnings of consolidated companies	—	(1.2)	—	(1.2)

Earnings before the cumulative effect of a change in accounting principle	27.7	15.4	—	43.1
Cumulative effect of a change in accounting principle, net of tax	—	(2.0)	—	(2.0)

Net earnings	$27.7	$13.4	$—	$41.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.3	$60.3	$60.1	$79.6	$—	$201.3
Receivables, net	3.1	—	188.1	433.7	7.3	632.2
Trade receivables due from Cargill, Incorporated and affiliates	868.1	44.0	1,691.7	346.0	(2,916.8)	33.0
Inventories	—	(0.3)	531.9	254.6	(11.4)	774.8
Other current assets	1.7	(35.7)	118.7	32.2	—	116.9

Total current assets	874.2	68.3	2,590.5	1,146.1	(2,920.9)	1,758.2
Property, plant and equipment, net	—	—	3,099.3	1,135.4	—	4,234.7
Due from affiliates	—	693.3	485.7	103.0	(1,282.0)	—
Investment in consolidated companies	2,700.4	1,654.7	2,868.8	12.4	(7,236.3)	—
Investment in nonconsolidated companies	—	—	21.5	281.7	—	303.2
Other assets	10.7	33.8	1,736.0	530.8	—	2,311.3

Total assets	$3,585.3	$2,450.1	$10,801.8	$3,209.4	$(11,439.2)	$8,607.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$75.0	$5.0	$69.9	$—	$153.4
Accounts payable and accrued liabilities	32.7	(84.3)	569.0	281.5	44.5	843.4
Trade accounts payable due to Cargill, Incorporated and affiliates	(4.5)	(154.8)	596.9	240.5	(655.1)	23.0
Customer prepayments	—	—	27.3	38.0	—	65.3
Due to Cargill, Incorporated and affiliates	46.9	787.4	1,116.5	358.2	(2,309.0)	—

Total current liabilities	78.6	623.3	2,314.7	988.1	(2,919.6)	1,085.1
Long-term debt, less current maturities	345.6	1,795.5	246.6	50.6	—	2,438.3
Long-term debt due to Cargill, Incorporated and affiliates	56.2	131.3	932.1	126.6	(1,240.0)	6.2
Other noncurrent liabilities	36.1	256.6	940.0	395.6	(33.9)	1,594.4
Minority interests in consolidated subsidiaries	—	(240.7)	455.7	12.4	(203.6)	23.8
Stockholders’ equity (deficit)	3,068.8	(115.9)	5,912.7	1,636.1	(7,042.1)	3,459.6

Total liabilities and stockholders’ equity (deficit)	$3,585.3	$2,450.1	$10,801.8	$3,209.4	$(11,439.2)	$8,607.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$13.8	$58.2	$—	$245.0
Receivables, net	3.8	6.4	259.4	327.9	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	91.4	2,293.9	435.7	(3,545.4)	64.2
Inventories	—	0.1	513.8	246.1	(6.6)	753.4
Other current assets	0.5	(35.8)	53.2	43.9	—	61.8

Total current assets	853.4	174.6	3,134.1	1,111.8	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	3,062.4	1,059.0	—	4,121.4
Due from affiliates	—	675.9	480.1	103.0	(1,259.0)	—
Investment in consolidated companies	2,700.4	1,805.6	3,007.3	12.3	(7,525.6)	—
Investment in nonconsolidated companies	—	—	21.0	268.9	—	289.9
Other assets	6.8	34.2	1,700.6	524.9	1.8	2,268.3

Total assets	$3,560.6	$2,690.3	$11,405.5	$3,079.9	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$75.0	$99.5	$—	$204.9
Accounts payable and accrued liabilities	13.0	24.7	510.3	347.5	0.9	896.4
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	(155.6)	1,363.0	137.8	(1,319.3)	27.9
Customer prepayments	—	—	2.4	21.0	—	23.4
Due to Cargill, Incorporated and affiliates	46.2	737.9	1,109.7	308.0	(2,201.8)	—

Total current liabilities	64.7	633.9	3,060.4	913.8	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	202.1	53.1	—	2,455.2
Long-term debt due to Cargill, Incorporated and affiliates	50.0	130.8	922.6	188.1	(1,283.0)	8.5
Other noncurrent liabilities	0.1	292.9	1,094.2	330.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(240.7)	455.7	11.4	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.9	5,670.5	1,583.0	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.3	$11,405.5	$3,079.9	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(79.2)	$(51.3)	$110.5	$101.2	$—	$81.2
Cash Flows from Investing Activities
Capital expenditures	—	—	(42.1)	(48.6)	—	(90.7)
Proceeds from note of Saskferco Products Inc.	—	—	11.8	—	—	11.8
Proceeds from the sale of assets	—	—	0.5	—	—	0.5
Other	—	(0.4)	2.7	(4.0)	—	(1.7)

Net cash used in investing activities	—	(0.4)	(27.1)	(52.6)	—	(80.1)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(0.9)	—	(23.6)	(47.2)	—	(71.7)
Proceeds from issuance of short-term and long-term debt	—	—	—	14.0	—	14.0
Proceeds from stock options exercised	23.5	—	—	—	—	23.5
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(0.1)	—	—	—	—	(0.1)
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other	0.1	(0.5)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	20.0	(0.5)	(23.6)	(33.2)	—	(37.3)
Effect of exchange rate changes on cash	—	—	(13.5)	6.0	—	(7.5)

Net change in cash and cash equivalents	(59.2)	(52.2)	46.3	21.4	—	(43.7)
Cash and cash equivalents—beginning of period	60.5	112.5	13.8	58.2	—	245.0

Cash and cash equivalents—end of period	$1.3	$60.3	$60.1	$79.6	$—	$201.3

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by operating activities	$41.9	$31.4	$4.1	$77.4
Cash Flows from Investing Activities
Capital expenditures	(33.8)	(5.1)	—	(38.9)
Investment in note of Saskferco Products Inc.	—	(15.3)	—	(15.3)
Other	(0.7)	(1.0)	—	(1.7)

Net cash used in investing activities	(34.5)	(21.4)	—	(55.9)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	—	(4.1)	—	(4.1)
Proceeds from issuance of short-term and long-term debt	—	0.7	—	0.7
Contributions by Cargill, Incorporated	—	(1.3)		(1.3)
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(3.6)	3.8	(4.1)	(3.9)
Cash dividends paid	(3.8)	(1.2)	—	(5.0)

Net cash used in financing activities	(7.4)	(2.1)	(4.1)	(13.6)
Effect of exchange rate changes on cash	—	4.8	—	4.8

Net change in cash and cash equivalents	—	12.7	—	12.7
Cash and cash equivalents—beginning of period	—	10.1	—	10.1

Cash and cash equivalents—end of period	$—	$22.8	$—	$22.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Condensed Consolidating Financial Statements—Mosaic Global Holdings Other Notes

Payment of the Mosaic Global Holdings Other Notes is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Other Notes.

Condensed Consolidating Statement of Income

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$988.9	$1,062.7	$(648.0)	$1,403.6
Cost of goods sold	—	—	857.0	936.6	(638.8)	1,154.8

Gross margin	—	—	131.9	126.1	(9.2)	248.8
Selling, general and administrative expenses	3.0	0.2	35.1	18.7	—	57.0
Other operating (income) expense	0.1	—	(0.1)	(0.2)	—	(0.2)

Operating earnings (loss)	(3.1)	(0.2)	96.9	107.6	(9.2)	192.0
Interest (income) expense	4.4	31.8	0.5	3.9	(2.3)	38.3
Foreign currency transaction (gain) loss	(0.2)	—	(2.8)	42.0	—	39.0
Other (income) expense	(3.9)	(7.1)	5.6	2.2	2.3	(0.9)

Earnings (loss) from consolidated companies before income taxes	(3.4)	(24.9)	93.6	59.5	(9.2)	115.6
Provision for income taxes	21.5	—	14.7	15.3	—	51.5

Earnings (loss) from consolidated companies	(24.9)	(24.9)	78.9	44.2	(9.2)	64.1
Equity in net earnings (loss) of nonconsolidated companies	—	—	(0.1)	14.3	—	14.2
Minority interests in net earnings of consolidated companies	—	—	—	(1.0)	(1.2)	(2.2)

Net earnings (loss)	$(24.9)	$(24.9)	$78.8	$57.5	$(10.4)	$76.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Income

(In millions)

(Unaudited)

	For the three months ended August 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$406.2	$387.2	$(68.6)	$724.8
Cost of goods sold	368.1	342.8	(68.3)	642.6

Gross margin	38.1	44.4	(0.3)	82.2
Selling, general and administrative expenses	11.0	20.2	(0.2)	31.0
Other operating income	—	(5.8)	—	(5.8)

Operating earnings (loss)	27.1	30.0	(0.1)	57.0
Interest (income) expense	(0.4)	8.1	(0.1)	7.6
Foreign currency transaction loss	—	1.6	—	1.6
Other (income) expense	0.2	(0.5)	—	(0.3)

Earnings from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	27.3	20.8	—	48.1
Provision (benefit) for income taxes	(0.5)	14.1	—	13.6

Earnings from consolidated companies before the cumulative effect of a change in accounting principle	27.8	6.7	—	34.5
Equity in net earnings (loss) of nonconsolidated companies	(0.1)	9.9	—	9.8
Minority interests in net earnings of consolidated companies	—	(1.2)	—	(1.2)

Earnings before the cumulative effect of a change in accounting principle	27.7	15.4	—	43.1
Cumulative effect of a change in accounting principle, net of tax	—	(2.0)	—	(2.0)

Net earnings	$27.7	$13.4	$—	$41.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.3	$60.3	$18.1	$121.6	$—	$201.3
Receivables, net	3.1	—	106.0	515.8	7.3	632.2
Trade receivables due from Cargill, Incorporated and affiliates	868.1	44.0	525.2	1,512.5	(2,916.8)	33.0
Inventories	—	(0.3)	485.2	301.3	(11.4)	774.8
Other current assets	1.7	(35.7)	52.3	98.6	—	116.9

Total current assets	874.2	68.3	1,186.8	2,549.8	(2,920.9)	1,758.2
Property, plant and equipment, net	—	—	1,955.4	2,279.3	—	4,234.7
Due from affiliates	—	693.3	108.1	480.6	(1,282.0)	—
Investment in consolidated companies	2,700.4	1,654.7	107.7	2,773.5	(7,236.3)	—
Investment in nonconsolidated companies	—	—	2.5	300.7	—	303.2
Other assets	10.7	33.8	635.6	1,631.2	—	2,311.3

Total assets	$3,585.3	$2,450.1	$3,996.1	$10,015.1	$(11,439.2)	$8,607.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$75.0	$2.1	$72.8	$—	$153.4
Accounts payable and accrued liabilities	32.7	(84.3)	311.3	539.2	44.5	843.4
Trade accounts payable due to Cargill, Incorporated and affiliates	(4.5)	(154.8)	355.7	481.7	(655.1)	23.0
Customer prepayments	—	—	27.3	38.0	—	65.3
Due to Cargill, Incorporated and affiliates	46.9	787.4	499.5	975.2	(2,309.0)	—

Total current liabilities	78.6	623.3	1,195.9	2,106.9	(2,919.6)	1,085.1
Long-term debt, less current maturities	345.6	1,795.5	44.2	253.0	—	2,438.3
Long-term debt due to Cargill, Incorporated and affiliates	56.2	131.3	319.0	739.7	(1,240.0)	6.2
Other noncurrent liabilities	36.1	256.6	469.4	866.2	(33.9)	1,594.4
Minority interests in consolidated subsidiaries	—	(240.7)	(121.9)	590.0	(203.6)	23.8
Stockholders’ equity (deficit)	3,068.8	(115.9)	2,089.5	5,459.3	(7,042.1)	3,459.6

Total liabilities and stockholders’ equity (deficit)	$3,585.3	$2,450.1	$3,996.1	$10,015.1	$(11,439.2)	$8,607.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$1.0	$71.0	$—	$245.0
Receivables, net	3.8	6.4	63.5	523.8	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	91.4	390.5	2,339.1	(3,545.4)	64.2
Inventories	—	0.1	227.4	532.5	(6.6)	753.4
Other current assets	0.5	(35.8)	1.4	95.7	—	61.8

Total current assets	853.4	174.6	683.8	3,562.1	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	809.4	3,312.0	—	4,121.4
Due from affiliates	—	675.9	108.1	475.0	(1,259.0)	—
Investment in consolidated companies	2,700.4	1,805.6	—	3,019.6	(7,525.6)	—
Investment in nonconsolidated companies	—	—	2.6	287.3	—	289.9
Other assets	6.8	34.2	45.2	2,180.3	1.8	2,268.3

Total assets	$3,560.6	$2,690.3	$1,649.1	$12,836.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$—	$174.5	$—	$204.9
Accounts payable and accrued liabilities	13.0	24.7	144.1	713.7	0.9	896.4
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	(155.6)	45.5	1,455.3	(1,319.3)	27.9
Customer prepayments	—	—	2.4	21.0	—	23.4
Due to Cargill, Incorporated and affiliates	46.2	737.9	521.0	896.7	(2,201.8)	—

Total current liabilities	64.7	633.9	713.0	3,261.2	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	13.8	241.4	—	2,455.2
Long-term debt due to Cargill, Incorporated and affiliates	50.0	130.8	8.0	1,102.7	(1,283.0)	8.5
Other noncurrent liabilities	0.1	292.9	144.2	1,280.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(240.7)	1.6	465.5	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.9	768.5	6,485.0	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.3	$1,649.1	$12,836.3	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(79.2)	$(51.3)	$(7.6)	$219.3	$—	$81.2
Cash Flows from Investing Activities
Capital expenditures	—	—	(19.5)	(71.2)	—	(90.7)
Proceeds from note of Saskferco Products Inc.	—	—	11.8	—	—	11.8
Proceeds from the sale of assets	—	—	—	0.5	—	0.5
Other	—	(0.4)	(4.9)	3.6	—	(1.7)

Net cash used in investing activities	—	(0.4)	(12.6)	(67.1)	—	(80.1)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(0.9)	—	(1.4)	(69.4)	—	(71.7)
Proceeds from issuance of short-term and long-term debt	—	—	—	14.0	—	14.0
Proceeds from stock options exercised	23.5	—	—	—	—	23.5
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(0.1)	—	—	—	—	(0.1)
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other	0.1	(0.5)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	20.0	(0.5)	(1.4)	(55.4)	—	(37.3)
Effect of exchange rate changes on cash	—	—	38.7	(46.2)	—	(7.5)

Net change in cash and cash equivalents	(59.2)	(52.2)	17.1	50.6	—	(43.7)
Cash and cash equivalents—beginning of period	60.5	112.5	1.0	71.0	—	245.0

Cash and cash equivalents—end of period	$1.3	$60.3	$18.1	$121.6	$—	$201.3

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by operating activities	$41.9	$31.4	$4.1	$77.4
Cash Flows from Investing Activities
Capital expenditures	(33.8)	(5.1)	—	(38.9)
Investment in note of Saskferco Products Inc.	—	(15.3)	—	(15.3)
Other	(0.7)	(1.0)	—	(1.7)

Net cash used in investing activities	(34.5)	(21.4)	—	(55.9)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	—	(4.1)	—	(4.1)
Proceeds from issuance of short-term and long-term debt	—	0.7	—	0.7
Contributions by Cargill, Incorporated	—	(1.3)		(1.3)
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(3.6)	3.8	(4.1)	(3.9)
Cash dividends paid	(3.8)	(1.2)	—	(5.0)

Net cash used in financing activities	(7.4)	(2.1)	(4.1)	(13.6)
Effect of exchange rate changes on cash	—	4.8	—	4.8

Net change in cash and cash equivalents	—	12.7	—	12.7
Cash and cash equivalents—beginning of period	—	10.1	—	10.1

Cash and cash equivalents—end of period	$—	$22.8	$—	$22.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Condensed Consolidating Financial Statements—PAP Other Notes

Payment of the PAP Other Notes is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Other Notes of PAP.

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners, L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$988.9	$1,062.7	$(648.0)	$1,403.6
Cost of goods sold	—	—	857.0	936.6	(638.8)	1,154.8

Gross margin	—	—	131.9	126.1	(9.2)	248.8
Selling, general and administrative expenses	3.0	2.1	35.1	16.8	—	57.0
Other operating (income) expense	0.1	—	(0.1)	(0.2)	—	(0.2)

Operating earnings (loss)	(3.1)	(2.1)	96.9	109.5	(9.2)	192.0
Interest (income) expense	4.4	—	0.5	35.7	(2.3)	38.3
Foreign currency transaction (gain) loss	(0.2)	—	(2.8)	42.0	—	39.0
Other (income) expense	(3.9)	7.2	5.6	(12.1)	2.3	(0.9)

Earnings (loss) from consolidated companies before income taxes	(3.4)	(9.3)	93.6	43.9	(9.2)	115.6
Provision for income taxes	21.5	—	14.7	15.3	—	51.5

Earnings (loss) from consolidated companies	(24.9)	(9.3)	78.9	28.6	(9.2)	64.1
Equity in net earnings (loss) of nonconsolidated companies	—	—	(0.1)	14.3	—	14.2
Minority interests in net earnings of consolidated companies	—	—	—	(1.0)	(1.2)	(2.2)

Net earnings (loss)	$(24.9)	$(9.3)	$78.8	$41.9	$(10.4)	$76.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Income

(In millions)

(Unaudited)

	For the three months ended August 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$406.2	$387.2	$(68.6)	$724.8
Cost of goods sold	368.1	342.8	(68.3)	642.6

Gross margin	38.1	44.4	(0.3)	82.2
Selling, general and administrative expenses	11.0	20.2	(0.2)	31.0
Other operating income	—	(5.8)	—	(5.8)

Operating earnings (loss)	27.1	30.0	(0.1)	57.0
Interest (income) expense	(0.4)	8.1	(0.1)	7.6
Foreign currency transaction loss	—	1.6	—	1.6
Other (income) expense	0.2	(0.5)	—	(0.3)

Earnings from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	27.3	20.8	—	48.1
Provision (benefit) for income taxes	(0.5)	14.1	—	13.6

Earnings from consolidated companies before the cumulative effect of a change in accounting principle	27.8	6.7	—	34.5
Equity in net earnings (loss) of nonconsolidated companies	(0.1)	9.9	—	9.8
Minority interests in net earnings of consolidated companies	—	(1.2)	—	(1.2)

Earnings before the cumulative effect of a change in accounting principle	27.7	15.4	—	43.1
Cumulative effect of a change in accounting principle, net of tax	—	(2.0)	—	(2.0)

Net earnings	$27.7	$13.4	$—	$41.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of August 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners, L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.3	$—	$18.1	$181.9	$—	$201.3
Receivables, net	3.1	—	106.0	515.8	7.3	632.2
Trade receivables due from Cargill, Incorporated and affiliates	868.1	14.5	525.2	1,542.0	(2,916.8)	33.0
Inventories	—	—	485.2	301.0	(11.4)	774.8
Other current assets	1.7	—	52.3	62.9	—	116.9

Total current assets	874.2	14.5	1,186.8	2,603.6	(2,920.9)	1,758.2
Property, plant and equipment, net	—	—	1,955.4	2,279.3	—	4,234.7
Due from affiliates	—	—	108.1	1,173.9	(1,282.0)	—
Investment in consolidated companies	2,700.4	93.1	107.7	4,335.1	(7,236.3)	—
Investment in nonconsolidated companies	—	—	2.5	300.7	—	303.2
Other assets	10.7	—	635.6	1,665.0	—	2,311.3

Total assets	$3,585.3	$107.6	$3,996.1	$12,357.6	$(11,439.2)	$8,607.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$0.5	$2.1	$147.3	$—	$153.4
Accounts payable and accrued liabilities	32.7	0.5	311.3	454.4	44.5	843.4
Trade accounts payable due to Cargill, Incorporated and affiliates	(4.5)	5.1	355.7	321.8	(655.1)	23.0
Customer prepayments	—	—	27.3	38.0	—	65.3
Due to Cargill, Incorporated and affiliates	46.9	355.1	499.5	1,407.5	(2,309.0)	—

Total current liabilities	78.6	361.2	1,195.9	2,369.0	(2,919.6)	1,085.1
Long-term debt, less current maturities	345.6	155.4	44.2	1,893.1	—	2,438.3
Long-term debt due to Cargill, Incorporated and affiliates	56.2	150.0	319.0	721.0	(1,240.0)	6.2
Other noncurrent liabilities	36.1	30.5	469.4	1,092.3	(33.9)	1,594.4
Minority interests in consolidated subsidiaries	—	(26.0)	(121.9)	375.3	(203.6)	23.8
Stockholders’ equity (deficit)	3,068.8	(563.5)	2,089.5	5,906.9	(7,042.1)	3,459.6

Total liabilities and stockholders’ equity (deficit)	$3,585.3	$107.6	$3,996.1	$12,357.6	$(11,439.2)	$8,607.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners, L.P.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$—	$1.0	$183.5	$—	$245.0
Receivables, net	3.8	—	63.5	530.2	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	(52.8)	390.5	2,483.3	(3,545.4)	64.2
Inventories	—	—	227.4	532.6	(6.6)	753.4
Other current assets	0.5	—	1.4	59.9	—	61.8

Total current assets	853.4	(52.8)	683.8	3,789.5	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	809.4	3,312.0	—	4,121.4
Due from affiliates	—	—	108.1	1,150.9	(1,259.0)	—
Investment in consolidated companies	2,700.4	93.1	—	4,732.1	(7,525.6)	—
Investment in nonconsolidated companies	—	—	2.6	287.3	—	289.9
Other assets	6.8	—	45.2	2,214.5	1.8	2,268.3

Total assets	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$—	$—	$201.4	$—	$204.9
Accounts payable and accrued liabilities	13.0	(67.7)	144.1	806.1	0.9	896.4
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	4.8	45.5	1,294.9	(1,319.3)	27.9
Customer prepayments	—	—	2.4	21.0	—	23.4
Due to Cargill, Incorporated and affiliates	46.2	342.7	521.0	1,291.9	(2,201.8)	—

Total current liabilities	64.7	279.8	713.0	3,615.3	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	158.4	13.8	1,936.5	—	2,455.2
Long-term debt due to Cargill, Incorporated and affiliates	50.0	150.0	8.0	1,083.5	(1,283.0)	8.5
Other noncurrent liabilities	0.1	30.9	144.2	1,542.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(26.0)	1.6	250.8	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	(552.8)	768.5	7,057.7	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners, L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(79.2)	$—	$(7.6)	$168.0	$—	$81.2
Cash Flows from Investing Activities
Capital expenditures	—	—	(19.5)	(71.2)	—	(90.7)
Proceeds from note of Saskferco Products Inc.	—	—	11.8	—	—	11.8
Proceeds from the sale of assets	—	—	—	0.5	—	0.5
Other	—	—	(4.9)	3.2	—	(1.7)

Net cash used in investing activities	—	—	(12.6)	(67.5)	—	(80.1)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(0.9)	—	(1.4)	(69.4)	—	(71.7)
Proceeds from issuance of short-term and long-term debt	—	—	—	14.0	—	14.0
Proceeds from stock options exercised	23.5	—	—	—	—	23.5
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(0.1)	—	—	—	—	(0.1)
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other	0.1	—	—	(0.5)	—	(0.4)

Net cash provided by (used in) financing activities	20.0	—	(1.4)	(55.9)	—	(37.3)
Effect of exchange rate changes on cash	—	—	38.7	(46.2)	—	(7.5)

Net change in cash and cash equivalents	(59.2)	—	17.1	(1.6)	—	(43.7)
Cash and cash equivalents—beginning of period	60.5	—	1.0	183.5	—	245.0

Cash and cash equivalents—end of period	$1.3	$—	$18.1	$181.9	$—	$201.3

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by operating activities	$41.9	$31.4	$4.1	$77.4
Cash Flows from Investing Activities
Capital expenditures	(33.8)	(5.1)	—	(38.9)
Investment in note of Saskferco Products Inc.	—	(15.3)	—	(15.3)
Other	(0.7)	(1.0)	—	(1.7)

Net cash used in investing activities	(34.5)	(21.4)	—	(55.9)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	—	(4.1)	—	(4.1)
Proceeds from issuance of short-term and long-term debt	—	0.7	—	0.7
Contributions by Cargill, Incorporated	—	(1.3)		(1.3)
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(3.6)	3.8	(4.1)	(3.9)
Cash dividends paid	(3.8)	(1.2)	—	(5.0)

Net cash used in financing activities	(7.4)	(2.1)	(4.1)	(13.6)
Effect of exchange rate changes on cash	—	4.8	—	4.8

Net change in cash and cash equivalents	—	12.7	—	12.7
Cash and cash equivalents—beginning of period	—	10.1	—	10.1

Cash and cash equivalents—end of period	$—	$22.8	$—	$22.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (Exchange Act).

Results of Operations

Our operating results for the fiscal 2006 first quarter ended August 31, 2005 were driven primarily by the following factors:

•	Our Potash business showed solid performance as prices increased, although volumes were seasonally slow and were also negatively affected by low inventories and planned plant shutdowns.

•	Phosphate margins improved due to higher prices offset partially by higher raw material costs, especially for ammonia, and higher operating costs largely related to water treatment costs.

•	The Offshore segment showed a loss primarily as a result of poor margins in the Brazilian market.

•	Large mark-to-market non-cash gains on derivative contracts contributed $61.3 million to gross margin and were partially offset by $39.0 million in non-cash non-operating foreign currency transaction losses.

Going forward, management expects:

•	Potash prices to remain near or at the current high levels and seasonally stronger sales for the remainder of the fiscal year.

•	DAP prices to remain near or at the current high levels but raw material prices are expected to increase further driven by higher energy prices. U.S. phosphate export volumes are expected to decline in the second half of the fiscal year compared with the current high levels, but this decline is expected to be approximately equal to anticipated capacity closures in the U.S.

•	Offshore results to remain weak with a slight improvement in the Brazilian market over the next year.

•	Fiscal third quarter results to be our seasonally weakest quarter.

•	A continued focus on cost reductions, especially for the Phosphates segment, including capturing synergies by the end of fiscal year 2006 of between $90 to $110 million on an annual run rate basis.

We are currently expanding our Esterhazy, Saskatchewan, potash facility that will add approximately 0.4 million tonnes of annual capacity, which is scheduled to be completed in the fall of 2006. The Province of Saskatchewan recently announced a revision of its resource tax system that will facilitate capital spending related to our expansion plan to meet growing potash demand. Potash Corporation of Saskatchewan has agreed to pay for one-quarter of the expansion cost in exchange for one-quarter of the output resulting from the expansion, subject however to the terms of existing agreements between PCS and Mosaic.

We have also begun investing $18 million at our Colonsay potash mine in order to improve operating rates.

We are constructing a $14 million single superphosphate plant in Argentina, which is scheduled to be completed in calendar year 2006.

The following table shows the results of operations for the first quarter of fiscal 2006 and 2005 ($ in millions, except for per share data):

	Three months ended August 31
	2005	2004	Change	Percent
Net sales	$1,403.6	$724.8	$678.8	94%
Gross margin	248.8	82.2	166.6	203%
Selling, general and administrative expenses	57.0	31.0	26.0	84%
Other operating income	(0.2)	(5.8)	5.6	(97%)
Interest expense	38.3	7.6	30.7	404%
Foreign currency transaction loss	39.0	1.6	37.4	2,338%
Other income	(0.9)	(0.3)	(0.6)	200%
Provision for income taxes	51.5	13.6	37.9	279%
Equity in earnings of nonconsolidated companies	14.2	9.8	4.4	45%

Net earnings	$76.1	$41.1	$35.0	85%

Diluted EPS	$0.18	$0.16	$0.02	13%
Number of shares	433.9	250.6

The increases in sales and gross margin were due primarily to the Combination plus higher potash and phosphate selling prices. Selling, general and administrative expenses increased due to the Combination, while interest expenses increased due to the significant amount of debt we assumed in the Combination. The increase in net earnings was primarily due to the Combination and higher prices in Potash and continued strong DAP prices in Phosphates. Large non-cash mark-to-market derivative gains contributed $61.3 million to gross margin and were partially offset by $39.0 million in non-cash non-operating foreign currency losses.

The following table shows the percentage of Mosaic sales dollars and margin dollars by business segment:

	Three months ended August 31, 2005		Three months ended August 31, 2004
	% of Sales $	% of Margin $	% of Sales $	% of Margin $
Phosphates	57.6%	53.1%	46.0%	42.3%
Potash	18.0%	41.6%	0.7%	0.4%
Nitrogen	1.6%	0.6%	7.4%	4.8%
Offshore	22.8%	4.7%	45.9%	52.5%

Total	100.0%	100.0%	100.0%	100.0%

Net Sales and Gross Margin

Phosphates

The following table summarizes Phosphates sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended August 31
	2005	2004	Change(a)
Net sales:
North America	$301.9	$94.5	$207.4
Offshore	554.6	269.0	285.6

Total	856.5	363.5	493.0
Cost of goods sold	719.6	328.6	391.0

Gross margin	$136.9	$34.9	$102.0

Sales volume (in thousands of metric tonnes):
Fertilizer	2,787	1,438	1,349
Feed	264	66	198

Total	3,051	1,504	1,547

Average price per tonne:
DAP (FOB plant)	$240	$218	$22
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$301	$288	$13
Sulfur (long ton)	$67	$67	$—

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Phosphates’ sales increased in the first quarter of fiscal 2006 due to the Combination which resulted in sales volumes of 3.0 million tonnes of fertilizer and feed phosphates, compared with 1.5 million tonnes for the first quarter of fiscal 2005. Sales to international fertilizer markets accounted for about 69% of the total, North American fertilizer sales were about 22% and feed sales were approximately 9% of the total. Phosphate production of DAP, MAP and TSP was 2.6 million tonnes, about the same as for the first quarter of fiscal 2005 on a proforma basis. Hurricane Katrina resulted in the temporary closure of our Louisiana plants at the end of August. Damage was slight from the hurricane and we were able to re-start at about 50% of capacity within a week of the hurricane, with full production rates by the end of September. However, sulfur supplies remain tight because it is a by-product from oil refineries, several of which were impaired and some of which remain closed due to hurricane problems.

The North American fertilizer season was seasonally slow during our first quarter, but the international market was strong due to growth in Asian demand, mainly India and Pakistan. Sales to India increased primarily due to low Indian domestic inventory carryover from the prior year and reduced Indian domestic production from a delay in negotiating phosphoric acid contracts in early 2005, as well as unreliable domestic DAP production levels. International fertilizer sales are expected to decline modestly in the second half of fiscal 2006, but North American fertilizer sales are expected to be much stronger, peaking in the fourth quarter of the fiscal year.

Net sales also increased due to higher prices as the average DAP price was $240 per tonne, an increase of $22 per tonne compared with the same period last year. Phosphate prices in North America increased due to the strengthening of international demand and a tightening of product availability. The DAP export price had about a $7 per tonne price premium over the domestic market in the first quarter.

Gross margin was impacted by higher costs of production which increased by 13% compared with the same period a year ago, offsetting some of the increase in average selling prices. Costs of production increased due to higher ammonia prices and an increase in average rock production costs. In the first quarter, the average purchase price of ammonia in Central Florida increased by $13 per tonne compared with a year ago to $301 per tonne, driven mostly by higher natural gas prices. The cost of ammonia produced at our Louisiana complex was considerably higher than the price of our purchased ammonia as a result of high natural gas prices. Sulfur prices remained relatively unchanged compared with the same period a year ago. Raw material prices are expected to increase with both sulfur and ammonia prices rising in the second quarter and possibly in the third quarter as well.

Phosphates had non-cash mark-to-market derivative gains of $35.2 million during the three months ended August 31, 2005 due to the strengthening of the natural gas market. These gains reduced the cost of goods sold. During the three months ended August 31, 2004, Phosphates had an immaterial mark-to-market derivative gain.

Phosphate rock production was 5.5 million tonnes during our fiscal quarter. We closed our Kingsford phosphate rock mine in mid-September as previously announced, although this loss of production volume will be partially offset by an expansion at our South Fort Meade mine. In addition, we announced a proposed global resolution with U.S. Agri-Chemicals (USAC) consisting of various outstanding commercial matters and disputes, including an early termination to a rock supply agreement, settlement of a pending lawsuit, and acquisition of various assets, spare parts and phosphate rock reserves owned by USAC. In anticipation of this global resolution, we stopped shipping phosphate rock to USAC in mid-August.

Water treatment costs at our Florida operations were approximately $10 million for the first quarter, an increase of $10 million compared with the prior year’s first quarter and $1 million from last quarter. Some of our Florida facilities continue to have high water levels that require treatment. Our high water levels are due to hurricanes from last year and high rainfall this past spring. Water treatment costs will continue to be highly dependent on rainfall levels in central Florida. Water treatment costs are also dependent on our product mix and operating rates. High operating rates result in more water evaporation and lower treatment costs. Over the last six months, we have built additional water holding areas, and we are investing in advanced technology to treat water at a lower cost while meeting required water quality standards.

Potash

The following table summarizes Potash sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended August 31
	2005	2004	Change(a)
Net sales:
North America	$160.6	$5.9	$154.7
Offshore	107.1	—	107.1

Total	267.7	5.9	261.8
Cost of goods sold	160.6	5.6	155.0

Gross margin	$107.1	$0.3	$106.8

Sales volume (in thousands of metric tonnes):
Fertilizer	1,374	—	1,374
Non-agricultural (industrial and feed)	240	—	240

Total	1,614	—	1,614

Average price per tonne (FOB plant)	$141	—	$141

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Potash’s net sales increased compared with the same period last year primarily due to CCN having only minor potash sales prior to the Combination. Potash fertilizer sales were 1.4 million tonnes and potash non-agricultural sales, including feed and industrial sales, were 0.2 million tonnes. The strong potash market was mainly due to higher prices for both the domestic and export markets.

Potash sales volumes increased due to the Combination, but were seasonally low. Inventories remain at historically lower levels which limits sales, especially during periods of lower production. Potash took summer plant turnarounds at most of its plants, resulting in low quarterly production, which is typical for the first quarter. Sales are expected to be higher for each of the remaining three quarters of the fiscal year.

Approximately 85% of our offshore Potash sales were through Canpotex, the export association for Saskatchewan potash producers. Offshore sales were strong to China and India in the first quarter but weaker to Brazil compared with the same period in the prior year.

Potash prices increased to $141 per tonne in the first quarter. On a proforma basis, the average potash price increased by $49 per tonne compared with fiscal 2005 first quarter results. We implemented a $13 per short ton price increase in June for the agricultural North American market and an additional $7 to $10 per short ton increase in early October. We made approximately 15% of our total potash sales to non-agricultural customers in the first quarter of fiscal 2006. Prices to non-agricultural customers generally are based on long-term contracts at prices which are about one-third or more below our average selling price. We expect industrial contract prices to increase in calendar year 2006, although they will still be below our average selling prices for agricultural sales.

The increase in Potash gross margins was mainly due to the Combination and higher potash prices. On a proforma basis, costs of production were $23 per tonne higher compared with the same period last year as a result of higher energy prices and Canadian resource taxes.

Potash had mark-to-market derivative gains of $9.8 million in foreign exchange due to the strengthening of the Canadian dollar and gains of $16.3 million due to the strengthening of the natural gas market during the three months ended August 31, 2005. These gains reduced this quarter’s cost of goods sold by a total of $26.1 million.

Nitrogen

The following table summarizes Nitrogen sales, gross margin and sales volume ($ in millions):

	Three months ended August 31
	2005	2004	Change	Percent
Net sales	$24.2	$58.3	$(34.1)	(58%)
Cost of goods sold	22.7	54.3	(31.6)	(58%)

Gross margin	$1.5	$4.0	$(2.5)	(63%)

Sales volume (in thousands of metric tonnes)	206	380	(174)	(46%)
Equity in net earnings of nonconsolidated companies —Saskferco	$5.5	$2.8	$2.7	96%

Nitrogen volumes were 0.2 million tonnes in the first quarter of fiscal year 2006, a decrease of 46% from the same period last year. Agency sales for Saskferco’s nitrogen products were 0.1 million tonnes and 0.3 million tonnes for the three months ended August 31, 2005 and 2004, respectively. Sales were down as a result of rising prices resulting in customers delaying purchases. Non-agency sales for nitrogen products were 0.1 million tonnes for the three months ended August 31, 2005 and 2004.

Offshore

The following table summarizes Offshore sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended August 31
	2005	2004	Change	Percent
Net sales(a):
Brazil	$185.2	$194.7	$(9.5)	(5%)
Argentina	21.4	36.5	(15.1)	(41%)
India	30.3	11.5	18.8	163%
China	20.0	20.9	(0.9)	(4%)
Other	83.1	98.6	(15.5)	(16%)

Total	340.0	362.2	(22.2)	(6%)
Cost of goods sold	327.8	318.9	8.9	3%

Gross margin	$12.2	$43.3	$(31.1)	(72%)

Sales volume (in thousands of metric tonnes)	3,015	2,112	903	43%

Gross margin per metric tonne	$4	$19	$(15)	(80%)
Equity in net earnings of nonconsolidated companies:
Fertifos	7.0	5.0	2.0	40%
Yunnan	1.1	1.4	(0.3)	(21%)

(a)	Revenues are attributed to countries based on location of customer.

Total Offshore sales decreased 6% over the prior year’s first quarter on sales volume of 3.0 million tonnes, which increased 43%. Australia, India and Hong Kong showed significant increases in volumes. Sales through our in-country distribution were down 11% from the same period a year ago. Overall, the weighted average sales price of $113 per tonne was down 34% from the prior year’s first quarter.

Volumes in Brazil were down by 8% compared to the same period a year ago in both the distribution business and in product imported through our port terminal due to the current weak economic conditions in this country’s agricultural industry. Argentina volumes were down 1%. Increased demand for imported phosphates into India was driven by reduced domestic production, and volumes to India increased by 0.5 million tonnes, accounting for about half of Offshore’s total volume increase. High fertilizer prices delayed early-season sales in China, which were down modestly. Volumes to other destinations increased 135% in the first quarter of fiscal 2006 compared with the prior year’s period. Australian volumes were up significantly over the prior year’s quarter driven by new marketing agreements. Hong Kong volumes, included in other destinations, were also up due to increased sales to importers into China. Volumes were down in Chile and Thailand as the planting season was delayed due to weather conditions.

While total volumes were up, the gross margin declined 72% from the same period last year. This was driven mainly by poor farmer economic conditions in Brazil. The average margin per tonne in Brazil decreased 96% in the first quarter of fiscal 2006 compared to the same period a year ago. This was due to the continued appreciation of the Brazilian Reais combined with higher input costs for the farmer, which have eroded income and decreased the use of fertilizer. In addition, the drought in the southern part of Brazil last fiscal year had a lingering affect on farmers’ income. This resulted in high inventories and lower margins. Weather conditions in other countries have also had a negative impact on margins.

During the first quarter, about 30% of our sales volume consisted primarily of sales to importers with lower margins compared to 9% for the same period last year. This had a significant negative impact on the overall margin per tonne.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $57.0 million for the first quarter of fiscal 2006 compared to $31.0 million for the first quarter of fiscal 2005. This increase was primarily due to the Combination.

Interest Expense

Interest expense was $38.3 million in the first quarter of fiscal 2006, compared to $7.6 million in the first quarter of fiscal 2005. This increase compared with the same period a year ago was due to the additional debt assumed as part of the Combination, as IMC was highly leveraged. Interest expense was net of $12.0 million from the amortization of the fair market value adjustment of IMC’s debt assumed in the Combination.

Foreign Currency Transaction (Gain) Loss

In the first quarter of fiscal 2006, we had a $39.0 million non-cash, non-operating foreign currency transaction loss compared with a loss of $1.6 million in the first quarter of fiscal 2005. The fiscal 2006 loss was primarily caused by a strengthening of the Canadian dollar, a strengthening of the Brazilian Reais and the volatility of the Thai Baht against the U.S. dollar.

Other Income

Other income was $0.9 million in the first quarter compared and $0.3 million for the same period a year ago. The favorable variance was primarily the result of an increase in interest income.

Provision for Income Taxes

The provision for income taxes was $51.5 million for the first quarter of fiscal 2006 compared with $13.6 million for the first quarter of fiscal 2005. This large increase is due to the addition of the potash and phosphates businesses of IMC as a result of the Combination. The Potash business in Canada is taxed at relatively higher rates than the other businesses of Mosaic. In addition, certain entities within Potash are subject to taxation in both the United States and Canada. Our current U.S. tax posture does not permit us to realize a full U.S. tax benefit for Canadian income taxes paid on these operations.

Equity in Earnings of Nonconsolidated Companies

Equity in earnings of nonconsolidated companies was $14.2 million for the first quarter of fiscal 2006 compared with $9.8 million for the first quarter of fiscal 2005. The largest earnings contributors were Fosfertil and Yunnan, which are included in our Offshore segment and Saskferco, which is included in our Nitrogen segment. Our share of Fosfertil’s earnings was $7.0 million for the first quarter of fiscal 2006 compared to $5.0 million for the first quarter of fiscal 2005. Our share of Saskferco’s earnings was $5.5 million in the first quarter of fiscal 2006 and $2.8 million in the first quarter of fiscal 2005. In addition, our share of Yunnan’s earnings was $1.1 million in the first quarter of fiscal 2006 compared to $1.4 million in the first quarter of fiscal 2005.

Capital Resources and Liquidity

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating and capital expenditure requirements and to service our debt and meet other contractual obligations as they become due.

In February 2005, we entered into a senior secured credit facility, which we refer to as the Mosaic Credit Facility. The Mosaic Credit Facility is intended to serve as our primary senior secured bank credit facility to meet the combined liquidity requirements of all of our business segments. The Mosaic Credit Facility includes a $450.0 million Revolving Credit Facility, a $50.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility. The interest rate currently applicable to borrowings under the Revolving Credit Facility and the Term Loan A Facility is LIBOR plus 125.0 basis points while the interest rate applicable to the Term Loan B Facility is LIBOR plus 150.0 basis points.

Under the Revolving Credit Facility, we may from time to time borrow, repay and reborrow amounts as revolving loans or swingline loans or obtain letters of credit, up to a maximum of $450.0 million principal amount outstanding at any time. As of August 31, 2005, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $143.8 million. As of August 31, 2005, the outstanding principal amount of borrowings under the Term Loan A Facility and the Term Loan B Facility were $49.4 million and $349.1 million, respectively. The net available borrowings under the Revolving Credit Facility as of August 31, 2005 were approximately $307.9 million. Consolidated cash and cash equivalents as of August 31, 2005 were approximately $201.3 million.

Our Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. We were in compliance with the provisions of the financial covenants in the Credit Agreement as of August 31, 2005, and we expect to be in compliance in the foreseeable future.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on our common stock and repurchases or redemptions of our capital stock beginning February 18, 2005 to $20.0 million plus an amount equal to the sum of (a) 25 percent of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25 percent of the net proceeds from equity offerings by us that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million.

A further description of our material debt instruments is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

We incur liabilities for reclamation activities and phosphogypsum stack system closure, primarily in our Florida phosphate operations, where to obtain necessary permits we must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of August 31, 2005, we had $92.0 million in surety bonds outstanding and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, we have posted $42.1 million of collateral in the form of letters of credit. In addition we have letters of credit supporting reclamation activity of $17.3 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. In the future, there can be no assurance that we will be able to pass such tests of financial strength to purchase surety bonds on the same terms and conditions, or to discharge, or post additional collateral with respect to, surety bonds if requested to do so. However, we anticipate that we will be able to satisfy applicable credit support requirements without disrupting normal business operations.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum systems located in the State of Florida that impose financial assurance requirements that are more stringent than the prior rules. We anticipate that we will be able to fully comply with the proposed Consent Agreement until May 31, 2009 and with the new rules thereafter, however, there can be no assurance that we will be able to do so.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum systems located within Louisiana. Because of a change in our corporate structure resulting from the combination, we currently do not meet the financial strength test under Louisiana regulations and will be required to reach agreement with the Louisiana Department of Environmental Quality with respect to an alternate financial strength test or will need to provide credit support such as surety bonds or financial guarantees. We currently recognize both phosphogypsum closure costs and phosphogypsum water treatment costs as liabilities in accordance with SFAS No. 143.

In September, 2004, IMC announced that Mosaic Phosphates Company (formerly known as IMC Phosphates Company and referred to herein as Mosaic Phosphates) elected to terminate a phosphate rock sales agreement with U.S. Agri-Chemicals (USAC) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates in 2000. The contract permits Mosaic Phosphates to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of an early termination, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract by providing written notice to USAC in September 2004.

On August 8, 2005, we entered into a non-binding term sheet (Non-Binding Term Sheet) with USAC and its ultimate parent company, Sinochem Corporation (Sinochem), which contemplates a global resolution of outstanding commercial matters and disputes with USAC, and also addresses the early termination of our existing phosphate rock sales agreement for which we provided a notice of termination. The global resolution includes payment by us of $84 million (which includes accrued interest charges) for the early termination of our phosphate rock sales agreement, which otherwise is in effect with USAC until October 1, 2007. In addition, we would agree to acquire various assets, including equipment, spare parts, and real property containing an estimated three million short tons of unmined phosphate reserves at or near USAC’s Florida plants in exchange for the issuance of $38 million of our common stock assuming all of the transactions contemplated close. The Non-Binding Term Sheet also would settle an existing lawsuit between the parties which relates to prior pricing disputes under the rock sales agreement in exchange for a cash payment to USAC of approximately $10 million. The transactions contemplated under the global resolution are subject to approval of the board of directors and/or shareholders, as applicable of USAC and Mosaic as well as approvals of any applicable regulatory agencies or governments. The parties anticipate that they will finalize definitive agreements for the global resolution and close on the transactions by the end of 2005.

Cash Flow

Operating activities provided $81.2 million of cash for the three months ended August 31, 2005 compared to providing $77.4 million for the same period in 2004. Cash flows from operating activities are primarily driven by net earnings, adjusted for the noncash impact of depletion, depreciation and amortization. In addition to affecting net earnings, volume and price level changes in product selling prices and raw material input prices result in significant changes in accounts receivable, inventories and accounts payable. The favorable variance from the prior year was primarily the result of increased net earnings and the impact of higher depreciation, depletion and amortization offset by an increase in the amount invested in working capital resulting from the Combination.

Investing activities used $80.1 million for the three months ended August 31, 2005 compared to $55.9 million for the same period in 2004. Cash used for investing activities primarily related to additions to property and acquisitions. Capital expenditures increased $51.8 million over the same period in 2004 as a result of the Combination and scheduled projects at our Potash and Phosphate segments. In April 2005, we announced that we were starting work immediately on an expansion of our Esterhazy potash facility that will be completed in the fall of 2006. In response to market demand, further potential expansions at our Saskatchewan potash facilities are in the engineering phase and are being reviewed internally.

Financing activities used $37.3 million for the three months ended August 31, 2005 compared to $13.6 million for the same period in 2004. Cash used for financing activities for the three months ended August 31, 2005 consisted primarily of principal payments on our long-term debt. Historical cash flows from financing activities primarily included external financing and contributions by Cargill. Cargill is neither obligated nor expected to make such contributions in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note 17 of “Notes to Consolidated Financial Statements” in Item I of Part I of this quarterly report on Form 10-Q is hereby incorporated herein by reference.

We conducted sensitivity analyses of our debt assuming a one-percentage point adverse change in interest rates on outstanding borrowings from the actual level as of August 31, 2005. Holding all other variables constant, the hypothetical adverse changes would not materially affect our financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one-percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our principal executive and financial officers have concluded, based on such evaluations, that our disclosure controls and procedures were not fully effective for the purpose for which they were designed as of the end of such period, because of the material weakness in our internal controls described below. While we believe that a material weakness exists at our stage of development after our recent Combination, we believe that our consolidated financial statements incorporated by reference in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for periods presented.

As a result of the Combination, we adopted the internal controls that previously existed at CCN (and its multiple international locations resulting from the spin-off from Cargill) and IMC prior to October 22, 2004. As a new public company that combined the scope of operations of these two global businesses with a new management team less than a year ago, we have been evaluating, and are continuing to evaluate, in consultation with external resources, the controls and procedures that we inherited from our predecessor companies with a view to assessing their continuing sufficiency and consistency for our new global enterprise in light of the rapidly evolving standards for controls and procedures. As a result of this evaluation, we have begun to enhance our controls and procedures. As part of our process, we have concluded that a “material weakness” in our internal controls exists. A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Management is committed to improve the overall internal control environment within our new organization to eliminate the material weakness which we have identified. Therefore, in response to the foregoing and as part of our integration plan, we, with the oversight of our Audit Committee:

•	Are enhancing our system of internal controls to provide reasonable assurance that assets are adequately safeguarded and transactions are recorded accurately in all material respects, in accordance with management’s authorization.

•	Have adopted internal policies related to financial risk management, tax, credit and investments, and are reviewing other inherited policies and procedures to ensure their appropriateness at Mosaic.

•	Are embarking on a Sarbanes-Oxley Act of 2002 Section 404 internal control initiative which will provide a structure for assessing the effectiveness of internal control over financial reporting by the end of our 2006 fiscal year (the date on which we are first required to report on Section 404).

•	Are implementing an internal audit program with global reach that will independently evaluate the adequacy and effectiveness of internal controls.

•	Have initiated several internal changes in our accounting organization designed to enhance our internal control environment:

•	Lydia Burke, our Assistant Controller, has been appointed as our chief accounting officer effective October 10, 2005. Ms. Burke will report directly to Lawrence W. Stranghoener, our Executive Vice President and Chief Financial Officer.

•	Robert M. Qualls, our Vice President and Controller, will increase his focus and oversight of our business segments, including our Offshore segment, in order to enhance US GAAP expertise in our field operations.

•	An additional position will be added to our corporate accounting staff to improve our accounting research capabilities.

•	We have appointed a Controller with public accounting experience for our commercial operations, and also expect to hire additional resources as may be needed to support our North American sales team and supply chain operations.

•	We are seeking an additional person with strong public accounting experience for our Florida Phosphates operations.

•	Will continue to monitor and assess the structure of our finance and accounting teams and the necessity for hiring additional US GAAP trained finance and accounting personnel beyond implementation of that already described above.

•	Are implementing education programs within the Company to ensure that all finance and accounting employees are adequately trained and supervised in the application of US GAAP. Among other things, we are in the process of developing and conducting training sessions related to key accounting issues, including US GAAP and SEC accounting and reporting requirements, and expect to conduct initial training sessions in the second quarter of fiscal 2006.

•	Are implementing a new enterprise resource planning (ERP) system with additional system controls which is scheduled to be completed in calendar year 2006.

•	Will create stronger communication protocols and relationships between our commercial management and our finance and accounting personnel to ensure that transactions are identified for proper accounting analysis and treatment.

While we are implementing remediation plans to address the material weakness noted above, we will not consider the weakness remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively.

This matter and our proposed remediation plans have been discussed with the Audit Committee of our Board of Directors and our independent registered public accounting firm prior to the filing of this report.

Effective July 1, 2005, we changed our payroll service provider for the former IMC employees to Cargill Shared Services. As a result, Cargill Shared Services is now the payroll service provider for all Mosaic employees.

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the first quarter of fiscal 2006 (the fiscal quarter ended August 31, 2005) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Notes 10 and 14 of Notes to Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our employee stock plans relating to the grant of employee stock options, stock appreciation rights and restricted stock awards, we have granted and may in the future grant employee stock options to purchase shares of our common stock for which the purchase price may be paid by means of delivery to us by the optionee of shares of our common stock that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the period covered by this report, no options to purchase shares of our common stock were exercised for which the purchase price was so paid.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “except,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our ability to successfully integrate the former operations of IMC and the CCN businesses; our ability to fully realize the expected costs savings from the Combination within the expected time frames; the ability to develop and execute comprehensive plans for asset optimization and/or rationalization; the financial resources of, and products available to, our competitors; the retention of existing, and continued attraction of additional, customers and key employees; the effect of any conditions or restrictions imposed on or proposed with respect to Mosaic by regulators following the Combination; general business and economic conditions and governmental policies affecting the agricultural industry in localities where we or our customers operate; adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall; changes in the outlook of the nitrogen, phosphate or potash markets; the impact of competitive products, including the introduction of new competitive products and the expansion or contraction of production capacity or selling efforts by competitors; pressure on prices realized by us for our products; changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing certain of our products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings and regulatory matters affecting us, including environmental and administrative proceedings involving us; success in implementing our various initiatives; the rating of our securities and changes that may occur in the U.S. financial markets; any errors due to the material weakness we have identified in our internal controls discussed in Item 4 of Part I of this report; and other risk factors reported from time to time in our Securities and Exchange Commission reports. In addition, we have consummated the Combination and our Board of Directors and management are not identical to the Board of Directors or management of either CCN or IMC prior to the Combination. Our Board and management may operate the combined businesses of Mosaic in a manner that differs from the manner in which the historical operations of either CCN or IMC were operated on a standalone basis.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

By:	/S/ ROBERT M. QUALLS
Robert M. Qualls Vice President and Controller (on behalf of the registrant and as chief accounting officer)

October 7, 2005

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4	Form of amendment, dated as of July 29, 2005, to Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings, Inc., Mosaic Potash Colonsay ULC, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	Exhibit 4 to Current Report on Form 8-K for July 29, 2005*

10.ii.a.**	Fertilizer Agency Agreement dated October 22, 2004 (effective July 7, 2005) between Cargill Limited and Mosaic (Canada) L.P.		X

10.ii.b.**	Service Agreement dated July 11, 2005 (effective July 7, 2005) between Mosaic Fertilizer, LLC and Cargill International SA, Ocean Transportation Division.		X

10.ii.c.	Barge Freight Sales Agreement between Mosaic Fertilizer, LLC and Cargo Carriers Division of Cargill Marine and Terminal, Inc. dated July 5, 2005.		X

10.ii.d.	Supply Agreement between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients and Tradico North America dated June 6, 2005 (effective July 7, 2005) related to supply of feed grade phosphate, potash and urea products in the United States, Canada and Mexico.		X

10.ii.e.	Supply Agreement between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients and Tradico International dated June 6, 2005 (effective July 7, 2005) related to supply of feed grade phosphate, potash and urea products in Vietnam, Indonesia and Taiwan.		X

10.ii.f.	Supply Agreement between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients and Cargill Philippines, Grain and Oilseeds Crush Business Unit related to supply of feed grade phosphate, potash and urea in the Philippines.		X

10.ii.g.	Barter Agreement dated May 31, 2005 (effective July 7, 2005) between Cargill Agricola S.A. and Mosaic Fertilizantes Do Brasil S.A.		X

10.ii.h.**	Fruit Purchase Contracts 21880, 21881 and 21882 dated March 21, 2005 (effective October 4, 2005) between South Fort Meade Land Management and Cargill Juice North America, Inc.		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

*	SEC File No. 001-32327
**	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.