Form 10-Q
period 2005-11-30
MOSAIC CO
filed 2006-01-17
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 383,576,982 common shares and 5,458,955 class B common shares as of December 31, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Net sales	$1,493.3	$1,077.7	$2,896.9	$1,802.5
Cost of goods sold	1,284.1	1,016.5	2,438.9	1,659.1

Gross margin	209.2	61.2	458.0	143.4
Selling, general and administrative expenses	66.9	45.4	123.9	76.4
Other operating (income) expense	1.4	3.5	1.2	(2.3)

Operating earnings	140.9	12.3	332.9	69.3
Interest expense	42.9	25.0	81.2	32.6
Foreign currency transaction loss	13.7	23.3	52.7	24.9
Other income	(2.2)	(4.6)	(3.1)	(4.9)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	86.5	(31.4)	202.1	16.7
Provision (benefit) for income taxes	42.3	(7.9)	93.8	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	44.2	(23.5)	108.3	11.0
Equity in net earnings of nonconsolidated companies	12.9	15.8	27.1	25.6
Minority interests in net earnings of consolidated companies	(2.1)	(0.7)	(4.3)	(1.9)

Earnings (loss) before the cumulative effect of a change in accounting principle	55.0	(8.4)	131.1	34.7
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)

Net earnings (loss)	$55.0	$(8.4)	$131.1	$32.7

Earnings (loss) available for common stockholders:
Earnings (loss) before the cumulative effect of a change in accounting principle	$55.0	$(8.4)	$131.1	$34.7
Preferred stock dividend	(2.5)	(1.1)	(5.1)	(1.1)

Earning (loss) available for common stockholders	$52.5	$(9.5)	$126.0	$33.6

Basic earnings per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.14	$(0.03)	$0.33	$0.12
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.01)

Basic net earnings (loss) per share	$0.14	$(0.03)	$0.33	$0.11

Basic weighted average number of shares outstanding	381.1	304.7	380.5	277.5
Diluted earnings per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.13	$(0.03)	$0.30	$0.12
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.01)

Diluted net earnings (loss) per share	$0.13	$(0.03)	$0.30	$0.11

Diluted weighted average number of shares outstanding	434.5	304.7	434.2	289.1

(See Notes to Consolidated Financial Statements)

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	November 30 2005	May 31 2005
Assets
Current assets:
Cash and cash equivalents	$166.0	$245.0
Receivables, net of allowance for doubtful accounts of $11.1 and $14.9	521.8	607.5
Trade receivables due from Cargill, Incorporated and affiliates	49.6	64.2
Inventories	786.3	753.4
Deferred income taxes	—	2.2
Vendor prepayments	24.8	31.6
Other current assets	102.6	28.0

Total current assets	1,651.1	1,731.9
Property, plant and equipment, net	4,317.1	4,121.4
Investments in nonconsolidated companies	326.1	289.9
Note receivable from Saskferco Products Inc.	14.8	41.5
Goodwill	2,304.4	2,160.3
Other assets	82.0	66.5

Total assets	$8,695.5	$8,411.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$129.4	$204.9
Accounts payable	429.4	434.8
Trade accounts payable due to Cargill, Incorporated and affiliates	32.3	27.9
Accrued liabilities	343.6	356.6
Accrued income taxes	123.8	105.0
Deferred income taxes	3.9	—
Customer prepayments	40.2	23.4

Total current liabilities	1,102.6	1,152.6
Long-term debt, less current maturities	2,417.8	2,455.2
Long-term debt-due to Cargill, Incorporated and affiliates	5.5	8.5
Deferred income taxes	726.5	692.2
Deferred asset retirement obligations	300.7	278.3
Accrued pension and postretirement benefits	211.1	217.3
Other noncurrent liabilities	321.5	372.1
Minority interest in consolidated subsidiaries	26.2	21.8

Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 2,750,000 shares issued and outstanding as of November 30, 2005 and May 31, 2005 (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 5,458,955 shares issued and outstanding as of November 30, 2005 and May 31, 2005	0.1	0.1
Common stock, 381,136,108 shares issued and outstanding as of November 30, 2005 and 379,409,047 as of May 31, 2005	3.8	3.8
Capital in excess of par value	2,195.1	2,166.2
Retained earnings	1,241.4	1,115.4
Accumulated other comprehensive income (loss)	143.2	(72.0)

Total stockholders’ equity	3,583.6	3,213.5

Total liabilities and stockholders’ equity	$8,695.5	$8,411.5

(See Notes to Consolidated Financial Statements)

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30
	2005	2004
Cash Flows from Operating Activities
Net earnings	$131.1	$32.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	158.7	65.9
Minority interests in net earnings of consolidated companies	4.3	1.9
Deferred income taxes	55.2	1.4
Equity in net earnings of nonconsolidated companies, net of dividends	(21.4)	(3.8)
Cumulative effect of a change in accounting principle	—	2.0
Accretion expense for asset retirement obligations	27.9	7.6
Amortization of out-of-market contracts	(9.0)	—
Amortization of fair market value adjustment of debt	(23.7)	(6.1)
Amortization of debt financing fees and stock-based compensation expense	6.1	0.3
Unrealized losses (gains) on derivatives	(53.8)	5.0
Other	12.3	10.1
Changes in assets and liabilities:
Receivables, net	75.0	(37.5)
Inventories	(34.4)	12.5
Other current assets	(27.3)	1.7
Accounts payable	(15.1)	61.1
Accrued expenses	(61.8)	(36.4)
Other current liabilities	18.3	(8.9)
USAC contract settlement	(94.0)	—
Due to/from Cargill, Incorporated and affiliates	19.0	19.1

Net cash provided by operating activities	167.4	128.6
Cash Flows from Investing Activities
Capital expenditures	(181.7)	(85.4)
Cash acquired in acquisition of IMC Global Inc.	—	52.8
Proceeds from (investment in) note of Saskferco Products, Inc.	29.2	(14.9)
Investment in nonconsolidated companies	—	(2.2)
Proceeds from the sale of assets	0.7	0.5
Other	(0.9)	4.0

Net cash used in investing activities	(152.7)	(45.2)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(124.5)	(5.4)
Proceeds from issuance of short-term and long-term debt	37.5	11.1
Proceeds from stock options exercised	23.8	3.1
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(1.7)	5.1
Cash dividends paid	(5.1)	(5.1)
Other	(5.3)	(5.6)

Net cash provided by (used in) financing activities	(75.3)	3.2
Effect of exchange rate changes on cash	(18.4)	25.1

Net change in cash and cash equivalents	(79.0)	111.7
Cash and cash equivalents—beginning of period	245.0	10.1

Cash and cash equivalents—end of period	$166.0	$121.8

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

(In millions, except per share amounts)

(Unaudited)

1. Organization and Nature of Business

Mosaic was created to serve as the parent company of the business that was formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated on October 22, 2004. In these notes to financial statements:

•	“Mosaic” means The Mosaic Company.

•	“We,” “us” and “our” mean Mosaic and may also include Mosaic and its direct and indirect subsidiaries as a group.

•	IMC Global Inc. is referred to as “IMC” or “Mosaic Global Holdings,” which is its new name after the Combination.

•	“Cargill” means Cargill, Incorporated and may also include its direct and indirect subsidiaries other than us.

•	“Cargill Crop Nutrition” or “CCN” means the fertilizer businesses of Cargill other than its retail fertilizer businesses.

•	“Combination” means the business combination between IMC and CCN.

•	“Preferred Stock” means our 7.50% mandatory convertible preferred shares.

We conduct our business through wholly and majority owned subsidiaries as well as investments accounted for by the equity method. We are organized into the following four business segments which are engaged in producing, blending and distributing crop nutrient and animal feed products around the world:

Our Phosphates business segment, which we refer to as Phosphates, owns and operates mines and processing plants in Florida which produce phosphate fertilizer and feed phosphate, and processing plants in Louisiana that produce phosphate fertilizer. Phosphates’ results include North American distribution activities and results of Phosphate Chemical Export Association, Inc., which we refer to as PhosChem, a Webb Pomerene Act export association which exports most of our phosphate fertilizer products around the world. Our financial statements include PhosChem as a consolidated subsidiary. As a result, our sales include all PhosChem member sales. However, gross margin reflects only our portion of PhosChem’s sales.

Our Potash business segment, which we refer to as Potash, owns and operates mines and processing plants in Canada and the United States which produce potash-based fertilizer, feed and industrial products.

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

Throughout the discussion below, we measure units of production, sales and raw materials in tonnes. When we use the word “tonne” or “tonnes,” we mean a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long ton(s).

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Mosaic have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (U.S. GAAP) can be condensed or omitted. The consolidated financial statements included in this document include, in the opinion of our management, all adjustments necessary for fair presentation of our financial position as of November 30, 2005 and May 31, 2005, our results of operations for the three and six months ended November 30, 2005 and 2004, and cash flows for the six months ended November 30, 2005 and 2004. The following notes should be read in conjunction with the accounting policies and other disclosures in the notes to the consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

Throughout the Notes to Consolidated Financial Statements, amounts are in millions of dollars except as designated otherwise.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

In recording transactions and balances resulting from business operations, we use estimates based on the best information available. Estimates are used for such items as fair value of certain assets, recoverability of goodwill and long-lived assets, environmental and reclamation activities, and the income tax provision, among others. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates. We also use estimates in certain proforma information.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on our net income or total stockholders’ equity as previously reported.

3. Changes in Accounting Principle

Implementation of Two-Month Lag Reporting Policy for Fertifos Investment

We are an indirect 33.09 percent minority owner of Fertifos, S.A., which we refer to as Fertifos, a Brazilian holding company which owns a 55.8 percent ownership in Fosfertil, S.A., which we refer to as Fosfertil, a publicly traded company in Brazil. Following the Combination, we changed our method of applying the equity method of accounting to our investment in Fertifos to include the results of operations for this investee in our reported results as of the dates and for the reporting periods for which Fosfertil has most recently made its financial information publicly available in Brazil. This results in a two-month lag in the reporting of our interest in the earnings of Fertifos in our consolidated financial statements. The reporting lag is the result of the different

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year-end and related interim period-end dates between us and Fosfertil. We believe that our inclusion of the results of operations for Fertifos on a two-month lag basis is preferable because (i) there is no contractual or legal requirement, and thus there can be no assurance, that financial information for Fertifos that is more current than its financial information that is publicly available in Brazil would be available to us on a consistent and timely basis to enable us to meet our quarterly and annual financial reporting obligations under applicable rules and regulations of the Securities and Exchange Commission and (ii) we have been advised by Brazilian counsel that, because Fosfertil’s securities are publicly traded in Brazil, our release of information concerning Fertifos (and therefore, indirectly, Fosfertil) prior to Fosfertil’s disclosure of its financial results in Brazil could result in potential claims for violations of Brazilian insider trading or other securities laws under certain circumstances.

As a result of this change in accounting principle, net earnings in fiscal 2005 included a $2.0 million charge, net of tax, in the first quarter for the cumulative effect of a change in accounting principle as of June 1, 2004. There was no impact on the remaining fiscal 2005 quarters.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. We have adopted the provisions of FIN 47 as of June 1, 2005. The adoption of FIN 47 had an immaterial impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154 as of June 1, 2006, although earlier adoption is permitted. We do not expect the adoption of SFAS 154 to have an impact on our consolidated financial statements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Business Combinations

The Combination was consummated pursuant to the terms of an Agreement and Plan of Merger and Contribution dated as of January 26, 2004, as amended, between Cargill and IMC (Merger and Contribution Agreement). Under the terms of the Merger and Contribution Agreement, (i) a wholly owned subsidiary of Mosaic merged into IMC on October 22, 2004, and IMC became a wholly owned subsidiary of Mosaic, and (ii) Cargill contributed equity interests in entities owning CCN to Mosaic. Immediately following the completion of the transactions contemplated by the Merger and Contribution Agreement:

•	IMC’s former common stockholders owned 33.5 percent of the outstanding shares of our common stock;

•	Cargill owned 66.5 percent of the outstanding shares of our common stock;

•	Cargill owned all 5,458,955 outstanding shares of our Class B Common Stock; and

•	IMC’s former preferred stockholders owned all 2,750,000 outstanding shares of our Preferred Stock.

GAAP requires that the Combination be accounted for in a manner different from the actual legal structure of the Combination. For financial reporting purposes, the Combination was treated as a purchase of IMC by CCN on October 22, 2004. As a result, IMC’s results of operations are included in the Consolidated Statements of Operations beginning October 23, 2004. CCN’s results of operations are included in the Consolidated Statements of Operations for all periods presented.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed as of October 22, 2004, as determined during the purchase price allocation period which is now closed, and noted below:

Current assets	$695.3
Property, plant and equipment	3,080.4
Goodwill	2,241.5
Other assets	157.4

Total assets acquired	6,174.6
Current liabilities	595.0
Long-term debt	2,383.7
Other liabilities	1,516.9

Total liabilities assumed	4,495.6

Net assets acquired	$1,679.0

The $2,241.5 million of goodwill was assigned to Phosphates and Potash in the amounts of $757.2 million and $1,484.3 million, respectively. This assignment was revised during the quarter ended November 30, 2005 based upon the final fair value of net assets allocated to the Phosphates and Potash business segments. Goodwill is not deductible for tax purposes. The total changes in the carrying amount of goodwill were as follows:

	Phosphates	Potash	Total
Balance as of October 22, 2004	$580.8	$1,591.3	$2,172.1
Foreign currency translation	—	(11.8)	(11.8)

Balance as of May 31, 2005	580.8	1,579.5	2,160.3
Purchase accounting adjustments	(1.8)	(3.9)	(5.7)
Foreign currency translation	—	54.9	54.9

Balance as of August 31, 2005	579.0	1,630.5	2,209.5
Purchase accounting adjustments	178.2	(103.1)	75.1
Foreign currency translation	—	19.8	19.8

Balance as of November 30, 2005	$757.2	$1,547.2	$2,304.4

In connection with the Combination, we engaged an outside appraisal firm to assist in determining the fair value of the long-lived, tangible assets and the identifiable intangible assets of IMC and we have used the appraisal firm’s appraisal for the purchase price allocation. During the quarter ended November 30, 2005, we recorded additional depreciation of $9.6 million related to the finalization of the fair value as determined by that appraisal.

Certain operations in our Phosphates business segment were identified during the Combination as having the potential to be closed permanently. Upon further assessment, we determined that the operations described below would be permanently closed. Our closure plans and related cost estimates are as follows:

Kingsford Phosphate Mining Operations—On September 12, 2005, our Kingsford mine located in Central Florida was permanently shutdown. The valuation of the fixed assets at Kingsford reflected the fact that the mine was expected to operate less than one year after the Combination. The costs associated with the shutdown, primarily the acceleration of asset retirement obligations and minimum payments for terminated leases, were $5.8 million. A liability in this amount has been included in the final purchase price allocation for the Combination.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Faustina Phosphoric Acid and Sulfuric Acid Operations and Taft DAP Granulation Plant—Faustina’s phosphoric and sulfuric acid plants and our Taft granulation plant operations were idle as of the Combination and in April 2005 we announced that we would not restart any of these plants. The valuation of the fixed assets reflects the liquidation value for these facilities. We included a $34.6 million liability in the final purchase price allocation for the Combination for costs associated with the permanent closures, including shutdown expenses, the acceleration of asset retirement obligations and future water treatment costs.

The following unaudited proforma information is being presented because the purchase price allocation period related to the acquisition of IMC closed during the quarter ended November 30, 2005. This proforma information represents the combined results of operations of CCN and IMC for the three and six months ended November 30, 2004 as if the acquisition had been consummated as of the beginning of the periods presented in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005. It includes adjustments to the original proforma information presented in our prior SEC filings due to purchase price adjustments made during the allocation period, corrections of errors in the proforma presentation previously disclosed, and correction of an error in the proforma presentation we identified in the current quarter related to the way the proforma income tax information was prepared. The information is not necessarily indicative of what would have occurred had the Combination and related transactions occurred on the date indicated, nor is it necessarily indicative of our future results and should be read in conjunction with the notes that follow related to adjustments and assumptions.

	Three months ended November 30		Six months ended November 30
	2005 (Actual)	2004 (Proforma)	2005 (Actual)	2004 (Proforma)
	(Unaudited)		(Unaudited)
Net sales	$1,493.3	$1,471.9	$2,896.9	$2,929.1

Net earnings (loss)	$55.0	$(63.1)	$131.1	$(37.8)

Basic net earnings (loss) per share	$0.14	$(0.17)	$0.33	$(0.11)
Basic weighted average number of shares outstanding	381.1	376.8	380.5	376.8

Diluted net earnings (loss) per share	$0.13	$(0.17)	$0.30	$(0.10)
Diluted weighted average number of shares outstanding	434.5	376.8	434.2	376.8

The proforma results for the three and six months ended November 30, 2004 reflect the following adjustments and assumptions on a pre-tax basis, except for item 6:

1. An outside appraisal firm was engaged to assist in determining the fair value of the long-lived assets of IMC. This assessment resulted in a step-up of Potash’s assets and a step-down of Phosphate’s assets that resulted in a net increase of $458.8 million to property, plant and equipment. The effect of the fair market value adjustment was an annual increase to depreciation expense of $1.5 million. The three and six months ended November 30, 2004 proforma results include an increase to depreciation expense of $0.2 and $0.6 million, respectively, related to the fair value adjustment.

2. In connection with determining the fair market value of IMC’s assets, certain long-term supply contracts entered into by IMC were determined to be below fair market values. These contracts expire at various dates through 2013. As a result, a $136.9 million liability was recorded and will be amortized into sales, based on production, over the life of the contracts. Proforma sales for the three and six months ended November 30, 2004 were increased by $5.4 and $10.8 million, respectively, representing the amortization related to the fair value adjustment.

3. In purchase accounting, the carrying value of external long-term debt was increased by approximately $289.6 million to record the IMC debt at its fair market value on the closing of the Combination. In the Consolidated Statements of Operations, interest expense will be decreased by

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $47.2 million each year due to the amortization of the fair market value adjustment. The three and six months ended November 30, 2004 proforma results include a decrease to interest expense of $6.8 and $18.6 million, respectively, related to the fair value adjustment.

4. Prior to the Combination, IMC capitalized turn-around costs which were amortized over 18 months. Our policy is to expense turn-around costs as incurred, which was implemented for the former IMC companies as of October 22, 2004. The three and six months ended November 30, 2004 proforma results include an increase to cost of goods sold of $2.4 and $10.5 million, respectively.

5. On October 19, 2004, Phosphate Resource Partners, Limited Partnership (PLP) was merged into Phosphate Acquisition Partners Limited Partnership (PAP), a subsidiary of IMC. For the purposes of the proforma presentation, this resulted in a reversal of the minority interest in PLP’s loss of approximately $22.5 and $30.0 million for the three and six months ended November 30, 2004, respectively.

6. The income tax provision used to determine the proforma net earnings (loss) has been calculated using the accounting base that we used in recording the Combination. The three and six months ended November 30, 2004 proforma results include an increase to the provision for income taxes of $18.2 million and $30.8 million, respectively, which includes an adjustment for the error noted above.

6. Earnings Per Share

In determining the number of weighted average shares to calculate earnings per share (EPS), we determined that the 250.6 million shares of Mosaic common stock issued to Cargill on October 22, 2004 should be considered outstanding for all prior periods presented. The shares of Mosaic common stock issued to the former IMC stockholders are only considered outstanding since October 22, 2004. The potential dilutive impact from the conversion of the Preferred Stock and the Class B Common Stock, as well as restricted stock awards and stock options, is only considered in the calculation of shares outstanding for periods subsequent to October 22, 2004.

The numerator for diluted EPS is net earnings, unless the effect of the assumed conversion of Preferred Stock is antidilutive, in which case earnings available to common stockholders is used. For the periods presented, the numerator for diluted EPS is net earnings.

The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following is a reconciliation of the denominator for the basic and diluted EPS computations:

	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Basic EPS shares	381.1	304.7	380.5	277.5
Common stock issuable upon vesting of restricted stock awards	0.1	—	0.1	0.1
Common stock equivalents	0.4	—	0.7	0.3
Common stock issuable upon conversion of preferred stock	52.9	—	52.9	11.2

Diluted EPS shares	434.5	304.7	434.2	289.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months and six months ended November 30, 2005, 6.5 million and 5.3 million shares subject to stock options, respectively, have been excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be antidilutive. Options to purchase approximately 3.3 million shares of common stock for the three and six months ended November 30, 2004 were not included in the computation of diluted EPS because their inclusion would be antidilutive. In addition, for the three months ended November 30, 2004, 22.7 million shares of common stock issuable upon the conversion of the Preferred Stock based on a share price of $7.76 were not included in the computation of diluted EPS because the effect of their assumed conversion would be antidilutive. For the three months ended November 30, 2004, 0.1 million shares of common stock issuable upon the vesting of restricted stock awards and 0.7 million stock options with exercise prices less than the average market price were not included in the computation of diluted earnings per share because we incurred a net loss and, therefore, the effect of their inclusion would be antidilutive.

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

8. Inventories

Inventories consist of the following:

	November 30 2005	May 31 2005
Raw materials	$231.6	$212.6
Work in process	60.1	75.0
Finished goods	388.5	361.6
Operating materials and supplies	106.1	104.2

Inventories	$786.3	$753.4

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30 2005	May 31 2005
Land	$164.2	$160.9
Mineral properties and rights	1,998.5	1,856.0
Buildings and leasehold improvements	767.4	736.8
Machinery and equipment	2,217.4	2,145.5
Construction in progress	310.4	220.5

	5,457.9	5,119.7
Less: accumulated depreciation and depletion	1,140.8	998.3

Property, plant and equipment, net	$4,317.1	$4,121.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Guarantees

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations when obtaining permits to operate our businesses, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. In many cases, Mosaic is essentially guaranteeing its own performance, in which case the guarantees do not fall within the scope of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Standby Letters of Credit and Surety Bonds. In connection with a fiscal year 2004 divestiture of IMC’s discontinued chemicals business segment, as more fully described below, we are required to maintain certain surety bonds and letters of credit issued to support obligations through various dates. As of November 30, 2005, the maximum exposure for the surety bonds was $3.8 million and the maximum exposure for the letters of credit was $1.0 million. We have determined the fair value of these guarantees and have recorded $0.1 million in liabilities for the surety bonds and letters of credit.

Guarantees to Brazilian Financial and Other Parties. We issue guarantees to financial and other parties in Brazil for certain amounts owed the institutions by certain customers. The terms of the guarantees are approximately equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term; however, we expect to renew many of these guarantees on a rolling twelve-month basis. As of November 30, 2005, we have estimated the maximum potential future payment under the guarantees to be $44.1 million, and we have not recorded a liability related to these guarantees as the fair market value is zero.

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses over the last several years which include certain indemnification rights granted to purchasers. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of November 30, 2005, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $10.1 million. We have recorded a liability of $1.9 million related to these indemnification agreements. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We have no reason to believe that we currently have any material liability relating to these routine indemnification obligations.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Among the indemnified matters for which we previously recorded a liability as discussed in the preceding paragraph is an indemnity by IMC in connection with the sale on March 23, 2004 of 80.1 percent of IMC’s remaining interest in IMC’s former discontinued IMC Chemicals business segment, including IMC Chemicals Inc. (now known as Searles Valley Minerals Operations Inc.), which we refer to as Searles Valley Minerals. In connection with the sale of Searles Valley Minerals, Mosaic Global Holdings agreed to indemnify the purchasers and their affiliates against liabilities arising in connection with El Paso Merchant Energy, L.P. v. IMC Chemicals Inc. (American Arbitration Association, New Orleans, Louisiana), and IMC Chemicals Inc. v. El Paso Merchant Energy, L.P. (U.S. District Court, Central District of California, Eastern Division). Because we were not a party to these proceedings, (our only obligations arose out of the contractual indemnity referred to above, and the proceedings were being handled directly by Searles Valley Minerals and its counsel), our information about these proceedings was limited primarily to information furnished by Searles Valley Minerals and its counsel together with information relating to events occurring prior to the consummation of the transaction referred to above. These cases arose out of a contract entered into by Searles Valley Minerals to purchase natural gas from El Paso Merchant Energy (together with its affiliates, “El Paso”). In late 2002, Searles Valley Minerals terminated the contract, refused to pay approximately $1.85 million of outstanding invoices otherwise due under the contract, brought a lawsuit against El Paso alleging that it conspired to manipulate the price of natural gas sold in California during the period that the agreement with El Paso was negotiated, and sought to have the agreement held invalid due to El Paso’s alleged fraud. Searles Valley Minerals also alleged violations of the California antitrust and unfair competition laws, among other things. Thereupon, El Paso drew the entire amount of a $1.6 million letter of credit posted on behalf of Searles Valley Minerals to secure payment under the contract with El Paso. Proceedings in Searles Valley Minerals’ lawsuit were stayed pending the results of an arbitration proceeding brought by El Paso to recover the remaining $250,000 allegedly due for actual purchases of gas and additional amounts for alleged breach of a commitment to purchase gas in 2003. In the arbitration proceeding, El Paso alleged total damages of $5.45 million, comprised of the $250,000 for actual purchases and approximately $5.2 million for the alleged breach of the commitment to purchase gas in 2003. Searles Valley Minerals asserted as defenses the same claims as it made in the stayed lawsuit, and also asserted that the proper calculation of damages for the alleged breach of its commitment to purchase gas in 2003 under a liquidated damages provision of its contract with El Paso resulted in El Paso owing Searles Valley Minerals approximately $4.9 million rather than Searles Valley Minerals owing El Paso the approximately $5.2 million claimed by El Paso. El Paso asserted, among other things, that Searles Valley Minerals’ fraud, antitrust and unfair competition defenses were preempted by the “filed rate doctrine” under federal energy law, and, although the arbitrators had rejected El Paso’s initial motion to dismiss the fraud, antitrust and unfair competition defenses on the basis of federal preemption, El Paso remained entitled to raise this defense at a later date. El Paso also disputed the factual basis underlying Searles Valley Minerals calculation of damages. On November 17, 2005, El Paso, Searles Valley Minerals and Mosaic Global Holdings entered into a settlement agreement resolving all of these matters. The settlement did not include any payment or indemnification by us.

Other Indemnities. Our maximum potential exposure under other indemnifications can range from a specified dollar amount to an unlimited amount, depending on the nature of the transaction. Total maximum potential exposure under these indemnification arrangements is not estimable due to uncertainty as to whether claims will be made or how they will be resolved. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

Because many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them, there exists a risk that we may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit our liability exposure, we

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these contracts.

11. Financing Arrangements

Short-term borrowings were $53.0 and $80.7 million as of November 30, 2005 and May 31, 2005, respectively, which primarily consisted of bank debt. The weighted average interest rate on short-term borrowings was 5.6 percent as of November 30, 2005.

In February 2005, we entered into a senior secured credit facility (Mosaic Credit Facility). The Mosaic Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan B facility (Term Loan B Facility) of $350.0 million and a term loan A facility (Term Loan A Facility) of $50.0 million. As of November 30, 2005, we had (i) no outstanding borrowings under the Revolving Credit Facility; (ii) outstanding letters of credit totaling $142.7 million, $1.6 million of which do not reduce availability under the Revolving Credit Facility; and (iii) a total of $397.1 million outstanding under the Term Loan A Facility and Term Loan B Facility. The net available borrowings under the Revolving Credit Facility as of November 30, 2005 were approximately $308.9 million. Unused commitment fees accrue at a rate of 0.375% and $0.3 million was paid during the fiscal quarter ended November 30, 2005. The Revolving Credit Facility and the Term Loan A Facility bear interest at LIBOR plus 125.0 basis points and the Term Loan B Facility bears interest at LIBOR plus 150.0 basis points.

The Credit Agreement (Credit Agreement) related to the Mosaic Credit Facility requires us to maintain certain financial ratios, including a leverage ratio and an interest expense coverage ratio. In general, access to funds available under the Credit Agreement is dependent upon our product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that we will be able to comply with applicable financial covenants or meet our liquidity needs. We cannot assure that our business will generate sufficient cash flow from operations in the future, or that future borrowings will be available when needed or in an amount sufficient to enable us to repay indebtedness or to fund other liquidity needs. Other than certain technical defaults, subsequently waived by the lenders on January 13, 2006, we were in compliance with the provisions of the financial covenants in the Credit Agreement as of November 30, 2005, and expect to be in compliance throughout the foreseeable future; however, in the event that we were not to maintain the required financial ratios, there can be no assurance that we would be able to obtain any necessary waivers or amendments from the lenders under the Mosaic Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings) if there is an event of default.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and permitted indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on our common stock and repurchases or redemptions of our capital stock beginning February 18, 2005 to $20 million plus an amount equal to the sum of (a) 25 percent of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25 percent of the net proceeds from equity offerings by us that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million. Under the covenant limiting the payment of dividends, as of November 30, 2005, we had $20.0 million available for the payment of cash dividends with respect to our common stock.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 29, 2005, we amended the Credit Agreement to make technical changes in order to permit the merger into a single legal entity of three separate legal entities through which we were conducting our Phosphates business segment. The amendment also made several additional changes to the Credit Agreement, including among other things (i) reducing restrictions on repurchases of indebtedness junior to the indebtedness under the Mosaic Credit Facility in order to facilitate our use of available cash to reduce junior indebtedness, (ii) expanding the range of financing and refinancing alternatives for revolving credit facilities and foreign subsidiary indebtedness that were permitted under the Mosaic Credit Facility, and (iii) relaxing certain restrictions in order to facilitate our ability to obtain surety bonds.

On December 13, 2005, we amended the Credit Agreement to, among other things, (i) increase the amount of indebtedness that may be incurred by foreign subsidiaries, (ii) expand the ability to sell foreign receivables, (iii) increase the maximum permissible amount of investments in foreign subsidiaries, (iv) expand permissible investments in joint ventures, (v) increase the permissible amount of capital leases, (vi) increase the maximum permissible amount of other investments, and (vii) update certain representations.

On January 13, 2006, we obtained waivers to cure a number of technical defaults and events of default under the Credit Agreement relating to (i) prepayments by several of our foreign subsidiaries of indebtedness to third parties that were not permitted by the Credit Agreement, (ii) restrictions on guarantees or the payment of dividends in loan agreements of several of our foreign subsidiaries that were not permitted by the Credit Agreement and (iii) our failure to furnish in a timely fashion to the lenders under the Credit Facility certain reports and notices that were required by the Credit Agreement. We also amended the Credit Agreement to permit one of the restrictions on the payment of dividends to continue and to grant us additional time to furnish certain of the reports that had not been timely furnished.

Indentures relating to Mosaic Global Holdings’ 10.875 percent senior notes due 2008, the 11.250 percent senior notes due 2011 and the 10.875 senior notes due 2013 (collectively Mosaic Global Holdings Senior Notes) contain certain covenants that limit various matters including the making of restricted payments. Under the most restrictive of the covenants limiting restricted payments, as of November 30, 2005, Mosaic Global Holdings had $60.0 million available for cash dividend payments to us with respect to its common stock.

A further description of the Credit Agreement and indentures related to the Mosaic Global Holdings Senior Notes is included in the notes to the consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

On November 16, 2004, Mosaic Global Holdings and Phosphate Acquisition Partners, Limited Partnership (successor by merger to PLP) (PAP) initiated a debt consent solicitation pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the provisions of its high-yield and investment grade bond indentures, including the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and CCN (Debt Consent Solicitation). As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which we conduct the phosphate fertilizer and feed ingredients businesses) and Mosaic Crop Nutrition, LLC (through which we conduct the domestic distribution operations acquired from CCN) guaranteed (i) the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes, (ii) the indentures relating to the 6.875 percent debentures due 2007, 7.30 percent debentures due 2028, 7.375 percent debentures due 2018, 7.625 percent notes due 2005, 9.45 percent debentures due 2011 and 6.55 percent notes due 2005 of Mosaic Global Holdings (Mosaic Global Holdings Other Notes) and (iii) the 7.0 percent notes due 2008 of PAP (PAP Other Notes) (the PAP Other Notes and the Mosaic Global Holdings Other Notes, collectively the Other Notes). We paid a consent fee of $16.7 million with respect to the consents related to the Mosaic Global Holdings Senior Notes.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Accounting for Asset Retirement Obligations

Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves, (ii) treat low pH process water in phosphogypsum ponds (gypstacks) and pores to neutralize the acidity; (iii) close gypstacks at our Florida and Louisiana facilities at the end of their useful lives; and (iv) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum systems located in the State of Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the Florida Department of Protection (FDEP) that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. We are in the process of completing a closure plan with revised closure cost estimates in accordance with the modified rules that will reflect the increased closure costs due to the water treatment requirements. Our revised closure cost estimates may require the accrual of additional reserves in the fiscal quarter ending February 28, 2006. Nevertheless, we anticipate that we will be able to fully comply with the Consent Agreement until May 31, 2009 and with the new rules thereafter, however, there can be no assurance that we will be able to do so.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana regulations. After consulting with the Louisiana Department of Environmental Quality (LDEQ), we filed a Request for Exemption proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. We believe the LDEQ will grant the exemption and that we will be able to meet the terms of the exemption but there can be no assurance that the LDEQ will do so or that we will be able to meet its terms. If the LDEQ does not grant the exemption, we will be required to seek an alternate financial strength test or will need to provide credit support, such as surety bonds or financial guarantees, to fulfill our financial responsibility obligations in Louisiana.

A reconciliation of our asset retirement obligations is as follows:

Balance as of May 31, 2005	$289.6
Liabilities acquired in Combination	34.6
Liabilities settled	(16.0)
Accretion expense	27.9

Balance as of November 30, 2005	$336.1

The current portion of the asset retirement obligations included in current liabilities on the consolidated balance sheet was $35.4 million and $11.3 million as of November 30, 2005 and May 31, 2005, respectively. The noncurrent portion of the asset retirement obligations was $300.7 million and $278.3 million as of November 30, 2005 and May 31, 2005, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Pension Plans and Other Benefits

We sponsor pension and postretirement benefits through a variety of plans including defined benefit plans, defined contribution plans, and postretirement benefit plans. In addition, we are a participating employer in Cargill’s defined benefit pension plans.

In accordance with the Merger and Contribution Agreement, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to us. Prior to the merger, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and other postretirement benefits under Cargill’s plans. Cargill incurs the associated costs and charges them to us. Pursuant to the Merger and Contribution Agreement, the amount that Cargill may charge to us for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. The expense in fiscal year 2005 exceeded this amount because the cap did not become effective until October 22, 2004, which was the effective date of the Combination. This cap does not apply to the costs associated with certain active union participants who continue to earn service credit under Cargill’s pension plan. We are responsible for 100 percent of these costs, which are estimated to be approximately $1.6 million per year.

Costs charged to us for the former CCN employees were $0.7 million and $1.5 million for the three and six months ended November 30, 2005, respectively, and $1.6 million and $3.6 million for the three and six months ended November 30, 2004, respectively.

We sponsor two defined benefit pension plans in the United States and four active defined benefit plans in Canada. We assumed these plans from IMC on the date of the Combination. In addition, we provide certain postretirement health care benefit plans for certain retired employees.

The net components of periodic benefit costs include the following:

	Pension Plans
	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Service costs	$1.7	$0.7	$3.4	$0.7
Interest costs	7.5	3.2	14.9	3.2
Expected return on plan assets	(7.8)	(3.1)	(15.5)	(3.1)

Net periodic cost	$1.4	$0.8	$2.8	$0.8

	Postretirement Benefit Plans
	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Service costs	$0.3	$0.1	$0.6	$0.1
Interest costs	1.6	0.7	3.2	0.7

Net periodic cost	$1.9	$0.8	$3.8	$0.8

We estimate that contributions will be $22.5 million to our pension plans and $11.5 million to our other postretirement benefit plans in fiscal year 2006. During the three and six months ended November 30, 2005, we contributed $6.6 and $12.1 million to our pension plans, respectively, and $2.5 and $5.2 million to our postretirement benefit plans, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). The MMA takes effect January 2006 and provides direct subsidy from the federal government to employers that continue providing drug coverage that is actuarially equivalent to Medicare Part D of the MMA to Medicare-eligible retirees. FSP 106-2 requires companies to initially account for subsidies received under the MMA as an actuarial experience gain to the accumulated post-retirement benefit obligation which would be amortized over future service periods. In January 2005, the Centers for Medicare and Medicaid Services issued final regulations to implement the new Medicare prescription drug program. As a result of these regulations, we have assessed the benefits provided under our plans and concluded that the benefits are actuarially equivalent to the benefits provided under Part D of the MMA. We have also assessed the effect of the MMA subsidy in measuring our accumulated plan benefit obligation (APBO) and have recorded a reduction of $7.6 million to our retirement-related benefit obligations as part of the purchase price allocation for the Combination. The subsidy will reduce our net periodic benefit cost for fiscal 2006 by approximately $0.5 million including a $0.1 million reduction in service cost and a $0.4 million reduction in interest cost on the APBO.

14. Contingencies

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations which currently are in progress to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $49.8 million, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210 foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. With the assistance of retained experts and after consultation with the state, we undertook measures to fill and stabilize the sinkhole to prevent further expansion, including steps to prevent the sinkhole from expanding closer to a nearby railroad owned by BNSF Railway Company. The filling and stabilization of the sinkhole is essentially complete and we are negotiating with the State of Kansas regarding future sinkhole monitoring. In September 2005, we received a claim in the amount of approximately $0.5 million from BNSF Railway Company for actions it deemed necessary to protect its railroad tracks near the sinkhole. We do not expect that these costs will have a material impact on our business or financial condition in excess of the amounts accrued. It is possible that we may receive further claims from governmental agencies or other third parties relating to costs associated with the sinkhole that could exceed established accruals.

Ashepoo. Conoco, Inc. (Conoco) has filed an action against Agrico Chemical Company (Agrico), a subsidiary of ours, seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interests in Agrico. The claim, filed on June 13, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site) (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the Oklahoma District Court issued an order dismissing the Mosaic Parties because the court lacked jurisdiction to hear these claims. The court denied Conoco’s motion for reconsideration on June 6, 2003. The Oklahoma Court of Civil Appeals affirmed the dismissal on March 9, 2004. On November 9, 2004, the Oklahoma Supreme Court reversed the Court of Civil Appeals in part, and affirmed in part, finding that the court had personal jurisdiction over Agrico but not over the other Mosaic Parties. We intend to vigorously defend the underlying action and to seek any indemnification or other counter remedies to which we may be entitled. We do not expect the liability, if any, to have a material impact on our business or financial condition in excess of the amounts accrued.

Pensacola Personal Injury Litigation. In March 2005, Patsy Roark, individually and on behalf of her minor son, Ian Roark Skuropat (collectively Plaintiff), filed a lawsuit against Agrico, IMC and a number of unrelated defendants in the Circuit Court of the First Judicial Circuit, Escambia County, Florida. Defendants received service of the lawsuit on or about November 1, 2005. Plaintiff alleges Ian Roark Skuropat contracted osteosarcoma, a form of bone cancer, by reason of exposure to contaminants at and/or released from a former Agrico facility in Pensacola, Florida that produced crop nutrients and crop nutrient related materials beginning in the late 1800s or early 1900s until approximately 1975. The facility operated as a division of Conoco from at least 1963 until approximately 1972 and then as a subsidiary of The Williams Companies. Under a Superfund consent decree with the U.S. Environmental Protection Agency, Conoco and The Williams Companies, Inc. completed soil stabilization and capping at the site in 1997 and conduct ongoing groundwater and well monitoring.

The Plaintiff seeks unspecified compensation based on alleged rights under the Florida Water Quality Assurance Act, and alleged conduct by Defendants including ultra hazardous activity, negligence, misrepresentation, fraudulent concealment and nuisance. On December 21, 2005 we filed an answer to Plaintiffs’ lawsuit denying liability and asserting various affirmative defenses. Although we dispute any liability and believe that we have substantial defenses and intend to vigorously defend this action, we cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

USEPA RCRA Initiative. The U.S. Environmental Protection Agency’s (USEPA) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. USEPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid waste from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” USEPA’s announcement indicates that by 2007, USEPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by USEPA under RCRA. We have provided USEPA with substantial amounts of information regarding the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and USEPA has inspected most of our processing facilities. In lieu of follow-up sampling

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inspections at our Bartow and Green Bay facilities in Florida, we entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We may enter similar orders for some or all of the rest of our phosphoric acid production facilities in Florida and Louisiana.

On September 29, 2005, we received a Notice of Violation (NOV) from USEPA related to the handling of hazardous waste at our Riverview, Florida facility. On October 3, 2005, we received a NOV from USEPA related to handling of hazardous waste at our New Wales, Florida facility. We believe we have substantial defenses to the NOVs, including previous USEPA inspection reports finding that the waste handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to vigorously oppose the matters alleged in the NOVs.

We do not believe USEPA’s RCRA initiative, the consent orders, or the NOVs will have a material adverse effect on our business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater at our Riverview facility into the environment. On July 1, 2005, we entered into a consent order with FDEP to pay a civil fine of $0.3 million as a result of a sudden release of approximately 65 million gallons of partially treated phosphoric acid process wastewater during Hurricane Frances from the gypstack at our Riverview, Florida phosphate production facility. The consent order also requires us to meet certain negotiated process water inventory reduction goals. Portions of the Riverview release, which was caused primarily as a result of extraordinary rainfall and hurricane winds, ultimately flowed into Hillsborough Bay. Governmental agencies are asserting claims for natural resources damages in connection with the release from the Riverview Gypstack. Negotiations with government agencies acting as natural resource trustees are ongoing. We intend to assert appropriate defenses to the claims and do not currently expect that the claims will have a material effect on our business or financial condition.

On September 23, 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process wastewater from the Riverview, Florida gypstack described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance, and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic under the Merger and Contribution Agreement. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. We believe that we have substantial defenses to the claims and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact at this time.

Faustina Air Emissions. In revising its air operating permit, our Faustina, Louisiana facility discovered potential violations of the permit emission limits caused by the emission increases resulting from the shutdown of a former urea plant at the facility and potential applicability of National Emissions Standards governing Hazardous Air pollutants (NESHAP). We met with and reported the potential violations to the LDEQ. The LDEQ issued a compliance order on June 16, 2005, with a schedule for achieving compliance with the NESHAP establishment of a testing schedule and requiring additional investigation and reporting of any other potential

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violations, all of which we have completed. The compliance order also modified the permitted emission limits pending issuance of Faustina’s Title V permit thereby allowing continued ammonia facility operation. No new pollution control equipment is required to comply, although existing monitoring equipment required upgrades which have been accomplished. The compliance order also includes a notice of proposed penalty, stating that the LDEQ is considering imposing penalties for the alleged violations. Penalties that could be sought by LDEQ potentially exceed $0.1 million. We cannot anticipate the outcome or assess the potential financial impact at this time.

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

Fospar Matters. The State of Paraná Public Prosecution Service has prepared penal charges against Fospar, S.A. (Fospar) (in which our subsidiary, Mosaic Fertilizantes do Brasil, S.A., owns an approximate 62 percent equity interest) and former directors and employees of Fospar on April 10, 2003, alleging that they caused pollution by allowing rainwater to discharge solid residues of phosphoric rock from an outdoor storage area through a rainwater drainpipe into a mangrove area, thus causing contamination to an environmentally protected area. The alleged acts occurred in January 1999, prior to the acquisition of our ownership interest in Fospar. Although it has been named in the charges, Fospar has not received a citation to date and is therefore not yet an official party to the proceeding. We continue to monitor the matter. We cannot anticipate the outcome or assess the potential financial impact at this time.

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (IBAMA) by the Paraná Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Paraná Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to us in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August 1999 described above. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Accordingly, Fospar expected a favorable result in both cases because, in addition to the favorable results of the investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations and had commenced operations in February 2001. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and six percent interest from the date of the alleged violation. Additionally, Fospar was ordered to pay two percent of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $2.3 million. As of November 30, 2005, no liability

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has been recorded in connection with this action as management does not consider it probable. Fospar has filed an appeal of the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier built within the mangrove area be dismantled and that the licenses and authorizations previously issued be cancelled.

Phosphate Mine Permitting in Florida

The Ona Extension of the Fort Green Mine. In February 2004, the FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our Fort Green phosphate mine in central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an impact on the quality and quantity of the water supply downstream of the mine and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004. The ALJ issued a Recommended Order (Order) in May 2005 recommending that the FDEP issue the permit to us under certain conditions. Among his findings, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. After the issuance of the Order, the Secretary of the FDEP determined that additional findings of fact were required as to certain proposed permit conditions before FDEP could issue the permit, and remanded the case to the ALJ on August 5, 2005. The remand hearing was held in October 2005 and the matter was submitted to the ALJ for decision in November 2005. We cannot predict when the ALJ will issue his decision but currently anticipate that the permit will issue with acceptable conditions during calendar year 2006.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in Central Florida. That permit application was challenged administratively by certain counties and other plaintiffs, and the FDEP ultimately denied the permit due to certain perceived deficiencies. We made corrections in response to the findings of the FDEP in the course of the administrative challenge, and we renewed the permit application in 2005. The FDEP has issued a Notice of Intent in November 2005 stating that it intends to issue the permit. One prior petitioner, Charlotte County, initiated an administrative challenge. The challenge would affect only mining of the Altman Extension in Manatee County. The petitioner has commented on the permit application and we believe the application addresses most, if not all, of the petitioner’s potential concerns. We anticipate that the permit will issue substantially as proposed in calendar year 2006.

The Extension of the Hopewell Mine. In 2004, Hillsborough County passed an ordinance to protect underground and surface drinking water supplies. The ordinance prohibits the placement of new clay settling areas and new storm or waste water discharge outfalls in certain well head and surface water protection zones. We have applied for a permit to mine in a protected zone, and, in accordance with the ordinance, our permit application does not include the placement of a new clay settling area or a new storm or waste water discharge outfall within the protected zone. Hillsborough County has asserted that any mining in the protected zone is prohibited by the ordinance in the absence of showing an overriding public interest. We do not believe that the ordinance applies to our mining activities, and believe that we will prevail in obtaining the permit for the extension of the mine. In January, 2006 Mosaic Fertilizer, LLC filed a declaratory judgment action against Hillsborough County seeking a judicial determination regarding the application of the ordinance to Mosaic’s operations.

Denial of the permits sought at our Fort Green, Four Corners or Hopewell mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Florida Water Balances. Unusually large quantities of rain and robust hurricane activity in 2003 and 2004, including three significant hurricanes passing through Polk County, Florida, in 2004 have caused large amounts of water to gather in process water storage and treatment areas in our central Florida facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry, Florida. We are under a contract with the FDEP to close the gypstack at the former Mulberry facility. As a part of that contract, process water from the Mulberry facility had been transferred to our Bartow facility prior to the excess rains and hurricanes mentioned above. To mitigate water issues, our Bartow and Green Bay facilities are able to evaporate large quantities of water by using it within the phosphoric acid production system. The Bartow facility has also installed a heat input system and a system to use process water in its mills in order to enhance evaporation. Our Green Bay plant will install similar systems. Over the last year, the FDEP has issued a series of immediate final orders to the phosphate industry that have allowed the Green Bay and Bartow/Mulberry facilities to discharge water after being treated to federal standards. To minimize water related risks, we have constructed substantial additional water storage capability in the form of a regional pond to be shared by the three facilities. We have contracted with a third party to treat water from the regional pond to state water quality standards, after which it may be discharged through a common outfall. Treatment is scheduled to begin in June 2006. Finally, we have commenced discussions with the FDEP to increase funding under the contract to compensate for the increased costs to treat water at the Mulberry facility. Should additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water and such measures could potentially have a material adverse effect on our business and financial condition.

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

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at several oil and gas facilities that had been operated by FTX, PLP (which was merged into PAP in connection with the Combination) or their predecessors. In addition, in connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Such specified claims, either individually or in the aggregate, are not expected to have a material effect on our business or financial condition. We have not established an accrual as of November 30, 2005.

We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. Potential indemnification is not considered in our established accruals.

IMC Salt and Ogden Litigation

In August 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. (now known as Mosaic Global Holdings) was commenced by Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In its first amended complaint filed in September 2001, MDP added IMC Salt Inc. (Salt) and more than a dozen former Salt and Ogden subsidiaries of Mosaic Global Holdings as “Interested Parties” that MDP alleged would have been purchased but for Mosaic Global Holdings’ alleged breach of contract. In January 2002, the Cook County Circuit Court dismissed Salt and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the conclusion of any trial in the case. On April 12, 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. On April 21, 2005, the court granted MDP’s motion, and MDP subsequently filed its second amended complaint. In its latest amended complaint, in addition to its preexisting breach of contract and promissory estoppel claims, MDP alleges that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in a letter of intent, and that MDP suffered damages in relying on the allegedly fraudulent statements. Under its fraud claim, MDP seeks reliance damages and punitive damages. On December 21, 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages to out-of-pocket expenses under the fraud claim. The trial is scheduled to begin on March 13, 2006. We believe that the suit is without merit and intend to vigorously defend this action.

Tax Contingencies

Mosaic and a number of our subsidiaries and affiliates are engaged in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes.

Brazilian Tax Matters. Our main Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $71.2 million. We have recorded an accrual of approximately $39.7 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, we have made deposits with various courts in Brazil to cover our potential liability with respect to some of these Brazilian proceedings. The total amount of our judicial deposits stands at approximately $10.4 million as of November 30, 2005. In addition, as a result of a recent change in Brazilian law, we have the ability to utilize certain excess PIS Cofins (sales and use tax) tax credits to satisfy our obligations to make certain tax payments, including judicial deposits. The amount of these excess PIS Cofins tax

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credits is approximately $16.4 million. As of November 30, 2005, no asset is reflected in our balance sheet for the PIS Cofins tax credits. In the event that the Brazilian government prevails in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $45.1 million.

Florida Sales and Use Tax. On July 18, 2005, a Notice of Intent to Make Audit Changes (Notice) was sent to Cargill Fertilizer, Inc. followed up by a letter dated July 28, 2005 by the Florida Department of Revenue (FDOR) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), are owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, the obligations of Cargill Fertilizer, Inc., which is a subsidiary of Cargill, were assumed by us in connection with the Combination. On August 1, 2005, we responded to the FDOR requesting a conference to discuss the Notice. We met with the FDOR on August 29, 2005. At that meeting we agreed with the FDOR on a process to resolve open audit issues. The FDOR orally agreed to suspend action on the Notice pending delivery of additional information by us to resolve the open audit issues. Following the meeting, we delivered additional supporting documentation to the FDOR and it is currently considering the additional information. We believe that the amount asserted as being due in the Notice has been calculated using incorrect assumptions. We cannot anticipate the outcome or assess the potential impact at this time.

Other Claims

We also have certain other contingent liabilities with respect to litigation and claims of third parties arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

15. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Net earnings (loss)	$55.0	$(8.4)	$131.1	$32.7
Net unrealized gain on derivative instruments	—	1.3	—	0.1
Foreign currency translation adjustment	69.9	55.2	215.2	75.6

Total comprehensive income for the period	$124.9	$48.1	$346.3	$108.4

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for three and six months ended November 30, 2005 and 2004 was as follows:

	Phosphates	Potash	Nitrogen	Offshore	Other	Total
Three months ended November 30, 2005
Net sales to external customers	$681.8	$305.1	$32.2	$463.8	$10.4	$1,493.3
Intersegment net sales	70.6	4.4	3.0	4.0	(82.0)	—
Gross margin	67.9	120.2	6.1	14.7	0.3	209.2
Operating earnings (loss)	42.1	111.4	5.0	(5.7)	(11.9)	140.9
Depreciation, depletion and amortization	55.9	24.3	—	3.5	0.7	84.4
Equity in net earnings of nonconsolidated companies	0.3	—	4.6	8.0	—	12.9
Six months ended November 30, 2005
Net sales to external customers	$1,463.4	$567.2	$53.1	$803.8	$9.4	$2,896.9
Intersegment net sales	145.5	10.0	6.3	4.0	(165.8)	—
Gross margin	204.8	227.3	7.6	26.9	(8.6)	458.0
Operating earnings (loss)	149.0	209.9	5.3	(13.9)	(17.4)	332.9
Depreciation, depletion and amortization	102.4	48.1	—	6.9	1.3	158.7
Equity in net earnings of nonconsolidated companies	0.9	—	10.1	16.1	—	27.1
Total assets as of November 30, 2005	$3,825.8	$5,064.9	$187.2	$819.2	$(1,201.6)	$8,695.5
Three months ended November 30, 2004
Net sales to external customers	$437.1	$135.9	$51.1	$450.2	$3.4	$1,077.7
Intersegment net sales	52.4	2.9	—	0.2	(55.5)	—
Gross margin	(7.6)	26.6	4.9	37.3	—	61.2
Operating earnings (loss)	(24.8)	23.4	3.8	16.6	(6.7)	12.3
Depreciation, depletion and amortization	27.9	11.5	0.1	3.3	—	42.8
Equity in net earnings of nonconsolidated companies	0.9	—	3.1	11.8	—	15.8
Six months ended November 30, 2004
Net sales to external customers	$737.4	$141.8	$109.4	$807.0	$6.9	$1,802.5
Intersegment net sales	115.6	2.9	—	5.6	(124.1)	—
Gross margin	27.3	26.9	8.9	80.6	(0.3)	143.4
Operating earnings (loss)	5.5	23.6	6.9	40.2	(6.9)	69.3
Depreciation, depletion and amortization	48.2	11.6	0.2	5.8	0.1	65.9
Equity in net earnings of nonconsolidated companies	1.5	—	5.9	18.2	—	25.6
Total assets as of November 30, 2004	$3,106.9	$6,417.5	$107.3	$1,010.2	$(2,720.3)	$7,921.6

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Net sales(a):
Brazil	$245.0	$266.5	$530.3	$540.2
India	286.5	119.4	480.2	161.8
Canpotex(b)	93.6	40.6	194.5	40.6
Pakistan	92.4	55.0	155.4	65.2
China	70.6	88.5	147.3	136.9
Argentina	57.5	59.4	116.0	145.5
Canada	49.3	77.1	77.3	118.8
Chile	40.9	20.0	74.7	46.0
Other	162.7	166.9	352.5	311.3

Total foreign countries	1,098.5	893.4	2,128.2	1,566.3
United States	394.8	184.3	768.7	236.2

Consolidated	$1,493.3	$1,077.7	$2,896.9	$1,802.5

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

	November 30 2005	May 31 2005
Long-lived assets:
Brazil	$329.6	$285.8
Canada	3,070.2	2,909.5
Other	54.6	36.8

Total foreign countries	3,454.4	3,232.1
United States	3,590.0	3,447.5

Consolidated	$7,044.4	$6,679.6

17. Accounting for Derivative Instruments and Hedging Activities

We have adopted Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, which requires us to record all derivatives on the consolidated balance sheet at fair market value. Changes in the fair value of derivatives are immediately recognized in earnings, unless they meet the hedging criteria of SFAS No. 133. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) the hedging transaction has the effect of reducing the overall risk; and (iii) a high degree of correlation between changes in the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, we designate the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) a hedge of a net investment in a foreign operation (net investment hedge). We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction at the inception of the hedge, if we plan to account for the derivative as a hedge under SFAS No. 133. As of November 30, 2005, we had one interest rate swap that was designated as a fair value hedge. As of November 30, 2004, we had foreign currency exchange and commodity contracts that were designated as cash flow hedges and

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an interest rate swap that was designated as a fair value hedge. When it is determined that a derivative ceases to be an effective hedge or when the anticipated transaction is no longer likely to occur, we discontinue hedge accounting.

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

We use financial instruments, including forward contracts, costless collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Consolidated Statements of Operations. One of the primary currency exposures relates to the Canadian Potash business, whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecast transactions in U.S. dollars and Canadian dollars. We hedge this risk through forward contracts and costless collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet, contracted sales and contracted purchases exposure. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros (BM&F)—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk. We use forward purchase contracts, swaps and three-way collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Foreign Currency Exchange Contracts

We had a notional amount of $297 million of Canadian dollar forward and costless collar contracts outstanding as of November 30, 2005. These Canadian dollar forward and costless collar contracts outstanding as of November 30, 2005 mature in various months through November 2006. The contracts provide for the sale of U.S. dollars at a weighted-average protected rate of 1.1985 Canadian dollars per U.S. dollar as of November 30, 2005. The costless collars had a weighted-average protected rate of 1.1822 Canadian dollars per U.S. dollar, which was included in the weighted-average protected rate of 1.1985 Canadian dollars per U.S. dollar discussed above, and a weighted-average participation rate of 1.2776 Canadian dollars per U.S. dollar as of November 30, 2005.

As of November 30, 2005 our Brazilian operations had entered into futures contracts to purchase $23.5 million U.S. dollars at a weighted average rate of 2.3207 Brazilian Reais per U.S. dollar and had entered into forward contracts in the amount of $15 million U.S. dollars at a weighted average rate of 2.3880 Brazilian Reais per U.S. dollar. As of November 30, 2005, in India there were forward contracts to purchase $44.5 million U.S. dollars at a weighted average rate of 44.1180 rupees per U.S. dollar, in Chile there were forward contracts to purchase $36.8 million U.S. dollars at a weighted average rate of 531.11 Chilean pesos per U.S. dollar, in Thailand there were forward contracts to purchase $21 million U.S. dollars at a weighted average rate of 41.19 baht per U.S. dollar, and in France there were forward contracts to purchase $1 million U.S. dollars at a weighted average rate of 1.20 U.S. dollars per Euro. These foreign exchange contracts mature on various dates through January 17, 2006.

In order to mitigate the foreign currency exchange risk on a consolidated basis, we have entered into forward contracts in the United States offsetting risk in certain countries. For China, there were forward contracts

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to purchase $3 million U.S. dollars at a weighted average rate of 8.0598 Chinese Yuan per U.S. dollar. These foreign exchange contracts matured on various dates in December 2005.

As of November 30, 2005, our outstanding foreign exchange derivative contracts, though mitigating risks, did not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contracts are recognized immediately in cost of goods sold. For the three and six months ended November 30, 2005, we recorded unrealized mark-to-market gains of $4.1 and $13.9 million related to the Canadian foreign exchange contracts, respectively. For the period ended November 30, 2004, other comprehensive income included a gain of approximately $8.2 million related to the fair value of our foreign exchange contracts accounted for as hedges.

In addition to the above, Potash remeasures its U.S. dollar denominated balance sheet accounts to its Canadian dollars functional currency, which results in transaction gains or losses reflected in the Consolidated Statements of Operations. All of Potash’s balance sheet accounts are then translated back to U.S. dollars for consolidation purposes, the impact of which is reflected in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The latter translation adjustment is recorded directly to stockholders’ equity and not in the Consolidated Statements of Operations. We do not hedge this latter translation exposure, as it does not affect cash flow.

The following table reflects foreign currency exchange rates for November 30, 2005, as published by Bloomberg:

Currency	Rate
Brazilian Reals (BRL)	2.2035
Canadian Dollar (CAD)	1.1657
Chilean Peso (CLP)	516
Euro (EUR)	1.1788
Indian Rupee (INR)	45.9287
Thai Baht (THB)	41.25

Commodities

We had a notional amount of $46.4 million U.S. dollars of natural gas swap contracts outstanding as of November 30, 2005, maturing in various months through December 2007 at an average price of $6.33 U.S. dollar per mmbtu and $6.13 Canadian dollars per gigajoule. These contracts are being used to hedge volatility in natural gas prices.

In a three-way collar, we buy a call, sell a call at a higher price and sell a put. The three-way collar structure allows for greater participation in a decrease in natural gas prices and protects against moderate price increases. However, we will have some exposure to large price increases. As of November 30, 2005 we had three-way collars relating to 10.9 million mmbtu of natural gas at an average price of $9.72 U.S. dollars on the calls purchased, $11.88 U.S. dollars on the calls sold and $8.58 U.S. dollars on the puts sold as well as 12.1 million gigajoule at an average price of $9.24 Canadian dollars on the calls purchased, $10.83 Canadian dollars on the calls sold and $8.08 Canadian dollars on the puts sold. The three-way collars extend through May 2006.

As of November 30, 2005 we had $3.5 million notional amount of urea swaps maturing in various months through January 2006 at an average price of $268 per short ton. The urea swaps are hedging volatility in urea prices. We also had a $1.4 million U.S. dollar notional position in forward freight agreements through the month of December 2006. The freight agreements mitigate certain exposures of future fluctuating freight costs.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2005 our outstanding commodity derivative contracts, though mitigating risks, were determined to not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contracts are recognized immediately in cost of goods sold. For the three and six months ended November 30, 2005, we recorded an unrealized mark-to-market loss of $12.1 million and an unrealized mark-to-market gain of $39.4 million related to these commodity contracts, respectively. For the period ended November 30, 2004, other comprehensive income included a loss of approximately $6.6 million related to the fair value of our natural gas contracts accounted for as hedges.

Interest Rates

On May 25, 2005 we entered into a fixed to floating rate interest swap agreement with respect to our $150.0 million, 10.875 percent Senior Notes due August 1, 2013. The swap calls for us to pay a floating rate of interest equal to six months LIBOR plus 631 basis points and the counterparty to pay a fixed rated of 10.875 percent. This interest rate swap has been designated as a fair value hedge. This fair value hedge qualifies for the short-cut method and therefore assumes no ineffectiveness.

18. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in Mosaic. As of November 30, 2005, Cargill owned approximately 66 percent of our outstanding common stock and all 5,458,955 shares of our Class B Common Stock. We have entered into transactions and agreements with Cargill, from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill in the future.

As of November 30, 2005 and May 31, 2005, the net amount due from Cargill related to these transactions totaled $11.8 million and $25.1 million, respectively.

Cargill made net equity contributions of $1.3 million to us during the six months ended November 30, 2005 and $465.1 million during fiscal year 2005.

In summary, the Consolidated Statements of Operations included the following transactions with Cargill:

	Three months ended November 30		Six months ended November 30
	2005	2004	2005	2004
Transactions with Cargill included in net sales	$27.5	$57.5	$61.9	$104.3
Payments to Cargill included in cost of goods sold	55.6	47.1	118.0	86.3
Payments to Cargill included in selling, general and administrative expenses	3.0	5.0	6.7	8.8
Interest (income) expense paid to (received from) Cargill	—	4.5	(0.1)	12.2

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Cash Flow Information

Detail of supplemental disclosures of cash flow and non-cash investing and financing information was as follows:

	Six months ended November 30
	2005	2004
Cash paid during the period for:
Interest (net of amount capitalized)	$103.5	$23.1
Income taxes (net of refunds)	90.4	47.4
Non-cash investing and financing activities:
Increase in property, plant and equipment from capital leases	0.7	—

20. Early Termination of Rock Sales Agreement and Related Matters

On December 1, 2005, we closed a previously announced transaction with U.S. Agri-Chemicals Corporation (USAC) and its parent company, Sinochem Corporation, comprising a global resolution (the Global Resolution) of various commercial matters and disputes existing among the parties.

Pursuant to the Global Resolution, we paid $84.0 million from the early termination of a phosphate rock sales agreement between USAC and Mosaic Fertilizer, LLC. Prior to the Combination, USAC paid amounts to IMC Phosphates Company (a subsidiary of IMC that was merged into Mosaic Fertilizer, LLC effective July 29, 2005) under the phosphate rock sales agreement. In September 2004, IMC Phosphates Company exercised its early termination right under the phosphate rock sales agreement, accelerating the termination date of the contract to October 1, 2007. Termination of the phosphate rock sales agreement was further accelerated with the closing of the Global Resolution. We suspended phosphate shipments under the phosphate rock sales agreement effective August 15, 2005.

In connection with the Global Resolution we also paid $10.0 million to settle an existing lawsuit with USAC relating to prior pricing disputes under the phosphate rock sales agreement. A liability for the total payment of $94.0 million was assumed in the Combination. This payment was made to an escrow account in October 2005.

In addition, we acquired from USAC various equipment and spare parts, valued at $31.6 million by an outside appraisal firm, in exchange for the issuance of 2,429,765 shares of our common stock. We continue to have a binding purchase agreement with USAC to purchase real property owned by USAC containing approximately three million short tons of unmined phosphate reserves in Central Florida, which was valued at approximately $6.5 million by an outside appraisal firm. This acquisition, which would include the issuance of 455,581 shares of our common stock, is subject to certain conditions which must be fulfilled on or prior to March 31, 2006. Resale by USAC of the shares of common stock is subject to our approval until June 1, 2007, after which, in general and subject to specified conditions, USAC would be entitled to make one demand to require us to register such shares for resale under the Securities Act of 1933 and to include its shares in certain other registrations by us.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,177.6	$1,012.2	$(696.5)	$1,493.3
Cost of goods sold	—	(0.3)	1,049.7	930.6	(695.9)	1,284.1

Gross margin	—	0.3	127.9	81.6	(0.6)	209.2
Selling, general and administrative expenses	2.4	0.2	41.8	22.5	—	66.9
Other operating expense	—	—	1.3	0.1	—	1.4

Operating earnings (loss)	(2.4)	0.1	84.8	59.0	(0.6)	140.9
Interest expense	5.4	27.1	6.5	1.9	2.0	42.9
Foreign currency transaction loss	0.5	—	5.6	7.6	—	13.7
Other (income) expense	(3.2)	(6.3)	8.3	1.0	(2.0)	(2.2)

Earnings (loss) from consolidated companies before income taxes	(5.1)	(20.7)	64.4	48.5	(0.6)	86.5
Provision for income taxes	3.9	—	22.8	15.6	—	42.3

Earnings (loss) from consolidated companies	(9.0)	(20.7)	41.6	32.9	(0.6)	44.2
Equity in net earnings of nonconsolidated subsidiaries	—	—	0.2	12.7	—	12.9
Minority interests in net earnings of consolidated companies	—	—	—	(1.3)	(0.8)	(2.1)

Net earnings (loss)	$(9.0)	$(20.7)	$41.8	$44.3	$(1.4)	$55.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended November 30, 2004
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$741.9	$589.8	$(254.0)	$1,077.7
Cost of goods sold	—	—	744.8	530.9	(259.2)	1,016.5

Gross margin	—	—	(2.9)	58.9	5.2	61.2
Selling, general and administrative expenses	—	0.1	22.8	23.3	(0.8)	45.4
Other operating (income) expense	—	—	(2.2)	5.7	—	3.5

Operating earnings (loss)	—	(0.1)	(23.5)	29.9	6.0	12.3
Interest (income) expense	—	14.7	3.7	8.7	(2.1)	25.0
Foreign currency transaction (gain) loss	—	—	26.9	(3.6)	—	23.3
Other (income) expense	(0.1)	1.4	(19.9)	12.1	1.9	(4.6)

Earnings (loss) from consolidated companies before income taxes	0.1	(16.2)	(34.2)	12.7	6.2	(31.4)
Provision (benefit) for income taxes	2.8	(16.6)	3.5	0.4	2.0	(7.9)

Earnings (loss) from consolidated companies	(2.7)	0.4	(37.7)	12.3	4.2	(23.5)
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	0.4	15.5	(0.1)	15.8
Minority interests in net earnings of consolidated companies	—	—	—	(0.7)	—	(0.7)

Net earnings (loss)	$(2.7)	$0.4	$(37.3)	$27.1	$4.1	$(8.4)

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the six months ended November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,340.1	$1,901.3	$(1,344.5)	$2,896.9
Cost of goods sold	—	(0.3)	2,008.3	1,765.6	(1,334.7)	2,438.9

Gross margin	—	0.3	331.8	135.7	(9.8)	458.0
Selling, general and administrative expenses	5.4	0.4	71.4	46.7	—	123.9
Other operating (income) expense	0.1	—	1.2	(0.1)	—	1.2

Operating earnings (loss)	(5.5)	(0.1)	259.2	89.1	(9.8)	332.9
Interest (income) expense	9.8	58.9	7.9	4.9	(0.3)	81.2
Foreign currency transaction loss	0.3	—	18.2	34.2	—	52.7
Other (income) expense	(7.1)	(13.4)	15.9	1.2	0.3	(3.1)

Earnings (loss) from consolidated companies before income taxes	(8.5)	(45.6)	217.2	48.8	(9.8)	202.1
Provision for income taxes	25.4	—	43.7	24.7	—	93.8

Earnings (loss) from consolidated companies	(33.9)	(45.6)	173.5	24.1	(9.8)	108.3
Equity in net earnings of nonconsolidated subsidiaries	—	—	0.8	26.3	—	27.1
Minority interests in net earnings of consolidated companies	—	—	—	(2.3)	(2.0)	(4.3)

Net earnings (loss)	$(33.9)	$(45.6)	$174.3	$48.1	$(11.8)	$131.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the six months ended November 30, 2004
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,148.1	$977.0	$(322.6)	$1,802.5
Cost of goods sold	—	—	1,112.9	873.6	(327.4)	1,659.1

Gross margin	—	—	35.2	103.4	4.8	143.4
Selling, general and administrative expenses	—	0.1	33.9	43.5	(1.1)	76.4
Other operating income	—	—	(2.2)	(0.1)	—	(2.3)

Operating earnings (loss)	—	(0.1)	3.5	60.0	5.9	69.3
Interest (income) expense	—	14.7	3.3	16.7	(2.1)	32.6
Foreign currency transaction (gain) loss	—	—	26.9	(2.0)	—	24.9
Other (income) expense	(0.1)	1.4	(19.7)	11.6	1.9	(4.9)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	0.1	(16.2)	(7.0)	33.7	6.1	16.7
Provision (benefit) for income taxes	2.8	(16.6)	3.0	14.5	2.0	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(2.7)	0.4	(10.0)	19.2	4.1	11.0
Equity in net earnings of nonconsolidated subsidiaries	—	—	0.3	25.3	—	25.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.9)	—	(1.9)

Earnings (loss) before the cumulative effect of a change in accounting principle	(2.7)	0.4	(9.7)	42.6	4.1	34.7
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(2.7)	$0.4	$(9.7)	$40.6	$4.1	$32.7

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.4	$41.4	$9.8	$112.4	$—	$166.0
Receivables, net	1.2	0.2	152.6	367.8	—	521.8
Trade receivables due from Cargill, Incorporated and affiliates	856.3	65.5	1,459.3	360.2	(2,691.7)	49.6
Inventories	—	—	603.6	192.5	(9.8)	786.3
Other current assets	(0.7)	(42.5)	114.6	56.0	—	127.4

Total current assets	859.2	64.6	2,339.9	1,088.9	(2,701.5)	1,651.1
Property, plant and equipment, net	—	—	3,134.6	1,182.5	—	4,317.1
Due from affiliates	—	630.1	490.3	82.9	(1,203.3)	—
Investment in consolidated companies	2,700.4	1,655.1	4,515.4	200.6	(9,071.5)	—
Investment in nonconsolidated companies	—	—	21.0	305.1	—	326.1
Other assets	6.2	16.5	1,831.1	556.8	(9.4)	2,401.2

Total assets	$3,565.8	$2,366.3	$12,332.3	$3,416.8	$(12,985.7)	$8,695.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$48.6	$4.3	$73.0	$—	$129.4
Accounts payable and accrued liabilities	24.0	(29.3)	581.3	297.8	26.9	900.7
Trade accounts payable due to Cargill, Incorporated and affiliates	(0.3)	(154.0)	530.3	194.9	(538.6)	32.3
Customer prepayments	—	—	8.5	24.5	7.2	40.2
Due to Cargill, Incorporated and affiliates	47.1	746.2	990.4	312.1	(2,095.8)	—

Total current liabilities	74.3	611.5	2,114.8	902.3	(2,600.3)	1,102.6
Long-term debt, less current maturities	344.8	1,775.9	248.2	48.9	—	2,417.8
Long-term due to Cargill, Incorporated and affiliates	55.5	131.5	868.9	126.6	(1,177.0)	5.5
Other noncurrent liabilities	40.2	261.7	951.4	433.6	(127.1)	1,559.8
Minority interests in consolidated subsidiaries	—	—	—	14.4	11.8	26.2
Stockholders’ equity (deficit)	3,051.0	(414.3)	8,149.0	1,891.0	(9,093.1)	3,583.6

Total liabilities and stockholders’ equity (deficit)	$3,565.8	$2,366.3	$12,332.3	$3,416.8	$(12,985.7)	$8,695.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$13.8	$58.2	$—	$245.0
Receivables, net	3.8	6.4	259.4	327.9	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	91.4	2,293.9	435.7	(3,545.4)	64.2
Inventories	—	0.1	513.8	246.1	(6.6)	753.4
Other current assets	0.5	(35.8)	53.2	43.9	—	61.8

Total current assets	853.4	174.6	3,134.1	1,111.8	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	3,062.4	1,059.0	—	4,121.4
Due from affiliates	—	675.9	480.1	103.0	(1,259.0)	—
Investment in consolidated companies	2,700.4	1,805.6	3,007.3	12.3	(7,525.6)	—
Investment in nonconsolidated companies	—	—	21.0	268.9	—	289.9
Other assets	6.8	34.2	1,700.6	524.9	1.8	2,268.3

Total assets	$3,560.6	$2,690.3	$11,405.5	$3,079.9	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$75.0	$99.5	$—	$204.9
Accounts payable and accrued liabilities	13.0	24.7	510.3	347.5	0.9	896.4
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	(155.6)	1,363.0	137.8	(1,319.3)	27.9
Customer prepayments	—	—	2.4	21.0	—	23.4
Due to Cargill, Incorporated and affiliates	46.2	737.9	1,109.7	308.0	(2,201.8)	—

Total current liabilities	64.7	633.9	3,060.4	913.8	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	202.1	53.1	—	2,455.2
Long-term due to Cargill, Incorporated and affiliates	50.0	130.8	922.6	188.1	(1,283.0)	8.5
Other noncurrent liabilities	0.1	292.9	1,094.2	330.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(240.7)	455.7	11.4	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.9	5,670.5	1,583.0	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.3	$11,405.5	$3,079.9	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the six months ended November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(82.8)	$(47.9)	$292.4	$217.7	$(212.0)	$167.4
Cash Flows from Investing Activities
Capital expenditures	—	—	(88.8)	(92.9)	—	(181.7)
Proceeds from note of Saskferco Products, Inc.	—	—	29.2	—	—	29.2
Proceeds from the sale of assets	—	—	0.6	0.1	—	0.7
Other	—	—	—	(0.9)	—	(0.9)

Net cash used in investing activities	—	—	(59.0)	(93.7)	—	(152.7)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(1.7)	(26.9)	(25.4)	(70.5)	—	(124.5)
Proceeds from issuance of short-term and long-term debt	—	—	—	37.5	—	37.5
Proceeds from stock options exercised	23.8	—	—	—	—	23.8
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	7.7	9.0	(173.0)	(57.4)	212.0	(1.7)
Cash dividends paid	(5.1)	—	—	—	—	(5.1)
Other	—	(5.3)	—	—	—	(5.3)

Net cash provided by (used in) financing activities	24.7	(23.2)	(198.4)	(90.4)	212.0	(75.3)
Effect of exchange rate changes on cash	—	—	(39.0)	20.6	—	(18.4)

Net change in cash and cash equivalents	(58.1)	(71.1)	(4.0)	54.2	—	(79.0)
Cash and cash equivalents—beginning of period	60.5	112.5	13.8	58.2	—	245.0

Cash and cash equivalents—end of period	$2.4	$41.4	$9.8	$112.4	$—	$166.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the six months ended November 30, 2004
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(27.7)	$21.7	$88.1	$(443.0)	$489.5	$128.6
Cash flows from investing activities
Capital expenditures	—	—	(73.1)	(12.3)	—	(85.4)
Cash acquired in acquisition of IMC Global, Inc.	—	2.4	9.0	41.4	—	52.8
Investment in note of Saskferco Products, Inc.	—	—	—	(14.9)	—	(14.9)
Investment in nonconsolidated companies	—	—	—	(2.2)	—	(2.2)
Proceeds from the sale of assets	—	—	—	0.5	—	0.5
Other	—	—	—	4.0	—	4.0

Net cash provided by (used in) investing activities	—	2.4	(64.1)	16.5	—	(45.2)
Cash flows from financing activities
Payments of short-term and long-term debt	—	—	(0.3)	(5.1)	—	(5.4)
Proceeds from issuance of short-term and long-term debt	—	—	—	11.1	—	11.1
Proceeds from stock options exercised	3.1	—	—	—	—	3.1
Contributions from Cargill, Incorporated	—	—	(337.2)	1,255.4	(918.2)	—
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	—	—	332.5	(756.1)	428.7	5.1
Cash dividends paid	—	—	(3.8)	(1.3)	—	(5.1)
Other	—	(5.6)	—	—	—	(5.6)

Net cash provided by (used in) financing activities	3.1	(5.6)	(8.8)	504.0	(489.5)	3.2
Effect of exchange rate changes on cash	—	—	—	25.1	—	25.1

Net change in cash and cash equivalents	(24.6)	18.5	15.2	102.6	—	111.7
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$(24.6)	$18.5	$15.2	$112.7	$—	$121.8

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

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$986.6	$1,203.2	$(696.5)	$1,493.3
Cost of goods sold	—	(0.3)	924.5	1,055.8	(695.9)	1,284.1

Gross margin	—	0.3	62.1	147.4	(0.6)	209.2
Selling, general and administrative expenses	2.4	0.2	31.0	33.3	—	66.9
Other operating expense	—	—	1.3	0.1	—	1.4

Operating earnings (loss)	(2.4)	0.1	29.8	114.0	(0.6)	140.9
Interest expense	5.4	27.1	0.4	8.0	2.0	42.9
Foreign currency transaction loss	0.5	—	0.1	13.1	—	13.7
Other (income) expense	(3.2)	(6.3)	3.7	5.6	(2.0)	(2.2)

Earnings (loss) from consolidated companies before income taxes	(5.1)	(20.7)	25.6	87.3	(0.6)	86.5
Provision for income taxes	3.9	—	9.1	29.3	—	42.3

Earnings (loss) from consolidated companies	(9.0)	(20.7)	16.5	58.0	(0.6)	44.2
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	13.0	—	12.9
Minority interests in net earnings of consolidated companies	—	—	—	(1.3)	(0.8)	(2.1)

Net earnings (loss)	$(9.0)	$(20.7)	$16.4	$69.7	$(1.4)	$55.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended November 30, 2004
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$364.3	$967.4	$(254.0)	$1,077.7
Cost of goods sold	—	—	378.5	897.2	(259.2)	1,016.5

Gross margin	—	—	(14.2)	70.2	5.2	61.2
Selling, general and administrative expenses	—	0.1	15.4	30.7	(0.8)	45.4
Other operating (income) expense	—	—	(2.2)	5.7	—	3.5

Operating earnings (loss)	—	(0.1)	(27.4)	33.8	6.0	12.3
Interest (income) expense	—	14.7	1.2	11.2	(2.1)	25.0
Foreign currency transaction loss	—	—	0.1	23.2	—	23.3
Other (income) expense	(0.1)	1.4	—	(7.8)	1.9	(4.6)

Earnings (loss) from consolidated companies before income taxes	0.1	(16.2)	(28.7)	7.2	6.2	(31.4)
Provision (benefit) for income taxes	2.8	(16.6)	3.9	—	2.0	(7.9)

Earnings (loss) from consolidated companies	(2.7)	0.4	(32.6)	7.2	4.2	(23.5)
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	—	15.9	(0.1)	15.8
Minority interests in net earnings of consolidated companies	—	—	—	(0.7)	—	(0.7)

Net earnings (loss)	$(2.7)	$0.4	$(32.6)	$22.4	$4.1	$(8.4)

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the six months ended November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,975.5	$2,265.9	$(1,344.5)	$2,896.9
Cost of goods sold	—	(0.3)	1,781.5	1,992.4	(1,334.7)	2,438.9

Gross margin	—	0.3	194.0	273.5	(9.8)	458.0
Selling, general and administrative expenses	5.4	0.4	66.1	52.0	—	123.9
Other operating (income) expense	0.1	—	1.2	(0.1)	—	1.2

Operating earnings (loss)	(5.5)	(0.1)	126.7	221.6	(9.8)	332.9
Interest (income) expense	9.8	58.9	0.9	11.9	(0.3)	81.2
Foreign currency transaction (gain) loss	0.3	—	(2.7)	55.1	—	52.7
Other (income) expense	(7.1)	(13.4)	9.3	7.8	0.3	(3.1)

Earnings (loss) from consolidated companies before income taxes	(8.5)	(45.6)	119.2	146.8	(9.8)	202.1
Provision for income taxes	25.4	—	23.8	44.6	—	93.8

Earnings (loss) from consolidated companies	(33.9)	(45.6)	95.4	102.2	(9.8)	108.3
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.2)	27.3	—	27.1
Minority interests in net earnings of consolidated companies	—	—	—	(2.3)	(2.0)	(4.3)

Net earnings (loss)	$(33.9)	$(45.6)	$95.2	$127.2	$(11.8)	$131.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the six months ended November 30, 2004
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$770.5	$1,354.6	$(322.6)	$1,802.5
Cost of goods sold	—	—	746.6	1,239.9	(327.4)	1,659.1

Gross margin	—	—	23.9	114.7	4.8	143.4
Selling, general and administrative expenses	—	0.1	26.5	50.9	(1.1)	76.4
Other operating income	—	—	(2.2)	(0.1)	—	(2.3)

Operating earnings (loss)	—	(0.1)	(0.4)	63.9	5.9	69.3
Interest (income) expense	—	14.7	0.8	19.2	(2.1)	32.6
Foreign currency transaction loss	—	—	0.1	24.8	—	24.9
Other (income) expense	(0.1)	1.4	0.2	(8.3)	1.9	(4.9)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	0.1	(16.2)	(1.5)	28.2	6.1	16.7
Provision (benefit) for income taxes	2.8	(16.6)	3.4	14.1	2.0	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(2.7)	0.4	(4.9)	14.1	4.1	11.0
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	25.7	—	25.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.9)	—	(1.9)

Earnings (loss) before the cumulative effect of a change in accounting principle	(2.7)	0.4	(5.0)	37.9	4.1	34.7
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(2.7)	$0.4	$(5.0)	$35.9	$4.1	$32.7

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.4	$41.4	$6.7	$115.5	$—	$166.0
Receivables, net	1.2	0.2	83.6	436.8	—	521.8
Trade receivables due from Cargill, Incorporated and affiliates	856.3	65.5	246.5	1,573.0	(2,691.7)	49.6
Inventories	—	—	532.0	264.1	(9.8)	786.3
Other current assets	(0.7)	(42.5)	44.6	126.0	—	127.4

Total current assets	859.2	64.6	913.4	2,515.4	(2,701.5)	1,651.1
Property, plant and equipment, net	—	—	1,909.6	2,407.5	—	4,317.1
Due from affiliates	—	630.1	108.1	465.1	(1,203.3)	—
Investment in consolidated companies	2,700.4	1,655.1	107.6	4,608.4	(9,071.5)	—
Investment in nonconsolidated companies	—	—	2.4	323.7	—	326.1
Other assets	6.2	16.5	771.9	1,616.0	(9.4)	2,401.2

Total assets	$3,565.8	$2,366.3	$3,813.0	$11,936.1	$(12,985.7)	$8,695.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$48.6	$1.4	$75.9	$—	$129.4
Accounts payable and accrued liabilities	24.0	(29.3)	329.1	550.0	26.9	900.7
Trade accounts payable due to Cargill, Incorporated and affiliates	(0.3)	(154.0)	280.9	444.3	(538.6)	32.3
Customer prepayments	—	—	8.5	24.5	7.2	40.2
Due to Cargill, Incorporated and affiliates	47.1	746.2	352.7	949.8	(2,095.8)	—

Total current liabilities	74.3	611.5	972.6	2,044.5	(2,600.3)	1,102.6
Long-term debt, less current maturities	344.8	1,775.9	43.8	253.3	—	2,417.8
Long-term due to Cargill, Incorporated and affiliates	55.5	131.5	256.1	739.4	(1,177.0)	5.5
Other noncurrent liabilities	40.2	261.7	461.6	923.4	(127.1)	1,559.8
Minority interests in consolidated subsidiaries	—	—	—	14.4	11.8	26.2
Stockholders’ equity (deficit)	3,051.0	(414.3)	2,078.9	7,961.1	(9,093.1)	3,583.6

Total liabilities and stockholders’ equity (deficit)	$3,565.8	$2,366.3	$3,813.0	$11,936.1	$(12,985.7)	$8,695.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$1.0	$71.0	$—	$245.0
Receivables, net	3.8	6.4	63.5	523.8	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	91.4	390.5	2,339.1	(3,545.4)	64.2
Inventories	—	0.1	227.4	532.5	(6.6)	753.4
Other current assets	0.5	(35.8)	1.4	95.7	—	61.8

Total current assets	853.4	174.6	683.8	3,562.1	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	809.4	3,312.0	—	4,121.4
Due from affiliates	—	675.9	108.1	475.0	(1,259.0)	—
Investment in consolidated companies	2,700.4	1,805.6	—	3,019.6	(7,525.6)	—
Investment in nonconsolidated companies	—	—	2.6	287.3	—	289.9
Other assets	6.8	34.2	45.2	2,180.3	1.8	2,268.3

Total assets	$3,560.6	$2,690.3	$1,649.1	$12,836.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$—	$174.5	$—	$204.9
Accounts payable and accrued liabilities	13.0	24.7	144.1	713.7	0.9	896.4
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	(155.6)	45.5	1,455.3	(1,319.3)	27.9
Customer prepayments	—	—	2.4	21.0	—	23.4
Due to Cargill, Incorporated and affiliates	46.2	737.9	521.0	896.7	(2,201.8)	—

Total current liabilities	64.7	633.9	713.0	3,261.2	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	13.8	241.4	—	2,455.2
Long-term due to Cargill, Incorporated and affiliates	50.0	130.8	8.0	1,102.7	(1,283.0)	8.5
Other noncurrent liabilities	0.1	292.9	144.2	1,280.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(240.7)	1.6	465.5	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.9	768.5	6,485.0	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.3	$1,649.1	$12,836.3	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the six months ended November 30, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from operating activities
Net cash provided by (used in) operating activities	$(82.8)	$(47.9)	$(48.2)	$558.3	$(212.0)	$167.4
Cash Flows from investing activities
Capital expenditures	—	—	(66.4)	(115.3)	—	(181.7)
Proceeds from (investment in) note of Saskferco Products, Inc.	—	—	44.0	(14.8)	—	29.2
Proceeds from the sale of assets	—	—	—	0.7	—	0.7
Other	—	—	—	(0.9)	—	(0.9)

Net cash used in investing activities	—	—	(22.4)	(130.3)	—	(152.7)
Cash Flows from financing activities
Payments of short-term and long-term debt	(1.7)	(26.9)	(1.0)	(94.9)	—	(124.5)
Proceeds from issuance of short-term and long-term debt	—	—	—	37.5	—	37.5
Proceeds from stock options exercised	23.8	—	—	—	—	23.8
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	7.7	9.0	79.8	(310.2)	212.0	(1.7)
Cash dividends paid	(5.1)	—	—	—	—	(5.1)
Other	—	(5.3)	—	—	—	(5.3)

Net cash provided by (used in) financing activities	24.7	(23.2)	78.8	(367.6)	212.0	(75.3)
Effect of exchange rate changes on cash	—	—	(2.5)	(15.9)	—	(18.4)

Net change in cash and cash equivalents	(58.1)	(71.1)	5.7	44.5	—	(79.0)
Cash and cash equivalents—beginning of period	60.5	112.5	1.0	71.0	—	245.0

Cash and cash equivalents—end of period	$2.4	$41.4	$6.7	$115.5	$—	$166.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the six months ended November 30, 2004
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(27.7)	$21.7	$75.8	$(430.7)	$489.5	$128.6
Cash flows from investing activities
Capital expenditures	—	—	(67.3)	(18.1)	—	(85.4)
Cash acquired in acquisition of IMC Global, Inc.	—	2.4	—	50.4	—	52.8
Investment in note of Saskferco Products, Inc.	—	—	—	(14.9)	—	(14.9)
Investment in nonconsolidated companies	—	—	—	(2.2)	—	(2.2)
Proceeds from the sale of assets	—	—	—	0.5	—	0.5
Other	—	—	—	4.0	—	4.0

Net cash provided by (used in) investing activities	—	2.4	(67.3)	19.7	—	(45.2)
Cash flows from financing activities
Payments of short-term and long-term debt	—	—	—	(5.4)	—	(5.4)
Proceeds from issuance of short-term and long-term debt	—	—	—	11.1	—	11.1
Proceeds from stock options exercised	3.1	—	—	—	—	3.1
Contributions from Cargill, Incorporated	—	—	(337.2)	1,255.4	(918.2)	—
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	—	—	332.5	(756.1)	428.7	5.1
Cash dividends paid	—	—	(3.8)	(1.3)	—	(5.1)
Other	—	(5.6)	—	—	—	(5.6)

Net cash provided by (used in) financing activities	3.1	(5.6)	(8.5)	503.7	(489.5)	3.2
Effect of exchange rate changes on cash	—	—	—	25.1	—	25.1

Net change in cash and cash equivalents	(24.6)	18.5	—	117.8	—	111.7
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$(24.6)	$18.5	$—	$127.9	$—	$121.8

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

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended November 30, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$986.6	$1,203.2	$(696.5)	$1,493.3
Cost of goods sold	—	—	924.5	1,055.5	(695.9)	1,284.1

Gross margin	—	—	62.1	147.7	(0.6)	209.2
Selling, general and administrative expenses	2.4	2.1	31.0	31.4	—	66.9
Other operating expense	—	—	1.3	0.1	—	1.4

Operating earnings (loss)	(2.4)	(2.1)	29.8	116.2	(0.6)	140.9
Interest expense	5.4	5.3	0.4	29.8	2.0	42.9
Foreign currency transaction loss	0.5	—	0.1	13.1	—	13.7
Other (income) expense	(3.2)	7.7	3.7	(8.4)	(2.0)	(2.2)

Earnings (loss) from consolidated companies before income taxes	(5.1)	(15.1)	25.6	81.7	(0.6)	86.5
Provision for income taxes	3.9	—	9.1	29.3	—	42.3

Earnings (loss) from consolidated companies	(9.0)	(15.1)	16.5	52.4	(0.6)	44.2
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	13.0	—	12.9
Minority interests in net earnings of consolidated companies	—	—	—	(1.3)	(0.8)	(2.1)

Net earnings (loss)	$(9.0)	$(15.1)	$16.4	$64.1	$(1.4)	$55.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended November 30, 2004
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$364.3	$967.4	$(254.0)	$1,077.7
Cost of goods sold	—	—	378.5	897.2	(259.2)	1,016.5

Gross margin	—	—	(14.2)	70.2	5.2	61.2
Selling, general and administrative expenses	—	0.4	15.4	30.4	(0.8)	45.4
Other operating (income) expense	—	—	(2.2)	5.7	—	3.5

Operating earnings (loss)	—	(0.4)	(27.4)	34.1	6.0	12.3
Interest (income) expense	—	3.6	1.2	22.3	(2.1)	25.0
Foreign currency transaction loss	—	—	0.1	23.2	—	23.3
Other (income) expense	(0.1)	(0.1)	—	(6.3)	1.9	(4.6)

Earnings (loss) from consolidated companies before income taxes	0.1	(3.9)	(28.7)	(5.1)	6.2	(31.4)
Provision (benefit) for income taxes	2.8	—	3.9	(16.6)	2.0	(7.9)

Earnings (loss) from consolidated companies	(2.7)	(3.9)	(32.6)	11.5	4.2	(23.5)
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	(1.0)	—	15.9	0.9	15.8
Minority interests in net earnings of consolidated companies	—	—	—	(0.7)	—	(0.7)

Net earnings (loss)	$(2.7)	$(4.9)	$(32.6)	$26.7	$5.1	$(8.4)

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the six months ended November 30, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,975.5	$2,265.9	$(1,344.5)	$2,896.9
Cost of goods sold	—	—	1,781.5	1,992.1	(1,334.7)	2,438.9

Gross margin	—	—	194.0	273.8	(9.8)	458.0
Selling, general and administrative expenses	5.4	4.2	66.1	48.2	—	123.9
Other operating (income) expense	0.1	—	1.2	(0.1)	—	1.2

Operating earnings (loss)	(5.5)	(4.2)	126.7	225.7	(9.8)	332.9
Interest (income) expense	9.8	5.3	0.9	65.5	(0.3)	81.2
Foreign currency transaction (gain) loss	0.3	—	(2.7)	55.1	—	52.7
Other (income) expense	(7.1)	14.9	9.3	(20.5)	0.3	(3.1)

Earnings (loss) from consolidated companies before income taxes	(8.5)	(24.4)	119.2	125.6	(9.8)	202.1
Provision for income taxes	25.4	—	23.8	44.6	—	93.8

Earnings (loss) from consolidated companies	(33.9)	(24.4)	95.4	81.0	(9.8)	108.3
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.2)	27.3	—	27.1
Minority interests in net earnings of consolidated companies	—	—	—	(2.3)	(2.0)	(4.3)

Net earnings (loss)	$(33.9)	$(24.4)	$95.2	$106.0	$(11.8)	$131.1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the six months ended November 30, 2004
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$770.5	$1,354.6	$(322.6)	$1,802.5
Cost of goods sold	—	—	746.6	1,239.9	(327.4)	1,659.1

Gross margin	—	—	23.9	114.7	4.8	143.4
Selling, general and administrative expenses	—	0.4	26.5	50.6	(1.1)	76.4
Other operating income	—	—	(2.2)	(0.1)	—	(2.3)

Operating earnings (loss)	—	(0.4)	(0.4)	64.2	5.9	69.3
Interest (income) expense	—	3.6	0.8	30.3	(2.1)	32.6
Foreign currency transaction loss	—	—	0.1	24.8	—	24.9
Other (income) expense	(0.1)	(0.1)	0.2	(6.8)	1.9	(4.9)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	0.1	(3.9)	(1.5)	15.9	6.1	16.7
Provision (benefit) for income taxes	2.8	—	3.4	(2.5)	2.0	5.7

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(2.7)	(3.9)	(4.9)	18.4	4.1	11.0
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	(1.0)	(0.1)	25.7	1.0	25.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.9)	—	(1.9)

Earnings (loss) before the cumulative effect of a change in accounting principle	(2.7)	(4.9)	(5.0)	42.2	5.1	34.7
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(2.7)	$(4.9)	$(5.0)	$40.2	$5.1	$32.7

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of November 30, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.4	$(0.1)	$6.7	$157.0	$—	$166.0
Receivables, net	1.2	—	83.6	437.0	—	521.8
Trade receivables due from Cargill, Incorporated and affiliates	856.3	13.0	246.5	1,625.5	(2,691.7)	49.6
Inventories	—	—	532.0	264.1	(9.8)	786.3
Other current assets	(0.7)	—	44.6	83.5	—	127.4

Total current assets	859.2	12.9	913.4	2,567.1	(2,701.5)	1,651.1
Property, plant and equipment, net	—	—	1,909.6	2,407.5	—	4,317.1
Due from affiliates	—	—	108.1	1,095.2	(1,203.3)	—
Investment in consolidated companies	2,700.4	93.1	107.6	6,170.4	(9,071.5)	—
Investment in nonconsolidated companies	—	—	2.4	323.7	—	326.1
Other assets	6.2	—	771.9	1,632.5	(9.4)	2,401.2

Total assets	$3,565.8	$106.0	$3,813.0	$14,196.4	$(12,985.7)	$8,695.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$0.5	$1.4	$124.0	$—	$129.4
Accounts payable and accrued liabilities	24.0	3.1	329.1	517.6	26.9	900.7
Trade accounts payable due to Cargill, Incorporated and affiliates	(0.3)	12.8	280.9	277.5	(538.6)	32.3
Customer prepayments	—	—	8.5	24.5	7.2	40.2
Due to Cargill, Incorporated and affiliates	47.1	355.5	352.7	1,340.5	(2,095.8)	—

Total current liabilities	74.3	371.9	972.6	2,284.1	(2,600.3)	1,102.6
Long-term debt, less current maturities	344.8	158.0	43.8	1,871.2	—	2,417.8
Long-term due to Cargill, Incorporated and affiliates	55.5	150.0	256.1	720.9	(1,177.0)	5.5
Other noncurrent liabilities	40.2	30.7	461.6	1,154.4	(127.1)	1,559.8
Minority interests in consolidated subsidiaries	—	—	—	14.4	11.8	26.2
Stockholders’ equity (deficit)	3,051.0	(604.6)	2,078.9	8,151.4	(9,093.1)	3,583.6

Total liabilities and stockholders’ equity (deficit)	$3,565.8	$106.0	$3,813.0	$14,196.4	$(12,985.7)	$8,695.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$—	$1.0	$183.5	$—	$245.0
Receivables, net	3.8	—	63.5	530.2	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	(52.8)	390.5	2,483.3	(3,545.4)	64.2
Inventories	—	—	227.4	532.6	(6.6)	753.4
Other current assets	0.5	—	1.4	59.9	—	61.8

Total current assets	853.4	(52.8)	683.8	3,789.5	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	809.4	3,312.0	—	4,121.4
Due from affiliates	—	—	108.1	1,150.9	(1,259.0)	—
Investment in consolidated companies	2,700.4	93.1	—	4,732.1	(7,525.6)	—
Investment in nonconsolidated companies	—	—	2.6	287.3	—	289.9
Other assets	6.8	—	45.2	2,214.5	1.8	2,268.3

Total assets	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$—	$—	$201.4	$—	$204.9
Accounts payable and accrued liabilities	13.0	(67.7)	144.1	806.1	0.9	896.4
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	4.8	45.5	1,294.9	(1,319.3)	27.9
Customer prepayments	—	—	2.4	21.0	—	23.4
Due to Cargill, Incorporated and affiliates	46.2	342.7	521.0	1,291.9	(2,201.8)	—

Total current liabilities	64.7	279.8	713.0	3,615.3	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	158.4	13.8	1,936.5	—	2,455.2
Long-term due to Cargill, Incorporated and affiliates	50.0	150.0	8.0	1,083.5	(1,283.0)	8.5
Other noncurrent liabilities	0.1	30.9	144.2	1,542.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(26.0)	1.6	250.8	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	(552.8)	768.5	7,057.7	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the six months ended November 30, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(82.8)	$(12.9)	$(48.2)	$523.3	$(212.0)	$167.4
Cash Flows from Investing Activities
Capital expenditures	—	—	(66.4)	(115.3)	—	(181.7)
Proceeds from (investment in) note of Saskferco Products, Inc.	—	—	44.0	(14.8)	—	29.2
Proceeds from the sale of assets	—	—	—	0.7	—	0.7
Other	—	—	—	(0.9)	—	(0.9)

Net cash used in investing activities	—	—	(22.4)	(130.3)	—	(152.7)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(1.7)	—	(1.0)	(121.8)	—	(124.5)
Proceeds from issuance of short-term and long-term debt	—	—	—	37.5	—	37.5
Proceeds from stock options exercised	23.8	—	—	—	—	23.8
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	7.7	12.8	79.8	(314.0)	212.0	(1.7)
Cash dividends paid	(5.1)	—	—	—	—	(5.1)
Other	—	—	—	(5.3)	—	(5.3)

Net cash provided by (used in) financing activities	24.7	12.8	78.8	(403.6)	212.0	(75.3)
Effect of exchange rate changes on cash	—	—	(2.5)	(15.9)	—	(18.4)

Net change in cash and cash equivalents	(58.1)	(0.1)	5.7	(26.5)	—	(79.0)
Cash and cash equivalents—beginning of period	60.5	—	1.0	183.5	—	245.0

Cash and cash equivalents—end of period	$2.4	$(0.1)	$6.7	$157.0	$—	$166.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the six months ended November 30, 2004
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(27.7)	$(12.5)	$75.8	$(409.0)	$502.0	$128.6
Cash flows from investing activities
Capital expenditures	—	—	(67.3)	(18.1)	—	(85.4)
Cash acquired in acquisition of IMC Global, Inc.	—	—	—	52.8	—	52.8
Investment in note of Saskferco Products, Inc.	—	—	—	(14.9)	—	(14.9)
Investment in nonconsolidated companies	—	—	—	(2.2)	—	(2.2)
Proceeds from the sale of assets	—	—	—	0.5	—	0.5
Other	—	—	—	4.0	—	4.0

Net cash provided by (used in) investing activities	—	—	(67.3)	22.1	—	(45.2)
Cash flows from financing activities
Payments of short-term and long-term debt	—	(0.1)	—	(5.4)	0.1	(5.4)
Proceeds from issuance of short-term and long-term debt	—	12.6	—	11.1	(12.6)	11.1
Proceeds from stock options exercised	3.1	—	—	—	—	3.1
Contributions from Cargill, Incorporated	—	—	(337.2)	1,255.4	(918.2)	—
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	—	—	332.5	(756.1)	428.7	5.1
Cash dividends paid	—	—	(3.8)	(1.3)	—	(5.1)
Other	—	—	—	(5.6)	—	(5.6)

Net cash provided by (used in) financing activities	3.1	12.5	(8.5)	498.1	(502.0)	3.2
Effect of exchange rate changes on cash	—	—	—	25.1	—	25.1

Net change in cash and cash equivalents	(24.6)	—	—	136.3	—	111.7
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$(24.6)	$—	$—	$146.4	$—	$121.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Our operating results for the fiscal 2006 second quarter ended November 30, 2005 were driven primarily by the following factors:

•	Phosphate sales in the second quarter benefited from higher prices, which were partially offset by higher raw material and operating costs. The average diammonium phosphate (DAP) price of $249 per tonne increased $27 versus the comparable prior year period.

•	The Potash business segment showed solid performance as prices and margins continued to increase; however, market conditions began to soften towards the end of the second quarter. The average potash selling price of $147 per metric tonne increased $37 versus the prior year period.

•	Our Offshore business segment showed an operating loss of $5.7 million primarily as a result of poor margins in the Brazilian market which continues to be impacted by adverse farm economics.

•	We recorded several non-cash charges during the quarter, including unrealized mark-to-market losses on derivative contracts of $7.5 million, additional depreciation of $9.6 million related to the finalization of the fair value of assets acquired during the Combination, and foreign currency transaction losses of $13.7 million.

Going forward, management expects:

•	Unusually strong seasonal factors and soft export markets are expected to result in a much weaker than anticipated third quarter. We anticipate performance to rebound in the fourth quarter which is seasonally our best quarter.

•	Total inventories to build through March in anticipation of seasonally strong sales in the fourth quarter.

•	To reduce phosphate production by 0.6 million tonnes and potash production by 0.4 million tonnes in order to better match supply with our customers’ purchase activity.

•	Potash prices to remain strong.

•	DAP prices to remain near or at the current high levels but gross margins are likely to be lower due to continued high prices for raw materials, especially ammonia. U.S. phosphate export volumes are expected to decline in the second half of the fiscal year but this decline is expected to be nearly offset by recent capacity closures in the United States.

•	Offshore results to remain weak driven primarily by Brazil.

Mosaic continues to be on track to achieve our synergy capture goal of annual run-rate benefits of $145 million by the end of fiscal 2007. We expect to achieve annual benefits of $90 to $110 million, on a run-rate basis, by the end of fiscal 2006. Synergy benefits include, but are not limited to, benefits from cost reduction and cost avoidance initiatives, production volume enhancement efforts, opportunity savings, capital spending avoidance and other benefit classifications. The majority of these benefits have an impact on operating costs which assists in offsetting higher operating costs facing Mosaic (particularly in the Phosphates business) such as energy and other production input costs, wage and benefit costs, water treatment costs, raw material costs, general inflation and the costs required to achieve the synergy benefits.

The following table shows the results of operations for the three and six months ended November 30, 2005 and 2004 ($ in millions, except for per share data):

	Three months ended November 30			Six months ended November 30
	2005	2004	Change	2005	2004	Change
Net sales	$1,493.3	$1,077.7	$415.6	$2,896.9	$1,802.5	$1,094.4
Cost of goods sold	1,284.1	1,016.5	267.6	2,438.9	1,659.1	779.8

Gross margin	209.2	61.2	148.0	458.0	143.4	314.6
Selling, general and administrative expenses	66.9	45.4	21.5	123.9	76.4	47.5
Other operating (income) expense	1.4	3.5	(2.1)	1.2	(2.3)	3.5

Operating earnings	140.9	12.3	128.6	332.9	69.3	263.6
Interest expense	42.9	25.0	17.9	81.2	32.6	48.6
Foreign currency transaction loss	13.7	23.3	(9.6)	52.7	24.9	27.8
Other income	(2.2)	(4.6)	2.4	(3.1)	(4.9)	1.8
Provision (benefit) for income taxes	42.3	(7.9)	50.2	93.8	5.7	88.1
Equity in net earnings of nonconsolidated companies	12.9	15.8	(2.9)	27.1	25.6	1.5
Minority interests in net earnings of consolidated companies	(2.1)	(0.7)	(1.4)	(4.3)	(1.9)	(2.4)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(2.0)	2.0

Net earnings (loss)	$55.0	$(8.4)	$63.4	$131.1	$32.7	$98.4

Diluted EPS	$0.13	$(0.03)	$0.16	$0.30	$0.11	$0.19
Number of shares	434.5	304.7		434.2	289.1

The increases in sales and gross margin were due primarily to the Combination plus higher potash and phosphate selling prices. Selling, general and administrative expenses increased due to the Combination, while interest expenses increased due to the significant amount of debt we assumed in the Combination. The increase in net earnings was primarily due to the Combination and higher prices in Potash and continued strong DAP prices in Phosphates. Unrealized mark-to-market losses on derivative contracts reduced gross margins by $7.5 million, and unrealized mark-to-market gains on derivative contracts contributed $53.8 million to gross margins, for the three and six months ended November 30, 2005, respectively. We had non-cash non-operating foreign currency losses of $13.7 and $52.7 million for the three and six months ended November 30, 2005, respectively.

The following table shows the percentage of Mosaic sales dollars and gross margin dollars by business segment:

	Three months ended				Six months ended
	November 30, 2005		November 30, 2004		November 30, 2005		November 30, 2004
	% of Sales	% of Margin	% of Sales	% of Margin	% of Sales	% of Margin	% of Sales	% of Margin
Phosphates	48.1%	32.5%	43.3%	(12.4%)	52.7%	43.9%	44.5%	19.0%
Potash	19.8%	57.5%	12.3%	43.5%	18.9%	48.7%	7.5%	18.7%
Nitrogen	2.2%	2.9%	4.5%	8.0%	1.9%	1.6%	5.7%	6.2%
Offshore	29.9%	7.1%	39.9%	60.9%	26.5%	5.8%	42.3%	56.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Net Sales and Gross Margin

Phosphates

The following table summarizes Phosphates sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended November 30			Six months ended November 30
	2005	2004	Change	2005	2004	Change
Net sales:
North America	$269.6	$168.1	$101.5	$571.5	$262.6	$308.9
Offshore	482.8	321.4	161.4	1,037.4	590.4	447.0

Total	752.4	489.5	262.9	1,608.9	853.0	755.9
Cost of goods sold	684.5	497.1	187.4	1,404.1	825.7	578.4

Gross margin	$67.9	$(7.6)	$75.5	$204.8	$27.3	$177.5

Sales volume (in thousands of metric tonnes):
Fertilizer	2,287	1,578	709	5,074	3,016	2,058
Feed	291	139	152	555	205	350

Total	2,578	1,717	861	5,629	3,221	2,408

Average price per tonne:
DAP (FOB plant)	$249	$222	$27	$244	$215	$29
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$343	$316	$27	$321	$304	$17
Sulfur (long ton)	75	66	9	71	66	5

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Three months ended November 30, 2005 and 2004

Phosphates’ sales increased in the second quarter of fiscal 2006 due to the Combination which resulted in sales volumes of 2.6 million tonnes of fertilizer and feed phosphates, compared with 1.7 million tonnes for the second quarter of fiscal 2005. Sales to international fertilizer markets accounted for about 69% of total volumes, while North American fertilizer and feed sales were about 20% and 11% of total volumes, respectively. Phosphate production of DAP, MAP and TSP was 2.3 million tonnes in the second quarter of 2006 compared to 1.6 million tonnes in the same period last year. Hurricane Katrina resulted in the temporary closure of our Louisiana plants at the end of August, which moderately affected our production. Damage was slight from the hurricane and we were able to re-start at about 50% of capacity within a week of the event, but production rates remained low most of the quarter due, in part, to production problems at one of our sulfuric acid plants which has since been corrected. Sulfur supplies were tight during the quarter because it is a by-product from oil refineries, several which were adversely impacted and some of which remain closed due to hurricane problems. Sulfur supplies are now back near normal levels.

The North American fertilizer season was slow during our second quarter, but the international market was strong due to growth in Asian demand, mainly India and Pakistan. Sales to India increased primarily due to low Indian domestic inventory carryover from the prior year and reduced Indian domestic production. We expect international phosphate sales to decline in the second half of fiscal 2006, while North American phosphate sales are expected to be weak in the third quarter but stronger in the fourth quarter of the fiscal year.

Net sales also increased due to higher per tonne prices as the average DAP price was $249 per tonne, an increase of $27 per tonne compared with the same period last year. Phosphate prices in North America increased due to the strengthening of international demand and a tightening of product availability. The DAP export price had about a $5 per tonne premium over the domestic price in the second quarter.

Gross margin was impacted by higher per tonne costs of production which increased by 27% compared with the same period a year ago, offsetting some of the increase in average selling prices. Costs of production increased due to higher ammonia prices and an increase in average rock production costs. In the second quarter, the average price of ammonia in Central Florida was $343 per tonne, an increase of $27 per tonne compared with a year ago, driven mostly by higher natural gas prices. The cost of ammonia produced at our Louisiana complex was considerably higher than the price of our purchased ammonia as a result of high natural gas prices. As a result, we idled our Louisiana ammonia plant until the end of the quarter after natural gas prices moderated from their record levels. Average sulfur prices increased to $73 per long ton, a $9 increase compared with the same period a year ago. We expect raw material prices to remain near or at current levels in the second half of the fiscal year.

Operating costs were also higher in our second quarter due to temporary idling of our phosphate rock production mines in Florida in order to control phosphate rock inventories. In addition, to manage high-cost inventory levels, we plan to operate our Green Bay, Florida phosphate fertilizer plant at about one-half of its operating capacity from December 2005 through April 2006, and we are reducing phosphate fertilizer production at our Faustina and Uncle Sam, Louisiana plants by about fifty percent in November through January. Together, these production cutbacks will total approximately 0.6 million tonnes. We also plan to reduce phosphate rock production in order to control rock inventories. These actions will negatively affect operating costs in the second half of the fiscal year.

Phosphates had an unrealized mark-to-market loss of $8.1 million on derivative contracts during our second quarter due to the weakening of the high natural gas market. This loss increased the cost of goods sold. Cost of goods sold was also increased by $11.2 million as a result of purchase accounting depreciation adjustments which were made during our second quarter.

Phosphate rock production was 4.3 million tonnes during our second quarter of fiscal 2006. We permanently closed our Kingsford phosphate rock mine in mid-September, although this loss of production volume was partially offset by an expansion at our South Fort Meade mine. Closure of the Kingsford mine is expected to assist us in reaching our targeted synergy goals. In addition, on December 1, 2005 we finalized a global resolution with U.S. Agri-Chemicals (USAC) of various outstanding commercial matters and disputes, including an early termination to a rock supply agreement, settlement of a pending lawsuit, and acquisition of various equipment, spare parts and phosphate rock reserves owned by USAC. We paid $94.0 million to USAC in connection with the global resolution. A liability for this amount was assumed as part of the final purchase price allocation in the Combination. On December 1, 2005, we issued 2,429,765 shares of common stock for assets acquired in the transaction with USAC. We continue to have a binding agreement with USAC to acquire approximately three million tonnes of unmined phosphate ore reserves prior to March 31, 2006 for 455,581 additional shares of common stock, provided however, that USAC must fulfill certain conditions before we are obligated to complete this acquisition.

Water treatment costs at our Florida operations were approximately $4.6 million for the second quarter, an increase of $1.3 million compared with the prior year’s second quarter, and a decline from $9.6 million in the first quarter. Some of our Florida facilities continue to have high water levels that require treatment. Our higher water levels are due to excess rainfall and an active hurricane season during fiscal 2005. Water treatment costs will continue to be highly dependent on rainfall levels in central Florida. Water treatment costs are also dependent on our product mix and operating rates. High operating rates result in more water evaporation and lower treatment costs. To address our water issues, we have built additional water holding areas over the past year, and we are investing in advanced technology to treat water at a lower cost while meeting required water quality standards.

The international feed phosphate market continues to grow, and prices have increased over a year ago. We are currently operating our phosphate feed plants in Riverview and New Wales at near capacity levels, and we have started several debottlenecking projects to be able to increase our production capacity, including an expansion at Riverview. Taking these initiatives into account, we anticipate that our feed phosphate capacity of one million tonnes per annum will increase by approximately 5% to 10% during calendar year 2006.

Six months ended November 30, 2005 and 2004

Phosphates’ sales increased in the six months ended November 30, 2005 due to the Combination which resulted in sales volumes of 5.6 million tonnes of fertilizer and feed phosphates, compared with 3.2 million tonnes for the six months ended November 30, 2004. Sales to international fertilizer markets accounted for about 69% of the total, while North American fertilizer sales comprised approximately 21% and feed sales were approximately 10% of the total. Phosphate production of DAP, MAP and TSP was 4.9 million tonnes in the six months ended November 30, 2005 compared to 2.7 tonnes in the same period last year. Hurricane Katrina resulted in the temporary closure of our Louisiana plants at the end of August. Damage was minimal from the hurricane and we were able to re-start at about 50% of capacity within a week of the hurricane.

The North American fertilizer season was seasonally slow during the six months ended November 30, 2005, but the international market was strong due to growth in Asian demand, mainly in India and Pakistan. International fertilizer sales are expected to decline in the second half of fiscal 2006, while North American fertilizer sales are expected to be weak in the third quarter but stronger in the fourth quarter of the fiscal year.

Net sales also increased due to higher prices as the average DAP price was $244 per tonne, an increase of $29 per tonne compared with the same period last year. Phosphate prices in North America increased due to the strengthening of international demand and a tightening of product availability. The DAP export price had about a $7 per tonne premium over the domestic price in the six months ended November 30, 2005.

Gross margin was impacted by higher costs of production which increased by 22% compared with the same period a year ago, offsetting some of the increase in average selling prices. Costs of production increased due to higher ammonia prices and an increase in average phosphate rock production costs. In the six months ended November 30, 2005, the average purchase price of ammonia in Central Florida increased by $17 per tonne compared with a year ago to $321 per tonne, driven mostly by higher natural gas prices which have sharply increased due to hurricane-related production stoppages. The cost of ammonia produced at our Louisiana complex was considerably higher than the price of our purchased ammonia as a result of high natural gas prices which caused us to temporarily idle our ammonia production until natural gas prices tempered recently. Average sulfur prices increased $3 to $69 per long ton compared with the same period a year ago. As with natural gas, sulfur shortages developed subsequent to Hurricanes Katrina and Rita which adversely affected oil refineries that supply us with sulfur.

Phosphates had unrealized mark-to-market derivative gains of $27.1 million during the six months ended November 30, 2005 due to the strengthening of the natural gas market. These gains reduced cost of goods sold.

Phosphate rock production was 9.8 million tonnes during our six months ended November 30, 2005. We permanently closed our Kingsford phosphate rock mine in mid-September, although this loss of production volume will be partially offset by an expansion at our South Fort Meade mine. Closure of the Kingsford mine is expected to assist us in reaching our targeted synergy goals. In addition, on December 1, 2005 we finalized a global resolution with U.S. Agri-Chemicals (USAC) consisting of various outstanding commercial matters and disputes, including an early termination to a rock supply agreement, settlement of a pending lawsuit, and acquisition of various equipment, spare parts and phosphate rock reserves owned by USAC. We stopped shipping phosphate rock to USAC in mid-August, and as a result of the early termination, we will save approximately two million tonnes of phosphate rock per year which we will now use in our Florida operations.

Water treatment costs at our Florida operations were approximately $14 million for the six months ended November 30, 2005, an increase of $11 million compared with the same period last year. Some of our Florida facilities continue to have high water levels that require treatment. Our higher water levels are due to excess rainfall and an active hurricane season in fiscal 2005. Water treatment costs will continue to be highly dependent on rainfall levels in central Florida. Water treatment costs are also dependent on our product mix and operating rates. High operating rates result in more water evaporation and lower treatment costs. Over the last year, we have built additional water holding areas, and we are investing in advanced technology to treat water at a lower cost while meeting required water quality standards.

Potash

The following table summarizes Potash sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended November 30			Six months ended November 30
	2005	2004	Change	2005	2004	Change
Net sales:
North America	$210.6	$94.3	$116.3	$371.2	$100.2	$271.0
Offshore	98.9	44.5	54.4	206.0	44.5	161.5

Total	309.5	138.8	170.7	577.2	144.7	432.5
Cost of goods sold	189.3	112.2	77.1	349.9	117.8	232.1

Gross margin	$120.2	$26.6	$93.6	$227.3	$26.9	$200.4

Sales volume (in thousands of metric tonnes):
Fertilizer	1,545	772	773	2,919	772	2,147
Non-agricultural (industrial and feed)	309	133	176	549	133	416

Total	1,854	905	949	3,468	905	2,563

Average price per tonne (FOB plant)	$147	$110	$37	$142	$110	$32

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Three months ended November 30, 2005 and 2004

Potash’s net sales increased in the second quarter of fiscal 2006 compared with second quarter last year primarily due to the Combination and higher potash prices. Potash fertilizer sales were 1.5 million tonnes and potash non-agricultural sales, including feed and industrial sales, were 0.3 million tonnes. The potash market had higher prices for both the domestic and export markets.

Potash sales volumes in North America were slow for the second quarter. Sales are expected to be weak in the third quarter but stronger in the fourth quarter of our fiscal year.

Approximately 95% of our offshore Potash sales during the second quarter were through Canpotex, the export association for Saskatchewan potash producers. Potash sales were strong to China and India in the second quarter, but weaker to Brazil and Indonesia compared with the same period in the prior year.

Average Potash prices increased to $147 per tonne in the second quarter of fiscal 2006. We made approximately 17% of our total potash sales to non-agricultural customers in the second quarter of fiscal 2006. Prices to a small number of key non-agricultural customers generally are based on long-term legacy contracts at prices which are about one-third or more below our average selling price. We expect industrial contract prices to increase in calendar year 2006, although they will still be below our average selling prices for agricultural sales.

The increase in Potash gross margins was mainly due to higher potash prices. Costs of production were $21 per tonne higher compared with the same period last year as a result of higher energy prices and Canadian resource taxes. Potash had a $1.6 million reduction in cost due to purchase accounting depreciation adjustments. Finally, lower production volumes resulted in higher fixed cost absorption charges on a per tonne basis. Potash output will be reduced by about 0.4 million tonnes in the second half of fiscal 2006, which includes a reduction in high-cost gas consumption at our Belle Plaine, Saskatchewan solution mine.

Potash had unrealized mark-to-market gains of $4.1 million on foreign exchange derivative contracts and unrealized mark-to-market losses of $3.9 million on natural gas derivative contracts during the three months ended November 30, 2005.

We are currently expanding our Esterhazy, Saskatchewan, potash facility which is expected to add approximately 0.4 million tonnes of annual capacity and is scheduled to be completed in the fall of 2006. The Province of Saskatchewan previously announced a revision of its resource tax system that will facilitate capital spending related to our expansion plan to meet expected potash demand growth. Pursuant to the terms of an existing agreement, Potash Corporation of Saskatchewan (PCS) has agreed to pay for one-quarter of our Esterhazy expansion cost in exchange for one-quarter of the output resulting from the expansion, subject however to the terms of such agreement.

We have also begun investing approximately $18 million at our Colonsay potash mine in order to improve operating rates at this facility. We plan to bring this additional potash capacity on stream as demand warrants.

Six months ended November 30, 2005 and 2004

Potash’s net sales increased in the six months ended November 30, 2005 compared to the same period last year primarily due to the Combination and higher potash prices. Potash fertilizer sales were 2.9 million tonnes and potash non-agricultural sales, including feed and industrial sales, were 0.5 million tonnes. Potash prices were higher for both the domestic and export markets.

Potash sales volumes increased due to the Combination, but were seasonally slow in North America. Sales are expected to be weak in the third quarter but stronger in the fourth quarter of our fiscal year.

Approximately 94% of our offshore Potash sales were through Canpotex, the export association for Saskatchewan potash producers in the six months ended November 30, 2005. Potash sales were strong to China and India during the first six months of fiscal 2006, but weaker to Brazil compared with the same period last year.

Average Potash prices increased to $142 per tonne in the six months ended November 30, 2005, an increase of $32 per tonne compared with the same period in fiscal 2005. We made approximately 16% of our total potash sales to a small number of key non-agricultural customers in the first six months of fiscal 2006. Prices to non-agricultural customers generally are based on long-term legacy contracts at prices which are about one-third or more below our average selling price. We expect industrial contract prices to increase in calendar year 2006, although they will still be below our average selling prices for agricultural sales.

The increase in Potash gross margins in the six months ended November 30, 2005 was mainly due to the Combination and higher potash prices compared to the same period last year. Costs of production were $26 per tonne higher compared with the same period last year, mainly as a result of higher energy prices and Canadian resource taxes.

Potash had unrealized mark-to-market gains of $13.9 million on foreign exchange derivative contracts and unrealized mark-to-market gains of $12.3 million on natural gas market derivative contracts during the six months ended November 30, 2005. These gains reduced the period’s cost of goods sold by a total of $26.2 million.

Nitrogen

The following table summarizes Nitrogen sales, gross margin, sales volume and equity in net earnings of nonconsolidated companies ($ in millions):

	Three months ended November 30				Six months ended November 30
	2005	2004	Change	Percent	2005	2004	Change	Percent
Net sales	$35.2	$51.1	$(15.9)	(31%)	$59.4	$109.4	$(50.0)	(46%)
Cost of goods sold	29.1	46.2	(17.1)	(37%)	51.8	100.5	(48.7)	(48%)

Gross margin	$6.1	$4.9	$1.2	24%	$7.6	$8.9	$(1.3)	(15%)

Sales volume (in thousands of metric tonnes)	507	309	198	64%	725	689	36	5%
Equity in net earnings of nonconsolidated companies—Saskferco	$4.6	$3.1	$1.5	48%	$10.1	$5.9	$4.2	71%

Three months ended November 30, 2005 and 2004

Nitrogen volumes were 0.5 million tonnes in the second quarter of fiscal year 2006, an increase of 64% from the same period last year. Agency sales for Saskferco’s nitrogen products were 0.4 million tonnes and 0.2 million tonnes for the second quarters of fiscal 2006 and 2005, respectively. Non-agency sales for nitrogen products were 0.1 million tonnes for the second quarter of both fiscal 2006 and 2005. Sales are down in the second quarter of fiscal year 2006 compared to the same period last year due to agency sales contributing a higher percentage of total sales volume and due to lower urea prices.

Six months ended November 30, 2005 and 2004

Nitrogen volumes were 0.7 million tonnes in the six months ended November 30, 2005, an increase of 5% from the same period last year. Agency sales for Saskferco’s nitrogen products were 0.5 million tonnes for the six months ended November 30, 2005 and 2004. Non-agency sales for nitrogen products were 0.7 million tonnes for the six months ended November 30, 2005 and 2004. Sales were down in the six months ended November 30, 2005 compared to the same period last year due to agency sales contributing a higher percentage of total sales volume and due to lower urea prices.

Offshore

The following table summarizes Offshore sales, gross margin, sales volume, price and equity in net earnings of nonconsolidated companies ($ in millions except price per tonne):

	Three months ended November 30				Six months ended November 30
	2005	2004	Change	Percent	2005	2004	Change	Percent
Net sales(a):
Brazil	$235.0	$230.9	$4.1	2%	$420.2	$425.6	$(5.4)	(1%)
Argentina	36.5	42.5	(6.0)	(14%)	57.9	79.0	(21.1)	(27%)
India	98.6	56.5	42.1	75%	128.9	68.0	60.9	90%
China	10.7	18.7	(8.0)	(43%)	30.7	39.6	(8.9)	(22%)
Chile	35.2	20.0	15.2	76%	53.3	46.0	7.3	16%
Other	51.8	81.8	(30.0)	(37%)	116.8	154.4	(37.6)	(24%)

Total	467.8	450.4	17.4	4%	807.8	812.6	(4.8)	(1%)
Cost of goods sold	453.1	413.1	40.0	10%	780.9	732.0	48.9	7%

Gross margin	$14.7	$37.3	$(22.6)	(61%)	$26.9	$80.6	$(53.7)	(67%)

Sales volume (in thousands of metric tonnes)	3,622	2,603	1,019	39%	6,637	4,715	1,922	41%

Gross margin per metric tonne	$4	$15	$(11)	(73%)	$4	$17	$(13)	(76%)
Equity in net earnings of nonconsolidated companies:
—Fosfertil/Fertifos	$6.6	$10.3	$(3.7)	(36%)	$13.6	$15.3	$(1.7)	(11%)
—Other subsidiaries	1.4	1.5	(0.1)	(7%)	2.5	2.9	(0.4)	(14%)

(a)	Revenues are attributed to countries based on location of customer.

Three months ended November 30, 2005 and 2004

Total Offshore sales increased 4% to $467.8 million and sales volumes increased 39% to 3.6 million tonnes in the second quarter of fiscal 2006 compared to the prior year’s second quarter. The growth in sales volume was due to the increase in agency sales, primarily in Australia and India. Sales through our in-country distribution facilities were comparable to the same period a year ago.

Increased demand for imported phosphates into India was driven by reduced domestic production and an increase in consumption. Volumes in India increased by 0.4 million tonnes accounting for about 40% of Offshore’s total volume increase. Australian volumes increased by 0.6 million tonnes over last year’s second quarter driven by a new marketing agreement, accounting for approximately 60% of Offshore’s total volume increase. Volumes in Brazil were down in the second quarter by 5% compared to the same period a year ago. Volumes shipped by our Brazilian distribution business were relatively unchanged from the same period last year, but product imported through our port terminal in Brazil was down 19%. This was due to an oversupply of product in the market, a result of the continuing weak economic conditions plaguing Brazil’s agricultural industry.

While total volumes were up in the second quarter of fiscal 2006, the gross margin per tonne declined 73% from the same period last year. This was driven mainly by poor farm economic conditions in Brazil. The average margin per tonne in Brazil decreased 89% in the second quarter of fiscal 2006 compared to the same period a year ago. This was due to the continued appreciation of the Brazilian Reais, combined with higher input costs for the farmer and lower agricultural commodity prices, which have eroded income and decreased the use of fertilizer. In addition, the drought in the southern part of Brazil last fiscal year had a lingering affect on farmers’ income. This resulted in high inventories and lower margins in the Brazilian marketplace. We have also increased our reserve for bad debts. We experienced higher margins in India and Australia primarily due to the increase in volumes. Margins in other countries were comparable to the same period a year ago.

During the second quarter, agency sales represented approximately 35% of our sales volume compared to 6% for the same period last year. Agency sales typically have lower margins. This had a significant negative impact on the overall margin per tonne.

We are constructing a $16 million single superphosphate plant in Argentina, which is scheduled to be completed in the fourth quarter of fiscal 2006.

Six months ended November 30, 2005 and 2004

Total Offshore sales decreased slightly to $807.8 million and sales volume increased 41% to 6.6 million tonnes in the six months ended November 30, 2005 compared to the same period last year. The growth in sales volume was due to the increase in agency sales, primarily in Australia and India. Sales through our in-country distribution facilities were substantially unchanged in the six months ended November 30, 2005 from the same period a year ago.

Increased demand for imported phosphates into India was driven by reduced domestic production and an increase in consumption. Volumes to India increased by 0.9 million tonnes, accounting for about 45% of Offshore’s total volume increase. Australian volumes increased by 1.0 million tonnes in the six months ended November 30, 2005 driven by new marketing agreements, accounting for approximately 53% of Offshore’s total volume increase. Volumes in Brazil were down in the six months ended November 30, 2005 by 7% compared to the same period a year ago in both the distribution business and in product imported through our port terminal in Brazil. This was primarily due to over supply of product in the market, and a result of the continuing weak economic conditions which are adversely affecting Brazil’s agricultural industry. An oversupplied market in China caused volumes to decrease by 22% compared to the previous year. Volumes to other offshore destinations increased 18% in the first six months of fiscal 2006 compared with the first six months of fiscal 2005. Volumes were down in Chile and Thailand as the planting season was delayed due to weather conditions.

While total volumes were up for the six months ended November 30, 2005, the gross margin per tonne declined 76% from the same period last year. The decrease in gross margin was driven mainly by poor farm economic conditions in Brazil. The average margin per tonne in Brazil decreased 93% in the first six months of fiscal 2006 compared to the same period a year ago. This was due to the continued appreciation of the Brazilian Reais combined with higher input costs for the farmer, which have eroded income and decreased the use of fertilizer. In addition, the drought in the southern part of Brazil last fiscal year had a lingering affect on farmers’ income. This resulted in high inventories and lower margins in the marketplace. Our higher margins in India and Australia were due to the increase in volumes. Weather conditions in other countries have also had a negative impact on margins.

During the first six months of fiscal 2006, agency sales represented approximately 31% of our sales volume compared to 3% for the same period last year. Agency sales typically have lower margins. This had a significant negative impact on the overall weighted average margin per tonne.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66.9 and $123.9 million for the three and six months ended November 30, 2005, respectively, compared to $45.4 and $76.4 million for the same periods in the prior year. This increase was primarily due to the Combination and expenses associated with improving our systems, compliance and control environment. Selling, general and administrative expenses were 4.5% and 4.3% of net sales for the three and six months ended November 30, 2005, respectively, compared to 4.2% for the same periods in fiscal 2005.

Interest Expense

Interest expense was $42.9 and $81.2 million for the three and six months ended November 30, 2005, respectively, compared to $25.0 and $32.6 million for the same periods in the prior year. This increase was due to the additional debt we assumed from IMC as part of the Combination, as IMC was highly leveraged when we closed the Combination. Interest expense for the three and six months ended November 30, 2005 was net of $12.0 and $23.7 million, respectively, from the amortization of the fair market value adjustment related to IMC’s debt assumed in the Combination.

Foreign Currency Transaction Loss

We had a $13.7 and $52.7 million non-cash, non-operating foreign currency transaction loss for the three and six months ended November 30, 2005, respectively, compared with a loss of $23.3 and $24.9 million in the same periods in fiscal 2005. The fiscal 2006 loss was primarily caused by a strengthening of the Canadian dollar, a strengthening of the Brazilian Reais and the volatility of the Thai Baht against the U.S. dollar.

Other Income

Other income was $2.2 and $3.1 million for the three and six months ended November 30, 2005, respectively, compared to $4.6 and $4.9 million for the same periods in the prior year.

Provision (Benefit) for Income Taxes

The provision for income taxes was $42.3 and $93.8 million for the three and six months ended November 30, 2005, respectively, compared to a $7.9 million benefit and expense of $5.7 million in the same periods in fiscal 2005. The provisions represent effective tax rates of 49 percent and 46 percent for the three and six months ended November 30, 2005, respectively, and 25 percent and 34 percent for the three and six months ended November 30, 2004, respectively. This large increase is due to the addition of the potash and phosphates businesses of IMC as a result of the Combination. The Potash business in Canada is generally taxed at higher rates than the other businesses of Mosaic. In addition, certain entities within Potash are subject to taxation in both the United States and Canada. Our current U.S. tax position does not permit us to realize a full U.S. tax benefit for Canadian income taxes paid on these operations. Our provision for income taxes for the three and six months ended November 30, 2005 is also negatively impacted by the fact that our Brazilian operations had a disproportionate share of their anticipated net loss for this fiscal year occurring in these periods for which we recorded no tax benefit. For the full year, we expect a tax rate in the 40 to 45 percent range.

Equity in Earnings of Nonconsolidated Companies

Equity in earnings of nonconsolidated companies was $12.9 and $27.1 million for the three and six months ended November 30, 2005, compared with $15.8 and $25.6 million for the same periods in fiscal 2005. The largest earnings contributors were Fosfertil, which is included in our Offshore business segment, and Saskferco, which is included in our Nitrogen business segment. Our share of Fosfertil’s earnings was $6.6 and $13.6 million for the three and six months ended November 30, 2005, respectively compared to $10.3 and $15.3 million for the three and six months ended November 30, 2004, respectively. Our share of Saskferco’s earnings was $4.6 and $10.1 million for the three and six months ended November 30, 2005, respectively, compared to $3.1 and $5.9 million for the three and six months ended November 30, 2004, respectively.

Capital Resources and Liquidity

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Though third quarter cash flow is expected to be weak, we believe that our cash, other liquid assets and operating cash flow, together with available borrowings, will be sufficient to meet our operating and capital expenditure requirements and to service our debt and meet other contractual obligations as they become due.

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

Under the Revolving Credit Facility, we may from time to time borrow, repay and reborrow amounts as revolving loans or swingline loans or obtain letters of credit, up to a maximum of $450.0 million principal amount outstanding at any time. As of November 30, 2005, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $141.1 million. As of November 30, 2005, the outstanding principal amount of borrowings under the Term Loan A Facility and the Term Loan B Facility were $48.8 million and $348.3 million, respectively. The net available borrowings under the Revolving Credit Facility as of November 30, 2005 were approximately $308.9 million. Consolidated cash and cash equivalents as of November 30, 2005 were approximately $166.0 million.

Since the end of our second quarter, we have begun to borrow funds under our Revolving Credit Facility, with borrowings totaling $93.0 million as of December 31, 2005, due in part to the financing of the USAC transaction in the second quarter resulting in a cash payment of $94.0 million. The borrowed funds are being used for working capital purposes as we build inventory for the Spring selling season in North America. We may borrow additional funds under the Revolving Credit Facility in the future, and are carefully monitoring inventory levels and cash flow trends so that short term cash needs do not exceed our available borrowing capacity. As of December 31, 2005 we have $215.1 million of additional borrowings available under our Revolving Credit Facility.

Our Credit Agreement related to the Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. Other than certain technical defaults, subsequently waived by the lenders on January 13, 2006, we were in compliance with the provisions of the financial covenants in the Credit Agreement as of November 30, 2005, and expect to be in compliance throughout the foreseeable future.

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

On July 29, 2005, we amended the Credit Agreement to make technical changes in order to permit the merger into a single legal entity of three separate legal entities through which we were conducting our Phosphates business segment. The amendment also made several additional changes to the Credit Agreement, including among other things (i) reducing restrictions on repurchases of indebtedness junior to the indebtedness under the Mosaic Credit Facility in order to facilitate our use of available cash to reduce junior indebtedness, (ii) expanding the range of financing and refinancing alternatives for revolving credit facilities and foreign subsidiary indebtedness that were permitted under the Mosaic Credit Facility, and (iii) relaxing certain restrictions in order to facilitate our ability to obtain surety bonds.

On December 13, 2005, we amended the Credit Agreement to among other things (i) increase the amount of indebtedness that may be incurred by foreign subsidiaries, (ii) expand the ability to sell foreign receivables, (iii) increase the maximum permissible amount of investments in foreign subsidiaries, (iv) expand permissible investments in joint ventures, (v) increase the permissible amount of capital leases, (vi) increase the maximum permissible amount of other investments, and (vii) update certain representations.

On January 13, 2006, we obtained waivers to cure a number of technical defaults and events of default under the Credit Agreement relating to (i) prepayments by several of our foreign subsidiaries of indebtedness to third parties that were not permitted by the Credit Agreement, (ii) restrictions on guarantees or the payment of dividends in loan agreements of several of our foreign subsidiaries that were not permitted by the Credit Agreement and (iii) our failure to furnish in a timely fashion to the lenders under the Credit Facility certain reports and notices that were required by the Credit Agreement. We also amended the Credit Agreement to permit one of the restrictions on the payment of dividends to continue and to grant us additional time to furnish certain of the reports that had not been timely furnished.

We incur liabilities for reclamation activities and phosphogypsum stack system closure, primarily in our Florida phosphate operations, where to obtain necessary permits we must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of November 30, 2005, we had $92.0 million in surety bonds outstanding and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, we have posted $43.3 million of collateral in the form of letters of credit. In addition, we have letters of credit supporting reclamation activity of $18.2 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. In the future, there can be no assurance that we will be able to pass such tests of financial strength to purchase surety bonds on the same terms and conditions, or to discharge, or post additional collateral with respect to, surety bonds if requested to do so. However, we anticipate that we will be able to satisfy applicable credit support requirements without disrupting normal business operations.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum systems located in the State of Florida which impose financial assurance requirements that are more stringent than the prior rules, including the requirement that closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the FDEP that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. We are in the process of completing a closure plan with revised closure cost estimates in accordance with the modified rules that will reflect the increased closure costs due to the water treatment requirements. Nevertheless, we anticipate that we will be able to fully comply with the proposed Consent Agreement until May 31, 2009 and with the new rules thereafter, however, there can be no assurance that we will be able to do so.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum systems located within Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not to meet the financial strength test under Louisiana regulations. After consulting with the LDEQ, we filed a Request for Exemption proposing an alternate financial strength test that included revised net worth and tangible U.S. assets requirements. We believe the LDEQ will grant the exemption and that we will be able to meet the terms of the exemption but there can be no assurance that the LDEQ will do so or that we will be able to meet its terms. If the LDEQ does not grant the exemption, we will be required to negotiate an alternate financial strength test or will need to provide credit support such as surety bonds or financial guarantees. We currently recognize both phosphogypsum closure costs and phosphogypsum water treatment costs as liabilities in accordance with SFAS No. 143.

On December 1, 2005, we closed a transaction with USAC and its parent company, Sinochem Corporation. Pursuant to the Global Resolution, we paid $84 million for the early termination of a phosphate rock sales agreement between USAC and Mosaic Fertilizer, LLC. In addition, we settled an existing lawsuit with USAC relating to prior pricing disputes under a phosphate rock sales agreement for approximately $10 million, and we acquired various equipment and spare parts, valued at $31.6 million, used by USAC in its Florida phosphate operations in exchange for the issuance of 2,429,765 shares of our common stock. We continue to have a binding purchase agreement with USAC to purchase real property containing approximately three million short tons of unmined phosphate reserves in Central Florida valued at approximately $6.5 million. For further information regarding this transaction, see Note 20 to Notes to Consolidated Financial Statements.

Cash Flow

Operating activities provided $167.4 million of cash for the six months ended November 30, 2005 compared to $128.6 million for the same period in fiscal 2005. Cash flows from operating activities are primarily driven by net earnings, adjusted for the non-cash impact of depletion, depreciation and amortization. In addition to affecting net earnings, volume and price level changes in product selling prices and raw material input prices result in significant changes in accounts receivable, inventories and accounts payable. The favorable variance from the prior year was primarily the result of increased net earnings and the impact of higher depreciation, depletion and amortization offset by an increase in the amount invested in working capital resulting from the Combination.

Investing activities used $152.7 million for the six months ended November 30, 2005 compared to $45.2 million for the same period in fiscal 2005. Cash used for investing activities primarily related to additions to property and acquisitions. Capital expenditures were $96.3 million higher in six months ended November 30, 2005 compared to the same period in fiscal 2005 as a result of the Combination and scheduled projects at our Potash and Phosphate businesses. In April 2005, we announced that we were starting work immediately on an expansion of our Esterhazy potash facility that will be completed in the fall of 2006. Further potential expansions at our Saskatchewan potash facilities are in the engineering phase and are being reviewed internally, but would be executed only if warranted by market demand.

Financing activities used $75.3 million for the six months ended November 30, 2005 compared to providing $3.2 million for the same period in fiscal 2005. Cash used for financing activities for the six months ended November 30, 2005 consisted primarily of principal payments on our long-term debt. Historical cash flows from financing activities primarily included external financing and contributions by Cargill. Cargill is neither obligated nor expected to make such contributions in future periods.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Note 17 of Notes to Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q.

We conducted sensitivity analyses of our debt assuming a one-percentage point adverse change in interest rates on outstanding borrowings from the actual level as of November 30, 2005. Holding all other variables constant, the hypothetical adverse changes would not materially affect our financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in our financial structure.

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

As a result of the Combination, we adopted the internal controls that previously existed at CCN (and its multiple international locations resulting from the spin-off from Cargill) and IMC prior to October 22, 2004. As a new public company that combined the scope of operations of these two global businesses with a new management team just over one year ago, we have been evaluating, and are continuing to evaluate, in consultation with external resources, the controls and procedures that we inherited from our predecessor companies with a view to assessing their continuing sufficiency and consistency for our new global enterprise in light of the rapidly evolving standards for controls and procedures. As a result of this evaluation, we have begun to enhance our controls and procedures. As part of our process, we have concluded that a “material weakness” in our internal controls exists. A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weakness identified is our lack of a sufficient number of adequately trained finance and accounting personnel in our field operations with appropriate U.S. GAAP expertise. As a result, adjustments were required related to revenue recognition for certain types of sales transactions, accounting for derivative transactions under SFAS No. 133, accounting for unconsolidated investments under FASB Interpretation No. 46R, and in certain other areas.

In addition, we have embarked on several internal control initiatives including those required under Section 404 (Section 404) of the Sarbanes-Oxley Act of 2002 to assess the effectiveness of internal control over financial reporting by the end of our 2006 fiscal year (the date on which we are first required to report on Section 404). Thus far in our assessment process, we have identified several areas noted below where potential deficiencies or material weaknesses may be identified.

•	Entity level controls are still maturing, in line with our overall merger integration process; for example, policies and procedures are not yet fully defined and adhered to, and our compliance and control structure is still evolving.

•	We have not yet established adequate segregation of duties, and likely will not fully remediate this potential risk until our new enterprise resource planning system is implemented early in fiscal 2007.

•	We are still establishing effective controls and processes in our corporate financial statement close and consolidation, and corporate tax areas. For example, we have noted opportunities to improve controls related to the coordination of book and tax accounting processes. New people, systems transitions and merger-related issues all cause us to operate less effectively today than we will in the future in these areas.

Management is committed to improving the overall internal control environment within our new organization in order to eliminate the material weakness which we have identified, address the potential deficiencies noted above and ensure mitigating controls are in place where necessary. Therefore, in response to the foregoing and as part of our integration plan, we, with the oversight of our Audit Committee:

•	Are enhancing our system of internal controls to provide reasonable assurance that assets are adequately safeguarded and transactions are recorded accurately in all material respects, in accordance with management’s authorization.

•	Have established a quarterly business review process, which ensures in-depth senior leadership review of business unit results and prospects on a regular basis.

•	Have adopted internal policies related to accounting, financial risk management, tax, credit and investments, and are reviewing other inherited policies and procedures to ensure their appropriateness at Mosaic.

•	Are implementing an internal audit program with global reach that will independently evaluate the adequacy and effectiveness of internal controls.

•	Have established an active Disclosure Committee, which meets regularly to discuss performance trends and issues, controls, and other matters related to our disclosure controls and procedures and internal controls.

•	Have initiated several internal changes in our accounting organization designed to enhance our internal control environment:

•	We are conducting an external search for a new corporate controller. Our current corporate controller has transitioned to a temporary role in Florida, where he is providing additional leadership for our Phosphate finance team.

•	Lydia Burke, our Assistant Controller, has been appointed as our Chief Accounting Officer effective October 10, 2005. Ms. Burke reports directly to Lawrence W. Stranghoener, our Executive Vice President and Chief Financial Officer.

•	We have added resources to our corporate financial reporting, accounting and financial planning and analysis groups.

•	An additional position will be added to our corporate accounting staff to improve our accounting research capabilities.

•	We have appointed a controller with public accounting experience for our commercial operations, and also expect to hire additional resources as may be needed to support our North American sales and supply chain teams.

•	We are seeking an additional person with strong public accounting experience for our Phosphates business segment to be based in Florida.

•	Will continue to monitor and assess the structure of our finance and accounting teams and the necessity for hiring additional U.S. GAAP trained finance and accounting personnel beyond implementation of that already described above.

•	Are implementing education programs within Mosaic to ensure that all finance and accounting employees are adequately trained and supervised in the application of U.S. GAAP. Among other things, we are in the process of developing and conducting training sessions related to key accounting issues, including U.S. GAAP and SEC accounting and reporting requirements, and expect to conduct initial training sessions early in the third quarter of fiscal 2006.

•	Are implementing a new enterprise resource planning (ERP) system with additional system controls which is scheduled to be completed in calendar year 2006. We recently deferred the implementation date for this system by three months until October 1, 2006 in order to better prioritize our resources.

•	Will create stronger communication protocols and relationships between our commercial management and our finance and accounting personnel to ensure that transactions are identified for proper accounting analysis and treatment.

While we are implementing remediation plans to address the material weakness and potential deficiencies noted above, we will not consider the weakness and potential deficiencies remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. As of the end of the second quarter, we have not made sufficient progress yet to fully remediate the material weakness, and cannot assure investors that it will be fully remediated by the end of our 2006 fiscal year. In addition, it is possible that the potential deficiencies noted above become significant deficiencies or material weaknesses or that other deficiencies are identified in future quarters.

These matters and our proposed remediation plans have been discussed with the Audit Committee of our Board of Directors and our independent registered public accounting firm prior to the filing of this report.

Effective July 1, 2005, we changed our payroll service provider for the former IMC employees to Cargill Shared Services. As a result, Cargill Shared Services is now the payroll service provider for all Mosaic employees.

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the three and six months ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Notes 10, 14 and 20 of Notes to Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of pending legal proceedings.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders of the Company was held on October 5, 2005. The meeting was held to consider and vote upon: (i) the election of four directors (David B. Mathis, Bernard M. Michel, James T. Prokopanko and Steven M. Seibert), each for a term of three years expiring in 2008 or until their respective successors have been duly elected and qualified; and (ii) the ratification of the appointment of KPMG LLP as the independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending May 31, 2006.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Broker Non-Votes
David B. Mathis	376,509,081	457,623	—
Bernard M. Michel	376,563,926	402,778	—
James T. Prokopanko	342,274,658	34,692,046	—
Steven M. Seibert	376,533,819	432,885	—

The votes cast with respect to ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending May 31, 2006 are summarized as follows:

For	Against	Abstained	Broker Non-Votes
376,712,386	149,923	104,394	—

ITEM 6.	EXHIBITS

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

THE MOSAIC COMPANY

by:	/S/ LYDIA A. BURKE
Lydia A. Burke Assistant Controller (on behalf of the registrant and as chief accounting officer)

January 17, 2006

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.a	Form of amendment, dated as of December 13, 2005, to Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, as amended	Exhibit 4 to the Current Report on Form 8-K of The Mosaic Company for December 13, 2005*

4.ii.b.	Form of amendment and waiver dated as of January 13, 2006 to the Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, as amended	Exhibit 99.1 to the Current Report on Form 8-K of The Mosaic Company for January 6, 2006*

10.i.a.	Global Resolution Agreement dated as of October 13, 2005 between The Mosaic Company, U.S. Agri-Chemicals Corporation and Sinochem Corporation		X

10.ii.b.	Registration Rights Agreement dated as of December 1, 2005 between The Mosaic Company and U.S. Agri-Chemicals Corporation		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

*	SEC File No. 001-32327