Form 10-Q
period 2006-02-28
MOSAIC CO
filed 2006-04-12
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 384,304,395 common shares and 5,458,955 class B common shares as of March 31, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Net sales	$1,073.2	$1,144.5	$3,974.3	$2,947.0
Cost of goods sold	1,059.2	1,008.0	3,503.1	2,667.1

Gross margin	14.0	136.5	471.2	279.9
Selling, general and administrative expenses	61.8	64.8	186.7	141.2
Other operating income	(3.4)	(1.0)	(3.8)	(3.3)

Operating earnings (loss)	(44.4)	72.7	288.3	142.0
Interest expense	44.2	44.3	125.4	76.9
Foreign currency transaction (gain) loss	13.8	(30.8)	66.5	(5.9)
Other (income) expense	(1.7)	1.3	(5.0)	(3.6)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(100.7)	57.9	101.4	74.6
Provision (benefit) for income taxes	(27.2)	38.5	66.5	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(73.5)	19.4	34.9	30.4
Equity in net earnings of nonconsolidated companies	2.0	19.0	29.0	44.6
Minority interests in net (earnings) loss of consolidated companies	(0.1)	0.4	(4.4)	(1.5)

Earnings (loss) before the cumulative effect of a change in accounting principle	(71.6)	38.8	59.5	73.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)

Net earnings (loss)	$(71.6)	$38.8	$59.5	$71.5

Earnings (loss) available for common stockholders:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(71.6)	$38.8	$59.5	$73.5
Preferred stock dividend	(2.6)	(2.5)	(7.7)	(3.6)

Earning (loss) available for common stockholders	$(74.2)	$36.3	$51.8	$69.9

Basic earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.19)	$0.10	$0.14	$0.23
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.01)

Basic net earnings (loss) per share	$(0.19)	$0.10	$0.14	$0.22

Basic weighted average number of shares outstanding	383.6	377.9	382.4	310.6
Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.19)	$0.09	$0.14	$0.22
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.01)

Diluted net earnings (loss) per share	$(0.19)	$0.09	$0.14	$0.21

Diluted weighted average number of shares outstanding	383.6	432.8	436.1	336.5

(See Notes to Condensed Consolidated Financial Statements)

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	February 28 2006	May 31 2005
Assets
Current assets:
Cash and cash equivalents	$164.6	$245.0
Receivables, net of allowance for doubtful accounts of $11.6 and $14.9	418.0	589.8
Trade receivables due from Cargill, Incorporated and affiliates	9.7	64.2
Inventories	786.1	753.4
Deferred income taxes	—	2.2
Other current assets	102.2	77.3

Total current assets	1,480.6	1,731.9
Property, plant and equipment, net	4,468.4	4,121.4
Investments in nonconsolidated companies	328.2	289.9
Note receivable from Saskferco Products Inc.	—	41.5
Goodwill	2,330.5	2,160.3
Other assets	96.7	66.5

Total assets	$8,704.4	$8,411.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$252.0	$204.9
Accounts payable	338.5	434.8
Trade accounts payable due to Cargill, Incorporated and affiliates	42.9	27.9
Accrued liabilities	326.6	380.0
Accrued income taxes	44.7	105.0
Deferred income taxes	8.8	—

Total current liabilities	1,013.5	1,152.6
Long-term debt, less current maturities	2,402.1	2,455.2
Long-term debt-due to Cargill, Incorporated and affiliates	5.1	8.5
Deferred income taxes	737.3	692.2
Asset retirement obligations	367.3	278.3
Accrued pension and postretirement benefits	204.3	217.3
Other noncurrent liabilities	323.1	372.1
Minority interest in consolidated subsidiaries	26.2	21.8

Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 2,750,000 shares issued and outstanding as of February 28, 2006 and May 31, 2005 (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 5,458,955 shares issued and outstanding as of February 28, 2006 and May 31, 2005	0.1	0.1
Common stock, 383,840,114 shares issued and outstanding as of February 28, 2006 and 379,409,047 as of May 31, 2005	3.8	3.8
Capital in excess of par value	2,233.5	2,166.2
Retained earnings	1,167.2	1,115.4
Accumulated other comprehensive income (loss)	220.9	(72.0)

Total stockholders’ equity	3,625.5	3,213.5

Total liabilities and stockholders’ equity	$8,704.4	$8,411.5

(See Notes to Condensed Consolidated Financial Statements)

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended February 28
	2006	2005
Cash Flows from Operating Activities
Net cash provided by operating activities	$91.7	$70.6
Cash Flows from Investing Activities
Capital expenditures	(264.3)	(151.1)
Cash acquired in acquisition of IMC Global Inc.	—	52.8
Proceeds from (investment in) note of Saskferco Products, Inc.	44.0	(15.2)
Investment in nonconsolidated companies	—	(2.5)
Other	(0.1)	0.5

Net cash used in investing activities	(220.4)	(115.5)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(187.3)	(290.4)
Proceeds from issuance of short-term and long-term debt	218.5	456.7
Proceeds from stock options exercised	27.0	19.1
Contributions by Cargill, Inc.	—	9.8
Changes in short-term and long-term debt due to Cargill, Inc and affiliates	(0.6)	(24.2)
Cash dividends paid	(7.7)	(7.1)
Increase in debt refinancing and issuance costs	—	(22.2)

Net cash provided by financing activities	49.9	141.7
Effect of exchange rate changes on cash	(1.6)	3.5

Net change in cash and cash equivalents	(80.4)	100.3
Cash and cash equivalents—beginning of period	245.0	10.1

Cash and cash equivalents—end of period	$164.6	$110.4

(See Notes to Condensed Consolidated Financial Statements)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (Mosaic) was created to serve as the parent company of the business that was formed through the business combination (Combination) of IMC Global Inc. (IMC or Mosaic Global Holdings) and the Cargill Crop Nutrition fertilizer businesses (CCN) of Cargill, Incorporated and its subsidiaries (Cargill) on October 22, 2004.

We conduct our business through wholly and majority owned subsidiaries as well as investments accounted for by the equity method. We are organized into the following four business segments which are engaged in producing, blending and distributing crop nutrient and animal feed products around the world:

Our Phosphates business segment (Phosphates) owns and operates mines and processing plants in Florida which produce phosphate fertilizer and feed phosphate, and processing plants in Louisiana which produce phosphate fertilizer. Phosphates’ results include North American distribution activities and results of Phosphate Chemical Export Association, Inc. (PhosChem), a Webb-Pomerene Act export association which exports most of our phosphate fertilizer products around the world. Our financial statements include PhosChem as a subsidiary. As a result, our sales include all PhosChem member sales. However, gross margin reflects only our portion of PhosChem’s sales.

Our Potash business segment (Potash) owns and operates mines and processing plants in Canada and the United States which produce potash-based fertilizer, feed and industrial products.

Our Offshore business segment (Offshore) consists of fertilizer blending and bagging facilities, port terminals and warehouses and sales offices in several countries as well as production facilities in Brazil and China.

Our Nitrogen business segment (Nitrogen) includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc. (Saskferco), a Saskatchewan based corporation, as well as nitrogen products purchased from third parties. Nitrogen also includes results from our 50 percent ownership interest in Saskferco.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state that we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (U.S. GAAP) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments necessary for fair presentation of our financial position as of February 28, 2006 and May 31, 2005, our results of operations for the three and nine months ended February 28, 2006 and 2005, and cash flows for the nine months ended February 28, 2006 and 2005. The following notes should be read in

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conjunction with the accounting policies and other disclosures in the notes to the financial statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

Throughout the Notes to Condensed Consolidated Financial Statements, amounts are in millions of dollars except as designated otherwise.

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

In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as fair value of certain assets, recoverability of goodwill and long-lived assets, environmental and reclamation activities, and the income tax provision, among others. As better information becomes available or as actual amounts are determinable, we revise the recorded estimates. Consequently, revisions to prior accounting estimates can affect operating results.

Reclassifications

We have reclassified certain current and prior year amounts for comparative purposes. Therefore, certain line items within the year-to-date Condensed Consolidated Statement of Operations will not equal the sum of the previously issued quarterly Condensed Consolidated Statement of Operations. These reclassifications had no effect on our net income or total stockholders’ equity as previously reported.

3. Changes in Accounting Principle

Implementation of Two-Month Lag Reporting Policy for Fertifos Investment

We are an indirect 33.09 percent minority owner of Fertifos, S.A. (Fertifos), a Brazilian holding company which owns a 55.8 percent ownership in Fosfertil, S.A. (Fosfertil), a publicly traded company in Brazil. Following the Combination, we changed our method of applying the equity method of accounting to our investment in Fertifos to include the results of operations for this investee in our reported results as of the dates and for the reporting periods for which Fosfertil has most recently made its financial information publicly available in Brazil. This results in a two-month lag in the reporting of our interest in the earnings of Fertifos in our Condensed Consolidated Financial Statements. The reporting lag is the result of the different fiscal year-end and related interim period-end dates between Fosfertil and Mosaic. We believe that our inclusion of the results of operations for Fertifos on a two-month lag basis is preferable for two reasons. First, there is no contractual or legal requirement, and thus there can be no assurance, that financial information for Fertifos that is more current than its financial information that is publicly available in Brazil would be available to us on a consistent and timely basis to enable us to meet our quarterly and annual financial reporting obligations under applicable rules and regulations of the SEC. Second, we have been advised by Brazilian counsel that, because Fosfertil’s securities are publicly traded in Brazil, our release of information concerning Fertifos (and therefore, indirectly, Fosfertil) prior to Fosfertil’s disclosure of its financial results in Brazil could result in potential claims for violations of Brazilian insider trading or other securities laws under certain circumstances.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this change in accounting principle, net earnings in fiscal 2005 included a $2.0 million charge, net of tax, in the first quarter for the cumulative effect of a change in accounting principle as of June 1, 2004. There was no impact on the remaining fiscal 2005 quarters.

4. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning June 1, 2006. We do not expect the adoption of this statement to have a material impact on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to adopt the provisions of SFAS 123R as of June 1, 2006, although earlier adoption is permitted. We have yet to determine the impact, if any, of SFAS 123R on our Condensed Consolidated Financial Statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We adopted the provisions of FIN 47 as of June 1, 2005. The adoption of FIN 47 had an immaterial impact on our Condensed Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are required to adopt the provisions of SFAS 154 as of June 1, 2006, although earlier adoption is permitted. We do not expect the adoption of SFAS 154 to have an impact on our Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Business Combinations

The Combination was consummated pursuant to the terms of an Agreement and Plan of Merger and Contribution dated as of January 26, 2004, as amended, between Cargill and IMC (Merger and Contribution Agreement). Under the terms of the Merger and Contribution Agreement, (i) a wholly owned subsidiary of Mosaic merged into IMC on October 22, 2004, and IMC became a wholly-owned subsidiary of Mosaic, and (ii) Cargill contributed equity interests in entities owning CCN to Mosaic. Immediately following the completion of the transactions contemplated by the Merger and Contribution Agreement:

•	IMC’s former common stockholders owned 33.5 percent of the outstanding shares of our common stock;

•	Cargill owned 66.5 percent of the outstanding shares of our common stock;

•	Cargill owned all 5,458,955 outstanding shares of our Class B Common Stock; and

•	IMC’s former preferred stockholders owned all 2,750,000 outstanding shares of our 7.50% mandatory convertible preferred shares (Preferred Stock).

U.S. GAAP requires that the Combination be accounted for in a manner different from the actual legal structure of the Combination. For financial reporting purposes, the Combination was treated as a purchase of IMC by CCN on October 22, 2004. As a result, IMC’s results of operations are included in our Condensed Consolidated Statements of Operations beginning October 23, 2004. CCN’s results of operations are included in our Condensed Consolidated Statements of Operations for all periods presented.

The purchase price deemed to be paid for IMC was based on an average of the closing prices of IMC common stock and IMC 7.50% mandatory convertible preferred shares for the two days before through the two days after Cargill and IMC announced the signing of the definitive Merger and Contribution Agreement on January 27, 2004. For financial reporting purposes, the purchase price also includes the fair value of the IMC stock options and other direct costs related to the Combination. The purchase price was approximately $1,679.0 million, calculated as follows:

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $2,241.5 million of goodwill was assigned to Phosphates and Potash in the amounts of $757.2 million and $1,484.3 million, respectively. This assignment was revised during the quarter ended November 30, 2005 based upon the final fair value of net assets allocated to the Phosphates and Potash business segments. Goodwill is not deductible for tax purposes. The total changes in the carrying amount of goodwill since October 22, 2004 are as follows:

	Phosphates	Potash	Total
Balance as of October 22, 2004	$580.8	$1,591.3	$2,172.1
Foreign currency translation	—	(11.8)	(11.8)

Balance as of May 31, 2005	580.8	1,579.5	2,160.3
Purchase accounting adjustments	(1.8)	(3.9)	(5.7)
Foreign currency translation	—	54.9	54.9

Balance as of August 31, 2005	579.0	1,630.5	2,209.5
Purchase accounting adjustments	178.2	(103.1)	75.1
Foreign currency translation	—	19.8	19.8

Balance as of November 30, 2005	757.2	1,547.2	2,304.4
Foreign currency translation	—	26.1	26.1

Balance as of February 28, 2006	$757.2	$1,573.3	$2,330.5

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

Kingsford Phosphate Mining Operations—On September 12, 2005, our Kingsford mine located in Central Florida was permanently shutdown. The valuation of the fixed assets at Kingsford reflected the fact that the mine was expected to operate less than one year after the Combination. The costs associated with the shutdown, primarily the acceleration of asset retirement obligations and minimum payments for terminated leases, were $5.8 million. A liability in this amount was included in the final purchase price allocation for the Combination.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following is a reconciliation of the denominator for the basic and diluted EPS computations:

	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Basic EPS shares	383.6	377.9	382.4	310.6
Common stock issuable upon vesting of restricted stock awards	—	0.3	0.1	0.1
Common stock equivalents	—	1.7	0.7	0.8
Common stock issuable upon conversion of preferred stock	—	52.9	52.9	25.0

Diluted EPS shares	383.6	432.8	436.1	336.5

For the three months ended February 28, 2006, 0.1 million shares of common stock issuable upon the vesting of restricted stock awards, 0.5 million shares of common stock subject to stock options with exercise prices less than the average market price and 52.9 million shares of common stock issuable upon conversion of the Preferred Stock were not included in the computation of diluted EPS because we incurred a net loss and, therefore, the effect of their inclusion would be antidilutive. For the three months and nine months ended February 28, 2006, 5.1 million shares of common stock subject to stock options have been excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be antidilutive. Options to purchase approximately 4.0 million shares of common stock for the three and nine months ended February 28, 2005 were not included in the computation of diluted EPS because their inclusion would be antidilutive.

7. Income Taxes

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA contains many tax provisions that are expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to our businesses to evaluate the effect these changes may have on income taxes included in our Condensed Consolidated Financial Statements.

8. Inventories

Inventories consist of the following:

	February 28 2006	May 31 2005
Raw materials	$218.2	$212.6
Work in process	68.5	75.0
Finished goods	383.2	361.6
Operating materials and supplies	116.2	104.2

Total inventories	$786.1	$753.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	February 28 2006	May 31 2005
Land	$170.9	$160.9
Mineral properties and rights	2,179.4	1,945.5
Buildings and leasehold improvements	688.3	647.3
Machinery and equipment	2,325.6	2,145.5
Construction in progress	324.2	220.5

	5,688.4	5,119.7
Less: accumulated depreciation and depletion	1,220.0	998.3

Property, plant and equipment, net	$4,468.4	$4,121.4

10. Guarantees

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, Mosaic is essentially guaranteeing its own performance, in which case the guarantees do not fall within the scope of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Standby Letters of Credit and Surety Bonds. In connection with a fiscal year 2004 divestiture of IMC’s discontinued chemicals business segment, as more fully described below, we are required to maintain certain surety bonds and letters of credit to support obligations through various dates. As of February 28, 2006, the maximum exposure for the surety bonds was $3.8 million and the maximum exposure for the letters of credit was $1.0 million. We have determined the fair value of these guarantees and have recorded $0.1 million in liabilities for the surety bonds and letters of credit.

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The terms of the guarantees are equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term; however, we expect to renew many of these guarantees on a rolling twelve-month basis. As of February 28, 2006, we have estimated the maximum potential future payment under the guarantees to be $43.0 million, and we have not recorded a liability related to these guarantees as the fair market value is zero.

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses over the last several years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of February 28, 2006, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $10.1 million. We have recorded a liability of $1.7 million related to these indemnification agreements. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We have no reason to believe that we currently have any material liability relating to these routine indemnification obligations.

Other Indemnities. Our maximum potential exposure under other indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transaction. Total maximum potential exposure under these indemnification arrangements is not estimable due to uncertainty as to whether claims will be made or how they will be resolved. We do not have any reason to believe that we will be required to make any material payments under these indemnity provisions.

Because many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them, there exists a risk that we may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit our liability exposure, we may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these arrangements.

11. Financing Arrangements

Short-term borrowings were $184.0 and $80.7 million as of February 28, 2006 and May 31, 2005, respectively, which primarily consisted of bank debt. The weighted average interest rate on short-term borrowings was 6.5 percent as of February 28, 2006.

In February 2005, we entered into a senior secured credit facility (Mosaic Credit Facility). The Mosaic Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan B facility (Term Loan B Facility) of $350.0 million and a term loan A facility (Term Loan A Facility) of $50.0 million. As of February 28, 2006, we had (i) $106.0 million borrowed under the Revolving Credit Facility; (ii) outstanding letters of credit totaling $124.9 million, $1.6 million of which do not reduce availability under the Revolving Credit Facility; and (iii) a total of $395.6 million outstanding under the Term Loan A Facility and Term Loan B Facility. The net available borrowings under the Revolving Credit Facility as of February 28, 2006 were approximately $220.8 million. Unused commitment fees accrue at a rate of 0.375% and were $0.3 million and $0.9 million for the three months and nine months ended February 28, 2006, respectively, and $0.1 million for the three and nine months ended February 28, 2005. The Revolving Credit Facility and the Term Loan A Facility bear interest at LIBOR plus 125.0 basis points and the Term Loan B Facility bears interest at LIBOR plus 150.0 basis points.

The Credit Agreement (Credit Agreement) related to the Mosaic Credit Facility requires us to maintain certain financial ratios, including a leverage ratio and an interest expense coverage ratio. In general, access to funds available under the Credit Agreement is dependent upon our product prices, input costs and market

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions affecting our businesses. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect an adverse impact of cyclical market trends or other factors, there can be no assurance that we will be able to comply with applicable financial covenants or meet our liquidity needs. This could be the case, for example, if among other things, sales do not rebound per typical seasonal patterns in upcoming quarters. We cannot assure that our businesses will generate sufficient cash flow from operations in the future, or that future borrowings will be available when needed or in an amount sufficient to enable us to repay indebtedness or to fund other liquidity needs. We were in compliance with the provisions of the financial covenants in the Credit Agreement as of February 28, 2006. Effective with the fiscal quarter ending August 31, 2006, the required minimum interest expense coverage ratio is scheduled to increase from 3.00 to 1.00 to 3.50 to 1.00, and the required maximum leverage ratio is scheduled to decrease from 4.00 to 1.00 to 3.75 to 1.00. In the event that we were not to achieve the required financial ratios, there can be no assurance that we would be able to obtain any necessary waivers or amendments from the lenders under the Mosaic Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings) if there is an event of default.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and permitted indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on our common stock and limits repurchases or redemptions of our capital stock beginning February 18, 2005 to $20 million plus an amount equal to the sum of (a) 25 percent of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25 percent of the net proceeds from equity offerings by Mosaic that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million. Under the covenant limiting the payment of dividends, as of February 28, 2006, we had $29.5 million available for the payment of cash dividends with respect to our common stock.

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

On January 13, 2006, we obtained waivers to cure several technical defaults and events of default under the Credit Agreement relating to (i) prepayments by several of our foreign subsidiaries of indebtedness to third parties that were not permitted by the Credit Agreement, (ii) restrictions on guarantees or the payment of dividends in loan agreements of several of our foreign subsidiaries that were not permitted by the Credit

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement, and (iii) our failure to furnish in a timely fashion to the lenders under the Mosaic Credit Facility certain reports and notices that were required by the Credit Agreement. We also amended the Credit Agreement to permit one of the restrictions on the payment of dividends to continue and to grant us additional time to furnish certain of the reports that had not been timely furnished.

Indentures relating to Mosaic Global Holdings’ 10.875 percent senior notes due 2008, the 11.250 percent senior notes due 2011 and the 10.875 senior notes due 2013 (collectively Mosaic Global Holdings Senior Notes) contain certain covenants that limit various matters, including the making of restricted payments. Under the most restrictive of the covenants limiting restricted payments, as of February 28, 2006, Mosaic Global Holdings, a wholly-owned subsidiary, had $60.0 million available for cash dividend payments to Mosaic with respect to its common stock.

A further description of the Credit Agreement and indentures related to the Mosaic Global Holdings Senior Notes is included in the notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

12. Accounting for Asset Retirement Obligations

Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; and (iv) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in the State of Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the Florida Department of Environmental Protection (FDEP) that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. In December 2005, we submitted revised closure plans with revised closure cost estimates in accordance with the modified rules that will reflect the increased closure costs, primarily due to the water treatment requirements. We anticipate that we will be able to fully comply with the Consent Agreement until May 31, 2009 and with the new rules thereafter, however, there can be no assurance that we will be able to do so. At February 28, 2006, we recorded additional asset retirement obligations of $63.4 million based on a preliminary estimate of the revised closure plan with a corresponding increase to mineral property and rights. We expect to finalize the estimate of the revised closure plan during our fiscal fourth quarter of 2006.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (LDEQ), we filed a Request for Exemption proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. We believe the LDEQ will grant the exemption and that we will be able to meet the terms of the exemption but there can be no assurance that the LDEQ will do so or that we will be able to

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

meet its terms. If the LDEQ does not grant the exemption, we will be required to seek an alternate financial assurance test or will need to provide credit support, such as surety bonds or financial guarantees, to fulfill our financial responsibility obligations in Louisiana.

A reconciliation of our asset retirement obligations is as follows:

Balance as of May 31, 2005	$289.6
Adjustment to liabilities acquired in Combination	34.6
Liabilities settled	(24.3)
Accretion expense	38.7
Revisions in closure plan due to changes in FDEP regulations	63.4

Balance as of February 28, 2006	$402.0

The current portion of the asset retirement obligations included in accrued liabilities on the Condensed Consolidated Balance Sheet was $34.7 million and $11.3 million as of February 28, 2006 and May 31, 2005, respectively. The noncurrent portion of the asset retirement obligations was $367.3 million and $278.3 million as of February 28, 2006 and May 31, 2005, respectively.

13. Pension Plans and Other Benefits

We sponsor pension and post-retirement benefits through a variety of plans including defined benefit plans, defined contribution plans, and post-retirement benefit plans. In addition, we are a participating employer in Cargill’s defined benefit pension plans.

In accordance with the Merger and Contribution Agreement, pension and other post-retirement benefit liabilities for certain of the former CCN employees were not transferred to us. Prior to the merger, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and other post-retirement benefits under Cargill’s plans. Cargill incurs the associated costs and charges them to us. Pursuant to the Merger and Contribution Agreement, the amount that Cargill may charge to us for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. The expense in fiscal year 2005 exceeded this amount because the cap did not become effective until October 22, 2004, which was the effective date of the Combination. This cap does not apply to the costs associated with certain active union participants who continue to earn service credit under Cargill’s pension plan. We are responsible for 100 percent of these costs, which are estimated to be approximately $1.6 million per year.

Costs charged to us for the former CCN employees were $0.9 million and $2.6 million for the three and nine months ended February 28, 2006, respectively, and $1.1 million and $4.7 million for the three and nine months ended February 28, 2005, respectively.

We sponsor two defined benefit pension plans in the United States and four active defined benefit plans in Canada. We assumed these plans from IMC on the date of the Combination. In addition, we provide post-retirement health care benefit plans for certain retired employees.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Service cost	$1.8	$1.7	$5.2	$2.4
Interest cost	7.4	7.3	22.3	10.5
Expected return on plan assets	(7.8)	(7.3)	(23.3)	(10.4)

Net periodic cost	$1.4	$1.7	$4.2	$2.5

	Post-retirement Benefit Plans
	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Service cost	$0.3	$0.4	$0.9	$0.5
Interest cost	1.5	1.6	4.7	2.3

Net periodic cost	$1.8	$2.0	$5.6	$2.8

We estimate that contributions will be $22.5 million to our pension plans and $11.5 million to our other post-retirement benefit plans in fiscal year 2006. During the three and nine months ended February 28, 2006, we contributed $7.6 and $19.7 million to our pension plans, respectively, and $1.5 and $6.7 million to our post-retirement benefit plans, respectively.

In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA).” The MMA took effect January 2006 and provides direct subsidy from the federal government to employers that continue providing drug coverage that is actuarially equivalent to Medicare Part D of the MMA to Medicare-eligible retirees. FSP 106-2 requires companies to initially account for subsidies received under the MMA as an actuarial experience gain to the accumulated post-retirement benefit obligation which would be amortized over future service periods. In January 2005, the Centers for Medicare and Medicaid Services issued final regulations to implement the new Medicare prescription drug program. As a result of these regulations, we have assessed the benefits provided under our plans and concluded that the benefits are actuarially equivalent to the benefits provided under Part D of the MMA. We have also assessed the effect of the MMA subsidy in measuring our accumulated plan benefit obligation (APBO) and recorded a reduction of $7.6 million to our retirement-related benefit obligations as part of the purchase price allocation for the Combination during the second quarter of fiscal 2006. The subsidy will reduce our net periodic benefit cost for fiscal 2006 by approximately $0.5 million, including a $0.1 million reduction in service cost and a $0.4 million reduction in interest cost on the APBO.

14. Contingencies

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations which currently are in progress to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $48.8 million, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210 foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under State of Kansas oversight, we undertook measures to fill and stabilize the sinkhole to prevent further expansion. The filling and stabilization of the sinkhole is complete and we are negotiating with the State of Kansas regarding future sinkhole monitoring. In September 2005, we received a claim in the amount of approximately $0.5 million from BNSF Railway Company for actions it deemed necessary to protect its railroad tracks near the sinkhole. We do not expect that these costs will have a material impact on our business or financial condition in excess of the amounts accrued. It is possible that we may receive further claims from governmental agencies or other third parties relating to the sinkhole that could exceed established accruals.

Ashepoo. Conoco, Inc. (Conoco) has filed an action against Agrico Chemical Company (Agrico), a subsidiary of ours, seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its interests in Agrico. The claim, filed on June 13, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site) (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the Oklahoma District Court issued an order dismissing the Mosaic Parties because the court lacked jurisdiction to hear these claims. The court denied Conoco’s motion for reconsideration on June 6, 2003. The Oklahoma Court of Civil Appeals affirmed the dismissal on March 9, 2004. On November 9, 2004, the Oklahoma Supreme Court reversed the Court of Civil Appeals in part, and affirmed in part, finding that the court had personal jurisdiction over Agrico but not over the other Mosaic Parties. We intend to vigorously defend the underlying action and to seek any indemnification or other counter remedies to which we may be entitled. We do not expect the liability, if any, to have a material impact on our business or financial condition.

Pensacola Personal Injury Litigation. In March 2005, Patsy Roark, individually and on behalf of her minor son, Ian Roark Skuropat (collectively, Plaintiff), filed a lawsuit against Agrico, IMC and a number of unrelated defendants in the Circuit Court of the First Judicial Circuit, Escambia County, Florida. Defendants received service of the lawsuit on or about November 1, 2005. Plaintiff alleges Ian Roark Skuropat contracted osteosarcoma, a form of bone cancer, by reason of exposure to contaminants at and/or released from a former Agrico facility in Pensacola, Florida that produced crop nutrients and crop nutrient related materials beginning in the late 1800s or early 1900s until approximately 1975. The facility operated as a division of Conoco from at least 1963 until approximately 1972, and then as a subsidiary of The Williams Companies, Inc. Under a Superfund consent decree with the U.S. Environmental Protection Agency, Conoco and The Williams Companies, Inc. completed soil stabilization and capping at the site in 1997 and conduct ongoing groundwater and well monitoring.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plaintiff seeks unspecified compensation based on alleged rights under the Florida Water Quality Assurance Act, and alleged conduct by the defendants including ultra hazardous activity, negligence, misrepresentation, fraudulent concealment and nuisance. On December 21, 2005 we filed an answer to the Plaintiff’s lawsuit denying liability and asserting various affirmative defenses. Although we dispute any liability and believe that we have substantial defenses and intend to vigorously defend this action, we cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

USEPA RCRA Initiative. The U.S. Environmental Protection Agency’s (USEPA) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. USEPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid waste from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” USEPA’s announcement indicates that by 2007, USEPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by USEPA under RCRA. We have provided USEPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and USEPA has inspected all of our currently operating processing facilities. In addition to the USEPA inspections, our Bartow and Green Bay facilities in Florida entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are in the process of negotiating similar consent orders for our Uncle Sam and Faustina facilities in Louisiana. We may enter similar orders for some or the remainder of our phosphoric acid production facilities in Florida.

On September 29, 2005, we received a Notice of Violation (NOV) from the USEPA related to the handling of hazardous waste at our Riverview, Florida facility. On October 3, 2005, we received a NOV from the USEPA related to handling of process water at our New Wales, Florida facility. The USEPA has issued similar NOVs to some of our competitors. The USEPA has referred the NOVs to the United States Department of Justice for further enforcement. We believe we have substantial defenses to the NOVs, including previous USEPA regulatory interpretations and previous USEPA inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We believe the USEPA’s position is a reversal of its previous determinations regarding the industry’s process water handling practices. We intend to vigorously oppose the matters alleged in the NOVs. Should we fail in our defense of the NOVs, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water.

We have established accruals to address the cost of implementing the consent orders at the Bartow and Green Bay facilities and to address the cost of attorneys’ fees for defending against the NOVs. We cannot at this early stage of the proceedings predict whether the costs incurred as a result of USEPA’s RCRA initiative, the consent orders, or the NOVs will have a material effect on our business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater at

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our Riverview facility. On July 1, 2005, we entered into a consent order with the FDEP to pay a civil fine of $0.3 million as a result of a sudden release of approximately 65 million gallons of partially treated phosphoric acid process water during Hurricane Frances from the phosphogypsum management system at our Riverview, Florida facility. The consent order also requires us to meet certain negotiated process water inventory reduction goals. Portions of the Riverview release, which was caused primarily as a result of extraordinary rainfall and hurricane force winds, ultimately flowed into Hillsborough Bay. Governmental agencies are asserting claims for natural resources damages in connection with the release from the Riverview phosphogypsum management system. Negotiations with government agencies acting as natural resource trustees are ongoing. We intend to assert appropriate defenses to the claims and do not currently expect that the claims will have a material effect on our business or financial condition.

On September 23, 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process water from the Riverview, Florida phosphogypsum management system described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance, and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic under the Merger and Contribution Agreement. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs have amended their Complaint. The amended Complaint is substantially similar to the original Complaint and we have responded with an additional motion to dismiss, which is expected to be heard by the Circuit Court in April 2006. We believe that we have substantial defenses to the claims and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Faustina Air Emissions. In revising its air operating permit, our Faustina, Louisiana facility discovered potential violations of permit emission limits caused by the emission increases resulting from the shutdown of a former urea plant at the facility and the potential applicability of National Emissions Standards governing Hazardous Air Pollutants (NESHAP). We met with and reported the potential violations to the LDEQ. The LDEQ issued a compliance order on June 16, 2005, with a schedule for achieving compliance with the NESHAP establishment of a testing schedule and requiring additional investigation and reporting of any other potential violations, all of which we have completed. The compliance order also modified the permitted emission limits pending issuance of Faustina’s Title V permit thereby allowing continued ammonia facility operation. No new pollution control equipment is required to comply, although existing monitoring equipment required upgrades which have been accomplished. The compliance order also includes a notice of proposed penalty, stating that the LDEQ is considering imposing penalties for the alleged violations. Penalties that could be sought by the LDEQ potentially exceed $0.1 million. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

degradation and the perishing of a considerable part of the vegetation cover in the slopes of the Serra do Mar mountain range. Review of this matter by a court-appointed expert panel is pending with no set deadline. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Fospar Matters. The State of Paraná Public Prosecution Service has prepared penal charges against Fospar, S.A. (Fospar) (in which our subsidiary, Mosaic Fertilizantes do Brasil, S.A., owns an approximate 62 percent equity interest) and former directors and employees of Fospar on April 10, 2003, alleging that they caused pollution by allowing rainwater to discharge solid residues of phosphoric rock from an outdoor storage area through a rainwater drainpipe into a mangrove area, thus causing contamination to an environmentally protected area. The alleged acts occurred in January 1999, prior to the acquisition of our ownership interest in Fospar. Although it has been named in the charges, Fospar has not received a citation to date and is therefore not yet an official party to the proceeding. We continue to monitor the matter, and cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (IBAMA) by the Paraná Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Paraná Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to us in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August 1999 described above. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Accordingly, Fospar expected a favorable result in both cases because, in addition to the favorable results of the investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and six percent interest from the date of the alleged violation. Additionally, Fospar was ordered to pay two percent of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $2.4 million. As of February 28, 2006, no liability has been recorded in connection with this action as management does not consider it probable. Fospar has filed an appeal of the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier be dismantled and that the licenses and authorizations previously issued be cancelled.

Phosphate Mine Permitting in Florida

The Ona Extension of the Fort Green Mine. In February 2004, the FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our Fort Green phosphate mine in Central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the water supply downstream of the mine and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004. The ALJ issued a Recommended Order (Order) in May 2005 recommending that the FDEP issue the permit to Mosaic under certain conditions. Among

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

his findings, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. After the issuance of the Order, the Secretary of the FDEP determined that additional findings of fact were required as to certain proposed permit conditions before the FDEP could issue the permit, and remanded the case to the ALJ in August 2005. The remand hearing was held in October 2005 and the matter was submitted to the ALJ for decision in November 2005. We cannot predict when the ALJ will issue his decision but currently anticipate that the permit will issue with acceptable conditions during calendar year 2006.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in Central Florida. That permit application was challenged administratively by certain counties and other plaintiffs, and the FDEP ultimately denied the permit due to certain perceived deficiencies. We made corrections in response to the findings of the FDEP in the course of the administrative challenge, and we renewed the permit application in 2005. The FDEP issued a Notice of Intent in November 2005 stating that it intended to issue the permit. One prior petitioner, Charlotte County, initiated an administrative challenge. The challenge affected the mining of the “Altman Extension” in Manatee County, Florida. In February 2006, the Charlotte County Board of County Commissioners reviewed a proposed settlement of the challenge, and voted to settle the matter if Mosaic agreed to additional permit conditions. Once the FDEP accepts the proposed permit conditions and the final settlement documentation is signed, the challenge by Charlotte County will be withdrawn and the FDEP will issue the permit. We anticipate that the permit will issue substantially as proposed in calendar year 2006.

The Extension of the Hopewell Mine. In 2004, Hillsborough County passed an ordinance to protect underground and surface drinking water supplies. The ordinance prohibits the placement of new clay settling areas and new storm or wastewater discharge outfalls in certain wellhead and surface water protection zones. We have applied for a permit to mine in a protected zone, and, in accordance with the ordinance, our permit application does not include the placement of a new clay settling area or any new storm or wastewater discharge outfall within the protected zone. Hillsborough County has asserted that any mining in the protected zone is prohibited by the ordinance in the absence of showing an overriding public interest. In January 2006, after extended negotiations with the County staff, Mosaic Fertilizer, LLC filed a declaratory judgment action against Hillsborough County seeking a judicial determination regarding the application of the ordinance to Mosaic’s operations. The lawsuit asserts that the wellhead protection ordinance was never intended to prohibit all phosphate mining within the protected zone. Since the filing of the lawsuit, we have engaged in additional negotiations with Hillsborough County and have arrived at a tentative resolution. We believe the matter will be settled in the fourth quarter of fiscal 2006 on terms that will allow the extension of the Hopewell mine into the protected area.

Denial of the permits sought at our Fort Green, Four Corners or Hopewell mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

Florida Water Balances. Unusually large quantities of rain and robust hurricane activity in 2003 and 2004, including three significant hurricanes passing through Polk County, Florida, in 2004 have caused large amounts of water to gather in process water storage and treatment areas in our Central Florida phosphoric acid production facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry, Florida. We are under a contract with the FDEP to close the phosphogypsum management system at the former Mulberry facility. As a part of that contract, process water from the Mulberry facility had been transferred to our Bartow facility prior to the excess rains and hurricanes mentioned above. To mitigate water issues, our Bartow and Green Bay facilities are able to evaporate large quantities of water by use of phosphoric acid production systems. The Bartow facility has also installed a heat input system and a system to use process

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

water in its mills in order to enhance evaporation. Our Green Bay plant will install similar systems. Over the last year, the FDEP has issued a series of immediate final orders to the phosphate industry that have allowed the Bartow, Green Bay and Mulberry facilities to discharge water after being treated to federal standards. To minimize water-related risks, we have constructed substantial additional water storage capability in the form of a regional pond to be shared by the three facilities. We have contracted with a third party to treat water from the regional pond to state water quality standards, after which it may be discharged through a common outfall. Treatment is scheduled to begin in June 2006. Finally, we have commenced discussions with the FDEP to increase funding under the Mulberry contract to compensate for the increased costs to treat water at this facility. Should additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water and such measures could potentially have a material effect on our business and financial condition.

As a result of the high water balances at some of our phosphate facilities in Florida resulting from the rainfall events and hurricanes described above, the FDEP initiated rulemaking to require phosphate production facilities to meet stringent process water management objectives within their phosphogypsum management systems. We are uncertain whether we will be able to comply in whole or in part with the currently proposed rule. Compliance with the rule as currently proposed could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition. We have responded to the proposed rule with public comments and have discussed with the FDEP the potential impact of the proposed rule on our business. We anticipate that the final rule will be promulgated in a form that will allow us a sufficient time frame to comply. There is no guarantee, however, that the FDEP will include additional time for compliance or that, in the event of excessive future rainfall or hurricanes, we will be able to achieve the target water balances contained in the proposed rule.

Other Environmental Matters. Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, our subsidiaries are involved or concluding involvement at several Superfund or equivalent state sites. Our remedial liability from these sites, either alone or in the aggregate, currently is not expected to have a material effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at several oil and gas facilities that had been operated by FTX, Phosphate Resource Partners Limited Partnership (PLP), (which was merged into Phosphate Acquisition Partners L.P. (PAP), a wholly-owned subsidiary of Mosaic Global Holdings, shortly before the Combination) or their predecessors. In addition, in connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Such specified claims, either individually or in the aggregate, are not expected to have a material effect on our business or financial condition. We have not established an accrual as of February 28, 2006.

We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies, Inc. and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. Potential indemnification is not considered in our established accruals.

IMC Salt and Ogden Litigation

In August 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. (now known as Mosaic Global Holdings) was commenced by Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a non-binding letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In its first amended complaint filed in September 2001, MDP added IMC Salt Inc. (Salt) and more than a dozen former Salt and Ogden subsidiaries of Mosaic Global Holdings as “Interested Parties” that MDP alleged would have been purchased but for Mosaic Global Holdings’ alleged breach of contract. In January 2002, the Cook County Circuit Court dismissed Salt and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the conclusion of any trial in the case. On April 12, 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. On April 21, 2005, the court granted MDP’s motion, and MDP subsequently filed its second amended complaint. In its latest amended complaint, in addition to its preexisting breach of contract and promissory estoppel claims, MDP alleges that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in the non-binding letter of intent, and that MDP suffered damages in relying on the allegedly fraudulent statements. Under its fraud claim, MDP sought reliance damages and punitive damages. On December 21, 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period that expired on March 21, 2001. The trial began on March 20, 2006. We believe that the suit is without merit and intend to vigorously defend this action.

Mallinckrodt Litigation

On November 10, 2005 Mallinckrodt, Inc. (Mallinckrodt) filed a complaint in U.S. District Court in the Northern District of Illinois against Mosaic Global Holdings. The complaint was served on Mosaic Global Holdings in March 2006. The complaint alleges that Mosaic Global Holdings breached a 1987 agreement for the sale of the fertilizer business by Mallinckrodt to Mosaic Global Holdings by (i) entering into a settlement with an insurer in violation of Mallinckrodt’s rights, (ii) refusing to reimburse Mallinckrodt for in excess of $2 million in payments Mallinckrodt made for worker’s compensation claims relating to the fertilizer business, and (iii) refusing to acknowledge that it has a contractual obligation to indemnify an insurance company affiliated with Mallinckrodt. We are in the process of evaluating the case. We cannot anticipate the outcome or assess the potential financial impact, if any, at this time.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Contingencies

Mosaic and a number of our subsidiaries and affiliates are engaged in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes.

Brazilian Tax Matters. Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $73.9 million. We have recorded an accrual of approximately $41.9 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability. The total amount of these judicial deposits stands at approximately $10.6 million as of February 28, 2006. In addition, as a result of a recent change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. The amount of these excess PIS Cofins tax credits stands at about $16.7 million. As of February 28, 2006, no asset is reflected in our balance sheet for the PIS Cofins tax credits. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $46.6 million.

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

15. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Net earnings (loss)	$(71.6)	$38.8	$59.5	$71.5
Net unrealized gain on derivative instruments	—	(0.9)	—	(0.8)
Foreign currency translation adjustment	77.7	(19.7)	292.9	55.9

Total comprehensive income for the period	$6.1	$18.2	$352.4	$126.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Business Segments

Our reportable segments are managed separately because each business requires different technology and has different market dynamics. Our management determined this segment structure based on how Mosaic’s various businesses are managed.

For a description of the business segments see Note 1. The Other segment primarily represents activities associated with corporate office activities and eliminations. Segment information for three and nine months ended February 28, 2006 and 2005 was as follows:

	Phosphates	Potash	Nitrogen	Offshore	Other	Total
Three months ended February 28, 2006
Net sales to external customers	$628.1	$211.1	$35.8	$192.8	$5.4	$1,073.2
Intersegment net sales	71.2	17.5	(4.1)	(6.7)	(77.9)	—
Gross margin	(0.7)	24.1	2.7	2.3	(14.4)	14.0
Operating earnings (loss)	(19.7)	16.1	1.2	(17.2)	(24.8)	(44.4)
Depreciation, depletion and amortization	49.0	27.2	—	3.5	1.0	80.7
Equity in net earnings (loss) of nonconsolidated companies	0.8	—	(2.2)	3.5	(0.1)	2.0
Three months ended February 28, 2005
Net sales to external customers	$621.2	$298.9	$30.6	$195.8	$(2.0)	$1,144.5
Intersegment net sales	24.5	2.1	2.1	1.1	(29.8)	—
Gross margin	38.7	93.5	2.0	5.9	(3.6)	136.5
Operating earnings (loss)	14.2	85.4	0.5	(11.4)	(16.0)	72.7
Depreciation, depletion and amortization	44.6	23.1	0.2	2.9	1.6	72.4
Equity in net earnings of nonconsolidated companies	2.0	—	2.4	14.6	—	19.0
Nine months ended February 28, 2006
Net sales to external customers	$2,074.8	$799.0	$89.0	$996.6	$14.9	$3,974.3
Intersegment net sales	216.9	28.6	2.2	5.5	(253.2)	—
Gross margin	207.8	251.5	10.1	29.2	(27.4)	471.2
Operating earnings (loss)	129.5	226.0	6.5	(30.9)	(42.8)	288.3
Depreciation, depletion and amortization	151.4	75.3	—	10.4	2.3	239.4
Equity in net earnings (loss) of nonconsolidated companies	1.8	—	8.0	19.5	(0.3)	29.0
Nine months ended February 28, 2005
Net sales to external customers	$1,358.6	$440.7	$140.0	$1,002.8	$4.9	$2,947.0
Intersegment net sales	140.1	5.0	2.1	6.7	(153.9)	—
Gross margin	66.0	120.4	10.9	86.5	(3.9)	279.9
Operating earnings (loss)	19.7	109.0	7.4	28.8	(22.9)	142.0
Depreciation, depletion and amortization	92.8	34.7	0.4	8.7	2.0	138.6
Equity in net earnings of nonconsolidated companies	3.5	—	8.3	32.8	—	44.6

Total assets as of February 28, 2006	$3,433.8	$5,231.3	$156.4	$774.5	$(891.6)	$8,704.4
Total assets as of February 28, 2005	$3,748.1	$4,601.0	$170.9	$882.2	$(1,308.7)	$8,093.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Net sales(a):
Brazil	$119.6	$115.2	$649.8	$655.4
India	86.3	71.4	566.5	233.2
China	148.6	244.8	295.8	381.7
Canpotex(b)	56.6	89.9	251.1	130.5
Pakistan	0.1	—	155.5	65.2
Australia	85.2	70.5	138.8	113.5
Canada	38.8	25.6	137.9	144.4
Argentina	15.0	15.7	131.1	161.2
Chile	17.3	4.5	92.0	50.5
Japan	34.1	28.3	91.5	29.1
Mexico	28.0	10.0	87.3	32.3
Thailand	27.4	8.0	76.3	42.0
Other	65.6	105.2	220.5	316.4

Total foreign countries	722.6	789.1	2,894.1	2,355.4
United States	350.6	355.4	1,080.2	591.6

Consolidated	$1,073.2	$1,144.5	$3,974.3	$2,947.0

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

	February 28 2006	May 31 2005
Long-lived assets:
Canada	$3,106.1	$2,909.5
Brazil	339.7	285.8
Other	57.5	36.8

Total foreign countries	3,503.3	3,232.1
United States	3,720.5	3,447.5

Consolidated	$7,223.8	$6,679.6

17. Accounting for Derivative Instruments and Hedging Activities

We previously adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), as amended, which requires us to record all derivatives on the consolidated balance sheet at fair market value. Changes in the fair value of derivatives are immediately recognized in earnings, unless they meet the hedging criteria of SFAS No. 133. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) the hedging transaction has the effect of reducing the overall risk; and (iii) a high degree of correlation between changes in the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, if we plan to account for the derivative as a hedge under SFAS No. 133, we designate the derivative as either: (a) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow hedge); or (c) a hedge of a net investment in a foreign operation (net investment hedge). We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction at the inception of the hedge, if we plan to account for the derivative as a hedge under SFAS No. 133. As of February 28, 2006, we had one interest rate swap that was designated as a fair value hedge. As of February 28, 2005, we had foreign currency exchange and commodity contracts that were designated as cash flow hedges and an interest rate swap that was designated as a fair value hedge. When it is determined that a derivative ceases to be an effective hedge or when the anticipated transaction is no longer likely to occur, we discontinue hedge accounting.

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

We use financial instruments, including forward contracts, costless collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Operations. One of the primary currency exposures relates to the Canadian potash business, whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecast transactions in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and costless collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet, contracted sales and contracted purchases exposure. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros (BM&F)—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk. We use forward purchase contracts, swaps and three-way collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Foreign Currency Exchange Contracts

We had a notional amount of $320.7 million of Canadian dollar forward and costless collar contracts outstanding as of February 28, 2006. These Canadian dollar forward and costless collar contracts mature in various months through February 2007. The contracts provide for the sale of U.S. dollars at a weighted-average protected rate of 1.1806 Canadian dollars per U.S. dollar as of February 28, 2006. The costless collars had a weighted-average protected rate of 1.0947 Canadian dollars per U.S. dollar, which was included in the weighted-average protected rate of 1.1806 Canadian dollars per U.S. dollar discussed above, and a weighted-average participation rate of 1.1576 Canadian dollars per U.S. dollar as of February 28, 2006.

As of February 28, 2006, our Brazilian operations had entered into futures contracts to purchase $26.0 million U.S. dollars at a weighted average rate of 2.1721 Brazilian Reais per U.S. dollar. As of February 28, 2006, in India we had forward contracts to purchase $38.3 million U.S. dollars at a weighted average rate of 45.0102 rupees per U.S. dollar, in Chile we had forward contracts to purchase $20.8 million U.S. dollars at a weighted average rate of 522.92 Chilean pesos per U.S. dollar, in Thailand we had forward contracts to purchase $28.1 million U.S. dollars at a weighted average rate of 39.33 baht per U.S. dollar, and in France we had forward contracts to purchase $0.7 million U.S. dollars at a weighted average rate of 1.2037 U.S. dollars per Euro. These foreign exchange contracts mature on various dates through July 2006.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2006, our outstanding foreign exchange derivative contracts, though mitigating risks, did not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contracts are recognized immediately in cost of goods sold. For the three and nine months ended February 28, 2006, we recorded unrealized mark-to-market gains of $3.3 and $17.2 million related to the Canadian foreign exchange contracts, respectively.

In addition to the above, Potash remeasures its U.S. dollar denominated balance sheet accounts to its Canadian dollars functional currency, which results in transaction gains or losses reflected in the Condensed Consolidated Statements of Operations. All of Potash’s balance sheet accounts are then translated back to U.S. dollars for consolidation purposes, the impact of which is reflected in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets. The latter translation adjustment is recorded directly to stockholders’ equity and not in the Condensed Consolidated Statements of Operations. We do not hedge this latter translation exposure, as it does not affect cash flow.

The following table reflects foreign currency exchange rates as of February 28, 2006, as published by Bloomberg:

Currency	Rate
Brazilian Reais (BRL)	2.1235
Canadian Dollar (CAD)	1.1368
Chilean Peso (CLP)	515.5500
Euro (EUR)	1.1921
Indian Rupee (INR)	44.3900
Thai Baht (THB)	39.0900

Commodities

We had a notional amount of $30.7 million U.S. dollars of natural gas swap contracts outstanding as of February 28, 2006, maturing in various months through December 2007 at an average price of $5.23 U.S. dollars per mmbtu and $6.01 Canadian dollars per gigajoule. These contracts are being used to hedge volatility in natural gas prices.

In a three-way collar, we buy a call, sell a call at a higher price and sell a put. The three-way collar structure allows for greater participation in a decrease in natural gas prices and protects against moderate price increases. However, we will have some exposure to large price increases. As of February 28, 2006, we had three-way collars relating to 7.1 million mmbtu of natural gas at an average price of $10.19 U.S. dollars on the calls purchased, $11.77 U.S. dollars on the calls sold and $8.67 U.S. dollars on the puts sold as well as 7.1 million gigajoule at an average price of $10.42 Canadian dollars on the calls purchased, $12.10 Canadian dollars on the calls sold and $8.89 Canadian dollars on the puts sold. The three-way collars extend through October 2006.

As of February 28, 2006, we had $3.1 million notional amount of urea swaps maturing in various months through August 2006 at an average price of $224 per short ton and we had a $2 million notional position in ammonia swaps maturing during March 2006 at an average price of $390 per metric ton. The urea and ammonia swaps are hedging volatility in urea and ammonia prices. We also had a $3 million U.S. dollar notional position in forward freight agreements through the month of December 2006. The freight agreements mitigate certain exposures of future fluctuating freight costs.

As of February 28, 2006, our outstanding commodity derivative contracts, though mitigating risks, were determined to not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these contracts are recognized immediately in cost of goods sold. For the three and nine months ended February 28, 2006, we recorded an unrealized mark-to-market loss of $60.3 million and an unrealized mark-to-market loss of $20.9 million related to these commodity contracts, respectively. For the three and nine months ended February 28, 2005, other comprehensive income included a gain of approximately $11.4 million and $4.8 million, respectively, related to the fair value of our natural gas contracts accounted for as hedges.

Interest Rates

On May 25, 2005, we entered into a fixed to floating rate interest swap agreement with respect to our $150.0 million, 10.875 percent Senior Notes due August 1, 2013. The swap calls for us to pay a floating rate of interest equal to six months LIBOR plus 631 basis points and the counterparty to pay a fixed rate of 10.875 percent. The term of the interest rate swap matches the term of the underlying debt. This interest rate swap has been designated as a fair value hedge. This fair value hedge qualifies for the short-cut method and therefore assumes no ineffectiveness.

18. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in Mosaic. As of February 28, 2006, Cargill owned approximately 65.3 percent of our outstanding common stock and all 5,458,955 shares of our Class B Common Stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates), from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of February 28, 2006, the net amount due to Cargill and its affiliates related to these transactions totaled $38.3 million and at May 31, 2005, the net amount due from Cargill and its affiliates related to these transactions totaled $25.1 million.

Cargill made net equity contributions of $2.8 million to us during the nine months ended February 28, 2006 and $465.1 million during fiscal year 2005.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Transactions with Cargill and affiliates included in net sales	$32.5	$32.7	$103.1	$151.1
Payments to Cargill and affiliates included in cost of goods sold	25.2	18.6	143.2	104.9
Payments to Cargill and affiliates included in selling, general and administrative expenses	5.0	6.3	13.4	18.8
Interest (income) expense paid to (received from) Cargill and affiliates	—	(0.1)	(0.1)	9.5

Mosaic also has entered into transactions and agreements with certain of its non-consolidated companies. As of February 28, 2006, the net amount due to non-consolidated companies of Mosaic totaled $8.8 million and at May 31, 2005, the net amount due from non-consolidated companies of Mosaic totaled $3.2 million.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Condensed Consolidated Statements of Operations included the following transactions with non-consolidated companies of Mosaic:

	Three months ended February 28		Nine months ended February 28
	2006	2005	2006	2005
Transactions with non-consolidated companies included in net sales	$5.7	$12.6	$16.0	$30.3
Payments to non-consolidated companies included in cost of goods sold	7.4	5.7	19.8	7.4
Interest (income) expense paid to (received from) nonconsolidated companies	—	—	(0.7)	—

19. Early Termination of Rock Sales Agreement and Related Matters

On December 1, 2005, we closed a previously announced transaction with U.S. Agri-Chemicals Corporation (USAC) and its parent company, Sinochem Corporation, comprising a global resolution (Global Resolution) of various commercial matters and disputes existing among the parties.

Pursuant to the Global Resolution, we paid $84.0 million in connection with the early termination of a phosphate rock sales agreement between USAC and Mosaic Fertilizer, LLC. Prior to the Combination, USAC paid amounts to IMC Phosphates Company (a subsidiary of IMC that was merged into Mosaic Fertilizer, LLC effective July 29, 2005) under the phosphate rock sales agreement. In September 2004, IMC Phosphates Company exercised its early termination right under the phosphate rock sales agreement, accelerating the termination date of the contract to October 1, 2007. Termination of the phosphate rock sales agreement was further accelerated with the closing of the Global Resolution. We suspended phosphate shipments under the phosphate rock sales agreement effective August 15, 2005.

In connection with the Global Resolution we also paid $10.0 million to settle an existing lawsuit with USAC relating to prior pricing disputes under the phosphate rock sales agreement. A liability for the total payment of $94.0 million was assumed in the Combination. This payment was made to an escrow account in October 2005, and was released to USAC upon the closing of the Global Resolution on December 1, 2005.

In addition, on December 1, 2005, we acquired from USAC various equipment and spare parts, valued at $31.6 million by an outside appraisal firm, in exchange for the issuance of 2,429,765 shares of our common stock. On March 31, 2006, pursuant to the Global Resolution, we purchased real property owned by USAC containing approximately three million short tons of unmined phosphate reserves in Central Florida, which was valued at approximately $6.5 million by an outside appraisal firm in exchange for the issuance of 455,581 shares of our common stock. The shares issued in our acquisition of this equipment, spare parts and real property have been placed in an escrow account for a period of 18 months beginning December 1, 2005.

Resale by USAC of the shares of common stock is subject to our approval until June 1, 2007. After August 1, 2007, in general and subject to specified conditions, USAC would be entitled to make one demand to require us to register such shares for resale under the Securities Act of 1933 and to include its shares in certain other registrations by us.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Financial Statements-Senior Notes

Payment of the Mosaic Global Holdings Senior Notes is fully and unconditionally guaranteed by Mosaic, certain of Mosaic Global Holdings restricted subsidiaries (as defined in the Mosaic Global Holdings Senior Notes indentures), Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Senior Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$858.1	$629.1	$(414.0)	$1,073.2
Cost of goods sold	0.2	(0.3)	857.6	602.8	(401.1)	1,059.2

Gross margin	(0.2)	0.3	0.5	26.3	(12.9)	14.0
Selling, general and administrative expenses	20.4	(9.8)	33.7	17.2	0.3	61.8
Other operating (income) expense	0.1	—	(1.7)	(1.7)	(0.1)	(3.4)

Operating earnings (loss)	(20.7)	10.1	(31.5)	10.8	(13.1)	(44.4)
Interest (income) expense	6.0	44.0	20.7	6.1	(32.6)	44.2
Foreign currency transaction (gain) loss	—	—	6.5	7.3	—	13.8
Other (income) expense	(2.0)	(17.6)	(16.6)	(0.2)	34.7	(1.7)

Earnings (loss) from consolidated companies before income taxes	(24.7)	(16.3)	(42.1)	(2.4)	(15.2)	(100.7)
Provision (benefit) for income taxes	(44.1)	—	9.5	8.1	(0.7)	(27.2)

Earnings (loss) from consolidated companies	19.4	(16.3)	(51.6)	(10.5)	(14.5)	(73.5)
Equity in net earnings of nonconsolidated subsidiaries	—	—	0.8	5.3	(4.1)	2.0
Minority interests in net (earnings) loss of consolidated companies	—	—	—	(4.4)	4.3	(0.1)

Net earnings (loss)	$19.4	$(16.3)	$(50.8)	$(9.6)	$(14.3)	$(71.6)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended February 28, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,422.2	$364.3	$(642.0)	$1,144.5
Cost of goods sold	—	(0.5)	1,319.6	302.0	(613.1)	1,008.0

Gross margin	—	0.5	102.6	62.3	(28.9)	136.5
Selling, general and administrative expenses	3.8	—	36.8	23.7	0.5	64.8
Other operating (income) expense	—	—	(3.7)	2.7	—	(1.0)

Operating earnings (loss)	(3.8)	0.5	69.5	35.9	(29.4)	72.7
Interest (income) expense	(0.3)	42.8	6.1	17.1	(21.4)	44.3
Foreign currency transaction (gain) loss	0.1	0.7	(30.6)	(1.0)	—	(30.8)
Other (income) expense	1.0	3.9	12.4	(14.1)	(1.9)	1.3

Earnings (loss) from consolidated companies before income taxes	(4.6)	(46.9)	81.6	33.9	(6.1)	57.9
Provision (benefit) for income taxes	6.2	10.2	15.7	8.4	(2.0)	38.5

Earnings (loss) from consolidated companies	(10.8)	(57.1)	65.9	25.5	(4.1)	19.4
Equity in net earnings of nonconsolidated subsidiaries	—	—	1.2	17.8	—	19.0
Minority interests in net earnings of consolidated companies	—	—	—	0.4	—	0.4

Net earnings (loss)	$(10.8)	$(57.1)	$67.1	$43.7	$(4.1)	$38.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the nine months ended February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,825.5	$2,591.6	$(1,442.8)	$3,974.3
Cost of goods sold	0.2	(0.3)	2,489.3	2,428.4	(1,414.5)	3,503.1

Gross margin	(0.2)	0.3	336.2	163.2	(28.3)	471.2
Selling, general and administrative expenses	25.8	(9.3)	108.9	66.9	(5.6)	186.7
Other operating (income) expense	0.1	—	(2.0)	(1.9)	—	(3.8)

Operating earnings (loss)	(26.1)	9.6	229.3	98.2	(22.7)	288.3
Interest (income) expense	17.4	121.1	68.8	21.6	(103.5)	125.4
Foreign currency transaction (gain) loss	0.3	—	24.7	41.5	—	66.5
Other (income) expense	(10.6)	(49.6)	(47.4)	(11.4)	114.0	(5.0)

Earnings (loss) from consolidated companies before income taxes	(33.2)	(61.9)	183.2	46.5	(33.2)	101.4
Provision (benefit) for income taxes	(18.8)	—	55.1	32.9	(2.7)	66.5

Earnings (loss) from consolidated companies	(14.4)	(61.9)	128.1	13.6	(30.5)	34.9
Equity in net earnings of nonconsolidated subsidiaries	—	—	1.5	27.6	(0.1)	29.0
Minority interests in net earnings of consolidated companies	—	—	—	(4.4)	—	(4.4)

Net earnings (loss)	$(14.4)	$(61.9)	$129.6	$36.8	$(30.6)	$59.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the nine months ended February 28, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,570.3	$1,341.3	$(964.6)	$2,947.0
Cost of goods sold	—	(0.5)	2,432.5	1,175.6	(940.5)	2,667.1

Gross margin	—	0.5	137.8	165.7	(24.1)	279.9
Selling, general and administrative expenses	3.8	0.1	70.7	67.2	(0.6)	141.2
Other operating income (loss)	—	—	(5.9)	2.6	—	(3.3)

Operating earnings (loss)	(3.8)	0.4	73.0	95.9	(23.5)	142.0
Interest (income) expense	(0.3)	57.5	9.4	33.8	(23.5)	76.9
Foreign currency transaction (gain) loss	0.1	0.7	(3.7)	(3.0)	—	(5.9)
Other (income) expense	0.9	5.3	(7.3)	(2.5)	—	(3.6)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(4.5)	(63.1)	74.6	67.6	(0.0)	74.6
Provision (benefit) for income taxes	9.0	(6.4)	18.7	22.9	—	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	55.9	44.7	(0.0)	30.4
Equity in net earnings of nonconsolidated subsidiaries	—	—	1.5	43.1	—	44.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Earnings (loss) before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	57.4	86.3	(0.0)	73.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(13.5)	$(56.7)	$57.4	$84.3	$(0.0)	$71.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23.0	$4.5	$11.4	$125.7	$—	$164.6
Receivables, net	847.6	34.5	940.8	417.8	(1,822.7)	418.0
Trade receivables due from Cargill, Incorporated and affiliates	(0.1)	—	3.3	6.5	—	9.7
Inventories	—	—	618.5	208.0	(40.4)	786.1
Other current assets	7.1	—	33.7	61.4	—	102.2

Total current assets	877.6	39.0	1,607.7	819.4	(1,863.1)	1,480.6
Property, plant and equipment, net	7.3	—	3,250.2	1,210.9	—	4,468.4
Due from affiliates	—	589.6	284.8	63.0	(937.4)	—
Investment in consolidated companies	2,700.4	1,655.1	5,253.9	420.6	(10,030.0)	—
Investment in nonconsolidated companies	—	—	21.6	306.6	—	328.2
Other assets	3.5	17.9	1,823.1	582.7	—	2,427.2

Total assets	$3,588.8	$2,301.6	$12,241.3	$3,403.2	$(12,830.5)	$8,704.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$152.9	$6.6	$89.0	$—	$252.0
Accounts payable and accrued liabilities	0.4	(54.3)	535.4	204.0	33.1	718.6
Trade accounts payable due to Cargill, Incorporated and affiliates	5.9	1.6	128.3	143.7	(236.6)	42.9
Due to Cargill, Incorporated and affiliates	82.5	545.8	957.0	60.0	(1,645.3)	—

Total current liabilities	92.3	646.0	1,627.3	496.7	(1,848.8)	1,013.5
Long-term debt, less current maturities	343.9	1,766.9	243.4	47.9	—	2,402.1
Long-term debt-due to Cargill, Incorporated and affiliates	(6.3)	134.9	624.5	129.2	(877.2)	5.1
Other noncurrent liabilities	52.8	140.5	980.2	498.3	(39.8)	1,632.0
Minority interests in consolidated subsidiaries	—	—	—	26.2	—	26.2
Stockholders’ equity (deficit)	3,106.1	(386.7)	8,765.9	2,204.9	(10,064.7)	3,625.5

Total liabilities and stockholders’ equity (deficit)	$3,588.8	$2,301.6	$12,241.3	$3,403.2	$(12,830.5)	$8,704.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$13.8	$58.2	$—	$245.0
Receivables, net	3.8	6.4	259.4	327.9	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	91.4	2,293.9	435.7	(3,545.4)	64.2
Inventories	—	0.1	513.8	246.1	(6.6)	753.4
Other current assets	0.5	(35.8)	53.2	43.9	—	61.8

Total current assets	853.4	174.6	3,134.1	1,111.8	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	3,062.4	1,059.0	—	4,121.4
Due from affiliates	—	675.9	480.1	103.0	(1,259.0)	—
Investment in consolidated companies	2,700.4	1,805.6	3,007.3	12.3	(7,525.6)	—
Investment in nonconsolidated companies	—	—	21.0	268.9	—	289.9
Other assets	6.8	34.2	1,700.6	524.9	1.8	2,268.3

Total assets	$3,560.6	$2,690.3	$11,405.5	$3,079.9	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$75.0	$99.5	$—	$204.9
Accounts payable and accrued liabilities	13.0	24.7	512.7	368.5	0.9	919.8
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	(155.6)	1,363.0	137.8	(1,319.3)	27.9
Due to Cargill, Incorporated and affiliates	46.2	737.9	1,109.7	308.0	(2,201.8)	—

Total current liabilities	64.7	633.9	3,060.4	913.8	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	202.1	53.1	—	2,455.2
Long-term debt-due to Cargill, Incorporated and affiliates	50.0	130.8	922.6	188.1	(1,283.0)	8.5
Other noncurrent liabilities	0.1	292.9	1,094.2	330.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(240.7)	455.7	11.4	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.9	5,670.5	1,583.0	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.3	$11,405.5	$3,079.9	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the nine months ended February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(28.8)	$0.9	$587.4	$494.5	$(962.3)	$91.7
Cash Flows from Investing Activities
Capital expenditures	(8.2)	—	(142.6)	(113.5)	—	(264.3)
Proceeds from note of Saskferco Products, Inc.	—	—	44.0	—	—	44.0
Other	—	—	1.0	(1.1)	—	(0.1)

Net cash used in investing activities	(8.2)	—	(97.6)	(114.6)	—	(220.4)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(2.6)	(56.9)	(26.4)	(101.4)	—	(187.3)
Proceeds from issuance of short-term and long-term debt	—	136.0	—	82.5	—	218.5
Proceeds from stock options exercised	27.0	—	—	—	—	27.0
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(17.2)	(188.0)	(450.8)	(306.9)	962.3	(0.6)
Cash dividends paid	(7.7)	—	—	—	—	(7.7)

Net cash provided by (used in) financing activities	(0.5)	(108.9)	(477.2)	(325.8)	962.3	49.9
Effect of exchange rate changes on cash	—	—	(15.0)	13.4	—	(1.6)

Net change in cash and cash equivalents	(37.5)	(108.0)	(2.4)	67.5	—	(80.4)
Cash and cash equivalents— beginning of period	60.5	112.5	13.8	58.2	—	245.0

Cash and cash equivalents— end of period	$23.0	$4.5	$11.4	$125.7	$—	$164.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the nine months ended February 28, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(327.8)	$296.1	$99.2	$(491.0)	$494.1	$70.6
Cash flows from investing activities
Capital expenditures	—	—	(129.7)	(21.4)	—	(151.1)
Cash acquired in acquisition of IMC Global, Inc.	—	2.4	9.0	41.4	—	52.8
Investment in note of Saskferco Products, Inc.	—	—	—	(15.2)	—	(15.2)
Investment in nonconsolidated companies	—	—	—	(2.5)	—	(2.5)
Other	—	—	0.1	0.4	—	0.5

Net cash provided by (used in) investing activities	—	2.4	(120.6)	2.7	—	(115.5)
Cash flows from financing activities
Payments of short-term and long-term debt	—	(279.0)	(1.7)	(9.7)	—	(290.4)
Proceeds from issuance of short-term and long-term debt	350.0	—	59.7	47.0	—	456.7
Proceeds from stock options exercised	19.1	—	—	—	—	19.1
Contributions from Cargill, Incorporated	9.8	—	(337.2)	1,260.0	(922.8)	9.8
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	—	—	332.5	(785.4)	428.7	(24.2)
Cash dividends paid	(2.0)	—	(3.8)	(1.3)	—	(7.1)
Increase in debt refinancing and issuance costs	(4.9)	(17.3)	—	—	—	(22.2)

Net cash provided by (used in) financing activities	372.0	(296.3)	49.5	510.6	(494.1)	141.7
Effect of exchange rate changes on cash	—	—	—	3.5	—	3.5

Net change in cash and cash equivalents	44.2	2.2	28.1	25.8	—	100.3
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$44.2	$2.2	$28.1	$35.9	$—	$110.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Financial Statements—Mosaic Global Holdings Other Notes

Payment of the Mosaic Global Holdings 6.875 percent debentures due 2007, 7.30 percent debentures due 2028, 7.375 percent debentures due 2018, 7.625 percent notes due 2005 and 9.45 percent debentures due 2011 (Mosaic Global Holdings Other Notes) is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$690.8	$780.0	$(397.6)	$1,073.2
Cost of goods sold	0.2	(0.3)	698.2	745.9	(384.8)	1,059.2

Gross margin	(0.2)	0.3	(7.4)	34.1	(12.8)	14.0
Selling, general and administrative expenses	20.4	(9.8)	31.5	19.4	0.3	61.8
Other operating (income) expense	0.1	—	(2.2)	(1.2)	(0.1)	(3.4)

Operating earnings (loss)	(20.7)	10.1	(36.7)	15.9	(13.0)	(44.4)
Interest (income) expense	6.0	44.0	6.5	19.5	(31.8)	44.2
Foreign currency transaction loss	—	—	—	13.8	—	13.8
Other (income) expense	(2.0)	(17.6)	(2.6)	(13.5)	34.0	(1.7)

Earnings (loss) from consolidated companies before income taxes	(24.7)	(16.3)	(40.6)	(3.9)	(15.2)	(100.7)
Provision (benefit) for income taxes	(44.1)	—	1.9	15.7	(0.7)	(27.2)

Earnings (loss) from consolidated companies	19.4	(16.3)	(42.5)	(19.6)	(14.5)	(73.5)
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	6.2	(4.1)	2.0
Minority interests in net earnings of consolidated companies	—	—	—	(4.4)	4.3	(0.1)

Net earnings (loss)	$19.4	$(16.3)	$(42.6)	$(17.8)	$(14.3)	$(71.6)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended February 28, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$350.3	$1,436.2	$(642.0)	$1,144.5
Cost of goods sold	—	(0.5)	331.6	1,290.0	(613.1)	1,008.0

Gross margin	—	0.5	18.7	146.2	(28.9)	136.5
Selling, general and administrative expenses	3.8	—	12.4	48.1	0.5	64.8
Other operating (income) expense	—	—	(3.7)	2.7	—	(1.0)

Operating earnings (loss)	(3.8)	0.5	10.0	95.4	(29.4)	72.7
Interest (income) expense	(0.3)	42.8	0.5	22.7	(21.4)	44.3
Foreign currency transaction (gain) loss	0.1	0.7	0.7	(32.3)	—	(30.8)
Other (income) expense	1.0	3.9	(3.0)	1.3	(1.9)	1.3

Earnings (loss) from consolidated companies before income taxes	(4.6)	(46.9)	11.8	103.7	(6.1)	57.9
Provision (benefit) for income taxes	6.2	10.2	(0.9)	25.0	(2.0)	38.5

Earnings (loss) from consolidated companies	(10.8)	(57.1)	12.7	78.7	(4.1)	19.4
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	19.1	—	19.0
Minority interests in net earnings of consolidated companies	—	—	—	0.4	—	0.4

Net earnings (loss)	$(10.8)	$(57.1)	$12.6	$98.2	$(4.1)	$38.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the nine months ended February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,239.3	$3,167.5	$(1,432.5)	$3,974.3
Cost of goods sold	0.2	(0.3)	2,047.9	2,859.4	(1,404.1)	3,503.1

Gross margin	(0.2)	0.3	191.4	308.1	(28.4)	471.2
Selling, general and administrative expenses	25.8	(9.3)	101.0	74.8	(5.6)	186.7
Other operating (income) expense	0.1	—	(2.6)	(1.3)	—	(3.8)

Operating earnings (loss)	(26.1)	9.6	93.0	234.6	(22.8)	288.3
Interest (income) expense	17.4	121.1	23.1	64.8	(101.0)	125.4
Foreign currency transaction (gain) loss	0.3	—	(2.6)	68.8	—	66.5
Other (income) expense	(10.6)	(49.6)	(7.7)	(48.5)	111.4	(5.0)

Earnings (loss) from consolidated companies before income taxes	(33.2)	(61.9)	80.2	149.5	(33.2)	101.4
Provision (benefit) for income taxes	(18.8)	—	25.7	62.2	(2.6)	66.5

Earnings (loss) from consolidated companies	(14.4)	(61.9)	54.5	87.3	(30.6)	34.9
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.3)	29.4	(0.1)	29.0
Minority interests in net earnings of consolidated companies	—	—	—	(4.4)	—	(4.4)

Net earnings (loss)	$(14.4)	$(61.9)	$54.2	$112.3	$(30.7)	$59.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the nine months ended February 28, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,120.8	$2,790.8	$(964.6)	$2,947.0
Cost of goods sold	—	(0.5)	1,078.2	2,529.9	(940.5)	2,667.1

Gross margin	—	0.5	42.6	260.9	(24.1)	279.9
Selling, general and administrative expenses	3.8	0.1	38.9	99.0	(0.6)	141.2
Other operating (income) expense	—	—	(5.9)	2.6	—	(3.3)

Operating earnings (loss)	(3.8)	0.4	9.6	159.3	(23.5)	142.0
Interest (income) expense	(0.3)	57.5	1.3	41.9	(23.5)	76.9
Foreign currency transaction (gain) loss	0.1	0.7	0.8	(7.5)	—	(5.9)
Other (income) expense	0.9	5.3	(2.8)	(7.0)	—	(3.6)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(4.5)	(63.1)	10.3	131.9	—	74.6
Provision (benefit) for income taxes	9.0	(6.4)	2.5	39.1	—	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	7.8	92.8	—	30.4
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.2)	44.8	—	44.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Earnings (loss) before the cumulative effect of a change in accounting principle	(13.5)	(56.7)	7.6	136.1	—	73.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(13.5)	$(56.7)	$7.6	$134.1	$—	$71.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23.0	$4.5	$5.2	$131.9	$—	$164.6
Receivables, net	847.6	34.5	(164.0)	1,525.6	(1,825.7)	418.0
Trade receivables due from Cargill, Incorporated and affiliates	(0.1)	—	3.1	6.7	—	9.7
Inventories	—	—	517.4	308.7	(40.0)	786.1
Other current assets	7.1	—	18.4	76.7	—	102.2

Total current assets	877.6	39.0	380.1	2,049.6	(1,865.7)	1,480.6
Property, plant and equipment, net	7.3	—	2,011.9	2,449.2	—	4,468.4
Due from affiliates	—	589.6	108.1	176.7	(874.4)	—
Investment in consolidated companies	2,700.4	1,655.1	107.6	5,566.9	(10,030.0)	—
Investment in nonconsolidated companies	—	—	2.1	326.1	—	328.2
Other assets	3.5	17.9	775.5	1,630.3	—	2,427.2

Total assets	$3,588.8	$2,301.6	$3,385.3	$12,198.8	$(12,770.1)	$8,704.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$152.9	$1.6	$94.0	$—	$252.0
Accounts payable and accrued liabilities	0.4	(54.3)	318.9	427.2	26.4	718.6
Trade accounts payable due to Cargill, Incorporated and affiliates	5.9	1.6	119.1	172.0	(255.7)	42.9
Due to Cargill, Incorporated and affiliates	82.5	545.8	197.2	797.2	(1,622.7)	—

Total current liabilities	92.3	646.0	636.8	1,490.4	(1,852.0)	1,013.5
Long-term debt, less current maturities	343.9	1,766.9	44.6	246.7	—	2,402.1
Long-term debt-due to Cargill, Incorporated and affiliates	(6.3)	134.9	233.9	456.8	(814.2)	5.1
Other noncurrent liabilities	52.8	140.5	432.3	1,046.1	(39.7)	1,632.0
Minority interests in consolidated subsidiaries	—	—	—	26.2	—	26.2
Stockholders’ equity (deficit)	3,106.1	(386.7)	2,037.7	8,932.6	(10,064.2)	3,625.5

Total liabilities and stockholders’ equity (deficit)	$3,588.8	$2,301.6	$3,385.3	$12,198.8	$(12,770.1)	$8,704.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$1.0	$71.0	$—	$245.0
Receivables, net	3.8	6.4	63.5	523.8	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	91.4	390.5	2,339.1	(3,545.4)	64.2
Inventories	—	0.1	227.4	532.5	(6.6)	753.4
Other current assets	0.5	(35.8)	1.4	95.7	—	61.8

Total current assets	853.4	174.6	683.8	3,562.1	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	809.4	3,312.0	—	4,121.4
Due from affiliates	—	675.9	108.1	475.0	(1,259.0)	—
Investment in consolidated companies	2,700.4	1,805.6	—	3,019.6	(7,525.6)	—
Investment in nonconsolidated companies	—	—	2.6	287.3	—	289.9
Other assets	6.8	34.2	45.2	2,180.3	1.8	2,268.3

Total assets	$3,560.6	$2,690.3	$1,649.1	$12,836.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$—	$174.5	$—	$204.9
Accounts payable and accrued liabilities	13.0	24.7	146.5	734.7	0.9	919.8
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	(155.6)	45.5	1,455.3	(1,319.3)	27.9
Due to Cargill, Incorporated and affiliates	46.2	737.9	521.0	896.7	(2,201.8)	—

Total current liabilities	64.7	633.9	713.0	3,261.2	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	13.8	241.4	—	2,455.2
Long-term debt-due to Cargill, Incorporated and affiliates	50.0	130.8	8.0	1,102.7	(1,283.0)	8.5
Other noncurrent liabilities	0.1	292.9	144.2	1,280.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(240.7)	1.6	465.5	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.9	768.5	6,485.0	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.3	$1,649.1	$12,836.3	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the nine months ended February 28, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from operating activities
Net cash provided by (used in) operating activities	$(28.8)	$0.9	$181.5	$986.0	$(1,047.9)	$91.7
Cash Flows from investing activities
Capital expenditures	(8.2)	—	(120.1)	(136.0)	—	(264.3)
Proceeds from (investment in) note of Saskferco Products, Inc.	—	—	44.0	—	—	44.0
Other	—	—	0.6	(0.7)	—	(0.1)

Net cash used in investing activities	(8.2)	—	(75.5)	(136.7)	—	(220.4)
Cash Flows from financing activities
Payments of short-term and long-term debt	(2.6)	(56.9)	(1.4)	(126.4)	—	(187.3)
Proceeds from issuance of short-term and long-term debt	—	136.0	—	82.5	—	218.5
Proceeds from stock options exercised	27.0	—	—	—	—	27.0
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(17.2)	(188.0)	(97.9)	(745.4)	1,047.9	(0.6)
Cash dividends paid	(7.7)	—	—	—	—	(7.7)

Net cash provided by (used in) financing activities	(0.5)	(108.9)	(99.3)	(789.3)	1,047.9	49.9
Effect of exchange rate changes on cash	—	—	(2.5)	0.9	—	(1.6)

Net change in cash and cash equivalents	(37.5)	(108.0)	4.2	60.9	—	(80.4)
Cash and cash equivalents—beginning of period	60.5	112.5	1.0	71.0	—	245.0

Cash and cash equivalents—end of period	$23.0	$4.5	$5.2	$131.9	$—	$164.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the nine months ended February 28, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(327.8)	$296.1	$108.0	$(499.8)	$494.1	$70.6
Cash flows from investing activities
Capital expenditures	—	—	(98.5)	(52.6)	—	(151.1)
Cash acquired in acquisition of IMC Global, Inc.	—	2.4	—	50.4	—	52.8
Investment in note of Saskferco Products, Inc.	—	—	—	(15.2)	—	(15.2)
Investment in nonconsolidated companies	—	—	—	(2.5)	—	(2.5)
Other	—	—	—	0.5	—	0.5

Net cash provided by (used in) investing activities	—	2.4	(98.5)	(19.4)	—	(115.5)
Cash flows from financing activities
Payments of short-term and long-term debt	—	(279.0)	—	(11.4)	—	(290.4)
Proceeds from issuance of short-term and long-term debt	350.0	—	—	106.7	—	456.7
Proceeds from stock options exercised	19.1	—	—	—	—	19.1
Contributions from Cargill, Incorporated	9.8	—	(337.2)	1,260.0	(922.8)	9.8
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	—	—	332.5	(785.4)	428.7	(24.2)
Cash dividends paid	(2.0)	—	(3.8)	(1.3)	—	(7.1)
Increase in debt refinancing and issuance costs	(4.9)	(17.3)	—	—	—	(22.2)

Net cash provided by (used in) financing activities	372.0	(296.3)	(8.5)	568.6	(494.1)	141.7
Effect of exchange rate changes on cash	—	—	—	3.5	—	3.5

Net change in cash and cash equivalents	44.2	2.2	1.0	52.9	—	100.3
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$44.2	$2.2	$1.0	$63.0	$—	$110.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Financial Statements—PAP Other Notes

Payment of the 7.0 percent notes due 2008 of PAP (PAP Other Notes) is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Other Notes of PAP.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended February 28, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$690.8	$773.8	$(391.4)	$1,073.2
Cost of goods sold	0.2	—	698.2	739.4	(378.6)	1,059.2

Gross margin	(0.2)	—	(7.4)	34.4	(12.8)	14.0
Selling, general and administrative expenses	20.4	(2.4)	31.5	12.0	0.3	61.8
Other operating (income) expense	0.1	—	(2.2)	(1.2)	(0.1)	(3.4)

Operating earnings (loss)	(20.7)	2.4	(36.7)	23.6	(13.0)	(44.4)
Interest (income) expense	6.0	7.4	6.5	40.3	(16.0)	44.2
Foreign currency transaction loss	—	—	—	13.8	—	13.8
Other (income) expense	(2.0)	0.2	(2.6)	(15.5)	18.2	(1.7)

Earnings (loss) from consolidated companies before income taxes	(24.7)	(5.2)	(40.6)	(15.0)	(15.2)	(100.7)
Provision (benefit) for income taxes	(44.1)	—	1.9	15.7	(0.7)	(27.2)

Earnings (loss) from consolidated companies	19.4	(5.2)	(42.5)	(30.7)	(14.5)	(73.5)
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	6.2	(4.1)	2.0
Minority interests in net (earnings) loss of consolidated companies	—	—	—	(4.4)	4.3	(0.1)

Net earnings (loss)	$19.4	$(5.2)	$(42.6)	$(28.9)	$(14.3)	$(71.6)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended February 28, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$350.3	$1,436.2	$(642.0)	$1,144.5
Cost of goods sold	—	—	331.6	1,289.5	(613.1)	1,008.0

Gross margin	—	—	18.7	146.7	(28.9)	136.5
Selling, general and administrative expenses	3.8	2.8	12.4	45.3	0.5	64.8
Other operating (income) expense	—	—	(3.7)	2.7	—	(1.0)

Operating earnings (loss)	(3.8)	(2.8)	10.0	98.7	(29.4)	72.7
Interest (income) expense	(0.3)	7.9	0.5	57.6	(21.4)	44.3
Foreign currency transaction (gain) loss	0.1	—	0.7	(31.6)	—	(30.8)
Other (income) expense	1.0	0.1	(3.0)	5.1	(1.9)	1.3

Earnings (loss) from consolidated companies before income taxes	(4.6)	(10.8)	11.8	67.6	(6.1)	57.9
Provision (benefit) for income taxes	6.2	—	(0.9)	35.2	(2.0)	38.5

Earnings (loss) from consolidated companies	(10.8)	(10.8)	12.7	32.4	(4.1)	19.4
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	0.4	(0.1)	19.1	(0.4)	19.0
Minority interests in net loss of consolidated companies	—	—	—	0.4	—	0.4

Net earnings (loss)	$(10.8)	$(10.4)	$12.6	$51.9	$(4.5)	$38.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the nine months ended February 28, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$2,239.3	$3,151.9	$(1,416.9)	$3,974.3
Cost of goods sold	0.2	—	2,047.9	2,843.5	(1,388.5)	3,503.1

Gross margin	(0.2)	—	191.4	308.4	(28.4)	471.2
Selling, general and administrative expenses	25.8	1.8	101.0	63.7	(5.6)	186.7
Other operating (income) expense	0.1	—	(2.6)	(1.3)	—	(3.8)

Operating earnings (loss)	(26.1)	(1.8)	93.0	246.0	(22.8)	288.3
Interest (income) expense	17.4	27.6	23.1	116.3	(59.0)	125.4
Foreign currency transaction (gain) loss	0.3	—	(2.6)	68.8	—	66.5
Other (income) expense	(10.6)	0.2	(7.7)	(56.3)	69.4	(5.0)

Earnings (loss) from consolidated companies before income taxes	(33.2)	(29.6)	80.2	117.2	(33.2)	101.4
Provision (benefit) for income taxes	(18.8)	—	25.7	62.2	(2.6)	66.5

Earnings (loss) from consolidated companies	(14.4)	(29.6)	54.5	55.0	(30.6)	34.9
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.3)	29.4	(0.1)	29.0
Minority interests in net earnings of consolidated companies	—	—	—	(4.4)	—	(4.4)

Net earnings (loss)	$(14.4)	$(29.6)	$54.2	$80.0	$(30.7)	$59.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the nine months ended February 28, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,120.8	$2,790.8	$(964.6)	$2,947.0
Cost of goods sold	—	—	1,078.2	2,529.4	(940.5)	2,667.1

Gross margin	—	—	42.6	261.4	(24.1)	279.9
Selling, general and administrative expenses	3.8	3.2	38.9	95.9	(0.6)	141.2
Other operating (income) expense	—	—	(5.9)	2.6	—	(3.3)

Operating earnings (loss)	(3.8)	(3.2)	9.6	162.9	(23.5)	142.0
Interest (income) expense	(0.3)	11.5	1.3	87.9	(23.5)	76.9
Foreign currency transaction (gain) loss	0.1	—	0.8	(6.8)	—	(5.9)
Other (income) expense	0.9	—	(2.8)	(1.7)	—	(3.6)

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(4.5)	(14.7)	10.3	83.5	(0.0)	74.6
Provision for income taxes	9.0	—	2.5	32.7	—	44.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(13.5)	(14.7)	7.8	50.8	—	30.4
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	(0.6)	(0.2)	44.8	0.6	44.6
Minority interests in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Earnings (loss) before the cumulative effect of a change in accounting principle	(13.5)	(15.3)	7.6	94.1	0.6	73.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2.0)	—	(2.0)

Net earnings (loss)	$(13.5)	$(15.3)	$7.6	$92.1	$0.6	$71.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of February 28, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23.0	$—	$5.2	$136.4	$—	$164.6
Receivables, net	847.6	16.4	(164.0)	158.4	(440.4)	418.0
Trade receivables due from Cargill, Incorporated and affiliates	(0.1)	—	3.1	6.7	—	9.7
Inventories	—	—	517.4	308.7	(40.0)	786.1
Other current assets	7.1	—	18.4	76.7	—	102.2

Total current assets	877.6	16.4	380.1	686.9	(480.4)	1,480.6
Property, plant and equipment, net	7.3	—	2,011.9	2,449.2	—	4,468.4
Due from affiliates	—	—	108.1	—	(108.1)	—
Investment in consolidated companies	2,700.4	93.1	107.6	7,128.9	(10,030.0)	—
Investment in nonconsolidated companies	—	—	2.1	326.1	—	328.2
Other assets	3.5	—	775.5	1,648.2	—	2,427.2

Total assets	$3,588.8	$109.5	$3,385.3	$12,239.3	$(10,618.5)	$8,704.4

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$2.6	$1.6	$244.3	$—	$252.0
Accounts payable and accrued liabilities	0.4	0.5	318.9	264.1	134.7	718.6
Trade accounts payable due to Cargill, Incorporated and affiliates	5.9	—	119.1	161.0	(243.1)	42.9
Due to Cargill, Incorporated and affiliates	82.5	382.2	197.2	(303.7)	(358.2)	—

Total current liabilities	92.3	385.3	636.8	365.7	(466.6)	1,013.5
Long-term debt, less current maturities	343.9	152.6	44.6	1,861.0	—	2,402.1
Long-term debt-due to Cargill, Incorporated and affiliates	(6.3)	150.0	233.9	(324.6)	(47.9)	5.1
Other noncurrent liabilities	52.8	31.3	432.3	1,155.3	(39.7)	1,632.0
Minority interests in consolidated subsidiaries	—	—	—	26.2	—	26.2
Stockholders’ equity (deficit)	3,106.1	(609.7)	2,037.7	9,155.7	(10,064.3)	3,625.5

Total liabilities and stockholders’ equity (deficit)	$3,588.8	$109.5	$3,385.3	$12,239.3	$(10,618.5)	$8,704.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$—	$1.0	$183.5	$—	$245.0
Receivables, net	3.8	—	63.5	530.2	10.0	607.5
Trade receivables due from Cargill, Incorporated and affiliates	788.6	(52.8)	390.5	2,483.3	(3,545.4)	64.2
Inventories	—	—	227.4	532.6	(6.6)	753.4
Other current assets	0.5	—	1.4	59.9	—	61.8

Total current assets	853.4	(52.8)	683.8	3,789.5	(3,542.0)	1,731.9
Property, plant and equipment, net	—	—	809.4	3,312.0	—	4,121.4
Due from affiliates	—	—	108.1	1,150.9	(1,259.0)	—
Investment in consolidated companies	2,700.4	93.1	—	4,732.1	(7,525.6)	—
Investment in nonconsolidated companies	—	—	2.6	287.3	—	289.9
Other assets	6.8	—	45.2	2,214.5	1.8	2,268.3

Total assets	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$—	$—	$201.4	$—	$204.9
Accounts payable and accrued liabilities	13.0	(67.7)	146.5	827.1	0.9	919.8
Trade accounts payable due to Cargill, Incorporated and affiliates	2.0	4.8	45.5	1,294.9	(1,319.3)	27.9
Due to Cargill, Incorporated and affiliates	46.2	342.7	521.0	1,291.9	(2,201.8)	—

Total current liabilities	64.7	279.8	713.0	3,615.3	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	158.4	13.8	1,936.5	—	2,455.2
Long-term debt-due to Cargill, Incorporated and affiliates	50.0	150.0	8.0	1,083.5	(1,283.0)	8.5
Other noncurrent liabilities	0.1	30.9	144.2	1,542.5	(157.8)	1,559.9
Minority interests in consolidated subsidiaries	—	(26.0)	1.6	250.8	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	(552.8)	768.5	7,057.7	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the nine months ended February 28, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(28.8)	$(39.5)	$181.5	$3,057.2	$(3,078.7)	$91.7
Cash Flows from Investing Activities
Capital expenditures	(8.2)	—	(120.1)	(136.0)	—	(264.3)
Proceeds from (investment in) note of Saskferco Products, Inc.	—	—	44.0	—	—	44.0
Other	—	—	0.6	(0.7)	—	(0.1)

Net cash used in investing activities	(8.2)	—	(75.5)	(136.7)	—	(220.4)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(2.6)	—	(1.4)	(183.3)	—	(187.3)
Proceeds from issuance of short-term and long-term debt	—	—	—	218.5	—	218.5
Proceeds from stock options exercised	27.0	—	—	—	—	27.0
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	(17.2)	39.5	(97.9)	(3,003.7)	3,078.7	(0.6)
Cash dividends paid	(7.7)	—	—	—	—	(7.7)

Net cash provided by (used in) financing activities	(0.5)	39.5	(99.3)	(2,968.5)	3,078.7	49.9
Effect of exchange rate changes on cash	—	—	(2.5)	0.9	—	(1.6)

Net change in cash and cash equivalents	(37.5)	—	4.2	(47.1)	—	(80.4)
Cash and cash equivalents— beginning of period	60.5	—	1.0	183.5	—	245.0

Cash and cash equivalents—end of period	$23.0	$—	$5.2	$136.4	$—	$164.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the nine months ended February 28, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(327.8)	$(24.5)	$108.0	$(179.2)	$494.1	$70.6
Cash flows from investing activities
Capital expenditures	—	—	(98.5)	(52.6)	—	(151.1)
Cash acquired in acquisition of IMC Global, Inc.	—	—	—	52.8	—	52.8
Investment in note of Saskferco Products, Inc.	—	—	—	(15.2)	—	(15.2)
Investment in nonconsolidated companies	—	—	—	(2.5)	—	(2.5)
Other	—	—	—	0.5	—	0.5

Net cash provided by investing activities	—	—	(98.5)	(17.0)	—	(115.5)
Cash flows from financing activities
Payments of short-term and long-term debt	—	(0.1)	—	(290.3)	—	(290.4)
Proceeds from issuance of short-term and long-term debt	350.0	24.6	—	82.1	—	456.7
Proceeds from stock options exercised	19.1	—	—	—	—	19.1
Contributions from Cargill, Incorporated	9.8	—	(337.2)	1,260.0	(922.8)	9.8
Changes in short-term and long-term debt due to Cargill, Incorporated and affiliates	—	—	332.5	(785.4)	428.7	(24.2)
Cash dividends paid	(2.0)	—	(3.8)	(1.3)	—	(7.1)
Increase in debt refinancing and issuance costs	(4.9)	—	—	(17.3)	—	(22.2)

Net cash provided by (used in) financing activities	372.0	24.5	(8.5)	247.8	(494.1)	141.7
Effect of exchange rate changes on cash	—	—	—	3.5	—	3.5

Net change in cash and cash equivalents	44.2	—	1.0	55.1	—	100.3
Cash and cash equivalents—beginning of period	—	—	—	10.1	—	10.1

Cash and cash equivalents—end of period	$44.2	$—	$1.0	$65.2	$—	$110.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table shows the results of operations for the three and nine months ended February 28, 2006 and 2005 ($ in millions, except for per share data):

	Three months ended February 28				Nine months ended February 28
	2006	2005	Change	Percent	2006	2005	Change (a)
Net sales	$1,073.2	$1,144.5	$(71.3)	(6%)	$3,974.3	$2,947.0	$1,027.3
Cost of goods sold	1,059.2	1,008.0	51.2	5%	3,503.1	2,667.1	836.0

Gross margin	14.0	136.5	(122.5)	(90%)	471.2	279.9	191.3
Selling, general and administrative expenses	61.8	64.8	(3.0)	(5%)	186.7	141.2	45.5
Other operating income	(3.4)	(1.0)	(2.4)	240%	(3.8)	(3.3)	(0.5)

Operating earnings (loss)	(44.4)	72.7	(117.1)	(161%)	288.3	142.0	146.3
Interest expense	44.2	44.3	(0.1)	0%	125.4	76.9	48.5
Foreign currency transaction (gain) loss	13.8	(30.8)	44.6	(145%)	66.5	(5.9)	72.4
Other (income) expense	(1.7)	1.3	(3.0)	(231%)	(5.0)	(3.6)	(1.4)
Provision (benefit) for income taxes	(27.2)	38.5	(65.7)	(171%)	66.5	44.2	22.3
Equity in net earnings of nonconsolidated companies	2.0	19.0	(17.0)	(89%)	29.0	44.6	(15.6)
Minority interests in net (earnings) loss of consolidated companies	(0.1)	0.4	(0.5)	(125%)	(4.4)	(1.5)	(2.9)
Cumulative effect of a change in accounting principle, net of tax	—	—	—		—	(2.0)	2.0

Net earnings (loss)	$(71.6)	$38.8	$(110.4)	(285%)	$59.5	$71.5	$(12.0)

Diluted EPS	$(0.19)	$0.09	$(0.28)	(311%)	$0.14	$0.21	$(0.07)
Number of diluted shares	383.6	432.8			436.1	336.5

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Overview of Consolidated Results

Our operating results for the fiscal 2006 third quarter ended February 28, 2006 showed a net loss of $71.6 million, or $0.19 per diluted share compared with net earnings of $38.8 million or $0.09 per diluted share for the same period a year ago. Operating earnings were $72.7 million in the fiscal 2005 third quarter but declined to an operating loss of $44.4 million in the fiscal 2006 third quarter and were primarily influenced by the following factors:

•

Net sales declined 6%, mainly due to lower volumes for Potash. Gross margins declined $122.5 million on the lower sales and higher costs which resulted in gross margin declining to 1% of sales compared with 12% a year ago. We had higher raw material prices for ammonia, sulfur and natural gas along with lower operating rates which in turn resulted in higher costs on a per tonne basis. We reduced our production levels in both Phosphates and Potash in order to address seasonal factors and to more effectively manage inventories and match supply with our customers’ purchasing activity. Additionally, unrealized mark-to-market losses on derivative contracts were $60.8 million as a result of falling natural gas prices. These non-cash losses were included in cost of goods sold.

•	While Phosphates sales dollars increased due to higher prices, volumes were lower and margins declined. Margins declined because costs increased, mainly the result of unrealized mark-to-market losses of $34.6 million on natural gas derivative contracts, near record high levels for ammonia prices, and the reduced operating rates at our phosphate mines and processing facilities.

•	Potash sales volumes were low in both the North American and international markets. International sales volumes were down compared with a year ago as a result of ongoing contract negotiations with a major Chinese customer for the supply of potash in 2006. Margins were lower due to the reduced production levels, and unrealized mark-to-market losses of $26.2 million on natural gas derivative contracts.

•	Offshore results remained poor primarily because results in Brazil declined compared to the prior year periods and margins remained low.

•	We had a foreign currency transaction loss of $13.8 million in the third quarter compared with a gain of $30.8 million in the same quarter a year ago.

•	The equity in net earnings of nonconsolidated companies declined to $2.0 million compared with $19.0 million a year ago. This was the result of declining results in Brazil plus low nitrogen sales volumes in North America by Saskferco which resulted in a loss during the third quarter.

Going forward, management expects:

•	Our performance to rebound in the fourth quarter, which is typically our seasonally best quarter, and is the height of the North American spring planting season.

•	For Phosphates, fiscal 2006 sales volumes are expected to range from 10.2 to 10.5 million tonnes. Phosphate margins are expected to slowly improve as costs decline.

•	Potash sales volumes for fiscal 2006 are expected to range from 7.1 to 7.4 million tonnes.

Mosaic continues to be on track to achieve our synergy capture goal of pre-tax annual run-rate benefits of $145 million by the end of fiscal 2007. We expect annual benefits in the range of $120 to $130 million on a pre-tax annual run-rate basis by the end of fiscal 2006, and are already realizing annualized benefits at the low end of this range as of the end of the third quarter. Synergy benefits include, but are not limited to, benefits from cost reduction and cost avoidance initiatives, production volume enhancement efforts, opportunity savings, capital spending avoidance and other benefit classifications. The majority of these benefits have an impact on operating costs which assists in offsetting higher operating costs facing Mosaic (particularly in the Phosphates business), such as energy and other production input costs, wage and benefit costs, water treatment costs, raw material costs, general inflation and the costs required to achieve the synergy benefits.

Mosaic is evaluating additional operating efficiencies in light of significant operating cost and raw material price challenges. An example of this is the April 10, 2006 announcement of Mosaic’s participation in a proposed petroleum coke project adjacent to its Faustina, Louisiana phosphate plant, where Mosaic has signed a non-binding letter of intent. Mosaic anticipates being an offtaker of ammonia upon completion of the project which is contingent upon financing and certain other conditions.

For the nine months ended February 28, 2006, sales were higher mainly due to the Combination plus higher potash and phosphate selling prices. The increase in operating earnings was due to the Combination and higher prices in our Potash and Phosphates business segments. For the nine months ended February 28, 2006, mark-to-market derivative contract losses for natural gas were $20.9 million. Selling, general and administrative costs, along with interest expenses are also higher due to the Combination, including the assumption of a significant amount of debt in the Combination.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended February 28				Nine months ended February 28
	2006	2005	Change	Percent	2006	2005	Change (a)
Net sales:
North America	$283.6	$181.5	$102.1	56%	$839.0	$444.1	$394.9
International	415.7	464.2	(48.5)	(10%)	1,452.7	1,054.6	398.1

Total	699.3	645.7	53.6	8%	2,291.7	1,498.7	793.0
Cost of goods sold	700.0	607.0	93.0	15%	2,083.9	1,432.7	651.2

Gross margin	$(0.7)	$38.7	$(39.4)	(102%)	$207.8	$66.0	$141.8

Sales volume (in thousands of metric tonnes)
Fertilizer	2,030	2,292	(262)	(11%)	7,117	5,289	1,828
Feed	282	272	10	4%	837	471	366

Total	2,312	2,564	(252)	(10%)	7,954	5,760	2,194

Average price per tonne:
DAP (FOB plant)	$246	$220	$26	12%	$244	$225	$19
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$386	$303	$83	27%	$339	$303	$36
Sulfur (long ton)	78	65	13	20%	73	66	7

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Three months ended February 28, 2006 and 2005

Our total Phosphates sales volume was 2.3 million tonnes of fertilizer and feed phosphates, compared with 2.6 million tonnes for the third quarter of fiscal 2005. While Phosphates sales volumes declined 10%, Phosphates net sales increased by 8% in the third quarter compared with year ago levels as a result of higher prices. However, our gross margin was a loss of $0.7 million, down $39.4 million compared with a year ago. The higher selling prices were more than offset by an increase in costs due to higher raw material prices, lower operating rates, and an unrealized mark-to-market loss of $34.6 million on natural gas derivative contracts due to the weakening of the high natural gas prices during our third quarter. DAP costs increased 19% in the third quarter compared with the prior year mainly because of higher ammonia and sulfur prices.

Sales volumes to the North American market were slightly above year ago levels. In the international market, phosphate sales volumes were down 20% compared with a year ago, mainly due to lower sales to China. PhosChem, the U.S. phosphates export association, had a contract to export 1.6 million tonnes with China National Agricultural Means of Production Group Corporation (CNAMPGC), a major Chinese customer, for calendar year 2005, but some of these sales were delayed through March 2006. In April 2006, PhosChem agreed to a new contract with CNAMPGC for the period from April 2006 to March 2007 for a total volume of 1.0 million tonnes.

The average DAP price was 12% higher compared with the same period a year ago. DAP prices increased last summer due to high demand by India and Pakistan. Prices have declined modestly from these high levels over the last three months. We expect DAP prices to continue near current levels or to decline slightly during the fourth quarter.

Sales to international fertilizer markets accounted for about 60% of total volume, while North American fertilizer and feed sales were about 28% and 12% of total volumes, respectively. Phosphate production of DAP, MAP and TSP was 2.0 million tonnes in the third quarter of 2006 compared to 2.4 million tonnes in the same period last year.

We operated our Green Bay, Florida phosphate fertilizer plant at about one-half of its operating capacity from December 2005 through February 2006, and we also reduced phosphate fertilizer production at our Faustina and Uncle Sam, Louisiana plants by about 50% in November through March. These plants are expected to remain at 50% operating rates through April. Four of our six phosphate rock mines were idled from February 6, 2006 to March 6, 2006, all of which are currently back in production. In addition, we also idled our phosphate rock mines at the end of December for about two weeks. Phosphate rock production was 3.0 million tonnes during our third quarter of fiscal 2006, a decline of approximately 2.3 million tonnes compared with the same period a year ago. We operated our plants and mines at lower rates during the third quarter to address seasonal factors in the phosphate industry, better match supply with the purchasing activity of our customers, and to more effectively manage our inventories.

In the third quarter, the average price of ammonia in Central Florida was $386 per tonne, an increase of $83 per tonne compared with a year ago, driven mostly by higher natural gas prices. The cost of ammonia produced at our Louisiana phosphate facility was higher than the price of our purchased ammonia as a result of high natural gas prices. Ammonia prices delivered to Tampa peaked in December 2005 at $399 per tonne and have since declined to $340 per tonne. Average sulfur prices increased to $78 per long ton in the third quarter, a $13 increase compared with the same period a year ago. We expect sulfur prices to remain near current prices or decline slightly during the fourth quarter, and expect ammonia prices to continue to remain near current levels or to decline slightly as a result of lower natural gas prices.

Our average feed phosphate price increased by about 22% in the third quarter compared with year ago levels as a result of a strong international feed market. We are currently operating our phosphate feed plants in Riverview and New Wales at near capacity levels, and we have started several debottlenecking projects to be able to increase our production capacity, including an expansion at Riverview. Taking these initiatives into account, we anticipate that our feed phosphate capacity of one million tonnes per annum will increase by approximately 5% to 10% during calendar year 2006.

One of our largest North American phosphate customers, Royster-Clark, Inc. (Royster-Clark), was acquired in February 2006 by Agrium, Inc. (Agrium), one of our competitors. We have a long-term phosphate supply agreement with Royster-Clark which expires at the end of calendar year 2008. We expect little impact on our phosphates sales due to Agrium’s purchase of Royster-Clark.

Nine months ended February 28, 2006 and 2005

Phosphates’ sales increased in the nine months ended February 28, 2006 due to the Combination which resulted in sales volumes of 8.0 million tonnes of fertilizer and feed phosphates, compared with 5.8 million tonnes for the nine months ended February 28, 2005. Sales to international fertilizer markets accounted for about 64% of the total, while North American fertilizer sales comprised approximately 26% and feed sales were approximately 10% of the total. Phosphate production of DAP, MAP and TSP was 6.8 million tonnes for the nine months ended February 28, 2006, compared to 5.1 million tonnes for the same period last year.

The North American fertilizer market was slow during the nine months ended February 28, 2006. North American fertilizer sales are expected to be stronger in the fourth quarter of fiscal 2006 compared with the third quarter. The international market for phosphates was strong in the first half of our fiscal year due to growth in Asian demand, mainly in India and Pakistan. However, international fertilizer sales slowed in the third quarter, mainly due to lower sales to China, and are expected to remain slow in the fourth quarter.

Net sales also increased due to higher prices as the average DAP price was $244 per tonne, an increase of $19 per tonne compared with the same period last year. Phosphate prices in North America increased due to the strengthening of international demand, a tightening of product availability and the effects of higher costs. The DAP export price had about a $3 per tonne premium over the North American price for the nine months ended February 28, 2006.

Gross margin was impacted by higher costs of production which increased by 12% compared with the same period a year ago, offsetting some of the increase in average selling prices. Costs of production increased due to higher ammonia and sulfur prices, water treatment costs and an increase in average phosphate rock costs. In the nine months ended February 28, 2006, the average purchase price of ammonia in Central Florida increased by $36 per tonne compared with a year ago to $339 per tonne, driven mostly by higher natural gas prices. The cost of ammonia produced at our Louisiana phosphate facility was considerably higher than the price of our purchased ammonia as a result of high natural gas prices which caused us to temporarily idle our ammonia production in October 2005. This plant was re-started in December 2005 as natural gas prices began to decline. Average sulfur prices increased $7 to $73 per long ton compared with the same period a year ago. As with natural gas, sulfur shortages developed subsequent to Hurricanes Katrina and Rita which adversely affected oil refineries that supply us with sulfur.

Phosphates had unrealized mark-to-market derivative losses of $7.0 million during the nine months ended February 28, 2006 due to the weakening of the high natural gas prices. These losses increased our cost of goods sold.

Phosphate rock production was 12.8 million tonnes during the nine months ended February 28, 2006, compared with 10.0 million tonnes for the same period a year ago. We permanently closed our Kingsford phosphate rock mine in mid-September 2005, although this reduction of production volume will be partially offset by an expansion at our South Fort Meade mine. Closure of the Kingsford mine is expected to assist us in reaching our targeted synergy goals. In addition, on December 1, 2005, we finalized a global resolution with U.S. Agri-Chemicals (USAC) consisting of various outstanding commercial matters and disputes, including an early termination of a rock supply agreement, settlement of a pending lawsuit, and acquisition of various equipment, spare parts and phosphate rock reserves owned by USAC. In connection with the global resolution, we stopped shipping approximately 2.0 million tonnes of phosphate rock per year to USAC in mid-August.

Water treatment costs at our Florida operations were approximately $14.3 million for the nine months ended February 28, 2006, an increase of $12.1 million compared with the same period last year. Some of our Florida facilities continue to have high water levels that require treatment. Our higher water levels are due to excess rainfall and an active hurricane season in fiscal 2005. Water treatment costs will continue to be highly dependent on rainfall levels in Central Florida. Water treatment costs are also dependent on our product mix and operating rates. High operating rates result in more water evaporation and lower treatment costs. Over the last year, we have built additional water holding areas, and we are investing in advanced technology to treat water at a lower cost while meeting applicable water quality standards.

Potash Net Sales and Gross Margin

The following table summarizes Potash sales, gross margin, sales volume and price ($ in millions except price per tonne):

	Three months ended February 28					Nine months ended February 28
	2006	2005	Change	Percent		2006	2005	Change (a)
Net sales:
North America	$146.5	$198.6	$(52.1)	(26%	)	$525.9	$298.8	$227.1
International	82.1	102.4	(20.3)	(20%	)	301.7	146.9	154.8

Total	228.6	301.0	(72.4)	(24%	)	827.6	445.7	381.9
Cost of goods sold	204.5	207.5	(3.0)	(1%	)	576.1	325.3	250.8

Gross margin	$24.1	$93.5	$(69.4)	(74%	)	$251.5	$120.4	$131.1

Sales volume (in thousands of metric tonnes)
Fertilizer	1,005	1,706	(701)	(41%	)	3,908	2,437	1,471
Non-agricultural (industrial and feed)	306	337	(31)	(9%	)	870	510	360

Total	1,311	2,043	(732)	(36%	)	4,778	2,947	1,831

Average price per tonne (FOB plant)—Fertilizer	$134	$118	$16	14%		$140	$116	$24

(a)	The percentage change is not presented because it is not meaningful due to the Combination.

Three months ended February 28, 2006 and 2005

Potash’s net sales declined 24% and sales volumes declined 36% in the third quarter of fiscal 2006 compared with the third quarter last year as a result of slow North American and international sales, partially offset by higher selling prices. Gross margins declined 74% compared with a year ago to $24.1 million and gross margins as a percent of sales declined from 31.1% a year ago to 10.5%. The decline in Potash gross margins was mainly due to higher costs, including $26.2 million in unrealized mark-to-market losses on natural gas derivative contracts during the three months ended February 28, 2006 and lower volumes. Costs of production were $22 per tonne higher compared with the same period last year, primarily as a result of higher energy prices, and lower production volumes.

Potash sales volumes were 1.3 million tonnes, which were down 0.7 million tonnes from the same period a year ago. This is due to slow shipments to the North American market where the supply pipeline was well stocked. Additionally, export markets were slow resulting from ongoing negotiations between Canpotex, the Saskatchewan Potash Producers’ Export Association, and Sinochem, a large buyer in China. The potash market had higher prices for both the North American and international markets compared with a year ago. Sales volumes are expected to be stronger in the fourth quarter of our fiscal year.

Approximately 69% of our offshore Potash sales during the third quarter were through Canpotex. Potash sales were low to China, Indonesia and India in the third quarter, compared with the same period in the prior year. International sales are expected to remain low until the potash contract with Sinochem is settled, but then are expected to increase as volumes to most customers in the Asian region increase.

The low sales volumes resulted in high inventories. In order to more effectively manage inventories, we reduced production at our Canadian mines during the third quarter. For the third quarter, our potash production declined by about 0.7 million tonnes or by 30% compared with year ago production levels. Operating rates will continue at lower levels until Canpotex executes a new contract with Sinochem.

Average potash prices increased to $134 per tonne in the third quarter of fiscal 2006, an increase of $16 per tonne compared with a year ago. We made approximately 23% of our total potash sales to non-agricultural customers in the third quarter of fiscal 2006. This compares with 17% a year ago and the higher non-agricultural percentage is due to the decline in North American fertilizer and international volumes. Prices to a small number of key non-agricultural customers generally are based on long-term legacy contracts at lower prices than the current agricultural price. The average non-agricultural price was about 17% lower compared with our average sales price. Prices for most of our non-agricultural contracts increased during the third quarter, although the average is still well below our average selling prices for agricultural sales.

During the quarter, a fire started underground at our Esterhazy, Saskatchewan, K2 potash mine on January 29, 2006. At the time of the fire, there were 72 miners underground. All of the miners were safely rescued and the fire was extinguished by the next day. The preliminary investigation indicated that the cause of the fire was the result of a cutting torch used to remove bolts from a flange connected to a polyethylene pipe that started burning and created dense black smoke. The Esterhazy mine re-started production in early February once the investigation into the cause of the fire was completed. The total cost incurred by Mosaic as a result of the fire is estimated at approximately $0.8 million.

One of our largest North American potash customers, Royster-Clark, was acquired in February 2006 by Agrium, one of our potash competitors. We have a long-term potash supply agreement with Royster-Clark expiring at the end of calendar year 2008. The impact of the purchase of Royster-Clark by Agrium on our North American potash sales is unknown at this time.

Nine months ended February 28, 2006 and 2005

Potash’s net sales increased in the nine months ended February 28, 2006 compared to the same period last year primarily due to the Combination and higher potash prices. Potash fertilizer sales volumes were 3.9 million tonnes and potash non-agricultural sales volumes, including feed and industrial sales, were 0.9 million tonnes. Potash prices were higher for both the North American and international markets during the nine month period.

Approximately 83% of our potash exports were through Canpotex in the nine months ended February 28, 2006. Potash sales were strong to China and India during the first nine months of fiscal 2006, but weaker to Brazil compared with the same period last year.

Average potash prices increased to $140 per tonne in the nine months ended February 28, 2006, an increase of $24 per tonne compared with the same period in fiscal 2005. We made approximately 18% of our total potash sales to non-agricultural customers in the first nine months of fiscal 2006. Prices to non-agricultural customers generally are based on long-term legacy contracts at prices which were about 25% below our average potash selling price. The average non-agricultural potash price increased during the third quarter of fiscal 2006, although the average remains well below our average selling prices for agricultural sales.

The increase in Potash gross margins in the nine months ended February 28, 2006 was mainly due to the Combination and higher potash prices compared to the same period last year. Costs of production were $20 per tonne higher compared with the same period last year, mainly as a result of higher energy prices, lower operating rates and Canadian resource taxes.

Potash had unrealized mark-to-market gains of $17.2 million on foreign exchange derivative contracts and unrealized mark-to-market losses of $13.8 million on natural gas market derivative contracts during the nine months ended February 28, 2006.

Nitrogen Net Sales and Gross Margin

The following table summarizes Nitrogen sales, gross margin, sales volume and equity in net earnings of nonconsolidated companies ($ in millions):

	Three months ended February 28		Change	Percent	Nine months ended February 28		Change	Percent
	2006	2005			2006	2005
Net sales	$31.7	$32.7	$(1.0)	(3%)	$91.2	$142.1	$(50.9)	(36%)
Cost of goods sold	29.0	30.7	(1.7)	(6%)	81.1	131.2	(50.1)	(38%)

Gross margin	$2.7	$2.0	$0.7	35%	$10.1	$10.9	$(0.8)	(7%)

Sales volume (in thousands of metric tonnes)	190	401	(211)	(53%)	915	1,090	(175)	(16%)
Equity in net earnings (loss) of nonconsolidated companies—Saskferco	$(2.2)	$2.4	$(4.6)	(192%)	$8.0	$8.3	$(0.3)	(4%)

Three months ended February 28, 2006 and 2005

Nitrogen sales volumes were 0.2 million tonnes in the third quarter of fiscal year 2006, a decline of 53% from the same period last year. Agency sales volumes for Saskferco’s nitrogen products were 0.1 million tonnes and 0.3 million tonnes for the third quarters of fiscal 2006 and 2005, respectively. Non-agency sales volumes for nitrogen products were 0.1 million tonnes for the third quarter of both fiscal 2006 and 2005. Sales were down in the third quarter of fiscal year 2006 compared to the same period last year, as agency sales contributed a higher percentage of total sales volume and urea prices were lower.

Equity in net earnings (loss) of Saskferco declined from earnings of $2.4 million to a loss of $2.2 million due to low sales volumes in North America.

Nine months ended February 28, 2006 and 2005

Nitrogen sales volumes were 0.9 million tonnes in the nine months ended February 28, 2006, a decline of 16% from the same period last year. Agency sales volumes for Saskferco’s nitrogen products were 0.6 million tonnes for the nine months ended February 28, 2006, down 0.1 million tonnes compared with the same period a year ago. Non-agency sales volumes for nitrogen products were 0.3 million tonnes for the nine months ended February 28, 2006 and 2005. Sales were down in the nine months ended February 28, 2006 compared to the same period last year, as agency sales contributed a higher percentage of total sales volume and urea prices were lower.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore sales, sales volume, gross margin and equity in net earnings of nonconsolidated companies ($ in millions, except gross margin per metric tonne):

	Three months ended February 28		Change	Percent	Nine months ended February 28		Change	Percent
	2006	2005			2006	2005
Net sales	$186.1	$196.9	$(10.8)	(5%)	$1,002.1	$1,009.5	$(7.4)	(1%)

Gross margin:
Brazil	$(0.6)	$1.0	$(1.6)	(160%)	$2.6	$53.2	$(50.6)	(95%)
Argentina	(0.9)	0.8	(1.7)	(213%)	8.0	12.8	(4.8)	(38%)
India	1.3	(1.1)	2.4	(218%)	5.1	0.3	4.8	1600%
China	0.1	0.7	(0.6)	(86%)	1.4	4.0	(2.6)	(65%)
Chile	0.8	1.0	(0.2)	(20%)	5.6	6.4	(0.8)	(13%)
Australia	0.3	0.1	0.2	200%	2.9	0.4	2.5	625%
Hong Kong	0.1	1.2	(1.1)	(92%)	0.6	2.8	(2.2)	(79%)
Other	1.2	2.2	(1.0)	(45%)	3.0	6.6	(3.6)	(55%)

Total	$2.3	$5.9	$(3.6)	(61%)	$29.2	$86.5	$(57.3)	(66%)

Gross margin per metric tonne	$1.30	$4.17	$(2.87)	(69%)	$3.47	$13.70	$(10.23)	(75%)
Equity in net earnings of nonconsolidated companies
—Fosfertil/Fertifos	$3.2	$13.5	$(10.3)	(76%)	$16.8	$28.8	$(12.0)	(42%)
—Other subsidiaries	0.3	1.1	(0.8)	(73%)	2.7	4.0	(1.3)	(33%)

Three months ended February 28, 2006 and 2005

Offshore’s net sales declined 5% to $186.1 million. Gross margins declined to $2.3 million, or 1% of sales, compared with $5.9 million, or 3% of sales, a year ago. The lower gross margin was driven mainly by poor market conditions in many of our countries, especially Brazil and Argentina.

In India, we experienced higher margins due to the devaluation of the local currency which resulted in a higher government subsidy along with an increase in agency volumes. In Brazil, our margins declined in the third quarter compared to the same period last year driven primarily by the continued appreciation of the Brazilian Reais. This led to higher operating costs that were not fully recovered in our prices. In addition, Brazilian fertilizer demand declined due to higher input costs and lower agricultural commodity prices. In Argentina, we had lower margins as a result of higher labor costs and an increase in repair and maintenance costs. Hong Kong margins were down due to a change in the agency fee structure.

Equity in net earnings of nonconsolidated companies declined to $3.5 million compared with $14.6 million a year ago. This was mainly the result of lower equity earnings in the Fosfertil/Fertifos operations as the agricultural economy in Brazil was poor.

Nine months ended February 28, 2006 and 2005

While total sales volumes were up for the nine months ended February 28, 2006, the gross margin decreased $57.3 million from the same period last year to $29.2 million. The lower gross margin was mainly due to the continued poor farm economics in Brazil.

Margins in Brazil decreased due to the continued appreciation of the Brazilian Reais combined with higher input costs for the farmer, which have eroded income and led to lower fertilizer demand. In addition, the drought in the southern part of Brazil last fiscal year had a lingering effect on farmers’ income. In Argentina, gross margins declined compared to the prior year due to higher operating costs. Higher gross margins in India and Australia were due to an increase in agency volumes. Margins in China declined from the same period last year due to an increase in raw material prices.

Equity in net earnings of nonconsolidated companies declined to $19.5 million for the year-to-date compared with $32.8 million a year ago. This was mainly the result of lower equity earnings in the Fosfertil/Fertifos operations as the agricultural economy in Brazil was poor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.8 million and $186.7 million for the three and nine months ended February 28, 2006, respectively, compared to $64.8 million and $141.2 million for the same periods in the prior year. The increase in the nine months ended February 28, 2006 compared to the same period last year was primarily due to the Combination and expenses associated with improving our systems, compliance and control environment. Selling, general and administrative expenses were 5.8% and 4.7% of net sales for the three and nine months ended February 28, 2006, respectively, compared to 5.7% and 4.8% for the three and nine months ended February 28, 2005.

Interest Expense

Interest expense was $44.2 and $125.4 million for the three and nine months ended February 28, 2006, respectively, compared to $44.3 and $76.9 million for the same periods in the prior year. This increase for the nine months ended February 28, 2006 was due to the additional debt we assumed from IMC as part of the Combination. Interest expense was net of amortization of the fair market value adjustment related to IMC’s debt assumed in the Combination of $12.0 million and $35.7 million for the three and nine months ended February 28, 2006, respectively, compared to $11.0 million and $17.2 million for the same periods in the prior year.

Foreign Currency Transaction Loss

We had a $13.8 million and $66.5 million non-cash, non-operating foreign currency transaction loss for the three and nine months ended February 28, 2006, respectively, compared with a $30.8 million and $5.9 million gain in the same periods in fiscal 2005. The fiscal 2006 loss was primarily caused by a strengthening of the Canadian dollar, a strengthening of the Brazilian Reais and the volatility of the Thai Baht against the U.S. dollar.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $(27.2) million and $66.5 million for the three and nine months ended February 28, 2006, respectively, compared to a provision of $38.5 million and $44.2 million in the same periods in fiscal 2005, respectively. The provisions (benefits) represent effective tax rates of 27.1% and 65.6% for the three and nine months ended February 28, 2006, respectively, and 66.5% and 59.3% for the three and nine months ended February 28, 2005, respectively. This high year-to-date tax rate results from several factors, including the profit mix among Mosaic’s business segments and geographies within those business segments, certain tax attributes in the Potash entities, and the inability to record a tax benefit for losses in Brazil. We expect the full year tax rate to be in the 53% to 58% range, subject to fourth quarter business performance.

Equity in Earnings of Nonconsolidated Companies

Equity in earnings of nonconsolidated companies was $2.0 million and $29.0 million for the three and nine months ended February 28, 2006, compared with $19.0 million and $44.6 million for the same periods in fiscal 2005. The largest earnings contributors were Fosfertil/Fertifos, which is included in our Offshore business segment, and Saskferco, which is included in our Nitrogen business segment. Our share of Fosfertil/Fertifos’

earnings was $3.2 and $16.8 million for the three and nine months ended February 28, 2006, respectively compared to $16.3 million and $30.3 million for the three and nine months ended February 28, 2005, respectively. Our share of Saskferco’s earnings was a loss of $2.2 million and income of $8.0 million for the three and nine months ended February 28, 2006, respectively, compared to income of $2.5 million and $8.4 million for the three and nine months ended February 28, 2005, respectively.

Capital Resources and Liquidity

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Although third quarter cash flow before financing activities was weak, we believe that our cash, other liquid assets and operating cash flow, together with available borrowings, will be sufficient to meet our operating and capital expenditure requirements and to service our debt and meet other contractual obligations as they become due.

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

Under the Revolving Credit Facility, we may from time to time borrow, repay and reborrow amounts as revolving loans or swingline loans or obtain letters of credit, up to a maximum of $450.0 million principal amount outstanding at any time. As of February 28, 2006, there were $106.0 million in borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $123.2 million. As of February 28, 2006, the outstanding principal amount of borrowings under the Term Loan A Facility and the Term Loan B Facility were $48.2 million and $347.4 million, respectively. The net available borrowings under the Revolving Credit Facility as of February 28, 2006 were approximately $220.8 million. Consolidated cash and cash equivalents as of February 28, 2006 were approximately $164.6 million.

During the third quarter, we began to borrow funds under our Revolving Credit Facility due, in part, to the financing of the USAC cash payment of $94.0 million to an escrow account in October 2005, and was released to USAC upon the closing of the Global Resolution on December 1, 2005. The borrowed funds are being used for working capital purposes as we build inventory for the spring selling season in North America. We may borrow additional funds under the Revolving Credit Facility in the future, and are carefully monitoring inventory levels and cash flow trends so that short term cash needs do not exceed our available borrowing capacity.

Our Credit Agreement related to the Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. We were in compliance with the provisions of the financial covenants in the Credit Agreement as of February 28, 2006. The required minimum interest expense coverage ratio is scheduled to increase, and the required maximum leverage ratio is scheduled to decrease, effective with the fiscal quarter ending August 31, 2006. In the event that we were not to achieve the required financial ratios, there can be no assurance that we would be able to obtain any necessary waivers or amendments from the lenders under the Mosaic Credit Facility. If, among other things, sales do not rebound per typical seasonal patterns in upcoming quarters, there can be no assurance that we will remain in compliance. Further information is set forth in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this quarterly report on Form 10-Q.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on our common stock and repurchases or redemptions of our capital stock beginning February 18, 2005 to $20.0 million plus an amount equal to the sum of (a) 25% of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25% of the net proceeds from equity offerings by us that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million.

A further description of our material debt instruments is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

On July 29, 2005, we amended the Credit Agreement to make technical changes in order to permit the merger into a single legal entity of three separate legal entities through which we were conducting our Phosphates business segment. The amendment also made several additional changes to the Credit Agreement, including among other things: (i) reducing restrictions on repurchases of indebtedness junior to the indebtedness under the Mosaic Credit Facility in order to facilitate our use of available cash to reduce junior indebtedness; (ii) expanding the range of financing and refinancing alternatives for revolving credit facilities and foreign subsidiary indebtedness that were permitted under the Mosaic Credit Facility; and (iii) relaxing certain restrictions in order to facilitate our ability to obtain surety bonds.

On December 13, 2005, we amended the Credit Agreement to among other things: (i) increase the amount of indebtedness that may be incurred by foreign subsidiaries; (ii) expand the ability to sell foreign receivables; (iii) increase the maximum permissible amount of investments in foreign subsidiaries; (iv) expand permissible investments in joint ventures; (v) increase the permissible amount of capital leases; (vi) increase the maximum permissible amount of other investments; and (vii) update certain representations.

On January 13, 2006, we obtained waivers to cure several technical defaults and events of default under the Credit Agreement relating to: (i) prepayments by several of our foreign subsidiaries of indebtedness to third parties that were not permitted by the Credit Agreement; (ii) restrictions on guarantees or the payment of dividends in loan agreements of several of our foreign subsidiaries that were not permitted by the Credit Agreement; and (iii) our failure to furnish in a timely fashion to the lenders under the Mosaic Credit Facility certain reports and notices that were required by the Credit Agreement. We also amended the Credit Agreement to permit one of the restrictions on the payment of dividends to continue and to grant us additional time to furnish certain of the reports that had not been timely furnished.

We incur liabilities for reclamation activities and phosphogypsum management system closure, primarily in our Florida phosphate operations, where to obtain necessary permits we must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of February 28, 2006, we had $94.8 million in surety bonds outstanding and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, we have posted $28.8 million of collateral in the form of letters of credit. In addition, we have letters of credit supporting reclamation activity of $16.8 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. In the future, there can be no assurance that we will be able to pass such tests of financial strength to purchase surety bonds on the same terms and conditions, or to discharge, or post additional collateral with respect to, surety bonds if requested to do so. However, we anticipate that we will be able to satisfy applicable credit support requirements without disrupting normal business operations.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in the State of Florida that impose financial assurance requirements that are more stringent than the prior rules, including the requirement that closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the FDEP that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. In December 2005, we submitted revised closure plans with revised closure cost estimates in accordance with the modified rules that reflect the increased closure costs, primarily due to the water treatment requirements. We anticipate that we will be able to fully comply with the Consent Agreement until May 31, 2009 and with the new rules thereafter, however, there can be no assurance that we will be able to do so. At February 28, 2006, we accrued additional reserves of $63.4 million based on a preliminary estimate of the revised closure plan with a corresponding increase to mineral property and rights. We expect to finalize the estimate of the revised closure plan during our fiscal fourth quarter of 2006.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located within Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not to meet the financial strength test under Louisiana regulations. After consulting with the LDEQ, we filed a Request for Exemption proposing an alternate financial strength test that included revised net worth and tangible U.S. assets requirements. We believe the LDEQ will grant the exemption and that we will be able to meet the terms of the exemption but there can be no assurance that the LDEQ will do so or that we will be able to meet its terms. If the LDEQ does not grant the exemption, we will be required to negotiate an alternate financial assurance test or will need to provide credit support such as surety bonds or financial guarantees, to fulfill our financial responsibility obligations in Louisiana. We currently recognize both phosphogypsum management system closure costs and process water treatment costs as liabilities in accordance with SFAS No. 143.

On December 1, 2005, we closed a transaction with USAC and its parent company, Sinochem Corporation. Pursuant to the Global Resolution, we paid $84 million for the early termination of a phosphate rock sales agreement between USAC and Mosaic Fertilizer, LLC. In addition, we settled an existing lawsuit with USAC relating to prior pricing disputes under a phosphate rock sales agreement for approximately $10 million, and we acquired various equipment and spare parts, valued at $31.6 million, used by USAC in its Florida phosphate operations in exchange for the issuance of 2,429,765 shares of our common stock. On March 31, 2006, we purchased real property owned by USAC containing approximately three million short tons of unmined phosphate reserves in Central Florida valued at approximately $6.5 million by an outside appraisal firm in exchange for the issuance of 455,581 shares of common stock. For further information regarding this transaction, see Note 19 of Notes to Condensed Consolidated Financial Statements.

Capital Investments

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

In Offshore, we are constructing a $16 million single superphosphate plant in Argentina, which is scheduled to be completed in May 2006. Construction of this plant will allow us to provide a sulfur-based product to meet the demands of this growing market.

Cash Flow

Operating activities provided $91.7 million of cash for the nine months ended February 28, 2006 compared to $70.6 million for the same period in fiscal 2005. Cash flows from operating activities are primarily driven by net earnings, adjusted for the non-cash impact of depreciation, depletion and amortization. In addition to affecting net earnings, volume and price level changes in product selling prices and raw material input prices result in significant changes in accounts receivable, inventories and accounts payable. The favorable variance from the prior year was primarily the result of the impact of higher depreciation, depletion and amortization offset by an increase in the amount invested in working capital.

Investing activities used $220.4 million for the nine months ended February 28, 2006 compared to $115.5 million for the same period in fiscal 2005. Cash used for investing activities primarily related to additions to property and acquisitions. Capital expenditures were $113.2 million higher in the nine months ended February 28, 2006 compared to the same period in fiscal 2005 as a result of the Combination and scheduled projects at our Potash and Phosphate businesses.

Financing activities provided $49.9 million for the nine months ended February 28, 2006 compared to $141.7 million for the same period in fiscal 2005. Cash provided by financing activities for the nine months ended February 28, 2006 consisted primarily of borrowings of short-term debt and on our Revolving Credit Facility and proceeds from stock options exercised. Historical cash flows from financing activities primarily included external financing and contributions by Cargill. Cargill is neither obligated nor expected to make such contributions in future periods.

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

Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our ability to successfully integrate the former operations of IMC and the CCN businesses; our ability to fully realize the expected costs savings from the Combination within the expected time frames; the ability to develop and execute comprehensive plans for asset optimization and/or rationalization; the financial resources of, and products available to, our competitors; the retention of existing, and continued attraction of additional, customers and key employees; the effect of any conditions or restrictions imposed on or proposed with respect to Mosaic by regulators following the Combination; general business and economic conditions and governmental policies affecting the agricultural industry in localities where we or our customers operate; adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall; changes in the nitrogen, phosphate or potash markets; the impact of competitive products, including the introduction of new competitive products and the expansion or contraction of production capacity or selling efforts by competitors; pressure on prices realized by us for our products; changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing certain of our products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings and regulatory matters affecting us, including environmental and administrative proceedings involving us; success in implementing our various initiatives; the rating of our securities and changes that may occur in the U.S. financial markets; our ability to effectively implement our planned enterprise resource planning system in a timely fashion; any errors due to the material weakness we have identified in our internal controls discussed in Item 4 of Part I of this report; and other risk factors reported from time to time in our Securities and Exchange Commission reports. In addition, we have consummated the Combination and our Board of Directors and management are not identical to the Board of Directors or management of either CCN or IMC prior to the Combination. Our Board and management may operate the combined businesses of Mosaic in a manner that differs from the manner in which the historical operations of either CCN or IMC were operated on a standalone basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Note 17 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q.

We conducted sensitivity analyses of our debt assuming a one-percentage point adverse change in interest rates on outstanding borrowings from the actual level as of February 28, 2006. Holding all other variables constant, the hypothetical adverse changes would not materially affect our financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in our financial structure.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Our principal executive and financial officers have concluded, based on such evaluations, that our disclosure controls and procedures were not fully effective for the purpose for which they were designed as of the end of such period, because of the material weakness in our internal controls described below. While we believe that a material weakness exists at our stage of development after our recent Combination, we believe that our Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for periods presented.

As a result of the Combination, we adopted the internal controls that previously existed at CCN (and its multiple international locations resulting from the spin-off from Cargill) and IMC prior to October 22, 2004. As a new public company that combined the scope of operations of these two global businesses, we as the new management team have been evaluating, and are continuing to evaluate, in consultation with external resources, the controls and procedures that we inherited from our predecessor companies with a view to assessing their continuing sufficiency and consistency for our new global enterprise in light of the rapidly evolving standards for controls and procedures. As a result of this evaluation, we have begun to enhance our controls and procedures. As part of our process, we have concluded that a “material weakness” in our internal controls exists. A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weakness identified is that our entity level controls, which are still maturing in line with our overall merger integration process, are currently not effective. There are several factors contributing to this conclusion, including a lack of a sufficient number of adequately trained finance and accounting personnel, a lack of adherence to defined policies and procedures, and a lack of a fully developed compliance and control structure. Also, in fiscal 2005 and 2006, adjustments were required related to revenue recognition for certain types of sales transactions, accounting for derivative transactions, accounting for unconsolidated investments under FASB Interpretation No. 46R, purchase accounting adjustments related to the Combination, and certain other areas.

In addition, we have embarked on several internal control initiatives including those required under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) to assess the effectiveness of internal control over financial reporting by the end of our 2006 fiscal year (the date on which we are first required to report on Section 404). Thus far in our assessment process, we have identified other areas, including those noted below, where potential deficiencies or material weaknesses may be identified:

•	We have not yet established adequate segregation of duties, and likely will not fully remediate this potential risk until our new enterprise resource planning system is implemented in the first half of fiscal 2007.

•	We are still establishing effective controls and processes in our corporate financial statement close and consolidation, and corporate tax areas. For example, we have noted opportunities to improve controls related to the coordination of book and tax accounting processes. New people, system transitions and merger-related issues all cause us to operate less effectively today than we expect to in the future in these areas.

Management is committed to improving the overall internal control environment within our new organization in order to eliminate the material weakness which we have identified, address the potential deficiencies noted above and ensure mitigating controls are in place where necessary. Therefore, in response to the foregoing and as part of our integration plan, we, with the oversight of our Audit Committee:

•	Are enhancing our system of internal controls to provide reasonable assurance that assets are adequately safeguarded and transactions are recorded accurately in all material respects, in accordance with management’s authorization.

•	Have established a quarterly business review process, which ensures in-depth senior leadership review of business unit results and prospects on a regular basis.

•	Have adopted internal policies related to accounting, financial risk management, tax, credit and investments, and are reviewing other inherited policies and procedures to ensure their appropriateness at Mosaic.

•	Are implementing an internal audit program with global reach that will independently evaluate the adequacy and effectiveness of internal controls.

•	Have established an active Disclosure Committee, which meets regularly to discuss performance trends and issues, controls, and other matters related to our disclosure controls and procedures and internal controls.

•	Have initiated several internal changes in our accounting organization designed to enhance our internal control environment:

•	We have hired an executive with responsibility for the global Controllers’ organization. This new executive is reinforcing and, where necessary, establishing appropriate processes and procedures to help ensure a strong and effective control environment.

•	We have added resources to our corporate financial reporting, accounting and financial planning and analysis groups.

•	We have hired an Accounting Research Manager in the Corporate Financial Reporting area to improve our accounting research capabilities.

•	We have appointed a controller with public accounting experience for our commercial operations, and also expect to hire additional resources as may be needed to support our North American sales and supply chain teams.

•	We are seeking an additional person with strong public accounting experience for our Phosphates business segment to be based in Florida.

•	Will continue to monitor and assess the structure of our finance and accounting teams and the necessity for hiring additional U.S. GAAP trained finance and accounting personnel beyond implementation of that already described above.

•	We have undertaken several initiatives to educate our management team on key financial and internal control issues that will help enhance Mosaic’s internal controls environment. We also conducted training sessions for all salaried employees to create additional awareness about our financial issues.

•	Are implementing education programs within Mosaic to ensure that all finance and accounting employees are adequately trained and supervised in the application of U.S. GAAP. We have, and expect to continue to develop and conduct training sessions related to key accounting issues, including U.S. GAAP and SEC accounting and reporting requirements.

•	Are implementing a new enterprise resource planning (ERP) system with additional system controls which is scheduled to be completed in the first half of fiscal 2007.

•	Will create stronger communication protocols and relationships between our commercial management and our finance and accounting personnel to ensure that transactions are identified for proper accounting analysis and treatment.

While we are implementing remediation plans to address the material weakness and potential deficiencies noted above, we will not consider the weakness and potential deficiencies remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. As of the end of the third quarter, we have not made sufficient progress yet to fully remediate the material weakness, and cannot assure investors that it will be fully remediated by the end of our 2006 fiscal year. In addition, it is possible that the potential deficiencies noted above will become significant deficiencies or material weaknesses or that other deficiencies are identified in future quarters.

These matters and our proposed remediation plans have been discussed with the Audit Committee of our Board of Directors and our independent registered public accounting firm prior to the filing of this report.

Other than the steps noted above relating to improving the overall internal control environment, there were no changes in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the three months ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 14 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding a sale of 2,429,765 shares of our common stock on December 1, 2005 is incorporated herein by reference to Note 19 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q. Such sale was made without registration under the Securities Act of 1933, as amended (the Act), in reliance on the exemption provided in Section 4(2) of the Act for transactions by an issuer not involving any public offering. The transaction involved a privately negotiated sale to an entity that is a sophisticated investor with knowledge and experience in business and financial matters, is able to bear the economic risk and lack of liquidity inherent in holding the shares and an “accredited investor” as that term is defined under Rule 501 of the Act; the purchaser agreed not to sell such stock without our consent until June 1, 2007; the stock certificates include a legend restricting transfer; the purchaser received certain information concerning Mosaic and had the opportunity to obtain additional information as desired in order to evaluate the merits and the risks inherent in holding the shares; and the purchaser acquired the shares solely for its own account for investment purposes, and not with a view to the distribution thereof.

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
Lydia A. Burke
Assistant Controller
(on behalf of the registrant and as chief accounting officer)

April 12, 2006

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.a.	Amendment, dated as of December 13, 2005, to Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	Exhibit 4 to the Current Report on Form 8-K of The Mosaic Company for January 6, 2006*

4.ii.b.	Form of Amendment and Waiver dated as of January 13, 2006 to the Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, as amended (the “Credit Agreement”)	Exhibit 99.1 to the Current Report on Form 8-K of The Mosaic Company for January 6, 2006*

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

*	SEC File No. 001-32327