Form 10-K
period 2006-05-31
MOSAIC CO
filed 2006-08-11
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2005, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $1.77 billion based upon the closing price of these shares on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 437,310,048 shares of Common Stock, par value $0.01 per share, as of July 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2006 Annual Meeting of Stockholders (Part III)

2006 FORM 10-K CONTENTS

PART I.

Item 1. Business.

COMPANY PROFILE

The Mosaic Company is the largest producer of phosphate and potash combined, as well as a nitrogen and animal feed supplier. The Mosaic Company is characterized by broad diversification, global reach and market expertise. The Mosaic Company is a Delaware corporation that was incorporated on January 23, 2004 in order to serve as the parent company of the business that was formed through the business combination (Combination) of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated on October 22, 2004. In this report:

•	“Mosaic” means The Mosaic Company.

•	“We,” “us” and “our” mean Mosaic and may also include Mosaic and its direct and indirect subsidiaries as a group.

•	IMC Global Inc. is referred to as “IMC.”

•	“Cargill” means Cargill, Incorporated and may also include its direct and indirect subsidiaries other than us.

•	“Cargill Crop Nutrition” or “CCN” means the fertilizer businesses of Cargill other than its retail fertilizer businesses.

•	References in this report to a particular fiscal year are to the year ended May 31 of that year.

We have included a glossary of industry terms at the end of this description of our business.

Immediately following the Combination, our stock was held as follows:

•	Cargill owned approximately 66.5% of our outstanding common stock and all 5,458,955 shares of our Class B Common Stock; and

•	The remaining 33.5% of our outstanding common stock and all 2,750,000 shares of our 7.50% Mandatory Convertible Preferred Shares were publicly held.

On July 1, 2006, the outstanding Convertible Preferred Shares were automatically converted into a total of 17,721,000 shares of our common stock and the outstanding shares of our Class B Common Stock were automatically converted into a total of 35,177,450 shares of our common stock. As a result of these conversions and other issuances by us of our common stock since the Combination, as of July 1, 2006, Cargill owned approximately 65.3% of our outstanding common stock.

Our Businesses

We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling equity interest. We are organized into four business segments that are engaged in producing, blending and distributing crop nutrient and animal feed products around the world.

Our Phosphates business segment, which we refer to as Phosphates, operates four mines and four concentrates plants in Florida that produce phosphate fertilizer and feed phosphate, and two concentrates plants in Louisiana that produce phosphate fertilizer. Phosphate fertilizer and feed phosphate are sold internationally and throughout North America. Phosphates also includes North American phosphate distribution activities for us and for unrelated parties.

Our Potash business segment, which we refer to as Potash, mines and processes potash in Canada and the United States. We have four mines in Canada within the Province of Saskatchewan and two in the United States located in New Mexico and Michigan. Each mine has related facilities that refine the mined potash. Potash is sold internationally and throughout North America, principally as fertilizer. Potash also includes North American potash distribution activities for us and unrelated parties and our own potash export activities.

Our Offshore business segment, which we refer to as Offshore, consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several countries as well as production facilities in Brazil, China and Argentina. Our operations in Brazil make us one of the largest producers and distributors of blended fertilizers in that country. Our Brazilian operations include a one-third ownership in Fertifos S.A., which we refer to as Fertifos. Fertifos, in turn, owns 55.98% of Fosfertil S.A., which we refer to as Fosfertil. Fosfertil operates phosphate and nitrogen processing plants in Brazil. In China, we have a 35% equity ownership in a diammonium phosphate (DAP) granulation plant near Kunming in the Yunnan Province. We commenced operation of a granulated single superphosphate (GSSP) plant, located by our port facility in Quebracho, Argentina during the first quarter of fiscal 2007.

Our Nitrogen business segment, which we refer to as Nitrogen, includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc. (Saskferco), a Saskatchewan-based corporation, as well as nitrogen products purchased from third parties, and sold primarily through our owned or leased distribution facilities. Nitrogen also includes results from our 50% ownership interest in Saskferco. Saskferco produces anhydrous ammonia, granular urea, feed grade urea and urea ammonium nitrate (UAN) solution for shipment to nitrogen fertilizer customers in Canada and the northern tier of the United States.

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

Plants utilize large quantities of the three primary nutrients and soils quickly become depleted if these nutrients are not replenished after each harvest. As a result, farmers apply nitrogen, phosphorus and potassium to their land each year in order to replace the nutrients removed by crops and maintain soil fertility. The three primary nutrients are contained in more than a dozen widely used commercial fertilizer products just like carbohydrates, protein and fat are found in a variety of foods. The form of these fertilizer products differs significantly from natural gas to liquid to solid granules.

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

Population and income growth are the fundamental drivers of nutrient demand. Developing countries, particularly those in Asia and Latin America, are forecast to account for nearly all of the growth in world nutrient demand during the foreseeable future. Rapid per capita income growth in countries such as China and India is boosting food demand and ultimately nutrient use. Most developed regions such as North America and Europe are mature nutrient markets. However, the dramatic growth in bio-fuels production in the United States, Europe and elsewhere is expected to result in moderate crop nutrient demand growth over the next decade even in these large and mature markets.

Nutrient markets are global commodity markets and industry players compete based on delivered cost and to a lesser extent on differentiated customer service. Cost is a function of ore quality, mining and chemical processing technologies, raw materials sourcing, transportation rates, logistical infrastructure and operating practices and efficiencies.

Recent Developments

On December 1, 2005 and March 31, 2006, we closed previously announced transactions with U.S. Agri-Chemicals Corporation (USAC) and its parent company, Sinochem Corporation, comprising a global resolution of various commercial matters and disputes existing among the parties. We refer to these transactions as the USAC Transactions. We have included additional information regarding the USAC Transactions in Note 22 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

On May 2, 2006, we announced the restructuring of the Phosphates business segment. This included the indefinite closing of three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce’s granular triple superphosphate (GTSP) concentrates plant and Green Bay’s DAP/MAP concentrates plant in May 2006. We refer to these closures as the Phosphates Restructuring. The operations at these facilities ceased as of May 31, 2006. We have included additional information regarding the Phosphates Restructuring in Note 24 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data” and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have included additional information about developments in our business during the 2006 fiscal year in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about our Operating Segments and Operations by Geographic Areas

We have included financial information on our operating segments and our operations by geographic area in Note 26 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Basis of Information in our Financial Statements and this Report

Under generally accepted accounting principles, our financial statements that are included in our annual report to stockholders and information that was derived from the audited financial statements generally include the combined operations of the businesses acquired from CCN and IMC beginning October 23, 2004, but for periods prior to October 23, 2004 include only the businesses acquired from CCN and exclude the businesses acquired from IMC. In contrast, the operating and statistical measures in the remainder of Part I, Item 1, of this report generally reflect operations of the combined businesses on a proforma basis for the entire periods presented. These operating and statistical measures include information primarily related to unit volumes for production, sales and raw materials purchases.

BUSINESS SEGMENT INFORMATION

The discussion below of our business segment operations should be read in conjunction with the following information that we have included in our annual report to stockholders:

•	The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report to stockholders. This information is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	The financial statements and supplementary financial information in our Consolidated Financial Statements. This information is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Throughout the business segment information below, we measure units of production, sales and raw materials in tonnes. When we use the word “tonne” or “tonnes,” we mean a metric tonne or tonnes of 2,205 pounds each unless we specifically state than we mean short or long ton(s).

Phosphates

We produce phosphate fertilizer and feed phosphate which are used in crop nutrients and animal feed ingredients. The principal raw materials used in the production of concentrated phosphates are phosphate rock, sulfur and ammonia.

Phosphate Concentrates

We are the largest producer of concentrated phosphate fertilizer and animal feed ingredients in the world. We have capacity to produce approximately 4.9 million tonnes of phosphoric acid (P2O5) per year following our Phosphates Restructuring, or about 12% of world capacity and 46% of U.S. capacity. Our phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate fertilizer and animal feed products, and is the most comprehensive measure of phosphate capacity and production. Our phosphoric acid production totaled approximately 4.3 million tonnes during the fiscal year ended May 31, 2006, accounting for approximately 14% of global production and 47% of U.S. phosphoric acid output last year.

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

In addition, prior to the Phosphates Restructuring, we produced Granular Triple Superphosphate (GTSP). GTSP is the third most widely used high-analysis phosphate fertilizer worldwide. Unlike DAP and MAP, it contains no nitrogen and is used mostly on crops such as legumes that require little or no nitrogen. GTSP is produced by reacting or neutralizing phosphoric acid with additional high-grade phosphate rock and then granulating the resulting slurry into a solid fertilizer product. Following the Phosphates Restructuring, we will no longer produce GTSP but will source our needs from other third party producers.

Our DAP and MAP products include MicroEssentials™ (ME), which is a value-added DAP or MAP product that features a patented process that creates very thin platelets of sulfur and other micronutrients on the product. Over time, these sulfur platelets break down in the soil and are absorbed by plants. In addition, micronutrients such as boron, copper, manganese, and zinc can be added in separate but parallel processes.

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

Our main phosphate fertilizer and feed phosphate facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States:

Production volumes by plant for the fiscal year ended May 31, 2006 and annual capacities at May 31, 2006 after the Phosphates Restructuring are listed below:

(tonnes in thousands)	Phosphoric Acid		Processed Phosphate (DAP/MAP/ME)		Feed Phosphate		Triple Superphosphate
Facility	Capacity	Production	Capacity	Production	Capacity	Production	Capacity	Production
Florida:
Bartow	950	893	2,280	1,990	-	-	-	-
Green Bay (a)	-	-	-	724	-	-	-	-
New Wales	1,720	1,674	3,860	3,310	750	685	-	-
Riverview	860	733	1,880	1,366	250	226	-	-
South Pierce (a)	540	432	-	-	-	-	-	539

	4,070	3,732	8,020	7,390	1,000	911	-	539
Louisiana:
Faustina	-	-	1,920	1,144	-	-	-	-
Uncle Sam	870	547	-	-	-	-	-	-

	870	547	1,920	1,144	-	-	-	-

Total	4,940	4,279	9,940	8,534	1,000	911	-	539

(a)	The Green Bay DAP/MAP concentrates plant and the South Pierce granular triple superphosphate concentrates plant have been closed indefinitely effective May 31, 2006 as part of the Phosphates Restructuring. We have included additional information regarding these closures in Note 24 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data” and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The phosphoric acid from Uncle Sam is shipped to Faustina where it is used to produce DAP and MAP. The Faustina plant also manufactures ammonia.

Our Riverview facility is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our production of 9.1 million tonnes of phosphate fertilizer for the fiscal year ended May 31, 2006 accounted for roughly 19% of world output and 63% of U.S. production. Our current phosphate fertilizer (DAP/MAP/ME) capacity following the Phosphates Restructuring totals approximately 10 million tonnes and accounts for about 15% of global capacity and 56% of U.S. phosphate fertilizer capacity.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate fertilizer and feed phosphate. Our rock production totaled approximately 16.9 million tonnes in the fiscal year ended May 31, 2006 and accounted for approximately 11% of global output and 49% of U.S. production. From time to time, we also purchase phosphate rock from unrelated parties. We are one of the world’s leading miners of phosphate rock and currently operate four mines with a combined annual capacity of approximately 15 million tonnes.

All of our phosphate mines and related mining operations are located in central Florida. We currently operate four active mines: Four Corners, South Fort Meade, Hookers Prairie and Hopewell. We plan to develop two large mines at Ona/Pioneer and at Pine Level to replace mines that will be depleted during the middle of the next decade. We idled our mine at Wingate in November 2005. We may utilize the Wingate mine in the future if demand for phosphate rock increases. During our 2006 fiscal year, we closed mines at Fort Meade (which was previously idled) and Kingsford and, as part of the Phosphates Restructuring, closed indefinitely our mine at Fort Green.

The following map shows the locations of each of our active, closed and future phosphate mines in the Florida:

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners, Fort Green and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which our future Ona/Pioneer and Pine Level mines would also be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the Central Florida Phosphate District encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

Except at the Wingate mine, we extract phosphate ore using large surface mining machines that we own called “draglines.” Prior to extracting the ore, the draglines must first remove a 10 to 50 foot layer of sandy overburden. At the Wingate mine, we utilize dredges to strip the overburden and mine the ore. We then process the ore at beneficiation plants that we own at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at any of our planned future mines, we would need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.

The following table shows, for each of our phosphate mines, capacities at May 31, 2006 after the Phosphates Restructuring and rock production volume and grade for the past three fiscal years:

(tonnes in thousands)		2006			2005			2004
Facility	Capacity	Production	Average BPL(4)	% P2O5	Production	Average BPL(4)	% P2O5	Production	Average BPL(4)	% P2O5
Four Corners	6,350	4,645	64.3	29.4	6,033	61.4	28.1	6,745	61.5	28.1
South Fort Meade	6,000	5,637	63.9	29.2	4,856	64.2	29.4	5,227	65.7	30.1
Fort Green (1)	-	3,655	59.2	27.1	4,859	60.5	27.7	4,870	61.2	28.0
Kingsford (2)	-	533	65.3	29.9	2,520	66.9	30.6	2,418	66.1	30.2
Hookers Prairie	2,090	1,586	64.3	29.4	1,753	62.9	28.8	2,091	64.8	29.7
Wingate (3)	-	450	63.2	28.9	358	64.5	29.5	-	-	-
Hopewell	550	420	68.0	31.1	544	67.3	30.8	745	68.6	31.4

Total	14,990	16,926	63.2	28.9	20,923	62.8	28.8	22,096	63.5	29.1

(1)	Our Fort Green mine was closed indefinitely as part of the Phosphates Restructuring in May 2006. We have included additional information regarding this closure in Note 24 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data” and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Our Kingsford mine was closed in September 2005.
(3)	Our Wingate mine was idled in November 2005.
(4)	BPL (Bone Phosphate of Lime) is a traditional reference to the amount (by weight percentage) of calcium phosphate contained in phosphate rock or a phosphate ore body. A higher BPL corresponds to a higher percentage of calcium phosphate.

We use phosphate rock internally in the production of our concentrated phosphates. Through August 15, 2005, we also sold approximately two million tonnes of phosphate rock per year to another crop nutrient manufacturer under a contract that was terminated as part of the USAC Transactions. We used internally, approximately 16 million, 19 million and 21 million tonnes representing 96%, 92% and 92%, respectively, of total rock tonnes shipped for each of the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2006:

Mine	Mineable Acres (a)	Reserve Tonnes			Average BPL (d)	% P2O5
		(in millions) (b) (c)
Active
Four Corners	13,665	64.6			63.6	29.10
South Fort Meade	10,949	74.8			63.8	29.20
Hookers Prairie	446	3.8			63.4	29.01
Hopewell	453	2.4	(e	)	66.1	30.25

Total Active Mines	25,513	145.6			63.7	29.17
Future
Ona/Pioneer	18,974	153.9			65.6	30.02
Pine Level	24,586	148.0	(f	)	64.8	29.65

Total Future Mines	43,560	301.9			65.2	29.83
Idled
Wingate	461	6.0			63.8	29.20
Closed (g)
Fort Meade	3,311	17.9			66.1	30.25
Fort Green	5,929	58.0			60.1	27.50

Total Closed Mines	9,240	75.9			61.5	28.15

Total Mines	78,774	529.4			64.2	29.40

(a)	Mineable acres reflect that part of the total deeded or controlled acreage that is fully accessible for mining; is free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining; is believed by us to be permittable; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices. Mineable acres exclude mined out acreage. All reported reserves are within the mineable acres.
(b)	Reserve estimates are generally established by our personnel without a third party review. However, prior to the Combination, IMC retained an independent third party to prepare annual valuation analyses, primarily for tax purposes, that include valuations of the reserves consistent with the information shown in the table above. In addition, as part of CCN’s due diligence assessments of mining properties and phosphate reserves, CCN retained consultants to conduct analyses in connection with its acquisitions of the Wingate and Pioneer mines. We have taken these valuations and analyses into account in developing our calculations of reserves. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.
(c)	Of the reserves shown, approximately 502.7 million tonnes are proven reserves, while 0.5 million tonnes at Ona/Pioneer and 26.2 million tonnes at Pine Level are probable reserves.
(d)	BPL ranges from 59% to 68%.
(e)	We purchased approximately 2.0 million tonnes shown for Hopewell in December 2002 pursuant to agreements that provide for future payment of royalties of $78,000 per month through December 1, 2009 (which payments may be accelerated if production from such reserves exceeds 237,000 tonnes per calendar quarter). In addition, as part of this purchase, we purchased two clay settling ponds for payments of $63,000 per month through December 1, 2008 and lease certain plant and equipment for payments of $46,000 per month through December 1, 2009.
(f)

In connection with the sale in 1994 of certain of the surface rights related to approximately 48.9 million tonnes of the reported Pine Level reserves, we agreed not to mine such reserves until at least 2014. Our current mining plans do not contemplate mining such reserves until at least that time. In addition, in connection with the purchase in 1996 of approximately 99.3 million tonnes of the reported Pine Level reserves, we have agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2015 and (iii) re-convey to the seller fee title to unminable portions of the property after a development order is issued in connection with the Development of Regional Impact process.

(g)	The reserves reported for the Fort Green and Fort Meade mines will be mined through other mines, which include the Four Corners and South Fort Meade mines.

We generally own the reserves shown in the table above, with the only significant exceptions being approximately 6.6 million tonnes shown for the Fort Green mine, the reserves referred to in Note (e) to the above table, and the South Fort Meade reserves:

•	The 6.6 million tonnes for the Fort Green mine are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•	Our rights to the reserves referred to in Note (e) to the above table are held pursuant to mineral rights that expire in 2012, except for a portion that expire in 2017.

•	We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and clay settling areas. A limited partnership, the South Ft. Meade Partnership, L.P., which we refer to as SFMP, owns all of the mineable acres shown in the table for the South Fort Meade mine. SFMP capital was comprised of approximately 35% equity and 65% debt.

•	We own 35% of the SFMP equity with financial investors owning the remaining 65%. SFMP is included as a consolidated subsidiary in our financial statements for the fiscal years ended May 31, 2006 and 2005.

•	In addition to the equity, several financial investors purchased $76 million of debt instruments issued by SFMP to fund the acquisition of the land and mineral reserves.

•	A third entity, South Ft. Meade Land Management, Inc., which we refer to as SFMLM, owns and manages orange groves and other agricultural assets on the land. SFMLM is a wholly owned subsidiary of ours. SFMLM also has entered into an agricultural lease with SFMP and pays SFMP rental income for the land that it uses for agricultural purposes or subleases to local farmers or ranchers.

•	We have a long-term mineral lease with SFMP. This lease expires on December 31, 2025 or such date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP total approximately $18 million annually at current production rates.

•	Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income and uses those proceeds to service debt and pay dividends to its equity owners.

•	The U.S. government owns the mineral rights beneath approximately 680 acres shown in the table above for the South Fort Meade mine. The surface rights to this land are owned by SFMP. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Royalties on the approved leases equal approximately 5% of the six-month rolling average mining cost of production when mining these reserves. Phosphate rock tonnage produced within the lease area to date is approximately 654,000 tonnes with corresponding royalties of approximately $0.8 million.

In light of the long-term nature of our rights to our reserves, we expect to be able to mine all reported reserves that are not currently owned prior to termination or expiration of our rights.

Sulfur

We use sulfur at our concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 4.3 million tonnes of sulfur in the fiscal year ended May 31, 2006.

We purchase most of this sulfur directly or indirectly from North American oil and natural gas producers who are required to remove or recover sulfur during the refining process. We own and contract for operation of two ocean-going barges that transport molten sulfur from refineries located in the Gulf of Mexico to phosphate plants in Florida. We also own and operate a sulfur terminal in Houston, Texas.

We also own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP, which we refer to as Gulf Services, which is operated by our joint venture partner. Gulf Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Our Louisiana operations are served by truck, rail and barge from nearby refineries. Although sulfur is readily available from many different suppliers and can be transported to our phosphate facilities by a variety of means, sulfur is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing and availability, and alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to current transportation or terminaling facilities. Changes in the price of sulfur or disruptions to sulfur transportation or terminaling facilities could have a material impact on our business.

Ammonia

We use ammonia together with phosphoric acid to produce both DAP and MAP. We used approximately 1.5 million tonnes of ammonia in the fiscal year ended May 31, 2006. Our Florida ammonia needs are supplied by offshore producers, primarily under multi-year contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in 2013 which we may extend for up to five additional years. We also load railcars of ammonia to third parties at this facility. Pursuant to contract, a third party operates the Port Sutton ammonia facility. The agreement expires in 2013 but we may extend it for an unlimited number of additional five year terms, as long as we or the third party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to a contract that expires in June 2015. Ammonia is transported by pipeline from the terminals to our production facilities. We have long-term service agreements with the pipeline provider. We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual production is 500,000 tonnes and from time to time we may sell surplus ammonia to unrelated parties. Although ammonia is readily available from many different suppliers and can be transported to our phosphates facilities by a variety of means, ammonia is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing, and alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to existing transportation or terminaling facilities. Changes in the price of ammonia or disruptions to ammonia transportation or terminaling could have a material impact on our business.

In April 2006, we announced that Phosphates had entered into a non-binding letter of intent to enter into an ammonia offtake agreement with a project sponsor who is pursuing the development of a world-scale petroleum coke gasification project on a site adjacent to our Faustina, Louisiana phosphate fertilizer facility. Among other products, the gasification project would include the production of anhydrous ammonia, a key raw material in our Phosphates business. In June 2006, we entered in to an ammonia offtake agreement with the project sponsor. The agreement provides that we would market or purchase approximately 50% to 60% of the 1.3 million tonnes of anhydrous ammonia contemplated to be produced at the complex on an annual basis. The agreement is subject to various conditions, including the project sponsor’s ability to obtain financing within certain timeframes and the successful construction and startup of the gasification project. Should the conditions be satisfied, we anticipate that purchases of ammonia under this agreement would reduce the amount of ammonia that we currently purchase from existing suppliers, and would be a more economical way in which to source a significant amount of our overall ammonia needs.

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. Natural gas accounted for 88% of the production cost of ammonia and 29% of the cost of our fertilizer production in Louisiana during this past fiscal year. The majority of natural gas is sourced through fixed priced physical contracts and use swap contracts and options to fix the price of an additional portion of future purchases. The remainder is purchased either on the domestic spot market or under short-term contracts.

Our ammonia requirements for our Florida operations are purchased rather than manufactured on site, therefore we use little natural gas in our Florida operations.

Sales and Marketing

For a discussion of Phosphates sales and marketing, see “Sales and Marketing Activities” later in this report.

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

The map below shows the location of each of our potash mines.

Our current potash capacity, excluding tonnage produced at Esterhazy for Potash Corporation of Saskatchewan (PCS) pursuant to a contract described below, totals 9.3 million tonnes of product per year and accounts for approximately 13% of world capacity and 35% of North American capacity. Production during the fiscal year ended May 31, 2006, excluding tonnage produced for PCS at Esterhazy, totaled 7.2 million tonnes and accounted for approximately 12% of world output and 40% of North American production.

The following table shows annual capacity at May 31, 2006 and mined ore, average grade and finished product output by mine for the past three fiscal years:

		2006			2005			2004
(tonnes in millions)	Annual Capacity (1)	Ore Mined	Grade % K2O	Product	Ore Mined	Grade % K2O	Product	Ore Mined	Grade % K2O	Product
Canada
Belle Plaine - MOP	2.8	8.1	18.0	2.2	9.7	18.0	2.4	9.0	18.0	2.5
Colonsay - MOP	1.8	3.5	26.8	1.2	3.8	26.5	1.5	3.4	26.4	1.4
Esterhazy - MOP	3.9	9.8	24.2	3.4	11.7	23.9	4.0	10.7	24.1	3.7

Canadian Total	8.5	21.4	22.3	6.8	25.2	22.0	7.9	23.1	22.1	7.6
United States
Carlsbad - MOP	0.5	3.4	11.9	0.5	3.7	12.5	0.5	3.2	12.6	0.4
Carlsbad - K-Mag	1.2	2.8	6.8	0.7	3.3	7.4	0.9	3.1	7.4	0.6

Carlsbad Total	1.7	6.2	9.6	1.2	7.0	10.1	1.4	6.3	10.0	1.0
Hersey - MOP	0.1	0.2	26.7	0.1	0.3	26.7	0.1	0.3	26.7	0.1

United States Total	1.8	6.4		1.3	7.3		1.5	6.6		1.1

Totals	10.3	27.8	19.5	8.1	32.5	19.5	9.4	29.7	19.6	8.7

Total excluding PCS	9.3	25.1		7.2	29.8		8.5	26.9		7.8

(1)	Finished product (KCl)

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2006 for each of our mines is as follows:

	Reserves (1)(2)		Potash Mineralization (1)(3)
(tonnes in millions)	Millions of Recoverable Tonnes	Average Grade (% K2O)	Millions of Potentially Recoverable Tonnes
Canadian Operations
Belle Plaine	687	18.0	1,921
Colonsay	275	26.4	173
Esterhazy	571	24.5	408

sub-totals	1,533	21.9	2,502
United States Operations
Carlsbad	107	9.2	-
Hersey	40	26.7	-

sub-totals	147	14.0	-

Totals	1,680	21.2	2,502

(1)	There has been no third party review of reserve estimates within the last three years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(2)	Includes both proven and probable reserves.
(3)	The non-reserve potash mineralization reported in the table in some cases extends to the boundaries of the mineral rights we own or lease. Such boundaries are up to 16 miles from the closest existing sampled mine entry or exploration core hole.

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

Extensive potash deposits are found in the southern half of the Province of Saskatchewan. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporites. The evaporite deposits are bounded by limestone formations and contain the potash beds. Three potash deposits of economic importance occur in Saskatchewan: the Esterhazy, Belle Plaine and Patience Lake members. The Patience Lake member is mined at Colonsay, and the Esterhazy member at Esterhazy. At Belle Plaine all three members are mined. The major potash members each contain several potash beds of different thicknesses and grades. The particular beds mined at Colonsay and Esterhazy have a mining height of 11 and 8 feet, respectively. At Belle Plaine several beds of different thicknesses are mined.

Our four potash mines in Canada produce muriate of potash (MOP) exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and load it on to conveyor belts. The ore is then crushed, moved to storage bins and then hoisted to refineries above ground. In contrast, our solution mining process involves heated water, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 5,000 feet. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 23 different potash products, including industrial grades, many through proprietary processes.

Under a long-term contract with PCS, we mine and refine PCS reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately 0.9 million tonnes and a minimum of approximately 0.45 million tonnes per year. The current contract extends through December 31, 2011 and is renewable at the option of PCS for three additional five-year periods, provided that PCS has not received all of its available reserves under the contract.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	12,733	10,057	109,205	131,995
Leased from Province	47,840	62,997	135,986	246,823
Leased from others	-	320	22,837	23,157

Total under control	60,573	73,374	268,028	401,975

We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2094 to 2142.

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax, which we refer to as the Potash Production Tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash. Our taxes, fees and royalty expenses were $90.1 million for the fiscal year ended May 31, 2006, including $74.2 million of Saskatchewan resource taxes. We also pay the greater of (i) a capital tax on our paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and (ii) a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In the fiscal year ended May 31, 2006, we recorded capital surtax of $28.3 million. These taxes, fees and royalties are recorded in our cost of goods sold.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Since December 1985, we have experienced an inflow of water into one of our two interconnected potash mines at Esterhazy. As a result, we have incurred expenditures, certain of which have been capitalized while others have been charged to expense, to control the inflow. Since the initial discovery of the inflow, we have been able to meet all sales obligations from production at the mines. We have considered alternatives to the operational methods employed at Esterhazy. However, the procedures we utilize to control the water inflow have proven successful to date, and we currently intend to continue conventional shaft mining. Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause us to change our mining process or abandon the mines. While shaft mining, in general, poses safety risks to employees, it is our opinion and that of our independent advisors that the water inflow at Esterhazy does not create an unacceptable or unmanageable risk to employees. The current operating approach and related risks are reviewed on a regular basis.

Due to the ongoing water inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers’ shaft mines in Saskatchewan, our Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

United States Mines

In the United States, we have two potash facilities, including a shaft mine located in Carlsbad, New Mexico and a solution mine located in Hersey, Michigan.

Our potash mineral rights in the United States consist of the following:

	Carlsbad	Hersey	Total
Acres under control
Owned in fee	-	581	581
Long-term leases	65,635	1,799	67,434

Total under control	65,635	2,380	68,015

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

Two types of potash are produced at the Carlsbad refinery. MOP is the primary source of potassium for the crop nutrient industry. Double sulfate of potash magnesia is the second type of potash marketed under our brand name K-Mag® brand, and contains significant amounts of sulfur, potassium and magnesium, with low levels of chloride.

At the Carlsbad facility, we mine and refine potash from 65,635 acres of mineral rights. We control these reserves pursuant to either (i) various leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 107 million tonnes of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 6.6 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 19.7 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 10 years and 15 years, respectively.

At Hersey, Michigan, we operate a solution mining facility which produces salt and potash. Mining occurs in the Michigan Basin in a predominantly rock salt formation called the Salina Group Evaporite. This formation is a clean salt deposit with interlayered beds of sylvinite and carbonate. At the Hersey facility, our mineral rights consist of 581 acres owned in fee and 1,799 acres controlled under leases that, in general, continue in effect at our option as long as we continue our operations at Hersey. These lands contain an estimated 40 million tonnes of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. We are currently evaluating whether to continue to mine the potash reserves at this site.

The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Royalties for the U.S. operations, which are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases, amounted to approximately $5.7 million for the fiscal year ended May 31, 2006.

Natural Gas

Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation and storage of natural gas amounted to approximately 18% of Potash’s production costs for 2006. Our two solution mines accounted for approximately 77% of Potash’s total natural gas requirements for potash production. We purchase a portion of our requirements through fixed price physical contracts and use swap contracts and options to fix the price of an additional portion of future purchases. The remainder of our requirements is purchased either on the domestic spot market or under short-term contracts.

Sales and Marketing

For a discussion of Potash sales and marketing, see “Sales and Marketing Activities” later in this report.

Offshore

Offshore is comprised of port facilities, blending and distribution operations in several countries throughout the world and includes our ownership interest in production facilities in Brazil, China and Argentina. Offshore serves as a market for Phosphates and Potash but also purchases and markets products from other suppliers worldwide. Offshore operates both bulk blending facilities and NPK plants to meet our customers’ needs. A NPK plant combines varying amounts of nitrogen, phosphorous and potassium into a single granule as compared to a bulk blending plant, which combines several products of different analysis to make a mixture. A NPK granule will consistently deliver all the nutrients to the plant uniformly without concern about segregation of the individual products.

Offshore markets fertilizer products and provides other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in South America, Europe, and the Asia-Pacific regions through blending and bagging facilities, NPK plants, port terminals, warehouses and sales and technical offices.

The following map shows the locations of our Offshore operations in South America and Asia:

Brazil

We are one of the largest producers and distributors of blended fertilizers for agricultural use in Brazil. Our fertilizer operations, together with our investments in other Brazilian fertilizer companies, allows us to be vertically integrated and gives us a significant presence in the Brazilian fertilizer market.

We operate bulk blending plants in eight locations in Brazil. We have two SSP plants and a feed phosphate plant at Cubatao. Together these plants annually distribute approximately 2.0 million tonnes of fertilizer in Brazil. We also operate an import terminal that handles approximately 1.8 million tonnes of imported fertilizers.

Our Brazilian operations include a 62.05% ownership interest in Fospar, S.A., which we refer to as Fospar, and a 45% ownership interest in IFC, S.A., which we refer to as IFC. Fospar operates two major assets located in

Paranagua, including a SSP granulation plant and a deep-water fertilizer port and throughput warehouse terminal facility, which serves the state of Parana and the West Central Region of Brazil. IFC’s operations include a blending and storage facility in Cubatao.

We also own an approximate one-third ownership interest in Fertifos. Fertifos is a Brazilian holding company that controls 55.98% of Fosfertil, a Brazilian publicly traded company. Fosfertil owns 100% of Ultrafertil, S.A. Fosfertil is the largest phosphate based fertilizer manufacturer in Brazil, operating a phosphate rock mine and a phosphate processing facility. Ultrafertil is a significant nitrogen company in Brazil that operates two nitrogen plants, a modern port facility at Santos, a phosphate rock mine and two smaller phosphate processing facilities. In addition to our ownership interest in these entities, we have an offtake agreement to purchase phosphate rock, finished nitrogen and phosphate products totaling approximately 466,000 tonnes from Fosfertil and Ultrafertil for use in our Brazilian bulk-blending operations.

Argentina

Our subsidiary, Mosaic Argentina S.A., supplies products and services to wholesale, retail and large farmer customers. We distribute approximately 360,000 tonnes of nitrogen, phosphate and blended fertilizers in Argentina. In addition, we provide agency services for Phosphates for sales to other importers.

Our largest asset is the port facility and warehouse in Quebracho, which is located near Rosario on the Parana River. In addition to supporting our own fertilizer operations, the facility also provides logistics services to third parties and provided throughput services for approximately 340,000 tonnes of product for third parties in fiscal year 2006. We also lease space at Necochea and Bahia Blanca to serve customers in the southern region of Argentina.

In May 2005, we announced the expansion of our Quebracho facility with the construction of a new SSP plant that will produce up to 240,000 tonnes of GSSP per year. This plant began operating in the first quarter of fiscal year 2007.

Chile

In Chile, we market bulk blended and straight fertilizer products to retail dealers with a small percentage of sales made directly to farmers. Our sales total approximately 250,000 tonnes per year. Straight products such as urea, DAP, MAP and GTSP account for approximately 60% of sales and bulk blends, tailored to meet specific soil and crop requirements, make up the rest. Most of our nitrogen products are imported from Argentina and Venezuela.

Our key assets in Chile include warehouse and bulk blending facilities at Conception Bay and San Antonio. Our Conception Bay facility mainly serves dealers in central Chile. The bulk blending plant at Conception Bay (also known as Cosmito) includes a 24,000 tonne warehouse. We also lease warehouse space at the Lirquen port at Conception Bay, where straight materials are imported and bagged. Our San Antonio facility, having similar capacity as Cosmito, serves retailers in northern Chile. We also lease a facility at Puerto Montt that includes a 25,000 tonne warehouse and bulk blender to serve customers in southern Chile.

China

Since the mid-1990s, we have developed and expanded our fertilizer distribution business in the world’s largest phosphate market through wholly owned businesses as well as through alliances with local strategic partners.

Yunnan Three Circles Sinochem Cargill Fertilizers Co., Ltd.

We own a 35% equity stake in Yunnan Three Circles Sinochem Cargill Fertilizers Co., Ltd., which we refer to as Yunnan. Yunnan’s state-of-the-art phosphate granulation facility is located near Kunming in the Yunnan province in south central China. Yunnan’s phosphate granulation plant brings together our technical expertise and that of Yunnan Three Circles Chemical Co., with the importing capabilities of Sinochem Corporation, the local distribution network of Yantai Municipal Agricultural Means of Production, and the product quality and brand recognition of Cargill.

Yunnan commenced production in August 2002, and currently has an annual DAP production capacity of approximately 600,000 tonnes. The company began marketing DAP under the Cargill brand in February 2003. In connection with the Combination, we were granted a five year royalty-free trademark license which allows us to use Cargill’s brand to market our products. We continue to build the Mosaic brand in China as well as in other countries.

Yunnan produces DAP for shipment to north and northwest China, and Sinochem is among its largest customers. Phosphoric acid used in the production of DAP at Yunnan is purchased from Yunnan Three Circles Chemical Co. Ammonia used in production of DAP is sourced from local producers.

Bonded Warehouse Program

Acting as agents, we handle up to 400,000 tonnes of DAP annually through bonded warehouse programs. Chinese importers are able to purchase fertilizer products from strategically located bonded warehouses at Chinese ports. The bonded warehouse program is attractive to Chinese importers because it permits customers to purchase product on a just-in-time basis, reducing market risks from both large vessel purchases and long ocean voyages. As a customer and quality assurance service, we handle and manage the supply chain deliveries for fertilizer vessels until discharged in China, and also act as a bagging, warehousing and dispatch liaison in moving fertilizer products onto trucks or railcars. We operate bonded warehouses at five ports throughout mainland China.

Mosaic Fertilizers (Yantai) Co. Ltd.

Mosaic Fertilizers (Yantai) Co., Ltd., which we refer to as Yantai, owns and operates a 200,000 tonne per year bulk blending facility in the port of Yantai, China. We produce and sell bulk blend fertilizers tailored to specific soil and crop requirements and provide agricultural services mainly in the Shandong Province of China. We also act as a sales agent for other Mosaic operations in China as well as for other foreign owned fertilizer plants. Our agency volume is approximately 30,000 tonnes per year. Primary raw materials for our blended fertilizer production are granular urea, DAP, MAP, and potash.

Jiangsu Mosaic Agricultural Means of Production Co. Ltd.

Jiangsu Mosaic Agricultural Means of Production Co. Ltd., which we refer to as Jiangsu, owns and operates a 170,000 tonne per year NPK compound fertilizer production facility in the Jiangsu Province of China. We own a 60% interest in Jiangsu.

Jiangsu is strategically located along the Yangtze River, produces and sells NPK compounds to customers in the seven China provinces along the Yangtze River and to customers in northern China through Mosaic’s operations. Jiangsu uses urea, MAP, potash, ammonium chloride and other fertilizers in the production of its NPK compounds. Most of the raw materials are sourced locally.

Mosaic Fertilizers (Qinhuangdao) Co., Ltd.

Our subsidiary, Mosaic Fertilizers (Qinhuangdao) Co. Ltd., which we refer to as Qinhuangdao, owns and operates a 200,000 tonne per year bulk blending facility in the port of Qinhuangdao, China. The plant started production in March 2005. We produce and sell bulk blend fertilizers tailored to specific soil and crop requirements and provide agricultural services in the northeast, northwest and northern parts of China. We also act as a sales agent for other Mosaic operations in China as well as for other foreign owned fertilizer plants. Primary raw materials for our blended fertilizer production are granular urea, DAP, MAP and potash.

India

Our subsidiary, Mosaic India Private Ltd., operates distribution facilities and a deep-water port facility where we import fertilizers into India. We also serve as marketing agent for Phosphates in India. Our port facility is a marine terminal at Rozy, Jamnagar on the west coast of India and we are the wholesale distributor of the leading brand of DAP. We are in the process of transitioning from the Cargill brand to the Mosaic brand in India.

In fiscal year 2006, we marketed approximately 1.8 million tonnes of phosphate products in the Indian market to three customer segments, including national account customers who typically are large established fertilizer producers or marketers, a joint marketing program in which we jointly distribute fertilizer through a retail network owned by Tata Chemicals and under Tata Chemical’s brand name, and in-country distribution of branded fertilizers, mainly Mosaic branded DAP, to farmers through a network of wholesale and retail distributors in the northern and western states of India. Our Rozy port operations has annual throughput of approximately 485,000 tonnes.

The Indian government puts a uniform cap on the price of DAP sold in the country. This price is below imported and domestic production costs. The difference is made up to importers and local fabricators in the form of a subsidy from the government. The subsidy is determined by the government quarterly, but may not be announced until well after the quarter’s end.

Thailand

Our subsidiary, Mosaic International Thailand Ltd., distributes fertilizer in Thailand through a 50,000 tonne warehouse and 240,000 tonne bulk blending facility at Sriracha, Thailand. We produce and sell approximately 170,000 tonnes of bulk blends and distribute another 100,000 tonnes of straight fertilizers in Thailand each year.

We market bulk blended products, ranging from standard blends to premium brands, to various segments in the Thai market. Materials for blending include urea, DAP, potash, ammonium sulphate and other micronutrients. These raw materials typically are imported from Australia, Canada, China, Indonesia, Malaysia, and the United States.

Other Offshore Operations

In addition to our Offshore locations described above, we also maintain operations and/or sales offices in Australia, France, Hong Kong, Mexico, Russia, Ukraine and Vietnam.

Sales and Marketing

For a discussion of Offshore sales and marketing, see “Sales and Marketing Activities” later in this report.

Nitrogen

Nitrogen consists of our equity interest in the net income of Saskferco and our nitrogen sales and distribution activities. The distribution activities include marketing activities for Saskferco and the sales of nitrogen products purchased from unrelated parties. We are the exclusive marketing agent for nitrogen products produced by Saskferco. Saskferco is a world-scale and energy-efficient Saskatchewan-based nitrogen corporation in which we have a 50% ownership interest.

Principal Products

Saskferco’s principal products include the following:

Anhydrous Ammonia. Anhydrous ammonia is a high analysis nitrogen product that is used both as a direct application fertilizer mostly in North America as well as the building block for most other nitrogen products, such as urea. Ammonia, a natural gas at normal temperatures and pressures, is stored and transported as a liquid either under pressure or in refrigerated vessels. Farmers inject ammonia into the soil as a natural gas. Ammonia is a low cost source of nitrogen in markets with well-developed distribution infrastructures and specialized application equipment. Rapidly escalating costs for regulatory compliance and liability insurance have diminished the advantage of ammonia over other nitrogen products during the past few years in North America.

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

Urea Ammonium Nitrate (UAN) Solution. UAN solution is the most widely used liquid fertilizer worldwide. UAN solution is produced by combining urea solution, ammonium nitrate solution and water. It contains between 28% and 32% nitrogen. The distribution of UAN solution requires specialized infrastructure and equipment for the storage, transportation and application of liquid product.

Production and Properties

Saskferco’s nitrogen plant, located near Belle Plaine, Saskatchewan, has the capacity to produce approximately 1,860 tonnes of anhydrous ammonia, 2,850 tonnes of granular urea solution, and 650 tonnes of UAN liquid fertilizer solution per day. Saskferco produces granular urea, feed grade urea, 28% and 32% UAN solution and anhydrous ammonia for customers primarily in western Canada and the northern tier of the United States.

The growth in nitrogen demand in western Canada and northern tier states of the United States since 1992 has enabled us to market an increasing share of Saskferco’s output into core markets that are located within a few hundred miles of the facility.

Sales and Marketing

For a discussion of Nitrogen sales and marketing, see “Sales and Marketing Activities” below.

SALES AND MARKETING ACTIVITIES

United States and Canada

Mosaic has a sales and marketing team that serves our Phosphates, Potash and Nitrogen business segments and sells products purchased from unrelated third parties. We sell to wholesalers, cooperatives, independent retailers and national accounts. To service the needs of our customers, we own and operate a network of warehouse distribution facilities strategically located along or near the Mississippi and Ohio Rivers as well as in other key geographic regions of the United States. From these facilities, we market nitrogen (typically in the form of urea or UAN solution), phosphate (typically in the form of DAP, MAP, ME or GTSP) and potash to customers who in turn resell the product to U.S. farmers.

We own the Port Cargill fertilizer operations in Savage, Minnesota, with approximately 109,000 tonnes of dry product storage capacity, as well as warehouse distribution facilities in Pekin, Illinois (dry storage capacity of approximately 73,000 tonnes), Louisville, Kentucky (both dry and liquid storage capacity of approximately 40,000 tonnes), Henderson, Kentucky (both dry and liquid storage capacity of approximately 68,000 tonnes), Melbourne, Kentucky (dry storage capacity of approximately 24,000 tonnes) and Houston, Texas (dry storage capacity of approximately 54,000 tonnes), which has a deep water berth providing access to the Gulf of Mexico. In addition, we are a 50% owner of River Bend Ag, LLC, a wholesale distribution company located in New Madrid, Missouri with storage capacity of approximately 24,000 tonnes for dry products and 19,000 tonnes for liquid products.

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

Our Canadian customers include independent dealers, national accounts and Cargill AgHorizons, a retail fertilizer business segment owned by Cargill. We also lease a warehouse facility in Clavet, Saskatchewan and own a facility in Belle Plaine, Saskatchewan.

International

Internationally, we market our Phosphates products through the Phosphate Chemicals Export Association, Inc., which we refer to as PhosChem. We also market Phosphates’ products through Offshore. Our Saskatchewan potash products are sold through Canpotex Limited, which we refer to as Canpotex. Canpotex sales are generally allocated among the producer members based on production capacity. We currently supply approximately 36% of Canpotex’s requirements. Our exports from Carlsbad are sold through our own sales force. The Offshore operations also purchase phosphate, potash and nitrogen products from, or market these products for, unrelated third parties. These operations focus on providing quality crop nutrients as well as innovative and customized solutions to crop nutrient manufacturers, distributors and retailers. To service the needs of customers, we own and operate a network of warehouse distribution facilities strategically located in key geographic areas throughout several countries. During the fiscal year ended May 31, 2006, Offshore sold approximately 11% of Mosaic’s sales of phosphate crop nutrients produced in North America and 2% of Mosaic’s sales of potash crop nutrients produced in North America.

During the fiscal year ended May 31, 2006, approximately 86% of our export sales of phosphate crop nutrients were marketed through PhosChem. We administer PhosChem on behalf of ourselves and two other member companies. We estimate that PhosChem’s sales represent approximately 71% of total U.S. exports of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, China, Australia and Pakistan. During the fiscal year ended May 31, 2006, PhosChem’s concentrated phosphates exports to Asia were 65% of total shipments by volume, with India representing 26% and China representing 18% of export shipments.

Our potash is sold throughout the world, with the largest amount of sales outside of North America made to China, Japan, Korea, Taiwan, South East Asia, Australia, Europe and Latin America, principally through Canpotex. In fiscal year 2006, 82% of the potash we produced was sold as crop nutrients, while 18% was sold for nonagricultural uses.

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

Shipments

The table below shows our shipments of concentrated phosphates in thousands of dry product tonnes, primarily DAP:

	2006		2005		2004
	Tonnes	%	Tonnes	%	Tonnes	%
Domestic	2,661	28%	3,428	32%	3,254	31%
Export	6,993	72%	7,325	68%	7,240	69%

Total shipments	9,654	100%	10,753	100%	10,494	100%

As of May 31, 2006, we had contractual commitments for the fiscal year ending May 31, 2007 from non-affiliated customers for the shipment of approximately 2.5 million tonnes of concentrated phosphates.

The table below shows our shipments of phosphate feed products in thousands of tonnes:

	2006		2005		2004
	Tonnes	%	Tonnes	%	Tonnes	%
Domestic	642	70%	519	69%	128	58%
Export	271	30%	235	31%	94	42%

Total shipments	913	100%	754	100%	222	100%

As of May 31, 2006, we had contractual commitments from non-affiliated customers for the shipment of phosphate feed products amounting to approximately 0.6 million tonnes for the fiscal year ending May 31, 2007.

The table below shows our shipments of potash in thousands of tonnes:

	2006		2005		2004
	Tonnes	%	Tonnes	%	Tonnes	%
Domestic
Customers	3,033	47%	4,682	55%	5,210	60%
Captive	739	11%	397	5%	484	6%

	3,772	58%	5,079	59%	5,694	66%
Export	2,726	42%	3,496	41%	2,951	34%

Total shipments	6,498	100%	8,575	100%	8,645	100%

As of May 31, 2006, we had contractual commitments for the fiscal year ending May 31, 2007 from non-affiliated customers for the shipment of potash amounting to approximately 1.5 million tonnes.

COMPETITION

Because fertilizers are global commodities available from numerous sources, fertilizer companies compete primarily on the basis of delivered price. Other competitive factors include product quality, procurement of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirement or are owned or subsidized by their governments and, as a result, may have cost advantages over U.S. companies. Additionally, foreign competitors are frequently motivated by non-market factors such as the need for hard currency.

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

As the largest miner of phosphate rock in the United States, and the world’s largest producer of concentrated phosphates, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key raw materials, phosphate rock, to our phosphate production facilities. In addition, we produce another raw material, ammonia, to captively supply our Faustina concentrates facility. With our own sulfur transportation barges and our 50% ownership interest in Gulf Services, we are well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key raw material.

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

Nitrogen

Nitrogen is a global commodity with production throughout the world. Approximately half of the urea and ammonia used in the United States annually is imported from multiple offshore sources. Natural gas is the primary raw material used in nitrogen production and may represent as much as 90% of the cost of a tonne of nitrogen-based fertilizer. With high North American natural gas costs, many offshore producers have a nitrogen production cost advantage and have used this to increase capacity and sales into key markets like North America. Saskferco is able to secure Canadian natural gas, which has historically traded at a small discount compared to United States prices. Additionally, Saskferco has one of the most modern and efficient plants in North America. Saskferco’s products are marketed within close proximity of its plant which is geographically removed from imports. Saskferco’s cost of delivering its product to customers is significantly lower than that of offshore competitors and helps offset the natural gas cost differential.

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors, which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the Spring and Fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. During the fiscal year ended May 31, 2006, we experienced a more pronounced level of seasonality than in prior years. We believe that the more pronounced level of seasonality is due to high natural gas and raw materials prices that affected the selling price of our products, leading our customers to delay purchases, and a lessening of our international sales that we believe is to a significant degree due to an increasing Chinese self-sufficiency in phosphate fertilizers as well as ongoing weak farm economics in Brazil. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

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

Our foreign operations are subject to risks from changes in foreign currencies. The costs of our Canadian operations are principally denominated in the Canadian dollar while its sales are principally denominated in the U.S. dollar. As a result, significant changes in the exchange rate of these two currencies can have a significant effect on our business and results of operations. We have included additional detail under “Market Risk” in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this report.

OTHER MATTERS

Environmental, Health and Safety Matters

Environmental matters are an important aspect of our business, results of operations, financial condition and cash flows. We have included information regarding environmental matters under “Environmental, Health and Safety Matters” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our annual report to stockholders that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

We had approximately 7,600 employees as of May 31, 2006, consisting of approximately 3,000 salaried and 4,600 hourly employees. As part of the Phosphates Restructuring we expect to eliminate approximately 625 of these positions in fiscal 2007.

Labor Relations

As of May 31, 2006:

•	We had 11 collective bargaining agreements with unions, covering approximately 85% of our hourly employees in North America. Of these employees, approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal 2007.

•	One of these collective bargaining agreements, covering employees at our Colonsay, Saskatchewan, potash mine that comprise approximately 10% of total hourly employees in North America, had expired on April 20, 2006 and has not yet been renewed. Negotiations are ongoing although no new agreement has been reached. Employees covered under this collective bargaining agreement have continued to operate under the terms of the contract.

•	Agreements with nine unions covered all employees in Brazil, representing 58% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

•	We also had collective bargaining agreements with unions covering employees in several other countries.

Failure to renew any of our union agreements, including the contract at our Colonsay, Saskatchewan, potash mine, could result in a strike or labor stoppage that could materially adversely affect our operations. However, we have not experienced a significant work stoppage in many years and consider our labor relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers as of July 31, 2006 is set forth below. Each of our executive officers has served in the positions listed in the table below since the Combination, except as expressly indicated below:

Name	Age	Position
Norman B. Beug	54	Vice President—Potash Operations
Anthony T. Brausen	47	Vice President—Finance and Chief Accounting Officer
Fredric W. Corrigan	63	Chief Executive Officer, President and Director
Richard L. Mack	38	Senior Vice President, General Counsel and Corporate Secretary
Steven L. Pinney	52	Senior Vice President—Phosphates Operations
James T. Prokopanko	53	Executive Vice President and Chief Operating Officer
Lawrence W. Stranghoener	52	Executive Vice President and Chief Financial Officer
James T. Thompson	55	Executive Vice President
Linda Thrasher	40	Vice President—Public Affairs
David W. Wessling	45	Vice President—Human Resources

Norman B. Beug. Prior to the Combination, Mr. Beug was the Vice President and General Manager of IMC’s Potash Business Segment from February 2003 through October 2004. In addition, Mr. Beug became Vice President—Potash Operations of Mosaic on June 14, 2004. Mr. Beug joined a predecessor of IMC in 1977. Mr. Beug’s prior service for IMC and its predecessor companies included a variety of supervisory and management positions in the potash business.

Anthony T. Brausen. Mr. Brausen became Vice President – Finance and Chief Accounting Officer of Mosaic on April 20, 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company since March 2000.

Fredric W. Corrigan. Prior to the Combination, Mr. Corrigan served as Executive Vice President of Cargill from November 1999 through October 2004, Chairman of the Board of Cargill Fertilizer, Inc. from September 1994 through October 2004 and Chairman of the Cargill Corporate Business Excellence Committee from August 2000 through October 2004. Mr. Corrigan also served on Cargill’s Corporate Leadership Team and Corporate Public Affairs Committee, as well as the board of directors of several Cargill joint ventures. In addition, until October 21, 2004, the day before the Combination, Mr. Corrigan was Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and a director of Mosaic from January 26, 2004. Mr. Corrigan joined Cargill in 1966. His prior service for Cargill included various executive positions for its fertilizer and other agricultural businesses, including President of Cargill’s Fertilizer Division and President of Cargill Worldwide Fertilizer.

Richard L. Mack. Prior to the Combination, Mr. Mack served as an attorney in Cargill’s worldwide law department since 1994, serving most recently as a Senior Attorney since 2000. In addition, prior to October 21, 2004, the day before the Combination, Mr. Mack was Senior Vice President and General Counsel of Mosaic from June 14, 2004. Upon joining Cargill in 1994, Mr. Mack’s responsibilities included working with Cargill’s worldwide crop nutrition businesses and counseling several additional business segments and shared service organizations within Cargill.

Steven L. Pinney. Prior to the Combination, Mr. Pinney served as a Senior Vice President and then President of Cargill Fertilizer, Inc., a subsidiary of Cargill, and Business Segment Leader of Cargill’s Phosphates Production Business Segment from 1999 to October 2004. In addition, Mr. Pinney became Senior Vice President -Phosphates Operations of Mosaic on June 14, 2004. Mr. Pinney joined Cargill in 1976 and previously held various management and engineering positions in its fertilizer and other agricultural businesses.

James T. Prokopanko. Until joining us as Executive Vice President and Chief Operating Officer on July 31, 2006, Mr. Prokopanko was a Corporate Vice President of Cargill since 2004. He was Cargill’s Corporate Vice President with executive responsibility for procurement since 2002 and a platform leader responsible for its Ag Producer Services Platform since 1999. After joining Cargill in 1978, Mr. Prokopanko served in a wide range of leadership positions, including being named Vice President of North American crop inputs business in 1995. During his Cargill career, Mr. Prokopanko was engaged in retail agriculture businesses in the United States, Canada, Brazil, Argentina and the United Kingdom. Mr. Prokopanko resigned from all of his current positions with Cargill and its subsidiaries (other than Mosaic) in connection with his election as Executive Vice President and Chief Operating Officer of Mosaic. Mr. Prokopanko has served as a director of Mosaic since October 2004 and served as a member of the Corporate Governance and Nominating Committee and the Environmental, Health and Safety Committee of the Company’s Board of Directors since his election to the Board through July 31, 2006.

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

James T. Thompson. Prior to the Combination, Mr. Thompson served as president of Cargill Steel from January 1996 through October 2004, with responsibility for North Star Steel Company, North Star Recycling Company, Cargill Steel Service Centers and Cargill Wire. In addition, Mr. Thompson became an Executive Vice President of Mosaic on June 14, 2004. Mr. Thompson was a member of Cargill’s Corporate Center and the Business Conduct Committee. Previously, Mr. Thompson had served Cargill in a variety of positions since 1974.

Linda Thrasher. Prior to the Combination, Ms. Thrasher was the Director of Public Policy for Cargill’s Washington, D.C. office since joining Cargill in 1994. In addition, Ms. Thrasher became Vice President - Public Affairs of Mosaic on June 14, 2004. Ms. Thrasher handled extensive legislative and regulatory issues for Cargill’s fertilizer, salt and steel businesses and spent significant time working on environmental and trade issues.

David W. Wessling. Prior to joining us in January 2005 as our Vice President - Human Resources, Mr. Wessling worked at Cargill since 1984 serving most recently as Vice President - Global Human Resource Shared Services and Vice President - North American Human Resources. From 1984 to 2001, Mr. Wessling served Cargill’s meat and poultry processing businesses in a variety of plant, divisional office, international and corporate human resource assignments. Mr. Wessling served Cargill Meat Solutions as Vice President - Human Resources from 1996 to 2001.

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

Our executive officers are generally elected to serve until their respective successors are elected and qualified or until their earlier death, resignation or removal. No “family relationships,” as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

GLOSSARY OF INDUSTRY TERMS

Nutrient Analysis

Normally expressed as a series of three numbers, the nutrient analysis represents the content of a crop nutrient material or fertilizer in terms of its percent (by weight) of nitrogen, phosphate and potash (represented by the letters N-P-K). Our primary phosphate products (DAP, MAP and GTSP) are commonly referred to as “high analysis” fertilizers, containing the highest phosphate analysis of any crop nutrients.

Examples:

Diammonium Phosphate (DAP)

18-46-0

18% (N) Nitrogen

46% (P) Phosphate

0% (K) Potash

Muriate of Potash (MOP)

0-0-60

0% (N) Nitrogen

0% (P) Phosphate

60% (K) Potash

NPK

“NPK” or “N-P-K” is a term commonly used to describe a fertilizer granule that includes a combination of nitrogen, phosphate and potassium. An NPK plant is a granulation plant that produces NPK fertilizer. We use two processes for granulation. Chemical granulation uses sulfuric acid, phosphoric acid and ammonia along with other dry raw materials to granulate the product. Steam granulation uses steam and water along with dry raw materials to granulate the product.

Tons

In this report, “tonne” or “tonnes” means metric tonnes unless we specify otherwise.

A short ton is equal to 2,000 pounds.

A long ton is equal to 2,240 pounds. Long tons = 1.120 x short tons.

A metric tonne is equal to 2,205 pounds. Metric tonnes = 1.102 x short tons.

Phosphates Terms

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

Chemically, the DAP structure consists of one phosphate molecule attached to two ammonium molecules and has a nutrient analysis of 18-46-0 (18% nitrogen, 46% phosphate, 0% potash). The MAP structure consists of one phosphate molecule attached to one ammonium molecule and has a nutrient analysis of 11-52-0 (11% nitrogen, 52% phosphate, 0% potash).

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

GSSP/SSP

GSSP (granulated single superphosphate) and SSP (powdered form) are manufactured by mixing sulfuric acid with phosphate rock, which produces SSP. SSP powder can either be combined with other nutrients to produce NPK or can be granulated into GSSP.

GTSP (Granular Triple Superphosphate)

GTSP is a granular phosphate crop nutrient that does not contain any nitrogen, and has a nutrient analysis of 0-46-0 (0% nitrogen, 46% phosphate, 0% potash). This product is normally used in crop nutrient applications where a high phosphate analysis is required but where nitrogen is either not desired or not necessary. GTSP also has a small but growing application in certain industrial and environmental uses where a clean source of readily-available phosphate is needed.

MicroEssentials™ (ME)

MicroEssentials™ is a value-added DAP or MAP product that features a patented process that creates very thin platelets of sulfur on the product. Over time, these sulfur platelets break down in the soil and are absorbed by plants.

P2 O5 (Phosphorous Pentoxide)

This expression for phosphorous pentoxide represents the chemical form of phosphate that exists in fertilizers and crop nutrients. A fertilizer with the analysis of 0-46-0 (granular triple superphosphate, or GTSP) would contain 46% P2O5. For simplicity, this term is usually replaced by the letter “P” and the terms “P2O5” and “P” are used somewhat interchangeably.

Phosphate Chemicals Export Association, Inc. (PhosChem)

PhosChem, formed in 1974 under the Webb-Pomerene Act, is responsible for export marketing of concentrated phosphates produced in the United States by its member companies. We manage PhosChem’s dry product sales and marketing efforts on behalf of the other members. Our financial statements include PhosChem as a consolidated subsidiary.

Phosphate Rock

Phosphate rock is the naturally occurring deposit of phosphate-rich minerals that we mine and process for use as a feed stock in the manufacture of high-analysis granular crop nutrients.

Phosphoric Acid

Phosphoric acid is a dark brown, viscous liquid produced by reacting refined phosphate ore with concentrated sulfuric acid. This intermediate product is used as a feed stock in the production of almost all granular crop nutrients including DAP, MAP and GTSP.

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

K2O (Potassium Oxide)

Since the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement by defining a product’s potassium content, or grade, in terms of equivalent percentages of K2O (potassium oxide). A K2O equivalent of 60% and 22% is the customary minimum standard for muriate of potash and double sulphate of potash magnesia products, respectively.

KCl or MOP (Potassium Chloride)

Potassium chloride (KCl), or muriate of potash (MOP), contains 60% to 62.5% K2O and is the most widely used potassium fertilizer. The product varies in color from white to red. White potash typically contains 62.5% K2O. It is used in agriculture, but its unique properties (lower insolubles and higher analysis) make it the product of choice in the industrial market as an icemelter and in liquid fertilizers. Mosaic is the global leader in the production of white potash, and white potash generally commands a premium price over competitive forms of MOP. Coarse and granular red potash are suited to bulk blending with the standard grade primarily sold to export customers.

K-Mag® (Potassium Magnesium Sulphate)

Potassium magnesium sulphate (K-Mag®) is produced from langbeinite ore near Carlsbad, New Mexico. It contains 21% to 22% K2O, 11% magnesium and 22% sulfur and is used on chloride-sensitive crops that are grown on soils deficient in these three nutrients. It is essentially chloride-free and is a neutral salt that does not change the pH at any application rate, which is advantageous for many crops.

Potash

Potash is a generic term used to describe potassium fertilizers containing 22% to 62% K2O. Potash is sold on its oxide or K2O content. A fertilizer with the analysis of 0-0-62 would contain 62% K2O by weight. Shaft (conventional) and solution mining are the two primary techniques employed to produce potash. Conventional (shaft) mining undercuts the face, drills and blasts. Solution mining uses hot salt brine that is pumped down to the potash bed, dissolving mainly potassium salts, and returns the potash brine to the surface for refining.

Potassium (K)

Potassium is one of the three primary crop nutrients required for plant growth. It is required for several physiological functions in the plant, including carbohydrate metabolism, the synthesis of proteins and the activation of enzymes.

Nitrogen Terms

Ammonia

Ammonia is produced primarily from natural gas and atmospheric nitrogen as the first step in nitrogen fertilizer production. It can also be applied directly to soils. Anhydrous ammonia (NH3) is a natural gas with 82% nitrogen. Ammonia is condensed by pressure and cooling, and stored and transported in this liquid form.

Nitrogen (N)

Nitrogen is a natural gas that makes up 80% of the atmosphere. Essential for plant growth, it is present in chlorophyll and protein. Some plants can obtain nitrogen from the atmosphere, but most get it from soil solutions. Its nutritional value is consumed during each growing season so it must be applied to soil annually.

Urea

Urea (46% nitrogen), the most commonly produced and widely traded nitrogen product, is manufactured by reacting ammonia with carbon dioxide under high pressure. It is used as fertilizer and as a feedstock for industrial and feed purposes.

UAN (Urea ammonium nitrate)

Urea ammonium nitrate (UAN) is a liquid fertilizer solution made by dissolving ammonium nitrate and urea in water. The nitrogen content of these solutions will vary from 28% to 32%, depending on the amount of ammonium nitrate, urea and water in the solution. UAN solution is nonflammable. UAN can be handled as a liquid at atmospheric pressure and temperature.

Item 1A. Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business, financial condition or results of operations.

Our operating results are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry where we or our customers operate. These factors are outside of our control and may significantly affect our profitability.

Our operating results are highly dependent upon conditions and governmental policies in the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption), quantities of crop nutrients imported to and exported from North America and current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets. U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

International market conditions, which are also outside of our control, may also significantly influence our operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the U.S. affecting foreign trade and investment. Among the important policies that can significantly impact our business is the Indian government’s subsidy program for diammonium phosphate fertilizer. Under its current program, the Indian government places a uniform cap on the selling price of DAP to our customers that is below imported and domestic production costs. The Indian government then makes additional subsidy payments to the sellers. Because the Indian government does not make its final determination of the amount of the subsidy until after the sale has been made, we do not know our profitability on sales of DAP in India at the time of sale, and we may be required to refund estimated subsidy payments that we have received if the Indian government’s final determination of the subsidy is less than the estimated subsidies that we have received.

Our crop nutrients and other products are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may cause our results of operations to fluctuate.

Historically, the market for crop nutrients has been cyclical, and prices and demand for our products have fluctuated to a significant extent, particularly for phosphates and nitrogen and, to a lesser extent, potash. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth increases supply until the market is over-saturated, leading to declining prices and declining capacity utilization until the cycle repeats. As a result, crop nutrients prices and volumes have been volatile. This price and volume volatility may cause our results of operations to fluctuate and potentially deteriorate. The price at which we sell our crop nutrients products and our sales volumes could fall in the event of industry oversupply conditions, which could have a material adverse effect on our business, financial condition and results of operations. In contrast, high prices may lead our customers and farmers to delay purchasing decisions in anticipation of future lower prices, thus impacting our sales volumes.

Due to reduced market demand and a depressed agricultural economy, we and our predecessors have at various times suspended production at some of our facilities. The extent to which we utilize available capacity at our facilities will cause fluctuations in our results of operations, as we will incur costs for any temporary or permanent shutdowns of our facilities and lower sales tends to lead to higher fixed costs as a percentage of sales.

Our crop nutrient business is increasingly seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital, and our inability to predict future seasonal crop nutrient demand accurately may result in excess inventory or product shortages.

The crop nutrient business is seasonal. The strongest demand for our products typically occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales typically being the highest during the North American spring season and our working capital requirements typically being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

During the fiscal year ended May 31, 2006, we experienced a more pronounced level of seasonality in our business than in prior years. We believe that the more pronounced level of seasonality was due to:

•	high natural gas and raw material prices that affected the selling price of our products which led our domestic customers to delay purchases; and

•	some lessening in our international sales that has historically reduced to some extent the effects on us of the seasonality of North American agriculture. We believe that the lessening of international sales is, to a significant degree, due to China’s increasing self-sufficiency in phosphate fertilizers as well as ongoing weak farm economic conditions in Brazil.

Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. In addition, in the event of a disruption to existing transportation or terminaling facilities, alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities. Changes in the price of our raw materials or disruptions to supply could have a material impact on our businesses.

Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of diammonium phosphate (DAP) and monoammonium phosphate (MAP). Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. In addition, in the event of a disruption of existing transportation or terminaling facilities for raw materials, alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products or an extended interruption in the supply of natural gas, ammonia or sulfur to our production facilities could have a material adverse effect on our business, financial condition or results of operations.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in foreign countries.

For the year ended May 31, 2006, we derived approximately 70% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	increased government ownership and regulation of the economy in the markets we serve;

•	political and economic instability, including the possibility for civil unrest, inflation and adverse economic conditions resulting from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	nationalization of properties by foreign governments;

•	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements;

•	the imposition of tariffs, exchange controls, trade barriers or other restrictions; and

•	the impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real, the Canadian dollar and the Argentine peso.

The occurrence of any of the events above in the markets in which we operate or in other developing markets could jeopardize or limit our ability to transact business in those markets and could adversely affect our revenues and operating results and the value of our assets located outside of the United States.

Our international assets are located in countries with volatile conditions, which could subject us and our assets to significant risks.

Mosaic is a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, Argentina, Chile, China and India are a fundamental part of our business. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past and may in the future adversely affect our operations, particularly our Phosphates business, and result in increased costs, deceased production and potential liabilities.

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. We experienced minor physical damage to our facilities in Florida and Louisiana from the hurricanes in 2004 and 2005. In addition, we paid a civil fine of $0.3 million resulting from releases of phosphoric acid process wastewater at our Riverview, Florida facility, are involved in a class action lawsuit arising out of the releases, and governmental agencies have asserted claims for natural resource damages. More significantly, water treatment costs, particularly at our Florida operations, due to high water balances tend to increase significantly following excess rainfall from hurricanes and other adverse weather. Some of our Florida facilities continue to have high water levels that may, from time to time, require treatment. The high water balances at phosphate facilities in Florida has also resulted in adoption by the Florida Department of Environmental Protection of new rules requiring phosphate production facilities to meet more stringent process water management objectives within their phosphogypsum management systems. We are assessing the impact of the new rules; however, compliance with the rule could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition. If additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water and these measures could potentially have a material effect on our business and financial condition.

Adverse weather may also cause a loss of production due to disruptions in our supply chain. For example, following the impact of Hurricane Katrina in Louisiana in 2005, oil refineries that supply sulfur to us were closed and incoming shipments of ammonia were delayed, disrupting production at our Louisiana facilities.

Our operations are dependent on having received the required permits and approvals from governmental authorities. A decision by a government agency to deny any of our permits and approvals or to impose restrictive conditions on us with respect to these permits and approvals may impair our business and operations.

We hold numerous governmental environmental, mining and other permits and approvals authorizing operations at each of our facilities. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility.

Over the next several years, we and our subsidiaries will be continuing our efforts to obtain permits in support of our anticipated Florida mining operations at certain of our properties. In Florida, local community participation has become an important factor in the permitting process for mining companies. A denial of these permits or the issuance of permits with cost-prohibitive conditions could prevent us from mining at these properties and thereby have a material adverse effect on our business, financial condition or results of operations.

In many cases, as a condition to procuring permits and approvals, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet/income statement criteria, referred to as the financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. This may require negotiation of a consent decree that imposes alternative financial assurance or other conditions. Alternatively, we may need to provide credit support in the form of surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the future, there can be no assurance that we will be able to pass the applicable tests of financial strength, negotiate consent decrees, or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost. It is possible that we will not be able to comply with such regulations in the future or that the costs of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.

Currently, because of a change in our corporate structure resulting from the Combination, we do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality, we requested an exemption. The exemption would include an alternate financial responsibility test with revised tangible net worth and U.S. asset requirements. Our request for an exemption was initially denied in May 2006. We have reopened discussions on the subject with the Louisiana Department of Environmental Quality. There can be no assurance that the Louisiana Department of Environmental Quality will grant the exemption or that we will be able to meet its terms. If we do not receive an exemption, we may be required to enter into a consent order with the agency or may need to provide credit support, such as surety bonds or letters of credit, to fulfill our financial responsibility obligations in Louisiana.

Some of our competitors have greater resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability. These competitors include state-owned and government subsidized entities in other countries.

We compete with a number of producers in North America and throughout the world, including state-owned and government subsidized entities. Some of these entities are less highly leveraged than we are, may have greater total resources than we do, may have investment grade bond ratings, and may be less dependent on earnings from crop nutrients sales than we are. In addition, some of these entities may have access to lower cost or government-subsidized natural gas supplies, placing us at a competitive disadvantage. Furthermore, governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. To the extent other producers of crop nutrients enjoy competitive advantages or are willing to accept lower profit levels, the price of our products, our sales volumes and our profits may be adversely affected.

The environmental regulations to which we are subject, as well as our potential environmental liabilities, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental, health and safety laws and regulations in the U.S., Canada, China, Brazil and other international jurisdictions where we operate, including laws and regulations relating to land reclamation and remediation of hazardous substance releases. For example, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties”) who are considered to have contributed to the release of “hazardous substances” into the environment. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities, under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third party facilities or offsite disposal locations. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with environmental obligations, we are subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations by us, our predecessor companies and subsidiaries that our predecessors have sold at facilities that we and our subsidiaries no longer own or operate. Under CERCLA, or various state analogues, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. Laws similar to those in the United States may be applicable to international jurisdictions where we operate. In some international jurisdictions, environmental laws change rapidly and it may be difficult for us to determine if we are in compliance with all material environmental laws at any given time. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which would negatively impact our financial condition and results of operations.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting for our fiscal year ended May 31, 2006. The material weaknesses in internal control over financial reporting could result in a material error in our financial statements.

As discussed more fully in Item 9A of Part I of this report, we have identified material weaknesses in our internal control over financial reporting. The material weaknesses are:

•	Management did not sufficiently monitor the internal control over financial reporting at the Phosphates business segment to ensure they were operating effectively.

•	The Company had inadequate segregation of duties related to North American computer software applications.

•	The Company did not maintain adequate oversight and review of our accounting for income taxes.

The material weaknesses in our internal control over financial reporting could result in a material error in our financial statements. A more detailed description of these material weaknesses is included in Item 9A, “Controls and Procedures,” of this report.

We are implementing a new enterprise resource planning system with additional controls. Failure to fully implement the new system in an effective and a timely fashion will delay our ability to fully correct the material weaknesses we have identified in our internal controls.

We are implementing a new enterprise resource planning system. The new system includes additional controls that are part of our efforts to remediate the material weakness in our internal controls. Failure to fully implement the new system in an effective and a timely fashion will delay our ability to fully correct the material weakness we have identified in our internal controls. In addition, the new system includes implementation of improved business processes that we expect to improve our efficiency and our ability to manage our business, realize synergies from the Combination and reduce our costs. Failure to fully implement the new system in an effective and timely fashion could adversely affect our implementation of these improved business processes and the achievement of our goals. In some cases, the current business processes that are being replaced or improved will no longer be operational once the new system is implemented, and any failure of the new system to function effectively upon initial implementation could adversely affect our ongoing business processes and efficiency. For example, we will depend on the new system for functions such as order entry, invoicing and logistics, and a failure of the new system to perform these functions effectively could materially adversely affect our sales to customers, receipt of payment for our sales or other matters that could materially adversely affect our results of operations.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of May 31, 2006, we had outstanding indebtedness of approximately $2.6 billion. Our indebtedness, which is a significant factor leading to our current non-investment grade credit rating, could have important consequences. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	make it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our credit facilities and other agreements governing our indebtedness allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. Furthermore, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

We need significant amounts of cash to service our indebtedness. If we are unable to generate a sufficient amount of cash to service our indebtedness, our financial condition and results of operations could be negatively impacted.

We need significant amounts of cash in order to service and repay our indebtedness. Our ability to generate cash in the future will be, to a certain extent, subject to general economic, financial, competitive and other factors that may be beyond our control. If we are not able to generate cash flow from operations in an amount sufficient to enable us to service and repay our indebtedness, we will need to refinance our indebtedness or be in default under the agreements governing our indebtedness. Such refinancing may not be available on favorable terms or at all. The inability to service, repay and/or refinance our indebtedness could negatively impact our financial condition and results of operations.

The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and also require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to:

•	borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees to finance purchases of our products;

•	pay dividends on, redeem or repurchase our capital stock;

•	make monetary acquisitions of new subsidiaries;

•	make investments in entities that we do not control, including joint ventures;

•	fund our Offshore business segment from our North American operations;

•	make capital expenditures in excess of certain annual amounts;

•	transact business with Cargill except under certain circumstances;

•	engage in transactions, particularly outside of the ordinary course of business, between Mosaic Global Holdings (formerly IMC) and its subsidiaries, on the one hand, and us and our other subsidiaries, on the other hand;

•	use assets as security in other transactions;

•	sell assets, other than sales of inventory in the ordinary course of business, except in compliance with specified limits and up to specified dollar amounts, or merge with or into other companies;

•	enter into sale and leaseback transactions; and

•	enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses, including our ability to operate the predecessor businesses of IMC and fertilizer businesses of Cargill Crop Nutrition involved in the Combination in an integrated manner.

In addition, our credit facilities require that we meet certain financial tests, including an interest expense coverage ratio test and a leverage ratio test. The financial tests become more stringent over time pursuant to the terms of the Credit Agreement. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors (including trends and factors disclosed in the risk factors discussed in this Item 1A), or when the financial tests become more stringent, we may not be able to comply with the applicable financial covenants.

In addition, an Event of Default would occur under our senior secured bank credit facility unless, prior to November 30, 2007, one of the following occurs:

•	the Mosaic Global Holdings 10.875% Senior Notes due 2008 have been refinanced on specified terms, repurchased or redeemed; or
•	the Company meets a specified financial “leverage” ratio; or
•	our senior secured credit facility has been fully repaid.

A more detailed description of the events summarized above is incorporated by reference to Note 13 of our Consolidated Financial Statements included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” There can be no assurance that one of these events will occur prior to November 30, 2007.

Any failure to comply with the restrictions of our credit facilities or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds (including periodic rollovers of existing borrowings).

We do not own a controlling equity interest in our non-consolidated companies, some of which are foreign companies, and therefore our operating results and cash flow may be materially affected by how the governing boards and majority owners operate such businesses. There may also be limitations on monetary distributions from these companies that are outside of our control. Together, these factors may lower our equity earnings or cash flow from such businesses and negatively impact our results of operations.

We hold several ownership interests in fertilizer manufacturing or distribution companies that are not controlled by Mosaic, whether through less than majority representation on the applicable governing board or though a minority equity ownership interest in such entities. As these companies are significant to Mosaic, their results of operations materially affect our equity earnings. Because we do not control these companies either at the board or shareholder level and because local laws in foreign jurisdictions may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or shareholder representation. As a result, these companies may contribute significantly less than anticipated to our equity earnings and cash flow, negatively impacting our results of operations and liquidity.

Strikes or other forms of work stoppage or slowdown could disrupt our business and lead to increased costs.

Our financial performance is dependent on a reliable and productive work force. A significant portion of our workforce is covered by collective bargaining agreements with unions. Unsuccessful contract negotiations or adverse labor relations could result in strikes or slowdowns. Any disruptions may decrease our production and sales or impose additional costs to resolve disputes. The risk of adverse labor relations may increase as our profitability increases because labor unions’ expectations and demands generally rise at those times.

Our Esterhazy mine has experienced an inflow of water for more than 20 years. We are not insured against the risk of floods and water inflow at that mine and the costs to control the water inflow could increase in future years. The water inflow, risk to employees or remediation costs could also cause us to change our mining process or abandon the mines, which in turn could significantly negatively impact our results of operations.

Since December 1985, we have experienced an inflow of water into one of our two interconnected potash mines at Esterhazy, Saskatchewan. In order to control inflow, we have incurred expenditures, certain of which, due to their nature, have been capitalized, while others have been charged to expense. Because procedures utilized to control the water inflow have proven successful to date, we will likely continue conventional shaft mining at Esterhazy. It is possible that the costs of remedial efforts at Esterhazy may increase in future years or that the water inflow, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mines. Due to the ongoing water inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Our Colonsay mine is also subject to the risks of inflow of water as a result of our shaft mining operations.

Deliberate, malicious acts, including terrorism, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could hinder our sales or production and disrupt our supply chain. Our facilities could be damaged or destroyed, reducing our operational production capacity and requiring us to repair or replace our facilities at substantial cost. Employees, contractors and the public could suffer substantial physical injury for which we could be liable. Governmental authorities may impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our operating results and financial condition.

We may be adversely affected by changing antitrust laws to which we are subject.

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or the interpretation, administration or enforcement thereof, may limit our existing or future operations and growth, or the operations of Canpotex and PhosChem, which serve as export associations for our Potash and Phosphates businesses.

Our competitive position could be adversely affected if we are unable to participate in continuing industry consolidation.

Most of our products are readily available from a number of competitors, and price and other competition in the fertilizer industry is intense. In addition, fertilizer production facilities and distribution activities frequently benefit from economies of scale. As a result, particularly during pronounced cyclical troughs, the fertilizer industry has a long history of consolidation. Mosaic itself is the result of a number of industry consolidations. We expect consolidation among fertilizer producers could continue. Our competitive position could suffer to the extent we are not able to expand our own resources either through consolidations, acquisitions, joint ventures or partnerships. In the future, we may not be able to find suitable companies to combine with, assets to purchase or joint venture or partnership opportunities to pursue. Even if we are able to locate desirable opportunities, we may not be able to enter into transactions on economically acceptable terms. If we do not successfully participate in continuing industry consolidation, our ability to compete successfully could be adversely affected and result in the loss of customers or an uncompetitive cost structure, which could adversely affect our sales and profitability.

Our risk management strategy may not be effective.

Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas, ammonia and sulfur consumed in operations, freight and shipping costs, interest rates and foreign currency exchange rates. We periodically enter into derivatives to mitigate these risks. However, our derivatives strategy may not be successful in minimizing our exposure to these fluctuations. See Note 17 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Our recent closures of several facilities in our Florida Phosphates operations may cost more than we estimate, result in less benefits than we expect or require us to obtain waivers of financial assurance requirements from governmental regulatory agencies.

On May 31, 2006, we closed indefinitely our South Pierce and Green Bay phosphate fertilizer production plants and Fort Green phosphate mine in central Florida. Our financial statements include charges reflecting our estimates of the costs of closure. Like other estimates of events that will occur in the future, our estimates are based upon judgments about uncertain future events that may prove to be different than our estimates. These differences could result in the need to revise our estimates, affecting our results of operations, financial condition or cash flows. In addition, we anticipate that the closures of these facilities will reduce our raw material and operating costs, reduce our capital expenditures and improve our cash flows. A failure to substantially realize our expectations about the benefits of the closures could materially affect our future results of operations. In addition, the recent closures could require us to obtain waivers of financial assurance requirements from governmental regulatory agencies, and any failure to obtain any required waivers or conditions imposed by the regulatory agencies in connection with any such waivers could adversely affect the benefits we expect from the closures and our results of operations or financial condition.

Cargill’s status as a significant stockholder and its representation on our Board of Directors may create conflicts of interest with our other stockholders and could cause us to take actions that our other stockholders do not support.

Cargill owns 65.3% of the outstanding shares of our common stock. In addition, seven Cargill nominees are members of our Board of Directors. Accordingly, Cargill effectively controls our strategic direction and significant corporate transactions, and its interests in these matters may conflict with the interests of other stockholders of Mosaic. As a result, Cargill could cause us to take actions that our other stockholders do not support.

Cargill’s significant ownership interest in Mosaic and our classified Board of Directors and other anti-takeover provisions could deter an acquisition proposal for Mosaic that other stockholders may consider favorable.

As the owner of a majority of the shares of our common stock, a third party will not be able to acquire control of us without Cargill’s consent because Cargill could vote its shares of our common stock against any takeover proposal submitted for stockholder approval. In addition, we have a classified Board of Directors and other takeover defenses in our certificate of incorporation and bylaws. Cargill’s ownership interest in us and these other anti-takeover provisions could discourage potential acquisition proposals for us and could delay or prevent a change of control of Mosaic. These deterrents could make it very difficult for non-Cargill holders to remove or replace members of our Board of Directors or management, which could be detrimental to our other stockholders.

Our stockholders may be adversely affected by the expiration of the lockup and standstill restrictions in our Investor Rights Agreement with Cargill, which would enable Cargill to, among other things, transfer all or a significant percentage of its interest in our common stock to a third party, increase its ownership percentage of the our common stock above 65.3% or seek additional representation on our Board of Directors, any of which could have an impact on the price of our common stock.

Standstill provisions in our Investor Rights Agreement with Cargill restrict Cargill from acquiring additional shares of our common stock from our public stockholders and taking other specified actions as a stockholder of

Mosaic. These restrictions will expire on October 22, 2008. Following the expiration of the standstill period, Cargill will be free to increase its ownership interest in our common stock. Purchases of additional shares of our common stock by Cargill could result in lower trading volumes for our common stock and make it difficult for stockholders to sell shares of our common stock.

In addition, the Investor Rights Agreement prohibits Cargill from transferring or selling its shares of Mosaic common stock until October 22, 2007. Once this transfer restriction is terminated, Cargill will be permitted to sell its shares of our common stock. Cargill’s sale or transfer of a significant number of shares of our common stock could create a decline in the price of our common stock. Furthermore, if Cargill’s sales or transfers were made to a single buyer or group of buyers, it could result in a third party acquiring effective control of Mosaic.

Until the end of the standstill period, the Investor Rights Agreement also requires that Cargill vote its shares of Mosaic common stock for the slate of director nominees recommended by the Mosaic Board of Directors, and that Cargill cause its nominees on the Mosaic Board of Directors to recommend the four directors designated by the former representatives of IMC. After the standstill period, Cargill will be free to seek to increase its representation on the Mosaic Board of Directors above seven members. This action could further increase Cargill’s control over Mosaic and deter or delay an acquisition of Mosaic thereby having a negative impact on the price of our common stock.

We may experience difficulty in establishing a separate brand identity from Cargill, which could negatively affect our sales and operating results.

Our results of operations will be impacted by our ability to establish our own brand identity and our ability to ensure that our products are recognized in the marketplace. To that end, Cargill has licensed its brand to Mosaic on a royalty-free basis until October 2009 in conjunction with the sale of fertilizers, including in certain international jurisdictions where Cargill traditionally attracted premiums from customers. It is important for our management to develop a brand identity for our products and services separate from the Cargill brand while the license remains in effect. Our failure to do so could result in lower sales and negatively affect our revenues and operating results if Cargill did not extend the license. There can be no assurance that Cargill would extend the license if we requested it to do so.

Our success will depend on key personnel, the loss of whom could harm our businesses.

We believe our continued success depends on the collective abilities and efforts of our senior management. The loss of one or more key personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

A shortage of railcars, barges and ships for carrying our products and the raw materials we use in our business could result in customer dissatisfaction, loss of production or sales, and higher transportation or equipment costs.

We rely heavily upon truck, rail, barge and ocean freight transportation to obtain the raw materials we need and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, labor disputes, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.

Strong demand for grain and other products and a strong world economy increase the demand for and reduce the availability of transportation, both domestically and internationally. Shortages of railcars, barges and ocean transport for carrying product and increased transit time may result in customer dissatisfaction, loss of sales and higher equipment and transportation costs. The shipping industry has a shortage of ships and the substantial time frame needed to build new ships prevents rapid market response. Delays and missed shipments due to transportation shortages, including vessels, barges, railcars and trucks, could result in customer dissatisfaction or loss of sales potential, which could negatively affect our performance and results of operations.

We extend trade credit to our customers and guarantee the financing that some of our customers use to purchase our products. Our results of operations may be adversely affected if these customers are unable to repay the trade credit from us or their financing from their banks.

We extend trade credit to our customers in the United States and throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. As our exposure to longer trade credit extended throughout the world and use of guarantees in Brazil increases, we will be increasingly exposed to the risk that some of our customers will not pay us or the amounts we have guaranteed, and we become increasingly exposed to risk due to weather and crop growing conditions, fluctuations in commodity prices or foreign currencies, and other factors that influence the price, supply and demand for agricultural commodities. Significant defaults by our customers could adversely affect our financial condition and results of operations.

Our current corporate organizational structure results in a high effective tax rate and does not optimize our ability to utilize cash generated by our profitable Canadian potash operations.

We generate the largest portion of our net income and cash flow from our successful Canadian potash business. In contrast, The Mosaic Company and Mosaic Global Holdings Inc., which are the primary obligors on most of our outstanding indebtedness, are organized under the laws of the State of Delaware in the United States. We historically have not obtained a deduction for Canadian income tax purposes for the interest expense of The Mosaic Company or Mosaic Global Holdings Inc., nor are we permitted to deduct any losses in the rest of our businesses for purposes of Canadian income taxes. As a result, we have incurred a high reported effective tax rate on our pre-tax income. Moreover, because of potential taxes or tax withholding, it may be economically unattractive to distribute or transfer cash generated by our Canadian potash operations to The Mosaic Company or Mosaic Global Holdings Inc. in order to make payments on our indebtedness or for other corporate purposes. We may not be readily able to restructure or take other actions that would reduce our high effective tax rate or improve our ability to use cash generated by our Canadian potash operations, or might incur significant costs in order to achieve a more efficient structure.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Information regarding our plant and properties is included in Part I, Item 1, “Business,” of this report.

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 23 of our Consolidated Financial Statements that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2006.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have included information about the market price of, dividends on and the number of holders of our common stock under “Quarterly Results (Unaudited)” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

We have included information on dividend restrictions in Note 13 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data”.

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	8,046,216	$17.76	6,924,073
Equity compensation plans not approved by stockholders	—	—	—

Total	8,046,216	$17.76	6,924,073

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

Information regarding a sale of 455,581 shares of our common stock on March 31, 2006 as part of the USAC Transactions is incorporated herein by reference to Note 22 of our Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” Such sale was made without registration under the Securities Act of 1933, as amended (the Act), in reliance on the exemption provided in Section 4(2) of the Act for transactions by an issuer not involving any public offering. The transaction involved a privately negotiated sale to an entity that is a sophisticated investor with knowledge and experience in business and financial matters, is able to bear the economic risk and lack of liquidity inherent in holding the shares and an “accredited investor” as that term is defined under Rule 501 of the Act; the purchaser agreed not to sell such stock without our consent until June 1, 2007; the stock certificates include a legend restricting transfer; the purchaser received certain information concerning us and had the opportunity to obtain additional information as desired in order to evaluate the merits and the risks inherent in holding the shares; and the purchaser acquired the shares solely for its own account for investment purposes, and not with a view to the distribution thereof.

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2002 through 2006 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations listed in the Financial Table of Contents included in this report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We have included a discussion about market risks under “Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” This information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the report of KPMG LLP, and the information under “Quarterly Results” listed in the Financial Table of Contents included in this report are incorporated herein by reference.

The following Consolidated Financial Statement Schedule of Mosaic and Report of Independent Registered Public Accounting Firm on Financial Statement Schedule listed in the Financial Table of Contents included in this report are incorporated herein by reference:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

•	Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)   Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the material weaknesses in our internal control over financial reporting described in section (b) below.

A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. In light of the material weaknesses described in section (b) below, in preparing our consolidated financial statements, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements included in this Annual Report on

Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). We believe our financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented.

As a result of the Combination on October 22, 2004, we have been migrating from two internal control structures that previously existed at CCN and IMC. We inherited multiple legacy computer systems in North America and were not able to achieve adequate segregation of duties within these applications. Additionally, our Phosphates business segment was significantly impacted by the Combination which resulted in a complex integration process of the phosphate businesses of IMC and CCN. The Phosphates business segment has continued to operate with the disparate systems and internal controls are still maturing in line with our overall integration process following the Combination. As a result, we have material weaknesses in internal control over financial reporting which are outlined in section (b) below. Management’s plan to remediate these material weaknesses is described in detail in section (d) below.

(b)   Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f). The Company’s internal control system is a process designed to provide reasonable assurance to our management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control - Integrated Framework. As a result of this assessment, management identified the material weaknesses in the internal control over our financial reporting described below. Based on these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2006.

1.	Ineffective monitoring of the internal controls of the Phosphates business segment. Management did not sufficiently monitor the internal control over financial reporting at the Phosphates business segment to ensure internal controls were operating effectively. This material weakness is the result of the following deficiencies:

•	The Company had inadequate monitoring controls to ensure that certain corporate policies and procedures were consistently followed at the Phosphates business segment. Additionally, there was lack of discipline around monitoring the effectiveness of identified controls and remediation of deficiencies at the Phosphates business segment; and

•	The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP and in internal control over financial reporting at the Phosphates business segment.

These deficiencies resulted in ineffective review and monitoring procedures over account reconciliations and journal entries at the Phosphates business segment. Additionally, there were inadequate controls related to completeness, accuracy and validity of inventory transactions at the Phosphates business segment.

This control deficiency resulted in errors in the interim and annual consolidated financial statements and more than a remote likelihood that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected.

2.	Inadequate segregation of duties. The Company had inadequate segregation of duties related to North American computer software applications. Management has concluded that this control deficiency resulted in more than a remote likelihood that a material misstatement in the Company’s interim or annual consolidated financial statements would not be prevented or detected.

3.	Ineffective controls over the accounting for income taxes. The Company did not maintain adequate oversight and review of its accounting for income taxes. Specifically, the Company did not have adequate supervisory review over the preparation of the year-end tax provision and over the process of reconciling and analyzing income tax-related accounts. This control deficiency resulted in errors in the interim and annual consolidated financial statements and more than a remote likelihood that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected.

KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting as of May 31, 2006.

(c)   Changes in Internal Control Over Financial Reporting

Management, with the participation of our principal executive officer and our principal financial officer, has evaluated any change in internal control over financial reporting that occurred during each of the fiscal quarters in the fiscal year ended May 31, 2006 in accordance with the requirements of Rule 13a-15(e) promulgated by the SEC under the Exchange Act. We have made significant improvements and changes to our internal control over financial reporting during the three months ended May 31, 2006, including hiring an executive with responsibility for the global controllers’ organization, adding and upgrading resources in our corporate financial reporting and accounting groups, and hiring an accounting research manager in the corporate financial reporting area to improve our accounting research capabilities. However, our Vice President - Tax accepted a position with another company in early June 2006, prior to the completion of our year-end tax provision procedures. In the interim, we have engaged external tax specialists and our Vice President - Finance is providing additional oversight in tax matters. There were no other changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Remediation of Material Weaknesses

Remediation of Previously Reported Material Weaknesses and Other Items

As discussed in “Controls and Procedures” in Part II, Item 9A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (2005 Form 10-K), management concluded that, for the periods covered by such report, a material weakness in our internal control over financial reporting existed. Management’s conclusion set forth in the 2005 Form 10-K resulted from the identification of our lack of a sufficient number of adequately trained finance and accounting personnel in our field operations with appropriate U.S. GAAP expertise. Additionally, we reported the existence of a material weakness in Part I, Item 4 in our Quarterly Reports on Form 10-Q for the fiscal quarters ended August 31, 2005, November 30, 2005 and February 28, 2006 (2006 Form 10-Q Reports) noting an entity level control weakness that was the result of the following contributing factors: a lack of a sufficient number of adequately trained finance and accounting personnel, a lack of adherence to defined policies and procedures, and a lack of a fully developed compliance and control structure.

We have remediated the material weaknesses identified in our 2005 Form 10-K and 2006 Form 10-Q Reports, except as such material weakness relates to ineffective monitoring of the internal controls of the Phosphates business segment, as discussed above. We completed the following remediation measures related to the material weaknesses set forth in our 2005 Form 10-K and 2006 Form 10-Q Reports:

•	Established a quarterly business review process, which ensures in-depth senior leadership review of business segment results and prospects on a regular basis.

•	Adopted internal policies related to accounting, financial risk management, tax, credit and investments.

•	Increased internal audit staff to independently monitor and evaluate the adequacy and effectiveness of internal controls.

•	Emphasized the active participation of our Disclosure Committee, which meets regularly to discuss performance trends and issues, controls, and other matters to ensure that our disclosure controls and procedures are functioning as designed.

•	Initiated several internal changes in our accounting organization designed to enhance our internal control structure:

•	Hired an executive with responsibility for the global controllers’ organization. This executive is reinforcing and, where necessary, establishing appropriate processes and procedures to help ensure a strong and effective control structure.

•	Added and upgraded resources in our corporate financial reporting, accounting and financial planning and analysis groups.

•	Hired an accounting research manager in the corporate financial reporting area to improve our accounting research capabilities.

•	Appointed a controller with public accounting experience for our commercial operations.

•	We are monitoring and assessing the structure of our finance and accounting teams and the necessity for hiring additional U.S. GAAP trained finance and accounting personnel beyond those positions described above.

•	We have undertaken several initiatives to educate our management team on key financial and internal control issues. We also conducted training sessions for most salaried employees to create additional awareness about our financial reporting requirements.

•	We have implemented education programs within Mosaic designed to ensure that all finance and accounting employees are adequately trained and supervised in the application of U.S. GAAP. We have developed and conducted, and expect to continue to develop and conduct, training sessions related to key accounting issues, including U.S. GAAP and SEC accounting and reporting requirements.

•	We have strengthened our communication protocols and relationships between our commercial management and our finance and accounting personnel. These protocols are designed to ensure that transactions are identified for proper accounting analysis and treatment.

Additionally, as discussed in “Controls and Procedures” in Part I, Item 4 in our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006, management identified other areas where potential deficiencies or material weaknesses could be identified related to effective controls in our corporate financial statement close and consolidation areas. We believe we have effective controls and processes in these areas as of May 31, 2006.

Remediation Plan Related to 2006 10-K Material Weaknesses

Management is committed to improving the overall internal control over financial reporting within our organization to remediate the material weaknesses identified in section (b) above, and ensure mitigating controls are in place where necessary. Therefore, in response to the foregoing and as part of our remediation and integration plans, we, with the oversight of our Audit Committee, plan to adopt the following measures:

•	We anticipate implementing a new enterprise resource planning (ERP) system for North American operations in the first half of fiscal 2007. We have recently evaluated our North American finance and accounting functions and are in process of realigning them and related personnel with our new structure under the ERP. One common computer system in North America will enhance the internal control over financial reporting as it will allow management to focus on consistent processes and maximize reliance on automated controls within the ERP system.

•	We are evaluating segregation of duties as it relates to our ERP. Such evaluation includes internal audit oversight and assistance from external consultants and is anticipated to greatly reduce segregation of duties conflicts.

•	We are seeking additional accounting personnel with strong public accounting experience for our Phosphates business segment to be based in Florida. We expect these new hires to perform accounting research and oversee internal control matters within the Phosphates business segment.

•	We will utilize recently added key corporate financial accounting and accounting research resources to supplement the Phosphates business segment financial accounting and financial reporting expertise.

•	We will implement monthly business segment financial reviews within the controllers’ organization that encompass analysis of actual results by business segment and quarterly business segment balance sheet reviews.

•	We will enhance internal audit procedures at the Phosphates business segment to independently monitor and evaluate the adequacy and effectiveness of internal controls.

•	We are conducting an outside search for a Vice President - Tax. In the interim, we have engaged external tax specialists and our Vice President - Finance is providing additional oversight in tax matters. We also plan to enhance our procedures and reviews over reconciling and analyzing income tax-related accounts.

While we are implementing remediation plans to address the material weaknesses noted above, we will not consider the material weaknesses remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively.

(e)    Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Mosaic Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that the Mosaic Company (the Company) did not maintain effective internal control over financial reporting as of May 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of May 31, 2006:

1.	Ineffective monitoring of the internal controls of the Phosphates business segment. Management did not sufficiently monitor the internal control over financial reporting at the Phosphates business segment to ensure internal controls were operating effectively. This material weakness is the result of the following deficiencies:

•	The Company had inadequate monitoring controls to ensure that certain corporate policies and procedures were consistently followed at the Phosphates business segment. Additionally, there was lack of discipline around monitoring the effectiveness of identified controls and remediation of deficiencies at the Phosphates business segment; and

•	The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP and in internal control over financial reporting at the Phosphates business segment.

These deficiencies resulted in ineffective review and monitoring procedures over account reconciliations and journal entries at the Phosphates business segment. Additionally, there were inadequate controls related to completeness, accuracy and validity of inventory transactions at the Phosphates business segment.

This control deficiency resulted in errors in the interim and annual consolidated financial statements and more than a remote likelihood that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected.

2.	Inadequate segregation of duties. The Company had inadequate segregation of duties related to North American computer software applications. Management has concluded that this control deficiency resulted in more than a remote likelihood that a material misstatement in the Company’s interim or annual consolidated financial statements would not be prevented or detected.

3.	Ineffective controls over the accounting for income taxes. The Company did not maintain adequate oversight and review of its accounting for income taxes. Specifically, the Company did not have adequate supervisory review over the preparation of the year-end tax provision and over the process of reconciling and analyzing income tax-related accounts. This control deficiency resulted in errors in the interim and annual consolidated financial statements and more than a remote likelihood that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and this report does not affect our report dated August 11, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Minneapolis, Minnesota

August 11, 2006

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Nomination and Selection of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Stockholder Proposals and Nominations for the 2007 Annual Meeting of Stockholders” included in our definitive proxy statement for our 2006 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant,” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

We have a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K adopted by the SEC under the Exchange Act that applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is available on Mosaic’s website (www.mosaicco.com), and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of ethics by posting such information on our website. The information contained on Mosaic’s website is not being incorporated herein.

Item 11. Executive Compensation.

The information under the heading “Corporate Governance—Policies Relating to the Board of Directors—Compensation of Directors” “Executive Compensation” (other than the section entitled “—Report of the Compensation Committee”), included in our definitive proxy statement for our 2006 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities,” “Certain Relationships and Related Transactions—Investor Rights Agreement,” and “Certain Relationships and Related Transactions—Registration Rights Agreement” included in our definitive proxy statement for our 2006 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information under the headings “Executive Compensation” “ (other than the section entitled “—Report of the Compensation Committee”) and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2006 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Preapproval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2006 annual meeting of stockholders is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(3)	Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(c)	Summarized financial information of 50% or less owned persons is included in Note 11 of Notes to Consolidated Financial Statements included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

54

*********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ Fredric W. Corrigan
Fredric W. Corrigan Chief Executive Officer and President

Date: August 11, 2006

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Fredric W. Corrigan Fredric W. Corrigan	Chief Executive Officer and President (principal executive officer)	August 11, 2006

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	August 11, 2006

/s/ Anthony T. Brausen Anthony T. Brausen	Vice President - Finance and Chief Accounting Officer (principal accounting officer)	August 11, 2006

* Robert L. Lumpkins	Chairman of the Board of Directors	August 11, 2006

* F. Guillaume Bastiaens	Director	August 11, 2006

* Raymond F. Bentele	Director	August 11, 2006

* William R. Graber	Director	August 11, 2006

* Harold H. MacKay	Director	August 11, 2006

* David B. Mathis	Director	August 11, 2006

* Bernard M. Michel	Director	August 11, 2006

* William T. Monahan	Director	August 11, 2006

* James T. Prokopanko	Director	August 11, 2006

* Steven M. Seibert	Director	August 11, 2006

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as The Mosaic Company), GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of The Mosaic Company (“Mosaic”) for October 22, 2004**

2.ii.	Letter Agreement dated April 11, 2005 to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.ii.	Amended and Restated Bylaws of Mosaic	Exhibit 3.3 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

4.ii.a.	Indenture dated as of May 17, 2001 between Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of Mosaic Global Holdings Inc. for May 17, 2001****

4.ii.b.	Indenture dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of Mosaic Global Holdings Inc. for May 17, 2001****

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.c.	Supplemental Indenture dated as of May 31, 2001 among FMRP Inc., Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.d.	Supplemental Indenture dated as of August 2, 2001 between Mosaic Global Netherlands B.V., Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.e.	Supplemental Indenture dated as of November 6, 2001 between Mosaic Phosphates MP Inc. (formerly known as IMC Phosphates MP Inc.), Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.f.	Supplemental Indenture dated as of November 26, 2001 between Mosaic USA LLC (formerly known as IMC USA Inc. LLC), Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-103362

4.iig.	Supplemental Indenture dated as of January 1, 2002 between Mosaic Potash Colonsay ULC (formerly known as IMC Potash Colonsay ULC), Mosaic Global Holdings Inc. and The Bank of New York	Exhibit 4.ii.(h) to the Annual Report on Form 10-K of Mosaic Global Holdings Inc. for the Fiscal Year Ended December 31, 2001****

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

4.ii.h.	Supplemental Indenture dated as of July 1, 2002 between Mosaic Sulphur Holdings LLC (formerly known as IMC Sulphur Holdings LLC), Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.i.	Supplemental Indenture dated as of July 1, 2002 between Mosaic Global Dutch Holdings B.V., Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(d) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.j.	Supplemental Indenture dated as of July 3, 2003 between Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of Mosaic Global Holdings Inc. for the Quarterly Period Ended June 30, 2003****

4.ii.k.	Indenture dated as of August 1, 2003 between Mosaic Global Holdings Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of Mosaic Global Holdings Inc. for the Quarterly Period Ended September 30, 2003****

4.ii.l.	Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank	Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of Mosaic Global Holdings Inc. for the Quarterly Period Ended September 30, 2003****

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

4.ii.m.	Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between Mosaic Global Holdings Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013	Exhibit 4.ii.(c) to the Quarterly Report on Form 10-Q of Mosaic Global Holdings Inc. for the Quarterly Period Ended September 30, 2003****

4.ii.n.	Supplemental Indenture, dated as of February 29, 2004, between Mosaic Canada ULC (formerly known as IMC Canada Ltd.), 3086146 Nova Scotia Company, Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q, as amended by Amendment No. 1 on Form 10-Q/A, of Mosaic Global Holdings Inc. for the Quarterly Period Ended March 31, 2004****

4.ii.o.	Supplemental Indenture, dated as of February 29, 2004, between Mosaic Canada ULC (formerly known as IMC Canada Ltd.), 3086146 Nova Scotia Company, IMC Global Inc. and The Bank of New York to the Indenture dated as of August 1, 2003 between Mosaic Global Holdings Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013	Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q, as amended by Amendment No. 1 on Form 10-Q/A, of Mosaic Global Holdings Inc. for the Quarterly Period Ended March 31, 2004****

4.ii.p.	Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., Mosaic Global Holdings Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between Mosaic Global Holdings Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.1 to the Quarterly Report on Form 10-Q, as amended by Amendment No. 1 on Form 10-Q/A, of Mosaic Global Holdings Inc. for the Quarterly Period Ended June 30, 2004****

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.q.	Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., Mosaic Global Holdings Inc. and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between Mosaic Global Holdings Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013	Exhibit 4.2 to the Quarterly Report on Form 10-Q, as amended by Amendment No. 1 on Form 10-Q/A, of Mosaic Global Holdings Inc. for the Quarterly Period Ended June 30, 2004****

4.ii.r.	Supplemental Indenture dated as of January 4, 2005 among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), Mosaic, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of May 17, 2001, between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 10.i.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

4.ii.s.	Supplemental Indenture dated as of January 4, 2005 among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), Mosaic, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and The Bank of New York to the Indenture, dated as of May 17, 2001, between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 10.i.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

4.ii.t.	Supplemental Indenture dated as of January 4, 2005 among Mosaic Global Holdings Inc. (formerly known as IMC Global Inc.), Mosaic, Mosaic Fertilizer, LLC, Mosaic Crop Nutrition, LLC and BNY Midwest Trust Company to the Indenture, dated as of August 1, 2003, between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013	Exhibit 10.i.i. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

4.ii.u.	Credit Agreement dated as of February 18, 2005 among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	Exhibit 4.v. to the Current Report on Form 8-K of Mosaic for February 18, 2005**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.v.	Form of amendment, dated as of July 29, 2005, to Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	Exhibit 4 to the Current Report on Form 8-K of Mosaic for July 29, 2005**

4.ii.w.	Form of amendment, dated as of December 13, 2005, to Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, as amended	Exhibit 4 to the Current Report on Form 8-K of Mosaic for December 13, 2005**

4.ii.x	Form of amendment and waiver dated as of January 13, 2006 to the Credit Agreement dated as of February 18, 2005 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, as amended	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic for January 6, 2006**

4.ii.y	Form of amendment and waiver to the Credit Agreement dated as of May 31, 2006 among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc., Mosaic Potash Colonsay ULC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, as amended	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic for May 19, 2006**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.i.a.	Global Resolution Agreement dated as of October 13, 2005 between The Mosaic Company, U.S. Agri-Chemicals Corporation and Sinochem Corporation	Exhibit 10.1.a to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2005.

10.i.b.	Registration Rights Agreement dated as of December 1, 2005 between The Mosaic Company and U.S. Agri-Chemicals Corporation	Exhibit 10.1.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2005

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.i.c.	Amendment No. 1 dated as of March 31, 2006 to Registration Rights Agreement dated as of December 1, 2005 between The Mosaic Company and U.S. Agri-Chemicals Corporation		X

10.ii.a.	Investor Rights Agreement dated as of January 26, 2004 and amended October 22, 2004, by and between Cargill and Mosaic	Exhibit 10.1 to the Registration Statement on Form 8-A filed by Mosaic with the Securities and Exchange Commission on October 22, 2004**

10.ii.b.	Registration Rights Agreement, dated as of January 26, 2004, by and between Cargill and Mosaic	Annex C to the proxy statement/prospectus forming a part of Registration Statement No. 333-114300

10.ii.c.	Master Transition Services Agreement, dated as of October 22, 2004, by and between Registrant and Cargill*	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K for October 22, 2004**

10.ii.d.	Master Agency Agreement—Convertibility Enhanced Note Issuance Program dated August 8, 2002 between Mosaic Fertilizantes do Brazil S.A. (formerly known as Cargill Fertilizantes SA) and Cargill Financial Services International, Inc.*	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.ii.e.	Amendment Agreement dated October 30, 2002 to Master Agency Agreement—Convertibility Enhanced Note Issuance Program dated August 8, 2002 between Mosaic Fertilizantes do Brazil S.A. (formerly known as Cargill Fertilizantes SA) and Cargill Financial Services International, Inc.*	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.ii.f.	Second Amendment Agreement dated October 8, 2004 to Master Agency Agreement—Convertibility Enhanced Note Issuance Program dated August 8, 2002 between Mosaic Fertilizantes do Brazil S.A. (formerly known as Cargill Fertilizantes SA) and Cargill Financial Services International, Inc.	Exhibit 10.ii.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.ii.g.	Fertilizer Agency Agreement dated October 22, 2004 (effective July 7, 2005) between Cargill Limited and Mosaic (Canada) L.P.	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.h.	Service Agreement dated July 11, 2005 (effective July 7, 2005) between Mosaic Fertilizer, LLC and Cargill International SA, Ocean Transportation Division	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.i.	Barge Freight and Sales Agreement between Mosaic Fertilizer, LLC and Cargo Carriers Division of Cargill Marine and Terminal, Inc. dated July 5, 2005	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.j.	Supply Agreement between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients and Tradico North America dated June 6, 2005 (effective July 7, 2005) related to supply of feed grade phosphate, potash and urea products in the United States, Canada and Mexico	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.k.	Supply Agreement between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients and Tradico International dated June 6, 2005 (effective July 7, 2005) related to supply of feed grade phosphate, potash and urea products in Vietnam, Indonesia and Taiwan	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.l.	Supply Agreement between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients and Cargill Philippines, Grain and Oilseeds Crush Business Segment related to supply of feed grade phosphate, potash and urea in the Philippines	Exhibit 10.ii.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.m.	Barter Agreement dated May 31, 2005 (effective July 7, 2005) between Cargill Agricola S.A. and Mosaic Fertilizantes Do Brasil S.A.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.n.	Fruit Purchase Contracts 21880, 21881 and 21882 dated March 21, 2005 (effective October 4, 2005) between South Fort Meade Land Management and Cargill Juice North America, Inc.	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.o.	Amendment to Master Transition Services Agreement dated May 16, 2006, between Cargill, Incorporated and The Mosaic Company		X

10.ii.p.	Services Agreement for Logistics and General Services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.q.	Services Agreement dated May 16, 2006 between Banco Cargill S.A. and Mosaic Fertilizantes do Brasil S.A.		X

10.ii.r.	Contract of Assignment under the Contract #1 of February 24, 2004 between Cargill YUG LLC, Mosaic Krasnodar LLC and AG-CHEM Europe, B.V.		X

10.ii.s.	Fertilizer Supply Agreement dated October 22, 2004 between Mosaic (Canada) L.P. and Cargill Limited		X

10.ii.t.	Fertilizer Supply Agreement dated October 22, 2004 between Mosaic Company and Cargill, Incorporated, Ag Horizons business unit		X

10.ii.u.	Phosphate Supply Agreement between Mosaic Crop Nutrition, LLC and Cargill Sociedad Anonima Commercial e Industrial		X

10.ii.v.	Fertilizer Supply Agreement dated January 4, 2006 between Mosaic S. de R.L. de C.V. and Agribrands Purina Mexico S.A. de C.V.		X

10.ii.w.	Agreement for Untreated White Muriate of Potash dated February 24, 2006 between Mosaic USA LLC and Cargill, Incorporated, Salt business unit		X

10.ii.x.	Barter Agreement dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill Agropecruaria S.A.C.I.		X

10.ii.y.	Fruit Purchase Contract 22059 dated May 16, 2006 and Fruit Purchase Contract 21932 dated August 31, 2005 between South Fort Meade Land Management Inc. and Cargill Juice North America, Inc.		X

10.ii.z.	Supply Agreement dated May 16, 2006 between Fertilizantes Mosaic S. de R.L. de C.V. and Nutrimentos Agropecuarios Purina S.A. de C.V. (NAPSA) related to supply of feed grade phosphates		X

10.ii.aa.	Supply Agreement dated March 1, 2006 between Fertilizantes Mosaic S. de R.L. de C.V. and Proveedora de Alimentos Avepecuarios S.A. de C.V. (PROVI) related to supply of feed grade phosphates		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.bb.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill, Incorporated, Animal Nutrition business segment, related to supply of feed grade phosphates in the United States and Canada		X

10.ii.cc.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill Incorporated, Animal Nutrition business segment for the sale of feed grade phosphates to Cargill in Venezuela		X

10.ii.dd.	Supply Agreement dated May 18, 2006 between Mosaic Fertilizer, LLC and Cargill Phillipines for the sale of feed grade phosphates to Cargill in the Philippines		X

10.ii.ee.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill Siam LTD., for the sale of feed grade phosphates to Cargill in Thailand		X

10.ii.ff.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill Incorporated, for the sale of feed grade phosphates to Cargill in Vietnam, Indonesia and Taiwan.		X

10.ii.gg.	Product Supply Agreement dated September 30, 2005 between Mosaic Fertilizantes do Brasil S.A. and Agribrands Purina do Brasil Ltda.		X

10.ii.hh.	Storage and Handling Agreement at Clavet Warehouse dated November 1, 2005, between Cargill Limited and Mosaic Canada ULC		X

10.ii.ii.	Product Purchase, Storage and Handling Agreement dated June 1, 2006, between Cargill, Incorporated and Mosaic Crop Nutrition, LLC.		X

10.ii.jj.	Shared Service and Access Agreement at Port Cargill, MN dated October 22, 2004, between Cargill, Incorporated and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC).		X

10.ii.kk.	Shared Service and Access Agreement at Houston, TX dated October 22, 2004, between Cargill, Incorporated and GNS III (U.S.) LLC (now Mosaic Crop Nutrition, LLC).		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.ll.	Description of Related Party Transactions	Note 25 of Notes to the Consolidated Financial Statements that are included in this report in Part II, Item 8, “Financial Statements and Supplementary Data”

10.iii.a.*****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-119275

10.iii.b.*****	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.*****	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.d.*****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.e.*****	Summary of Board of Director Compensation and Expense Reimbursement for Mosaic, as approved on November 30, 2004	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K for November 29, 2004**

10.iii.f.*****	Description of Executive Financial Planning Program	Item 1.01 of Mosaic’s Current Report on Form 8-K for May 12, 2005**

10.iii.g.*****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of Mosaic’s Current Report on Form 8-K for May 26, 2005**

10.iii.h.*****	Description of Mosaic Management Incentive Plan	Item 1.01 of Mosaic’s Current Report on Form 8-K for July 7, 2006**

10.iii.i.*****	Description of Mosaic Synergy Incentive Plan		X

10.iii.j.*****	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of The Mosaic Company for August 2, 2006**

10.iii.k.*****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.2 to the Current Report on Form 8-K of The Mosaic Company for August 2, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.l.*****	Summary of Board of Director Compensation of The Mosaic Company, effective June 1, 2006	Exhibit 10.iii. to the Current Report on Form 8-K of The Mosaic Company for April 20, 2006**

10.iii.m*****	Form of Chief Executive Officer Severance Agreement		X

10.iii.n*****	Form of Senior Management Severance Agreement (effective August 2005)		X

10.iii.o*****	Form of Senior Management Severance Agreement (effective February 2006)		X

10.iii.p.	The Mosaic Company Nonqualified Deferred Compensation Plan, effective January 1, 2006		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	SEC File No. 005-80123
****	SEC File No. 1-9759
*****	Denotes management contract or compensatory plan.

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the narrative description of our business in Item 1 of Part I of this annual report on Form 10-K and our Consolidated Financial Statements, accompanying Notes and other information listed in the accompanying Financial Table of Contents.

The Mosaic Company (Mosaic, we, us, our, or the Company) was created to serve as the parent company of the business that was formed through the business combination (Combination) of IMC Global Inc. (IMC or Mosaic Global Holdings) and the Cargill Crop Nutrition fertilizer businesses (CCN) of Cargill, Incorporated and its subsidiaries (Cargill). The Combination closed on October 22, 2004.

Mosaic is the largest producer of phosphate and potash combined, as well as a nitrogen and animal feed supplier. We conduct our business through wholly and majority owned subsidiaries, variable interest entities in which we are the primary beneficiary, and investments accounted for by the equity method. We are organized into the following four business segments:

Our Phosphates business segment (Phosphates) owns and operates mines and processing plants in Florida which produce phosphate fertilizer, feed and industrial phosphate products, and processing plants in Louisiana which produce phosphate fertilizer products.

Our Potash business segment (Potash) owns and operates mines and processing plants in Canada and the United States which produce potash-based fertilizer, feed and industrial products.

Our Offshore business segment (Offshore) consists of fertilizer blending and bagging facilities, port terminals and warehouses and sales offices in several countries, as well as production facilities in Brazil, China and Argentina.

Our Nitrogen business segment (Nitrogen) includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc. (Saskferco), a nitrogen fertilizer plant located in Saskatchewan, as well as nitrogen products purchased from third parties. Nitrogen also includes results from our 50% ownership interest in Saskferco.

Key Factors That Affect Our Results of Operations and Financial Condition

The Combination is the most significant element in our reported results of operations and financial condition for the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Pursuant to accounting principles generally accepted in the United States (“US GAAP”), our financial statements reflect the results of operations and financial condition of only CCN through October 22, 2004, and the results of operations and financial condition of both CCN and Mosaic Global Holdings after that date. Prior to the Combination, neither we nor CCN were publicly traded businesses. Neither we nor CCN had significant potash operations prior to the Combination, and our phosphates production capacity and volumes were significantly expanded in the Combination. We have undertaken substantial integration efforts, particularly in our Phosphates business segment. Most of our indebtedness at May 31, 2006 reflects indebtedness of IMC prior to the Combination or refinancings of that indebtedness.

Our primary products, phosphate and potash fertilizers are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold pursuant to negotiated contracts or by reference to published market prices. The most important competitive factor for most of our products is delivered price. As a result, the markets for our products are highly competitive. Business and economic conditions and governmental policies affecting the agricultural industry are the most significant factors affecting worldwide demand for fertilizers.

A discussion of these and other factors that affected our results of operations and financial conditions for the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth in further detail below.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state that we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively. References to a particular fiscal year are to the twelve months ended May 31 of that year.

Results of Operations

The following table shows the results of operations for the three years ended May 31, 2006, 2005 and 2004 ($ and shares in millions, except for per share data):

	Years Ended May 31			2006-2005			2005-2004
	2006	2005	2004	Change	Percent		Change	Percent
Net sales	$5,305.8	$4,396.7	$2,374.0	$909.1	21%		$2,022.7	85%
Cost of goods sold	4,668.4	3,871.2	2,196.4	797.2	21%		1,674.8	76%

Gross margin	637.4	525.5	177.6	111.9	21%		347.9	196%
Gross margin percentage	12.0%	12.0%	7.5%
Selling, general and administrative expenses	241.3	207.0	100.1	34.3	17%		106.9	107%
Restructuring and other charges	287.6	-	-	287.6	100%		-	-
Other operating expenses	2.7	-	0.7	2.7	100%		(0.7)	(100%	)

Operating earnings	105.8	318.5	76.8	(212.7)	(67%	)	241.7	315%
Interest expense	166.5	120.6	29.2	45.9	38%		91.4	313%
Foreign currency transaction (gain) loss	100.6	(13.9)	3.6	114.5	(824%	)	(17.5)	(486%	)
Other (income) expense	(1.2)	(3.1)	3.9	1.9	(61%	)	(7.0)	(179%	)
Provision for income taxes	5.3	98.3	2.2	(93.0)	(95%	)	96.1	4368%
Equity in net earnings of nonconsolidated companies	48.4	55.9	35.8	(7.5)	(13%	)	20.1	56%
Minority interests in net earnings of consolidated companies	(4.4)	(4.9)	(1.4)	0.5	(10%	)	(3.5)	250%
Cumulative effect of a change in accounting principle, net of tax	-	(2.0)	-	2.0	(100%	)	(2.0)	100%

Net earnings (loss)	$(121.4)	$165.6	$72.3	$(287.0)	(173%	)	$93.3	129%

Diluted earnings (loss) per share	$(0.35)	$0.46	$0.29	$(0.81)	(176%	)	$0.17	59%
Weighted average diluted shares outstanding	382.2	360.4	250.6

Overview of Consolidated Results

Results for fiscal 2006 showed a net loss of $121.4 million, or $0.35 per diluted share, compared with net earnings for fiscal 2005 of $165.6 million, or $0.46 per diluted share. Our fiscal 2006 results were primarily influenced by the following factors:

•	We had after-tax charges of $285.6 million, or $0.75 per diluted share, due to the restructuring of our Phosphates business, which included the indefinite closure of one phosphate rock mine and two phosphate concentrates plants.

•	We had a foreign currency transaction loss of $100.6 million in fiscal 2006 compared with a gain of $13.9 million a year ago. This was mainly the result of the effect of a strong Canadian dollar on large U.S. dollar-denominated intercompany receivables held by our Canadian affiliates.

•	Operating earnings were $105.8 million in fiscal 2006, including the $287.6 million restructuring charge, compared with $318.5 million in fiscal 2005. Excluding the restructuring charge, operating earnings increased $74.9 million primarily as a result of the full-year effect of the Combination.

•	Net sales increased 21% for fiscal 2006 compared with fiscal 2005. The main reasons for the increase relates to the effects of a full-year of results from the Combination in fiscal 2006 and higher prices for Phosphates and Potash products. Our gross margin increased 21% to $637.4 million, and was 12.0% of net sales, which remained flat with fiscal 2005. In addition, mark-to-market gains on foreign currency exchange contracts and natural gas contracts included in fiscal 2006 cost of goods sold were $7.6 million compared to loss of $4.3 million in fiscal 2005.

•	Our Phosphates business segment net sales in fiscal 2006 increased 34% to $3.1 billion compared with fiscal 2005. This was a result of the Combination and higher prices for our products. The gross margin was $247.7 million, which was 8.0% of sales in fiscal 2006 compared with 7.0% in fiscal 2005. Higher prices were mostly offset by an increase in raw material prices including sulfur, ammonia and natural gas. Costs of production, on a per tonne basis, also increased as a result of lower operating rates to control inventory levels.

•	Our Potash business segment net sales in fiscal 2006 increased 33% compared with fiscal 2005 due to the full-year effect of the Combination and higher prices of our products. The gross margin was $351.6 million, or 30.4% of net sales, compared with 28.3% of net sales for the prior year. Sales volumes slowed in the second half of the fiscal 2006 as dealers in North America delayed purchases due to existing inventory levels and high fertilizer prices. In the international market, sales in the second half of fiscal 2006 were negatively impacted by a lack of potash exports to China and India. We reduced production levels in the second half of fiscal 2006 because of the slower sales volume which resulted in higher production costs.

•	Offshore business segment net sales increased by 1% to $1.2 billion with gross margin of 3.6% in fiscal 2006 compared with 8.1% a year ago. The decline in gross margin was mainly due to ongoing poor economic conditions in Brazil’s agricultural sector.

•	Selling, general and administrative expenses increased $34.3 million which was primarily the result of the full-year effect of the Combination compared to a partial year in fiscal 2005.

•	Interest expense increased by $45.9 million in fiscal 2006, primarily as a result of the full-year impact of the additional debt assumed as part of the Combination. This was partially offset by a non-cash reduction of $19.3 million related to the amortization of a full year effect of the fair market value of debt as a result of the Combination.

•	Our equity in net earnings of nonconsolidated companies was $48.4 million, a decline of $7.5 million compared with the prior year. This was due to the declining results of Fertifos S.A., and its subsidiary Fosfertil, in Brazil which was affected by the poor economic conditions. Dividends from non-consolidated companies totaled $26.7 million compared to $33.9 million for fiscal 2005.

•	Income tax expense was $5.3 million, an effective tax rate of 3.3%, on the pre-tax loss of $160.1 million. The fact that there was tax expense in a year of a pre-tax loss was primarily the result of losses in U.S. and Brazil, for which no tax benefit was recorded. This was partially offset by an $81.0 million tax benefit from the reduction in our Canadian deferred tax liabilities.

Results for fiscal 2005 showed net earnings of $165.6 million, or $0.46 per diluted share, compared with fiscal 2004 net earnings of $72.3 million or $0.29 per diluted share. This was mainly the result of the Combination as net sales increased 85% and the gross margin nearly tripled for fiscal 2005 compared with fiscal 2004.

Going forward, management expects:

•	Sales volumes for Potash to improve due to a supply contract entered into by Canpotex with a key customer in China. The supply contract is for the remainder of calendar 2006 with shipments resuming in August. In addition, sales volumes to North America are expected to increase as dealer inventories are estimated to be at very low levels.

•	The Phosphates business is expected to show improved results because of more attractive industry supply and demand fundamentals and our Phosphates restructuring actions, which should result in lower costs of production and higher margins.

•	Our Offshore business will continue to be impacted by soft economic conditions in Brazil’s agricultural sector.

Mosaic has continued to evaluate additional operating efficiencies in light of significant operating cost and raw material price challenges. Examples of this include Mosaic’s Phosphates restructuring initiative and the April 2006 announcement of Mosaic’s participation in a proposed petroleum coke project adjacent to our Faustina, Louisiana phosphate plant. Mosaic has signed a contract, subject to certain conditions and anticipates being an offtaker of ammonia upon completion of the project which is contingent upon financing and certain other conditions as described under Phosphates – Ammonia in Item 1, Part 1 of Form 10-K.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Years Ended May 31			2006-2005		2005-2004
	2006	2005	2004	Change	Percent	Change	Percent
Net sales:
North America	$929.2	$770.9	$259.2	$158.3	21%	$511.7	197%
International	2,168.3	1,541.6	920.1	626.7	41%	621.5	68%

Total	3,097.5	2,312.5	1,179.3	785.0	34%	1,133.2	96%
Cost of goods sold	2,849.8	2,150.0	1,116.8	699.8	33%	1,033.2	93%

Gross margin	$247.7	$162.5	$62.5	$85.2	52%	$100.0	160%

Gross margin as a percent of net sales	8.0%	7.0%	5.3%

Sales volume (in thousands of metric tonnes):
Fertilizer	9,654	8,437	5,064	1,217	14%	3,373	67%
Feed	913	754	222	159	21%	532	240%

Total	10,567	9,191	5,286	1,376	15%	3,905	74%

Average price per tonne:
DAP (FOB plant)	$245	$222	$176	$23	10%	$46	26%
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$343	$303	$255	$40	13%	$48	19%
Sulfur (long ton)	74	66	67	8	12%	(1)	(1%)

Phosphates’ net sales increased 34% in fiscal 2006, mainly due to the Combination and higher phosphate prices. In fiscal 2006, sales volumes increased to 10.6 million tonnes of fertilizer and feed phosphates, compared with 9.2 million tonnes for fiscal 2005. Sales to international fertilizer markets accounted for about 66% of our total, while North American fertilizer sales comprised approximately 25% and feed sales were approximately 9% of the total. We consolidate the financials of the Phosphate Chemicals Export Association, Inc. (PhosChem), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers. Therefore, non-Mosaic revenue from PhosChem sales of 0.5 million tonnes equivalent to $192 million in fiscal 2006 is included in our results compared with 0.4 million tonnes, or $124 million in fiscal 2005. Phosphates production of DAP, MAP and TSP was 9.1 million tonnes for fiscal 2006, compared to 7.6 million tonnes for the same period last year.

The North American fertilizer market was slow during fiscal 2006 and we estimate that industry DAP and MAP domestic sales were down by about 7% during the fertilizer year as a result of lower corn plantings and an estimated modest decline in phosphate application rates. The international market for phosphates was strong in the first half of our fiscal year due to growth in Asian demand, mainly in India and Pakistan. However, international fertilizer sales slowed in the third quarter, mainly due to lower sales to China. We believe that the lower sales to China is, to a significant degree, due to China’s increasing self-sufficiency in phosphate fertilizers. In the fourth quarter, PhosChem signed large supply contracts with customers in both India and China. Most of these sales will be exported during the first half of fiscal 2007, but international sales began to increase during the fourth quarter as a result of these supply contracts.

Net sales also increased in fiscal 2006 due to higher prices as the average DAP price was $245 per tonne, an increase of $23 per tonne compared with the same period last year. This was mainly the result of an increase in costs due to higher ammonia prices and a strong international market in the first half of fiscal 2006.

Gross margin as a percentage of sales increased from 7.0% in fiscal 2005 to 8.0% in fiscal 2006 due to a $23 per ton increase in average selling prices and a $10.8 million fair market value adjustment to inventory in fiscal 2005 as a result of the Combination. This was partially offset by a 33.0% increase in costs of goods sold compared with fiscal 2005. Costs of goods sold increased due to higher ammonia and sulfur prices, water treatment costs, idle plant costs, and an increase in average phosphate rock costs. For fiscal 2006, the average purchase price of ammonia in central Florida increased by $40 per tonne compared with a year ago to $343 per tonne, driven mostly by higher natural gas prices. Average sulfur prices increased $8 to $74 per long ton compared with the same period a year ago. Sulfur shortages developed subsequent to Hurricanes Katrina and Rita which adversely affected oil refineries that supply us with sulfur. Phosphates had unrealized mark-to-market losses of $11.1 million for fiscal 2006, mainly related to natural gas market derivative contracts, compared with losses of $3.3 million in fiscal 2005. These losses are included in our cost of goods sold.

Our phosphate rock production was 16.9 million tonnes during fiscal 2006, compared with 20.9 million tonnes for the same period a year ago. We permanently closed our Kingsford phosphate rock mine in September 2005, although this reduction of production volume was partially offset by an expansion at our South Fort Meade mine. We also closed our Wingate mine during fiscal 2006. In addition, as further discussed in Note 22 to the Consolidated Financial Statements, on December 1, 2005, we resolved various outstanding commercial matters and disputes with U.S. Agri-Chemicals (USAC), including an early termination of a rock supply agreement, settlement of a pending lawsuit, and acquisition of various equipment, spare parts and phosphate rock reserves owned by USAC (USAC Transactions). As part of the USAC Transactions, we stopped shipping approximately 2.0 million tonnes of phosphate rock per year to USAC in August 2005.

Our average feed phosphate price increased by about 16% in fiscal 2006 compared with year ago levels as a result of a strong international feed market. We are currently operating our phosphate feed plants at Riverview and New Wales in Florida at near capacity levels, and we have started several debottlenecking projects to be able to increase our production capacity, including an expansion at Riverview.

One of our largest North American phosphate customers, Royster-Clark, Inc. (Royster-Clark), was acquired in February 2006 by Agrium, Inc. (Agrium), one of our competitors. We have a long-term phosphate supply agreement with Royster-Clark which expires at the end of calendar year 2008. We expect little impact on our phosphates sales due to Agrium’s purchase of Royster-Clark.

As further discussed in Note 24, we announced the restructuring of the Phosphates business segment in May 2006. This included the indefinite closing of three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce’s granular triple superphosphate (GTSP) concentrates plant and Green Bay’s DAP/MAP concentrates plant in May 2006. These three facilities were among our highest cost operations. The restructuring of our Phosphates business is expected to generate cost reduction benefits by allowing us to maximize production at our most efficient phosphate facilities. Mosaic anticipates that the restructuring actions will result in lower raw material and operating costs, reduced capital expenditures and improved cash flow beginning in fiscal 2007. The closure of these facilities resulted in a pre-tax charge of $287.6 million in fiscal 2006, related to the accelerated depreciation of the closed facilities, as well as other closure costs. Total cash expenditures related to the Phosphates restructuring activities are estimated at $117.2 million, of which approximately $33.8 million will occur in fiscal 2007. In fiscal 2007, this restructuring action is expected to reduce our annual depreciation expense and salaries, wages, and benefits expenses by $36 million and $35 million, respectively. Additional operating efficiencies are anticipated to be achieved through gross margin improvements and reduced capital spending.

The South Pierce concentrates plant was our only GTSP production facility. In order to continue to supply our North American customers, we signed a long-term supply contract with Office Chérifien des Phosphates (OCP) Group of Morocco in June 2006 for the long-term purchase of GTSP. The agreement runs through 2011 and is renewable upon mutual agreement at that time. Mosaic estimates that it will market up to 200,000 tonnes of GTSP per year in North America.

Phosphates’ sales increased 96% to $2.3 billion in fiscal 2005 compared with $1.2 billion in fiscal 2004. The increase in net sales was due to higher sales volumes as a result of the Combination and higher prices. In fiscal 2005, sales volumes were 9.2 million tonnes of fertilizer and feed phosphates, compared with 5.3 million tonnes for fiscal 2004. In fiscal 2005, the average DAP price was $222 per tonne, an increase of $46 per tonne compared with fiscal 2004. In fiscal 2005, approximately 25% of the increase in net sales was due to higher prices.

The gross margin increased by 160% to $162.5 million and was 7.0% of net sales in fiscal 2005 compared with a gross margin of $62.5 million in fiscal 2004, which was 5.3% of net sales. Gross margin was impacted by higher cost of goods sold which increased 93%, offsetting some of the increase in average selling prices. Costs of goods sold increased due to higher ammonia prices, higher costs of energy and an increase in average rock production costs. The average ammonia price increased by $48 per tonne to $303 in fiscal year 2005. In addition, three hurricanes converged on our central Florida operations during fiscal 2005, resulting in an increase in costs of production due to a higher water treatment costs and other associated expenses, such as repairs and lost production. As a result of purchase accounting arising from the Combination, finished product inventory was increased by $10.8 million to its fair market value on October 22, 2004. This inventory was sold during fiscal 2005 resulting in a lower gross margin.

Potash Net Sales and Gross Margin

The following table summarizes Potash sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Years Ended May 31			2006-2005		2005-2004
	2006	2005	2004	Change	Percent	Change	Percent
Net sales:
North America	$767.3	$611.6	$51.1	$155.7	25%	$560.5	NM
International	388.6	257.8	-	130.8	51%	257.8	NM

Total	1,155.9	869.4	51.1	286.5	33%	818.3	NM

Cost of goods sold	804.3	623.3	48.8	181.0	29%	574.5	NM

Gross margin	$351.6	$246.1	$2.3	$105.5	43%	$243.8	NM

Gross margin as a percent of net sales	30.4%	28.3%	4.5%

Sales volume (in thousands of metric tonnes):
Fertilizer	5,351	4,652	NA	699	15%	NA	NA
Non-agricultural (industrial and feed)	1,148	801	NA	347	43%	NA	NA

Total	6,499	5,453	NA	1,046	19%	NA	NA

Average price per tonne Potash (FOB plant)	$140	$124	NA	$16	13%	NA	NA
Exchange rate at year-end of the Canadian Dollar	$1.100	$1.256	$1.363

Potash’s net sales increased 33% in fiscal 2006 compared to fiscal 2005 primarily due to the Combination and higher potash prices. Potash sales volumes increased to 6.5 million tonnes in fiscal 2006 compared with 5.5 million tonnes a year ago. The average potash sales price was 13% higher during fiscal 2006. Sales for both the industrial and international markets increased in fiscal 2006 compared with the prior year, but sales to North American fertilizer customers declined 3.9%.

Potash sales volumes increased 19% in fiscal 2006, primarily as a result of the full-year effect of the Combination. However, Potash sales volumes declined in the second half of the year, both in North America and international markets. In North America, we estimate industry potash sales declined by 20% from July 2005 to June 2006 as dealers delayed purchases and reduced existing inventories. In the international market, sales in the second half of fiscal 2006 were negatively impacted by a lack of potash exports to China and India. Canpotex, which historically has been a significant exporter of potash to key Asian markets, including China and India, did not ship potash during the first half of calendar 2006 to these locations due to a lack of supply contracts for calendar 2006. Rather than negotiating annual contracts with Canpotex, Chinese and Indian importers, with participation of relevant government agencies, elected to engage in protracted contract negotiations with other world potash suppliers. In July 2006, Canpotex finalized a supply agreement with a key customer in China. The supply contract is for the remainder of calendar 2006 with shipments resuming in August. We believe that inventory levels in China as well as in India are at very low levels and that importers in these countries will need to replenish stocks for continuing strong potash demand. In addition to China, we anticipate that Canpotex will successfully conclude potash contracts with Indian importers in the near future. International sales are expected to increase as volumes to most customers in the Asian region recover.

The low sales volumes in the second half of the fiscal year resulted in high inventories. In order to more effectively manage high-cost inventories and working capital, we reduced production by 31% at our Canadian mines during the second half of fiscal 2006. Operating rates will likely continue at lower levels until the potash contracts can be settled.

Potash gross margin as a percent of sales increased from 28.3% in fiscal 2005 to 30.4% in fiscal 2006 mainly due to higher potash prices, a $19.5 million fair market value adjustment to inventory in fiscal 2005 as a result of the Combination, and mark-to-market gains on foreign currency exchange contacts and natural gas contracts of $18.7 million in fiscal 2006, offset by higher costs of production compared with the same period last year. The increase in production costs was mainly a result of higher energy prices and lower operating rates.

Average potash prices increased to $140 per tonne in fiscal 2006, an increase of $16 per tonne compared with fiscal 2005. Approximately 18% of our net sales were to industrial customers during 2006, compared with 15% in the prior year. Prices to non-agricultural customers generally are based on long-term legacy contracts at prices which were about 25% below our average potash selling price. The average non-agricultural potash price increased during the second half of fiscal 2006, although the average remains well below our average selling prices for agricultural sales.

One of our largest North American potash customers, Royster-Clark, was acquired in February 2006 by Agrium, one of our potash competitors. We have a long-term potash supply agreement with Royster-Clark expiring at the end of calendar year 2008. The impact of the purchase of Royster-Clark by Agrium on our North American potash sales is unknown at this time.

Potash’s net sales increased to $869.4 million in fiscal 2005 compared to $51.1 million in fiscal 2004, primarily due to CCN having only minor potash sales prior to the Combination. Potash volumes were 5.5 million tonnes which included a small amount of feed ingredient sales. The strong potash market was mainly due to an increase in potash exports and higher prices for both the domestic and export markets. Potash prices increased throughout fiscal 2005, and our average selling price from our mines was $124 per tonne for fiscal year 2005, with an average fourth quarter selling price of $135 per tonne.

Potash’s gross margin for fiscal 2005 was $246.1 million, or 28.3% of net sales, compared with $2.3 million, or 4.5% of net sales, in fiscal 2004. The increase in gross margin was mainly due to the Combination, an increase in export volume and higher prices. Costs of production were higher in fiscal 2005 compared with fiscal 2004 due to higher energy prices, maintenance costs, variable production supplies, royalties and Canadian resource taxes. In connection with purchase accounting, finished product inventory increased by $19.5 million to its fair market value on October 22, 2004. This inventory was sold during fiscal 2005 resulting in a lower gross margin.

Nitrogen Net Sales and Gross Margin

The following table summarizes Nitrogen sales, gross margin, sales volume and equity in net earnings of non-consolidated companies ($ in millions):

	Years Ended May 31			2006-2005			2005-2004
	2006	2005	2004	Change	Percent		Change	Percent
Net sales	$143.4	$119.8	$214.9	$23.6	20%		$(95.1)	(44%	)
Cost of goods sold	126.9	104.4	203.1	22.5	22%		(98.7)	(49%	)

Gross margin	$16.5	$15.4	$11.8	$1.1	7%		$3.6	31%

Gross margin as a percent of net sales	11.5%	12.9%	5.5%

Sales volume (in thousands of metric tonnes)	1,484	1,644	936	(160)	(10%	)	708	76%
Equity in net earnings of nonconsolidated companies - Saskferco	$18.7	$15.1	$12.1	$3.6	24%		$3.0	25%

Nitrogen net sales increased 20% in fiscal 2006 compared with year ago levels. A sales volume decline of 10% was more than offset by higher nitrogen prices. Nitrogen sales volumes were 1.5 million tonnes in fiscal 2006. Mosaic serves as a marketing agent for Saskferco’s nitrogen products. Agency sales volumes for Saskferco’s nitrogen products were 1.0 million tonnes for fiscal 2006, down 0.1 million tonnes compared with the same period a year ago. Sales volumes for nitrogen products purchased from sources other than Saskferco were 0.4 million tonnes for fiscal 2006, a decline of 10% compared with a year ago.

Equity in net earnings of Saskferco increased 24% in fiscal 2006 as higher prices offset an increase in the costs of production due to higher natural gas prices.

Nitrogen net sales declined 44% in fiscal 2005 compared with fiscal 2004. Equity in net earnings of Saskferco increased 25% to $15.1 million in fiscal 2005 compared with the prior year.

Offshore

The following table summarizes Offshore net sales, gross margin, gross margin per metric tonne, and equity in net earnings of non-consolidated companies ($ in millions, except gross margin per metric tonne):

	Years Ended May 31			2006-2005			2005-2004
	2006	2005	2004	Change	Percent		Change	Percent
Net sales	$1,238.9	$1,228.9	$1,130.4	$10.0	1%		$98.5	9%
Cost of goods sold	1,194.0	1,129.5	1,033.1	64.5	6%		96.4	9%

Gross margin	$44.9	$99.4	$97.3	$(54.5)	(55%	)	$2.1	2%

Gross margin as a percent of net sales	3.6%	8.1%	8.6%

Gross margin per metric tonne	$4.07	$12.37	$10.85	$(8.30)	(67%	)	$1.52	14%

Equity in net earnings of nonconsolidated companies
Fertifos S.A.	$20.0	$33.5	$18.2	$(13.5)	(40%	)	$15.3	84%

Other subsidiaries	7.0	5.4	2.8	1.6	30%		2.6	93%

Total	$27.0	$38.9	$21.0	$(11.9)	(31%	)	$17.9	85%

Exchange rate at year-end of Brazilian Real	$2.301	$2.404	$3.187

Offshore’s net sales remained relatively flat in fiscal 2006 compared with fiscal 2005. Despite an increase in sales volumes of 37% in fiscal 2006 compared to fiscal 2005, gross margins declined to $44.9 million or 3.6% of net sales compared to $99.4 million or 8.1% of sales in fiscal 2005. The decline in gross margin is primarily due to lower margins in Brazil, which was a result of the poor agricultural market environment. The decline in gross margins was also affected by Argentina, which was a result of higher operating costs.

Gross margin in Brazil decreased $45.0 million to $6.5 million, or 1.0% of net sales, in fiscal 2006 compared with $51.5 million, or 4.2% of net sales, in fiscal 2005. The devaluation and continued volatility of the U.S. dollar against the Brazilian Real during fiscal 2006 created an unfavorable market environment for the agricultural sector and impacted margins in several forms. Low grain prices, particularly for corn and soybean producers, continued to erode farmer’s income which is highly dependent on exports. This reduced the demand for and consumption of fertilizer. As a result, the average selling price for fertilizers was down 3% compared to fiscal 2005. In addition, lower demand and high inventory levels carried over by the Brazilian fertilizer industry from last year resulted in lower imports through our port facility. Our port facility imports fertilizer for our distribution operations as well as for third parties.

In Argentina, gross margin declined $4.9 million in fiscal 2006 compared with fiscal 2005. While sales volumes in fiscal 2006 were unchanged from fiscal 2005, margins were lower due to an increase in operating costs and damage to our port terminal caused by a vessel which hit our dock.

Equity in net earnings of non-consolidated companies declined to $27.0 million for fiscal 2006 compared with $38.9 million in fiscal 2005. This was mainly the result of lower equity earnings in the Fertifos S.A., and its subsidiary Fosfertil S.A. operations due to the poor agricultural market environment.

Net sales increased 9% in fiscal 2005 compared with fiscal 2004 and gross margin increased 2%. This was mostly due to improved results in India, China and Brazil. Equity net earnings of non-consolidated companies increased to $38.9 million for fiscal 2005 compared with $21.0 million in fiscal 2004. This was due to a strong Brazilian market during the first half of fiscal 2005.

Selling, General and Administrative Expenses

Year Ended May 31	Selling, General and Administrative Expenses	Percent of Net Sales	Increase (Decrease) Over Prior Fiscal Year
			Dollar	Percentage
2006	$241.3	4.5%	$34.3	16.6%
2005	207.0	4.7%	106.9	106.8%
2004	100.1	4.2%	12.5	14.3%

Selling, general and administrative expenses were $241.3 million for fiscal year 2006 compared to $207.0 million for fiscal year 2005. This increase was primarily due to the Combination and approximately $7 million in external consulting fees associated with first year Sarbanes-Oxley Section 404 compliance. These costs were partially offset by the effect of the reversal of a prior allowance of approximately $14 million associated with value added tax credits in Brazil, which we were able to offset against other federal taxes payable in Brazil.

Selling, general and administrative expenses increased $106.9 million in fiscal 2005 to $207.0 million. This increase was primarily due to the Combination, including headquarters transition costs, duplicative employee costs, synergy capture costs and costs related to the kick-off of a new enterprise resource planning (ERP) systems initiative. In addition, additional sales and use taxes in Brazil drove expenses higher.

Interest Expense

Year Ended May 31	Interest Expense	Percent of Net Sales	Increase (Decrease) Over Prior Fiscal Year
			Dollar	Percentage
2006	$166.5	3.1%	$45.9	38.1%
2005	120.6	2.7%	91.4	313.0%
2004	29.2	1.2%	(12.0)	(29.1%	)

Interest expense was $166.5 million in fiscal year 2006, compared to $120.6 million in fiscal year 2005. This increase was due to the full-year impact of the additional debt assumed as part of the Combination, along with higher interest rates on our floating rate debt. This was partially offset by a non-cash reduction of $19.3 million related to a full year effect of the amortization of the fair market value of debt as a result of the Combination. The cash interest paid in fiscal year 2006 and 2005 was higher than the reported interest expense due to the amortization of the fair market value adjustment on the debt assumed as part of the Combination by $47.9 million and $28.6 million, respectively.

Fiscal 2005 interest expense more than quadrupled compared with fiscal 2004 as a result of interest on debt assumed in the Combination.

Foreign Currency Transaction (Gain) Loss

Year Ended May 31	(Gain)Loss	Percent of Net Sales		Increase (Decrease) Over Prior Fiscal Year
				Dollar	Percentage
2006	$100.6	1.9%		$114.5	823.7%
2005	(13.9)	(0.3%	)	(17.5)	(486.1%	)
2004	3.6	0.2%		4.5	500.0%

In fiscal year 2006, we recorded a foreign currency transaction loss of $100.6 million compared with a gain of $13.9 million in the prior year. This was mainly the result of the effect of a strong Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. The value of the Canadian dollar increased by 12.4% in fiscal 2006. The Canadian dollar is the functional currency for our Potash business which translates its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency. This results in transaction gains or losses reflected in Mosaic’s Consolidated Statement of Operations. Because this is a non-cash accounting exposure, we chose not to hedge it.

In fiscal year 2005, we recorded a foreign currency transaction gain of $13.9 million compared with a loss of $3.6 million in fiscal 2004. Approximately $4.6 million of the gain was the result of the marking to market of a promissory note issued to us by Saskferco. The remainder of the gain was primarily caused by a weakening of the Canadian dollar, strengthening of the Brazilian Real and volatility of the Thai Baht against the U.S. dollar.

Equity in Earnings of Non-consolidated Companies

Equity in earnings of non-consolidated companies was $48.4 million in fiscal year 2006 compared with $55.9 million in fiscal year 2005, and $35.8 million in fiscal 2004. The largest earnings contributors were Fertifos S.A. and its subsidiary Fosfertil S.A., which is included in our Offshore segment, and Saskferco, which is included in our Nitrogen segment.

Provision for Income Taxes

Income tax expense was $5.3 million, an effective tax rate of 3.3%, on the pre-tax loss of $160.1 million. The fact that there was tax expense in a year of a pre-tax loss was primarily the result of losses in the U.S. and Brazil, for which no tax benefit was recorded, including substantially all of the $287.6 million restructuring and other charges, and the fact that our Canadian-based businesses are taxed at relatively higher rates than the other businesses of the Company. This was partially offset by an $81.0 million tax benefit from the reduction in our Canadian deferred tax liabilities as the result of a statutory reduction in the future tax rates in the Province of Saskatchewan during the fourth quarter.

The effective tax rate in fiscal 2005 was 45.7%, compared with 5.5% in fiscal 2004. The significant increase in the effective tax rate was due to the effects of the Combination, including the inclusion in fiscal 2005 of the earnings of the Canadian-based businesses which are taxed at relatively higher rates than the other businesses of the company and the fact that in fiscal 2004, the effective tax rate was lower as a result of a tax benefit related to the depletion of phosphate rock reserves.

During June 2006, the Canadian government approved legislation to reduce the Canadian federal corporate tax rate and eliminate the corporate surtax, which will be phased in through fiscal 2011 and collectively is expected to reduce the tax rate on our Canadian earnings by approximately three percentage points. Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, requires that deferred tax balances be revalued to reflect tax rate changes. The company has not completed its analysis of these tax rate changes; however, we currently estimate the impact of these rate changes to be $45 to $50 million. We will record this as a reduction of income tax expense during the first quarter of fiscal 2007 in accordance with SFAS No. 109.

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable by management under the circumstances. Changes in these estimates could have a material effect on our Consolidated Financial Statements.

Our significant accounting policies can be found in Note 2 to the Consolidated Financial Statements. We believe the following accounting policies may include a higher degree of judgment and complexity in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Goodwill

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. According to our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by sales volumes, average sales price and estimated future gross margin, as well as appropriate foreign exchange, discount and tax rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred if the reporting unit fails to achieve its assumed sales volume or assumed gross margin, or if interest rates increase significantly.

Recoverability of Long-Lived Assets

The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount, exchange, and tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed.

Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance.

Restructuring Charges

As described in Note 24 of the Consolidated Financial Statements, we approved plans to restructure the Phosphates segment in May 2006. In connection with these activities, we recorded restructuring charges for employee termination costs, accelerated depreciation and other restructuring-related costs.

The recognition of these restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned restructuring activity. To the extent our actual results in restructuring these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

Environmental Liabilities and Asset Retirement Obligation

We also record accrued liabilities for various environmental and reclamation matters. The estimation processes used to determine the amounts of these accrued liabilities are complex and use information obtained from company-specific and industry data, as well as general economic information.

Accruals for environmental matters are based on third party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing litigation. In accordance with (SFAS) No. 5, “Accounting for Contingencies,” we are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. The required accruals may change due to new developments in each matter, or changes in approach, such as a change in settlement strategy in dealing with these matters. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Using reasonably possible alternative assumptions of the exposure could result in an increase or decrease to the environmental reserve. Due to the inherent uncertainties related to environmental exposures, a significant increase to the reasonably possible exposure level could occur if the scope of the remediation was increased, a significant increase in our proportionate share occurred, or a new site was identified to need environmental remediation.

Based upon the guidance of SFAS No. 143, “Accounting for Asset Retirement Obligations,” we obtained third party estimates for the costs of retiring certain of our long-term operating assets. The costs are inflated based on an inflation factor and discounted based on a credit-adjusted risk-free rate. Fluctuations in the estimated costs, inflation and interest rates can have a significant impact on the amounts recorded. A further discussion of the Company’s asset retirement obligation can be found in Note 16 to the Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits

The accounting for benefit plans is highly dependent on actuarial estimates, assumptions and calculations which result from a complex series of judgments about future events and uncertainties. The assumptions and actuarial estimates required to estimate the employee benefit obligations for pension plans and other postretirement benefits, include discount rate, expected salary increases, certain employee-related factors, such as turnover, retirement age and mortality (life expectancy), expected return on assets and healthcare cost trend rates. We evaluate these critical assumptions at least annually. Our assumptions reflect our historical experiences and our best judgment regarding future expectations that have been deemed reasonable by management. The judgments made in determining the costs of our benefit plans can materially impact our results of operations. As such, we obtain assistance from actuarial experts to aid in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included in unamortized net gain and loss, which is amortized over future periods.

Deferred Income Taxes

In preparing our Consolidated Financial Statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized, which generally includes significant estimates and assumptions which result from a complex series of judgments about future events. In determining whether a valuation allowance is required, we apply the principles enumerated in SFAS No. 109, “Accounting for Income Taxes”, in the U.S. and each foreign jurisdiction in which a deferred tax asset is recorded. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits, we will reduce valuation allowances with either a charge to goodwill if the reduction relates to Purchase Accounting Valuation Allowances or in all other cases with a credit to income tax expense.

Variable Interest Entities

In the normal course of business, we may enter into arrangements that need to be examined to determine whether they fall under the variable interest entity (VIE) accounting guidance prescribed under Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46(R)), “Consolidation of Variable Interest Entities.” In accordance with the interpretation, management must exercise significant judgment to determine if VIE relationships are required to be consolidated. We use a variety of complex estimation processes involving both qualitative and quantitative factors that may involve the use of a number of assumptions about the business environment in which an entity operates to determine whether the entity is a VIE, and to analyze and calculate its expected losses and expected residual returns. These processes involve estimating the future cash flows and performance of the entity, analyzing the variability in those cash flows and allocating the losses and returns among the identified parties holding variable interests. Our interests are then compared to those of unrelated outside parties to identify if we are the primary beneficiary, and thus should consolidate the entity.

Litigation

The Company is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. The Company has established what management currently believes to be adequate reserves for pending legal matters. These reserves are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as advice of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. Changes in accruals, both up and down, are part of the ordinary, recurring course of business, in which management, after consultation with legal counsel, is required to make estimates of various amounts for business and strategic planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation accruals at any time reflect updated assessments of the then existing claims and legal actions. The final outcome or potential settlement of litigation matters could differ materially from the accruals which have been established by the Company.

Capital Resources and Liquidity

Liquidity is defined as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating and capital expenditure requirements and to service our debt and meet other contractual obligations as they become due.

Cash Requirements

We have certain contractual cash obligations that require us to make payments on a scheduled basis which include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and postretirement obligations. Our long-term debt is our largest contractual cash obligation and has maturities ranging from one year to 22 years. Our next largest contractual cash obligation is unconditional purchase obligations. Unconditional purchase obligations are contracts to purchase raw materials such as sulfur, ammonia, and natural gas. We expect to fund these purchases and our capital expenditures with a combination of operating cash flows and borrowings. See Off-Balance Sheet Arrangements and Obligations for the amounts owed by Mosaic under Contractual Cash Obligations.

Sources and Uses of Cash

Historically, the primary sources of cash for Mosaic have been operating cash flows, revolving credit facilities, and other senior debt. Historically, the primary uses of cash for Mosaic have been capital expenditures, working capital requirements, and the repayment of debt obligations.

Operating Activities

Operating activities provided $279.5 million of cash for fiscal 2006, a decrease of $54.2 million compared to fiscal 2005. The decrease in cash flows was primarily the result of the swing from net earnings to a net loss, and an overall decrease in cash flows from changes in assets and liabilities, offset by an increase in non-cash charges. The reduction in cash flows from changes in assets and liabilities was primarily the result of asset retirement obligation payments, and the settlement of the USAC Transactions.

In fiscal 2005, operating activities provided $333.7 million of cash, an increase of $212.2 million compared to fiscal 2004. The favorable variance was primarily the result of an increase in net earnings and the impact of higher non-cash charges, partially offset by an increase in the amount invested in working capital.

Investing Activities

Investing activities used $350.6 million of cash for fiscal 2006, an increase of $135.5 million compared to fiscal 2005. The increase in cash used by investing activities primarily related to additional capital expenditures in fiscal 2006. Capital expenditures increased in fiscal 2006 due to a full-year of capital expenditures as a result of the Combination compared to the partial year in fiscal 2005.

Investing activities used $215.1 million of cash for fiscal 2005, which was essentially flat with fiscal 2004. Cash flows used for investing activities increased primarily related to an increase in capital expenditures as a result of the Combination, offset by cash provided from the Combination, and the acquisition of businesses and minority interests in fiscal 2004.

Financing Activities

Cash provided by financing activities for fiscal 2006 was $12.6 million, a decrease of $93.7 million compared with fiscal 2005. The primarily reason for the decrease in cash flows provided by financing activities is from the net payments of debt in fiscal 2006 compared to net issuances of debt in fiscal 2005.

Cash provided by financing activities for fiscal 2005 of $106.3 million, an increase of $10.5 million compared with fiscal 2004. Cash provided by financing activities was primarily the result of net proceeds from the issuance of debt compared to net debt payments and contributions by Cargill in fiscal 2004.

Debt Instruments, Guarantees and Related Covenants

Most of our material debt instruments have cross-default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of our material debt instruments, the indentures relating to Mosaic Global Holdings’ 6.875% Debentures due 2007, 10.875% Senior Notes due 2008, 11.250% Senior Notes due 2011, 10.875% Senior Notes due 2013, 7.375% Debentures due 2018 and 7.30% Debentures due 2028 and Phosphate Acquisition Partners L.P.’s 7% Senior Notes due 2008, about which further information is included in Note 13 of Notes to Consolidated Financial Statements, have the lowest specified threshold amount, $25.0 million.

In February 2005, Mosaic entered into a senior secured credit facility, which we refer to as the Mosaic Credit Facility. The Mosaic Credit Facility is intended to serve as our primary senior secured bank credit facility to meet the combined liquidity requirements of all of Mosaic’s business segments. The Mosaic Credit Facility includes a $450.0 million Revolving Credit Facility, a $50.0 million Term Loan A Facility and a $350.0 million Term

Loan B Facility. Under the Revolving Credit Facility, Mosaic may from time to time borrow, repay and reborrow amounts as revolving loans or swingline loans or obtain letters of credit, up to a maximum of $450.0 million principal amount outstanding at any time. The net available borrowings under the Revolving Credit Facility as of May 31, 2006 were approximately $221.6 million.

The maturity date of the Revolving Credit Facility is February 18, 2010, the maturity date of the Term Loan A Facility is February 19, 2010, and the maturity date of the Term Loan B Facility is February 21, 2012; provided, however, that an Event of Default would occur unless one of certain specified events occurs prior to November 30, 2007. A description of these events is incorporated by reference to Note 13 of Notes to Consolidated Financial Statements. There can be no assurance that one of these events will occur prior to November 30, 2007.

The Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. These ratios become more stringent over time pursuant to the terms of the Credit Agreement. There can be no assurance that Mosaic will be able to meet these ratios in the future, particularly as they become more stringent. Mosaic’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that Mosaic would be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs. Mosaic was in compliance with the provisions of financial covenants in the Credit Agreement as of May 31, 2006.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock beginning February 18, 2005 to $20.0 million plus an amount equal to the sum of (a) 25 percent of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ending May 31, 2006 and (b) 25 percent of the net proceeds from equity offerings by Mosaic that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million.

Further information regarding Financing Arrangements is hereby incorporated by reference to Note 13 of Notes to Consolidated Financial Statements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to Phosphates, we are subject to financial assurance requirements or letters of credit. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strengths test or provide credit support, typically in the form of surety bonds. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations for the amounts of such financial assurance maintained by the Company and the impacts of such assurance.

Off-Balance Sheet Arrangements and Obligations

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	any obligation under a guarantee contract that has any of the characteristics identified in paragraph 3 of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation, including a contingent obligation, under contracts that would be accounted for as derivative instruments that are indexed to the Company’s own stock and classified as equity; and

•	any obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Information regarding guarantees is hereby incorporated by reference to Note 18 of Notes to Consolidated Financial Statements. Information regarding derivative instruments is hereby incorporated by reference to Note 17 of Notes to Consolidated Financial Statements. Information regarding variable interest entities is hereby incorporated by reference to Note 14 of Notes to Consolidated Financial Statements.

The following information summarizes our contractual obligations and other commercial commitments as of May 31, 2006.

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of May 31, 2006:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$2,245.3	$19.1	$732.7	$86.5	$1,407.0
Estimated interest payments on long-term debt(a)	1,205.6	213.4	347.2	276.7	368.3
Operating leases	109.1	33.8	42.7	20.7	11.9
Purchase commitments(b)	769.6	429.6	244.4	51.2	44.4
Pension and postretirement liabilities(c)	448.3	39.5	80.5	88.6	239.7

Total contractual cash obligations	$4,777.9	$735.4	$1,447.5	$523.7	$2,071.3

(a)	Based on interest rates and debt balances as of May 31, 2006.
(b)	Based on prevailing market prices as of May 31, 2006.
(c)	Fiscal 2007 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

Other Commercial Commitments

The following is a summary of our other commercial commitments as of May 31, 2006:

		Commitment Expiration by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$130.0	$123.8	$6.2	$-	$-
Surety bonds	116.4	101.4	-	-	15.0

Total	$246.4	$225.2	$6.2	$-	$15.0

The surety bonds and letters of credit generally expire every year but primarily provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We incur liabilities for reclamation activities and phosphogypsum stack system closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. As of May 31, 2006, we had $91.1 million in surety bonds outstanding for mining reclamation obligations in Florida. In connection with the outstanding surety bonds, we have posted $26.6 million of collateral in the form of letters of credit. In addition, we have letters of credit directly supporting mining reclamation activity of $16.8 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.

We have entered into a Consent Agreement with the Florida Department of Environmental Protection to satisfy financial responsibility obligations for our phosphogypsum stack systems in Florida, and are currently in negotiations for an exemption request with the Louisiana Department of Environmental Quality on its financial responsibility requirements, which we currently do not meet. See Note 16 of Notes to our Consolidated Financial Statements for more information on our compliance with applicable financial responsibility regulations.

Other Long-Term Obligations

The following is a summary of our other long-term obligations as of May 31, 2006:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations(a)	$1,078.7	$59.9	$75.0	$60.2	$883.6

(a)	Represents the undiscounted, inflation adjusted estimated cash outflows required to settle the asset retirement obligations. The corresponding present value of these future expenditures is $548.2 million as of May 31, 2006, and is reflected in liabilities in our Consolidated Balance Sheet.

In addition, we have granted a mortgage on approximately 22,000 previously mined acres of land in Florida with a net book value of approximately $14.0 million as security for certain reclamation costs in the event that an option granted to a third party to purchase the mortgaged land is not exercised.

Most of our export sales of phosphate and potash crop nutrients are marketed through two North American export associations, PhosChem and Canpotex, respectively, which fund their operations in part through third-party financing facilities. As a member, Mosaic or our subsidiaries are, subject to certain conditions and exceptions, contractually obligated to reimburse the export associations for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from the export associations. Commitments are set forth in Note 21 to our Consolidated Financial Statements and are incorporated herein by reference.

Market Risk

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, as well as to changes in freight costs and fluctuations in market prices for our products.

Interest Rates

We conducted sensitivity analyses of our debt assuming a one-percentage point adverse change in interest rates on outstanding borrowings from the actual level as of May 31, 2006. Holding all other variables constant, the hypothetical adverse changes would not materially affect our operating results of financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one-percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in our financial structure. Additional information regarding market risk related to interest rates is hereby incorporated by reference to Note 17 of Notes to Consolidated Financial Statements.

Foreign Currency Exchange Rates and Commodities

Information regarding market risk related to foreign currency exchange rates and commodities is hereby incorporated by reference to Note 17 of Notes to Consolidated Financial Statements.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 23 of Notes to Consolidated Financial Statements.

Environmental, Health and Safety Matters

The Company’s Program

We have adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

It is the policy of The Mosaic Company and subsidiaries, which it controls, to conduct all business activities in a manner that protects the environment and the health and safety of our employees, contractors, customers and communities. Environmental stewardship, health and safety will be integrated into all business practices. Our employees will be trained to ensure that environmental, health and safety standards and procedures are understood and implemented.

Environment. Mosaic employees and business units will comply with all applicable laws and regulations. Mosaic supports the responsible production and use of crop nutrient products to enhance preservation of natural systems.

Health and Safety. Mosaic will design, operate and manage company facilities to protect the health and safety of our employees and communities. We insist that all work, however urgent, be done safely.

Product Safety. The safety of Mosaic products for human, animal and plant applications will not be compromised. The management of raw materials, production processes and material handling facilities will at all times be protective of our customers and communities.

This Policy is the cornerstone of our comprehensive EHS management program (EHS Program), which seeks to achieve sustainable, predictable and verifiable EHS performance. Key elements of the EHS Program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving our EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing professional qualified EHS staff; (vi) evaluating facility conditions; (vii) evaluating and enhancing safe workplace behaviors; (viii) performing audits; (ix) formulating EHS action plans; and (x) assuring accountability of all managers and other employees for environmental performance. The business units are responsible for implementing day-to-day elements of the EHS Program, assisted by an integrated staff of EHS professionals. We conduct audits to verify that each facility has identified risks, achieved regulatory compliance, implemented continuous EHS improvement, and incorporated EHS management systems into day-to-day business functions.

A critical focus of our EHS Program is achieving compliance with the evolving myriad of international, federal, state, provincial and local EHS laws that govern our production and distribution of crop and animal nutrients. These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of our facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both us and our customers; (vi) management and/or remediation of potential impacts to air, water quality and soil from our operations; (vii) disposal of waste materials; and (viii) reclamation of lands after mining. For any new regulatory programs that might be proposed, it is difficult to ascertain future compliance obligations or to estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. We typically respond to such regulatory requirements at the appropriate time by implementing necessary modifications to facilities or to operating procedures.

We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. In fiscal 2007, environmental capital expenditures are expected to total approximately $60 million, primarily related to: (i) modification or construction of wastewater treatment areas and water treatment systems; (ii) construction, modification and closure projects associated with phosphogypsum stacks (Gypstacks) at our Phosphates’ concentrates plants; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation activities are expected to total approximately $40 million in fiscal 2007. In fiscal 2008, we estimate environmental capital expenditures will be approximately $30 million and expenditures for land reclamation activities are expected to be approximately $40 million. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation expenditures will not be required in the fiscal 2007 or in the future.

We have recorded accounting accruals for certain contingent environmental liabilities and believe such accruals are in accordance with U.S. GAAP. We record accruals for environmental investigatory and non-capital remediation costs and for expenses associated with litigation when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. These accruals are adjusted quarterly for any changes in our estimates of the future costs associated with these matters.

Product Requirements and Impacts

International, federal, state and provincial standards require us to register many of our products before these products can be sold. The standards also impose labeling requirements on these products and require us to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies continue to evaluate alleged health and environmental impacts that could arise from the handling and use of products such as those manufactured by Mosaic. The U.S. Environmental Protection Agency, the state of California, and The Fertilizer Institute in conjunction with the European Fertilizer Manufacturers Association have completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that when handled and used as intended, based on the available data, crop nutrient materials do not pose harm to human health or the environment. Nevertheless, agencies could impose additional standards or regulatory requirements on the producing industries, including Mosaic or our customers. It is the current opinion of management that the potential impact of any such standards on the market for our products, and the expenditures that might be necessary to meet any such standards, will not have a material adverse effect on our business or financial condition.

Operating Requirements and Impacts

Permitting. We hold numerous environmental, mining and other permits or approvals authorizing operation at each of our facilities. Our ability to continue operations at a facility could be materially affected by a government agency decision to deny or delay issuing a new or renewed permit or approval, to revoke or substantially modify an existing permit or approval or to substantially change conditions applicable to a permit modification. In addition, expansion of our operations or extension of operations into new areas is predicated upon securing the necessary environmental or other permits or approvals. For instance, over the next several years, we will be continuing our efforts to obtain permits in support of our anticipated Florida mining operations at certain of our properties. For years, we have successfully permitted mining properties and anticipate that we will be able to permit these properties as well. In Florida, local community participation has become an important factor in the permitting process for mining companies. A denial of these permits or the issuance of permits with cost-prohibitive conditions would prevent us from mining at these properties and thereby have a material adverse effect on our business and financial condition.

Operating Impacts Due to the Kyoto Protocol. On December 16, 2002, the Prime Minister of Canada ratified the Kyoto Protocol, committing Canada to reduce its greenhouse gas emissions on average to six percent below 1990 levels through the first commitment period (2008-2012). This equates to reductions of between 20 to 30 percent from current emission levels across the country. Implementation of this commitment will be achieved through The Climate Change Plan for Canada. We have been in active negotiation with the Canadian government regarding the measures to be implemented by Mosaic and other members of the potash industry to achieve the target reductions. Negotiating through the Canadian Fertilizer Institute, we have established carbon dioxide reduction targets that we believe we can meet by continuing to focus on energy efficiency initiatives within our operations, thus avoiding the need of purchasing carbon credits. The carbon dioxide target levels are not final and may change in light of the intervening election of a conservative government. While we are not anticipating stricter carbon dioxide reduction targets than those currently proposed, we cannot predict with certainty what the impact of the change in government will be.

Reclamation Obligations. During our phosphate mining operations, we remove overburden and sand tailings in order to retrieve phosphate rock reserves. Once we have finished mining in an area, we return overburden and sand tailings and reclaim the area in accordance with approved reclamation plans and applicable laws. We have incurred and will continue to incur significant costs to fulfill our reclamation obligations. In the past, we have established accruals to account for our reclamation expenses. Since June 1, 2003, we have accounted for mandatory reclamation of phosphate mining land in accordance with SFAS No. 143. See Note 16 of Notes to Consolidated Financial Statements for the impact of this accounting treatment.

Management of Residual Materials and Closure of Management Areas. Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt, iron and clay, are stored in surface disposal sites. Phosphate clay residuals from mining are deposited in clay settling ponds. Processing of phosphate rock with sulfuric acid generates phosphogypsum that is stored in phosphogypsum management systems.

During the life of the tailings management areas, clay settling ponds and phosphogypsum management systems, we have incurred and will continue to incur significant costs to manage our potash and phosphate residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.

The Company has significant asset retirement obligations recorded under SFAS No. 143. See Critical Accounting Estimates and Note 16 of the Notes to the Consolidated Financial Statements for the impact of this accounting treatment.

Saskatchewan Environment (SE) is in the process of establishing appropriate closure requirements for potash tailings management areas. SE has required all mine operators in Saskatchewan to obtain approval of facility decommissioning and reclamation plans (Plans). These Plans, which apply once mining operations at any facility are terminated, must specify procedures for handling potash residuals and for decommissioning all mine facilities including potash tailings management areas. On July 5, 2000, SE approved, with comments, the decommissioning Plans submitted by us for each of our facilities. These comments required us and the rest of the industry to cooperate with SE to evaluate technically feasible, cost-effective and environmentally responsible disposal options for tailings residuals and to correct any deficiencies in the Plans that were noted by SE. The Plans initially approved July 5, 2000 were reviewed, updated, and resubmitted to SE in May 2006. SE is presently considering the updated Plans, but due to time constraints was unable to complete its review by July 5, 2006. SE has extended approval of our previous plan to September 20, 2006.

Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and phosphogypsum management systems. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations above for the amounts of such assurance maintained by the Company and the impacts of such assurance.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum systems located in the State of Florida that impose financial assurance requirements that are more stringent than the prior rules.

Finally, in connection with the interim approval of closure plans for potash tailings management areas, discussed above, we were required to post interim financial assurance to cover the estimated amount that would be necessary to operate our tailings management areas for approximately two years in the event that we were no longer able to fund facility decommissioning. In April 2006, a proposal for initiating a closure fund for each company was made to SE. As proposed, the fund would be managed by a mutually agreed upon third party. An initial investment by us of approximately $1.5 million Canadian would grow by the estimated time of closure, or by the one-hundredth year of operation, to an amount that would fully fund the industry’s closure liability. SE would review the sufficiency of the fund every five years. In addition, under the proposal, the existing interim financial assurance would remain in place. SE has not yet formally responded to the proposal, but in principle, appears to support it. Our current financial assurance was to expire on July 5, 2006, but SE extended the expiration date to September 30, 2006, pending its review of the proposal.

Upon final approval by SE, we will be required to provide financial assurance that Plans proposed by us ultimately will be carried out. Because SE has not yet specified the assurance mechanism to be utilized, we cannot predict with certainty the financial impact of these financial assurance requirements on us.

Remedial Activities

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Various states have enacted legislation that is analogous to the federal Superfund program. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Superfund or state analogues may impact us at our current or former operations.

Remediation at Our Facilities. Many of our formerly owned or current facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these facilities by us and predecessor operators have resulted in soil, surface water and groundwater impacts.

At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under Superfund or otherwise. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address site impacts. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into account established accruals, future expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on our business or financial condition. However, material expenditures by us could be required in the future to remediate the environmental impacts at these or at other current or former sites.

Remediation at Third-Party Facilities. Various third parties have alleged that our historic operations have impacted neighboring off-site areas or nearby third-party facilities. In some instances, we have agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address off-site impacts. Our remedial liability at these sites, either alone or in the aggregate, taking into account established accruals, currently is not expected to have a material adverse effect on our business or financial condition. As more information is obtained regarding these sites, this expectation could change.

Liability for Off-Site Disposal Locations. Currently, we are involved or concluding involvement for off-site disposal at several Superfund or equivalent state sites. Moreover, we previously have entered into settlements to resolve liability with regard to Superfund or equivalent state sites. In some cases, such settlements have included “reopeners,” which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances. Our remedial liability at such disposal sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Oil and Gas

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), IMC assumed responsibility for environmental impacts at a significant number of oil and gas facilities that had been operated by FTX, PLP (which was merged into PAP in connection with the Combination) or their predecessors. In connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS), we reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify us against these oil and gas responsibilities except for a limited number of specified potential claims for which we retained responsibility. These specified claims, either individually or in the aggregate, are not expected to have a material adverse effect on our business or financial condition.

Related Parties

Related parties are set forth in Note 25 of Notes to Consolidated Financial Statements and are incorporated herein by reference.

Recently Issued Accounting Guidance

Recently issued accounting guidance are set forth in Note 5 of Notes to Consolidated Financial Statements and are incorporated herein by reference.

Forward-Looking Statements

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	business and economic conditions and governmental policies affecting the agricultural industry where we or our customers operate, including price and demand volatility resulting from periodic imbalances of supply and demand;

•	changes in the operation of world nitrogen, phosphate or potash markets, including continuing consolidation in the fertilizer industry, particularly if we do not participate in the consolidation;

•	pressure on prices realized by us for our products;

•	the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate;

•	seasonality in our business that results in the need to carry significant amounts of inventory and seasonal peaks in working capital requirements, and may result in excess inventory or product shortages;

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals including permitting activities;

•	the financial resources of our competitors;

•	provisions in the agreements governing our indebtedness that limit our discretion to operate our business and require us to meet specified financial tests;

•	the retention of existing, and continued attraction of additional, customers and key employees, including any difficulties we may experience in establishing a separate brand identity from Cargill, particularly in certain international jurisdictions in which Cargill traditionally attracted premiums from customers, before expiration of our existing license of Cargill’s brand in 2009;

•	the costs and effects of legal proceedings and regulatory matters affecting us including environmental and administrative proceedings;

•	any errors in our financial statements, including errors related to the material weakness we have identified in our internal controls discussed in Item 9A of Part I of this report;

•	our ability to effectively implement our planned enterprise resource planning system in a timely fashion;

•	adverse changes in the ratings of our securities and changes in availability of funds to us in the financial markets;

•	actions by the holders of controlling equity interests in businesses in which we hold a minority interest;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

•	increased water inflows into our potash mines at Esterhazy, Saskatchewan;

•	terrorism or other malicious intentional acts;

•	changes in antitrust and competition laws;

•	the effectiveness of our risk management strategy;

•	our ability to successfully integrate the former operations of IMC and the CCN businesses;

•	the ability to develop and execute comprehensive plans for asset optimization and/or rationalization;

•	actual costs of closures of the South Pierce, Green Bay and Fort Green facilities differing from management’s current estimates;

•	realization of management’s expectations regarding reduced raw material or operating costs, reduced capital expenditures and improved cash flow from the closures of the South Pierce, Green Bay and Fort Green facilities, and the ability to obtain any necessary waivers from regulatory agencies with oversight of us or our Phosphates business;

•	Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could increase its ownership or sell its interest in Mosaic after the expiration of existing standstill and lockup provisions in our investor rights agreement with Cargill that expire in 2008 and 2007, respectively;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	our current suboptimal organizational structure in which most of our indebtedness is incurred in the United States while most of our earnings and cash flow are generated by our Canadian subsidiaries; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A of this Annual Report on Form 10-K and incorporated into this Item 7 as if fully stated herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Mosaic Company:

We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended May 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mosaic Company and subsidiaries as of May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Mosaic Company’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 10, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/S/ KPMG LLP

Minneapolis, Minnesota

August 11, 2006

Consolidated Statements of Operations

In millions, except per share amounts

	Years Ended May 31
	2006	2005	2004
Net sales	$5,305.8	$4,396.7	$2,374.0
Cost of goods sold	4,668.4	3,871.2	2,196.4

Gross margin	637.4	525.5	177.6
Selling, general and administrative expenses	241.3	207.0	100.1
Restructuring and other charges	287.6	-	-
Other operating expenses	2.7	-	0.7

Operating earnings	105.8	318.5	76.8
Interest expense	166.5	120.6	29.2
Foreign currency transaction (gain) loss	100.6	(13.9)	3.6
Other (income) expenses	(1.2)	(3.1)	3.9

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(160.1)	214.9	40.1
Provision for income taxes	5.3	98.3	2.2

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(165.4)	116.6	37.9
Equity in net earnings of nonconsolidated companies	48.4	55.9	35.8
Minority interests in net earnings of consolidated companies	(4.4)	(4.9)	(1.4)

Earnings (loss) before the cumulative effect of a change in accounting principle	(121.4)	167.6	72.3
Cumulative effect of a change in accounting principle, net of tax	-	(2.0)	-

Net earnings (loss)	$(121.4)	$165.6	$72.3

Earnings (loss) available for common stockholders:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(121.4)	$167.6	$72.3
Preferred stock dividend	11.1	6.3	-

Earnings (loss) available for common stockholders	$(132.5)	$161.3	$72.3

Basic earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.35)	$0.49	$0.29
Cumulative effect of a change in accounting principle, net of tax	-	(0.01)	-

Basic net earnings (loss) per share	$(0.35)	$0.48	$0.29

Basic weighted average number of shares outstanding	382.2	327.8	250.6

Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$(0.35)	$0.47	$0.29
Cumulative effect of a change in accounting principle, net of tax	-	(0.01)	-

Diluted net earnings (loss) per share	$(0.35)	$0.46	$0.29

Diluted weighted average number of shares outstanding	382.2	360.4	250.6

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

In millions, except per share amounts

	May 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$173.3	$245.0
Receivables, net	453.2	592.9
Trade receivables due from Cargill, Incorporated and affiliates	52.6	61.1
Inventories	760.9	753.4
Deferred income taxes	50.5	2.2
Other current assets	89.9	73.7

Total current assets	1,580.4	1,728.3
Property, plant and equipment, net	4,416.6	4,121.4
Investments in nonconsolidated companies	318.9	289.9
Note receivable from Saskferco Products Inc.	-	41.5
Goodwill	2,347.1	2,160.3
Other assets	57.6	70.1

Total assets	$8,720.6	$8,411.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$152.8	$80.7
Current maturities of long-term debt	69.3	124.2
Accounts payable	403.1	434.8
Trade accounts payable due to Cargill, Incorporated and affiliates	17.1	27.9
Accrued liabilities	385.9	380.0
Accrued income taxes	97.9	105.0

Total current liabilities	1,126.1	1,152.6
Long-term debt, less current maturities	2,384.6	2,455.2
Long-term debt-due to Cargill, Inc. and affiliates	3.5	8.5
Deferred income taxes	675.0	692.2
Other noncurrent liabilities	980.2	867.7
Minority interest in consolidated subsidiaries	20.4	21.8
Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 2,750,000 shares issued and outstanding as of May 31, 2006 and 2005 (liquidation preference $50 per share)	-	-
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 5,458,955 shares issued and outstanding as of May 31, 2006 and 2005	0.1	0.1
Common stock, 384,393,848 and 379,409,047 shares issued and outstanding as of May 31, 2006 and May 31, 2005, respectively	3.8	3.8
Capital in excess of par value	2,244.8	2,166.2
Retained earnings	982.9	1,115.4
Accumulated other comprehensive income (loss)	299.2	(72.0)

Total stockholders’ equity	3,530.8	3,213.5

Total liabilities and stockholders’ equity	$8,720.6	$8,411.5

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

In millions, except per share amounts

	Years Ended May 31
	2006	2005	2004
Cash Flows from Operating Activities
Net earnings (loss)	$(121.4)	$165.6	$72.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	324.1	219.3	104.6
Minority interest	4.4	4.9	1.4
Deferred income taxes, exclusive of acquisitions	(38.9)	33.0	13.8
Equity in net earnings of nonconsolidated companies, net of dividends	(21.7)	(22.7)	1.1
Cumulative effect of change in accounting principle	-	2.0	-
Accretion expense for asset retirement obligations	52.1	11.8	5.4
Amortization of debt refinancing and issuance costs	3.4	1.8
Amortization of out-of-market contracts	(17.5)	(13.9)	-
Amortization of fair market value adjustment of debt	(47.9)	(28.6)	-
Amortization of stock-based compensation expense	8.1	2.1	-
Restructuring and other charges	287.6	-	-
Unrealized gains on derivatives	(9.0)	(2.7)	-
Reversal of prior accrual for value added tax	(18.9)	-	-
Other	12.1	5.0	(1.5)
Changes in assets and liabilities, exclusive of acquisition:
Receivables, net	146.5	(126.0)	(43.3)
Inventories	(16.8)	(78.2)	(44.3)
Other current assets	(3.8)	60.1	(26.4)
Accounts payable	(30.9)	122.7	24.9
Accrued liabilities	(69.8)	(16.0)	31.6
Other noncurrent liabilities	(68.2)	(6.5)	(18.1)
USAC contract settlement	(94.0)	-	-

Net cash provided by operating activities	279.5	333.7	121.5
Cash Flows from Investing Activities
Capital expenditures	(389.5)	(255.2)	(162.1)
Cash acquired in acquisition of IMC Global Inc.	-	53.0	-
Proceeds from note receivable from Saskferco Products Inc.	44.0	-	-
Investment in note receivable from Saskferco Products Inc.	-	(14.3)	(27.2)
Investments in nonconsolidated companies	(0.4)	(5.5)	(0.1)
Investments in business acquired and minority interests	-	-	(29.2)
Other	(4.7)	6.9	3.8

Net cash used in investing activities	(350.6)	(215.1)	(214.8)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(521.4)	(1,215.1)	(18.8)
Proceeds from issuance of short-term and long-term debt	515.4	1,379.7	12.9
Proceeds from stock options exercised	28.9	26.4	-
Contributions by Cargill, Inc.	-	9.8	124.7
Payments on debt due to Cargill, Inc. and affiliates	-	(58.1)	-
Changes in short-term and long-term debt due to Cargill, Inc. and affiliates	-	-	(23.1)
Cash dividends paid	(10.3)	(11.4)	-
Increase in debt refinancing and issuance costs	-	(25.0)	-
Other	-	-	0.1

Net cash provided by financing activities	12.6	106.3	95.8
Effect of exchange rate changes on cash	(13.2)	10.0	(0.2)

Net change in cash and cash equivalents	(71.7)	234.9	2.3
Cash and cash equivalents - beginning of period	245.0	10.1	7.8

Cash and cash equivalents - end of period	$173.3	$245.0	$10.1

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

In millions, except per share amounts

	Shares			Dollars
	Preferred Stock	Class B Stock	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of June 1, 2003	-	-	-	$-	$-	$759.2	$(97.4)	$661.8
Net earnings	-	-	-	-	-	72.3	-	72.3
Foreign currency translation adjustment	-	-	-	-	-	-	(16.0)	(16.0)
Net unrealized loss on derivative instruments, net of tax of $0.2 million	-	-	-	-	-	-	(0.3)	(0.3)

Comprehensive income for 2004								56.0
Net contributions from Cargill, Inc.	-	-	-	-	-	124.6	-	124.6

Balance as of May 31, 2004	-	-	-	-	-	956.1	(113.7)	842.4
Net earnings	-	-	-	-	-	165.6	-	165.6
Foreign currency translation adjustment, net of tax of $11.0 million	-	-	-	-	-	-	41.9	41.9
Minimum pension liability adjustment, net of tax of $0.1 million	-	-	-	-	-	-	(0.2)	(0.2)

Comprehensive income for 2005								207.3
Issuance of stock for Combination (par value $0.01 per share)	2.8	-	126.3	1.3	1,677.7	-	-	1,679.0
Stock compensation exercises and grants	-	-	2.5	-	26.0	-	-	26.0
Contributions from Cargill, Inc.	-	5.5	250.6	2.6	467.6	-	-	470.2
Dividends paid to Cargill, Inc.	-	-	-	-	(5.1)	-	-	(5.1)
Dividends on preferred shares ($0.9375 per share)	-	-	-	-	-	(6.3)	-	(6.3)

Balance as of May 31, 2005	2.8	5.5	379.4	3.9	2,166.2	1,115.4	(72.0)	3,213.5
Net loss	-	-	-	-	-	(121.4)	-	(121.4)
Foreign currency translation adjustment, net of zero tax	-	-	-	-	-	-	376.5	376.5
Minimum pension liability adjustment, net of tax of $2.6 million	-	-	-	-	-	-	(5.3)	(5.3)

Comprehensive income for 2006								249.8
Issuance of stock (par value $0.01 per share)	-	-	2.9	-	38.1	-	-	38.1
Stock compensation exercises and grants	-	-	2.1	-	37.0	-	-	37.0
Contributions from Cargill, Inc.	-	-	-	-	3.5	-	-	3.5
Dividends on preferred shares ($0.9375 per share)	-	-	-	-	-	(11.1)	-	(11.1)

Balance as of May 31, 2006	2.8	5.5	384.4	$3.9	$2,244.8	$982.9	$299.2	$3,530.8

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

In millions, except per share amounts

1. ORGANIZATION AND NATURE OF BUSINESS

The Mosaic Company (Mosaic, we, us, our, or the Company) was created to serve as the parent company of the business that was formed through the business combination (Combination) of IMC Global Inc. (IMC or Mosaic Global Holdings) and the Cargill Crop Nutrition fertilizer businesses (CCN) of Cargill, Incorporated and its subsidiaries (Cargill) on October 22, 2004.

Mosaic is the largest producer of phosphate and potash combined, as well as nitrogen and animal feed supplier. We conduct our business through wholly and majority owned subsidiaries, consolidated variable interest entities, and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment (Phosphates) owns and operates mines and production plants in Florida which produce phosphate fertilizer and feed phosphate, and processing plants in Louisiana which produce phosphate fertilizer. Phosphates’ results include North American distribution activities and results of Phosphate Chemicals Export Association, Inc. (PhosChem), a U.S. Webb-Pomerene Act association which exports most of our phosphate fertilizer products around the world.

Our Potash business segment (Potash) owns and operates mines and production plants in Canada and the United States which produce potash-based fertilizer, feed and industrial products. Potash sales include domestic and international sales.

Our Offshore business segment (Offshore) consists of fertilizer blending and bagging facilities, port terminals and warehouses, and sales offices in several countries as well as production plants in Brazil, China and Argentina. Offshore serves as a market for Phosphates and Potash but also purchases and markets products from other suppliers worldwide.

Our Nitrogen business segment (Nitrogen) includes activities related to the North American distribution of nitrogen products which are marketed for Saskferco Products Inc. (Saskferco), a Saskatchewan based corporation, as well as nitrogen products purchased from third parties. Nitrogen results also include earnings from our 50% ownership interest in Saskferco.

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The financial information reflected in these financial statements for periods prior to the Combination include the results of CCN. Prior to the Combination, certain costs were charged to us by Cargill and its affiliates; such costs were generally based on proportional allocations and, in certain circumstances, based on specific identification of applicable costs which management believed were reasonable. Accordingly, these financial statements do not necessarily reflect the financial position and results of operations that would have been had we been an independent entity during all periods presented. Subsequent to the Combination, Cargill and its affiliates continue to provide certain administrative services to us. The costs of these services are determined in accordance with a Master Transition Services Agreement entered into between us and Cargill which is further described in Note 25. Management believes these costs are reasonable. The results of operations for the IMC entities have only been included in our Consolidated Financial Statements since October 22, 2004, the date of the Combination, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”

Throughout the Notes to Consolidated Financial Statements, amounts are in millions of dollars except for per share data and as otherwise designated.

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries, as well as the accounts of certain variable interest entities (VIE) for which we are the primary beneficiary as described in Note 14. Other investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method. Other investments where we are unable to exercise significant influence over operating and financial decisions are accounted for under the cost method.

Mosaic owns 33.09% of Fertifos S.A., a Brazilian holding company which owns 55.98% of Fosfertil S.A., a publicly traded phosphate and nitrogen company in Brazil. Our Consolidated Financial Statements include the equity in net earnings for this investee for the reporting periods for which Fosfertil has most recently made its financial information publicly available in Brazil, which results in a two-month lag in the reporting of Mosaic’s interest in the earnings of Fertifos in our Consolidated Financial Statements. Significant intercompany balances have been eliminated.

Accounting Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation activities, and the provision for income taxes, among others. Actual results could differ from these estimates.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer or when the risks and rewards of ownership are otherwise transferred to the customer. Revenue on Offshore sales and North American export sales is recognized upon the transfer of title to the customer, which is generally at the time the product is shipped and the price is fixed and determinable. For certain export shipments, transfer of title occurs outside the United States or the country in which the shipment originated. Shipping and handling costs are included as a component of cost of sales.

We are party to a marketing agreement with Saskferco. In connection with this agreement, we perform the sales and marketing services for Saskferco and receive an agency fee for these services. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we are acting as an agent under this marketing agreement. As a result, we are recording Saskferco’s sales net of cost of goods sold.

Income Taxes

In preparing our Consolidated Financial Statements, we utilize the liability method in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. In determining whether a valuation allowance is required to be recorded, we apply the principles enumerated in SFAS No. 109,

“Accounting for Income Taxes,” in the U.S. and each foreign jurisdiction in which a deferred tax asset is recorded. We consider tax planning strategies, scheduled reversals of temporary differences and factor in the expiration period of our tax carryforwards. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits we will reduce valuation allowances with either a credit to goodwill if the reduction relates to Purchase Accounting Valuation Allowances or in all other cases with a credit to income tax expense.

Prior to the Combination, the provision or benefit for income taxes for some of the entities comprising CCN were determined by the application of Cargill tax allocation policies, whereby taxes or benefits were generally allocated on the basis of the individual entity’s taxable income or loss and applicable credits in relation to the combined or consolidated totals for all Cargill entities included in the relevant return filing.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar, however, for operations located in Canada, Brazil and Thailand, the functional currency is the local currency. Assets and liabilities of these foreign operations are translated to the U.S. dollar at exchange rates in effect at the balance sheet date, while income statement accounts are translated to the U.S. dollar at the average exchange rates for the period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. The effect on the Consolidated Statements of Operations of transaction gains and losses is presented on the face of the statement. These transaction gains and losses result from transactions that are denominated in a currency that is other than the functional currency of the operation.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less.

Concentration of Credit Risk

In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our phosphate and potash products are sold primarily through two North American export associations. No single customer or group of affiliated customers accounted for more than 10% of our net sales in any year during the three-year period ended May 31, 2006.

Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount less an allowance for doubtful accounts. On a regular basis, we evaluate outstanding accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and a history of write-offs and collections.

Included in other assets is long-term accounts receivable of $44.9 million and $16.9 million at May 31, 2006 and 2005, respectively. In accordance with our allowance for doubtful accounts policy, we have record an allowance against the above receivable of $10.1 million and $5.1 million, respectively.

Inventories

Inventories of finished goods, raw materials, work-in-process products and operating materials and supplies are stated at the lower of cost or market. Costs for substantially all finished goods and work-in-process inventories includes materials, production labor and overhead and is determined using the weighted average cost basis. Cost for substantially all raw materials is also determined using the weighted average cost basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Costs of significant assets includes capitalized interest incurred during the construction and development period. Repairs and maintenance costs are expensed when incurred.

Depletion expenses for mining operations, including mineral reserves, are generally determined using the units-of-production method based on estimates of recoverable reserves. Depreciation is computed principally using the straight-line method over the following useful lives: machinery and equipment 3 to 25 years, and buildings and leasehold improvements 8 to 40 years.

Depreciation and depletion expense was $585.9 million ($261.8 million was included within the restructuring charge), $219.3 million and $104.6 million for fiscal years 2006, 2005 and 2004, respectively. Capitalized interest on major construction projects was $6.4 million, $1.3 million and $0.5 million in fiscal years 2006, 2005 and 2004, respectively.

Leases

Leases entered into are classified as either operating leases or capital leases in accordance with SFAS No. 13, Accounting for Leases, as amended by subsequent standards. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments are expensed on a straight-line basis. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed assets or the related lease term, whichever is shorter.

Investments

Except as discussed in Note 14 with respect to variable interest entities, investments in the common stock of affiliated companies in which our ownership interest is 50% or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method after eliminating the effects of any material intercompany transactions. Other investments are accounted for at cost.

Recoverability of Long-Lived Assets

Long-lived assets, including property, plant and equipment, capitalized software costs, and investments are accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Goodwill

Goodwill is carried at cost; it is not amortized and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. We have established the second quarter as the period for our annual test for impairment of goodwill and the test resulted in no impairment.

Restricted Cash

Current other assets includes restricted cash of $13.9 million as of May 31, 2006. Other assets includes restricted cash of $2.2 million and $18.6 million as of May 31, 2006 and 2005, respectively. Restricted cash consists primarily of funds held to satisfy obligations related to entities divested prior to the Combination.

Environmental Costs

Provisions for estimated costs are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the provisions, we use the most current information available, including similar past experiences, available technology, consultant evaluations, regulations in effect, the timing of remediation and cost-sharing arrangements.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset. Such depreciation and accretion expenses are included in cost of goods sold.

Litigation

The Company is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. The Company has established what management currently believes to be adequate accruals for pending legal matters. These accruals are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as advice of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. Changes in accruals, both up and down, are part of the ordinary, recurring course of business, in which management, after consultation with legal counsel, is required to make estimates of various amounts for business and strategic planning purposes, as well as for accounting and SEC reporting purposes. These changes are reflected in the reported earnings of the Company each quarter. The litigation accruals at any time reflect updated assessments of the then existing claims and legal actions. The final outcome or potential settlement of litigation matters could differ materially from the accruals which have been established by the Company. The Company accrues legal fees as they are incurred. For significant individual cases, the Company accrues anticipated legal costs.

Pension and Other Post-Retirement Benefits

The Company offers a number of benefit plans that provide pension and other benefits to qualified employees. These plans include defined benefit pension plans, supplemental pension plans, defined contribution plans and other post-retirement benefit plans.

The Company accrued its obligations under employee benefit plans and the related costs, net of plan assets measured at fair value. The cost of pensions and other retirement benefits earned by employees is generally actuarially determined using the projected benefit method prorated on service and management’s best estimate of expected plan investment performance, salary escalation, retirement ages of employees and expected healthcare costs.

Stock Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we recognize compensation expense for stock options granted under The Mosaic Company 2004 Omnibus Stock and Incentive Plan. We estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model and amortize the compensation expense over the vesting period of the option.

Derivative and Hedging Activities

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, which requires us to record all derivatives on the Consolidated Balance Sheet at fair market value. Changes in the fair value of derivatives are immediately recognized in earnings, unless they meet the hedging criteria of SFAS No. 133. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) the hedging transaction has the effect of reducing the overall risk; and (iii) a high degree of correlation between changes in the value of the derivative instrument and the underlying obligation. On the date a derivative contract is entered into, if we plan to account for the derivative as a hedge under SFAS 133, we designate the derivative as either: (a) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (c) a hedge of a net investment in a foreign operation (net investment hedge). We formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction at the inception of the hedge, if we plan to account for the derivative as a hedge under SFAS No. 133. If it is determined that a derivative ceases to be an effective hedge or when the anticipated transaction is no longer likely to occur, we will discontinue hedge accounting.

Reclassifications

We have reclassified certain amounts from prior years for comparative purposes. These reclassifications had no effect on our net earnings or total stockholders’ equity as previously reported.

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	May 31
	2006	2005
Receivables
Trade	$417.3	$532.7
Non-trade	44.9	75.1

	462.2	607.8
Less: Allowance for doubtful accounts	9.0	14.9

	$453.2	$592.9

Inventories
Raw materials	$168.1	$167.2
Work in process	27.9	23.6
Finished goods	458.2	458.4
Operating materials and supplies	106.7	104.2

	$760.9	$753.4

Property, Plant and Equipment
Land	$167.1	$160.9
Mineral properties and rights	2,268.9	1,945.5
Buildings and leasehold improvements	780.6	647.3
Machinery and equipment	2,276.2	2,145.5
Construction in-progress	232.6	220.5

	5,725.4	5,119.7
Less: accumulated depreciation, depletion and amortization	1,308.8	998.3

	$4,416.6	$4,121.4

Accrued liabilities
Interest	$77.1	$76.6
Taxes, other	42.5	90.1
Payroll and employee benefits	56.7	57.6
Other	209.6	155.7

	$385.9	$380.0

Other noncurrent liabilities
Deferred asset retirement obligations	$512.4	$295.0
Accrued pension and postretirement benefits	221.6	217.3
Other noncurrent liabilities	246.2	355.4

	$980.2	$867.7

4. CHANGE IN ACCOUNTING PRINCIPLE

Implementation of Two-Month Lag Reporting Policy for Fertifos S.A. Investment

Mosaic owns 33.09% of Fertifos S.A., a Brazilian holding company which owns 55.98% of Fosfertil S.A., a publicly traded company in Brazil that operates phosphate and nitrogen processing plants which produce crop nutrition products for the Brazilian agricultural market. Our Consolidated Financial Statements reflect our interest in Fertifos using the equity method of accounting. Prior to the Combination, CCN also used the equity method of accounting for investments to reflect the interest in Fertifos S.A. However, the Fertifos S.A. financial statements used in determining the equity method adjustment were as of the same dates and for the same financial reporting periods as the consolidated financial statements of CCN. Following the Combination, we have changed our method of applying the equity method of accounting to our investment in Fertifos S.A. to include the equity in net earnings for this investee in our reported results as of the dates and for the reporting periods for which Fosfertil S.A, has most recently made its financial information publicly available in Brazil, which results in a two-month lag in the reporting of our interest in the earnings of Fertifos S.A. in our Consolidated Financial Statements. This reporting lag is the result of the different fiscal year-end and related interim period-end dates between us and Fosfertil S.A. We believe that our inclusion of the equity in net earnings for Fertifos S.A. on a two-month lag basis is preferable because (i) there is no contractual or legal requirement, and thus there can be no assurance, that financial information for Fertifos S.A. that is more current than its financial information that is publicly available in Brazil would be available to us on a consistent and timely basis to enable us to meet our quarterly and annual financial reporting obligations under applicable rules and regulations of the Securities and Exchange Commission and (ii) we have been advised by Brazilian counsel that, because Fosfertil S.A.’s securities are publicly traded in Brazil, our release of information concerning Fertifos S.A. (and therefore, indirectly, Fosfertil S.A.) prior to Fosfertil S.A.’s disclosure of its financial results in Brazil could result in potential claims for violations of Brazilian insider trading or other securities laws under certain circumstances.

As a result of this change in accounting principle, net earnings for the year ended May 31, 2005 includes a $2.0 million charge, net of tax, for the cumulative effect of a change in accounting principle as of June 1, 2004. The effect of the change on the year ended May 31, 2004 would have been to increase net income by $1.4 million or $0.00 per share.

5. RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. We are required to adopt the provisions of SFAS No. 123R as of the beginning of the fiscal year beginning June 1, 2006. We do not believe the adoption of SFAS No. 123R will have a material impact on our Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material by requiring that these items be recognized as current-period expenses regardless of circumstances. We are required to adopt the provisions of SFAS No. 151 during the fiscal year beginning June 1, 2006, although earlier adoption is permitted. We do not believe the adoption of SFAS No. 151 will have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt the provisions of SFAS No. 153 during the fiscal year beginning June 1, 2006. We do not believe the adoption of SFAS No. 153 will have a material impact on our Consolidated Financial Statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. We adopted FIN 47 effective June 1, 2005. The impact to our Consolidated Financial Statements was not material.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (Opinion 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. We are required to adopt the provisions of SFAS No. 154 during the fiscal year beginning June 1, 2006. The adoption of SFAS No. 154 did not have an impact on our Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-6 “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6). EITF 04-6 requires stripping costs incurred to remove overburden and other materials to allow access to mineral deposits during the production phase of mining operations be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF 04-6 is effective for the Company during the first quarter of fiscal year 2007. EITF 04-6 will not impact our accounting for mine stripping costs.

In January 2006, the FASB issued Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP clarifies that the tax deduction related to the new law should be accounted for as a special deduction under SFAS No. 109, which would reduce tax expense for the periods in which such deductions are claimed, rather than as a tax rate reduction in the calculation of deferred tax assets and liabilities. The FSP was effective upon issuance and did not have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will be required to adopt SFAS No. 155 on June 1, 2007 and have not determined if the effect of adopting SFAS No. 155 will have a material effect on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning June 1, 2007. Management is currently reviewing FIN 48 to determine the impact of adopting it and its materiality to the Company.

In July 2006, the FASB issued FASB Staff Position (FSP) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. FSP 13-2 is effective for the Company beginning June 1, 2007. Management is currently reviewing FSP 13-2 to determine the impact of adopting it and its materiality to the Company.

6. BUSINESS COMBINATIONS

The Combination was consummated pursuant to the terms of an Agreement and Plan of Merger and Contribution dated as of January 26, 2004, as amended, between Cargill and IMC (Merger and Contribution Agreement). Under the terms of the Merger and Contribution Agreement, a wholly owned subsidiary of Mosaic merged into IMC on October 22, 2004, and IMC became a wholly owned subsidiary of Mosaic. In the Combination, IMC’s common stockholders received one share of Mosaic common stock for each share of IMC common stock owned. In addition, holders of shares of IMC’s 7.50% Mandatory Convertible Preferred Stock (IMC Preferred Stock) received one share of 7.50% Mandatory Convertible Preferred Stock of Mosaic (Preferred Stock) for each share of IMC Preferred Stock owned. The Merger and Contribution Agreement also provided for Cargill to contribute equity interests in entities owning CCN to Mosaic immediately prior to the Combination (Cargill Contribution). In consideration for the Cargill Contribution, Cargill received shares of Mosaic common stock, plus shares of Mosaic’s Class B Common Stock. Immediately following the completion of the transactions contemplated by the Merger and Contribution Agreement:

•	IMC’s former common stockholders owned 33.5% of the outstanding shares of Mosaic common stock;

•	Cargill owned 66.5% of the outstanding shares of Mosaic common stock;

•	Cargill owned all 5,458,955 outstanding shares of the Mosaic Class B Common Stock; and

•	IMC’s former preferred stockholders owned all 2,750,000 outstanding shares of the Preferred Stock.

On July 1, 2006, the outstanding Mosaic Preferred Stock and the Class B Common Stock were converted into common stock as discussed in Note 30.

The Merger and Contribution Agreement required that CCN have $435.0 million of net operating working capital (calculated in accordance with the provisions of the Merger and Contribution Agreement) upon the Cargill Contribution to Mosaic. The Merger and Contribution Agreement required that Cargill and its affiliates contribute additional capital to Mosaic in the event of any working capital shortfall. Pursuant to an amendment that increased the amount of such required net operating working capital from $357.2 million to $435.0 million, Cargill retained $40.0 million of notes receivable from the assets of CCN. The amendment to the Merger and Contribution Agreement provided that the $40.0 million of retained notes receivable did not reduce net operating working capital as calculated for purposes of the Merger and Contribution Agreement. The net operating working capital of CCN, as calculated in accordance with the provisions of the Merger and Contribution Agreement upon the Cargill Contribution, was $425.2 million and on December 31, 2004 Cargill contributed $9.8 million to Mosaic (the difference between the required and actual amounts of net operating working capital).

In April 2005, we entered into a letter agreement (Letter Agreement) with Cargill confirming our understanding of the treatment under the Merger and Contribution Agreement of certain stock options and cash performance options (Cargill Options) issued prior to 2004 by Cargill to certain former employees of CCN who on the date of the Letter Agreement were employed by us as a result of the Combination.

U.S. GAAP requires that the Combination be accounted for in a manner different from the actual legal structure of the Combination. For financial reporting purposes, the Combination was treated as a purchase of IMC by CCN on October 22, 2004. As a result, IMC’s results of operations are included in the Consolidated Statements of Operations from October 23, 2004 through May 31, 2006. CCN’s results of operations are included in the Consolidated Statements of Operations for all periods presented. The purchase price deemed to be paid for IMC was based on an average of the closing prices of IMC common stock and IMC Preferred Stock for the two days before and the two days after Cargill and IMC announced the signing of the definitive Merger and Contribution Agreement on January 27, 2004. For financial reporting purposes, the purchase price also includes the fair value of the IMC stock options and other direct costs related to the Combination. The purchase price was approximately $1,679.0 million, calculated as follows:

Fair market value of IMC common shares	$1,393.6
Fair market value of IMC Preferred Stock	216.8
Fair value of IMC stock options	47.6

Fair value of IMC equity securities	1,658.0
Direct costs of CCN related to the Combination	21.0

Purchase price	$1,679.0

The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed as of October 22, 2004, as noted below:

Current assets	$695.4
Property, plant and equipment	3,080.4
Goodwill	2,221.2
Other assets	106.9

Total assets acquired	6,103.9
Current liabilities	596.7
Long-term debt	2,383.7
Other liabilities	1,444.5

Total liabilities assumed	4,424.9

Net assets acquired	$1,679.0

The $2,221.2 million of goodwill was assigned to Phosphates and Potash in the amounts of $753.9 million and $1,467.3 million, respectively. This assignment was finalized during the quarter ended November 30, 2005 based upon the final fair value of net assets allocated to the Phosphates and Potash businesses and subsequently adjusted for tax related adjustments as of May 31, 2006.

In connection with the Combination, we engaged an outside appraisal firm to assist in determining the fair value of the long-lived, tangible and the identifiable intangible assets of IMC and we used the appraisal for the final purchase price allocation. In addition, the long-term debt assumed in the Combination was increased by $284.7 million to its fair market value. This Combination fair market value adjustment is being amortized over the life of the corresponding debt instruments against interest expense.

Certain operations in the Phosphates business segment were identified during the Combination as having the potential to be closed permanently. Upon further assessment, we determined the following operations would be permanently closed:

•	Kingsford Phosphate Mining Operations - We announced on July 11, 2005 our plan to close our Kingsford mine in September 2005. The valuation of the fixed assets reflects the fact that the mine was expected to operate less than one year after the Combination. The costs associated with the shutdown, including the possible acceleration of asset retirement obligations, removal of sand tailings and minimum payments for terminated leases were $5.8 million. The liability for this amount was included in the final purchase price allocation for the Combination.

•	Faustina Phosphoric Acid and Sulphuric Acid Operations and Taft DAP Granulation Plant - Faustina’s phosphoric and sulfuric acid plants and our Taft granulation plant operations were idle as of the Combination and in April 2005 we announced that we would not restart any of these plants. The valuation of the fixed assets reflects the liquidation value for these facilities. We included a $34.6 million in liabilities in the final purchase price allocation for the Combination for costs associated with the permanent closures, including shutdown expenses, the acceleration of asset retirement obligations and future water treatment costs.

Prior to October 19, 2004, Phosphate Resource Partners, Limited Partnership (PLP) was a master limited partnership in which IMC held an indirect majority partnership interest and the remaining partnership interests were publicly traded on the New York Stock Exchange (NYSE). PLP had no ongoing business operations other than a minority ownership interest in IMC Phosphates Company (renamed Mosaic Phosphates Company following the Combination), in which IMC indirectly held the remaining (majority) equity interests. On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC. On October 19, 2004, the partners of PLP approved the merger, the merger was consummated and each publicly traded PLP unit was converted into the right to receive 0.2 shares of IMC common stock. On October 22, 2004, each share of IMC common stock issued to the PLP unitholders was converted into the right to receive one share of Mosaic common stock as part of the Combination.

During the year ended May 31, 2004, CCN acquired a phosphate mine in Florida. The operating results of the business acquired are included in the Consolidated Statements of Operations from the date of the acquisition, which was March 19, 2004. A summary of the fair values of assets acquired and liabilities assumed at the date of acquisition is as follows:

2004
Property, plant and equipment	$26.0
Deferred asset retirement obligations	(4.5)

Total purchase price	$21.5

The consideration for CCN’s acquisition of the mining operation in Florida during 2004 consisted of $16.1 million in cash and $5.4 million in deferred payments, due in four annual installments of $1.4 million starting on the first anniversary of the March 19, 2004 closing date.

During the year ended May 31, 2004, CCN also acquired the remaining minority interest in Cargill Fertilizantes, SA (now Mosaic Fertilizantes, SA) for $13.1 million.

7. EARNINGS PER SHARE

In determining the number of weighted average shares to calculate earnings per share (EPS), we determined that the 250.6 million shares of Mosaic common stock issued to Cargill on October 22, 2004 should be considered outstanding for all prior periods presented. The shares of Mosaic common stock issued to the former IMC stockholders are only considered outstanding since October 22, 2004. The potential dilutive impact from the conversion of the Mosaic Preferred Stock and the Class B Common Stock as well as restricted stock awards, restricted stock units, and stock options are only considered in the calculation of shares outstanding for periods subsequent to October 22, 2004.

The numerator for diluted EPS is net earnings, unless the effect of the assumed conversion of Mosaic Preferred Stock is antidilutive, in which case earnings available to common stockholders is used.

The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued unless the shares are anti-dilutive. The following is a reconciliation of the denominator for the basic and diluted earnings per share computations:

	Years Ended May 31
	2006	2005	2004
Basic EPS shares	382.2	327.8	250.6
Common stock equivalents	-	0.6	-
Common stock issuable upon conversion of preferred stock	-	32.0	-

Diluted EPS shares	382.2	360.4	250.6

For fiscal year 2006, 0.1 million common stock equivalents related to restricted stock awards, 0.7 million common stock equivalents related to stock options with exercise prices less than the average market price, and 52.9 million shares of common stock issuable upon conversion of the Mosaic Preferred Stock were not included in the computation of diluted EPS because we incurred a net loss and, therefore, the effect of their inclusion would be antidilutive. A total of 4.5 million shares of common stock subject to stock options for fiscal year 2006 and 3.9 million for fiscal year 2005 have been excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be antidilutive.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) are as follows:

	Balance May 31 2003	2004 Change	Balance May 31 2004	2005 Change	Balance May 31 2005	2006 Change	Balance May 31 2006
Cumulative foreign currency translation adjustment, net of tax	$(97.7)	$(16.0)	$(113.7)	$41.9	$(71.8)	$376.5	$304.7
Unrealized gain (loss) on derivative instruments, net of tax	0.3	(0.3)	-	-	-	-	-
Minimum pension liability adjustment, net of tax	-	-	-	(0.2)	(0.2)	(5.3)	(5.5)

Accumulated other comprehensive income (loss)	$(97.4)	$(16.3)	$(113.7)	$41.7	$(72.0)	$371.2	$299.2

9. CASH FLOW INFORMATION

Detail of supplemental disclosures of cash flow and non-cash investing and financing information is as follows:

	Years Ended May 31
	2006	2005	2004
Cash paid during the period for:
Interest (net of amount capitalized)	$213.7	$110.9	$8.2
Income taxes (refunds)	149.3	70.0	(16.7)
Non-cash investing and financing activities:
Increase in asset retirement obligation and assets	87.8	21.8	9.3
Purchase of property, plant and equipment with debt	8.3	-	-
Purchase of property through the issuance of common stock	38.1	-	-
Fair value interest rate hedge	9.8	1.0	-
Minimum pension liability adjustment	7.9	0.3	-
Contribution from Cargill, Inc.	3.5	-	-

Detail of businesses acquired:
Current assets	(4.0)	646.4	-
Property, plant and equipment	(9.7)	3,090.1	26.0
Goodwill	49.1	2,172.1	-
Other assets	(1.8)	108.7	-
Liabilities assumed, including deferred taxes	(33.6)	(4,391.3)	(4.5)

Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for the Company until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statement of Cash Flow is reduced by such amount. In the period the liability is paid, the amount is reflected as a cash outflow for investing activities. The applicable net change in operating accounts payable that was reclassified from investing activities on the Consolidated Statement of Cash Flow was $23.8 million for the year ended May 31, 2006. The net change in accounts payable related to property, plant, and equipment in 2005 and 2004 was not material.

In 2006, there were no businesses acquired; the 2006 detail of businesses acquired amounts reflect purchase accounting adjustments associated with the finalization of valuations related to the Combination. The detail of businesses acquired in 2005 related to the Combination. The amounts included in detail businesses acquired in 2004 was the consideration for a phosphate mine in Florida.

10. FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

	May 31
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$173.3	$173.3	$245.0	$245.0
Restricted cash	16.1	16.1	18.6	18.6
Accounts receivable	505.8	505.8	654.0	654.0
Note receivable, including current portion	-	-	41.5	41.5
Accounts payable trade	420.2	420.2	462.7	462.7
Short-term debt	152.8	152.8	80.7	80.7
Long-term debt, including current portion	2,453.9	2,333.0	2,579.4	2,502.8

For cash and cash equivalents, restricted cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments. As the note receivable carries a floating rate of interest, its carrying value approximates its fair value. The fair value of long-term debt is estimated using a present value method based on current interest rates for similar instruments with equivalent credit quality.

11. INVESTMENTS IN NON-CONSOLIDATED COMPANIES

We have investments in various international and domestic entities and ventures. The equity method of accounting is applied to such investments because the ownership structure prevents us from exercising a controlling influence over operating and financial policies of the businesses. Under this method, equity in the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Operations. The effects of material intercompany transactions with these equity method investments are eliminated.

A summary of our equity-method investments, which were in operation at May 31, 2006, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.00%
IFC S.A.	45.00%
Fertifos S.A. (owns 55.98% of Fosfertil S.A.)	33.09%
Fosfertil S.A.	1.30%
Yunnan Three Circles Sinochem Cargill Fertilizers Co. Ltd.	35.00%
Winfert S.A.S	50.00%
Saskferco Products Inc.	50.00%
River Bend Ag, LLC	50.00%
Canpotex Limited	33.33%

The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	May 31
	2006	2005	2004
Net sales	$2,484.8	$2,049.9	$1,073.6
Net earnings	123.4	150.8	95.8

Mosaic’s share of equity in net earnings	48.4	55.9	35.8

Total assets	1,673.8	1,531.0	1,274.2
Total liabilities	1,100.1	1,032.8	796.9

Mosaic’s share of equity in net assets	238.4	203.4	259.1

The difference between Mosaic’s share of equity in net assets and the investment in non-consolidated companies is due to an excess amount paid over the book value of Fertifos S.A. The excess relates to rock reserves and deferred income taxes adjusted to fair value at Fertifos S.A. The excess amount is amortized over the estimated life of the rock reserve and related deferred income taxes.

We have ownership interests in two companies that require disclosure as defined by applicable SEC regulations as of May 31, 2006: Fertifos S.A. and Saskferco Products Inc. Our carrying value of equity investments is impacted by net earnings and losses, dividends, movements in foreign currency exchange as well as other adjustments.

Fertifos S.A. is a privately held Brazilian holding company that owns equity shares in Fosfertil S.A., a publicly traded Brazilian Company, that operates phosphate and nitrogen processing plants which produce crop nutrition products for the Brazilian agricultural market. The following table summarizes financial information for Fertifos S.A., including interests owned by us and other parties for the periods shown below.

	May 31
	2006	2005	2004
Net earnings	$63.5	$91.7	$54.4

Total assets	908.1	791.7	718.0
Total liabilities	614.6	533.7	478.7

Saskferco Products Inc., a corporation based in Saskatchewan, produces anhydrous ammonia, granular urea, feed grade urea and urea ammonium nitrate solution for shipment to nitrogen fertilizer customers in Canada and the northern tier of the United States. The following table summarizes financial information for Saskferco, including interests owned by us and other parties for the periods shown below.

	May 31
	2006	2005	2004
Net earnings	$36.3	$30.5	$24.3

Total assets	408.2	379.1	386.2
Total liabilities	219.8	228.3	236.9

12. GOODWILL

The changes in the carrying amount of goodwill, by reporting unit, for the year ended May 31, 2006 and 2005, are as follows:

	Phosphates	Potash	Total
Balance as of October 22, 2004	$580.8	$1,591.3	$2,172.1
Foreign currency translation	-	(11.8)	(11.8)

Balance as of May 31, 2005	580.8	1,579.5	2,160.3
Purchase accounting adjustments	173.1	(124.0)	49.1
Foreign currency translation	-	137.7	137.7

Balance as of May 31, 2006	$753.9	$1,593.2	$2,347.1

For financial reporting purposes, the Combination was treated as a purchase of IMC by CCN. The purchase price was allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of October 22, 2004. This allocation resulted in recording $2,221.2 million of goodwill. At the date of the Combination, $247.6 million of goodwill was determined to be tax deductible. As of May 31, 2006, $205.6 million was determined to be tax deductible.

13. FINANCING ARRANGEMENTS

Short-term debt was $152.8 million and $80.7 million as of May 31, 2006 and 2005, respectively, which primarily consisted of floating rate bank debt. The weighted average interest rate on short-term debt was 6.6% and 4.9% for fiscal year 2006 and 2005, respectively.

Long-term debt as of May 31, 2006 and 2005, respectively, consisted of the following:

	Stated Interest Rate	Effective Interest Rate	2006 Stated Value	Combination Fair Market Value Adjustment	2006 Total Value	2005 Stated Value	Combination Fair Market Value Adjustment	2005 Total Value
Industrial Development Revenue Bond due 2009	5.500%	5.500%	$13.8	$-	$13.8	$13.8	$-	$13.8
Senior Secured Notes due in installments through 2010	6.920%	6.920%	37.2	-	37.2	43.6	-	43.6
Industrial Development Revenue Bond due 2022	7.700%	7.215%	27.2	1.3	28.5	27.2	1.3	28.5
Secured Note due in installments through 2005	9.500%	3.472%	-	-	-	1.5	-	1.5
Secured Note due in installments through 2007	5.563%	4.440%	2.8	0.1	2.9	4.5	0.2	4.7
Note due 2005	7.000%	7.000%	-	-	-	21.7	-	21.7
Fixed asset financing loans due in installments through 2009	9.14% to 16.00%	13.640%	10.3	-	10.3	24.3	-	24.3
Brazilian debt due in installments through 2010	8.000%	8.000%	2.8	-	2.8	2.8	-	2.8
Variable rate loan, without a fixed maturity date	SELIC Floating Rate (a)	15.660%	3.3	-	3.3	1.1	-	1.1
Secured Term Loan A due 2010	LIBOR + 1.25%	5.955%	47.6	-	47.6	50.0	-	50.0
Secured Term Loan B due 2012, variable interest rate indexed to LIBOR plus 1.5%	LIBOR + 1.5%	6.392%	346.5	-	346.5	350.0	-	350.0
Unsecured Notes due 2005	7.625%	4.032%	-	-	-	26.9	0.3	27.2
Unsecured Debentures due 2007	6.875%	4.302%	150.0	4.2	154.2	150.0	7.8	157.8
Unsecured Notes due 2008 of PAP	7.000%	5.151%	150.0	4.5	154.5	150.0	7.0	157.0
Unsecured Senior Notes due 2008	10.875%	4.779%	394.9	49.8	444.7	394.9	73.2	468.1
Unsecured Senior Notes due 2011	11.250%	8.169%	403.5	54.7	458.2	403.5	63.2	466.7
Unsecured Senior Debentures due 2011	9.450%	8.066%	18.5	1.1	19.6	18.5	1.3	19.8
Unsecured Senior Notes due 2013	10.875%	7.223%	399.6	87.6	487.2	399.6	96.6	496.2
Unsecured Debentures due 2018	7.375%	6.895%	90.0	3.5	93.5	90.0	3.7	93.7
Unsecured Debentures due 2028	7.300%	7.188%	150.0	1.8	151.8	150.0	1.9	151.9
Other	4.84% to 9.93%	6.950%	8.1	-	8.1	-	-	-
Fair market value adjustment for hedged debt	11.125%	-	(10.8)	-	(10.8)	(1.0)	-	(1.0)

Total long-term debt			2,245.3	208.6	2,453.9	2,322.9	256.5	2,579.4
Less current portion			19.1	50.2	69.3	76.2	48.0	124.2

Total long-term debt, less current maturities			$2,226.2	$158.4	$2,384.6	$2,246.7	$208.5	$2,455.2

(a)	SELIC is an overnight floating rate set by the Brazilian Central Bank.

Our unsecured notes and debentures are fully and unconditionally guaranteed by certain of our assets, as more fully described in Notes 27, 28, and 29.

In February 2005, Mosaic entered into a senior secured credit facility (Mosaic Credit Facility). The Mosaic Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan B facility (Term Loan B Facility) of $350.0 million and a term loan A facility (Term Loan A Facility) of $50.0 million. The borrowers under the Revolving Credit Facility are Mosaic, Mosaic Fertilizer, LLC and Mosaic Global Holdings Inc.; the borrower under the Term Loan A Facility is Mosaic Potash Colonsay ULC; and the borrower under the Term Loan B Facility is Mosaic Global Holdings Inc. As of May 31, 2006, Mosaic had (i) $100 million outstanding in borrowings under the Revolving Credit Facility; (ii) outstanding letters of credit totaling $130.0 million, $1.6 million of which do not reduce availability under the Revolving Credit Facility; and (iii) $394.1 million outstanding under the Term Loan Facilities. The net available borrowings under the Revolving Credit Facility as of May 31, 2006 were approximately $221.6 million. Unused commitment fees accrue at a rate of 0.375% and $1.1 million and $0.3 million was paid during the fiscal year ended May 31, 2006 and 2005, respectively. The Revolving Credit Facility and the Term Loan A Facility bear interest at LIBOR plus 1.25% and the Term Loan B Facility bears interest at LIBOR plus 1.50%.

The Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. These ratios become more stringent over time pursuant to the terms of the Credit Agreement. There can be no assurance that Mosaic will be able to meet these ratios in the future, particularly as they become more stringent. Mosaic’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that Mosaic would be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs. Mosaic was in compliance with the provisions of financial covenants in the Credit Agreement as of May 31, 2006.

The Credit Agreement also contains other events of default and covenants that limit various matters. Such covenants include limitations on capital expenditures, joint venture investments, monetary acquisitions and indebtedness. In addition, the Credit Agreement generally limits the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock beginning February 18, 2005 to $20 million plus an amount equal to the sum of (a) 25% of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ended May 31, 2006 and (b) 25% of the net proceeds from equity offerings by Mosaic that comply with the applicable requirements of the Credit Agreement. Additionally, after the payment of any future cash dividends on common stock, the sum of additional borrowings available under the Revolving Credit Facility plus permitted investments must be at least $100.0 million. Under the covenant limiting the payment of dividends, as of May 31, 2006, Mosaic had $34.6 million available for the payment of cash dividends with respect to its common stock.

The obligations under the Mosaic Credit Facility are guaranteed by Mosaic subsidiaries comprising substantially all of Mosaic’s domestic operations, Mosaic Canada ULC and Mosaic Potash Colonsay ULC (Mosaic and such subsidiaries being collectively referred to as the “Loan Parties”). The obligations are secured by the security interests in, mortgages on and/or pledges of (i) the equity interests held directly by the Loan Parties in Mosaic’s domestic subsidiaries; (ii) 65% of the equity interests in foreign subsidiaries (other than Loan Parties) of Mosaic held directly by Loan Parties; (iii) intercompany borrowings by Mosaic subsidiaries held directly by Loan Parties; (iv) the Belle Plaine, Saskatchewan, potash mine of Mosaic Canada ULC; the Colonsay, Saskatchewan potash mine of Mosaic Potash Colonsay ULC; the Hersey, Michigan, potash mine of Mosaic USA LLC and the Riverview, Florida, phosphate plant of Mosaic Fertilizer, LLC; and (v) all inventory and receivables of the Loan Parties.

The maturity date of the Revolving Credit Facility is February 18, 2010, the maturity date of the Term Loan A Facility is February 19, 2010 and the maturity date of the Term Loan B Facility is February 21, 2012; provided, however, that an event of default would occur unless (a) prior to November 30, 2007, the 2008 Senior Notes have either been repurchased, redeemed or refinanced pursuant to an issuance of unsecured debt securities having a maturity date after August 1, 2012 that have terms no less favorable than those of Mosaic Global Holdings’ 10.875% Senior Notes due 2013, such that not more than $100 million of the 2008 Senior Notes remains outstanding on November 30, 2007, and otherwise in accordance with the provisions of the Credit Agreement, (b) as of November 30, 2007, the Leverage Ratio (as defined in the Credit Agreement) is less than 2.5 to 1.0, or (c) prior to November 30, 2007, (i) all obligations under the Credit Agreement have been paid in full, and (ii) the lenders have no further commitment to lend, or further exposure under letters of credit issued, under the Credit Agreement. There can be no assurance that, prior to November 30, 2007, the 2008 Senior Notes will have been repurchased, redeemed or refinanced, that the Leverage Ratio will be less than 2.5 to 1.0, or that all obligations under the Credit Agreement will have been paid in full and the lenders will have no further commitments to lend or exposure under letters of credit, in accordance with the provisions of the Credit Agreement referred to in the preceding sentence.

Prior to maturity, in general, the applicable borrower is obligated to make quarterly amortization payments of principal commencing June 30, 2005 with respect to the Term Loan A Facility and the Term Loan B Facility of $593,750 and $875,000, respectively. In addition, if Mosaic’s Leverage Ratio is more than 3.75 to 1.0, borrowings must be prepaid from 50% of Excess Cash Flow (as defined in the Credit Agreement) for each fiscal year beginning with the fiscal year ended May 31, 2006.

The indentures relating to Mosaic Global Holdings’ 10.875% senior notes due 2008, the 11.250% senior notes due 2011 and 10.875% senior notes due 2013 (collectively Mosaic Global Holdings Senior Notes) contain provisions requiring the Company to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of Mosaic Global Holdings at 101% of the principal amount thereof (plus accrued and unpaid interest). The completion of the Combination resulted in a change of control of Mosaic Global Holdings under the terms of those indentures. As of October 22, 2004, the closing date of the Combination, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. The Company made the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Pursuant to the offer, on January 10, 2005, Mosaic Global Holdings repurchased $19.5 million in aggregate principal amount of the Mosaic Global Holdings Senior Notes.

The indentures relating to the Mosaic Global Holdings Senior Notes also contain certain covenants that limit various matters including the making of restricted payments. Under the most restrictive of the covenants limiting restricted payments, as of May 31, 2006 Mosaic Global Holdings had at least $60.0 million available for the payment to Mosaic of cash dividends with respect to its common stock. These covenants also limited certain other matters, including transactions between Mosaic Global Holdings and its subsidiaries, on the one hand, and other affiliates of Mosaic Global Holdings, including Mosaic and its other subsidiaries, on the other hand.

On November 16, 2004, Mosaic Global Holdings and Phosphate Acquisition Partners L.P. (PAP) initiated the debt consent solicitation pursuant to which, on January 4, 2005, Mosaic Global Holdings amended the limitations on affiliate transactions to, among other things, provide Mosaic Global Holdings and its subsidiaries with additional operational flexibility to more effectively integrate the businesses of Mosaic Global Holdings and CCN. As part of the Debt Consent Solicitation, Mosaic, Mosaic Fertilizer, LLC (through which we conduct the Florida phosphate fertilizer and feed ingredients businesses acquired from CCN) and Mosaic Crop Nutrition, LLC (through which we conduct the domestic distribution operations acquired from CCN) guaranteed (i) the obligations of Mosaic Global Holdings under the indentures related to the Mosaic Global Holdings Senior Notes, (ii) the indentures relating to the 6.875% debentures due 2007, 7.30% debentures due 2028, 7.375% debentures due 2018, 7.625% notes due 2005, 9.45% debentures due 2011 and 6.55% notes due 2005 of Mosaic Global Holdings (Mosaic Global Holdings Other Notes) and (iii) the 7.0% notes due 2008 of PAP (successor by merger to PLP) (PLP Other Notes and collectively with the Mosaic Global Holdings Other Notes, the Other Notes). We paid a consent fee of $16.7 million with respect to the consents related to the Mosaic Global Holdings Senior Notes.

In June 2003, IMC sold 2.75 million shares of IMC Preferred Stock (liquidation preference $50 per share) for net proceeds of $133.1 million. The net proceeds of the offering were used for general corporate purposes which included funding working capital and debt reduction. On October 22, 2004, in connection with the closing of the Combination, each outstanding share of IMC Preferred Stock was converted into one share of Preferred Stock.

The terms of the Preferred Stock are identical to the terms of the IMC Preferred Stock, except with respect to voting rights as discussed more fully below. The Preferred Stock has a dividend yield of 7.5%, and has a 22% conversion premium (for an equivalent conversion price of $7.76 per share of common stock).

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

On July 1, 2006, the outstanding shares of Preferred Stock were converted into Mosaic common stock as discussed in Note 30.

On June 13, 2002, PhosChem entered into a $65.0 million receivable purchase facility with certain lenders, (PhosChem Facility). This facility supports PhosChem’s funding of its purchases of crop nutrients from Mosaic and other PhosChem members and is nonrecourse except that the uninsured portion of receivables sold is with recourse to PhosChem but not to Mosaic. On June 3, 2003, the PhosChem Facility was amended to reduce it to a $55.0 million receivable facility. On December 16, 2004, the PhosChem Facility was amended to extend the maturity date to November 30, 2007. The PhosChem Facility bears an interest rate of LIBOR plus 112.5 basis points. As of May 31, 2006 and 2005, $13.2 million and $37.2 million, respectively, was outstanding under the PhosChem Facility.

South Fort Meade General Partner, LLC (SFMGP) and South Fort Meade Partnership, L.P. (SFMP) are included as consolidated subsidiaries of Mosaic. SFMP has senior secured notes with an outstanding amount of approximately $37.2 million and $43.6 million as of May 31, 2006 and 2005, respectively. These notes bear an interest rate of 6.92% with final maturity during the fiscal year ending May 31, 2011.

Scheduled maturities of long-term debt were as follows for the years ending May 31:

2007	$19.1
2008	319.2
2009	413.5
2010	71.2
2011	15.3
Thereafter	1,407.0

Total	$2,245.3

Amortization of the purchase accounting adjustment related to IMC’s long-term debt in connection with Combination lowered interest expense by $47.9 million and $28.6 million for the fiscal years 2006 and 2005, respectively.

In order to obtain mining permits in Florida and Louisiana, the Company must pass either a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. The surety bonds and letters of credit generally expire every year but primarily provide financial assurance for continuing obligations and therefore in most cases must be renewed on an annual basis. As of May 31, 2006 and 2005, we had $91.1 million and $93.2 million, respectively, in surety bonds outstanding for mining reclamation obligations in Florida. In connection with the outstanding surety bonds, we have posted $26.6 million and $42.1 million of collateral in the form of letters of credit as of May 31, 2006 and 2005, respectively. In addition, as of May 31, 2006 and 2005, we have letters of credit directly supporting mining reclamation activity of $16.8 million and $17.3 million, respectively. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.

14. VARIABLE INTEREST ENTITIES

In the normal course of business, the Company interacts with various entities that may be variable interest entities (VIEs). Typical types of these entities are suppliers, customers, marketers, and real estate companies.

The Company has identified three entities that are VIEs and in which we are the primary beneficiary. Therefore, in accordance with FIN 46R, we consolidated these VIEs which are PhosChem, SFMP and SFMGP. The Company has consolidated these VIEs in fiscal 2006 and 2005. If these entities had been consolidated prior to May 31, 2005, the impact to our Consolidated Financial Statements would not have been material. Also, the Company did not identify any VIEs in which we hold a significant interest.

Generally, PhosChem markets our Phosphate products internationally. PhosChem had net sales of $1,566.7 million and $770.3 million for the years ended May 31, 2006 and 2005, respectively, which are included in our consolidated net sales. PhosChem funds its operations in part through a third-party financing facility, under which the outstanding borrowings were $13.2 million and $37.2 million as of May 31, 2006 and 2005, respectively, which represented the amount of trade receivables sold by PhosChem under this financing facility. This financing facility is nonrecourse except that the uninsured portion of receivables sold is with recourse to PhosChem but not to Mosaic. These amounts are included in our Consolidated Balance Sheets as of May 31, 2006 and 2005.

SFMP and SFMGP own the mineable acres at our South Fort Meade mine. SFMP and SFMGP had $0.2 million and no external sales in fiscal years 2006 and 2005, respectively. As of May 31, 2006 and 2005, SFMP and SFMGP had $79.1 million and $84.9 million of total assets, respectively, and $37.2 million and $43.6 million of total debt, respectively. These amounts are included in our Consolidated Balance Sheet as of May 31, 2006 and 2005.

15. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended May 31 consisted of the following:

	2006	2005	2004
Current:
United States	$1.9	$(5.5)	$(15.2)
Foreign	93.8	111.1	3.8

Total Current	95.7	105.6	(11.4)
Deferred:
United States	6.0	9.7	6.5
Foreign	(96.4)	(17.0)	7.1

Total Deferred	(90.4)	(7.3)	13.6

Provision for income taxes	$5.3	$98.3	$2.2

The components of earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	2006		2005		2004
Domestic earnings (loss)	$(308.3)		$15.9		$3.9
Foreign earnings	148.2		199.0		36.2

Earnings (loss) from consolidated companies before income tax and the cumulative effect of a change in accounting principle	$(160.1)		$214.9		$40.1

Computed tax at the federal statutory rate of 35%	(35.0%	)	35.0%		35.0%
Percentage depletion in excess of basis	(14.3%	)	(11.4%	)	(21.4%	)
Extraterritorial benefit	-		(0.9%	)	(3.0%	)
Foreign income and withholding taxes	11.8%		8.3%		23.8%
Impact of change in Canadian Provincial deferred tax rate	(50.6%	)	-		-
Change in valuation allowance	70.5%		1.5%		(29.9%	)
Dual jurisdiction income	22.0%		10.3%		-
Other items (not in excess of 5% of computed tax)	(1.1%	)	2.9%		1.0%

Effective tax rate	3.3%		45.7%		5.5%

In May 2006, the Canadian province of Saskatchewan enacted a law phasing in an income tax rate reduction of 5% by July 2008. The impact of this law change reduced the deferred tax liabilities and resulted in a fiscal 2006 earnings benefit of $81 million.

We have no present intention of remitting undistributed earnings of foreign subsidiaries aggregating $509 million as of May 31, 2006, and accordingly, no deferred tax liability has been established relative to these earnings. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based upon the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Significant components of our deferred tax liabilities and assets as of May 31 were as follows:

	2006	2005
Deferred tax liabilities:
Depreciation and amortization	$(357.9)	$(518.3)
Depletion	(620.2)	(506.9)
Partnership tax bases differences	(106.5)	(114.0)
Other liabilities	(14.3)	(42.7)

Total deferred tax liabilities	(1,098.9)	(1,181.9)

Deferred tax assets:
Alternative minimum tax credit carryforwards	110.3	111.2
Capital loss carryforwards	18.0	195.0
Foreign tax credit carryforwards	-	28.2
Long-term debt	80.3	110.0
Net operating loss carryforwards	259.0	213.4
Post-retirement and post-employment benefits	96.2	44.8
Reclamation and decommissioning accruals	157.2	48.6
Other assets	251.8	176.3

Subtotal	972.8	927.5
Valuation allowance	(498.4)	(435.6)

Net deferred tax assets	474.4	491.9

Net deferred tax liabilities	$(624.5)	$(690.0)

As of May 31, 2006, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $110.3 million; net operating losses of $694.3 million; capital losses of $47.4 million.

The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of the net operating loss carryforwards have expiration dates ranging from 2007 through 2026, and the majority of the capital loss carryforwards expire in 2007.

The majority of these carryforward benefits may be subject to limitations imposed by the Internal Revenue Code and in certain cases provisions of foreign law. Due to the uncertainty of the realization of certain of these tax carryforwards, we have established a valuation allowance against these carryforward benefits and other tax assets in the amount of $498.4 million. In determining whether it was necessary to record a valuation allowance against these carryforward benefits, we undertook an analysis to determine whether it was more likely than not that we would be able to realize a tax benefit from these carryforwards and deferred tax assets. Our analysis included an evaluation of reversing taxable temporary differences which demonstrated that a portion of the carryforward benefit and deferred tax assets were more likely than not to be realized. We determined that it was more likely than not that the remaining carryforward benefit and deferred tax assets would not be realizable and therefore we established a valuation allowance against these deferred tax assets. The change in the valuation allowance was $62.8 million for the fiscal year 2006 and includes $112.9 million that has been charged to tax expense. In the future, if we were to reverse our U.S. valuation allowances of $464.5 million, $359.0 million of the offset would be a reduction in goodwill and $105.5 million would be a reduction in tax expense. In the future, if we were to reverse our non-U.S. valuation allowances of $33.9 million, the offset would be a reduction in tax expense.

16. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligations (ARO’s) in accordance with SFAS No. 143. Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in the State of Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the Florida Department of Environmental Protection (FDEP) that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. In December 2005, we submitted revised closure plans with revised closure cost estimates in accordance with the modified rules that reflect the increased closure costs, primarily due to the water treatment requirements. There can be no assurance that we will be able to comply with the revised rules. In fiscal 2006, we recorded additional asset retirement obligations of $88.0 million based on an estimate of the revised closure plan with a corresponding increase to mineral property and rights.

As discussed in Note 24, on May 2, 2006, the Company announced plans to close indefinitely its South Pierce and Green Bay phosphate fertilizer production plants and its Fort Green phosphate mine in central Florida (Phosphates Restructuring). During May 2006, we recorded an additional asset retirement obligation of $99.1 million based on an estimate of the closure plan with a corresponding increase to property, plant and equipment. However, the indefinite closure resulted in a reduced estimated useful life of these corresponding assets and therefore, we recorded the accelerated depreciation within the restructuring and other charges.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (LDEQ), we filed a Request for Exemption proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. The LDEQ initially denied our Request for Exemption in May 2006. We have reopened discussions with the LDEQ on the subject, and we believe the LDEQ will grant the exemption as currently presented or in an alternative form. However, there can be no assurance that the LDEQ will do so or that we will continue to be able to meet its terms. If the LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to the LDEQ, (ii) provide credit support, such as surety bonds or letters of credit, which may not be available to us, or (iii) enter into a compliance order with the agency.

A reconciliation of our asset retirement obligations is as follows:

Balance as of June 1, 2004	$98.2
Liabilities acquired in Combination	198.6
Liabilities incurred	13.6
Liabilities settled	(24.1)
Accretion expense	11.8
Revisions in estimated cash flows	8.2

Balance as of May 31, 2005	306.3
Adjustment to liabilities acquired in Combination	46.9
Liabilities settled	(44.2)
Accretion expense	52.1
Revisions in closure plan due to changes in FDEP regulations	88.0
Revisions in estimated cash flows due to indefinite closure of Green Bay and South Pierce plants	99.1

Balance as of May 31, 2006	$548.2

The current portion of the asset retirement obligations included in accrued liabilities on the Consolidated Balance Sheets was $35.8 million and $11.3 million as of May 31, 2006 and 2005, respectively. The noncurrent portion of the asset retirement obligations was $512.4 million and $295.0 million as of May 31, 2006 and 2005, respectively.

In fiscal 2006, as part of our adoption of FIN No. 47, we completed a comprehensive review of AROs other than those already accounted for under SFAS No. 143. This process involved identifying potential or conditional AROs and estimating the current costs to settle them. The AROs identified were related to the removal and disposition of friable asbestos and certain decommissioning activities. We then evaluated whether a reasonable basis exists for estimating a settlement date or range of settlement dates for each identified ARO. This did not have a material impact on our financial statements.

We also have unrecorded AROs that are conditional upon a certain event. These AROs generally include the removal and disposition of non-friable asbestos. The most recent estimate of the aggregate cost of these AROs, expressed in 2006 dollars, is approximately $20 million. We have not recorded a liability for these conditional AROs at May 31, 2006, because we do not currently believe there is a reasonable basis for estimating a date or range of dates for demolition of these facilities. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades, which if conducted as in the past, can extend the physical lives of our facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

17. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to the impact of interest rate changes on borrowings, fluctuations foreign currency exchange rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, changes in freight costs and fluctuations in market prices for our products, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes.

We use derivative financial instruments, which typically expire within one year, to reduce the impact of foreign currency exchange risk, commodity price risk, and interest rate risk in the Consolidated Statements of Operations. Our businesses monitor their foreign currency exchange risk by estimating their forecasted transactions and by assessing their balance sheet. We hedge certain of these risks through forward contracts, costless collars, and futures. We use forward purchase contracts, swaps and three-way collars to reduce the risk related to significant commodity price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Foreign Currency Exchange Contracts

We had a notional amount of $285 million of Canadian dollar exchange contracts outstanding as of May 31, 2006 and a notional amount of $293.3 million of Canadian dollar exchange contracts outstanding as of May 31, 2005. These Canadian dollar contracts mature in various months through April 2007. The contracts provide for the sale of U.S. dollars at a weighted-average protected rate of 1.157 Canadian dollars per U.S. dollar as of May 31, 2006. The costless collars had a weighted-average protected rate of 1.100 Canadian dollars per U.S. dollar, which was included in the weighted-average protected rate of 1.157 Canadian dollars per U.S. dollar discussed above, and a weighted-average participation rate of 1.159 Canadian dollars per U.S. dollar as of May 31, 2006.

As of May 31, 2006, our Brazilian operations had entered into futures contracts to purchase $22 million U.S. dollars at a weighted average rate of 2.217 Brazilian Reais per U.S. dollar. As of May 31, 2006, in India we had forward contracts to purchase $63 million U.S. dollars at a weighted average rate of 45.180 rupees per U.S. dollar. In Chile we had forward contracts to purchase $18.3 million U.S. dollars at a weighted average rate of 519.371 Chilean pesos per U.S. dollar. In Thailand we had forward contracts to purchase $1.3 million U.S. dollars at 37.536 baht per U.S. dollar as well as range forward contracts to purchase $30 million U.S. dollars at a weighted average protection rate of 38.905 baht per U.S. dollar and a weighted average participation rate of 37.235 baht per U.S. dollar. These foreign exchange contracts mature on various dates through November 2006.

In order to mitigate the foreign currency exchange risk on a consolidated basis, Mosaic has forward contracts in the U.S. offsetting risk in certain countries. For China there were contracts to sell $4 million U.S. dollars at a rate of 7.964 Chinese yuan per U.S. dollar, which mature in June 2006, and for India there was a forward contract for $2.5 million U.S. dollars at a rate of 45.220 rupees per U.S. dollar as of May 31, 2006, which mature in July 2006.

As of May 31, 2006 and 2005, our outstanding foreign exchange derivative contracts, though mitigating risks, did not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contacts are recognized immediately in cost of goods sold. At May 31, 2006 and 2005, we recorded an unrealized gain and (loss) on the balance sheets of $16.2 million and ($3.6) million, respectively, related to the Canadian foreign exchange contracts.

In addition to the above, Potash remeasures its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency, which results in transaction gains or losses reflected in the Consolidated Statements of Operations. All of Potash’s balance sheet accounts are then translated back to U.S. dollars for consolidation purposes, the impact of which is reflected in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The translation adjustment is recorded directly to stockholders’ equity and not in the Consolidated Statements of Operations. We do not hedge this translation exposure, as it does not affect cash flow.

The following table reflects foreign currency exchange rates as of May 31, 2006, as published by Bloomberg:

Currency	Rate
Brazilian Real (BRL)	2.3070
Canadian Dollar (CAD)	1.1016
Chilean Peso (CLP)	533.6500
Euro (EUR)	0.7808
Indian Rupee (INR)	46.3700
Thai Baht (THB)	38.1400

Commodities

We had a notional amount of $33.7 million U.S. dollars of natural gas swap contracts outstanding as of May 31, 2006 maturing in various months through December 2007 at an average price of $5.70 U.S. dollars per mmbtu and $5.66 Canadian dollars per gigajoule. We had a notional amount of $43.9 million of natural gas swap contracts outstanding as of May 31, 2005. These contracts are being used to hedge volatility in natural gas prices.

In a three-way collar, we buy a call, sell a call at a higher price and sell a put. The three-way collar structure allows for greater participation in a decrease in natural gas prices and protects against moderate price increases. However, we will have some exposure to large price increases. As of May 31, 2006 we had three-way collars relating to 8.9 million mmbtu of natural gas at an average price of $9.58 U.S. dollars on the calls purchased, $11.17 U.S. dollars on the calls sold and $7.77 U.S. dollars on the puts sold as well as 1.5 million gigajoules at an average price of $9.15 Canadian dollars on the calls purchased, $10.16 Canadian dollars on the calls sold and $7.00 Canadian dollar on the puts sold. The three-way collars extend through March 2007.

As of May 31, 2006 and 2005, we recorded unrealized gains on balance sheets of $0.5 million and $4.9 million, respectively, related to non-physical natural gas derivative contracts.

We have entered into fixed priced physical natural gas contracts for various dates through October 2006. As of May 31, 2006, we had 6.3 million mmbtu of fixed price physical natural gas contracts at a weighted average rate of $8.15 U.S. dollars and 1.6 million gigajoules at a weighted average rate of $6.29 Canadian dollars. There was an unrealized loss as of May 31, 2006 attributed to these contracts of $8.4 million U.S. dollars that has been recorded in cost of goods sold and on the balance sheet. As of May 31, 2005, we held no fixed price physical natural gas contracts.

As of May 31, 2006 and 2005, our outstanding commodity derivative contracts, though mitigating risks, did not qualify for hedge accounting treatment under SFAS No. 133. The changes in the fair value of these contacts are recognized immediately in cost of goods sold.

Interest Rates

On May 25, 2005 we entered into a fixed to floating rate interest swap agreement with respect to the $150.0 million, 10.875% Senior Notes due August 1, 2013. The swap calls for us to pay a floating rate of interest equal to six months LIBOR plus 631 basis points and the counterparty to pay a fixed rated of 10.875%. The term of the interest rate swap matches the term of the underlying debt. This interest rate swap has been designated as a fair value hedge. This fair value hedge qualifies for the short-cut method and therefore assumes no ineffectiveness.

We entered into a fixed to floating rate interest swap agreement prior to the Combination with respect to $150.0 million of our $400 million 10.875% Senior Notes, due August 1, 2013, which called for us to pay a floating rate of interest equal to six-months LIBOR plus 636 basis points and the counterparty to pay a fixed rate of 10.875%. This swap was cancelled on May 25, 2005 and we were required to pay approximately $1.1 million to the counterparty. In addition to this cancellation payment, because the swap did not qualify for hedge accounting treatment after the date of the Combination, we incurred $5.6 million in additional interest expense during fiscal year 2005.

18. GUARANTEES AND INDEMNITIES

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The terms of the guarantees are equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term; however, we expect to renew many of these guarantees on a rolling twelve-month basis. As of May 31, 2006, we have estimated the maximum potential future payment under the guarantees to be $33.9 million. We have not recorded a liability related to these guarantees as the fair market value is zero at May 31, 2006 and 2005.

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses over the last several years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of May 31, 2006, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $8.6 million. We have recorded a liability for the fair value of these guarantees of $1.0 million and $8.0 million related to these indemnification agreements as of May 31, 2006 and 2005, respectively. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We have no reason to believe that we currently have any material liability relating to these routine indemnification obligations.

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

19. PENSION PLANS AND OTHER BENEFITS

Mosaic sponsors pension and postretirement benefits through a variety of plans including defined benefit plans, defined contribution plans, and postretirement benefit plans. In addition, Mosaic is a participating employer in Cargill’s defined benefit pension plans. We reserve the right to amend, modify, or terminate the Mosaic sponsored plans at any time subject to provisions of the Employee Retirement Security Act of 1974 (ERISA), prior agreements and the collective bargaining agreements.

In accordance with the Merger and Contribution Agreement, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to Mosaic. Prior to the merger, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and other postretirement benefits under Cargill’s plans. Cargill incurs the associated costs and charges them to Mosaic. The amount that Cargill may charge to Mosaic for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. As of May 31, 2006 the amount remaining under this agreement is $15.2 million. The expense in fiscal year 2005 exceeded this amount because the cap did not become effective until October 22, 2004. This cap does not apply to the costs associated with certain active union participants who continue to earn service credit under Cargill’s pension plan.

Costs charged to Mosaic for the former CCN employees’ pension expense were $3.3 million, $5.6 million and, $8.0 million for the fiscal years 2006, 2005 and 2004, respectively.

There are several defined benefit plans for international employees that are covered by Cargill. The liabilities from these plans are not material to the financial statements. The Company also provides defined contribution plans in various countries where the Company is liable for the employer match. Costs related to these plans were $0.7 million, $0.6 million and, $0.4 million for the fiscal years 2006, 2005 and 2004, respectively.

Defined Benefit Plans

Mosaic sponsors two defined benefit pension plans in the United States and four active plans in Canada. Mosaic assumed these plans from IMC on the date of the Combination. Benefits are based on a combination of years of service and compensation levels, depending on the plan. The U.S. salaried and non-union hourly plan provides benefits to employees that were IMC employees prior to January 1998. In addition, the plan, as amended, accrues no further benefits for plan participants effective March 2003. The U.S union pension plan provides benefits to union employees. Certain U.S. union employees were given the option and elected to participate in a defined contribution retirement plan in January 2004, in which case their benefits were frozen under the U.S. union pension plan. Other represented employees with certain unions hired on or after June 2003 are not eligible to participate in the U.S. union pension plan. The Canadian pension plans consist of two plans for salaried and non-union hourly employees, which are closed to new members, and two plans for union employees.

Generally, contributions to the U.S. plans are made to meet minimum funding requirements of ERISA, while contributions to Canadian plans are made in accordance with Pension Benefits Acts instituted by the provinces of Saskatchewan and Ontario. Certain employees in the U.S. and Canada, whose pension benefits exceed Internal Revenue Code and Canada Revenue Agency limitations, respectively, are covered by supplementary non-qualified, unfunded pension plans.

Postretirement Medical Benefit Plans

We provide certain health care benefit plans for certain retired employees (Benefit Plans). The Benefit Plans may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Benefit Plans are unfunded. Certain employees are not vested and such benefits are subject to change.

The U.S. retiree medical program for certain salaried and non-union retirees age 65 and over was terminated effective January 1, 2004. The retiree medical program for salaried and non-union hourly retirees under age 65 will end at age 65. The retiree medical program for certain active salaried and non-union hourly employees was terminated effective April 1, 2003. Coverage changes and termination of certain post-65 retiree medical benefits also were effective April 1, 2003. Mosaic also provides retiree medical benefits to union hourly employees. Pursuant to a collective bargaining agreement, certain represented employees hired after June 2003 are not eligible to participate in the retiree medical program.

Canadian post retirement medical plans are available to retired salaried employees. All active salaried employees are eligible for coverage upon retirement. There are no retiree medical benefits available for union hourly employees.

Mosaic uses a February 28 measurement date for its pension and postretirement benefit plans. The tables and discussion on the following pages only represent the North American plans as the international plans are immaterial.

The year-end status of the North American plans was as follows (in millions):

	Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$526.4	$-	$115.0	$-
Business combination	-	525.0	-	119.1
Service cost	7.1	4.2	1.2	0.8
Interest cost	30.3	18.2	6.3	4.0
Actuarial loss (gain)	21.8	(3.5)	0.9	(5.2)
Currency fluctuations	22.2	(1.6)	1.4	-
Plan amendments	-	-	-	0.4
Employee contribution	-	-	0.5	-
Benefits paid	(30.8)	(15.9)	(7.8)	(4.1)

Benefit obligation at end of year	$577.0	$526.4	$117.5	$115.0

Change in plan assets:
Fair value at beginning of year	$403.6	$-	$-	$-
Business combination	-	379.8	-	-
Currency fluctuations	17.4	(1.3)	-	-
Actual return	47.7	31.2	-	-
Company contribution	23.2	9.8	7.3	4.1
Employee contribution	-	-	0.5	-
Benefits paid	(30.8)	(15.9)	(7.8)	(4.1)

Fair value at end of year	$461.1	$403.6	$-	$-

Funded status of the plan	$(115.9)	$(122.8)	$(117.5)	$(115.0)
Unrecognized net gain	(10.4)	(16.8)	(4.2)	(5.2)
Unrecognized prior service cost	-	-	0.4	0.4
Employer contributions in fourth quarter	6.2	6.2	1.8	2.2

Accrued benefit cost	$(120.1)	$(133.4)	$(119.5)	$(117.6)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	(128.2)	(133.7)	(119.5)	(117.6)
Accumulated other comprehensive income	8.1	0.3	-	-

Total recognized	$(120.1)	$(133.4)	$(119.5)	$(117.6)

The net annual periodic benefit costs include the following components:

	Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005
Service cost	$7.1	$4.2	$1.2	$0.8
Interest cost	30.3	18.2	6.3	4.0
Expected return on plan assets	(31.7)	(17.8)	-	-

Net periodic cost	$5.7	$4.6	$7.5	$4.8

The accumulated benefit obligation for the defined benefit pension plans was $569.3 million and $518.4 million as of May 31, 2006 and 2005, respectively.

The following benefit payments, which reflect estimated future service, are expected by the related plans to be paid in the fiscal years ending May 31:

	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments
2007	$24.7	$12.8
2008	26.0	13.0
2009	28.3	13.2
2010	30.5	13.1
2011	32.7	12.3
2012-2016	191.0	48.7

In fiscal 2007, we expect to contribute cash of $26.7 million to the pension plan to meet minimum funding requirements. Also, in fiscal 2007, we anticipate contributing cash of $12.8 million to the post-retirement medical benefit plan to fund anticipated benefit payments.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) was signed into law. The MMA introduces a prescription drug benefit under Medicare Part D beginning in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The MMA took effect January 2006 and provides direct subsidy from the federal government to employers that continue providing drug coverage that is actuarially equivalent to Medicare Part D of the MMA to Medicare-eligible retirees. FSP 106-2 requires companies to initially account for subsidies received under the MMA as an actuarial experience gain to the accumulated post-retirement benefit obligation which would be amortized over future service periods. In January 2005, the Centers for Medicare and Medicaid Services issued final regulations to implement the new Medicare prescription drug program. As a result of these regulations, we have assessed the benefits provided under our plans and concluded that the benefits are actuarially equivalent to the benefits provided under Part D of the MMA. We have also assessed the effect of the MMA subsidy in measuring our accumulated plan benefit obligation (APBO) and recorded a reduction of $7.6 million to our retirement-related benefit obligations as part of the purchase price allocation for the Combination during the second quarter of fiscal 2006. The subsidy reduced our net periodic benefit cost for fiscal 2006 by approximately $0.5 million, including a $0.1 million reduction in service cost and a $0.4 million reduction in interest cost on the APBO.

Mosaic’s pension plan weighted-average asset allocations at May 31, 2006 and the target by asset category, are as follows:

		Plan Assets as of May 31
	Target	2006	2005
Asset Category:
Equity securities	70%	70%	73%
Debt securities	27%	25%	22%
Real estate	3%	4%	4%
Other	0%	1%	1%

Total	100%	100%	100%

The investment objectives for the pension plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5% over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of return consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return of the pension plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trusts’ asset allocation and performance objectives. The Domestic Pension Plan’s benchmark is currently comprised of the following indices and their respective weightings: 36% S&P 500, 9% Russell 2500, 5% equally weighted blend of Cambridge Venture and Private Equity indices, 15% MSCI World ex-US, 5% MSCI EMF, 20% LB Aggregate, 5% SB Inflation Linked and 5% NCREIF Property. The Canadian pension plan’s benchmark is currently comprised of the following indices and their respective weightings: 17% S&P/TSX 300, 5% equally weighted blend of Nesbitt Burns and S&P/TSX Small Cap indices, 24% S&P 500, 9% equally weighted blend of Cambridge Venture and Private Equity indices, 8% MSCI World ex-US, 7% MSCI EMF and 30% Scotia Capital Bond Index.

The investment structure has an overall commitment to equity securities of approximately 70% that is intended to provide the desired risk/return trade-off and, over the long-term, the level of returns sufficient to achieve the Company’s investment goals and objectives for the pension plans’ assets while covering near term cash flow obligations with fixed income in order to protect the pension plans from a forced liquidation of equities at the bottom of a cycle.

The approach used to develop the discount rate for the pension and postretirement plans is commonly referred to as the yield curve approach. A hypothetical yield curve using the top yielding quartile of available high quality bonds is matched against the projected benefit payment stream. Each cash flow of the projected benefit payment stream is discounted back using the respective interest rate on the yield curve. Using the present value of projected benefit payments a weighted-average discount rate is derived.

The approach used to develop the expected long-term rate of return on plan assets combines an analysis of historical performance, the drivers of investment performance by asset class, and current economic fundamentals. For returns, we utilized a building block approach starting with inflation expectations and added an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of future expectations of the U.S. Treasury real yield curve.

Weighted-average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005
Discount rate	5.58%	5.75%	5.75%	5.75%
Expected return on plan assets	7.67%	7.86%	-	-
Rate of compensation increase	3.50%	3.75%	-	-

Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005
Discount rate	5.75%	5.82%	5.75%	5.75%
Expected return on plan assets	7.86%	7.86%	-	-
Rate of compensation increase	3.75%	3.93%	-	-

Assumed health care trend rates used to measure the expected cost of benefits covered by the plans were as follows:

	2006	2005
Health care cost trend rate assumption for the next fiscal year	9.25%	10.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Fiscal year that the rate reaches the ultimate trend rate	2011	2011

Assumed health care cost trend rates have an effect on the amounts reported. For the health care plans a one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	2006		2005
	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
Total service and interest cost	$0.2	$(0.2)	$0.2	$(0.2)
Postretirement benefit obligation	3.2	(3.0)	3.2	(3.0)

Defined Contribution Plans

Mosaic assumed IMC defined contribution plans following the Combination. Effective January 1, 2005, the IMC Global Inc. Profit Sharing and Savings Plan was renamed the Mosaic Investment Plan (Investment Plan). The Investment Plan permits eligible salaried and nonunion hourly employees to defer a portion of their compensation through payroll deductions and provides matching contributions. In fiscal year 2006 and 2005, Mosaic matched 100% of the first 3% of the participant’s contributed pay plus 50% of the next 3% of the participant’s contributed pay to the Investment Plan, subject to Internal Revenue Service limits. Participant contributions, matching contributions, and the related earnings immediately vest. The Investment Plan also provides an annual non-elective employer contribution feature for eligible salaried and non-union hourly employees based on the employee’s age and eligible pay. Participants are generally vested in the non-elective employer contributions after five years of service. In addition, a discretionary feature of the plan allows the Board of Directors, at their sole discretion, to make contributions to employees. Effective January 1, 2005, certain former employees of Cargill who were employed with Mosaic on January 1, 2005 became eligible for the Investment Plan, and a portion of the Cargill Partnership Plan assets were spun off to the Investment Plan. Prior to January 1, 2005, Mosaic employees who were formerly Cargill salaried and non-union hourly employees received a matching contribution of 50% of the first 6% of the participant’s contributed pay with graded vesting over five years.

Effective April 1, 2005, the IMC Global Represented Retirement Savings Plan was renamed the Mosaic Union Savings Plan (Savings Plan). The Savings Plan was established pursuant to collective bargaining agreements with certain unions. Mosaic makes contributions to the defined contribution retirement plan based on the collective bargaining agreements. The Savings Plan is the primary retirement vehicle for newly hired employees covered by certain collective bargaining agreements. Effective April 1, 2005 certain former collectively bargained employees of Cargill, Incorporated and its affiliates who were employed with Mosaic on April 1, 2005 became eligible for the Savings Plan and a portion of the Cargill Investment Plan assets were spun off to the Savings Plan.

Canadian salaried and non-union hourly employees participate in an employer funded plan with employer contributions similar to the U.S. plan. The plan provides a profit sharing component which is paid each year and determined by the Board of Directors. Mosaic also sponsors one mandatory union plan. Benefits in these plans vest after two years of consecutive service.

The expense attributable to the Investment and Savings Plans was $14.5 million, $9.3 and $0.4 million in fiscal year 2006, 2005 and 2004, respectively.

20. STOCK PLANS

Under the terms of the agreements relating to the Combination, the 12,526,553 shares of IMC common stock that were subject to IMC stock options outstanding as of October 22, 2004 became fully vested and exercisable for an equal number of shares of Mosaic common stock. We follow the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and the fair value of the IMC stock options was included in the purchase price of IMC in the amount of $47.6 million. The exercise price is the same as the price as in effect immediately prior to the effective date of the Combination. The weighted-average exercise price of these options as of October 23, 2004 was $17.79 and the weighted-average remaining contractual life was 5.7 years. Prior to the Combination, CCN employees received share-based compensation through the Cargill plans, and therefore, no share-based compensation plan information is included in fiscal year 2004.

Mosaic sponsors one share-based compensation plan. The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the Plan), which was approved by shareholders and became effective October 20, 2004, permits the grant of shares and share options to employees for up to 10 million shares of common stock. The Plan provides for grants of stock options, restricted stock, restricted stock units, and a variety of other share based and non-share based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the Plan. The Compensation Committee of the Board of Directors administers the Plan subject to the provisions of the Plan and to applicable law. Stock options are granted with an exercise price equal to the market price of our stock at the date of grant and have a ten-year contractual term. Options granted to date vest either after three years of continuous service or in equal annual installments in the first three years following the date of grant. Restricted stock units issued to officers and directors generally vest over periods of three or four years. All equity awards are expensed on a straight-line basis over the vesting period. In accordance with SFAS No. 123, $8.7 million, $1.8 million, and $0.5 million were recorded for stock-based compensation expense in fiscal years 2006, 2005, and 2004, respectively.

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model. Assumptions used to calculate the fair value in each period are noted in the following table. Expected volatilities were based on the combination of Mosaic and IMC’s historic six year volatility of common stock. The expected term of the options is calculated using the simplified method for plain vanilla options. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life. The Company does not currently anticipate payment of dividends. A summary of the assumptions used to estimate the fair value of option awards is as follows:

	2006	2005
Weighted average assumptions used in option valuations:
Expected volatility	45.2%	46.0%
Expected dividends	-	-
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.16%	3.56%

A summary of Mosaic’s stock option activity is as follows (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding as of June 1, 2004	-	$-
Options issued in Combination	12.5	17.79
Granted	0.9	15.04
Exercised	(2.3)	11.60
Canceled	(1.2)	28.36

Outstanding as of May 31, 2005	9.9	17.61
Granted	1.6	17.24
Exercised	(2.4)	11.77
Canceled	(1.1)	29.44

Outstanding as of May 31, 2006	8.0	$17.76

Exercisable as of May 31, 2005	9.0	$17.86
Exercisable as of May 31, 2006	5.6	$18.30

A summary of the fair value of awards issued is as follows (shares in millions):

	2006	2005
Weighted-average grant date fair value of options granted during year	$8.50	$7.34
Number of shares of restricted stock units granted during the year	0.3	0.3
Weighted average grant-date fair value of restricted stock units granted during year	$17.24	$15.31

A summary of stock options outstanding at May 31, 2006 is as follows (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 - $12.57	1.2	6.3	$10.73	1.2	$10.73
$12.58 - $16.77	3.3	5.3	14.59	2.4	14.42
$16.78 - $20.96	2.1	7.4	17.52	0.6	18.14
$20.97 - $29.35	0.5	2.7	23.06	0.5	23.06
$29.36 - $33.54	0.4	2.0	30.66	0.4	30.66
$33.55 - $37.74	0.3	1.1	37.27	0.3	37.27
$37.75 - $41.94	0.2	0.6	40.33	0.2	40.33

	8.0	5.4	$17.76	5.6	$18.30

21. COMMITMENTS

We lease plants, warehouses, terminals, office facilities, railcars and various types of equipment under operating leases, some of which include escalation clauses, with lease terms ranging from one to ten years. In addition to minimum lease payments, some of our office facility leases require payment of our proportionate share of real estate taxes and building operating expenses.

We have long-term agreements for the purchase of sulfur which is used in the production of phosphoric acid. We also have long-term agreements for the purchase of ammonia which is used with phosphoric acid to produce DAP and MAP in our Phosphates business. We have a long-term agreement for the purchase of natural gas, which is a significant raw material used in the Potash solution mining process. The commitments included in the table below are based on market prices as of May 31, 2006.

A schedule of future minimum long-term purchase commitments, based on May 31, 2006 market prices, and minimum lease payments under non-cancelable operating leases as of May 31, 2006 follows:

	Purchase Commitments	Operating Leases
2007	$429.6	$33.8
2008	183.9	24.9
2009	60.5	17.8
2010	25.6	12.8
2011	25.6	7.9
Subsequent years	44.4	11.9

	$769.6	$109.1

Rental expense for fiscal years 2006, 2005 and 2004 amounted to $67.3 million, $37.4 million and $24.3 million, respectively. Purchases made under long-term commitments were $947.9 million, $716.8 million and $418.2 million for the fiscal years 2006, 2005, and 2004, respectively.

Most of our export sales of phosphate and potash crop nutrients are marketed through two North American export associations, PhosChem and Canpotex Limited, which fund their operations in part through third-party financing facilities. As a member, Mosaic or our subsidiaries are subject to certain conditions and exceptions, and contractually obligated to reimburse the export associations for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from the export associations.

Under a long-term contract with Potash Corporation of Saskatchewan (PCS), we mine and refine PCS reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately 0.9 million tonnes and a minimum of approximately 0.45 million tonnes per year. The current contract extends through December 31, 2011 and is renewable at the option of PCS for three additional five-year periods, provided that PCS has not received all of its reserves under the contract. For the fiscal years 2006 and 2005, sales under this contract were $48.6 million and $23.4 million, respectively.

Under a long-term contract that extends through 2011 with Compass Minerals (Compass), we supply approximately 0.2 million tonnes of potash annually. In addition, we are also under a long-term contract that extends through 2013 with Compass where we supply approximately 0.2 million tonnes of salt on an annual basis. As of the date of the Combination, these contracts were below market prices and we recorded a $123.7 million fair market value adjustment that will be amortized into sales over the life of the contracts. For the fiscal years 2006 and 2005, sales increased for the amortization of the fair market value adjustment, by $16.6 million and $11.3 million, respectively.

22. EARLY TERMINATION OF ROCK SALES AGREEMENT AND RELATED MATTERS

On December 1, 2005, we closed a previously announced transaction with U.S. Agri-Chemicals Corporation (USAC) and its parent company, Sinochem Corporation, comprising a global resolution (USAC Transactions) of various commercial matters and disputes existing among the parties.

Pursuant to the USAC Transactions, we paid $84.0 million in connection with the early termination of a phosphate rock sales agreement between USAC and Mosaic Fertilizer, LLC. Prior to the Combination, USAC paid amounts to IMC Phosphates Company (a subsidiary of IMC that was merged into Mosaic Fertilizer, LLC effective July 29, 2005) under the phosphate rock sales agreement. In September 2004, IMC Phosphates Company exercised its early termination right under the phosphate rock sales agreement, accelerating the termination date of the contract to October 1, 2007. Termination of the phosphate rock sales agreement was further accelerated with the closing of the USAC Transactions. We suspended phosphate shipments under the phosphate rock sales agreement effective August 15, 2005.

In connection with the USAC Transactions we also paid $10.0 million to settle an existing lawsuit with USAC relating to prior pricing disputes under the phosphate rock sales agreement. A liability for the total payment of $94.0 million was assumed in the purchase accounting of the Combination. This payment was made to USAC upon the closing of the USAC Transactions on December 1, 2005.

In addition, on December 1, 2005, we acquired from USAC various equipment and spare parts, valued at $31.6 million by an outside appraisal firm, in exchange for the issuance of 2,429,765 shares of our common stock. On March 31, 2006, pursuant to the USAC Transactions, we purchased real property owned by USAC containing approximately three million short tons of unmined phosphate reserves in central Florida, which was valued at approximately $6.5 million by an outside appraisal firm in exchange for the issuance of 455,581 shares of our common stock. The shares issued in our acquisition of this equipment, spare parts and real property have been placed in an escrow account for a period of 18 months beginning December 1, 2005. Resale by USAC of the shares of common stock is subject to our approval until June 1, 2007. After August 1, 2007, in general and subject to specified conditions, USAC would be entitled to make one demand to us to use commercially reasonable efforts to register such shares for resale under the Securities Act of 1933 and to include its shares in certain other registrations by us.

23. CONTINGENCIES

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations which currently are in progress to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $19.9 million and $22.1 million at May 31, 2006 and 2005, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210 foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (KDHE) oversight, we undertook measures to fill and stabilize the sinkhole to prevent further expansion. The filling and stabilization of the sinkhole is complete and we are negotiating with the KDHE regarding future sinkhole monitoring. In July 2006, KDHE requested that we submit a proposal by September 2006, to ensure the long term stability of the sinkhole and the BNSF railroad track and to investigate the potential for subsidence or collapse at approximately 20 to 30 former salt solution mining wells at the property. We are in the process of evaluating KDHE’s request and preparing a response. In addition, in September 2005, we received a claim in the amount of approximately $0.5 million from BNSF Railway Company for actions it deemed necessary to protect its railroad tracks near the sinkhole. We do not expect that these costs will have a material impact on our business or financial condition in excess of the amounts accrued. It is possible that we may receive further claims from governmental agencies or other third parties relating to the sinkhole or other former salt solution mining wells at the property that could exceed established accruals.

New Wales Phosphogypsum Stack Anomaly. A subsurface loss of process water from the Phase 1 limited phosphogypsum stack at our New Wales facility located in Polk County, Florida was discovered on February 23, 2004. Upon discovery of the event we promptly notified representatives of the FDEP and other regulatory agencies and began a geotechnical assessment. The results of our assessment determined that a geologic anomaly had developed underlying the stack causing a collapse which breached the liner and allowed the subsurface release of phosphogypsum and process water. We embarked on a program to remediate the anomaly through a grouting process. In October 2004, our retained third party geotechnical consultant reported that the anomaly had been successfully repaired. We and our third party consultant are in the process of preparing a detailed final report to submit to FDEP. Because it appears the anomaly has been resolved, we do not anticipate future expenditures regarding this matter beyond preparation of the final report. We do not anticipate that, but we cannot predict with certainty whether the FDEP will require additional remedial work. We do not expect that future work, if any, will have a material adverse impact on our financial condition, therefore no accrual has been established as of May 31, 2006.

Ashepoo. Conoco, Inc. (Conoco) has filed an action against Agrico Chemical Company (Agrico), a subsidiary of ours, seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its interests in Agrico. The claim, filed on June 13, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site) (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the Oklahoma District Court issued an order dismissing the Mosaic Parties because the court lacked jurisdiction to hear these claims. The court denied Conoco’s motion for reconsideration on June 6, 2003. The Oklahoma Court of Civil Appeals affirmed the dismissal on March 9, 2004. On November 9, 2004, the Oklahoma Supreme Court reversed the Court of Civil Appeals in part, and affirmed in part, finding that the court had personal jurisdiction over Agrico but not over the other Mosaic Parties. Proceedings in the District Court have been stayed pending settlement discussions. In March 2006, the United States Environmental Protection Agency (EPA) demanded that Agrico pay $0.2 million in EPA response costs related to the Ashepoo site. Agrico entered into a tolling agreement with EPA regarding these costs. We intend that these costs be part of any settlement reached with Conoco. We intend to vigorously defend the underlying action and to seek any indemnification or other counter remedies to which we may be entitled. We do not expect the liability, if any, to have a material impact on our business or financial condition.

Pensacola Personal Injury Litigation. In March 2005, Patsy Roark, individually and on behalf of her minor son, Ian Roark Skuropat (collectively, Plaintiff), filed a lawsuit against Agrico, IMC and a number of unrelated defendants in the Circuit Court of the First Judicial Circuit, Escambia County, Florida. Defendants received service of the lawsuit on or about November 1, 2005. Plaintiff alleges Ian Roark Skuropat contracted osteosarcoma, a form of bone cancer, by reason of exposure to contaminants at and/or released from a former Agrico facility in Pensacola, Florida that produced crop nutrients and crop nutrient related materials beginning in the late 1800s or early 1900s until approximately 1975. The facility operated as a division of Conoco from at least 1963 until approximately 1972, and then as a subsidiary of The Williams Companies, Inc. Under a Superfund consent decree with the EPA, Conoco and The Williams Companies, Inc. completed soil stabilization and capping at the site in 1997 and conduct ongoing groundwater and well monitoring.

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

EPA RCRA Initiative. The EPA Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid waste from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” The EPA’s announcement indicates that by 2007, EPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities. In addition to the EPA inspections, our Bartow and Green Bay facilities in Florida entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are in the process of negotiating similar consent orders for our Uncle Sam and Faustina facilities in Louisiana. We may enter similar orders for some or the remainder of our phosphoric acid production facilities in Florida.

We have received a Notices of Violation (NOVs) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), and Mulberry (June 2006) facilities in Florida. The EPA has issued similar NOVs to some of our competitors. The EPA has referred the NOVs to the United States Department of Justice (DOJ) for further enforcement. We have engaged in substantial discussions with the DOJ and EPA both as Mosaic and as part of an industry group including competitors. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and previous EPA inspection reports finding that the process water handling practices in question in the Riverview and New Wales NOVs comply with the requirements of the exemption for extraction and beneficiation wastes. We believe the EPA’s position is a reversal of its previous determinations regarding the industry’s process water handling practices. We intend to continue discussions with the DOJ and EPA to see if a negotiated resolution of these matters can be reached. If such an agreement cannot be reached, we intend to vigorously defend the matters alleged in the NOVs in any enforcement actions that the DOJ and EPA commence. Should we fail in our defense of any such enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay civil penalties.

We have established accruals to address the cost of implementing the consent orders at the Bartow and Green Bay facilities and to address the cost of attorneys’ fees for defending against the NOVs. We cannot at this early stage of the proceedings predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have a material effect on our business or financial condition.

In May 2006, a federal grand jury in Louisiana issued subpoenas to Mosaic Fertilizer, LLC and to four employees seeking documents and testimony regarding waste handling practices at the Company’s Faustina, Louisiana facility. The subpoenas were issued as part of an investigation being conducted by the United States Attorney’s Office in New Orleans. After discussions with the United States Attorney’s Office in New Orleans, we understand that essentially the same or similar issues presented by the RCRA mineral processing initiative discussed above are the subject of the subpoenas. We also understand that the Grand Jury subpoenas were issued independently of the RCRA mineral processing initiative discussed above. At the present time, we have not been informed of the results of the Grand Jury investigation and are not in a position to assess its potential outcome or the effects on the Company.

Uncle Sam, Louisiana “A” Train Sulfuric Acid Plant. On January 19, 2006, the EPA Region 6 submitted an administrative subpoena to Mosaic under Section 114 of the Clean Air Act (CAA) (114 Request) regarding compliance of the Uncle Sam “A” Train Sulfuric Acid Plant with “New Source Review” requirements of the CAA. The 114 Request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants (SAP). We have responded to parts of the January 114 Request as well as parts of a follow up request issued by the EPA in May 2006. In June 2006, Mosaic met with EPA Region 6 representatives to explore the potential for a resolution of the investigation of the Uncle Sam Facility. We intend to provide EPA Region 6 with approaches under internal consideration to develop a potential resolution of the investigation and to meet with representatives to further discuss options for potential resolution of the investigation. We have established accruals to address potential penalties that might be sought by the EPA as well as defense costs and expenses. We cannot at this early stage of the proceedings predict whether the outcome of this matter will have a material effect on our business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater at our Riverview facility. On July 1, 2005, we entered into a consent order with the FDEP to pay a civil fine of $0.3 million as a result of a sudden release of approximately 65 million gallons of partially treated phosphoric acid process water during Hurricane Frances from the phosphogypsum management system at our Riverview facility. The consent order also requires us to meet certain negotiated process water inventory reduction goals. At this point in time, the company has fulfilled its commitments under the consent order and anticipates continuing to do so in the future. Portions of the Riverview release, which was caused primarily as a result of extraordinary rainfall and hurricane force winds, ultimately flowed into Hillsborough Bay. Governmental agencies are asserting claims for natural resources damages in connection with the release from the Riverview phosphogypsum management system. Negotiations with government agencies acting as natural resource trustees are ongoing. We intend to assert appropriate defenses to the claims and do not currently expect that the claims will have a material effect on our business or financial condition.

On September 23, 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process water from the Riverview, Florida phosphogypsum management system described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance, and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic under the Merger and Contribution Agreement. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs have amended their Complaint. The amended Complaint is substantially similar to the original Complaint and we have responded with an additional motion to dismiss, which is expected to be heard by the Circuit Court in August 2006. We believe that we have substantial defenses to the claims and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

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

Fospar Matters. The State of Paraná Public Prosecution Service has prepared penal charges against Fospar, S.A. (Fospar) (in which our subsidiary, Mosaic Fertilizantes do Brasil, S.A., owns an approximate 62% equity interest) and former directors and employees of Fospar on April 10, 2003, alleging that they caused pollution by allowing rainwater to discharge solid residues of phosphoric rock from an outdoor storage area through a rainwater drainpipe into a mangrove area, thus causing contamination to an environmentally protected area. The alleged acts occurred in January 1999, prior to the acquisition of our ownership interest in Fospar. Although it has been named in the charges, Fospar has not received a citation to date and is therefore not yet an official party to the proceeding. We continue to monitor the matter, and cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (IBAMA) by the Paraná Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Paraná Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to us in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August 1999 described above. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Accordingly, Fospar expected a favorable result in both cases because, in addition to the favorable results of the investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $2.2 million. As of May 31, 2006, no liability has been recorded in connection with this action as management does not consider it probable. Fospar has filed an appeal of the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier be dismantled and that the licenses and authorizations previously issued be cancelled.

Phosphate Mine Permitting in Florida

The Ona Extension of the Fort Green Mine. In February 2004, the FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our Fort Green phosphate mine in central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the water supply downstream of the mine and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004 and to a remand hearing in October 2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that the FDEP issue the permit to Mosaic with certain conditions acceptable to Mosaic. In his initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of the FDEP issued a Final Order on July 31, 2006 adopting the ALJ’s orders with some modification and directing the FDEP to issue the permit. The Final Order is subject to appeal. We expect that the permit will be upheld on any appeal and that the appeal process will not adversely affect timely mining of the Ona extension. The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. That permit application was challenged administratively by certain counties and other plaintiffs, and the FDEP ultimately denied the permit due to certain perceived deficiencies. We made corrections in response to the findings of the FDEP in the course of the administrative challenge, and we renewed the permit application in 2005. The FDEP issued a Notice of Intent in November 2005 stating that it intended to issue the permit. One prior petitioner, Charlotte County, initiated an administrative challenge. The challenge affected the mining of the “Altman Extension” in Manatee County, Florida. In February 2006, the Charlotte County Board of County Commissioners reviewed a proposed settlement of the challenge, and voted to settle the matter if Mosaic agreed to additional permit conditions. After some additional negotiation on specific settlement language, the final agreement was signed on May 23, 2006. The permit was issued as proposed in June 13, 2006. The Company is still awaiting permit approval from the Army Corps of Engineers and land use approvals from Manatee County.

The Extension of the Hopewell Mine. In 2004, Hillsborough County passed an ordinance to protect underground and surface drinking water supplies. The ordinance prohibits the placement of new clay settling areas and new storm or wastewater discharge outfalls in certain wellhead and surface water protection zones. We have applied for a permit to mine in a protected zone, and, in accordance with the ordinance, our permit application does not include the placement of a new clay settling area or any new storm or wastewater discharge outfalls within the protected zone. Hillsborough County asserted that any mining in the protected zone is prohibited by the ordinance in the absence of showing an overriding public interest. In January 2006, after extended negotiations with the County staff, Mosaic Fertilizer, LLC filed a declaratory judgment action against Hillsborough County seeking a judicial determination regarding the application of the ordinance to Mosaic’s operations. The lawsuit asserted that the wellhead protection ordinance was never intended to prohibit all phosphate mining within the protected zone. The lawsuit settled on April 11, 2006. The settlement allows us to mine within the protected zone but incorporates the appropriate substantive standards from the drinking water protection ordinance while keeping the permitting process within the scope of the mining ordinance. We also agreed to some enhanced water monitoring in coordination with Tampa Bay Water, the area potable water supplier. Permitting is now moving forward on that basis.

Denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

Underground Injection Control Matter. In November 2005, the FDEP sent us a warning notice alleging that we had violated the Florida underground injection control well regulations by failing to permit certain wells used to recharge the groundwater aquifer nearest the surface at the Manson-Jenkins mining tract of the Fort Green mine. The wells were included as a possible option for recharging aquifers under adjoining wetlands in the Manson-Jenkins tract mining permit, but permits specific to the underground injection control regulations were not sought. The FDEP has proposed a penalty of $0.2 million. We have been engaged in negotiations with the FDEP regarding the amount of the penalty. We do not expect this matter to have a material impact on our business or financial condition.

Florida Water Balances. Unusually large quantities of rain and robust hurricane activity in 2003 and 2004, including three significant hurricanes passing through Polk County, Florida in 2004 have caused large amounts of water to gather in process water storage and treatment areas in our central Florida phosphoric acid production facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry, Florida. We are under a contract with the FDEP to close the phosphogypsum management system at the former Mulberry facility. As a part of that contract, process water from the Mulberry facility had been transferred to our Bartow facility prior to the excess rains and hurricanes mentioned above. To mitigate water issues, our Bartow facility is able to evaporate water in its phosphoric acid production system. The Bartow facility has also installed a heat input system and a system to use process water in its mills in order to enhance evaporation. For a period of time after the hurricanes, the FDEP issued a series of immediate final orders to the phosphate industry that allowed the Bartow, Green Bay and Mulberry facilities to discharge water after treating it to federal standards. To minimize water-related risks, we have constructed substantial additional water storage capability in the form of a regional pond can be shared by the three facilities. We also contracted with a third-party to construct a water treatment unit near the regional pond that is initially treating water from the Green Bay facility. In accordance with the relevant consent order with the state, treatment began in June 2006. Finally, we are engaged in discussions with the FDEP to increase funding under the Mulberry contract to compensate for the increased costs to treat water at the facility. Should additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water and such measures could potentially have a material effect on our business and financial condition.

As a result of the high water balances at phosphate facilities in Florida resulting from the rainfall events and hurricanes described above, the FDEP has adopted a new rule requiring phosphate production facilities to meet stringent process water management objectives within their phosphogypsum management systems. We are still assessing the impact of complying with the rule; however, compliance with the rule could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition. The rule allows us three to five years to come into full compliance, and we believe we will be able to achieve compliance within that timeframe, although we cannot guarantee we will be able to do so. Additionally, future events of excessive rainfall or hurricanes could affect our ability to comply with the new rule within the relevant timeframe.

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

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at several oil and gas facilities that had been operated by FTX, Phosphate Resource Partners Limited Partnership (PLP), (which was merged into Phosphate Acquisition Partners L.P. (PAP), a wholly-owned subsidiary of Mosaic Global Holdings, shortly before the Combination) or their predecessors. In addition, in connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Such specified claims, either individually or in the aggregate, are not expected to have a material effect on our business or financial condition. We have not established an accrual as of May 31, 2006.

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

IMC Salt and Ogden Litigation

In August 2001, a lawsuit styled Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings) was commenced by Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a non-binding letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In its first amended complaint filed in September 2001, MDP added IMC Salt Inc. (Salt) and more than a dozen former Salt and Ogden subsidiaries of Mosaic Global Holdings as “Interested Parties” that MDP alleged would have been purchased but for Mosaic Global Holdings’ alleged breach of contract. In January 2002, the Cook County Circuit Court dismissed Salt and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the judge’s decision in the case. In April 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. The court granted MDP’s motion, and MDP subsequently filed its second amended complaint. In its latest amended complaint, in addition to its preexisting breach of contract and promissory estoppel claims, MDP alleges that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in the non-binding letter of intent, and that MDP suffered damages in relying on the allegedly fraudulent statements. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period that expired on March 21, 2001. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion of the trial, the judge granted Mosaic Global Holdings’ motion for a directed verdict on the fraud claim. The judge’s decision on the remainder of the case is pending. We believe that the suit is without merit.

Mallinckrodt Litigation

In November 2005, Mallinckrodt, Inc. (Mallinckrodt) filed a complaint in U.S. District Court in the Northern District of Illinois against Mosaic Global Holdings. The complaint was served on Mosaic Global Holdings in March 2006. The complaint alleges that Mosaic Global Holdings breached a 1987 agreement for the sale of the fertilizer business by Mallinckrodt to Mosaic Global Holdings by (i) entering into a settlement with an insurer in violation of Mallinckrodt’s rights, (ii) refusing to reimburse Mallinckrodt for in excess of $2 million in payments Mallinckrodt made for worker’s compensation claims relating to Mallinckrodt’s former fertilizer business, and (iii) refusing to acknowledge that it has a contractual obligation to indemnify an insurance company affiliated with Mallinckrodt. We are in the process of evaluating the case. We cannot anticipate the outcome or assess the potential financial impact, if any, at this time.

Cooper’s Cattle Dip Litigation

In July 2005, Mosaic Global Operations Inc. was named as defendant in a lawsuit styled Del Dean and Paul Ronald Dale David v.Velsicol Chemical Corporation, et. al in the 15th Judicial Court, Parish of Vermillion, State of Louisiana. In this lawsuit, certain landowners acting as plaintiffs claim that their property was contaminated through the use of a product called “Cooper’s Cattle Dip” which was allegedly manufactured by an entity known as Coopers Animal Health Inc. (Coopers) and used for decades since the early 1900’s in cattle dipping vats to eradicate ticks. Plaintiffs and other co-defendants allege that Mosaic or one of its subsidiaries is the corporate successor to Coopers and that Coopers was the manufacturer of the product in question. Discovery is underway and we are in the process of evaluating this matter. We cannot anticipate the outcome or assess the financial impact, if any, at this time.

Tax Contingencies

Mosaic and a number of our subsidiaries and affiliates are engaged in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes.

Brazilian Tax Matters. More particularly, our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $51.9 million. We have recorded an accrual of approximately $20.4 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $9.9 million, as of May 31, 2006. In addition, as a result of a recent change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. The amount of these excess PIS Cofins tax credits stands at approximately $0.7 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $41.4 million.

Florida Sales and Use Tax. On July 18, 2005, a Notice of Intent to Make Audit Changes (Notice) was sent to Cargill Fertilizer, Inc. followed up by a letter dated July 28, 2005 by the Florida Department of Revenue (FDOR) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), were owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, the obligations of Cargill Fertilizer, Inc., which is a subsidiary of Cargill, were assumed by us in connection with the Combination. The Notice, which is dated as of July 1, 2005, relates to a sales and use tax audit which has been pending in Florida for several years. On August 1, 2005, we responded to the FDOR requesting a conference to discuss the Notice. On October 7, 2005, we entered into a letter agreement with the FDOR where we agreed on a process to complete the audit. The FDOR agreed during the completion of this process not to issue the Notice and in the event the process results in corrections or adjustments to the Notice, to amend the Notice to reflect such corrections or adjustments. We continue to work with the FDOR to complete the subject audit. The FDOR is currently considering additional information provided by us. We continue to believe that the amount asserted as being due in the Notice has been calculated using incorrect assumptions, provided however, we cannot anticipate the outcome or assess the potential impact at this time.

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue (Department of Revenue) filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997 and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on the unpaid taxes ($3.7 million through December 31, 2005), plus unspecified amounts of penalties and attorneys’ fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. On May 8, 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and on July 24, 2006, the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings’ for interlocutory review of the trial court’s decision denying the exception regarding improper venue. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

Other Claims

We also have certain other contingent liabilities with respect to litigation and claims of third parties arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

24. RESTRUCTURING AND OTHER CHARGES

On May 2, 2006, the Company announced plans to indefinitely close three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce’s granular triple superphosphate (GTSP) concentrates plant and Green Bay’s DAP and MAP concentrates plant in central Florida (Phosphates Restructuring). The three facilities affected by Mosaic’s restructuring actions, which rank among Mosaic’s highest cost phosphate operations, ceased production at the end of May 2006. Minimal operations will continue at the production plants to maintain and close the phosphogypsum stacks.

The Company recorded $287.6 million of pre-tax restructuring charges for the fiscal year ended May 31, 2006. These charges were comprised of: $16.3 million for employee separation costs covering approximately 625 production, technical, administrative and support employees in our Phosphates segment; $261.8 million for accelerated depreciation of long-lived assets (which includes $99.1 million related to additional asset retirement obligations as discussed in Note 16), and $9.5 million related primarily to spare parts inventory write-offs and other costs associated with the exit of certain contractual agreements due to the facility closures.

The following is the detail of restructuring and other charges and a rollforward of the liability account:

	Workforce Reductions	Accelerated Depreciation on Long-lived Assets	Other Facility Closure Costs	Total
Accrued restructuring and other charges at May 31, 2005	$-	$-	$-	$-
Restructuring and other charges	16.3	261.8	9.5	287.6
Cash expenditures	-	-	-	-
Increase in deferred asset retirement obligation	-	(99.1)	-	(99.1)
Accelerated depreciation and other non-cash expenditures	-	(161.7)	(8.7)	(170.4)

Accrued restructuring and other charges at May 31, 2006	$16.3	$1.0	$0.8	$18.1

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially complete within one year of the commitment dates of the respective activities, except certain long-term contractual obligations. In fiscal 2007, the Company expects to record a pension curtailment gain of approximately $1.7 million when the employees are terminated.

25. RELATED PARTY TRANSACTIONS

Cargill is considered a related party due to its ownership interest in us. At May 31 2006, Cargill and certain of its subsidiaries owned approximately 65.2% of our outstanding common stock and all 5,458,955 shares of our Class B Common Stock. All outstanding shares of Class B Common Stock automatically converted to common stock on July 1, 2006. We have entered into transactions and agreements with Cargill and its non-consolidated subsidiaries (affiliates), from time to time, and we expect to enter into additional transactions and agreements with Cargill and its affiliates in the future. Material agreements and transactions between Cargill and its affiliates and us are described below.

Working Capital Adjustment

In connection with the Combination, the Merger and Contribution Agreement, as amended, required that the Cargill fertilizer businesses have $435.0 million of net operating working capital (calculated in accordance with the provisions of the Merger and Contribution Agreement) upon the Combination. The Merger and Contribution Agreement required that Cargill and its affiliates contribute additional capital to us in the event of a working capital shortfall. Pursuant to the amendment to the Merger and Contribution Agreement that increased the required net operating working capital to be contributed by Cargill from $357.2 million to $435.0 million, Cargill and its affiliates retained $40.0 million of notes receivable from the long-term assets of the CCN. The amended Merger and Contribution Agreement provided that the notes receivable retained by Cargill did not reduce the calculation of net operating working capital. Subsequent to the closing of the Combination, contributed net operating working capital was calculated at $425.2 million, and on December 31, 2004, Cargill and its affiliates contributed an additional $9.8 million to us to satisfy the $435.0 million net operating working capital requirement. On April 20, 2005, a subsidiary of ours purchased the $40.0 million of notes receivable from Cargill for $40.3 million, representing the outstanding principal balance plus accrued but unpaid interest, grossed up for withholding tax.

Reimbursement of Pre-Combination Incentive Compensation

In connection with the Combination, certain former Cargill employees who became employees of ours and who held stock options and cash performance options (CPOs) granted by Cargill under its compensation plans prior to the Combination retained such awards. Liabilities associated with these stock options and CPOs were primarily related to the Cargill fertilizer businesses and assumed by us pursuant to the Merger and Contribution Agreement. With respect to our obligations, (i) our maximum aggregate reimbursement obligation to Cargill for costs associated with pre-Combination stock options and CPOs cannot exceed $9.8 million; and (ii) we have no reimbursement obligation for any pre-Combination stock option or CPO award to any former Cargill employees who are executive officers of our company. During fiscal year 2005, we reimbursed Cargill $1.3 million for costs associated with the pre-Combination stock options and CPOs. We incurred $3.5 million and $7.3 million in selling, general and administrative expenses in fiscal years 2006 and 2005, respectively, calculated in accordance with SFAS No. 123 related to these Cargill pre-Combination awards.

Pension Plans and Other Benefits

In accordance with the Merger and Contribution Agreement, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to Mosaic. Prior to the Combination, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and other postretirement benefits under Cargill’s plans. Cargill incurs the associated costs and charges them to Mosaic. The amount that Cargill may charge to Mosaic for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. The cap became effective October 22, 2004, and, therefore, the expense exceeded this amount in fiscal year 2005. This cap does not apply to the costs associated with certain active union participants who continue to earn service credit under Cargill’s pension plan.

Special Transactions Committee and Transactions with Cargill

Pursuant to an Investor Rights Agreement entered into between Cargill, Incorporated and certain of its subsidiaries, and Mosaic, commercial or other transactions, arrangements or agreements (or series of related transactions) between Cargill and its affiliates (other than Mosaic and its subsidiaries), on the one hand, and Mosaic and its subsidiaries, on the other hand, except as provided below, require the approval of a majority of the former directors of IMC serving on our Board of Directors who are deemed “non-associated directors” (such members being referred to as the “IMC Independent Directors” and comprising the Special Transactions Committee (or “STC”) of the Board of Directors). Our Board of Directors has adopted a charter for the STC which provides that the STC will oversee transactions between us and/or our affiliates and Cargill and/or its affiliates with the objective that transactions with Cargill be fair and reasonable to us, with arm’s length terms and conditions. Pursuant to its charter, the STC may delegate all or a portion of its duties in respect of the review and approval of such transactions to a committee of senior management, a subcommittee of the STC or the Chairman of the STC. The STC has approved a policy which we have implemented and refer to as the “Guidelines for Related Party Transactions with Cargill, Incorporated” (Guidelines), whereby the STC has delegated approval authority for certain transactions with Cargill and/or its affiliates to an internal committee comprised of our senior managers. The internal management committee is required to report its activities to the STC on a periodic basis.

Pursuant to the Guidelines, the following transactions, arrangements or agreements (or series of related transactions) with Cargill and/or its affiliates must be approved by the STC in addition to our internal management committee:

•	agreements or relationships which require payment by us or Cargill, as the case may be, of $2.0 million or more to the other party during any fiscal year of Mosaic;

•	multi-year commitments (i.e., contracts with terms of greater than one year) on behalf of Mosaic;

•	Evergreen contracts (i.e., contracts with annual renewal clauses or no stated contract term);

•	renewals of commercial agreements previously requiring STC approval; or

•	licenses or other arrangements involving any material intellectual property of Mosaic or its subsidiaries.

The review and approval of proposed transactions, arrangements or agreements (or series of related transactions) which do not meet any of the criteria set forth above have been delegated by the STC to our internal management committee.

During the 2006 fiscal year, Mosaic and its affiliates engaged in various transactions, arrangements or agreements with Cargill and/or its affiliates. The transactions, arrangements or agreements with Cargill described below have either been approved by the STC, by our internal management committee, or to the extent a transaction or arrangement has been or is in the process of being completed by the parties but has not yet been approved by the STC or our internal management committee, as the case may be, such transaction or arrangement is generally described below.

Master Transition Services Agreement and Amendment

Concurrent with the execution of the Merger and Contribution Agreement, Cargill entered into a Master Transition Services Agreement (Transition Services Agreement) with Mosaic. Pursuant to the Transition Services Agreement, Cargill and certain of its subsidiaries have agreed to provide us with various transition-related services pursuant to individual work orders negotiated between Cargill (or its subsidiaries) and us (each, a Work Order). We have entered into individual Work Orders for services in various countries, including Argentina, Australia, Brazil, Canada, Chile, China, France, Hong Kong, India, Mexico, Russia, Thailand, Ukraine, the United States and Vietnam, each of which has been approved by the Special Transactions Committee of Mosaic’s Board of Directors or by an internal management committee, as applicable. Generally speaking, each Work Order is related to services provided by Cargill for CCN prior to the Combination which were continued for our benefit for a post-closing transition period. The services provided by Cargill and its subsidiaries include, but are not limited to, accounting, accounts payable and receivable, financial reporting, financial service center, graphics, human resources, information technology, insurance, legal, license and tonnage reporting, mail services, maintenance, marketing, office services, procurement, public relations, records, strategy and business development, tax, travel services and expense reporting, treasury, and other administrative and functional related services. Services performed under the Transition Services Agreement may be modified by the mutual agreement of Mosaic and Cargill. The initial Transition Services Agreement with Cargill expired in October 2005 and was amended by the parties for an additional one year period. Most of the initial Work Orders expired on or about October 2005 and have been renewed through October 2006.

Fertilizer Supply Agreement (United States)

We sell fertilizer products produced by us and our affiliates to Cargill’s AgHorizons business unit, which it sells through its retail fertilizer stores in the United States. Under a fertilizer supply agreement, we sell nitrogen, phosphate and potash products at set prices. In addition, we may sell to Cargill AgHorizons certain products produced by third parties for a per tonne sourcing fee. We have also agreed to make new fertilizer products and agronomic services, should they be developed, available to Cargill AgHorizons. Under our supply agreement, Cargill AgHorizons is not obligated to purchase any minimum volume of fertilizer products and we are under no obligation to supply such products to Cargill AgHorizons unless the parties agree to specific volumes and prices on a transaction-by-transaction basis. The supply agreement is in effect until September 30, 2007 at which time it may be renewed by the mutual written agreement of the parties.

Fertilizer Supply Agreement (Canada)

We sell fertilizer products produced by us and our affiliates to Cargill Limited, a subsidiary of Cargill. Cargill Limited purchases the substantial majority of its Canadian fertilizer requirements from us for its retail fertilizer stores in Western Canada. The agreement provides that we will sell nitrogen, phosphate and potash products at set prices. In addition, we may sell to Cargill Limited certain products produced by third parties for a per tonne sourcing fee. In exchange for Cargill Limited’s commitment to purchase the substantial majority of its fertilizer needs from us and because it is one of our largest customers in Canada, we have also agreed to make new fertilizer products and agronomic services, to the extent marketed by us, available to Cargill Limited. In addition, because of the volume of products purchased by Cargill Limited, we have agreed to pay a per tonne rebate at the end of each contract year if annual purchase volumes exceed certain thresholds. The supply agreement is in effect through June 2006.

Phosphate Supply Agreement (Argentina)

We sell fertilizer products produced by us and our affiliates to Cargill Sociedad Anonima Commercial e Industrial (Cargill S.A.C.I.), Cargill’s subsidiary in Argentina. Cargill has no obligation to purchase any minimum quantities of fertilizer products from us and we have no obligation to supply any minimum quantities of products to Cargill. This agreement expired on May 31, 2006 and may be renewed by the parties.

Agreement for Supply of Untreated Granular White Potassium Chloride

We entered into a transaction to sell untreated white muriate of potash to Cargill’s salt business. Under this arrangement, white muriate of potash is sold to Cargill at fixed prices. The agreement will expire in December 2006.

Feed Supply Agreements and Renewals

We entered into various agreements relating to the supply of feed grade phosphate, potash and urea products to Cargill’s animal nutrition, grain and oilseeds, and poultry businesses. Specifically, we have approved the form of standard sales agreements with Cargill for the supply of feed phosphates on a spot basis in Brazil, Canada, Indonesia, Mexico, Philippines, Taiwan, the United States, Vietnam and Venezuela. We also sell feed grade urea to Cargill and its subsidiaries in some of these countries. Under these agreements, Cargill has no obligation to purchase any minimum of feed grade products from us and we have no obligation to supply any minimum amount of feed grade products to Cargill. Sales made by us to Cargill are at prices negotiated by the parties at the time of purchase. These supply agreements were in effect until May 31, 2006 and have been renewed until February 28, 2007.

Fruit Purchase Contracts

We are significant landowners in Florida and maintain several thousand acres of citrus groves, comprised primarily of oranges and grapefruits. Because we are not in the fruit processing business, we have entered into five fruit purchase contracts with an affiliate of Cargill that is in the business of processing fruit for juices and related products. In exchange for the fruit, Cargill compensates Mosaic on a per box basis depending on the type of fruit purchased. These contracts vary in duration.

Fertilizer Agency Agreement

We have retained Cargill Limited to perform certain marketing services on our behalf for the sale of our fertilizer products to independent dealers in Western Canada, including the provinces of Manitoba, Saskatchewan, Alberta and British Columbia. In consideration for being appointed our exclusive marketing agent in Western Canada, Cargill Limited has agreed to perform these marketing services and to assume accounts receivable credit risk in the event of nonpayment by customers. We are responsible for establishing the prices and other terms upon which Cargill Limited will solicit orders for our fertilizer products. In exchange for these services, we have agreed to pay Cargill Limited a per tonne marketing fee. This agreement is in effect until June 30, 2007.

Ocean Transportation Service Level Agreement

We have entered into an agreement with Cargill’s Ocean Transportation Division (Cargill OTD) whereby Cargill OTD has agreed to perform, on a non-exclusive basis, various freight related services for Mosaic. Freight services include, but are not limited to, (i) vessel and owner screening, (ii) freight rate quotes in specified routes and at specified times, (iii) advice on market opportunities and freight strategies for the shipment of our fertilizer products to international locations, and (iv) the execution of various operational tasks associated with the international shipment of our products. In consideration for the services provided by Cargill OTD, we have agreed to pay a fee (1) in the case of voyage charters, an address commission calculated as a percentage of the voyage freight value, (2) in the case of time charters, an address commission calculated as a percentage of the time-charter hire, and (3) in the case of forward freight agreements, a commission calculated as a percentage of the forward freight agreement notional value. The agreement provides that the parties may renegotiate fees during its term, and the agreement is in effect until either party terminates it by providing 60 days prior written notice to the other party.

Barge Freight Sales Agreement

Mosaic and Cargo Carriers (“Cargo Carriers”), a division of Cargill, have entered into a Barge Freight Sales Agreement where we have agreed to purchase northbound and southbound barge freight from Cargo Carriers for the transport of our nitrogen, phosphate and potash fertilizer products. Under this agreement, we have agreed to purchase a specified number of barge loadings per contract year, which is estimated to be approximately 25% of our annual barge freight purchases. Cargo Carriers has agreed to provide suitable covered hopper barges with towing power as required. The agreement addresses standard barge freight terms such as destination restrictions, surcharge adjustments, tonnage minimums, free time, demurrage, barge cleaning and other terms. Mosaic and Cargo Carriers have agreed on barge freight rates determined on a per tonne basis which are dependent upon the origin and destination of our shipments. This agreement is in effect until the summer of 2007.

Services Agreements for Logistics and General Services

Our subsidiary, Mosaic de Argentina S.A., has entered into services agreements with Cargill S.A.C.I. in Argentina. Cargill S.A.C.I. originates fertilizer and sells crop nutrients to country stations in Argentina. Under the terms of the services agreement, we have agreed to supply services related to fertilizer origination, administration and distribution. This agreement is in effect until October 22, 2007, unless terminated earlier by the parties and will automatically renew itself for an additional two-year term unless terminated by either party at least 90 days prior to the expiration of the original term. We have also agreed to make available to Cargill S.A.C.I. 40,000 metric tonnes of storage space per month as well as to a daily dispatch of 30 trucks for the fertilizer product. Fees will be paid by Cargill S.A.C.I. based upon a fee schedule for each service we perform.

In addition, we have also entered into an agreement to provide other services to Cargill S.A.C.I., including services related to the purchase, import, storage, transportation, distribution, marketing and sale of fertilizers and/or petrochemicals. To leverage our fertilizer infrastructure and expertise, we have agreed to perform certain purchasing and forwarding management services, and have also agreed to provide counseling in the administration and handling of fertilizer stocks, equipment maintenance, general and special technical agronomic matters, research and development, commercial management and personnel training. This agreement is for a period of 12 months expiring on May 31, 2007.

Shared Services and Access Agreements (Houston, Texas and Savage, Minnesota)

Mosaic and Cargill entered into an agreement relating to a variety of operational matters at our Houston, Texas port facility and our Savage, Minnesota river facility, both of which are adjacent to grain, oilseed and/or salt facilities owned and operated by Cargill. The agreements address various co-location matters, including the granting of easements from one party to the other, understandings relating to shared services and the allocation or sharing of costs relating to matters such as security, vessel berthing and logistics, channel dredging, utilities, truck scales, road and rail track maintenance, as well as other repair and maintenance activities. In addition, the Houston agreement provides that we will provide loading and unloading services to Cargill at specified per tonne rates. The Savage arrangement provides that we will perform unloading services for Cargill’s salt business at a rate of $2.25 per tonne between March and November, weather conditions permitting, and further provides that we will scale trucks loaded with salt for a fee of $1,000 per month (each rate being subject to annual Consumer Price Index adjustments). The agreements will be in effect as long as Cargill and Mosaic own property at the Houston and Savage facilities.

Product Purchase, Storage and Handling Agreement (Pipestone, Minnesota)

We retain Cargill, as the owner and operator of a bulk materials handling terminal in Pipestone, Minnesota, to store various dry fertilizers and non-grain feeds, and to perform certain unloading, transfer and loading services for us. In addition, Cargill’s Pipestone facility purchases a substantial amount of its phosphate requirements from Mosaic. In exchange for the storage and handling services provided by Cargill, we have agreed to pay a per short ton inbound handling fee for transfer of products into the Pipestone facility as well as a per short ton handling fee for all wholesale short tons that pass through this facility. Mosaic and Cargill estimate that 40,000 short tons of product will be put through the Pipestone facility on an annual basis, provided that no penalty to either party is contemplated if the actual volume does not meet this estimate. This agreement is in effect until May 31, 2007.

Storage and Handling Agreement (Clavet, Quebec)

Mosaic Canada ULC has entered into an agreement with Cargill Limited whereby Cargill provides exclusive storage space to Mosaic for the storage of various fertilizer products. Under this arrangement Cargill also performs certain unloading, transfer and loading services for us. Mosaic guarantees a minimum 35,000 tonnes of combined throughput each year for a three year period. This agreement expires in September 2007.

Barter Agreements

We entered into an agreement with Cargill’s grain and oilseed business in Brazil where Cargill’s Brazilian subsidiary, Mosaic and Brazilian farmers may from time to time enter into commercial arrangements pursuant to which the farmer agrees to a forward delivery grain contract with Cargill’s subsidiary, and in turn, uses cash generated from the transaction to purchase fertilizer from us. Similarly, in Argentina, we enter into agreements with farmers who purchase fertilizer products from Mosaic to sell their grain to us upon harvest. In turn, we enter into agreements with Cargill’s grain and oilseed business in Argentina whereby we sell the grain received from the farmer to Cargill. The number of barter transactions with Cargill’s subsidiaries varies from year to year, and each of these agreements remains in effect until either party terminates it by providing 90 days prior written notice to the other party.

Equipment Transfer Agreement

In November 2005, Cargill Yug finalized the transfer to Mosaic Krasnodar of miscellaneous equipment, including a terragator, spray coupe and rogator, originally acquired by Cargill Yug on Mosaic’s behalf. We reimbursed Cargill Yug for lease payments made and agreed to assume the obligations of Cargill Yug under the lease agreement covering this equipment.

Other

There are various other agreements between us and Cargill and its affiliates which we believe are not material.

Summary

At the end of fiscal years 2006 and 2005, the net amount due from Cargill and its affiliates related to the above transactions amounted to $32.0 million and $24.7 million, respectively.

Cargill and its affiliates made net equity contributions of $3.5 million, $465.1 million and $124.6 million to us during the fiscal years of 2006, 2005 and 2004, respectively.

In summary, the Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Years ended May 31
	2006	2005	2004
Transactions with Cargill and affiliates included in net sales	$163.5	$256.2	$209.8
Payments to Cargill and affiliates included in cost of goods sold	165.5	158.7	96.5
Payments to Cargill and affiliates included in selling, general and administrative expenses	19.9	19.4	18.9
Interest (income) expense paid to (received from) Cargill and affiliates	(0.1)	9.8	20.3

Mosaic also has entered into transactions and agreements with certain of its non-consolidated companies. As of May 31, 2006 and 2005, the net amount due to non-consolidated companies of Mosaic totaled $36.5 million and $29.8 million, respectively.

The Consolidated Statements of Operations included the following transactions with non-consolidated companies of Mosaic:

	Years ended May 31
	2006	2005	2004
Transactions with non-consolidated companies included in net sales	$27.1	$53.0	$38.7
Payments to non-consolidated companies included in cost of goods sold	27.6	3.7	-
Interest income (received from) non-consolidated companies	(0.7)	-	-

26. BUSINESS SEGMENTS

The reportable segments are determined by management based upon factors such as different technologies, different market dynamics, and for which segment financial information is available. As a result of the Combination, this reportable segment structure is different than the prior reportable segment structure of CCN.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, standalone businesses.

For a description of the business segments see Note 1. The Corporate, Eliminations and Other segment primarily represents activities associated with corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment.

Segment information for fiscal years 2006, 2005 and 2004 is as follows:

	Phosphates	Potash	Nitrogen	Offshore	Corporate, Eliminations and Other	Total
2006
Net sales to external customers	$2,803.1	$1,111.2	$131.6	$1,231.6	$28.3	$5,305.8
Intersegment net sales	294.4	44.7	11.8	7.3	(358.2)	-
Gross margin	247.7	351.6	16.5	44.9	(23.3)	637.4
Restructuring and other charges	287.6	-	-	-	-	287.6
Operating earnings (loss)	(139.3)	309.8	11.2	(20.4)	(55.5)	105.8
Capital expenditures	263.8	89.1	-	18.2	18.4	389.5
Depreciation, depletion and amortization	201.7	105.8	-	14.1	2.5	324.1
Equity in net earnings of non-consolidated companies	2.7	-	18.7	27.0	-	48.4

2005
Net sales to external customers	$2,138.1	$859.4	$112.5	$1,218.7	$68.0	$4,396.7
Intersegment net sales	174.4	10.0	7.3	10.2	(201.9)	-
Gross margin	162.5	246.1	15.4	99.4	2.1	525.5
Operating earnings (loss)	88.5	227.9	10.9	23.0	(31.8)	318.5
Capital expenditures	176.1	44.1	1.1	24.0	9.9	255.2
Depreciation, depletion and amortization	145.0	61.1	0.5	11.9	0.8	219.3
Equity in net earnings of non-consolidated companies	1.8	0.1	15.1	38.9	-	55.9

2004
Net sales to external customers	$983.2	$51.1	$214.9	$1,112.0	$12.8	$2,374.0
Intersegment net sales	196.1	-	-	18.4	(214.5)	-
Gross margin	62.5	2.3	11.8	97.3	3.7	177.6
Operating earnings	23.4	1.4	8.5	40.9	2.6	76.8
Capital expenditures	144.7	0.2	0.7	16.4	0.1	162.1
Depreciation, depletion and amortization	94.0	0.2	0.5	9.7	0.2	104.6
Equity in net earnings of non-consolidated companies	2.7	-	12.1	21.0	-	35.8

Total assets as of May 31, 2006	$3,780.6	$5,466.2	$191.7	$740.4	$(1,458.3)	$8,720.6
Total assets as of May 31, 2005	3,960.2	4,776.3	185.9	791.1	(1,302.0)	8,411.5

Financial information relating to our operations by geographic area was as follows:

	Years Ended May 31
	2006	2005	2004
Net sales(a) :
Brazil	$746.9	$807.3	$658.2
India	696.7	325.8	137.0
China	396.8	454.7	251.1
Canpotex(b)	310.4	236.4	-
Pakistan	153.7	76.1	55.0
Australia	161.7	172.2	52.1
Canada	233.1	126.7	138.0
Argentina	194.9	211.2	170.6
Chile	120.2	115.8	97.2
Japan	122.0	71.7	14.0
Mexico	144.5	120.9	56.7
Thailand	131.1	84.1	43.1
Other	294.9	352.0	313.6

Total foreign countries	3,706.9	3,154.9	1,986.6
United States	1,598.9	1,241.8	387.4

Consolidated	$5,305.8	$4,396.7	$2,374.0

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

	May 31 2006	May 31 2005
Long-lived assets:
Canada	$3,246.0	$2,909.5
Brazil	320.2	289.4
Other	59.2	36.8

Total foreign countries	3,625.4	3,235.7
United States	3,514.8	3,447.5

Consolidated	$7,140.2	$6,683.2

27. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS – SENIOR NOTES

Payment of the Mosaic Global Holdings Senior Notes is fully and unconditionally guaranteed by Mosaic, certain of Mosaic Global Holdings restricted subsidiaries (as defined in the Mosaic Global Holdings Senior Notes indentures) and Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Senior Notes.

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$3,897.9	$3,341.5	$(1,933.6)	$5,305.8
Cost of goods sold	0.1	(0.3)	3,447.8	3,133.8	(1,913.0)	4,668.4

Gross margin	(0.1)	0.3	450.1	207.7	(20.6)	637.4
Selling, general and administrative expenses	33.8	2.1	141.8	70.1	(6.5)	241.3
Restructuring and other charges	-	-	287.6	-	-	287.6
Other operating (income) expense	0.2	-	3.5	(1.0)	-	2.7

Operating earnings (loss)	(34.1)	(1.8)	17.2	138.6	(14.1)	105.8
Interest (income) expense	23.1	165.9	95.2	27.0	(144.7)	166.5
Foreign currency transaction (gain) loss	-	(0.1)	35.0	65.7	-	100.6
Other (income) expense	(11.0)	(70.7)	(61.9)	(15.9)	158.3	(1.2)

Earnings (loss) from consolidated companies before income taxes	(46.2)	(96.9)	(51.1)	61.8	(27.7)	(160.1)
Provision (benefit) for income taxes	(28.4)	-	35.4	(0.5)	(1.2)	5.3

Earnings (loss) from consolidated companies	(17.8)	(96.9)	(86.5)	62.3	(26.5)	(165.4)
Equity in net earnings of nonconsolidated subsidiaries	-	-	2.8	45.6	-	48.4
Minority interest in net (earnings) loss of consolidated companies	-	-	-	(4.4)	-	(4.4)

Net earnings (loss)	$(17.8)	$(96.9)	$(83.7)	$103.5	$(26.5)	$(121.4)

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$3,359.2	$2,416.5	$(1,379.0)	$4,396.7
Cost of goods sold	-	(0.4)	3,051.3	2,195.8	(1,375.5)	3,871.2

Gross margin	-	0.4	307.9	220.7	(3.5)	525.5
Selling, general and administrative expenses	2.1	0.4	127.0	78.4	(0.9)	207.0
Other operating (income) expense	(0.1)	(0.2)	(2.4)	(8.4)	11.1	-

Operating earnings (loss)	(2.0)	0.2	183.3	150.7	(13.7)	318.5
Interest (income) expense	5.6	79.3	20.9	14.5	0.3	120.6
Foreign currency transaction (gain) loss	-	0.3	(10.9)	(3.3)	-	(13.9)
Other (income) expense	(4.4)	(18.1)	23.8	(4.8)	0.4	(3.1)
Equity in net earnings (loss) of consolidated subsidiaries	-	150.9	25.3	1.8	(178.0)	-

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(3.2)	89.6	174.8	146.1	(192.4)	214.9
Provision (benefit) for income taxes	9.1	(17.9)	54.3	55.0	(2.2)	98.3

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(12.3)	107.5	120.5	91.1	(190.2)	116.6
Equity in net earnings (loss) of nonconsolidated subsidiaries	-	-	3.1	53.6	(0.8)	55.9
Minority interest in net earnings of consolidated companies	-	-	-	(1.5)	(3.4)	(4.9)

Earnings (loss) from continuing operations before the cumulative effect of a change in accounting principle	(12.3)	107.5	123.6	143.2	(194.4)	167.6
Cumulative effect of a change in accounting principle, net of tax	-	-	-	(2.0)	-	(2.0)

Net earnings (loss)	$(12.3)	$107.5	$123.6	$141.2	$(194.4)	$165.6

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$1,360.0	$1,228.5	$(214.5)	$2,374.0
Cost of goods sold	1,281.9	1,129.0	(214.5)	2,196.4

Gross margin	78.1	99.5	-	177.6
Selling, general and administrative expenses	40.2	59.9	-	100.1
Other operating (income) expense	1.3	(0.6)	-	0.7

Operating earnings (loss)	36.6	40.2	-	76.8
Interest (income) expense	(3.0)	32.2	-	29.2
Foreign currency transaction loss	-	3.6	-	3.6
Other (income) expense	0.4	3.5	-	3.9

Earnings from consolidated companies before income taxes	39.2	0.9	-	40.1
Provision (benefit) for income taxes	4.2	(2.0)	-	2.2

Earnings from consolidated companies	35.0	2.9	-	37.9
Equity in net earnings of nonconsolidated subsidiaries	0.2	35.6	-	35.8
Minority interest in net earnings of consolidated companies	-	(1.4)	-	(1.4)

Net earnings	$35.2	$37.1	$-	$72.3

Condensed Consolidating Balance Sheet

(In millions)

	As of May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(1.6)	$22.0	$11.7	$141.2	$-	$173.3
Receivables, net	0.8	2.2	160.1	290.1	-	453.2
Trade receivables due from Cargill, Inc. and affiliates	-	-	7.9	44.7	-	52.6
Intercompany receivables	955.2	810.5	1,207.4	207.2	(3,180.3)	-
Inventories	-	-	584.2	211.7	(35.0)	760.9
Other current assets	63.1	78.6	52.9	56.0	(110.2)	140.4

Total current assets	1,017.5	913.3	2,024.2	950.9	(3,325.5)	1,580.4
Property, plant and equipment, net	21.8	-	3,150.9	1,243.9	-	4,416.6
Intercompany notes receivable	-	617.4	287.3	45.7	(950.4)	-
Investment in consolidated companies	3,252.1	1,655.1	2,904.6	484.1	(8,295.9)	-
Investment in nonconsolidated companies	-	-	22.9	296.0	-	318.9
Other assets	(311.5)	120.5	2,035.5	608.8	(48.6)	2,404.7

Total assets	$3,979.9	$3,306.3	$10,425.4	$3,629.4	$(12,620.4)	$8,720.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$147.5	$6.9	$64.2	$-	$222.1
Accounts payable and accrued liabilities	5.8	(17.0)	605.2	289.6	3.3	886.9
Trade accounts payable due to Cargill, Inc. and affiliates	2.8	-	4.6	9.7	-	17.1
Intercompany payables	194.3	1,421.6	1,404.2	266.7	(3,286.8)	-

Total current liabilities	206.4	1,552.1	2,020.9	630.2	(3,283.5)	1,126.1
Long-term debt, less current maturities	343.0	1,750.9	242.7	48.0	-	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	(4.2)	-	6.4	1.3	-	3.5
Intercompany notes payable	-	179.6	663.1	108.1	(950.8)	-
Other noncurrent liabilities	(260.6)	245.8	1,271.0	458.7	(59.7)	1,655.2
Minority interest in consolidated subsidiaries	-	-	-	18.8	1.6	20.4
Stockholders’ equity (deficit)	3,695.3	(422.1)	6,221.3	2,364.3	(8,328.0)	3,530.8

Total liabilities and stockholders’ equity (deficit)	$3,979.9	$3,306.3	$10,425.4	$3,629.4	$(12,620.4)	$8,720.6

Condensed Consolidating Balance Sheet

(In millions)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$13.8	$58.2	$-	$245.0
Receivables, net	-	6.4	258.2	318.3	10.0	592.9
Trade receivables due from Cargill, Inc. and affiliates	6.0	-	15.6	39.5	-	61.1
Intercompany receivables	782.6	91.4	2,277.5	393.9	(3,545.4)	-
Inventories	-	0.1	513.8	246.1	(6.6)	753.4
Other current assets	4.3	(35.9)	55.1	52.4	-	75.9

Total current assets	853.4	174.5	3,134.0	1,108.4	(3,542.0)	1,728.3
Property, plant and equipment, net	-	-	3,062.4	1,059.0	-	4,121.4
Intercompany notes receivable	-	675.9	480.1	103.0	(1,259.0)	-
Investment in consolidated companies	2,700.4	1,805.6	3,007.3	12.3	(7,525.6)	-
Investment in nonconsolidated companies	-	-	21.0	268.9	-	289.9
Other assets	6.8	34.2	1,700.6	528.5	1.8	2,271.9

Total assets	$3,560.6	$2,690.2	$11,405.4	$3,080.1	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$75.0	$99.5	$-	$204.9
Accounts payable and accrued liabilities	13.0	24.7	478.7	402.5	0.9	919.8
Trade accounts payable due to Cargill, Inc. and affiliates	0.5	-	23.7	6.8	(3.1)	27.9
Intercompany payables	47.7	582.3	2,449.0	439.0	(3,518.0)	-

Total current liabilities	64.7	633.9	3,026.4	947.8	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	202.1	53.1	-	2,455.2
Long-term debt-due to Cargill, Inc. and affiliates	-	-	-	8.5	-	8.5
Intercompany notes payable	50.0	130.8	922.6	179.6	(1,283.0)	-
Other noncurrent liabilities	0.1	292.9	1,128.2	296.5	(157.8)	1,559.9
Minority interest in consolidated subsidiaries	-	(240.7)	455.7	11.4	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.8	5,670.4	1,583.2	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.2	$11,405.4	$3,080.1	$(12,324.8)	$8,411.5

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(53.8)	$(163.6)	$241.2	$255.7	$-	$279.5
Cash Flows from Investing Activities
Capital expenditures	(23.4)	-	(222.3)	(143.8)	-	(389.5)
Proceeds from note of Saskferco Products, Inc.	-	-	44.0	-	-	44.0
Investment in nonconsolidated companies	-	-	-	(0.4)	-	(0.4)
Other	-	-	0.9	(5.6)	-	(4.7)

Net cash used in investing activities	(23.4)	-	(177.4)	(149.8)	-	(350.6)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(3.5)	(243.9)	(27.6)	(246.4)	-	(521.4)
Proceeds from issuance of short-term and long-term debt	-	317.0	-	198.4	-	515.4
Proceeds from stock options exercised	28.9	-	-	-	-	28.9
Cash dividends paid	(10.3)	-	-	-	-	(10.3)

Net cash provided by (used in) financing activities	15.1	73.1	(27.6)	(48.0)	-	12.6
Effect of exchange rate changes on cash	-	-	(38.3)	25.1	-	(13.2)

Net change in cash and cash equivalents	(62.1)	(90.5)	(2.1)	83.0	-	(71.7)
Cash and cash equivalents - beginning of year	60.5	112.5	13.8	58.2	-	245.0

Cash and cash equivalents - end of year	$(1.6)	$22.0	$11.7	$141.2	$-	$173.3

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(307.1)	$409.7	$217.4	$13.7	$-	$333.7
Cash flows from investing activities
Capital expenditures	-	-	(226.6)	(28.6)	-	(255.2)
Cash acquired in acquisition of IMC Global, Inc.	-	2.4	9.2	41.4	-	53.0
Investment in note of Saskferco Products, Inc.	-	-	(14.3)	-	-	(14.3)
Investment in nonconsolidated companies	-	-	-	(5.5)	-	(5.5)
Other	-	(2.9)	19.0	(9.2)	-	6.9

Net cash used in investing activities	-	(0.5)	(212.7)	(1.9)	-	(215.1)
Cash flows from financing activities
Payments of short-term and long-term debt	-	(1,170.3)	(13.1)	(31.7)	-	(1,215.1)
Proceeds from issuance of short-term and long-term debt	350.0	891.4	50.0	88.3	-	1,379.7
Proceeds from stock options exercised	26.4	-	-	-	-	26.4
Contributions by Cargill, Inc.	9.8	-	-	-	-	9.8
Payments on debt due to Cargill, Inc. and affiliates	-	-	(21.6)	(36.5)	-	(58.1)
Cash dividends paid	(11.4)	-	-	-	-	(11.4)
Increase in debt refinancing and issuance costs	(7.2)	(17.8)	-	-	-	(25.0)

Net cash provided by (used in) financing activities	367.6	(296.7)	15.3	20.1	-	106.3
Effect of exchange rate changes on cash	-	-	(6.2)	16.2	-	10.0

Net change in cash and cash equivalents	60.5	112.5	13.8	48.1	-	234.9
Cash and cash equivalents - beginning of year	-	-	-	10.1	-	10.1

Cash and cash equivalents - end of year	$60.5	$112.5	$13.8	$58.2	$-	$245.0

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$133.8	$(12.3)	$-	$121.5
Cash flows from investing activities
Capital expenditures	(145.6)	(16.5)	-	(162.1)
Investments in businesses acquired and minority interests	(16.0)	(13.2)	-	(29.2)
Investment in note of Saskferco Products, Inc.	-	(27.2)	-	(27.2)
Investment in nonconsolidated companies	(0.1)	-	-	(0.1)
Other	2.9	0.9	-	3.8

Net cash used in investing activities	(158.8)	(56.0)	-	(214.8)
Cash flows from financing activities
Payments of short-term and long-term debt	-	(18.8)	-	(18.8)
Proceeds from issuance of short-term and long-term debt	-	12.9	-	12.9
Contributions by Cargill, Inc.	8.2	116.5	-	124.7
Changes in short-term and long-term debt due to Cargill, Inc. and affiliates	16.8	(39.9)	-	(23.1)
Other	-	0.1	-	0.1

Net cash provided by financing activities	25.0	70.8	-	95.8
Effect of exchange rate changes on cash	-	(0.2)	-	(0.2)

Net change in cash and cash equivalents	-	2.3	-	2.3
Cash and cash equivalents - beginning of year	-	7.8	-	7.8

Cash and cash equivalents - end of year	$-	$10.1	$-	$10.1

28.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-MOSAIC GLOBAL HOLDINGS OTHER NOTES

Payment of the Mosaic Global Holdings 6.875% debentures due 2007, 7.30% debentures due 2028, 7.375% debentures due 2018, 7.625% notes due 2005 and 9.45% debentures due 2011 (Mosaic Global Holdings Other Notes) is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$3,058.0	$4,154.9	$(1,907.1)	$5,305.8
Cost of goods sold	0.1	(0.3)	2,823.5	3,732.7	(1,887.6)	4,668.4

Gross margin	(0.1)	0.3	234.5	422.2	(19.5)	637.4
Selling, general and administrative expenses	33.8	2.1	130.9	81.0	(6.5)	241.3
Restructuring and other charges	-	-	287.6	-	-	287.6
Other operating (income) expense	0.2	-	(2.9)	5.4	-	2.7

Operating earnings (loss)	(34.1)	(1.8)	(181.1)	335.8	(13.0)	105.8
Interest (income) expense	23.1	165.9	29.3	89.4	(141.2)	166.5
Foreign currency transaction (gain) loss	-	(0.1)	(2.6)	103.3	-	100.6
Other (income) expense	(11.0)	(70.7)	(9.3)	(65.1)	154.9	(1.2)

Earnings (loss) from consolidated companies before income taxes	(46.2)	(96.9)	(198.5)	208.2	(26.7)	(160.1)
Provision (benefit) for income taxes	(28.4)	-	34.0	0.9	(1.2)	5.3

Earnings (loss) from consolidated companies	(17.8)	(96.9)	(232.5)	207.3	(25.5)	(165.4)
Equity in net earnings of nonconsolidated subsidiaries	-	-	0.1	48.3	-	48.4
Minority interest in net (earnings) loss of consolidated companies	-	-	-	(4.4)	-	(4.4)

Net earnings (loss)	$(17.8)	$(96.9)	$(232.4)	$251.2	$(25.5)	$(121.4)

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$1,704.6	$4,071.1	$(1,379.0)	$4,396.7
Cost of goods sold	-	(0.4)	1,628.4	3,618.7	(1,375.5)	3,871.2

Gross margin	-	0.4	76.2	452.4	(3.5)	525.5
Selling, general and administrative expenses	2.1	0.4	69.6	135.8	(0.9)	207.0
Other operating (income) expense	(0.1)	(0.2)	(5.0)	(5.8)	11.1	-

Operating earnings (loss)	(2.0)	0.2	11.6	322.4	(13.7)	318.5
Interest (income) expense	5.6	79.3	9.3	26.1	0.3	120.6
Foreign currency transaction (gain) loss	-	0.3	(1.4)	(12.8)	-	(13.9)
Other (income) expense	(4.4)	(18.1)	(0.6)	19.6	0.4	(3.1)
Equity in net earnings (loss) of consolidated subsidiaries	-	150.9	-	27.1	(178.0)	-

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(3.2)	89.6	4.3	316.6	(192.4)	214.9
Provision (benefit) for income taxes	9.1	(17.9)	(2.7)	112.0	(2.2)	98.3

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(12.3)	107.5	7.0	204.6	(190.2)	116.6
Equity in net earnings (loss) of nonconsolidated subsidiaries	-	-	1.4	55.3	(0.8)	55.9
Minority interest in net earnings of consolidated companies	-	-	-	(1.5)	(3.4)	(4.9)

Earnings (loss) from continuing operations before the cumulative effect of a change in accounting principle	(12.3)	107.5	8.4	258.4	(194.4)	167.6
Cumulative effect of a change in accounting principle, net of tax	-	-	-	(2.0)	-	(2.0)

Net earnings (loss)	$ (12.3)	$107.5	$8.4	$256.4	$(194.4)	$165.6

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$1,360.0	$1,228.5	$ (214.5)	$2,374.0
Cost of goods sold	1,281.9	1,129.0	(214.5)	2,196.4

Gross margin	78.1	99.5	-	177.6
Selling, general and administrative expenses	40.2	59.9	-	100.1
Other operating (income) expense	1.3	(0.6)	-	0.7

Operating earnings (loss)	36.6	40.2	-	76.8
Interest (income) expense	(3.0)	32.2	-	29.2
Foreign currency transaction (gain) loss	-	3.6	-	3.6
Other (income) expense	0.4	3.5	-	3.9

Earnings from consolidated companies before income taxes	39.2	0.9	-	40.1
Provision (benefit) for income taxes	4.2	(2.0)	-	2.2

Earnings from consolidated companies	35.0	2.9	-	37.9
Equity in net earnings of nonconsolidated subsidiaries	0.2	35.6	-	35.8
Minority interest in net earnings of consolidated companies	-	(1.4)	-	(1.4)

Net earnings	$35.2	$37.1	$-	$72.3

Condensed Consolidating Balance Sheet

(In millions)

	As of May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(1.6)	$22.0	$3.6	$149.3	$-	$173.3
Receivables, net	0.8	2.2	85.5	364.7	-	453.2
Trade receivables due from Cargill, Inc. and affiliates	-	-	4.1	48.5	-	52.6
Intercompany receivables	955.2	810.5	258.4	1,545.5	(3,569.6)	-
Inventories	-	-	484.6	309.8	(33.5)	760.9
Other current assets	63.1	78.6	12.1	96.4	(109.8)	140.4

Total current assets	1,017.5	913.3	848.3	2,514.2	(3,712.9)	1,580.4
Property, plant and equipment, net	21.8	-	1,897.8	2,497.0	-	4,416.6
Intercompany notes receivable	-	617.4	108.1	179.3	(904.8)	-
Investment in consolidated companies	3,252.1	1,655.1	11.6	3,377.1	(8,295.9)	-
Investment in nonconsolidated companies	-	-	2.5	316.4	-	318.9
Other assets	(311.5)	120.5	796.9	1,847.5	(48.7)	2,404.7

Total assets	$3,979.9	$3,306.3	$3,665.2	$10,731.5	$(12,962.3)	$8,720.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$147.5	$1.7	$69.4	$-	$222.1
Accounts payable and accrued liabilities	5.8	(17.0)	371.8	523.4	2.9	886.9
Trade accounts payable due to Cargill, Inc. and affiliates	2.8	-	4.6	9.7	-	17.1
Intercompany payables	194.3	1,421.6	740.8	1,318.6	(3,675.3)	-

Total current liabilities	206.4	1,552.1	1,118.9	1,921.1	(3,672.4)	1,126.1
Long-term debt, less current maturities	343.0	1,750.9	44.1	246.6	-	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	(4.2)	-	6.4	1.3	-	3.5
Intercompany notes payable	-	179.6	252.9	472.7	(905.2)	-
Other noncurrent liabilities	(260.6)	245.8	590.9	1,138.9	(59.8)	1,655.2
Minority interest in consolidated subsidiaries	-	-	-	18.8	1.6	20.4
Stockholders’ equity (deficit)	3,695.3	(422.1)	1,652.0	6,932.1	(8,326.5)	3,530.8

Total liabilities and stockholders’ equity (deficit)	$3,979.9	$3,306.3	$3,665.2	$10,731.5	$(12,962.3)	$8,720.6

Condensed Consolidating Balance Sheet

(In millions)

	As of May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$112.5	$1.0	$71.0	$-	$245.0
Receivables, net	-	6.4	64.2	512.3	10.0	592.9
Trade receivables due from Cargill, Inc. and affiliates	6.0	-	11.7	43.4	-	61.1
Intercompany receivable	782.6	91.4	378.1	2,293.3	(3,545.4)	-
Inventories	-	0.1	227.4	532.5	(6.6)	753.4
Other current assets	4.3	(35.9)	1.4	106.1	-	75.9

Total current assets	853.4	174.5	683.8	3,558.6	(3,542.0)	1,728.3
Property, plant and equipment, net	-	-	809.4	3,312.0	-	4,121.4
Intercompany notes receivable	-	675.9	108.1	475.0	(1,259.0)	-
Investment in consolidated companies	2,700.4	1,805.6	-	3,019.6	(7,525.6)	-
Investment in nonconsolidated companies	-	-	2.6	287.3	-	289.9
Other assets	6.8	34.2	45.2	2,183.9	1.8	2,271.9

Total assets	$3,560.6	$2,690.2	$1,649.1	$12,836.4	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$26.9	$-	$174.5	$-	$204.9
Accounts payable and accrued liabilities	13.0	24.7	146.5	734.7	0.9	919.8
Trade accounts payable due to Cargill, Inc. and affiliates	0.5	-	23.9	6.6	(3.1)	27.9
Intercompany payable	47.7	582.3	542.6	2,345.4	(3,518.0)	-

Total current liabilities	64.7	633.9	713.0	3,261.2	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	1,853.5	13.8	241.4	-	2,455.2
Long-term debt-due to Cargill, Inc. and affiliates	-	-	-	8.5	-	8.5
Intercompany notes payable	50.0	130.8	8.0	1,094.2	(1,283.0)	-
Other noncurrent liabilities	0.1	292.9	144.2	1,280.5	(157.8)	1,559.9
Minority interest in consolidated subsidiaries	-	(240.7)	1.6	465.5	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	19.8	768.5	6,485.1	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$2,690.2	$1,649.1	$12,836.4	$(12,324.8)	$8,411.5

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(53.8)	$(163.6)	$184.2	$312.7	$-	$279.5
Cash Flows from Investing Activities
Capital expenditures	(23.4)	-	(217.6)	(148.5)	-	(389.5)
Proceeds from note of Saskferco Products, Inc.	-	-	44.0	-	-	44.0
Investment in nonconsolidated companies	-	-	-	(0.4)	-	(0.4)
Other	-	-	0.6	(5.3)	-	(4.7)

Net cash used in investing activities	(23.4)	-	(173.0)	(154.2)	-	(350.6)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(3.5)	(243.9)	(1.7)	(272.3)	-	(521.4)
Proceeds from issuance of short-term and long-term debt	-	317.0	-	198.4	-	515.4
Proceeds from stock options exercised	28.9	-	-	-	-	28.9
Cash dividends paid	(10.3)	-	-	-	-	(10.3)

Net cash provided by (used in) financing activities	15.1	73.1	(1.7)	(73.9)	-	12.6
Effect of exchange rate changes on cash	-	-	(6.9)	(6.3)	-	(13.2)

Net change in cash and cash equivalents	(62.1)	(90.5)	2.6	78.3	-	(71.7)
Cash and cash equivalents - beginning of year	60.5	112.5	1.0	71.0	-	245.0

Cash and cash equivalents - end of year	$(1.6)	$22.0	$3.6	$149.3	$-	$173.3

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(307.1)	$409.7	$137.4	$93.7	$-	$333.7
Cash flows from investing activities
Capital expenditures	-	-	(107.7)	(147.5)	-	(255.2)
Cash acquired in acquisition of IMC Global, Inc.	-	2.4	-	50.6	-	53.0
Investment in note of Saskferco Products, Inc.	-	-	(14.3)	-	-	(14.3)
Investment in nonconsolidated companies	-	-	-	(5.5)	-	(5.5)
Other	-	(2.9)	7.2	2.6	-	6.9

Net cash used in investing activities	-	(0.5)	(114.8)	(99.8)	-	(215.1)
Cash flows from financing activities
Payments of short-term and long-term debt	-	(1,170.3)	-	(44.8)	-	(1,215.1)
Proceeds from issuance of short-term and long-term debt	350.0	891.4	-	138.3	-	1,379.7
Proceeds from stock options exercised	26.4	-	-	-	-	26.4
Contributions by Cargill, Inc.	9.8	-	-	-	-	9.8
Payments on debt due to Cargill, Inc. and affiliates	-	-	(21.6)	(36.5)	-	(58.1)
Cash dividends paid	(11.4)	-	-	-	-	(11.4)
Increase in debt refinancing and issuance costs	(7.2)	(17.8)	-	-	-	(25.0)

Net cash provided by (used in) financing activities	367.6	(296.7)	(21.6)	57.0	-	106.3
Effect of exchange rate changes on cash	-	-	-	10.0	-	10.0

Net change in cash and cash equivalents	60.5	112.5	1.0	60.9	-	234.9
Cash and cash equivalents - beginning of year	-	-	-	10.1	-	10.1

Cash and cash equivalents - end of year	$60.5	$112.5	$1.0	$71.0	$-	$245.0

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$133.8	$(12.3)	$-	$121.5
Cash flows from investing activities
Capital expenditures	(145.6)	(16.5)	-	(162.1)
Investments in businesses acquired and minority interests	(16.0)	(13.2)	-	(29.2)
Investment in note of Saskferco Products, Inc.	-	(27.2)	-	(27.2)
Investment in nonconsolidated companies	(0.1)	-	-	(0.1)
Other	2.9	0.9	-	3.8

Net cash used in investing activities	(158.8)	(56.0)	-	(214.8)
Cash flows from financing activities
Payments of short-term and long-term debt	-	(18.8)	-	(18.8)
Proceeds from issuance of short-term and long-term debt	-	12.9	-	12.9
Contributions by Cargill, Inc.	8.2	116.5	-	124.7
Changes in short-term and long-term debt due to Cargill, Inc. and affiliates	16.8	(39.9)	-	(23.1)
Other	-	0.1	-	0.1

Net cash provided by financing activities	25.0	70.8	-	95.8
Effect of exchange rate changes on cash	-	(0.2)	-	(0.2)

Net change in cash and cash equivalents	-	2.3	-	2.3
Cash and cash equivalents - beginning of year	-	7.8	-	7.8

Cash and cash equivalents - end of year	$-	$10.1	$-	$10.1

29.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-PAP OTHER NOTES

Payment of the 7.0% notes due 2008 of PAP (PAP Other Notes) is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the PAP Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$3,058.0	$4,134.1	$(1,886.3)	$5,305.8
Cost of goods sold	0.1	-	2,823.5	3,711.7	(1,866.9)	4,668.4

Gross margin	(0.1)	-	234.5	422.4	(19.4)	637.4
Selling, general and administrative expenses	33.8	2.6	130.9	80.5	(6.5)	241.3
Restructuring and other charges	-	-	287.6	-	-	287.6
Other operating (income) expense	0.2	-	(2.9)	5.4	-	2.7

Operating earnings (loss)	(34.1)	(2.6)	(181.1)	336.5	(12.9)	105.8
Interest (income) expense	23.1	39.1	29.3	155.7	(80.7)	166.5
Foreign currency transaction (gain) loss	-	-	(2.6)	103.2	-	100.6
Other (income) expense	(11.0)	0.5	(9.3)	(75.7)	94.3	(1.2)

Earnings (loss) from consolidated companies before income taxes	(46.2)	(42.2)	(198.5)	153.3	(26.5)	(160.1)
Provision (benefit) for income taxes	(28.4)	-	34.0	0.9	(1.2)	5.3

Earnings (loss) from consolidated companies	(17.8)	(42.2)	(232.5)	152.4	(25.3)	(165.4)
Equity in net earnings of nonconsolidated subsidiaries	-	-	0.1	48.3	-	48.4
Minority interest in net (earnings) loss of consolidated companies	-	-	-	(4.4)	-	(4.4)

Net earnings (loss)	$(17.8)	$(42.2)	$(232.4)	$196.3	$(25.3)	$(121.4)

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$-	$-	$1,704.6	$4,071.1	$ (1,379.0)	$4,396.7
Cost of goods sold	-	-	1,628.4	3,618.3	(1,375.5)	3,871.2

Gross margin	-	-	76.2	452.8	(3.5)	525.5
Selling, general and administrative expenses	2.1	5.9	69.6	130.3	(0.9)	207.0
Other operating (income) expense	(0.1)	-	(5.0)	(6.0)	11.1	-

Operating earnings (loss)	(2.0)	(5.9)	11.6	328.5	(13.7)	318.5
Interest (income) expense	5.6	6.4	9.3	99.0	0.3	120.6
Foreign currency transaction (gain) loss	-	-	(1.4)	(12.5)	-	(13.9)
Other (income) expense	(4.4)	15.3	(0.6)	(13.8)	0.4	(3.1)
Equity in net earnings (loss) of consolidated subsidiaries	-	-	-	178.0	(178.0)	-

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(3.2)	(27.6)	4.3	433.8	(192.4)	214.9
Provision (benefit) for income taxes	9.1	-	(2.7)	94.1	(2.2)	98.3

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(12.3)	(27.6)	7.0	339.7	(190.2)	116.6
Equity in net earnings (loss) of nonconsolidated subsidiaries	-	-	1.4	55.3	(0.8)	55.9
Minority interest in net earnings of consolidated companies	-	-	-	(1.5)	(3.4)	(4.9)

Earnings (loss) from continuing operations before the cumulative effect of a change in accounting principle	(12.3)	(27.6)	8.4	393.5	(194.4)	167.6
Cumulative effect of a change in accounting principle, net of tax	-	-	-	(2.0)	-	(2.0)

Net earnings (loss)	$(12.3)	$(27.6)	$8.4	$391.5	$(194.4)	$165.6

Condensed Consolidating Statement of Operations

(In millions)

	For the year ended May 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$1,360.0	$1,228.5	$ (214.5)	$2,374.0
Cost of goods sold	1,281.9	1,129.0	(214.5)	2,196.4

Gross margin	78.1	99.5	-	177.6
Selling, general and administrative expenses	40.2	59.9	-	100.1
Other operating (income) expense	1.3	(0.6)	-	0.7

Operating earnings (loss)	36.6	40.2	-	76.8
Interest (income) expense	(3.0)	32.2	-	29.2
Foreign currency transaction (gain) loss	-	3.6	-	3.6
Other (income) expense	0.4	3.5	-	3.9

Earnings from consolidated companies before income taxes	39.2	0.9	-	40.1
Provision (benefit) for income taxes	4.2	(2.0)	-	2.2

Earnings from consolidated companies	35.0	2.9	-	37.9
Equity in net earnings of nonconsolidated subsidiaries	0.2	35.6	-	35.8
Minority interest in net earnings of consolidated companies	-	(1.4)	-	(1.4)

Net earnings	$35.2	$37.1	$-	$72.3

Condensed Consolidating Balance Sheet

(In millions)

	As of May 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(1.6)	$(0.2)	$3.6	$171.5	$-	$173.3
Receivables, net	0.8	-	85.5	366.9	-	453.2
Trade receivables due from Cargill, Inc. and affiliates	-	-	4.1	48.5	-	52.6
Intercompany receivables	955.2	72.8	258.4	479.3	(1,765.7)	-
Inventories	-	-	484.6	309.8	(33.5)	760.9
Other current assets	63.1	-	12.1	69.6	(4.4)	140.4

Total current assets	1,017.5	72.6	848.3	1,445.6	(1,803.6)	1,580.4
Property, plant and equipment, net	21.8	-	1,897.8	2,497.0	-	4,416.6
Intercompany notes receivables	-	-	108.1	-	(108.1)	-
Investment in consolidated companies	3,252.1	321.8	11.6	3,029.1	(6,614.6)	-
Investment in nonconsolidated companies	-	-	2.5	316.4	-	318.9
Other assets	(311.5)	0.2	796.9	1,967.8	(48.7)	2,404.7

Total assets	$3,979.9	$394.6	$3,665.2	$9,255.9	$(8,575.0)	$8,720.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$2.6	$1.7	$214.3	$-	$222.1
Accounts payable and accrued liabilities	5.8	3.8	371.8	93.2	412.3	886.9
Trade accounts payable due to Cargill, Inc. and affiliates	2.8	-	4.6	9.7	-	17.1
Intercompany payables	194.3	451.2	740.8	789.1	(2,175.4)	-

Total current liabilities	206.4	457.6	1,118.9	1,106.3	(1,763.1)	1,126.1
Long-term debt, less current maturities	343.0	152.0	44.1	1,845.5	-	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	(4.2)	-	6.4	1.3	-	3.5
Intercompany notes payable	-	150.0	252.9	(294.5)	(108.4)	-
Other noncurrent liabilities	(260.6)	28.7	590.9	1,356.0	(59.8)	1,655.2
Minority interest in consolidated subsidiaries	-	-	-	18.8	1.6	20.4
Stockholders’ equity (deficit)	3,695.3	(393.7)	1,652.0	5,222.5	(6,645.3)	3,530.8

Total liabilities and stockholders’ equity (deficit)	$3,979.9	$394.6	$3,665.2	$9,255.9	$(8,575.0)	$8,720.6

Condensed Consolidating Balance Sheet

(In millions)

	As of May 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$60.5	$-	$1.0	$183.5	$-	$245.0
Receivables, net	-	-	64.2	518.7	10.0	592.9
Trade receivables due from Cargill, Inc. and affiliates	6.0	-	11.7	43.4	-	61.1
Intercompany receivables	782.6	(52.8)	378.1	2,437.5	(3,545.4)	-
Inventories	-	-	227.4	532.6	(6.6)	753.4
Other current assets	4.3	-	1.4	70.2	-	75.9

Total current assets	853.4	(52.8)	683.8	3,785.9	(3,542.0)	1,728.3
Property, plant and equipment, net	-	-	809.4	3,312.0	-	4,121.4
Intercompany notes receivables	-	-	108.1	1,150.9	(1,259.0)	-
Investment in consolidated companies	2,700.4	93.1	-	4,732.1	(7,525.6)	-
Investment in nonconsolidated companies	-	-	2.6	287.3	-	289.9
Other assets	6.8	-	45.2	2,218.1	1.8	2,271.9

Total assets	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$-	$-	$201.4	$-	$204.9
Accounts payable and accrued liabilities	13.0	(67.7)	146.5	827.1	0.9	919.8
Trade accounts payable due to Cargill, Inc. and affiliates	0.5	-	23.9	6.6	(3.1)	27.9
Intercompany payables	47.7	347.4	542.6	2,580.3	(3,518.0)	-

Total current liabilities	64.7	279.7	713.0	3,615.4	(3,520.2)	1,152.6
Long-term debt, less current maturities	346.5	158.4	13.8	1,936.5	-	2,455.2
Long-term debt-due to Cargill, Inc. and affiliates	-	-	-	8.5	-	8.5
Intercompany notes payable	50.0	150.0	8.0	1,075.0	(1,283.0)	-
Other noncurrent liabilities	0.1	30.9	144.2	1,542.5	(157.8)	1,559.9
Minority interest in consolidated subsidiaries	-	(26.0)	1.6	250.8	(204.6)	21.8
Stockholders’ equity (deficit)	3,099.3	(552.7)	768.5	7,057.6	(7,159.2)	3,213.5

Total liabilities and stockholders’ equity (deficit)	$3,560.6	$40.3	$1,649.1	$15,486.3	$(12,324.8)	$8,411.5

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(53.8)	$(0.2)	$184.2	$149.3	$-	$279.5
Cash Flows from Investing Activities
Capital expenditures	(23.4)	-	(217.6)	(148.5)	-	(389.5)
Proceeds from note of Saskferco Products, Inc.	-	-	44.0	-	-	44.0
Investment in nonconsolidated companies	-	-	-	(0.4)	-	(0.4)
Other	-	-	0.6	(5.3)	-	(4.7)

Net cash used in investing activities	(23.4)	-	(173.0)	(154.2)	-	(350.6)
Cash Flows from Financing Activities
Payments of short-term and long-term debt	(3.5)	-	(1.7)	(516.2)	-	(521.4)
Proceeds from issuance of short-term and long-term debt	-	-	-	515.4	-	515.4
Proceeds from stock options exercised	28.9	-	-	-	-	28.9
Cash dividends paid	(10.3)	-	-	-	-	(10.3)

Net cash provided by (used in) financing activities	15.1	-	(1.7)	(0.8)	-	12.6
Effect of exchange rate changes on cash	-	-	(6.9)	(6.3)	-	(13.2)

Net change in cash and cash equivalents	(62.1)	(0.2)	2.6	(12.0)	-	(71.7)
Cash and cash equivalents - beginning of year	60.5	-	1.0	183.5	-	245.0

Cash and cash equivalents - end of year	$(1.6)	$(0.2)	$3.6	$171.5	$-	$173.3

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(307.1)	$-	$137.4	$503.4	$-	$333.7
Cash flows from investing activities
Capital expenditures	-	-	(107.7)	(147.5)	-	(255.2)
Cash acquired in acquisition of IMC Global, Inc.	-	-	-	53.0	-	53.0
Investment in note of Saskferco Products, Inc.	-	-	(14.3)	-	-	(14.3)
Investment in nonconsolidated companies	-	-	-	(5.5)	-	(5.5)
Other	-	-	7.2	(0.3)	-	6.9

Net cash used in investing activities	-	-	(114.8)	(100.3)	-	(215.1)
Cash flows from financing activities
Payments of short-term and long-term debt	-	-	-	(1,215.1)	-	(1,215.1)
Proceeds from issuance of short-term and long-term debt	350.0	-	-	1,029.7	-	1,379.7
Proceeds from stock options exercised	26.4	-	-	-	-	26.4
Contributions by Cargill, Inc.	9.8	-	-	-	-	9.8
Payments on debt due to Cargill, Inc. and affiliates	-	-	(21.6)	(36.5)	-	(58.1)
Cash dividends paid	(11.4)	-	-	-	-	(11.4)
Increase in debt refinancing and issuance costs	(7.2)	-	-	(17.8)	-	(25.0)

Net cash provided by (used in) financing activities	367.6	-	(21.6)	(239.7)	-	106.3
Effect of exchange rate changes on cash	-	-	-	10.0	-	10.0

Net change in cash and cash equivalents	60.5	-	1.0	173.4	-	234.9
Cash and cash equivalents - beginning of year	-	-	-	10.1	-	10.1

Cash and cash equivalents - end of year	$60.5	$-	$1.0	$183.5	$-	$245.0

Condensed Consolidating Statement of Cash Flows

(In millions)

	For the year ended May 31, 2004
	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$133.8	$(12.3)	$-	$121.5
Cash flows from investing activities
Capital expenditures	(145.6)	(16.5)	-	(162.1)
Investments in businesses acquired and minority interests	(16.0)	(13.2)	-	(29.2)
Investment in note of Saskferco Products, Inc.	-	(27.2)	-	(27.2)
Investment in nonconsolidated companies	(0.1)	-	-	(0.1)
Other	2.9	0.9	-	3.8

Net cash used in investing activities	(158.8)	(56.0)	-	(214.8)
Cash flows from financing activities
Payments of short-term and long-term debt	-	(18.8)	-	(18.8)
Proceeds from issuance of short-term and long-term debt	-	12.9	-	12.9
Contributions by Cargill, Inc.	8.2	116.5	-	124.7
Changes in short-term and long-term debt due to Cargill, Inc. and affiliates	16.8	(39.9)	-	(23.1)
Other	-	0.1	-	0.1

Net cash provided by financing activities	25.0	70.8	-	95.8
Effect of exchange rate changes on cash	-	(0.2)	-	(0.2)

Net change in cash and cash equivalents	-	2.3	-	2.3
Cash and cash equivalents - beginning of year	-	7.8	-	7.8

Cash and cash equivalents - end of year	$-	$10.1	$-	$10.1

30.    SUBSEQUENT EVENTS

Conversion of Preferred Stock and Class B Common Stock

On July 1, 2006, the outstanding 2,750,000 7.50% Mandatory Convertible Preferred Shares automatically converted to 17,721,000 shares of Mosaic common stock.

On July 1, 2006, the outstanding 5,458,955 shares of Class B Common Stock automatically converted to 35,177,450 shares of Mosaic common stock.

Pensacola Settlement Arbitration Decision

In 2001, plaintiffs from Pensacola, Florida filed class action lawsuits against Agrico, a subsidiary of Mosaic, and a number of unrelated defendants in the Circuit Court of Escambia County, Florida based on alleged releases of contaminants to groundwater from a former Agrico facility in Pensacola, Florida. The facility historically operated as a division of Conoco and subsequently as a subsidiary of Williams. In 2004, Conoco and Agrico reached a settlement with Plaintiffs. Agrico had contract and other rights against Williams that it subsequently asserted in a private arbitration. The arbitration proceeding concluded in July, 2006 with a decision awarding $20.2 million to Agrico. Once received, a portion of this award up to 25%, may be remitted by Agrico to third parties. The matter described in Note 23 under “Pensacola Personal Injury Litigation” arises from the same former Agrico facility. Subsequent to the arbitration decision, Williams informed Agrico that it intends to assume the defense of Agrico in that proceeding.

Canadian Federal Government Tax Reductions

During June 2006, the Canadian government approved legislation to reduce the Canadian federal corporate tax rate and eliminate the corporate surtax. This will be phased in through fiscal 2011 and collectively is expected to reduce the tax rate on our Canadian earnings by approximately three percentage points. SFAS No. 109 requires that deferred tax balances be revalued to reflect tax rate changes. The company has not completed its analysis of these tax rate changes; however, we will record a reduction of income tax expense during the first quarter of fiscal 2007 in accordance with SFAS No. 109.

Quarterly Results (Unaudited)

In millions, except per share amounts

	Quarter
	First	Second	Third	Fourth	Year
2006
Net sales	$1,403.6	$1,497.5	$1,073.2	$1,331.5	$5,305.8
Gross margin	248.8	208.4	14.0	166.2	637.4
Restructuring & other charges	-	-	-	287.6	287.6
Operating earnings (loss)	192.0	140.7	(44.4)	(182.5)	105.8
Earnings (loss) before the cumulative effect of a change in accounting principle	76.1	55.0	(71.6)	(180.9)	(121.4)
Cumulative effect of a change in accounting principle, net of tax	-	-	-	-	-

Net earnings (loss)	$76.1	$55.0	$(71.6)	$(180.9)	$(121.4)

Basic net earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.19	$0.14	$(0.19)	$(0.48)	$(0.35)
Cumulative effect of a change in accounting principle, net of tax	-	-	-	-	-

Basic net earnings (loss) per share	$0.19	$0.14	$(0.19)	$(0.48)	$(0.35)

Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.18	$0.13	$(0.19)	$(0.48)	$(0.35)
Cumulative effect of a change in accounting principle, net of tax	-	-	-	-	-

Diluted net earnings (loss) per share	$0.18	$0.13	$(0.19)	$(0.48)	$(0.35)

Common stock prices:
High	$17.99	$16.55	$17.14	$17.28
Low	12.86	12.50	13.20	13.31

2005
Net sales	$724.8	$1,077.7	$1,144.5	$1,449.7	$4,396.7
Gross margin	82.2	61.2	136.5	245.6	525.5
Operating earnings	57.0	12.3	72.7	176.5	318.5
Earnings (loss) before the cumulative effect of a change in accounting principle	43.1	(8.4)	38.8	94.1	167.6
Cumulative effect of a change in accounting principle, net of tax	(2.0)	-	-	-	(2.0)

Net earnings (loss)	$41.1	$(8.4)	$38.8	$94.1	$165.6

Basic net earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.15	$(0.03)	$0.10	$0.24	$0.49
Cumulative effect of a change in accounting principle, net of tax	(0.01)	-	-	-	(0.01)

Basic net earnings (loss) per share	$0.14	$(0.03)	$0.10	$0.24	$0.48

Diluted earnings (loss) per share:
Earnings (loss) before the cumulative effect of a change in accounting principle	$0.15	$(0.03)	$0.09	$0.22	$0.47
Cumulative effect of a change in accounting principle, net of tax	(0.01)	-	-	-	(0.01)

Diluted net earnings (loss) per share	$0.14	$(0.03)	$0.09	$0.22	$0.46

Common stock prices:
High	N/A	$17.56	$18.58	$17.42
Low	N/A	14.80	14.59	12.36

The number of holders of record of our common stock as of August 1, 2006 was 3,068.

We have not declared or paid dividends on our common stock.

On October 22, 2004, Mosaic was formed through the Combination of IMC and CCN. For accounting purposes, the Combination was accounted for as a reverse acquisition with Cargill’s contributed businesses, CCN, treated as the acquirer. Accordingly, the Combination was accounted for as a purchase business combination, using CCN’s historical financial information and applying fair value estimates to the acquired assets and liabilities of IMC as of October 22, 2004. Beginning on October 23, 2004, the results of operations and financial condition of Mosaic Global Holdings are consolidated with CCN. Accordingly, all financial information presented in the quarterly results as of and for the year ended May 31, 2005 reflects the results of CCN from June 1, 2004 through October 22, 2004 and the consolidated results of CCN and Mosaic Global Holdings from October 23, 2004 through May 31, 2005.

The following table presents our selected financial data. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five Year Comparison

In millions, except per share amounts

	Years Ended May 31
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net sales	$5,305.8	$4,396.7	$2,374.0	$1,662.7	$1,508.9
Cost of goods sold	4,668.4	3,871.2	2,196.4	1,503.5	1,341.4

Gross margin	637.4	525.5	177.6	159.2	167.5
Selling, general and administrative expenses	241.3	207.0	100.1	87.6	95.8
Restructuring and other charges	287.6	-	-	-	-
Other operating (income) loss	2.7	-	0.7	(0.8)	3.6

Operating earnings	105.8	318.5	76.8	72.4	68.1
Interest expense	166.5	120.6	29.2	41.2	42.8
Foreign currency transaction (gain) loss	100.6	(13.9)	3.6	(0.9)	4.4
Other (income) expense	(1.2)	(3.1)	3.9	3.1	3.1

Earnings (loss) from consolidated companies before income taxes and the cumulative effect of a change in accounting principle	(160.1)	214.9	40.1	29.0	17.8
Provision (benefit) for income taxes	5.3	98.3	2.2	3.8	(3.4)

Earnings (loss) from consolidated companies before the cumulative effect of a change in accounting principle	(165.4)	116.6	37.9	25.2	21.2
Equity in net earnings of nonconsolidated companies	48.4	55.9	35.8	25.7	8.2
Minority interests in net (earnings) losses of consolidated companies	(4.4)	(4.9)	(1.4)	2.5	0.2
Cumulative effect of a change in accounting principle, net of tax	-	(2.0)	-	-	-
Discontinued operations, net of tax	-	-	-	0.5	2.0

Net earnings (loss)	$(121.4)	$165.6	$72.3	$53.9	$31.6

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before the cumulative effect of a change in accounting principle	$(0.35)	$0.49	$0.29	$0.22	$0.12
Cumulative effect of a change in accounting principle, net of tax	-	(0.01)	-	-	-
Discontinued operations, net of tax	-	-	-	-	0.01

Basic net earnings (loss) per share	$(0.35)	$0.48	$0.29	$0.22	$0.13

Basic weighted average number of shares outstanding	382.2	327.8	250.6	250.6	250.6
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before the cumulative effect of a change in accounting principle	$(0.35)	$0.47	$0.29	$0.22	$0.12
Cumulative effect of a change in accounting principle, net of tax	-	(0.01)	-	-	-
Discontinued operations, net of tax	-	-	-	-	0.01

Diluted net earnings (loss) per share	$(0.35)	$0.46	$0.29	$0.22	$0.13

Diluted weighted average number of shares outstanding	382.2	360.4	250.6	250.6	250.6
Balance Sheet Data (at period end):
Cash and cash equivalents	$173.3	$245.0	$10.1	$7.8	$9.0
Total assets	8,720.6	8,411.5	1,870.5	1,618.2	1,400.9
Total long-term debt (including current maturities)	2,457.4	2,587.9	42.4	57.5	64.9
Total liabilities	5,198.8	5,198.0	1,028.1	951.9	872.6
Total stockholder’s equity	3,530.8	3,213.5	842.4	661.8	522.0
Other Financial Data:
Depreciation, depletion and amortization (a)	$585.9	$219.3	$104.6	$87.8	$77.9
Capital expenditures	389.5	255.2	162.1	119.2	89.3

(a)	Fiscal 2006 includes $261.8 million of accelerated depreciation of long-lived assets related to the Phosphates Restructuring.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended May 31, 2006, 2005 and 2004

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period(b)
	(in millions)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended May 31, 2004	$10.8	$1.2	$(0.2)	$(3.7)	$8.1
Year ended May 31, 2005	8.1	3.4	11.1	(2.6)	20.0
Year ended May 31, 2006	20.0	7.0	0.3	(8.2)	19.1

Income tax valuation allowance, related to deferred income taxes
Year ended May 31, 2004	$16.7	$-	$-	$(13.4)	$3.3
Year ended May 31, 2005	3.3	-	432.3	-	435.6
Year ended May 31, 2006	435.6	116.9	(50.1)	(4.0)	498.4

(a)	Includes amount recorded to goodwill as part of purchase accounting and translation adjustments

(b)	Allowance for doubtful accounts balance includes $10.1 million, $5.1 million and $2.3 million of allowance on long-term receivables recorded in other long term assets for the years ended May 31, 2006, 2005 and 2004, respectively.