Form 10-Q
period 2006-08-31
MOSAIC CO
filed 2006-10-10
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 438,054,680 common shares as of October 3, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31
	2006	2005
Net sales	$1,288.6	$1,403.6
Cost of goods sold	1,092.3	1,154.8

Gross margin	196.3	248.8
Selling, general and administrative expenses	65.7	57.0
Restructuring and other charges (income)	(0.4)	—
Other operating income	(0.6)	(0.2)

Operating earnings	131.6	192.0
Interest expense	43.4	38.3
Foreign currency transaction (gain) loss	(7.3)	39.0
Other income	(18.5)	(0.9)

Earnings from consolidated companies before income taxes	114.0	115.6
Provision for income taxes	7.4	51.5

Earnings from consolidated companies	106.6	64.1
Equity in net earnings of non-consolidated companies	3.9	14.2
Minority interests in net earnings of consolidated companies	(1.5)	(2.2)

Net earnings	$109.0	$76.1

Earnings available for common stockholders:
Net earnings	$109.0	$76.1
Preferred stock dividend	—	2.6

Earnings available for common stockholders	$109.0	$73.5

Basic earnings per share	$0.26	$0.19

Diluted earnings per share	$0.25	$0.18

Basic weighted average common shares outstanding	419.5	380.0

Diluted weighted average common shares outstanding	438.1	433.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	August 31 2006	May 31 2006
Assets
Current assets:
Cash and cash equivalents	$214.8	$173.3
Receivables, net	435.0	453.2
Trade receivables due from Cargill, Incorporated and affiliates	31.6	52.6
Inventories	772.0	760.9
Deferred income taxes	45.4	50.5
Other current assets	119.0	89.9

Total current assets	1,617.8	1,580.4
Property, plant and equipment, net	4,390.5	4,416.6
Investments in nonconsolidated companies	336.9	318.9
Goodwill	2,335.4	2,347.1
Other assets	65.0	57.6

Total assets	$8,745.6	$8,720.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$126.6	$152.8
Current maturities of long-term debt	220.1	69.3
Accounts payable	391.2	403.1
Trade accounts payable due to Cargill, Incorporated and affiliates	19.0	17.1
Accrued liabilities	415.4	385.9
Accrued income taxes	113.6	97.9

Total current liabilities	1,285.9	1,126.1
Long-term debt, less current maturities	2,222.7	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	2.2	3.5
Deferred income taxes	638.9	675.0
Other noncurrent liabilities	929.7	980.2
Minority interest in consolidated subsidiaries	22.3	20.4
Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 0 and 2,750,000 shares issued and outstanding as of August 31, 2006 and May 31, 2006, respectively (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 0 and 5,458,955 shares issued and outstanding as of August 31, 2006 and May 31, 2006, respectively	—	0.1
Common stock, 437,446,848 and 384,393,848 shares issued and outstanding as of August 31, 2006 and May 31, 2006, respectively	4.4	3.8
Capital in excess of par value	2,252.5	2,244.8
Retained earnings	1,091.9	982.9
Accumulated other comprehensive income	295.1	299.2

Total stockholders’ equity	3,643.9	3,530.8

Total liabilities and stockholders’ equity	$8,745.6	$8,720.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31
	2006	2005
Cash Flows from Operating Activities
Net cash provided by operating activities	$150.6	$81.2
Cash Flows from Investing Activities
Capital expenditures	(85.2)	(90.7)
Proceeds from note receivable from Saskferco Products Inc.	—	11.8
Other	0.1	(1.2)

Net cash used in investing activities	(85.1)	(80.1)
Cash Flows from Financing Activities
Payments of short-term debt	(256.1)	(60.9)
Proceeds from issuance of short-term debt	231.6	13.2
Payments of long-term debt	(6.1)	(10.8)
Proceeds from issuance of long-term debt	0.2	0.8
Proceeds from stock options exercised	1.5	23.5
Payments on debt due to Cargill, Inc. and affiliates	—	(0.1)
Cash dividends paid	—	(2.6)
Other	—	(0.4)

Net cash used in financing activities	(28.9)	(37.3)
Effect of exchange rate changes on cash	4.9	(7.5)

Net change in cash and cash equivalents	41.5	(43.7)
Cash and cash equivalents—beginning of period	173.3	245.0

Cash and cash equivalents—end of period	$214.8	$201.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$96.1	$93.5
Income taxes	18.0	65.0

See Notes to Condensed Consolidated Financial Statements

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

Our Phosphates business segment (Phosphates) owns and operates mines and related processing facilities in Florida which produce phosphate fertilizer and feed phosphate, and processing facilities in Louisiana which produce phosphate fertilizer. Phosphates’ results include North American distribution activities and results of Phosphate Chemical Export Association, Inc. (PhosChem), a Webb-Pomerene Act export association which exports most of our phosphate fertilizer products around the world.

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

Intersegment sales are eliminated within the Corporate, Eliminations, and Other Segment.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state that we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (U.S. GAAP) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of August 31, 2006, our results of operations for the three months ended August 31, 2006 and 2005, and cash flows for the three months ended August 31, 2006 and 2005. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Condensed Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

Throughout the Notes to Condensed Consolidated Financial Statements, amounts are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation activities, and the provision for income taxes. Actual results could differ from these estimates.

Share-Based Payments

As of the date of the Combination, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,”(SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”(SFAS 148). As such, the Company had recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations at fair value, reduced for actual forfeitures.

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. As the Company has historically expensed all equity awards based on the fair value method, SFAS 123R did not have a significant effect on the Company’s measurement or recognition methods for share-based payments. For more information regarding share-based payments refer to Note 15.

Effective June 1, 2006, the Company adopted the guidance in Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides interpretive guidance on provisions within SFAS 123R. As SAB 107 is interpretative guidance, it did not have an impact on the financial statements.

Reclassifications

We have reclassified certain current and prior year amounts for comparative purposes. These reclassifications had no effect on our net income or total stockholders’ equity as previously reported.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Recently Issued Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3 “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, Disclosure of Accounting Policies. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. EITF 06-3 will not impact our accounting disclosures as the amounts collected from customers and remitted to governmental authorities are not significant to the financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning June 1, 2007. Management is currently reviewing FIN 48 to determine the impact and materiality of its adoption to the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for the Company on May 31, 2007 with earlier adoption encouraged. Management is currently reviewing SAB 108 to determine the impact and materiality of its adoption to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this Statement simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles (GAAP). Although, this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. FAS 157, is effective for the Company beginning June 1, 2008. Management is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. The Statement will also require the measurement of the funded status of a plan to match that of the date of the Company’s fiscal-year-end financial statements, eliminating the use of earlier measurement dates previously permissible. For the Company, the portion of FAS 158 relating to the recognition of the funded status of a plan is effective as of May 31, 2007 with the requirements for congruent measurement dates effective on May 31, 2009. Management is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings Per Share

The numerator for diluted earnings per share (EPS) is net earnings, unless the effect of the assumed conversion of Mosaic’s 7.50% mandatorily convertible preferred stock is anti-dilutive, in which case earnings available for common stockholders is used. For the quarters ended August 31, 2006 and 2005, the numerator for diluted EPS is net earnings.

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

	Three months ended August 31
	2006	2005
Basic weighted average common shares outstanding	419.5	380.0
Common stock issuable upon vesting of restricted stock awards	0.3	0.1
Common stock equivalents	0.5	0.9
Common stock issuable upon conversion of preferred stock	17.8	52.9

Diluted weighted average common shares outstanding	438.1	433.9

A total of 5.9 million and 5.3 million shares subject to stock options for the three months ended August 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be anti-dilutive.

5. Income Taxes

The income tax provisions recorded for the three months ended August 31, 2006 were determined in accordance with the requirements of APB Opinion No. 28—“Interim Financial Reporting” and FASB Interpretation No. 18—“Accounting for Income Taxes in Interim Periods.”

During June 2006, the Canadian government approved legislation to reduce the Canadian federal corporate tax rate and eliminate the corporate surtax. This will be phased in through fiscal 2011 and collectively is expected to reduce the tax rate on our Canadian earnings by approximately three percentage points.

SFAS No. 109 requires that deferred tax balances be revalued to reflect tax rate changes. In the first quarter of fiscal year 2007, the Company has recorded a $39.0 million tax benefit in relation to the reduction in Canadian tax rates in accordance with SFAS No. 109.

6. Inventories

Inventories consist of the following:

	August 31 2006	May 31 2006
Raw materials	$158.2	$168.1
Work in process	21.7	27.9
Finished goods	485.6	458.2
Operating materials and supplies	106.5	106.7

	$772.0	$760.9

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	August 31 2006	May 31 2006
Land	$168.1	$167.1
Mineral properties and rights	2,258.0	2,268.9
Buildings and leasehold improvements	797.0	780.6
Machinery and equipment	2,305.1	2,276.2
Construction in-progress	245.2	232.6

	5,773.4	5,725.4
Less: accumulated depreciation, depletion and amortization	1,382.9	1,308.8

	$4,390.5	$4,416.6

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the quarter ended August 31, 2006 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2006	$753.9	$1,593.2	$2,347.1
Deferred tax adjustment	0.4	(3.1)	(2.7)
Foreign currency translation	—	(9.0)	(9.0)

Balance as of August 31, 2006	$754.3	$1,581.1	$2,335.4

9. Guarantees and Indemnities

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The terms of the guarantees are equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term; however, we expect to renew many of these guarantees on a rolling twelve-month basis. As of August 31, 2006, we have estimated the maximum potential future payment under the guarantees to be $26.3 million. We have not recorded a liability related to these guarantees as the fair market value is zero at August 31, 2006 and May 31, 2006.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses over the last several years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of August 31, 2006, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $8.6 million. We have recorded a liability for the fair value of these guarantees of $1.0 million related to these indemnification agreements as of August 31, 2006 and May 31, 2006. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We have no reason to believe that we currently have any material liability relating to these routine indemnification obligations.

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

10. Financing Arrangements

Short-term debt

Short-term debt consists of a revolving credit facility, a receivables purchase facility, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $126.6 million and $152.8 million as of August 31, 2006 and May 31, 2006, respectively. The weighted average interest rate on short-term borrowings was 6.8% and 6.6% as of August 31, 2006 and May 31, 2006, respectively.

The revolving credit facility is available for up to $450.0 million of revolving credit loans, swingline loans and letters of credit. The revolving credit facility was entered into as part of the senior secured credit facility (Mosaic Credit Facility) discussed below. As of August 31, 2006, Mosaic had $80.0 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit totaling $111.5 million, $1.6 million of which do not reduce availability under the revolving credit facility. As of May 31, 2006, Mosaic had $100.0 million in outstanding borrowings under the revolving credit facility. The net available borrowings under the revolving credit facility as of August 31, 2006 were approximately $260.1 million. Unused commitment fees accrue at a rate of 0.375% and $0.2 million and $0.3 million was expensed during the three month periods ended August 31, 2006 and 2005, respectively. The Revolving Credit Facility bears interest at LIBOR plus 1.25%.

Also, included in short-term borrowings were outstanding amounts under a $55.0 million PhosChem receivables purchase facility. This facility supports PhosChem’s funding of its purchases of crop nutrients from

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mosaic and other PhosChem members and is nonrecourse except that the uninsured portion of receivables sold is with recourse to PhosChem but not to Mosaic. The PhosChem facility bears an interest rate of LIBOR plus 1.125%. As of August 31, 2006 and May 31, 2006, $16.2 million and $13.2 million, respectively, were outstanding under the facility.

The remainder of the short-term borrowings balance consisted of Offshore lines of credit and other short-term borrowings. As of August 31, 2006, these borrowings bear interest rates between 5.4% and 7.3%. As of August 31, 2006 and May 31, 2006, $30.4 million and $39.6 million, respectively, were outstanding.

Long-term debt, including current maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

In February 2005, Mosaic entered into a senior secured credit facility (Mosaic Credit Facility). The Mosaic Credit Facility consists of a revolving credit facility (discussed above), a term loan B facility (Term Loan B Facility) of $350.0 million and a term loan A facility (Term Loan A Facility) of $50.0 million. The borrower under the Term Loan A Facility is Mosaic Potash Colonsay ULC; and the borrower under the Term Loan B Facility is Mosaic Global Holdings Inc. As of August 31, 2006 and May 31, 2006, Mosaic had $392.7 million and $394.1 million, respectively, outstanding under the Term Loan Facilities. The Term Loan A Facility bears interest at LIBOR plus 1.25% and the Term Loan B Facility bears interest at LIBOR plus 1.50%.

As more fully discussed in Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, the credit agreement (Credit Agreement) relating to the Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. These ratios become more stringent over time pursuant to the terms of the Credit Agreement. There can be no assurance that Mosaic will be able to meet these ratios in the future, particularly as they become more stringent, that Mosaic would be able to comply with applicable financial covenants or meet its liquidity needs, that its business will generate sufficient cash flow from operations in the future, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs. Mosaic was in compliance with the provisions of the financial covenants in the Credit Agreement as of August 31, 2006.

The Credit Agreement also contains events of default and other covenants that limit various matters, including provisions that generally limit the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock. Under the covenant limiting the payment of dividends, as of August 31, 2006, Mosaic had $35.1 million available for the payment of cash dividends with respect to its common stock.

Mosaic has several industrial revenue bonds which total $42.2 million as of August 31, 2006 and May 31, 2006. As of August 31, 2006, the industrial revenue bonds bear interest rates between 5.5% and 7.7%. The maturity dates range from 2009 to 2022.

Mosaic has several other secured notes which total $45.9 million and $47.9 million as of August 31, 2006 and May 31, 2006, respectively. As of August 31, 2006, the secured notes bear interest rates between 5.6% and 14.3%. The maturity dates range from 2007 to 2010.

Mosaic has several unsecured notes which total $1,529.7 million and $1,536.3 million as of August 31, 2006 and May 31, 2006, respectively. As of August 31, 2006, the unsecured notes bear interest rates between 5.5% and 13.8%. The maturity dates range from 2008 to 2013. The indentures relating to these notes also contain certain events of default and covenants that limit various matters, as described in Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mosaic has several unsecured debentures which total $418.2 million and $419.2 million as of August 31, 2006 and May 31, 2006, respectively. As of August 31, 2006, the unsecured debentures bear interest rates between 6.9% and 9.5%. The maturity dates range from 2007 to 2028.

The remainder of the long-term debt balance relates to fixed asset financings, variable rates loans, and other types of debt. As of August 31, 2006 and May 31, 2006, $14.1 million and $14.2 million, respectively, were outstanding.

11. Restructuring and Other Charges

On May 2, 2006, the Company announced plans to indefinitely close three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce’s granular triple superphosphate (GTSP) concentrates plant and Green Bay’s DAP and MAP concentrates plant in central Florida (Phosphates Restructuring). The three facilities affected by Mosaic’s restructuring actions, which ranked among Mosaic’s highest cost phosphate operations, ceased production at the end of May 2006. Minimal operations will continue at the production plants to maintain and close the phosphogypsum stacks.

The Company recorded $287.6 million of pre-tax restructuring charges for the fiscal year ended May 31, 2006. These charges were comprised of: $16.3 million for employee separation costs covering approximately 625 production, technical, administrative and support employees in our Phosphates segment; $261.8 million for accelerated depreciation of long-lived assets (which included $99.1 million related to additional asset retirement obligations), and $9.5 million related primarily to spare parts inventory write-offs and other costs associated with the exit of certain contractual agreements due to the facility closures.

In the first quarter of fiscal 2007, the Company recorded a pension curtailment gain of approximately $1.6 million and an additional restructuring charge of $1.2 million for individuals who elected an early out payment in the first quarter of fiscal 2007. During the quarter, the Company paid out $15.2 million related to severance, final payments on construction in progress, and other contractual commitments.

The following is the detail of restructuring and other charges and a rollforward of the liability account:

	Workforce Reductions	Remaining Commitments on Construction in- Progress	Other Facility Closure Costs	Total
Accrued restructuring and other charges at May 31, 2006	$16.3	$1.0	$0.8	$18.1
Restructuring and other charges	1.2	—	—	1.2
Cash expenditures	(14.7)	(0.4)	(0.1)	(15.2)

Accrued restructuring and other charges at August 31, 2006	$2.8	$0.6	$0.7	$4.1

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except certain long-term contractual and legal obligations.

12. Accounting for Asset Retirement Obligations

We account for asset retirement obligations (AROs) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

As discussed in Note 11, on May 2, 2006, the Company announced plans to indefinitely close three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce’s granular triple superphosphate (GTSP) concentrates plant and Green Bay’s DAP and MAP concentrates plant in central Florida (Phosphates Restructuring). The indefinite closure of these facilities has accelerated the timing of ARO payments.

A reconciliation of our asset retirement obligations is as follows:

Balance as of May 31, 2006	$548.2
Liabilities incurred	1.1
Liabilities settled	(15.5)
Accretion expense	13.1

Balance as of August 31, 2006	$546.9

The current portion of the asset retirement obligations included in accrued liabilities on the Condensed Consolidated Balance Sheet was $79.0 million and $35.8 million as of August 31, 2006 and May 31, 2006, respectively. The noncurrent portion of the asset retirement obligations included in other noncurrent liabilities was $467.9 million and $512.4 million as of August 31, 2006 and May 31, 2006, respectively.

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

The components of net periodic benefit costs include the following:

	Pension Plans		Post-retirement Benefit Plans
	Three months ended August 31		Three months ended August 31
	2006	2005	2006	2005
Service cost	$1.8	$1.7	$0.3	$0.3
Interest cost	7.9	7.4	1.6	1.6
Expected return on plan assets	(8.5)	(7.7)	—	—

Net periodic cost	$1.2	$1.4	$1.9	$1.9

We estimate that contributions will be $26.7 million to our pension plans and $12.8 million to our other post-retirement benefit plans in fiscal year 2007. During the three months ended August 31, 2006, we contributed $6.9 million to our pension plans, and $2.0 million to our post-retirement benefit plans.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Contingencies

We are subject to ordinary and routine legal proceedings that are either categorized as environmental contingencies or other contingencies. We are also engaged in judicial and administrative proceedings with respect to various tax matters, which typically relate to matters other than income taxes. Based on current information, we believe that the ultimate outcome of these matters will not have a material effect on our business or financial condition.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with appropriate governmental agencies, to undertake certain investigations which currently are in progress to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $19.1 million and $19.9 million at August 31, 2006 and May 31, 2006, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210 foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (KDHE) oversight, we have completed measures to fill and stabilize the sinkhole to prevent further expansion. In response to a July 2006 request from KDHE, we submitted a report regarding the steps taken to ensure the long term stability of the sinkhole and an adjacent railroad track and a description of proposed future sinkhole monitoring. Our response to KDHE also included a proposal to investigate the potential for subsidence or collapse at approximately 20 to 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties and roadways. We are in the process of evaluating KDHE’s request. In addition, in September 2005, we received a claim in the amount of approximately $0.5 million from BNSF Railway Company for actions it deemed necessary to protect its railroad tracks near the sinkhole. We do not expect that these costs will have a material impact on our business or financial condition in excess of amounts accrued. It is possible that we may receive further claims from governmental agencies or other third parties relating to the sinkhole or other former salt solution mining wells at the property that could exceed established accruals.

New Wales Phosphogypsum Stack Anomaly. A subsurface loss of process water from the Phase 1 limited phosphogypsum stack at our New Wales facility located in Polk County, Florida was discovered in February, 2004. Upon discovery, we promptly notified representatives of the FDEP and other regulatory agencies and began a geotechnical assessment. The results of our assessment determined that a geologic anomaly had developed underlying the stack causing a collapse which breached the liner and allowed the subsurface release of phosphogypsum and process water. We embarked on a program to remediate the anomaly through a grouting process. In October 2004, our retained third party geotechnical consultant reported that the anomaly had been

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

successfully repaired and we currently are in the process of preparing a final report to the FDEP. Because it appears the anomaly has been resolved, we do not anticipate future expenditures regarding this matter beyond preparation of the final report. We do not anticipate that FDEP will require additional remedial work, but will not know this until the report has been reviewed by the FDEP. We do not expect that future work, if any, will have a material adverse impact on our financial condition, therefore no accrual has been established as of August 31, 2006.

Ashepoo. Conoco, Inc. (Conoco) has filed an action against our subsidiary, Agrico Chemical Company (Agrico), seeking a declaratory judgment under a 1972 agreement whereby Conoco divested its interests in Agrico. The claim, filed in June, 2002 against Agrico and certain other subsidiaries of Mosaic (Mosaic Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site)(Conoco vs. Agrico Chemical Company, et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for certain indemnification obligations and sought declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. The Mosaic Parties, except for Agrico, were dismissed in 2004 based on the District Court’s lack of jurisdiction over these entities. Conoco and Agrico reached a settlement in September 2006 pursuant to which Agrico paid Conoco $0.4 million, upon which Conoco dismissed the action with prejudice.

Pensacola Personal Injury Litigation. In March 2005, Patsy Roark, individually and on behalf of her minor son, Ian Roark Skuropat (collectively, Plaintiff), filed a lawsuit against Agrico, IMC and a number of unrelated defendants in the Circuit Court of the First Judicial Circuit, Escambia County, Florida. Defendants received service of the lawsuit on or about November 1, 2005. Plaintiff alleges Ian Roark Skuropat contracted osteosarcoma, a form of bone cancer, by reason of exposure to contaminants at and/or released from a former Agrico facility in Pensacola, Florida that produced crop nutrients and related materials beginning in the late 1800s or early 1900s until approximately 1975. The facility operated as a division of Conoco from at least 1963 until approximately 1972, and then as a subsidiary of The Williams Companies, Inc. (Williams). Under a Superfund consent decree with the EPA, Conoco and Williams completed soil stabilization and capped the site in 1997 and conduct ongoing groundwater and well monitoring.

Plaintiff seeks unspecified compensation based on alleged rights under the Florida Water Quality Assurance Act, and alleged conduct by the defendants including ultra hazardous activity, negligence, misrepresentation, fraudulent concealment and nuisance. In December 2005 we filed an answer to the Plaintiff’s lawsuit denying liability and asserting various affirmative defenses. We dispute any liability and believe that we have substantial defenses. In July 2006, Williams agreed to assume the defense of Agrico in this matter as indemnitor under the 1987 Agreement pursuant to which Williams divested its interests in Agrico. We are in the process of negotiating the transfer of the defense of Agrico to Williams.

EPA RCRA Initiative. The EPA Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid waste from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” EPA’s announcement indicates that by 2007, EPA intends to

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and EPA has inspected all of our currently operating processing facilities. In addition to EPA’s inspections, our Bartow and Green Bay facilities in Florida entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are in the process of negotiating similar consent orders for our Uncle Sam and Faustina facilities in Louisiana. We may enter similar orders for some or the remainder of our phosphoric acid production facilities in Florida.

We have received Notices of Violation (NOVs) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), and Bartow (September 2006) facilities in Florida. EPA has issued similar NOVs to our competitors in Florida. EPA has referred the NOVs to the United States Department of Justice (DOJ) for further enforcement. We currently are engaged in discussions with DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to, previous EPA regulatory interpretations and previous EPA inspection reports finding that the process water handling practices in question at Riverview and New Wales comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to continue discussions with DOJ and EPA to determine if a negotiated resolution of these matters can be reached. If such an agreement cannot be reached, we intend to vigorously defend these matters in any enforcement actions that may be commenced. Should we fail in our defense to enforcement actions which may be pursued, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay material civil penalties.

We have established accruals to address the cost of implementing the consent orders at the Bartow and Green Bay facilities and the fees that will be incurred defending against the NOVs. We cannot at this early stage of the proceedings predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have any material effect on our business or financial condition.

In May 2006, a federal grand jury in Louisiana issued subpoenas to Mosaic Fertilizer, LLC and to four employees seeking documents and testimony regarding waste handling practices at our Faustina, Louisiana facility. The subpoenas were issued as part of an investigation being conducted by the United States Attorney’s Office in New Orleans. After discussions with the United States Attorney’s Office, we understand that essentially the same or similar issues presented by the RCRA mineral processing initiative discussed above are the subject of the subpoenas. We also understand that the grand jury subpoenas were issued independently of the RCRA mineral processing initiative discussed above. At the present time, we have not been informed of the results of the grand jury investigation and are not in a position to assess its potential outcome or the effects on our business.

Uncle Sam, Louisiana “A” Train Sulfuric Acid Plant. On January 19, 2006, EPA Region 6 submitted an administrative subpoena to us under Section 114 of the Clean Air Act (114 Request) regarding compliance of our Uncle Sam “A” Train Sulfuric Acid Plant with “New Source Review” requirements of the Clean Air Act. The 114 Request appears to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Request as well as parts of a follow up request issued by EPA in May 2006. In June 2006, we met with EPA Region 6 representatives to determine the likelihood of a negotiated resolution of this matter. In July 2006, we discussed with EPA Region 6 approaches under consideration as potential resolutions of the investigation. We plan to meet with EPA representatives in upcoming months to further discuss options for a potential resolution. We have established accruals to address

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penalties that might be sought by the EPA as well as defense costs and expenses. At the early stage of these proceedings, we cannot determine whether the outcome of this matter will have a material effect on our business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater at our Riverview facility. In July 2005, we entered into a consent order with the FDEP to pay a civil fine of $0.3 million as a result of a sudden release at Riverview of approximately 65 million gallons of partially treated phosphoric acid process water during Hurricane Frances. The consent order also requires us to meet certain negotiated process water inventory reduction goals. We are currently in compliance with the commitments under the consent order and anticipate that we will continue to be so in the future. Portions of the Riverview release, which was caused primarily as a result of extraordinary rainfall and hurricane force winds, ultimately flowed into Hillsborough Bay. Apart from the consent order, governmental agencies are asserting claims for natural resources damages in connection with the release. Negotiations with government agencies acting as natural resource trustees are ongoing. We intend to assert appropriate defenses to the claims and do not currently expect that the claims will have a material effect on our business or financial condition.

In September 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process water from our Riverview facility described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic under the Merger and Contribution Agreement. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs have amended their Complaint and we have filed an additional motion to dismiss which was heard by the Circuit Court in August 2006. We believe that we have substantial defenses to the claims asserted and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

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

Fospar Matters. The State of Paraná Public Prosecution Service has prepared penal charges against Fospar, S.A. (Fospar) (in which our subsidiary, Mosaic Fertilizantes do Brasil, S.A., owns an approximate 62% equity interest) and former directors and employees of Fospar on April 10, 2003, alleging that they caused pollution by allowing rainwater to discharge solid residues of phosphoric rock from an outdoor storage area through a rainwater drainpipe into a mangrove area, thus causing contamination to an environmentally protected area. The alleged acts occurred in January 1999 prior to the acquisition of our ownership interest in Fospar. Although it has

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been named in the charges, Fospar has not received a citation to date and is therefore not yet an official party to the proceeding. We continue to monitor the matter, and cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (IBAMA) by the Paraná Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Paraná Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to us in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August 1999 described above. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Accordingly, Fospar expected a favorable result in both cases because, in addition to the favorable results of the investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar estimates that the liability could range from zero to $2.4 million. As of August 31, 2006, no liability has been recorded in connection with this action as management does not consider it probable. Fospar has filed an appeal of the monetary aspects of the ruling and the Parana Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier be dismantled and that the licenses and authorizations previously issued be cancelled.

Phosphate Mine Permitting in Florida

The Ona Extension of the Fort Green Mine. In February 2004, FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our Fort Green phosphate mine in central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the downstream water supply and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004 and to a remand hearing in October 2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that FDEP issue the permit to us with certain conditions which we view as acceptable. In the initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of FDEP issued a Final Order on July 31, 2006 adopting the ALJ’s orders with some minor modification and directing FDEP to issue the permit. Two counties and other plaintiffs have appealed the Final Order. We anticipate that the permit will be upheld on appeal and that the appeal process will not adversely affect our future mining plans for the Ona extension.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. The permit application was challenged administratively by certain counties and other plaintiffs, and FDEP ultimately denied

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the permit due to certain perceived deficiencies. We made corrections in response to the findings of FDEP in the course of the administrative challenge, and we renewed the permit application in 2005. FDEP issued a Notice of Intent in November 2005 stating that it intended to issue the permit. One prior petitioner, Charlotte County, initiated an administrative challenge. In February 2006, the Charlotte County Board of County Commissioners reviewed a proposed settlement of the challenge, and voted to settle the matter if we agreed to additional permit conditions. An agreement was reached in May 2006 and the permit was issued as proposed in June 2006. We are still awaiting permit approval from the Army Corps of Engineers and land use approvals from Manatee County.

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

Florida Water Balances. Unusually large quantities of rain and robust hurricane activity in 2003 and 2004, including three significant hurricanes passing through Polk County, Florida in 2004 have caused large amounts of water to gather in process water storage and treatment areas in our central Florida phosphoric acid production facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry, Florida where we are under contract with the FDEP to close the phosphogypsum management system. As a part of that contract, process water from the Mulberry facility had been transferred to our adjacent Bartow facility prior to the excess rains and hurricanes mentioned above. To mitigate water issues, our Bartow facility is able to evaporate water in its phosphoric acid production system. The Bartow facility has also installed a heat input system and a system to use process water in its mills in order to enhance evaporation. For a period of time after the hurricanes, FDEP issued a series of immediate final orders to the phosphate industry that allowed the Bartow, Green Bay and Mulberry facilities to discharge water after treating it to federal standards. To minimize water-related risks, we have constructed substantial additional water storage capability in the form of a regional pond that can be shared by the three facilities. We have also contracted with a third-party to construct and operate a water treatment unit at the Green Bay facility that can also serve our regional pond. In accordance with a consent order with the state, treatment began in June 2006 and we currently are engaged in discussions with FDEP to increase funding under the Mulberry contract to compensate for the increased costs to treat water at the facility. Should excessive rainfall or hurricanes continue to occur in coming years, our facilities may be required to take additional measures to manage process water and such measures could potentially have a material effect on our business and financial condition.

As a result of the high water balances at phosphate facilities in Florida resulting from the rainfall events and hurricanes described above, FDEP has adopted a new rule requiring phosphate production facilities to meet more stringent process water management objectives within their phosphogypsum management systems. We are still assessing the impact of complying with the rule; however, compliance could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition. The rule allows us three to five years to comply, and we believe that we will be able to do so within that timeframe. Additionally, future events of excessive rainfall or hurricanes could affect our ability to comply with the new rule within the relevant timeframe.

Financial Assurances for Phosphgypsum Management Systems in Florida and Louisiana. In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in the State of Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the Florida Department of Environmental Protection (FDEP) that allows us to comply

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. In December 2005, we submitted revised closure plans with revised closure cost estimates in accordance with the modified rules that reflect the increased closure costs, primarily due to the water treatment requirements. There can be no assurance that we will be able to comply with the revised rules.

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

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at several oil and gas facilities that had been operated by FTX, Phosphate Resource Partners Limited Partnership (PLP) (which was merged into Phosphate Acquisition Partners L.P. (PAP), a wholly-owned subsidiary of Mosaic Global Holdings, shortly before the Combination) or their predecessors. In addition, in connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Our remaining responsibility is not expected to have a material effect on our business or financial condition. We have not established an accrual as of August 31, 2006.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mallinckrodt Litigation

In November 2005, Mallinckrodt, Inc. (Mallinckrodt) filed a complaint in U.S. District Court in the Northern District of Illinois against Mosaic Global Holdings. The complaint was served on Mosaic Global Holdings in March 2006. The complaint alleges that Mosaic Global Holdings breached a 1987 agreement for the sale of the fertilizer business by Mallinckrodt to Mosaic Global Holdings by (i) entering into a settlement with an insurer in violation of Mallinckrodt’s rights, (ii) refusing to reimburse Mallinckrodt for in excess of $2 million in payments Mallinckrodt made for worker’s compensation claims relating to its former fertilizer business, and (iii) refusing to acknowledge that it has a contractual obligation to indemnify an insurance company affiliated with Mallinckrodt. Discovery has commenced and we expect to participate in a mediation in late 2006 or early 2007. We are in continuing to evaluate this matter and cannot anticipate the outcome or assess the potential financial impact, if any, to us at this time.

Cooper’s Cattle Dip Litigation

In July 2005, Mosaic Global Operations Inc. was named as defendant in a lawsuit styled Del Dean and Paul Ronald Dale David v.Velsicol Chemical Corporation, et. al in the 15th Judicial Court, Parish of Vermillion, State of Louisiana. In this lawsuit, certain landowners acting as plaintiffs claim that their property was contaminated

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the use of a product called “Cooper’s Cattle Dip” which was allegedly manufactured by an entity known as Coopers Animal Health Inc. (Coopers) and used since the early 1900’s in cattle dipping vats to eradicate ticks. Plaintiffs and other co-defendants allege that Mosaic or one of our subsidiaries is the corporate successor to Coopers and that Coopers was the manufacturer of the product in question. Discovery regarding issues of corporate successorship has been completed, and we have filed a motion for summary judgment. The motion for summary judgment is scheduled to be heard in October 2006. Discovery related to other issues in the case is ongoing and we are continuing to evaluate this matter. We cannot anticipate the outcome or assess the financial impact, if any, at this time.

Tax Contingencies

Mosaic and our subsidiaries and affiliates are engaged, from time to time, in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes. Our material tax judicial or administrative matters include the following:

Brazilian Tax Matters. More particularly, our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $55.8 million. We have recorded an accrual of approximately $22.2 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $12.2 million, as of August 31, 2006. In addition, as a result of a recent change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. The amount of these excess PIS Cofins tax credits stands at approximately $3.0 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $40.6 million.

Florida Sales and Use Tax. In July 2005, a Notice of Intent to Make Audit Changes (Notice) was sent to Cargill Fertilizer, Inc. followed up by a letter by the Florida Department of Revenue (FDOR) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), were owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, we assumed the obligations of Cargill Fertilizer, Inc. in the Combination. The July 2005 Notice relates to a sales and use tax audit which has been pending in Florida for several years. In August 2005, we responded to the FDOR requesting a conference to discuss the Notice and entered into a letter agreement with the FDOR in October 2005 where we agreed on a process to complete the audit. The FDOR agreed during the completion of this process not to issue the Notice and, if the process results in corrections or adjustments to the Notice, to amend the Notice to reflect such corrections or adjustments. We continue to work with the FDOR to complete this audit, and the FDOR is currently considering additional information provided to them. We continue to believe that the amount asserted as being due in the Notice has been calculated using incorrect assumptions, provided however, we cannot anticipate the outcome or assess the potential impact at this time.

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue (Department of Revenue) filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997 and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the unpaid taxes ($3.7 million through December 31, 2005), plus unspecified amounts of penalties and attorneys’ fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. In May 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings’ for interlocutory review of the trial court’s decision denying the exception regarding improper venue. In August 2006, Mosaic Global Holdings filed a motion alleging that the suit was untimely and therefore should be dismissed, with prejudice. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

Pensacola Settlement Arbitration Decision

In July 2006, Agrico received $20.2 million pursuant to an award in an arbitration proceeding. The arbitration award arose out of a 2004 settlement of class action lawsuits by plaintiffs from Pensacola, Florida against Agrico and a number of unrelated defendants in the Circuit Court of Escambia County, Florida based on alleged releases of contaminants to groundwater from a former Agrico facility in Pensacola, Florida. The facility historically operated as a division of Conoco and subsequently as a subsidiary of Williams. In 2004, Conoco and Agrico reached a settlement with plaintiffs. Agrico had contract and other rights against Williams that it subsequently asserted in the private arbitration. A portion of the award, up to 25%, may be remitted by Agrico to third parties.

Other Claims

We also have certain other contingent liabilities with respect to litigation and claims of third parties arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

15. Share-Based Payment

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. As the Company has historically expensed all equity awards based on the fair value method, SFAS 123R did not have a significant effect on the Company’s measurement or recognition methods for share based payments.

Effective June 1, 2006, the Company adopted the guidance in Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides interpretive guidance on provisions within SFAS 123R. As SAB 107 is interpretative guidance, it did not have an impact on the Condensed Consolidated Financial Statements.

Also, in accordance with SFAS 123R, the Company changed its method of recording share-based compensation from actual forfeitures to estimated forfeitures. The cumulative effect of the adoption of SFAS 123R related to estimating forfeitures of outstanding awards was not material to the Condensed Consolidated Financial Statements.

Mosaic sponsors one share-based compensation plan. The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the Plan), which was approved by shareholders and became effective October 20, 2004, permits the grant of shares and share options to employees for up to 10 million shares of common stock. On October 4,

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, the Plan was amended to permit the grant of shares and share options to employees for up to 25 million shares of common stock. The Plan provides for grants of stock options, restricted stock, restricted stock units, and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the Plan. Mosaic settles stock option exercises and restricted stock units with newly issued common shares. The Compensation Committee of the Board of Directors administers the Plan subject to the provisions of the Plan and to applicable law.

On July 6, 2006, the Company amended its non-qualified stock option agreement to include a retirement provision. This provision allows an individual to retire at age 60 or older and maintain their rights to their stock options. This only affects option grants made after July 6, 2006, and does not amend prior grants.

On July 6, 2006, the Company amended its restricted stock unit agreement to change the retirement age from age 65 to age 60. This only affects restricted stock unit grants made after July 6, 2006, and does not amend prior grants.

Restricted stock units are issued to officers and directors at a price equal to the market price of our stock at the date of grant. The fair value of restricted stock units is equal to the market price of our stock at the date of grant. Restricted stock units generally cliff vest after three or four years of continuous service. Restricted stock units granted prior to June 1, 2006, were expensed by the Company on a straight-line basis over the vesting period, based on the estimated fair value of the award, and the related share-based compensation recognized in the Condensed Consolidated Statement of Operations was net of actual forfeitures. Restricted stock units granted after June 1, 2006, were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award, and the related share-based compensation recognized in the Condensed Consolidated Statement of Operations was net of estimated forfeitures.

Stock options are granted with an exercise price equal to the market price of our stock at the date of grant and have a ten-year contractual term. Options granted to date vest either after three years of continuous service (cliff vesting) or in equal annual installments in the first three years following the date of grant (graded vesting). Options granted prior to June 1, 2006, were expensed by the Company on a straight-line basis over the vesting period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option valuation model. The share-based compensation recognized in the Condensed Consolidated Statement of Operations for options granted prior to June 1, 2006 was net of actual forfeitures. Options granted after June 1, 2006, were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant using a Black-Scholes option valuation model. The share-based compensation recognized in the Condensed Consolidated Statement of Operations for options granted after June 1, 2006 was net of estimated forfeitures.

For the three months ended August 31, 2006 and 2005, the Company recorded share-based compensation expense, net of forfeitures, of $6.3 million and $1.4 million, respectively. The tax benefit recognized related to the share-based compensation expense totaled zero for the three months ended August 31, 2006 and 2005. Based on our current tax position, the Company would not receive a tax benefit from share-based compensation expense.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model. Assumptions used to calculate the fair value in each period are noted in the following table. Expected volatilities were based on the combination of Mosaic and IMC’s historic six-year volatility of common stock. The expected term of the options is calculated using the simplified method described in SAB 107 under which the Company can take the midpoint of the vesting date and the full contractual term. The risk-free interest

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life. The Company does not currently anticipate payment of dividends. A summary of the assumptions used to estimate the fair value of option awards is as follows:

	Three months ended August 31
	2006	2005
Weighted average assumptions used in option valuations:
Expected volatility	40.8%	45.2%
Expected dividends	—	—
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.82%	4.15%

A summary of Mosaic’s stock option activity is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 1, 2006	8.0	$17.76	5.4	$9.1
Granted	1.7	15.45
Exercised	(0.1)	11.38
Forfeited and expired	(0.3)	32.00

Outstanding as of August 31, 2006	9.3	$17.08	6.1	$12.7

Exercisable as of August 31, 2006	5.7	$17.84	4.1	$10.3

The weighted-average grant date fair value of options granted during the three months ended August 31, 2006 and 2005 was $7.31 and $8.52, respectively. The total intrinsic value of options exercised during the three months ended August 31, 2006 and 2005 was $0.7 million and $10.3 million, respectively.

A summary of the status of the Company’s restricted stock units as of August 31, 2006, and changes during the three months ended August 31, 2006, is presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of June 1, 2006	0.6	$16.30
Granted	0.5	15.45

Restricted stock units as of August 31, 2006	1.1	$15.94

As of August 31, 2006, there was $31.7 million of total unrecognized compensation cost related to options and restricted stock units granted under the Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended August 31, 2006 and 2005, was $3.7 million and zero, respectively.

Cash received from options exercised under all share-based payment arrangements for the three months ended August 31, 2006 and 2005, was $1.5 million and $23.5 million, respectively. Based on the Company’s current tax position, the Company does not receive an actual tax benefit for tax deductions from options exercised.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Shareholders’ Equity

On July 1, 2006, the outstanding 2,750,000 7.50% Mandatory Convertible Preferred Shares automatically converted to 17,721,000 shares of Mosaic common stock. On July 1, 2006, the outstanding 5,458,955 shares of Class B Common Stock automatically converted to 35,177,450 shares of Mosaic common stock.

17. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended August 31
	2006	2005
Net earnings	$109.0	$76.1
Foreign currency translation adjustment	(4.1)	145.3

	$104.9	$221.4

18. Accounting for Derivative Instruments and Hedging Activities

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

We use financial instruments, including forward contracts, costless collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Operations. One of the primary currency exposures relates to the Canadian potash business, whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecast transactions in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and costless collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros (BM&F)—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk. We use forward purchase contracts, swaps and three-way collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Our foreign currency exchange contracts and commodities contracts do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Therefore, unrealized gains and losses are recorded in cost of goods sold in the Condensed Consolidated Statement of Operations. Below is a table that shows our derivative unrealized gains (losses) related to foreign currency exchange contracts and commodities contracts:

	Three months ended August 31
	2006	2005
Foreign currency exchange contracts	$(7.6)	$9.8
Commodities contracts	8.2	51.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have one interest rate swap agreement which was entered into on May 25, 2005. The interest rate swap agreement is a fixed to floating rate interest swap agreement with respect to the $150.0 million, 10.875% Senior Notes due August 1, 2013. The swap calls for us to pay a floating rate of interest equal to six months LIBOR plus 6.31% and the counterparty to pay a fixed rate of 10.875%. The term of the interest rate swap matches the term of the underlying debt. This interest rate swap has been designated as a fair value hedge under SFAS 133. This fair value hedge qualifies for the short-cut method and therefore assumes no ineffectiveness.

19. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in Mosaic. As of August 31, 2006, Cargill owned approximately 65.3% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates), from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of August 31, 2006 and May 31, 2006, the net amount due from Cargill and its affiliates related to these transactions totaled $10.4 million and $32.0 million, respectively.

Cargill made net equity contributions of $0.4 million to us during the three months ended August 31, 2006 and $3.5 million during fiscal year 2006.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended August 31
	2006	2005
Transactions with Cargill and affiliates included in net sales	$35.0	$49.4
Payments to Cargill and affiliates included in cost of goods sold	26.8	62.5
Payments to Cargill and affiliates included in selling, general and administrative expenses	3.0	3.7
Interest (income) expense paid to
(received from) Cargill and affiliates	—	(0.1)

Mosaic also has entered into transactions and agreements with certain of its non-consolidated companies. As of August 31, 2006 and May 31, 2006, the net amount due to non-consolidated companies of Mosaic totaled $37.1 million and $36.5 million, respectively.

The Condensed Consolidated Statements of Operations included the following transactions with non-consolidated companies of Mosaic:

	Three months ended August 31
	2006	2005
Transactions with non-consolidated companies included in net sales	$3.5	$4.1
Payments to non-consolidated companies included in cost of goods sold	37.9	43.7

20. Business Segments

The reportable segments are determined by management based upon factors such as different technologies, different market dynamics, and for which segment financial information is available. For a description of the

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, standalone businesses. The Corporate, Eliminations and Other segment primarily represents activities associated with corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment.

Segment information was as follows:

	Phosphates	Potash	Nitrogen	Offshore	Corporate, Eliminations and Other	Total
Three months ended August 31, 2006
Net sales to external customers	$698.8	$266.4	$20.2	$302.3	$0.9	$1,288.6
Intersegment net sales	90.8	23.7	0.9	1.6	(117.0)	—

Net sales	789.6	290.1	21.1	303.9	(116.1)	1,288.6
Gross margin	109.2	69.4	2.1	13.3	2.3	196.3
Restructuring and other charges (income)	(0.4)	—	—	—	—	(0.4)
Operating earnings (loss)	82.9	60.8	(0.1)	(3.6)	(8.4)	131.6
Capital expenditures	54.9	22.4	—	3.5	4.4	85.2
Depreciation, depletion and amortization	45.4	25.5	—	3.7	0.7	75.3
Equity in net earnings of non-consolidated companies	0.4	—	1.5	2.0	—	3.9

Three months ended August 31, 2005
Net sales to external customers	$781.5	$262.1	$20.9	$340.0	$(0.9)	$1,403.6
Intersegment net sales	75.0	5.6	3.3	—	(83.9)	—

Net sales	856.5	267.7	24.2	340.0	(84.8)	1,403.6
Gross margin	136.9	107.1	1.5	12.2	(8.9)	248.8
Operating earnings (loss)	106.9	98.5	0.3	(8.2)	(5.5)	192.0
Capital expenditures	58.4	26.8	—	2.3	3.2	90.7
Depreciation, depletion and amortization	46.5	23.8	—	3.4	0.6	74.3
Equity in net earnings of non-consolidated companies	0.6	—	5.5	8.1	—	14.2

Total assets as of August 31, 2006	$3,737.8	$5,516.6	$173.5	$872.8	$(1,555.1)	8,745.6
Total assets as of May 31, 2006	3,780.6	5,466.2	191.7	740.4	(1,458.3)	8,720.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended August 31
	2006	2005
Net sales(a):
Brazil	$202.3	$285.3
India	236.1	193.7
China	52.0	76.7
Canpotex(b)	76.2	100.9
Pakistan	21.8	63.0
Australia	10.9	23.5
Canada	35.9	28.0
Argentina	51.3	58.5
Chile	29.5	33.8
Japan	29.7	23.9
Mexico	40.2	39.2
Thailand	19.8	26.9
Other	75.5	76.3

Total foreign countries	881.2	1,029.7
United States	407.4	373.9

Consolidated	$1,288.6	$1,403.6

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

	August 31 2006	May 31 2006
Long-lived assets:
Canada	$3,224.1	$3,246.0
Brazil	342.9	320.2
Other	61.3	59.2

Total foreign countries	3,628.3	3,625.4
United States	3,499.5	3,514.8

Consolidated	$7,127.8	$7,140.2

21. Subsequent Event

On October 3, 2006, The Mosaic Company announced the retirement of Fritz Corrigan, President and Chief Executive Officer, which will be effective January 1, 2007. Succeeding Corrigan will be James T. Prokopanko, Mosaic’s Executive Vice President and Chief Operating Officer. Corrigan will continue to serve on Mosaic’s Board of Directors until its 2007 Annual Meeting of Stockholders and will provide transition consulting services through October 2007.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Financial Statements-Senior Notes

Payment of the Mosaic Global Holdings’ 10.875% Senior Notes due 2008, the 11.250% Senior Notes due 2011 and 10.875% Senior Notes due 2013 (Mosaic Global Holdings Senior Notes) is fully and unconditionally guaranteed by Mosaic, certain of Mosaic Global Holdings restricted subsidiaries (as defined in the Mosaic Global Holdings Senior Notes indentures), Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Senior Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended August 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$956.7	$874.7	$(542.8)	$1,288.6
Cost of goods sold	—	—	807.0	837.8	(552.5)	1,092.3

Gross margin	—	—	149.7	36.9	9.7	196.3
Selling, general and administrative expenses	9.1	(0.7)	39.2	20.4	(2.3)	65.7
Restructuring and other charges (income)	—	—	(0.4)	—	—	(0.4)
Other operating income	—	—	—	(0.6)	—	(0.6)

Operating earnings (loss)	(9.1)	0.7	110.9	17.1	12.0	131.6
Interest expense	7.4	46.1	24.2	5.8	(40.1)	43.4
Foreign currency transaction (gain) loss	(0.1)	0.1	(2.0)	(5.3)	—	(7.3)
Other (income) expense	(0.8)	(20.4)	(34.5)	(5.6)	42.8	(18.5)

Earnings (loss) from consolidated companies before income taxes	(15.6)	(25.1)	123.2	22.2	9.3	114.0
Provision (benefit) for income taxes	(12.7)	—	7.0	12.0	1.1	7.4

Earnings (loss) from consolidated companies	(2.9)	(25.1)	116.2	10.2	8.2	106.6
Equity in net earnings of nonconsolidated subsidiaries	—	—	0.4	3.5	—	3.9
Minority interest in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Net earnings (loss)	$(2.9)	$(25.1)	$116.6	$12.2	$8.2	$109.0

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,162.5	$889.1	$(648.0)	$1,403.6
Cost of goods sold	—	—	958.6	835.0	(638.8)	1,154.8

Gross margin	—	—	203.9	54.1	(9.2)	248.8
Selling, general and administrative expenses	3.0	0.2	29.6	24.2	—	57.0
Other operating (income) expense	0.1	—	(0.1)	(0.2)	—	(0.2)

Operating earnings (loss)	(3.1)	(0.2)	174.4	30.1	(9.2)	192.0
Interest expense	4.4	31.8	1.4	3.0	(2.3)	38.3
Foreign currency transaction (gain) loss	(0.2)	—	12.6	26.6	—	39.0
Other (income) expense	(3.9)	(7.1)	7.6	0.2	2.3	(0.9)

Earnings (loss) from consolidated companies before income taxes	(3.4)	(24.9)	152.8	0.3	(9.2)	115.6
Provision for income taxes	21.5	—	20.9	9.1	—	51.5

Earnings (loss) from consolidated companies	(24.9)	(24.9)	131.9	(8.8)	(9.2)	64.1
Equity in net earnings of nonconsolidated subsidiaries	—	—	0.6	13.6	—	14.2
Minority interest in net earnings of consolidated companies	—	—	—	(1.0)	(1.2)	(2.2)

Net earnings (loss)	$(24.9)	$(24.9)	$132.5	$3.8	$(10.4)	$76.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of August 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.1	$1.8	$7.2	$204.7	$—	$214.8
Receivables, net	0.3	1.9	152.9	279.9	—	435.0
Trade receivables due from Cargill, Inc. and affiliates	—	—	5.9	25.7	—	31.6
Intercompany receivables	1,080.4	921.9	1,642.2	186.8	(3,831.3)	—
Inventories	—	—	533.9	265.1	(27.0)	772.0
Other current assets	71.0	98.3	68.1	69.2	(142.2)	164.4

Total current assets	1,152.8	1,023.9	2,410.2	1,031.4	(4,000.5)	1,617.8
Property, plant and equipment, net	26.4	—	3,115.6	1,248.5	—	4,390.5
Intercompany notes receivable	—	567.7	290.2	73.4	(931.3)	—
Investment in consolidated companies	3,530.6	1,945.4	1,576.8	—	(7,052.8)	—
Investment in nonconsolidated companies	—	—	23.2	313.7	—	336.9
Other assets	(311.7)	119.7	2,025.5	611.9	(45.0)	2,400.4

Total assets	$4,398.1	$3,656.7	$9,441.5	$3,278.9	$(12,029.6)	$8,745.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$277.8	$6.8	$58.6	$—	$346.7
Accounts payable and accrued liabilities	18.2	(59.3)	555.6	423.7	(18.0)	920.2
Trade accounts payable due to Cargill, Inc. and affiliates	4.7	—	8.0	6.3	—	19.0
Intercompany payables	327.7	1,577.3	1,799.2	255.5	(3,959.7)	—

Total current liabilities	354.1	1,795.8	2,369.6	744.1	(3,977.7)	1,285.9
Long-term debt, less current maturities	342.1	1,592.0	241.0	47.6	—	2,222.7
Long-term debt-due to Cargill, Inc. and affiliates	(2.8)	—	3.6	1.4	—	2.2
Intercompany notes payable	7.6	182.1	633.5	108.1	(931.3)	—
Other noncurrent liabilities	(241.6)	242.9	1,195.0	418.7	(46.4)	1,568.6
Minority interest in consolidated subsidiaries	—	—	—	20.8	1.5	22.3
Stockholders’ equity (deficit)	3,938.7	(156.1)	4,998.8	1,938.2	(7,075.7)	3,643.9

Total liabilities and stockholders’ equity (deficit)	$4,398.1	$3,656.7	$9,441.5	$3,278.9	$(12,029.6)	$8,745.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(1.6)	$22.0	$11.7	$141.2	$—	$173.3
Receivables, net	0.8	2.2	160.1	290.1	—	453.2
Trade receivables due from Cargill, Inc. and affiliates	—	—	7.9	44.7	—	52.6
Intercompany receivables	955.2	810.5	1,207.4	207.2	(3,180.3)	—
Inventories	—	—	584.2	211.7	(35.0)	760.9
Other current assets	63.1	78.6	52.9	56.0	(110.2)	140.4

Total current assets	1,017.5	913.3	2,024.2	950.9	(3,325.5)	1,580.4
Property, plant and equipment, net	21.8	—	3,150.9	1,243.9	—	4,416.6
Intercompany notes receivable	—	617.4	287.3	45.7	(950.4)	—
Investment in consolidated companies	3,252.1	1,655.1	2,904.6	484.1	(8,295.9)	—
Investment in nonconsolidated companies	—	—	22.9	296.0	—	318.9
Other assets	(311.5)	120.5	2,035.5	608.8	(48.6)	2,404.7

Total assets	$3,979.9	$3,306.3	$10,425.4	$3,629.4	$(12,620.4)	$8,720.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$147.5	$6.9	$64.2	$—	$222.1
Accounts payable and accrued liabilities	5.8	(17.0)	605.2	289.6	3.3	886.9
Trade accounts payable due to Cargill, Inc. and affiliates	2.8	—	4.6	9.7	—	17.1
Intercompany payables	194.3	1,421.6	1,404.2	266.7	(3,286.8)	—

Total current liabilities	206.4	1,552.1	2,020.9	630.2	(3,283.5)	1,126.1
Long-term debt, less current maturities	343.0	1,750.9	242.7	48.0	—	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	(4.2)	—	6.4	1.3	—	3.5
Intercompany notes payable	—	179.6	663.1	108.1	(950.8)	—
Other noncurrent liabilities	(260.6)	245.8	1,271.0	458.7	(59.7)	1,655.2
Minority interest in consolidated subsidiaries	—	—	—	18.8	1.6	20.4
Stockholders’ equity (deficit)	3,695.3	(422.1)	6,221.3	2,364.3	(8,328.0)	3,530.8

Total liabilities and stockholders’ equity (deficit)	$3,979.9	$3,306.3	$10,425.4	$3,629.4	$(12,620.4)	$8,720.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$6.5	$(0.2)	$51.6	$92.7	$—	$150.6
Cash Flows from Investing Activities
Capital expenditures	(4.4)	—	(63.5)	(17.3)	—	(85.2)
Other	—	—	—	0.1	—	0.1

Net cash used in investing activities	(4.4)	—	(63.5)	(17.2)	—	(85.1)
Cash Flows from Financing Activities
Payments of short-term debt	—	(207.1)	—	(49.0)	—	(256.1)
Proceeds from issuance of short-term debt	—	187.1	—	44.5	—	231.6
Payments of long-term debt	(0.9)	—	(1.4)	(3.8)	—	(6.1)
Proceeds from issuance of long-term debt	—	—	—	0.2	—	0.2
Proceeds from stock options exercised	1.5	—	—	—	—	1.5

Net cash provided by (used in) financing activities	0.6	(20.0)	(1.4)	(8.1)	—	(28.9)
Effect of exchange rate changes on cash	—	—	8.8	(3.9)	—	4.9

Net change in cash and cash equivalents	2.7	(20.2)	(4.5)	63.5	—	41.5
Cash and cash equivalents— beginning of period	(1.6)	22.0	11.7	141.2	—	173.3

Cash and cash equivalents—end of period	$1.1	$1.8	$7.2	$204.7	$—	$214.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(79.2)	$(51.3)	$110.5	$101.2	$—	$81.2
Cash flows from investing activities
Capital expenditures	—	—	(42.1)	(48.6)	—	(90.7)
Proceeds from note of Saskferco Products, Inc.	—	—	11.8	—	—	11.8
Other	—	(0.4)	3.2	(4.0)	—	(1.2)

Net cash used in investing activities	—	(0.4)	(27.1)	(52.6)	—	(80.1)
Cash flows from financing activities
Payments of short-term debt	—	—	(21.7)	(39.2)	—	(60.9)
Proceeds from issuance of short-term debt	—	—	—	13.2	—	13.2
Payments of long-term debt	(0.9)	—	(1.9)	(8.0)	—	(10.8)
Proceeds from issuance of long-term debt	—	—	—	0.8	—	0.8
Proceeds from stock options exercised	23.5	—	—	—	—	23.5
Payments on debt due to Cargill, Inc. and affiliates	(0.1)	—	—	—	—	(0.1)
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other	0.1	(0.5)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	20.0	(0.5)	(23.6)	(33.2)	—	(37.3)
Effect of exchange rate changes on cash	—	—	(13.5)	6.0	—	(7.5)

Net change in cash and cash equivalents	(59.2)	(52.2)	46.3	21.4	—	(43.7)
Cash and cash equivalents—beginning of period	60.5	112.5	13.8	58.2	—	245.0

Cash and cash equivalents— end of period	$1.3	$60.3	$60.1	$79.6	$—	$201.3

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Financial Statements—Mosaic Global Holdings Other Notes

Payment of the Mosaic Global Holdings 6.875% debentures due 2007, 7.30% debentures due 2028, 7.375% debentures due 2018 and 9.45% debentures due 2011 (Mosaic Global Holdings Other Notes) is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended August 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$744.9	$1,071.3	$(527.6)	$1,288.6
Cost of goods sold	—	—	638.9	990.6	(537.2)	1,092.3

Gross margin	—	—	106.0	80.7	9.6	196.3
Selling, general and administrative expenses	9.1	(0.7)	30.9	28.7	(2.3)	65.7
Restructuring and other charges (income)	—	—	(0.4)	—	—	(0.4)
Other operating income	—	—	—	(0.6)	—	(0.6)

Operating earnings (loss)	(9.1)	0.7	75.5	52.6	11.9	131.6
Interest expense	7.4	46.1	5.0	24.2	(39.3)	43.4
Foreign currency transaction (gain) loss	(0.1)	0.1	—	(7.3)	—	(7.3)
Other (income) expense	(0.8)	(20.4)	(2.3)	(37.0)	42.0	(18.5)

Earnings (loss) from consolidated companies before income taxes	(15.6)	(25.1)	72.8	72.7	9.2	114.0
Provision (benefit) for income taxes	(12.7)	—	0.3	18.7	1.1	7.4

Earnings (loss) from consolidated companies	(2.9)	(25.1)	72.5	54.0	8.1	106.6
Equity in net earnings of nonconsolidated subsidiaries	—	—	—	3.9	—	3.9
Minority interest in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Net earnings (loss)	$(2.9)	$(25.1)	$72.5	$56.4	$8.1	$109.0

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$988.9	$1,062.7	$(648.0)	$1,403.6
Cost of goods sold	—	—	857.0	936.6	(638.8)	1,154.8

Gross margin	—	—	131.9	126.1	(9.2)	248.8
Selling, general and administrative expenses	3.0	0.2	35.1	18.7	—	57.0
Other operating (income) expense	0.1	—	(0.1)	(0.2)	—	(0.2)

Operating earnings (loss)	(3.1)	(0.2)	96.9	107.6	(9.2)	192.0
Interest expense	4.4	31.8	0.5	3.9	(2.3)	38.3
Foreign currency transaction (gain) loss	(0.2)	—	(2.8)	42.0	—	39.0
Other (income) expense	(3.9)	(7.1)	5.6	2.2	2.3	(0.9)

Earnings (loss) from consolidated companies before income taxes	(3.4)	(24.9)	93.6	59.5	(9.2)	115.6
Provision for income taxes	21.5	—	14.7	15.3	—	51.5

Earnings (loss) from consolidated companies	(24.9)	(24.9)	78.9	44.2	(9.2)	64.1
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	14.3	—	14.2
Minority interest in net earnings of consolidated companies	—	—	—	(1.0)	(1.2)	(2.2)

Net earnings (loss)	$(24.9)	$(24.9)	$78.8	$57.5	$(10.4)	$76.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of August 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.1	$1.8	$7.0	$204.9	$—	$214.8
Receivables, net	0.3	1.9	72.7	360.1	—	435.0
Trade receivables due from Cargill, Inc. and affiliates	—	—	5.3	26.3	—	31.6
Intercompany receivables	1,080.4	921.9	287.0	1,605.1	(3,894.4)	—
Inventories	—	—	454.0	343.5	(25.5)	772.0
Other current assets	71.0	98.3	26.8	110.1	(141.8)	164.4

Total current assets	1,152.8	1,023.9	852.8	2,650.0	(4,061.7)	1,617.8
Property, plant and equipment, net	26.4	—	1,879.2	2,484.9	—	4,390.5
Intercompany notes receivable	—	567.7	108.1	189.7	(865.5)	—
Investment in consolidated companies	3,530.6	1,945.4	11.8	658.6	(6,146.4)	—
Investment in nonconsolidated companies	—	—	2.5	334.4	—	336.9
Other assets	(311.7)	119.7	797.6	1,839.8	(45.0)	2,400.4

Total assets	$4,398.1	$3,656.7	$3,652.0	$8,157.4	$(11,118.6)	$8,745.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$277.8	$1.6	$63.8	$—	$346.7
Accounts payable and accrued liabilities	18.2	(59.3)	327.2	653.0	(18.9)	920.2
Trade accounts payable due to Cargill, Inc. and affiliates	4.7	—	8.0	6.3	—	19.0
Intercompany payables	327.7	1,577.3	790.6	1,325.9	(4,021.5)	—

Total current liabilities	354.1	1,795.8	1,127.4	2,049.0	(4,040.4)	1,285.9
Long-term debt, less current maturities	342.1	1,592.0	43.7	244.9	—	2,222.7
Long-term debt-due to Cargill, Inc. and affiliates	(2.8)	—	3.6	1.4	—	2.2
Intercompany notes payable	7.6	182.1	203.2	472.6	(865.5)	—
Other noncurrent liabilities	(241.6)	242.9	546.0	1,067.7	(46.4)	1,568.6
Minority interest in consolidated subsidiaries	—	—	—	20.8	1.5	22.3
Stockholders’ equity (deficit)	3,938.7	(156.1)	1,728.1	4,301.0	(6,167.8)	3,643.9

Total liabilities and stockholders’ equity (deficit)	$4,398.1	$3,656.7	$3,652.0	$8,157.4	$(11,118.6)	$8,745.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(1.6)	$22.0	$3.6	$149.3	$—	$173.3
Receivables, net	0.8	2.2	85.5	364.7	—	453.2
Trade receivables due from Cargill, Inc. and affiliates	—	—	4.1	48.5	—	52.6
Intercompany receivables	955.2	810.5	258.4	1,545.5	(3,569.6)	—
Inventories	—	—	484.6	309.8	(33.5)	760.9
Other current assets	63.1	78.6	12.1	96.4	(109.8)	140.4

Total current assets	1,017.5	913.3	848.3	2,514.2	(3,712.9)	1,580.4
Property, plant and equipment, net	21.8	—	1,897.8	2,497.0	—	4,416.6
Intercompany notes receivable	—	617.4	108.1	179.3	(904.8)	—
Investment in consolidated companies	3,252.1	1,655.1	11.6	3,377.1	(8,295.9)	—
Investment in nonconsolidated companies	—	—	2.5	316.4	—	318.9
Other assets	(311.5)	120.5	796.9	1,847.5	(48.7)	2,404.7

Total assets	$3,979.9	$3,306.3	$3,665.2	$10,731.5	$(12,962.3)	$8,720.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$147.5	$1.7	$69.4	$—	$222.1
Accounts payable and accrued liabilities	5.8	(17.0)	371.8	523.4	2.9	886.9
Trade accounts payable due to Cargill, Inc. and affiliates	2.8	—	4.6	9.7	—	17.1
Intercompany payables	194.3	1,421.6	740.8	1,318.6	(3,675.3)	—

Total current liabilities	206.4	1,552.1	1,118.9	1,921.1	(3,672.4)	1,126.1
Long-term debt, less current maturities	343.0	1,750.9	44.1	246.6	—	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	(4.2)	—	6.4	1.3	—	3.5
Intercompany notes payable	—	179.6	252.9	472.7	(905.2)	—
Other noncurrent liabilities	(260.6)	245.8	590.9	1,138.9	(59.8)	1,655.2
Minority interest in consolidated subsidiaries	—	—	—	18.8	1.6	20.4
Stockholders’ equity (deficit)	3,695.3	(422.1)	1,652.0	6,932.1	(8,326.5)	3,530.8

Total liabilities and stockholders’ equity (deficit)	$3,979.9	$3,306.3	$3,665.2	$10,731.5	$(12,962.3)	$8,720.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2006
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$6.5	$(0.2)	$54.9	$89.4	$—	$150.6
Cash Flows from Investing Activities
Capital expenditures	(4.4)	—	(51.0)	(29.8)	—	(85.2)
Other	—	—	—	0.1	—	0.1

Net cash used in investing activities	(4.4)	—	(51.0)	(29.7)	—	(85.1)
Cash Flows from Financing Activities
Payments of short-term debt	—	(207.1)	—	(49.0)	—	(256.1)
Proceeds from issuance of short-term debt	—	187.1	—	44.5	—	231.6
Payments of long-term debt	(0.9)	—	(0.5)	(4.7)	—	(6.1)
Proceeds from issuance of long-term debt	—	—	—	0.2	—	0.2
Proceeds from stock options exercised	1.5	—	—	—	—	1.5

Net cash provided by (used in) financing activities	0.6	(20.0)	(0.5)	(9.0)	—	(28.9)
Effect of exchange rate changes on cash	—	—	—	4.9	—	4.9

Net change in cash and cash equivalents	2.7	(20.2)	3.4	55.6	—	41.5
Cash and cash equivalents— beginning of period	(1.6)	22.0	3.6	149.3	—	173.3

Cash and cash equivalents—end of period	$1.1	$1.8	$7.0	$204.9	$—	$214.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Mosaic Global Holdings Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(79.2)	$(51.3)	$(7.6)	$219.3	$—	$81.2
Cash flows from investing activities
Capital expenditures	—	—	(19.5)	(71.2)	—	(90.7)
Proceeds from note of Saskferco Products, Inc.	—	—	11.8	—	—	11.8
Other	—	(0.4)	(4.9)	4.1	—	(1.2)

Net cash used in investing activities	—	(0.4)	(12.6)	(67.1)	—	(80.1)
Cash flows from financing activities
Payments of short-term debt	—	—	—	(60.9)	—	(60.9)
Proceeds from issuance of short-term debt	—	—	—	13.2	—	13.2
Payments of long-term debt	(0.9)	—	(1.4)	(8.5)		(10.8)
Proceeds from issuance of long-term debt	—	—	—	0.8	—	0.8
Proceeds from stock options exercised	23.5	—	—	—	—	23.5
Payments on debt due to Cargill, Inc. and affiliates	(0.1)	—	—	—	—	(0.1)
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other	0.1	(0.5)	—	—	—	(0.4)

Net cash provided by (used in) financing activities	20.0	(0.5)	(1.4)	(55.4)	—	(37.3)
Effect of exchange rate changes on cash	—	—	38.7	(46.2)	—	(7.5)

Net change in cash and cash equivalents	(59.2)	(52.2)	17.1	50.6	—	(43.7)
Cash and cash equivalents—beginning of year	60.5	112.5	1.0	71.0	—	245.0

Cash and cash equivalents—end of year	$1.3	$60.3	$18.1	$121.6	$—	$201.3

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Financial Statements—PAP Other Notes

Payment of the 7.0 percent notes due 2008 of PAP (PAP Other Notes) is fully and unconditionally guaranteed by Mosaic, Mosaic Fertilizer, LLC and Mosaic Crop Nutrition, LLC. The following tables present condensed consolidating financial information for the guarantors of the PAP Other Notes.

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended August 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$744.9	$1,067.3	$(523.6)	$1,288.6
Cost of goods sold	—	—	638.9	986.7	(533.3)	1,092.3

Gross margin	—	—	106.0	80.6	9.7	196.3
Selling, general and administrative expenses	9.1	0.5	30.9	27.5	(2.3)	65.7
Restructuring and other charges (income)	—	—	(0.4)	—	—	(0.4)
Other operating income	—	—	—	(0.6)	—	(0.6)

Operating earnings (loss)	(9.1)	(0.5)	75.5	53.7	12.0	131.6
Interest expense	7.4	11.4	5.0	38.7	(19.1)	43.4
Foreign currency transaction gain	(0.1)	—	—	(7.2)	—	(7.3)
Other (income) expense	(0.8)	(15.8)	(2.3)	(21.5)	21.9	(18.5)

Earnings (loss) from consolidated companies before income taxes	(15.6)	3.9	72.8	43.7	9.2	114.0
Provision (benefit) for income taxes	(12.7)	—	0.3	18.7	1.1	7.4

Earnings (loss) from consolidated companies	(2.9)	3.9	72.5	25.0	8.1	106.6
Equity in net earnings of nonconsolidated subsidiaries	—	—	—	3.9	—	3.9
Minority interest in net earnings of consolidated companies	—	—	—	(1.5)	—	(1.5)

Net earnings (loss)	$(2.9)	$3.9	$72.5	$27.4	$8.1	$109.0

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$988.9	$1,062.7	$(648.0)	$1,403.6
Cost of goods sold	—	—	857.0	936.6	(638.8)	1,154.8

Gross margin	—	—	131.9	126.1	(9.2)	248.8
Selling, general and administrative expenses	3.0	2.1	35.1	16.8	—	57.0
Other operating (income) expense	0.1	—	(0.1)	(0.2)	—	(0.2)

Operating earnings (loss)	(3.1)	(2.1)	96.9	109.5	(9.2)	192.0
Interest expense	4.4	—	0.5	35.7	(2.3)	38.3
Foreign currency transaction (gain) loss	(0.2)	—	(2.8)	42.0	—	39.0
Other (income) expense	(3.9)	7.2	5.6	(12.1)	2.3	(0.9)

Earnings (loss) from consolidated companies before income taxes	(3.4)	(9.3)	93.6	43.9	(9.2)	115.6
Provision for income taxes	21.5	—	14.7	15.3	—	51.5

Earnings (loss) from consolidated companies	(24.9)	(9.3)	78.9	28.6	(9.2)	64.1
Equity in net earnings (loss) of nonconsolidated subsidiaries	—	—	(0.1)	14.3	—	14.2
Minority interest in net earnings of consolidated companies	—	—	—	(1.0)	(1.2)	(2.2)

Net earnings (loss)	$(24.9)	$(9.3)	$78.8	$41.9	$(10.4)	$76.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of August 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.1	$(0.4)	$7.0	$207.1	$—	$214.8
Receivables, net	0.3	—	72.7	362.0	—	435.0
Trade receivables due from Cargill, Inc. and affiliates	—	—	5.3	26.3	—	31.6
Intercompany receivables	1,080.4	77.9	287.0	610.3	(2,055.6)	—
Inventories	—	—	454.0	343.5	(25.5)	772.0
Other current assets	71.0	—	26.8	80.6	(14.0)	164.4

Total current assets	1,152.8	77.5	852.8	1,629.8	(2,095.1)	1,617.8
Property, plant and equipment, net	26.4	—	1,879.2	2,484.9	—	4,390.5
Intercompany notes receivables	—	—	108.1	27.7	(135.8)	—
Investment in consolidated companies	3,530.6	269.7	11.8	(57.5)	(3,754.6)	—
Investment in nonconsolidated companies	—	—	2.5	334.4	—	336.9
Other assets	(311.7)	0.2	797.6	1,959.3	(45.0)	2,400.4

Total assets	$4,398.1	$347.4	$3,652.0	$6,378.6	$(6,030.5)	$8,745.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$2.6	$1.6	$339.0	$—	$346.7
Accounts payable and accrued liabilities	18.2	1.0	327.2	207.6	366.2	920.2
Trade accounts payable due to Cargill, Inc. and affiliates	4.7	—	8.0	6.3	—	19.0
Intercompany payables	327.7	451.4	790.6	870.3	(2,440.0)	—

Total current liabilities	354.1	455.0	1,127.4	1,423.2	(2,073.8)	1,285.9
Long-term debt, less current maturities	342.1	151.3	43.7	1,685.6	—	2,222.7
Long-term debt-due to Cargill, Inc. and affiliates	(2.8)	—	3.6	1.4	—	2.2
Intercompany notes payable	7.6	170.2	203.2	(245.2)	(135.8)	—
Other noncurrent liabilities	(241.6)	28.5	546.0	1,282.1	(46.4)	1,568.6
Minority interest in consolidated subsidiaries	—	—	—	20.8	1.5	22.3
Stockholders’ equity (deficit)	3,938.7	(457.6)	1,728.1	2,210.7	(3,776.0)	3,643.9

Total liabilities and stockholders’ equity (deficit)	$4,398.1	$347.4	$3,652.0	$6,378.6	$(6,030.5)	$8,745.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

(In millions)

(Unaudited)

	As of May 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(1.6)	$(0.2)	$3.6	$171.5	$—	$173.3
Receivables, net	0.8	—	85.5	366.9	—	453.2
Trade receivables due from Cargill, Inc. and affiliates	—	—	4.1	48.5	—	52.6
Intercompany receivables	955.2	72.8	258.4	479.3	(1,765.7)	—
Inventories	—	—	484.6	309.8	(33.5)	760.9
Other current assets	63.1	—	12.1	69.6	(4.4)	140.4

Total current assets	1,017.5	72.6	848.3	1,445.6	(1,803.6)	1,580.4
Property, plant and equipment, net	21.8	—	1,897.8	2,497.0	—	4,416.6
Intercompany notes receivables	—	—	108.1	—	(108.1)	—
Investment in consolidated companies	3,252.1	321.8	11.6	3,029.1	(6,614.6)	—
Investment in nonconsolidated companies	—	—	2.5	316.4	—	318.9
Other assets	(311.5)	0.2	796.9	1,967.8	(48.7)	2,404.7

Total assets	$3,979.9	$394.6	$3,665.2	$9,255.9	$(8,575.0)	$8,720.6

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$3.5	$2.6	$1.7	$214.3	$—	$222.1
Accounts payable and accrued liabilities	5.8	3.8	371.8	93.2	412.3	886.9
Trade accounts payable due to Cargill, Inc. and affiliates	2.8	—	4.6	9.7	—	17.1
Intercompany payables	194.3	451.2	740.8	789.1	(2,175.4)	—

Total current liabilities	206.4	457.6	1,118.9	1,106.3	(1,763.1)	1,126.1
Long-term debt, less current maturities	343.0	152.0	44.1	1,845.5	—	2,384.6
Long-term debt-due to Cargill, Inc. and affiliates	(4.2)	—	6.4	1.3	—	3.5
Intercompany notes payable	—	150.0	252.9	(294.5)	(108.4)	—
Other noncurrent liabilities	(260.6)	28.7	590.9	1,356.0	(59.8)	1,655.2
Minority interest in consolidated subsidiaries	—	—	—	18.8	1.6	20.4
Stockholders’ equity (deficit)	3,695.3	(393.7)	1,652.0	5,222.5	(6,645.3)	3,530.8

Total liabilities and stockholders’ equity (deficit)	$3,979.9	$394.6	$3,665.2	$9,255.9	$(8,575.0)	$8,720.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2006
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$6.5	$(0.2)	$54.9	$89.4	$—	$150.6
Cash Flows from Investing Activities
Capital expenditures	(4.4)	—	(51.0)	(29.8)	—	(85.2)
Other	—	—	—	0.1	—	0.1

Net cash used in investing activities	(4.4)	—	(51.0)	(29.7)	—	(85.1)
Cash Flows from Financing Activities
Payments of short-term debt	—	—	—	(256.1)	—	(256.1)
Proceeds from issuance of short-term debt	—	—	—	231.6	—	231.6
Payments of long-term debt	(0.9)	—	(0.5)	(4.7)	—	(6.1)
Proceeds from issuance of long-term debt	—	—	—	0.2	—	0.2
Proceeds from stock options exercised	1.5	—	—	—	—	1.5

Net cash provided by (used in) financing activities	0.6	—	(0.5)	(29.0)	—	(28.9)
Effect of exchange rate changes on cash	—	—	—	4.9	—	4.9

Net change in cash and cash equivalents	2.7	(0.2)	3.4	35.6	—	41.5
Cash and cash equivalents— beginning of period	(1.6)	(0.2)	3.6	171.5	—	173.3

Cash and cash equivalents—end of period	$1.1	$(0.4)	$7.0	$207.1	$—	$214.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

(In millions)

(Unaudited)

	For the three months ended August 31, 2005
	The Mosaic Company (Parent)	Phosphate Acquisition Partners L.P.	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(79.2)	$—	$(7.6)	$168.0	$—	$81.2
Cash flows from investing activities
Capital expenditures	—	—	(19.5)	(71.2)	—	(90.7)
Proceeds from note of Saskferco Products, Inc.	—	—	11.8	—	—	11.8
Other	—	—	(4.9)	3.7	—	(1.2)

Net cash used in investing activities	—	—	(12.6)	(67.5)	—	(80.1)
Cash flows from financing activities
Payments of short-term debt	—	—	—	(60.9)	—	(60.9)
Proceeds from issuance of short-term debt	—	—	—	13.2	—	13.2
Payments of long-term debt	(0.9)	—	(1.4)	(8.5)	—	(10.8)
Proceeds from issuance of long-term debt	—	—	—	0.8	—	0.8
Proceeds from stock options exercised	23.5	—	—	—	—	23.5
Payments on debt due to Cargill, Inc. and affiliates	(0.1)	—	—	—	—	(0.1)
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other	0.1	—	—	(0.5)	—	(0.4)

Net cash provided by (used in) financing activities	20.0	—	(1.4)	(55.9)	—	(37.3)
Effect of exchange rate changes on cash	—	—	38.7	(46.2)	—	(7.5)

Net change in cash and cash equivalents	(59.2)	—	17.1	(1.6)	—	(43.7)
Cash and cash equivalents— beginning of period	60.5	—	1.0	183.5	—	245.0

Cash and cash equivalents—end of period	$1.3	$—	$18.1	$181.9	$—	$201.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively.

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2006 and 2005 ($ in millions, except for per share data):

	Three months ended August 31		2006-2005
	2006	2005	Change	Percent
Net sales	$1,288.6	$1,403.6	$(115.0)	(8%)
Cost of goods sold	1,092.3	1,154.8	(62.5)	(5%)

Gross margin	196.3	248.8	(52.5)	(21%)
Gross margin percentage	15.2%	17.7%
Selling, general and administrative expenses	65.7	57.0	8.7	15%
Restructuring and other charges (income)	(0.4)	—	(0.4)	100%
Other operating income	(0.6)	(0.2)	(0.4)	200%

Operating earnings	131.6	192.0	(60.4)	(31%)
Interest expense	43.4	38.3	5.1	13%
Foreign currency transaction (gain) loss	(7.3)	39.0	46.3	119%
Other income	(18.5)	(0.9)	17.6	1956%
Provision for income taxes	7.4	51.5	(44.1)	(86%)
Equity in net earnings of nonconsolidated companies	3.9	14.2	(10.3)	(73%)
Minority interests in net earnings of consolidated companies	(1.5)	(2.2)	0.7	(32%)

Net earnings	$109.0	$76.1	$32.9	43%

Diluted net earnings per share	$0.25	$0.18	$0.07	39%
Diluted weighted average number of shares outstanding	438.1	433.9

Overview of Consolidated Results

Our operating results for the fiscal 2007 first quarter ended August 31, 2006 showed net earnings of $109.0 million, or $0.25 per diluted share, compared with net earnings of $76.1 million, or $0.18 per diluted share, for the same period a year ago. Our fiscal 2007 first quarter results were primarily influenced by the following factors:

•	Net sales were $1.29 billion for the first quarter of fiscal 2007, a decline of 8% compared with a year ago. This was mainly the result of lower Phosphate and Offshore net sales. The gross margin was $196.3 million, or 15.2% of net sales, compared with $248.8 million, or 17.7% of net sales, a year ago. Total operating earnings was $131.6 million in fiscal 2007 first quarter, down 31% from the year ago period. The decline in the gross margin and operating earnings are primarily the result of changes in unrealized mark-to-market derivative gains, which were $61.3 million in the first quarter of fiscal 2006, compared with a gain of $0.6 million in the first quarter of fiscal 2007.

•	Phosphates net sales declined $66.9 million to $789.6 million compared with the same period in fiscal 2006. The decrease in net sales was mainly due to lower volumes which were partially offset by higher DAP prices. The gross margin was $109.2 million, or 13.8% of net sales, compared with $136.9 million, or 16.0% of net sales, for the same period in fiscal 2006.

•	Potash net sales increased $22.4 million to $290.1 million compared with the same period in fiscal 2006. The increase in net sales was mainly due to higher sales volumes which were partially offset by lower potash prices. Gross margin was $69.4 million, or 23.9% of net sales, compared with $107.1 million, or 40.0% of net sales, for the same period in fiscal 2006.

•	Offshore net sales decreased 11% to $303.9 million compared with the same period in fiscal 2006. The decrease in net sales was mainly due to a poor agricultural economy in Brazil, a decline in sales to southeast Asia and a drought in Australia.

•	We had a foreign currency transaction gain of $7.3 million in the first quarter compared with a loss of $39.0 million in the same quarter a year ago.

•	Other income was $18.5 million in the first quarter of fiscal 2007 primarily as a result of an arbitration award that related to operations of IMC Global Inc. prior to the Combination.

•	We had an effective tax rate of 6.5% in the first quarter of fiscal 2007 compared with 44.6% in the prior year’s quarter. The decrease was primarily the result of a $39.0 million benefit from the reduction of the Canadian federal corporate tax rate and the elimination of the corporate surtax.

•	The equity in net earnings of non-consolidated companies declined to $3.9 million compared with $14.2 million in the same quarter in fiscal 2006. This was the result of a decline in earnings from Fertifos S.A. and Saskferco.

Recent Developments

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. We are in the process of determining the impact of the provisions of the Act, which may include accelerated rates of funding to our defined benefits pension plans, on our financial position, results of operations and cash flows.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Three months ended August 31		2006-2005
	2006	2005	Change	Percent
Net sales:
North America	$279.4	$301.9	$(22.5)	(7%)
International	510.2	554.6	(44.4)	(8%)

Total	789.6	856.5	(66.9)	(8%)
Cost of goods sold	680.4	719.6	(39.2)	(5%)

Gross margin	$109.2	$136.9	$(27.7)	(20%)

Gross margin as a percent of net sales	13.8%	16.0%
Sales volume (in thousands of metric tonnes):
Fertilizer(a)	2,077	2,672	(595)	(22%)
Feed	218	264	(46)	(17%)

Total	2,295	2,936	(641)	(22%)

Average price per tonne:
DAP (FOB plant)	$251	$240	$11	5%
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$301	$301	$—	—
Sulfur (long ton)	72	67	5	7%

(a)	Excludes non-Mosaic tonnes sold by PhosChem

Three months ended August 31, 2006 and 2005

Phosphates’ net sales decreased 8% in the first quarter of fiscal 2007, as a result of lower sales volume, partially offset by higher DAP prices. In the first quarter of fiscal 2007, sales volumes decreased to 2.3 million tonnes of fertilizer and feed phosphates, compared with 2.9 million tonnes for the same period in fiscal 2006. The average price of DAP increased to $251 per tonne, an increase of $11 per tonne compared with the same period in the prior fiscal year. We consolidate the financials of the Phosphate Chemicals Export Association, Inc. (PhosChem), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers. Non-Mosaic revenue from PhosChem sales of 0.3 million tonnes equivalent to $110.5 million is included in our first quarter of fiscal 2007 results compared with 0.1 million tonnes, or $50.7 million a year ago.

In October 2006, CF Industries, Inc. plans to join PhosChem. This will result in an increase in non-Mosaic Phoschem revenue and sales volumes for the remainder of fiscal 2007. We expect that Mosaic will still account for more than 80% of PhosChem’s revenue and sales volume in fiscal 2007.

The North American fertilizer market was slow during the first quarter of fiscal 2007 and we estimate that industry DAP and MAP domestic sales were down by about 7.6% during this period as fertilizer dealers delayed purchases of their fall requirements. Net sales to the international market for phosphates were slightly lower in the first quarter as strong demand in India was offset by lower sales to Pakistan, China, and Australia.

Gross margin as a percentage of sales decreased from 16.0% in the first quarter of fiscal 2006 to 13.8% in the period in fiscal 2007. The decline in gross margin was primarily a result of unrealized mark-to-market gains of $35.2 million last year compared with $5.1 million for the first quarter of fiscal 2007, partially offset by the benefits of higher prices and our fourth quarter fiscal 2006 restructuring actions.

Our phosphate rock production was 3.7 million tonnes during the first quarter of fiscal 2007 compared with 5.5 million tonnes for the same period a year ago. This decline in production is primarily due to the closure of our Kingsford phosphate rock mine in September 2005 and Fort Green phosphate rock mine in May 2006. Phosphates production of DAP and MAP was 2.1 million tonnes for the first quarter of fiscal 2007, compared to 2.6 million tonnes for DAP, MAP and TSP for the same period last year.

Our average feed phosphate price increased by about 16.7% in the first quarter of fiscal 2007 compared with year ago levels as a result of a strong international feed market. We are currently operating our phosphate feed plants at Riverview and New Wales in Florida at near capacity levels, and we have started several debottlenecking projects to be able to increase our production capacity, including an expansion at Riverview.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Three months ended August 31		2006-2005
	2006	2005	Change	Percent
Net sales:
North America	$182.4	$160.6	$21.8	14%
International	107.7	107.1	0.6	1%

Total	290.1	267.7	22.4	8%
Cost of goods sold	220.7	160.6	60.1	37%

Gross margin	$69.4	$107.1	$(37.7)	(35%)

Gross margin as a percent of net sales	23.9%	40.0%
Sales volume (in thousands of metric tonnes):
Fertilizer	1,438	1,374	64	5%
Non-agricultural (industrial and feed)	245	240	5	2%

Total	1,683	1,614	69	4%

Average price per tonne:
Potash (FOB plant)	$129	$137	$(8)	(6%)

Three months ended August 31, 2006 and 2005

Potash’s net sales increased 8% in the first quarter of fiscal 2007 compared to fiscal 2006 primarily due to higher sales volumes. Potash sales volumes increased to 1.7 million tonnes in the first quarter of fiscal 2007 compared with 1.6 million tonnes a year ago. The average potash sales price was 6% lower during the first quarter of fiscal 2007. In order to control inventories during the first quarter of fiscal 2007, we reduced potash production from 1.7 million tonnes to 1.5 million tonnes. Also, under a long-term contract with Potash Corporation of Saskatchewan (PCS), we mine and refine PCS reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. For the three months ended August 31, 2006, reported sales under this contract were higher than the year-ago quarter.

Our Saskatchewan potash products are sold through Canpotex Limited. In July 2006, Canpotex finalized a supply agreement with a key customer in China. The supply contract was for the remainder of calendar 2006 with shipments that began in August. In addition to China, Canpotex successfully concluded potash contracts with Indian importers at the end of August. International sales are expected to increase as volumes to most customers in the Asian region recover.

Potash gross margin as a percent of sales decreased from 40.0% in the first quarter of fiscal 2006 to 23.9% in the same period in fiscal 2007. In the first quarter of fiscal 2006, we had unrealized mark-to-market derivative gains of $26.1 million compared with a loss of $4.5 million in the same period for fiscal 2007. This change of $30.6 million along with the selling price decline accounts for most of the gross margin decline.

We are in the process of completing a capacity expansion of our Esterhazy mine. The 400,000 tonne per year capacity increase is expected to be completed by December 2006.

Nitrogen Net Sales and Gross Margin

The following table summarizes Nitrogen net sales, gross margin and equity in net earnings of non-consolidated companies ($ in millions):

	Three months ended August 31		2006-2005
	2006	2005	Change	Percent
Net sales	$21.1	$24.2	$(3.1)	(13%)
Cost of goods sold	19.0	22.7	(3.7)	(16%)

Gross margin	$2.1	$1.5	$0.6	40%

Gross margin as a percent of net sales	10.0%	6.2%
Equity in net earnings of nonconsolidated companies—Saskferco	$1.5	$5.5	$(4.0)	(73%)

Three months ended August 31, 2006 and 2005

Nitrogen net sales decreased 13% in the first quarter of fiscal 2007 compared with the same period in fiscal 2006 while gross margin improved by $0.6 million. Mosaic serves as a marketing agent for Saskferco’s nitrogen products.

Equity in net earnings of Saskferco decreased 73% in the first quarter of fiscal 2007 primarily as a result of the effect of higher mark-to-market gains on natural gas contracts in the fiscal 2006 first quarter.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, gross margin per metric tonne, and equity in net earnings of non-consolidated companies ($ in millions, except gross margin per metric tonne):

	Three months ended August 31		2006-2005
	2006	2005	Change	Percent
Net sales	$303.9	$340.0	$(36.1)	(11%)
Cost of goods sold	290.6	327.8	(37.2)	(11%)

Gross margin	$13.3	$12.2	$1.1	9%

Gross margin as a percent of net sales	4.4%	3.6%
Gross margin per metric tonne	$4.23	$4.05	$0.18	4%
Equity in net earnings of nonconsolidated companies:
Fertifos S.A.	$0.8	$7.0	$(6.2)	(89%)
Other subsidiaries	1.2	1.1	0.1	9%

Total	$2.0	$8.1	$(6.1)	(75%)

Three months ended August 31, 2006 and 2005

Offshore’s net sales decreased 11% in the first quarter of fiscal 2007 compared with fiscal 2006 despite a 4% increase in sales volumes as sales prices in Brazil declined due to lower raw material costs and the appreciation of the Brazilian Reias by 9.5% from the quarter ended August 2006 to the quarter ended August 2007. In the first quarter of fiscal 2007, gross margin increased to $13.3 million, or 4.4% of net sales, compared to $12.2 million, or 3.6% of net sales, for the same period in fiscal 2006. The modest increase in gross margin is primarily due to a slight recovery in the gross margin in Brazil.

While Brazil’s volume declined 6% compared to fiscal 2006, gross margin increased $3.3 million to $4.2 million in the first quarter of fiscal 2007 compared with $0.9 million for the same period a year ago. The unfavorable market conditions continue for the agricultural sector with delayed shipments and lower fertilizer consumption, but lower raw material costs and aggressive actions taken to reduce our costs, including reducing personnel, led to improved gross margin.

In Argentina, gross margin increased $0.4 million to $4.0 million in the first quarter of fiscal 2007. Our new single super phosphate plant (SSP) with a capacity of 240,000 tonnes per year began production during the quarter. The facility, the first phosphate plant in Argentina, was built next to our port terminal, allowing us to leverage our distribution capabilities and synergies. The facility is also located close to a significant soybean producing area in Argentina. As SSP is a competitive source of nutrients for soybeans, this investment will allow Mosaic to participate in a market that is expected to grow in the future.

In India, gross margin declined $0.9 million to $0.2 million in the first quarter of fiscal 2007. Gross margin was lower primarily due to a decrease in the projected subsidy from the government. The Indian government imposes a uniform cap on DAP prices for farmers across the country. If the capped price for DAP is below imported and domestic production costs, the difference is made up to importers and domestic producers via a subsidy.

Net sales were lower in Australia due to a severe drought in Australia and reduced sales from Australia to Pakistan because of a saturated market in Pakistan. This reduced volumes to less than half of fiscal 2006 and gross margin declined $0.9 million to $0.3 million in the first quarter of fiscal 2007.

Equity in net earnings of non-consolidated companies declined to $2.0 million for the first quarter of fiscal 2007 compared with $8.1 million in the same period in fiscal 2006. This was mainly the result of lower equity earnings in the Fertifos S.A., and its subsidiary Fosfertil S.A. operations due to the poor agricultural market environment and seasonal demand.

Selling, General and Administrative Expenses

(In millions) Quarter Ended August 31	Selling, General and Administrative Expenses	Percent of Net Sales	Increase (Decrease) Over Prior Period
			Dollar	Percentage
2006	$65.7	5.1%	$8.7	15.3%
2005	57.0	4.1%

Selling, general and administrative expenses were $65.7 million for the three months ended August 31, 2006 compared to $57.0 million for three months ended August 31, 2005. The increase was primarily a result of fully expensing share-based compensation at the date of grant due to the retirement age provision for grants after June 1, 2006, as more fully described in Note 15. Sarbanes-Oxley Section 404 compliance costs also contributed to higher expenses in the first quarter of fiscal 2007.

Interest Expense

(In millions) Quarter Ended August 31	Interest Expense	Percent of Net Sales	Increase (Decrease) Over Prior Period
			Dollar	Percentage
2006	$43.4	3.4%	$5.1	13.3%
2005	38.3	2.7%

Interest expense was $43.4 million for the three months ended August 31, 2006 compared to $38.3 million for the same period in the prior year. This increase for the three months ended August 31, 2006 was due to borrowings on the line of credit and higher interest rates than in the same period in the prior year.

Foreign Currency Transaction (Gain) Loss

(In millions) Quarter Ended August 31	(Gain) Loss	Percent of Net Sales	Increase (Decrease) Over Prior Period
			Dollar	Percentage
2006	$(7.3)	(0.6%)	$46.3	118.7%
2005	39.0	2.8%

For the three months ended August 31, 2006, we recorded a foreign currency transaction gain of $7.3 million compared with a loss of $39.0 million for the same period in the prior year. In the first quarter of fiscal 2007, the gain was mainly the result of the effect of a slight weakening of the Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. In the first quarter of fiscal 2006, the loss was primarily related to a significant strengthening of the Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. The Canadian dollar is the functional currency for our Potash business which translates its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency. This results in transaction gains or losses reflected in Mosaic’s Consolidated Statement of Operations. Because this is a non-cash accounting exposure, we choose not to hedge it.

Other (Income) Expense

(In millions) Quarter Ended August 31	Other (Income) Expense	Percent of Net Sales	Increase (Decrease) Over Prior Period
			Dollar	Percentage
2006	$(18.5)	(1.4%)	$17.6	1955.6%
2005	(0.9)	(0.1%)

For the three months ended August 31, 2006, we recorded other income of $18.5 million compared with $0.9 million for the same period in the prior year primarily due to an arbitration award received in July 2006 that related to operations of IMC Global Inc. prior to the Combination. The arbitration award arose out of a 2004 settlement of class action lawsuits by plaintiffs from Pensacola, Florida against Agrico, a subsidiary of Mosaic, and a number of unrelated defendants in the Circuit Court of Escambia County, Florida based on alleged releases of contaminants to groundwater from a former Agrico facility in Pensacola, Florida. The facility historically operated as a division of Conoco and subsequently as a subsidiary of Williams. In 2004, Conoco and Agrico reached a settlement with the plaintiffs. Agrico had contract and other rights against Williams that it subsequently asserted in a private arbitration. The arbitration proceeding concluded in July, 2006 with a decision awarding $20.2 million to Agrico. A portion of this award, up to 25% may be remitted by Agrico to third parties.

Provision for Income Taxes

Year Ended May 31	Effective Tax Rate
2006	6.5%
2005	44.6%

We had an effective tax rate of 6.5% in the first quarter of fiscal 2007 compared with 44.6% in the prior year’s quarter. The decrease was primarily the result of a $39.0 million benefit from the reduction of the

Canadian federal corporate tax rate and the elimination of the corporate surtax. The Canadian tax benefit decreased the 6.5% effective tax rate by 34.2% in the first quarter of fiscal 2007.

Equity in Net Earnings of Non-consolidated Companies

(In millions) Quarter Ended August 31	Equity in Net Earnings of Non-consolidated Companies	Percent of Net Sales	Increase (Decrease) Over Prior Period
			Dollar	Percentage
2006	$3.9	0.3%	$(10.3)	(72.5%)
2005	14.2	1.0%

Equity in net earnings of non-consolidated companies was $3.9 million for the three months ended August 31, 2006, compared with $14.2 million for the same period in fiscal 2006. The decrease relates to lower earnings contributed from Fertifos S.A., and its subsidiary Fosfertil S.A., and Saskferco.

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

Operating Activities

Operating activities provided $150.6 million of cash for three months ended August 31, 2006, an increase of $69.4 million compared to the same period in fiscal 2006. The increase in operating cash flows was primarily the result of an increase in net earnings after noncash adjustments partially offset by a slightly larger increase in working capital in the first quarter of fiscal 2007 compared with the same period a year ago.

Investing Activities

Investing activities used $85.1 million of cash for the three months ended August 31, 2006, an increase of $5.0 million compared to the same period in fiscal 2006. The increase in cash used by investing activities primarily related to the fact that we received $11.8 million in proceeds from a note receivable from Saskferco Products, Inc. in the first quarter of fiscal 2006 partially offset by lower capital expenditures in the first quarter of fiscal 2007 as a result of the impact of the Phosphates Restructuring.

Financing Activities

Cash used by financing activities for the three months ended August 31, 2006, was $28.9 million, a decrease of $8.4 million compared with the same period in fiscal 2006. The primary reason for the decrease in cash flows used by financing activities is a reduction of net debt repayments and proceeds from stock options, compared with the year-ago quarter.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Notes to the Consolidated Financial Statements above for an update of certain significant information relating to our financing arrangements, including our indebtedness. A more detailed description of our financing arrangements is included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to Phosphates, we are subject to financial assurance requirements or letters of credit. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strengths test or provide credit support, typically in the form of surety bonds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Off-Balance Sheet Arrangements and Obligations

Further information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 14 of the Consolidated Financial Statements.

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, changes in freight costs and fluctuations in market prices for our products, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes. See Note 17 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 for additional information on market risk and Note 18 of Form 10-Q for the quarter ended August 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and incorporated by reference herein, which have not been remediated as of August 31, 2006:

•	Ineffective monitoring of the internal controls of our Phosphates business segment

•	Inadequate segregation of duties related to our North American computer software applications

•	Ineffective controls over our accounting for income taxes

(b)	Changes in Internal Control Over Financial Reporting

Management is taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and incorporated by reference herein. By their nature, such actions require a period of time to implement and become fully effective. The following are specific corrective actions that occurred during the first quarter of fiscal 2007 related to the material weaknesses described above.

•	Appointed an interim controller for the Phosphates business segment.

•	Leveraged corporate accounting resources to supplement the Phosphates business segment team on accounting matters.

•	Conducted monthly business segment financial reviews within the controllers’ organization that encompass analysis of actual results by business segment and quarterly business segment balance sheet reviews.

•	Hired a Vice President—Tax who will commence employment in October 2006.

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 14 of our Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report Form 10-Q.

In addition, in November 2005, FDEP sent us a warning notice alleging that we had violated the Florida underground injection control well regulations by failing to permit certain wells used to recharge the groundwater aquifer nearest the surface at the Manson-Jenkins mining tract of our Fort Green mine. The wells were included as a possible option for recharging aquifers under adjoining wetlands in the Manson-Jenkins tract mining permit, but permits specific to the underground injection control regulations were not sought. FDEP has proposed and we paid a penalty of $0.2 million in August 2006.

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

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 9, 2006

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.ii	Bylaws of The Mosaic Company, as amended and restated effective August 17, 2006	Exhibit B to Exhibit 10.ii. to the Current Report on Form 8-K of The Mosaic Company for August 17, 2006*

10.ii	Investor Rights Agreement between Cargill, Incorporated, Cargill Fertilizer, Inc. and GNS I (U.S.) Corp. (“Cargill”) and The Mosaic Company, as amended and restated as of August 17, 2006	Exhibit 10.ii. to the Current Report on Form 8-K of The Mosaic Company for August 17, 2006*

10.iii.a.**	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of The Mosaic Company for August 2, 2006*

10.iii.b.**	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.4. to the Current Report on Form 8-K of The Mosaic Company for August 2, 2006*

10.iii.c.**	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 4, 2006	Exhibit 99.5. to the Current Report on Form 8-K of The Mosaic Company for August 2, 2006*

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

99	Item 9A(b) and 9A(d) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006	Items 9A(b) and 9A(d) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006*

*	SEC File No. 001-32327
**	Denotes management contract or compensatory plan.