Form 10-Q
period 2006-11-30
MOSAIC CO
filed 2007-01-30
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 439,582,912 common shares as of January 24, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Net sales	$1,522.0	$1,497.5	$2,810.6	$2,901.1
Cost of goods sold	1,361.5	1,289.1	2,453.8	2,443.9

Gross margin	160.5	208.4	356.8	457.2
Selling, general and administrative expenses	70.4	68.0	136.1	125.0
Restructuring and other charges (income)	—	—	(0.4)	—
Other operating income	(0.6)	1.1	(1.2)	0.9

Operating earnings	90.7	139.3	222.3	331.3
Interest expense	41.6	42.9	85.0	81.2
Foreign currency transaction (gain) loss	(19.8)	13.7	(27.1)	52.7
Other income	(6.7)	(3.8)	(25.2)	(4.7)

Earnings from consolidated companies before income taxes	75.6	86.5	189.6	202.1
Provision for income taxes	24.1	42.3	31.5	93.8

Earnings from consolidated companies	51.5	44.2	158.1	108.3
Equity in net earnings of non-consolidated companies	15.4	12.9	19.3	27.1
Minority interests in net earnings of consolidated companies	(1.0)	(2.1)	(2.5)	(4.3)

Net earnings	$65.9	$55.0	$174.9	$131.1

Earnings available for common stockholders:
Net earnings	$65.9	$55.0	$174.9	$131.1
Preferred stock dividend	—	2.5	—	5.1

Earnings available for common stockholders	$65.9	$52.5	$174.9	$126.0

Basic earnings per share	$0.15	$0.14	$0.41	$0.33

Diluted earnings per share	$0.15	$0.13	$0.40	$0.30

Basic weighted average common shares outstanding	438.1	381.1	428.8	380.5

Diluted weighted average common shares outstanding	439.4	434.5	438.7	434.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	November 30 2006	May 31 2006
Assets
Current assets:
Cash and cash equivalents	$268.4	$173.3
Receivables, net	538.9	453.2
Trade receivables due from Cargill, Incorporated and affiliates	30.9	52.6
Inventories	655.4	760.9
Deferred income taxes	44.1	50.5
Other current assets	89.7	89.9

Total current assets	1,627.4	1,580.4
Property, plant and equipment, net	4,304.8	4,416.6
Investments in nonconsolidated companies	350.9	318.9
Goodwill	2,305.7	2,347.1
Other assets	64.4	57.6

Total assets	$8,653.2	$8,720.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$74.9	$152.8
Current maturities of long-term debt	217.8	69.3
Accounts payable and accrued liabilities	783.9	789.0
Trade accounts payable due to Cargill, Incorporated and affiliates	27.5	17.1
Accrued income taxes	129.5	97.9

Total current liabilities	1,233.6	1,126.1
Long-term debt, less current maturities	2,208.6	2,384.6
Long-term debt-due to Cargill, Incorporated and affiliates	2.2	3.5
Deferred income taxes	611.1	675.0
Other noncurrent liabilities	925.9	980.2
Minority interest in consolidated subsidiaries	23.7	20.4
Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 0 and 2,750,000 shares issued and outstanding as of November 30, 2006 and May 31, 2006, respectively (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 0 and 5,458,955 shares issued and outstanding as of November 30, 2006 and May 31, 2006, respectively	—	0.1
Common stock, 439,084,679 and 384,393,848 shares issued and outstanding as of November 30, 2006 and May 31, 2006, respectively	4.4	3.8
Capital in excess of par value	2,279.1	2,244.8
Retained earnings	1,157.8	982.9
Accumulated other comprehensive income	206.8	299.2

Total stockholders’ equity	3,648.1	3,530.8

Total liabilities and stockholders’ equity	$8,653.2	$8,720.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30
	2006	2005
Cash Flows from Operating Activities
Net cash provided by operating activities	$292.8	$162.1
Cash Flows from Investing Activities
Capital expenditures	(114.6)	(181.7)
Proceeds from note receivable from Saskferco Products Inc.	—	29.2
Other	(0.1)	(0.2)

Net cash used in investing activities	(114.7)	(152.7)
Cash Flows from Financing Activities
Payments of short-term debt	(437.1)	(59.6)
Proceeds from issuance of short-term debt	360.6	31.2
Payments of long-term debt	(11.5)	(64.9)
Proceeds from issuance of long-term debt	0.3	6.3
Proceeds from stock options exercised	21.9	23.8
Payments on debt due to Cargill, Inc. and affiliates	—	(1.7)
Cash dividends paid	—	(5.1)

Net cash used in financing activities	(65.8)	(70.0)
Effect of exchange rate changes on cash and cash equivalents	(17.2)	(18.4)

Net change in cash and cash equivalents	95.1	(79.0)
Cash and cash equivalents—beginning of period	173.3	245.0

Cash and cash equivalents—end of period	$268.4	$166.0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$106.2	$103.5
Income taxes	37.4	90.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (Mosaic and together with its subsidiaries, we, us, our, or the Company) is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients. For the global agriculture industry, we are a single source for phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients. Headquartered in Plymouth, Minnesota, we serve customers in approximately 45 countries. We have phosphate mining operations in Florida and phosphate production facilities in Florida, Louisiana and Argentina; potash mines and production facilities in Saskatchewan, Canada, New Mexico and Michigan; strategic equity investments in phosphate and nitrogen production facilities in Brazil, China and Canada; and a combination of production, blending or distribution operations in nearly a dozen countries, including the top four nutrient consuming countries in the world. We were formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated on October 22, 2004, which we refer to as the Combination. Upon completion of the Combination, IMC’s former common stockholders owned 33.5% and Cargill and its affiliates (Cargill) owned 66.5% of the outstanding shares of our common stock. As of November 30, 2006, Cargill owned approximately 65.1% of our outstanding common stock. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS.”

We conduct our business through wholly and majority owned subsidiaries, consolidated variable interest entities, and investments accounted for by the equity method. We are organized into four business segments: Phosphates, Potash, Offshore and Nitrogen. Through these segments, we are engaged in mining, manufacturing, blending and distributing crop nutrient and animal feed ingredients around the world.

Our Phosphates business segment, which we refer to as Phosphates, operates four mines and three production facilities in Florida that produce phosphate-based fertilizer and animal feed ingredients, and two production facilities in Louisiana that produce phosphate fertilizer. We are the only phosphate producer in Florida with a production facility located on Tampa Bay, and our Louisiana plants are located on the Mississippi River to conveniently serve the country’s heartland. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Phosphates’ results include North American distribution activities and results of Phosphate Chemical Export Association, Inc. (PhosChem), a Webb-Pomerene Act export association which exports most of our phosphate fertilizer products around the world.

Our Potash business segment, which we refer to as Potash, mines and processes salts of potassium, commonly referred to as potash, in Canada and the United States. We have four mines in Canada within the Province of Saskatchewan and two in the United States located in New Mexico and Michigan. Each mine has related facilities that refine the mined potash. During calendar year 2007, we expect to cease production of potash at our Michigan mine and the related refining facilities although salt production will continue. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. Potash sales include domestic and international sales.

Our Offshore business segment, which we refer to as Offshore, consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key international markets, including Brazil, China and India. In addition, we also own or have strategic investments in production facilities in Brazil, China and Argentina. Our operations and strategic investments in Brazil make us one of the largest producers and distributors of blended fertilizers in this key agricultural market. We own a 19.8% direct and indirect interest in Fosfertil S.A. (Fosfertil) the largest domestic producer of phosphate and a significant nitrogen fertilizer manufacturer in Brazil. Fosfertil and its subsidiary operate three phosphate production facilities, two phosphate rock mines, and two nitrogen manufacturing facilities. In China, we own a 35% equity stake in Yunnan Three

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Circles-Sinochem-Cargill Fertilizers Co., Ltd., a diammonium phosphate, or DAP, granulation plant near Kunming in Yunnan Province. In addition, in August 2006 we expanded our presence in Argentina through the start-up of a newly constructed granular single superphosphate (SSP) plant adjacent to our port operations in Quebracho. Offshore serves as a market for Phosphates and Potash but also purchases and markets products from other suppliers worldwide.

Our Nitrogen business segment, which we refer to as Nitrogen, includes activities related to the North American distribution of nitrogen-based fertilizer sold primarily through our owned or leased distribution facilities. Our Nitrogen segment also includes our 50% equity ownership interest in Saskferco Products, Inc. (Saskferco) a Saskatchewan-based nitrogen producer. Mosaic serves as a marketing agent for Saskferco’s nitrogen products.

Intersegment sales are eliminated within the Corporate, Eliminations, and Other Segment. See Note 20 for additional segment information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (U.S. GAAP) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of November 30, 2006, our results of operations for the three and six months ended November 30, 2006 and 2005, and cash flows for the six months ended November 30, 2006 and 2005. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Condensed Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

Goodwill is carried at cost; it is not amortized and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. During the second quarter of fiscal 2007, goodwill was tested for impairment in this manner. The fair value of our reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

Reclassifications

We have reclassified certain current and prior year amounts for comparative purposes. These reclassifications had no effect on our net income or total stockholders’ equity as previously reported.

The Company reclassified rock inventory from raw materials to work-in-process for the period ended May 31, 2006. The rock inventory was classified to work-in-process as this was deemed by the Company to be a better classification. In the May 31, 2006 balance sheet, the amount reclassified from raw material to work-in-process was $128.5 million. This reclassification was deemed immaterial to the financial statements as it had no effect on net income, total stockholders’ equity, and total assets.

The Company also reclassified certain amounts from mineral properties and rights to building and leasehold improvements and machinery and equipment for the May 31, 2006 balances. The mineral properties and rights and building and leasehold improvements were reclassified to conform with the new mapping in the new enterprise resource planning system. In the May 31, 2006 balance sheet, the amounts reclassified to building and leasehold improvement and land and land improvements from mineral properties and rights was $89.7 million and $92.4 million, respectively. This reclassification was deemed immaterial to the financial statements as it had no effect on net income, total stockholders’ equity, and total assets.

For the six months ended November 30, 2005, the Company had included unrealized gains/losses on foreign currency derivative contracts of $5.3 million in financing activities on the statement of cash flows. The Company

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassified the unrealized gains/losses on foreign currency derivative contracts to operating activities on the statement of cash flows for the six months ended November 30, 2005, as it was determined this was more appropriate classification. This reclassification was deemed to be immaterial to the financial statements as it had immaterial effects to operating activities and financing activities on the statement of cash flow.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning June 1, 2007. Management is currently reviewing FIN 48 to determine the impact and materiality of its adoption to the Company.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this Statement simplifies and codifies fair value related guidance previously issued within U.S. GAAP. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. FAS 157, is effective for the Company beginning June 1, 2008. Management is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP No. EITF 00-19-2). FSP No. EITF 00-19-2 specifics that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The FSP is effective for the Company as of June 1, 2007. Management does not anticipate FSP No. EITF 00-19-2 will have a significant effect to the financial statements upon adoption.

4. Earnings Per Share

The numerator for diluted earnings per share (EPS) is net earnings, unless the effect of the assumed conversion of Mosaic’s 7.50% mandatory convertible preferred stock (which was converted on July 1, 2006) is anti-dilutive, in which case earnings available for common stockholders is used. For all periods presented, the numerator for diluted EPS is net earnings.

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

	Three months ended November 30		Six months ended November 30
(shares in millions)	2006	2005	2006	2005
Basic weighted average common shares outstanding	438.1	381.1	428.8	380.5
Common stock issuable upon vesting of restricted stock awards	0.5	0.1	0.4	0.1
Common stock equivalents	0.8	0.4	0.6	0.7
Common stock issuable upon conversion of preferred stock	—	52.9	8.9	52.9

Diluted weighted average common shares outstanding	439.4	434.5	438.7	434.2

A total of 4.9 million and 5.8 million shares for the three and six months ended November 30, 2006, respectively, and 6.5 million and 5.3 million shares for the three and six months ended November 30, 2005, respectively, subject to stock options were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be anti-dilutive.

5. Income Taxes

The income tax provisions recorded for the three and six months ended November 30, 2006 were determined in accordance with the requirements of APB Opinion No. 28—“Interim Financial Reporting” and FASB Interpretation No. 18—“Accounting for Income Taxes in Interim Periods” and SFAS No. 109, “Accounting for Income Taxes.”

During June 2006, the Canadian government approved legislation to reduce the Canadian corporate tax rate and eliminate the Canadian corporate surtax.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 109 requires that deferred tax balances be revalued to reflect tax rate changes. In the six months ended November 30, 2006, the Company recorded a $39.0 million tax benefit in relation to the reduction in Canadian tax rates in accordance with SFAS No. 109.

6. Inventories

Inventories consist of the following:

	November 30 2006	May 31 2006
Raw materials	$14.9	$39.6
Work in process	161.3	156.4
Finished goods	373.9	458.2
Operating materials and supplies	105.3	106.7

	$655.4	$760.9

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30 2006	May 31 2006
Land	$182.9	$167.1
Mineral properties and rights	2,034.2	2,086.8
Buildings and leasehold improvements	868.9	870.3
Machinery and equipment	2,419.8	2,368.6
Construction in-progress	259.8	232.6

	5,765.6	5,725.4
Less: accumulated depreciation, depletion and amortization	1,460.8	1,308.8

	$4,304.8	$4,416.6

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the six months ended November 30, 2006 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2006	$753.9	$1,593.2	$2,347.1
Deferred tax valuation allowance adjustment	0.4	(3.1)	(2.7)
Foreign currency translation	—	(38.7)	(38.7)

Balance as of November 30, 2006	$754.3	$1,551.4	$2,305.7

9. Guarantees and Indemnities

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The terms of the guarantees are equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term; however, we expect to renew many of these guarantees on a rolling twelve-month basis. As of November 30, 2006, we have estimated the maximum potential future payment under the guarantees to be $22.1 million. We have not recorded a liability related to these guarantees as the fair market value is zero at November 30, 2006 and May 31, 2006.

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses over the last several years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of November 30, 2006, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $6.5 million. We have recorded a liability for the fair value of these guarantees of $1.3 million related to these indemnification agreements as of November 30, 2006 and May 31, 2006. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We have no reason to believe that we currently have any material liability relating to these routine indemnification obligations.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Financing Arrangements

On December 1, 2006, the Company completed a refinancing (the “Refinancing”) of certain outstanding senior notes, debentures and term loan facilities. See Note 22 for a further explanation of the transaction. The following discussion relates to our outstanding indebtedness as of November 30, 2006 except where otherwise indicated.

Short-term debt

Short-term debt consists of a revolving credit facility, a receivables financing facility, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $74.9 million and $152.8 million as of November 30, 2006 and May 31, 2006, respectively. The weighted average interest rate on short-term borrowings was 7.8% and 6.6% as of November 30, 2006 and May 31, 2006, respectively.

The revolving credit facility is available for up to $450.0 million of revolving credit loans, swingline loans and letters of credit. The revolving credit facility was entered into as part of the senior secured credit facility discussed below. Mosaic had $25.0 million and $100.0 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit that utilized a portion of the revolving credit facility of $108.6 million and $128.4 million as of November 30, 2006 and May 31, 2006, respectively. The net available borrowings under the revolving credit facility as of November 30, 2006 and May 31, 2006 were approximately $316.4 million and $221.6 million, respectively. Unused commitment fees accrue at a rate of 0.375% and $0.3 million was expensed during each of the fiscal quarters ended November 30, 2006 and 2005. The revolving credit facility bears interest at LIBOR plus 1.25%.

Also included in short-term borrowings were outstanding amounts under a $55.0 million PhosChem receivables purchase facility. This facility supports PhosChem’s funding of its purchases of crop nutrients from Mosaic and other PhosChem members and is nonrecourse except that the uninsured portion of receivables sold is with recourse to PhosChem but not to Mosaic. The PhosChem facility bears an interest rate of LIBOR plus 1.125%. As of November 30, 2006 and May 31, 2006, $7.4 million and $13.2 million, respectively, were outstanding under the facility.

The remainder of the short-term borrowings balance consisted of Offshore lines of credit and other short-term borrowings. As of November 30, 2006, these borrowings bear interest rates between 5.4% and 10.8%. As of November 30, 2006 and May 31, 2006, $42.5 million and $39.6 million, respectively, were outstanding.

Long-term debt, including current maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

In February 2005, Mosaic entered into a senior secured credit facility (Mosaic Credit Facility). The Mosaic Credit Facility consists of a revolving credit facility (discussed above), a term loan B facility of $350.0 million and a term loan A facility of $50.0 million. The borrower under the term loan A facility is Mosaic Potash Colonsay ULC; and the borrower under the term loan B facility is Mosaic Global Holdings Inc. As of November 30, 2006 and May 31, 2006, Mosaic had $391.2 million and $394.1 million, respectively, outstanding under the term loan facilities. The term loan A facility bears interest at LIBOR plus 1.25% and the term loan B facility bears interest at LIBOR plus 1.50%.

As more fully discussed in Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, the credit agreement relating to the Mosaic Credit

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. These ratios become more stringent over time pursuant to the terms of the credit agreement. Mosaic was in compliance with the provisions of the financial covenants in the credit agreement as of November 30, 2006.

The credit agreement also contains events of default and other covenants that limit various matters, including provisions that generally limit the payment of dividends on Mosaic’s common stock and repurchases or redemptions of Mosaic’s capital stock. Under the covenant limiting the payment of dividends, as of November 30, 2006, Mosaic had $40.9 million available for the payment of cash dividends with respect to its common stock.

In addition, see the discussion under the subheading “Impact of Inability to file this report in a timely fashion on Mosaic’s indebtedness,” in Note 22 of the Notes to the Condensed Consolidated Financial Statements with respect to the effect of our late filing of this quarterly report on Form 10-Q for the fiscal year ended November 30, 2006 (the “10-Q Report”) under the covenants in our material debt agreements and the availability of borrowings under our credit facility.

Mosaic has two industrial revenue bonds which total $42.2 million as of November 30, 2006 and May 31, 2006. As of November 30, 2006, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

Mosaic has several other secured notes which total $43.5 million and $47.9 million as of November 30, 2006 and May 31, 2006, respectively. As of November 30, 2006, the secured notes bear interest rates between 5.6% and 12.0%. The maturity dates range from 2007 to 2010.

Mosaic has several unsecured notes which total $1,519.2 million and $1,536.3 million as of November 30, 2006 and May 31, 2006, respectively. As of November 30, 2006, the unsecured notes bear interest rates between 5.5% and 11.5%. The maturity dates range from 2007 to 2013. The indentures relating to these notes also contain certain events of default and covenants that limit various matters, as described in Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Mosaic has several unsecured debentures which total $417.2 million and $419.2 million as of November 30, 2006 and May 31, 2006, respectively. As of November 30, 2006, the unsecured debentures bear interest rates between 6.9% and 9.5%. The maturity dates range from 2007 to 2028.

The remainder of the long-term debt balance relates to fixed asset financings, variable rates loans, and other types of debt. As of November 30, 2006 and May 31, 2006, $13.1 million and $14.2 million, respectively, were outstanding.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the first quarter of fiscal 2007, the Company recorded a pension curtailment gain of approximately $1.6 million and an additional restructuring charge of $1.2 million for individuals who elected an early out payment in the first quarter of fiscal 2007. During the first and second quarters, the Company paid out $15.2 million and $2.4 million, respectively related to severance, final payments on construction in progress, and other contractual commitments.

The following is the detail of restructuring and other charges and a rollforward of the liability account:

	Workforce Reductions	Remaining Commitments on Construction in Progress	Other Facility Closure Costs	Total
Accrued restructuring and other charges at May 31, 2006	$16.3	$1.0	$0.8	$18.1
Restructuring and other charges	1.2	—	—	1.2
Cash expenditures	(16.9)	(0.4)	(0.3)	(17.6)

Accrued restructuring and other charges at November 30, 2006	$0.6	$0.6	$0.5	$1.7

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

As discussed in Note 11, on May 2, 2006, the Company announced plans to indefinitely close three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce granular triple superphosphate (GTSP) concentrates plant and Green Bay DAP and MAP concentrates plant in central Florida (Phosphates Restructuring). The indefinite closure of these facilities has accelerated the timing of certain ARO payments.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our asset retirement obligations is as follows:

Balance as of May 31, 2006	$548.2
Liabilities incurred	0.6
Liabilities settled	(30.6)
Accretion expense	33.7

Balance as of November 30, 2006	$551.9

The current portion of the asset retirement obligations included in accrued liabilities on the Condensed Consolidated Balance Sheet was $66.7 million and $35.8 million as of November 30, 2006 and May 31, 2006, respectively. The noncurrent portion of the AROs included in other noncurrent liabilities was $485.2 million and $512.4 million as of November 30, 2006 and May 31, 2006, respectively.

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

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Service cost	$1.8	$1.7	$3.6	$3.4
Interest cost	7.9	7.5	15.8	14.9
Expected return on plan assets	(8.5)	(7.8)	(17.0)	(15.5)

Net periodic cost	$1.2	$1.4	$2.4	$2.8

	Post-retirement Benefit Plans
	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	1.6	1.6	3.2	3.2

Net periodic cost	$1.9	$1.9	$3.8	$3.8

Based on an actuarial assessment, we estimated that contributions will be $26.7 million to our pension plans and $12.8 million to our other post-retirement benefit plans in fiscal year 2007. During the three and six months ended November 30, 2006, we contributed $7.9 and $14.8 million to our pension plans, respectively, and $2.2 and $4.2 million to our post-retirement benefit plans, respectively. During the three and six months ended November 30, 2005, we contributed $6.6 and $12.1 million to our pension plans, respectively, and $2.5 and $5.2 million to our post-retirement benefit plans, respectively.

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

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with appropriate governmental agencies, to undertake certain investigations which currently are in progress to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $17.0 million and $19.9 million at November 30, 2006 and May 31, 2006, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210-foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (KDHE) oversight, we have completed measures to fill and stabilize the sinkhole to prevent further expansion. In response to a July 2006 request from KDHE, we submitted a report regarding the steps taken to ensure the long term stability of the sinkhole and an adjacent railroad track and a description of proposed future sinkhole monitoring. We are also engaged in discussions with KDHE regarding their July 2006 request that we investigate the potential for subsidence or collapse at approximately 20 to 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties and roadways. In addition, we received claims in the amount of approximately $0.6 million from BNSF Railway Company (BNSF) for actions it deemed necessary to protect its railroad tracks near the sinkhole. We reached an oral settlement totaling $0.5 million regarding BNSF’s claims in December 2006 and expect to have written documentation of the settlement completed in early 2007. We do not expect that these costs will have a material impact on our business or financial condition in excess of amounts accrued. It is possible that we may receive further claims from governmental agencies or other third parties relating to the sinkhole or other former salt solution mining wells at the property that could exceed established accruals.

New Wales Phosphogypsum Stack Anomaly. A subsurface loss of process water from the Phase 1 limited phosphogypsum stack at our New Wales facility located in Polk County, Florida was discovered in February 2004. Upon discovery, we promptly notified representatives of the Florida Department of Environmental Protection (FDEP) and other regulatory agencies and began a geotechnical assessment. The results of our assessment determined that a geologic anomaly had developed underlying the stack causing a collapse which breached the liner and allowed the subsurface release of phosphogypsum and process water. We embarked on a

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

program to remediate the anomaly through a grouting process. In October 2004, our retained third party geotechnical consultant reported that the anomaly had been successfully repaired, and we currently are in the process of preparing a final report to the FDEP. Because it appears the anomaly has been resolved, we do not anticipate future expenditures regarding this matter beyond preparation of the final report. We do not anticipate that FDEP will require additional remedial work, but will not know this until the report has been reviewed by the FDEP. We do not expect that future work, if any, will have a material adverse impact on our financial condition, therefore no accrual has been established as of November 30, 2006.

Pensacola Personal Injury Litigation. In March 2005, Patsy Roark, individually and on behalf of her minor son, Ian Roark Skuropat (collectively, Plaintiff), filed a lawsuit against our subsidiary, Agrico Chemical Company, IMC and a number of unrelated defendants in the Circuit Court of the First Judicial Circuit, Escambia County, Florida. Defendants received service of the lawsuit on or about November 1, 2005. Plaintiff alleges Ian Roark Skuropat contracted osteosarcoma, a form of bone cancer, by reason of exposure to contaminants at and/or released from a former Agrico facility in Pensacola, Florida that produced crop nutrients and related materials beginning in the late 1800s or early 1900s until approximately 1975. The facility operated as a division of Conoco from at least 1963 until approximately 1972, and then as a subsidiary of The Williams Companies, Inc. (Williams). Under a Superfund consent decree with the EPA, Conoco and Williams completed soil stabilization and capped the site in 1997 and conduct ongoing groundwater and well monitoring.

Plaintiff seeks unspecified compensation based on alleged rights under the Florida Water Quality Assurance Act, and alleged conduct by the defendants including ultra hazardous activity, negligence, misrepresentation, fraudulent concealment and nuisance. In December 2005, we filed an answer to the Plaintiff’s lawsuit denying liability and asserting various affirmative defenses. We dispute any liability and believe that we have substantial defenses. In July 2006, Williams agreed to assume the defense of Agrico in this matter as indemnitor under the 1987 Agreement pursuant to which Williams divested its interests in Agrico. We are in the process of negotiating the transfer of the defense of Agrico to Williams on this matter.

EPA RCRA Initiative. The EPA Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” The EPA’s announcement indicates that by 2007, the EPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our Bartow and Green Bay facilities entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are in the process of negotiating similar consent orders for our Uncle Sam and Faustina facilities in Louisiana. We may enter similar orders for some or the remainder of our phosphate production facilities in Florida.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have received Notices of Violation (NOVs) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors. The EPA has referred the NOVs to the United States Department of Justice (DOJ) for further enforcement. We currently are engaged in discussions with the DOJ and the EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to, previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We met with the DOJ and EPA in October 2006 to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA expressed a desire to obtain financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If a resolution cannot be reached, we intend to vigorously defend these matters in any enforcement actions that may be pursued. Should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay significant civil penalties.

We have established accruals to address the cost of implementing the related consent orders at the Bartow and Green Bay facilities and the fees that will be incurred defending against the NOVs discussed above. We cannot at this stage of the discussions predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have any material effect on our business or financial condition.

In addition, in May 2006, a federal grand jury in Louisiana issued subpoenas to Mosaic Fertilizer, LLC and to four employees seeking documents and testimony regarding waste handling practices at our Faustina, Louisiana facility. The subpoenas were issued as part of an investigation being conducted by the U.S. Attorney’s Office in New Orleans. After discussions with the U.S. Attorney’s Office, we understand that essentially the same or similar issues presented by the RCRA mineral processing civil initiative discussed above are the subject of the subpoenas relating to the grand jury investigation. We also understand that the grand jury subpoenas were issued independently of the RCRA mineral processing initiative discussed above. At the present time, we have not been informed of the results of the grand jury investigation and are not in a position to assess its potential outcome or the effects on our business.

Clean Air Act New Source Review. On January 19, 2006, EPA Region 6 submitted an administrative subpoena to us under Section 114 of the Clean Air Act (114 Request) regarding compliance of our Uncle Sam “A” Train Sulfuric Acid Plant with “New Source Review” requirements of the Clean Air Act. The 114 Request appears to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Request as well as parts of a follow-up request issued by the EPA in May 2006. In June and December 2006, we met with EPA Region 6 representatives to determine the likelihood of a negotiated resolution of this matter. We plan to meet with EPA representatives in upcoming months to discuss further options for a potential resolution. We have established accruals to address penalties that might be sought by the EPA as well as defense costs and expenses. Although the resolution of this matter also may require capital improvements at significant cost, at the early stage of these proceedings, we cannot determine what modifications will be necessary and whether the outcome of this matter will have a material effect on our business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in certain releases of phosphoric acid process wastewater at our Riverview facility. In July 2005, we entered into a consent order with the FDEP to pay a civil fine of $0.3 million as

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process water from our Riverview facility described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic as part of the Combination. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs amended their Complaint, and we have filed an additional motion to dismiss which was heard by the Circuit Court in August 2006. The Circuit Court granted our second motion to dismiss the case with prejudice on January 9, 2007. Plaintiffs have recently appealed the dismissal. We believe that we have substantial defenses to the claims asserted and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Florida Water Balances. Unusually large quantities of rain and robust hurricane activity in 2003 and 2004, including three significant hurricanes passing through Polk County, Florida in 2004 caused large amounts of water to gather in process water storage and treatment areas in our central Florida phosphoric acid production facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry, Florida where we are under contract with the FDEP to close the phosphogypsum management system. As a part of that contract, process water from the Mulberry facility had been transferred to our adjacent Bartow facility prior to the excess rains and hurricanes mentioned above. To mitigate water issues, our Bartow facility is able to evaporate water in its phosphoric acid production system. The Bartow facility has also installed a heat input system and a system to use process water in its mills in order to enhance evaporation. For a period of time after the hurricanes, the FDEP issued a series of immediate final orders to the phosphate industry that allowed the Bartow, Green Bay and Mulberry facilities to discharge water after treating it to federal standards. To minimize water-related risks, we have constructed substantial additional water storage capability in the form of a regional pond that can be shared by the three facilities. We have also contracted with a third party to construct and operate a water treatment unit at the Green Bay facility that can also serve our regional pond. In accordance with a consent order with the state, treatment began in June 2006 and we currently are engaged in discussions with FDEP to increase funding under the Mulberry contract to compensate for the increased costs to treat water at the facility. Should excessive rainfall or hurricanes continue to occur in coming years, our facilities may be required to take additional measures to manage process water and such measures could potentially have a material effect on our business and financial condition.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the high water balances at phosphate facilities in Florida resulting from the rainfall events and hurricanes described above, the FDEP adopted a new rule in July 2006 requiring phosphate production facilities to meet more stringent process water management objectives within their phosphogypsum management systems. We are still assessing the impact of complying with the rule; however, compliance could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition. The rule allows us three to five years to comply, and we believe that we will be able to do so within that timeframe. Additionally, future events of excessive rainfall or hurricanes could affect our ability to comply with the new rule within the relevant timeframe.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In February 2005, the State of Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in the State of Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the FDEP that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. In December 2005, we submitted revised closure plans with revised closure cost estimates in accordance with the modified rules that reflect the increased closure costs, primarily due to the water treatment requirements. There can be no assurance that we will be able to comply with the revised rules.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (LDEQ), we filed a Request for Exemption proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. The LDEQ initially denied our Request for Exemption in May 2006. We have reopened discussions with the LDEQ with respect to our exemption request and we believe the LDEQ will grant the exemption as currently presented or in an alternative form, provided, however, there is no assurance that the LDEQ will do so or that we will continue to be able to meet its terms. If the LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to the LDEQ, (ii) provide credit support, such as surety bonds or letters of credit, which may not be available to us, or (iii) enter into a compliance order with the agency.

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

An action was brought in the 1st Federal Court of Paranagua against Fospar and the Brazilian Institute for the Environment and Renewable Natural Resources (IBAMA) by the Paraná Public Prosecution Service in August 1999 seeking to cause Fospar to suspend any work or activities that might result in full or partial elimination of a mangrove swamp in the area of a proposed maritime terminal and bulk pier. The action also sought to void the existing environmental licenses and authorizations and sought redress of environmental damage. The court initially granted injunctive relief; however, the injunction was later cancelled. A second action was subsequently brought by the Paraná Public Prosecution Service in October 1999 against Fospar and IBAMA seeking (i) to enjoin Fospar from carrying out any work or activities relating to dredging or intervention in the marine ecosystem that could cause an adverse environmental impact on the estuary, (ii) to void all environmental licenses and authorizations issued to us in relation to the proposed maritime terminal and bulk pier, and (iii) redress of certain environmental damage. No injunctive relief was granted because of the status of the first case filed in August 1999 described above. Shortly after the cases were filed in 1999, a federal judge ordered an expert environmental investigation relating to both cases. The results of the investigation were issued in October 2003 and were favorable to Fospar. Accordingly, Fospar expected a favorable result in both cases because, in addition to the favorable results of the investigation, the injunctive relief had been cancelled and the maritime terminal and bulk pier had been constructed in compliance with applicable laws, licenses, and authorizations. In July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, including Fospar, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and IBAMA were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar has filed an appeal of the monetary aspects of the ruling and the Paraná Public Prosecution Service has filed an appeal requesting that the maritime terminal and bulk pier be dismantled and that the licenses and authorizations previously issued be cancelled. Fospar estimates that its liability for these costs, which is pending the appeal, could range from zero to $2.3 million. As of November 30, 2006, however, no liability has been recorded in connection with this action as management does not consider it probable.

Other Environmental Matters. Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, certain of our subsidiaries are involved or concluding involvement at several Superfund or equivalent state sites. Our remedial liability from these sites, either alone or in the aggregate, currently is not expected to have a material effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at several oil and gas facilities that had been operated by FTX, Phosphate Resource Partners Limited Partnership (PLP) (which was merged into Phosphate Acquisition Partners L.P. (PAP), a wholly-owned subsidiary of Mosaic Global Holdings, shortly before the Combination) or their predecessors. In addition, in connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Our

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining responsibility is not expected to have a material effect on our business or financial condition. We have not established an accrual as of November 30, 2006.

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

Phosphate Mine Permitting in Florida

The Ona Extension of our Florida Mines. In February 2004, FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our phosphate mines in central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the downstream water supply and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004 and to a remand hearing in October 2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that FDEP issue the permit to us with certain conditions which we view as acceptable. In the initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of FDEP issued a Final Order on July 31, 2006 adopting the ALJ’s orders with some minor modifications and directed FDEP to issue the permit. Two counties and other plaintiffs have appealed the Final Order. We anticipate that the permit will be upheld on appeal and that the appeal process will not adversely affect our future mining plans for the Ona extension.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. The permit application was challenged administratively by certain counties and other plaintiffs, and FDEP ultimately denied the permit due to certain perceived deficiencies in the application. We made corrections in response to the findings of FDEP in the course of the administrative challenge, and we renewed the permit application in 2005. FDEP issued a Notice of Intent in November 2005 stating that it intended to issue the permit. One prior petitioner, Charlotte County, initiated an administrative challenge. In February 2006, the Charlotte County Board of County Commissioners reviewed a proposed settlement of the challenge, and voted to settle the matter if we agreed to certain additional permit conditions. An agreement was reached in May 2006 and the permit was issued as proposed in June 2006. We are still awaiting additional permit and land use approvals from the Army Corps of Engineers and from Manatee County for the Altman Extension.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mallinckrodt Litigation

In November 2005, Mallinckrodt, Inc. (Mallinckrodt) filed a complaint in U.S. District Court in the Northern District of Illinois against Mosaic Global Holdings. The complaint was served on Mosaic Global Holdings in March 2006. The complaint alleges that Mosaic Global Holdings breached a 1987 agreement for the sale of the fertilizer business by Mallinckrodt to Mosaic Global Holdings by (i) entering into a settlement with an insurer in violation of Mallinckrodt’s rights, (ii) refusing to reimburse Mallinckrodt for in excess of $2 million in payments Mallinckrodt made for worker’s compensation claims relating to its former fertilizer business, and (iii) refusing to acknowledge that it has a contractual obligation to indemnify an insurance company affiliated with Mallinckrodt. At a settlement conference before a magistrate judge on January 17, 2007, the parties orally agreed to settle the case, with Mallinckrodt, Inc. agreeing to release its claims against Mosaic Global Holdings in exchange for payment of $0.9 million and assumption by Mosaic Global Holdings of future obligations under two workers’ compensation cases. Formal settlement documentation is expected to be completed in the near future.

Cooper’s Cattle Dip Litigation

In July 2005, Mosaic Global Operations Inc. was named as defendant in a lawsuit styled Del Dean and Paul Ronald Dale David v. Velsicol Chemical Corporation, et. al in the 15th Judicial Court, Parish of Vermillion, State of Louisiana. In this lawsuit, certain landowners acting as plaintiffs claim that their property was contaminated

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through the use of a product called “Cooper’s Cattle Dip” which was allegedly manufactured by an entity known as Coopers Animal Health Inc. (Coopers) and used since the early 1900’s in cattle dipping vats to eradicate ticks. Plaintiffs and other co-defendants allege that Mosaic or one of our subsidiaries is the corporate successor to Coopers and that Coopers was the manufacturer of the product in question. Discovery regarding issues of corporate successorship has been completed, and we have filed a motion for summary judgment. Discovery related to other issues in the case is ongoing, and we are continuing to evaluate this matter. We cannot anticipate the outcome or assess the financial impact, if any, at this time.

Tax Contingencies

Mosaic and our subsidiaries and affiliates are engaged, from time to time, in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes. Our material tax judicial or administrative matters include the following:

Brazilian Tax Matters. More particularly, our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $46.8 million. We have recorded an accrual of approximately $16.6 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $10.9 million, as of November 30, 2006. In addition, as a result of a change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. The amount of these excess PIS Cofins tax credits stands at approximately $2.3 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $33.6 million.

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

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue (Department of Revenue) filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997 and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on the unpaid taxes ($4.1 million through November 30, 2006), plus unspecified amounts of penalties and attorneys’

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. In May 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings’ for interlocutory review of the trial court’s decision denying the exception regarding improper venue. In August 2006, Mosaic Global Holdings filed a motion alleging that the suit was untimely and therefore should be dismissed, with prejudice. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

Other Claims

We also have certain other contingent liabilities with respect to litigation and claims of third parties arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

15. Share-Based Payments

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

Mosaic sponsors one share-based compensation plan. The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the Omnibus Plan), which was approved by shareholders and became effective October 20, 2004 and amended on October 4, 2006, permits the grant of shares and share options to employees for up to 25 million shares of common stock. The Omnibus Plan provides for grants of stock options, restricted stock, restricted stock units, and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the Omnibus Plan. Mosaic settles stock option exercises and restricted stock units with newly issued common shares. The Compensation Committee of the Board of Directors administers the Omnibus Plan subject to the provisions of the Plan and applicable law.

On July 6, 2006, the Company amended its non-qualified stock option agreement to include a retirement provision. This provision allows an individual to retire at age 60 or older and maintain their rights to their stock options. This only affects option grants made after July 6, 2006 and does not amend prior grants.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 6, 2006, the Company amended its restricted stock unit agreement to change the retirement age from age 65 to age 60. This only affects restricted stock unit grants made after July 6, 2006 and does not amend prior grants.

Restricted stock units are issued to various employees, officers and directors at a price equal to the market price of our stock at the date of grant. The fair value of restricted stock units is equal to the market price of our stock at the date of grant. Restricted stock units generally cliff vest after three or four years of continuous service. Restricted stock units granted prior to June 1, 2006, were expensed by the Company on a straight-line basis over the vesting period, based on the estimated fair value of the award, and the related share-based compensation recognized in the Condensed Consolidated Statement of Operations was net of actual forfeitures. Restricted stock units granted after June 1, 2006, were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award, and the related share-based compensation recognized in the Condensed Consolidated Statement of Operations was net of estimated forfeitures.

Stock options are granted with an exercise price equal to the market price of our stock at the date of grant and have a ten-year contractual term. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model. Stock options granted to date vest either after three years of continuous service (cliff vesting) or in equal annual installments in the first three years following the date of grant (graded vesting). Stock options granted prior to June 1, 2006, were expensed by the Company on a straight-line basis over the vesting period, based on the estimated fair value of the award on the date of grant. The share-based compensation recognized in the Condensed Consolidated Statement of Operations for options granted prior to June 1, 2006 was net of actual forfeitures. Options granted after June 1, 2006, were expensed by the Company on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant. The share-based compensation recognized in the Condensed Consolidated Statement of Operations for options granted after June 1, 2006 was net of estimated forfeitures.

Assumptions used to calculate the fair value in each period are noted in the following table. Expected volatilities were based on the combination of Mosaic and IMC’s historic six-year volatility of common stock. The expected term of the options is calculated using the simplified method described in SAB 107 under which the Company can take the midpoint of the vesting date and the full contractual term. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life. The Company does not currently anticipate payment of dividends. A summary of the assumptions used to estimate the fair value of stock option awards is as follows:

	Three months ended November 30			Six months ended November 30
	2006	2005		2006	2005
Weighted average assumptions used in option valuations:
Expected volatility	41.6%	N/A	(1)	40.8%	45.2%
Expected dividends	—	N/A	(1)	—	—
Expected term (in years)	6.0	N/A	(1)	6.0	6.0
Risk-free interest rate	4.74%	N/A	(1)	4.82%	4.15%

(1)	There were no stock-based awards granted during the three months ended November 30, 2005

The following share-based transactions occurred during the quarter:

•	Granted stock options relating to 29,985 shares and restricted stock units relating to 69,182 shares to certain executive officers and employees; and

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Accelerated vesting of stock options relating to 466,229 shares and restricted stock units relating to 179,201 shares held by our former President and Chief Executive Officer, effective upon his retirement on January 1, 2007. An additional cumulative non-cash compensation expense of $1.8 million was recorded under SFAS 123R for the three months ended November 30, 2006. See Note 21 for further explanation of the transition agreement with our former President and Chief Executive Officer pursuant to which these transactions occurred.

The Company recorded share-based compensation expense, net of forfeitures, of $5.3 million and $11.6 million for the three and six months ended November 30, 2006, respectively, and $2.3 million and $3.7 million for the three and six months ended November 30, 2005, respectively. The tax benefit related to share-based compensation expense was $2.0 million and $4.4 million for the three and six months ended November 30, 2006, respectively. The tax benefit related to share-based compensation expense was $0.9 million and $1.4 million for the three and six months ended November 30, 2005, respectively.

A summary of Mosaic’s stock option activity during the six months ended November 30, 2006 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 1, 2006	8.0	$17.76	5.4	$9.1
Granted	1.7	15.47
Exercised	(1.8)	13.77
Forfeited and expired	(0.3)	30.85

Outstanding as of November 30, 2006	7.6	$17.50	6.3	$38.7

Exercisable as of November 30, 2006	4.1	$18.92	3.9	$19.5

The weighted-average grant date fair value of options granted during the three months and six months ended November 30, 2006 was $7.97 and $7.32, respectively, and $8.52 during the six months ended November 30, 2005. There were no options granted during the three months ended November 30, 2005. The total intrinsic value of options exercised during the three and six months ended November 30, 2006 was $7.5 million and $8.2 million, respectively, and $0.1 million and $10.4 million during the three and six months ended November 30, 2005, respectively.

A summary of the status of the Company’s restricted stock units as of November 30, 2006, and changes during the six months ended November 30, 2006, is presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of June 1, 2006	0.6	$16.30
Granted	0.5	15.62

Restricted stock units as of November 30, 2006	1.1	$15.98

As of November 30, 2006, there was $27.5 million of total unrecognized compensation cost related to options and restricted stock units granted under the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the three and six months ended November 30, 2006 was $0.1 million and $3.8 million, respectively. There were no shares vested during the three and six months ended November 30, 2005.

Cash received from options exercised under all share-based payment arrangements for the three and six months ended November 30, 2006 was $20.4 million and $21.9 million, respectively, and $0.3 million and $23.8 million for the three and six months ended November 30, 2005, respectively. Based on the Company’s current tax loss carryforward position, the Company does not receive a cash tax benefit for tax deductions from options which are exercised.

16. Shareholders’ Equity

On July 1, 2006, the outstanding 2,750,000 7.50% Mandatory Convertible Preferred Shares automatically converted to 17,721,000 shares of Mosaic common stock. On July 1, 2006, the outstanding 5,458,955 shares of Class B Common Stock held by Cargill automatically converted to 35,177,450 shares of Mosaic common stock.

17. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Net earnings	$65.9	$55.0	$174.9	$131.1
Foreign currency translation adjustment	(88.3)	69.9	(92.4)	215.2

	$(22.4)	$124.9	$82.5	$346.3

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

We use financial instruments, including forward contracts, costless collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Operations. One of the primary currency exposures relates to our Canadian potash business, whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecasted transactions and measuring their balance sheet exposure in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and costless collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros (BM&F)—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk. We use forward purchase contracts, swaps and three-way collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Foreign currency exchange contracts	$(10.6)	$4.1	$(18.2)	$13.9
Commodities contracts	11.4	(12.0)	19.6	39.5

We have one interest rate swap agreement which was entered into on May 25, 2005 and subsequently terminated on December 1, 2006 (see Note 22 for further explanation). The interest rate swap agreement is a fixed to floating rate interest swap agreement with respect to the $150.0 million, 10.875% Senior Notes due August 1, 2013. The swap calls for us to pay a floating rate of interest equal to six months LIBOR plus 6.314% and the counterparty to pay a fixed rate of 10.875%. The term of the interest rate swap matches the term of the underlying debt. This interest rate swap has been designated as a fair value hedge under SFAS 133. This fair value hedge qualifies for the short-cut method and therefore assumes no ineffectiveness.

On December 1, 2006 we entered into interest rate swap and zero cost collar agreements to fix a portion of our new term loan A-1 and term loan B floating rate debt. See Note 22 for further explanation.

19. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in Mosaic. As of November 30, 2006, Cargill owned approximately 65.1% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates), from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of November 30, 2006 and May 31, 2006, the net amount due from Cargill and its affiliates related to these transactions totaled $1.2 million and $32.0 million, respectively.

Cargill made net equity contributions of $1.2 million to us during the six months ended November 30, 2006 and $3.5 million during fiscal year 2006.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Transactions with Cargill and affiliates included in net sales	$73.3	$24.4	$108.3	$61.9
Payments to Cargill and affiliates included in cost of goods sold	10.1	55.6	36.9	118.0
Payments to Cargill and affiliates included in selling, general and administrative expenses	2.8	3.0	5.8	6.7
Interest (income) expense paid to
(received from) Cargill and affiliates	(0.1)	—	(0.1)	(0.1)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mosaic also has entered into transactions and agreements with certain of its non-consolidated companies. As of November 30, 2006 and May 31, 2006, the net amount due from non-consolidated companies of Mosaic totaled $67.3 million and the net amount due to non-consolidated companies of Mosaic totaled $36.5 million, respectively.

The Condensed Consolidated Statements of Operations included the following transactions with non-consolidated companies of Mosaic:

	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Transactions with non-consolidated companies included in net sales	$2.2	$3.4	$5.7	$7.5
Payments to non-consolidated companies included in cost of goods sold	50.7	57.7	88.6	101.5

20. Business Segments

The reportable segments are determined by management based upon factors such as different technologies, different market dynamics, and for which segment financial information is available. For a description of the business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, standalone businesses. The Corporate, Eliminations and Other segment primarily represents activities associated with corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information was as follows:

(Dollars in millions)	Phosphates	Potash	Nitrogen	Offshore	Corporate, Eliminations and Other	Total
Three months ended November 30, 2006
Net sales to external customers	$678.0	$330.1	$17.5	$496.9	$(0.5)	$1,522.0
Intersegment net sales	85.9	22.0	8.3	3.0	(119.2)	—

Net sales	763.9	352.1	25.8	499.9	(119.7)	1,522.0
Gross margin	35.9	88.4	5.0	23.8	7.4	160.5
Operating earnings (loss)	5.1	78.2	2.9	4.5	—	90.7
Capital expenditures	7.8	12.0	—	2.1	7.5	29.4
Depreciation, depletion and amortization	43.5	30.2	—	3.9	1.2	78.8
Equity in net earnings of non-consolidated companies	0.3	—	9.3	5.9	(0.1)	15.4

Three months ended November 30, 2005
Net sales to external customers	$665.3	$325.8	$32.2	$463.8	$10.4	$1,497.5
Intersegment net sales	70.5	4.4	3.0	4.0	(81.9)	—

Net sales	735.8	330.2	35.2	467.8	(71.5)	1,497.5
Gross margin	67.7	120.5	5.9	14.6	(0.3)	208.4
Operating earnings (loss)	41.1	111.3	5.0	(5.8)	(12.3)	139.3
Capital expenditures	67.1	14.7	—	4.6	4.6	91.0
Depreciation, depletion and amortization	55.9	24.3	—	3.5	0.7	84.4
Equity in net earnings of non-consolidated companies	0.3	—	4.6	8.0	—	12.9

Six months ended November 30, 2006
Net sales to external customers	$1,376.8	$596.5	$37.7	$799.2	$0.4	$2,810.6
Intersegment net sales	176.7	45.7	9.2	4.6	(236.2)	—

Net sales	1,553.5	642.2	46.9	803.8	(235.8)	2,810.6
Gross margin	145.1	157.8	7.1	37.1	9.7	356.8
Restructuring and other charges	(0.4)	—	—	—	—	(0.4)
Operating earnings (loss)	88.0	139.0	2.8	0.9	(8.4)	222.3
Capital expenditures	62.7	34.4	—	5.6	11.9	114.6
Depreciation, depletion and amortization	88.9	55.7	—	7.6	1.9	154.1
Equity in net earnings of non-consolidated companies	0.7	—	10.8	7.9	(0.1)	19.3

Six months ended November 30, 2005
Net sales to external customers	$1,446.8	$587.9	$53.1	$803.8	$9.5	$2,901.1
Intersegment net sales	145.5	10.0	6.3	4.0	(165.8)	—

Net sales	1,592.3	597.9	59.4	807.8	(156.3)	2,901.1
Gross margin	204.6	227.6	7.4	26.8	(9.2)	457.2
Operating earnings (loss)	148.0	209.8	5.3	(14.0)	(17.8)	331.3
Capital expenditures	125.5	41.5	—	6.9	7.8	181.7
Depreciation, depletion and amortization	102.4	48.1	—	6.9	1.3	158.7
Equity in net earnings of non-consolidated companies	0.9	—	10.1	16.1	—	27.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended November 30		Six months ended November 30
(Dollars in millions)	2006	2005	2006	2005
Net sales(a):
Brazil	$244.6	$245.0	$447.0	$530.3
India	243.7	286.5	479.7	480.2
China	78.3	70.6	130.2	147.3
Canpotex(b)	101.7	93.6	178.0	194.5
Pakistan	86.5	92.4	108.4	155.4
Australia	17.1	30.1	28.0	53.6
Canada	59.6	53.5	95.5	87.7
Argentina	50.4	57.5	101.6	116.0
Chile	35.3	40.9	64.8	74.7
Japan	25.9	30.7	55.6	54.6
Mexico	31.3	20.5	71.5	59.7
Thailand	9.8	4.0	29.6	30.9
Other	137.1	77.4	212.6	147.5

Total foreign countries	1,121.3	1,102.7	2,002.5	2,132.4
United States	400.7	394.8	808.1	768.7

Consolidated	$1,522.0	$1,497.5	$2,810.6	$2,901.1

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

(Dollars in millions)	November 30 2006	May 31 2006
Long-lived assets:
Canada	$3,115.2	$3,246.0
Brazil	337.3	320.2
Other	60.9	59.2

Total foreign countries	3,513.4	3,625.4
United States	3,512.4	3,514.8

Consolidated	$7,025.8	$7,140.2

21. Transition Agreement

On October 3, 2006, the Company announced the retirement of Fredric W. Corrigan (“Mr. Corrigan”) as President and Chief Executive Officer of Mosaic, effective January 1, 2007 and also announced the election of James T. Prokopanko, who had been Mosaic’s Executive Vice President and Chief Operating Officer, to President and Chief Executive Officer, effective as of January 1, 2007. On October 3, 2006, the Company and Mr. Corrigan entered into a transition agreement, pursuant to which, among other things, Mr. Corrigan continued to serve as Mosaic’s President and Chief Executive Officer until January 1, 2007 (Retirement Date) and as a consultant until October 31, 2007.

On the Retirement Date, Mr. Corrigan retired as President and Chief Executive Officer. He will continue to serve as a member of the Company’s Board of Directors through the date of the Company’s 2007 Annual Meeting of Stockholders, currently scheduled to be held in October 2007.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective on the Retirement Date, the Compensation Committee of the Board accelerated the vesting of Mr. Corrigan’s stock options and restricted stock units that were granted under the Omnibus Plan in 2004 and 2005, pursuant to the terms of the award agreements and the Omnibus Plan. See Note 15 for further information.

22. Subsequent Events

Refinancing

On December 1, 2006, Mosaic completed a refinancing (Refinancing) pursuant to which:

•	Subsidiaries of Mosaic purchased approximately $1.4 billion aggregate principal amount of outstanding senior notes and debentures (Existing Notes) pursuant to tender offers. In connection with the closing of the tender offers, the indentures pursuant to which the Existing Notes were issued were amended to remove substantially all of their restrictive covenants. The total consideration paid for the purchases of the Existing Notes and the consents of holders of the Existing Notes to the amendments of the indentures, including tender premiums and consent payments but excluding accrued and unpaid interest, was approximately $1.5 billion;

•	Mosaic refinanced a $345.0 million term loan B facility under its existing senior secured bank credit agreement; and

•	Mosaic funded the purchase of the Existing Notes and the refinancing of the existing term loan B facility through the sale of $475.0 million aggregate principal amount of 7.375% Senior Notes due 2014 (7.375% Senior Notes due 2014) and $475.0 million aggregate principal amount of 7.625% Senior Notes due 2016 (7.625% Senior Notes due 2016 and, collectively with the 7.375% Senior Notes due 2014, New Senior Notes), and new $400.0 million term loan A-1 and $612.0 million term loan B facilities under an amended and restated senior secured bank credit agreement (the Restated Credit Agreement).

The revolving credit facility and term loan B facility under our senior secured bank credit agreement were not refinanced and remain in place under the Restated Credit Agreement.

The net proceeds from the sale of the New Senior Notes and the new term loan A-1 and new term loan B under the Restated Credit Agreement (to the extent not used to fund the purchase of the Existing Notes, the refinancing of the existing term loan B facility and the payment of tender premiums, accrued interest and transaction fees and expenses associated with the Refinancing) are available to Mosaic and its subsidiaries for general corporate purposes.

Offers to Purchase Existing Notes

The Existing Notes purchased by subsidiaries of Mosaic pursuant to the tender offers consisted of approximately $124.0 million aggregate principal amount of Mosaic Global Holdings’ 6.875% Debentures due 2007, $371.0 million aggregate principal amount of its 10.875% Senior Notes due 2008, $374.1 million aggregate principal amount of its 11.250% Senior Notes due 2011, and $396.1 million aggregate principal amount of its 10.875% Senior Notes due 2013, and $145.8 million aggregate principal amount of Phosphate Acquisition Partners L.P.’s 7% Senior Notes due 2008. After giving effect to these purchases, approximately $26.0 million aggregate principal amount of Mosaic Global Holdings’ 6.875% Debentures due 2007, $23.9 million aggregate principal amount of its 10.875% Senior Notes due 2008, $29.4 million aggregate principal amount of its 11.25% Senior Notes due 2011, and $3.5 million aggregate principal amount of its 10.875% Senior Notes due 2013 and $4.2 million aggregate principal amount of Phosphate Acquisition Partners L.P.’s 7% Senior Notes due 2008 remain outstanding.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Senior Notes

The indentures relating to the New Senior Notes contain certain covenants and events of default that, among other things, limit the ability of the Company to:

•	borrow money, issue specified types of preferred stock or guarantee or provide other support for indebtedness of third parties, including guarantees to finance purchases of the Company’s products;

•	pay dividends on, redeem or repurchase their capital stock;

•	make investments in or loans to entities that the Company does not control, including joint ventures;

•	transact business with Cargill, which owns approximately 65.1% of Mosaic’s outstanding common stock, or Cargill’s other subsidiaries, except under circumstances intended to provide comfort that the transactions are fair to the Company;

•	use assets as security for the payment of the obligations of the Company;

•	sell assets, other than sales of inventory in the ordinary course of business, except in compliance with specified limits and up to specified dollar amounts, unless the Company uses the net proceeds to repay indebtedness or reinvest in replacement assets;

•	merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into unrelated businesses; and

•	enter into speculative swaps, derivatives or similar transactions.

Except for the covenants limiting the Company’s ability to use assets as security in other transactions, merge with or into other companies and enter into sale and leaseback transactions and a covenant requiring that subsidiaries that guarantee specified types of other obligations of the Company also guarantee the New Senior Notes, the covenants relating to the types of matters listed above will no longer apply in the event that the New Senior Notes receive an investment grade rating from at least two of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P), Moody’s Investor’s Services Inc. (Moody’s) and Fitch Inc. (Fitch) and certain other conditions are satisfied (Fall-Away Event).

Under the covenant limiting the payment of dividends, as of November 30, 2006, after giving effect to the Refinancing, Mosaic had at least $60 million available for the payment of cash dividends with respect to its common stock.

The indenture relating to the New Senior Notes also contains provisions requiring Mosaic to offer to purchase, at 101% of the principal amount thereof (plus accrued and unpaid interest), all of the outstanding New Senior Notes upon a change of control of Mosaic followed within 90 days by a decline in the rating assigned to the New Senior Notes by S&P, Moody’s or Fitch.

The indenture relating to the New Senior Notes also contains other covenants and events of default that limit various matters or require the Company to take various actions under specified circumstances.

The obligations under the New Senior Notes are guaranteed by substantially all of Mosaic’s domestic subsidiaries that are involved in operating activities, Mosaic’s subsidiaries that own and operate the Company’s potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which Mosaic owns the guarantors. Subsidiaries that are not guarantors generally are other foreign subsidiaries, insignificant domestic subsidiaries and other domestic subsidiaries that are not directly engaged in operating activities.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mosaic may, in general and at times, prices and subject to conditions specified in the indenture relating to the New Senior Notes, redeem the New Senior Notes.

The offering of the New Senior Notes was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to non-U.S. persons in reliance on Regulation S under the Securities Act. The New Senior Notes were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Mosaic has entered into registration rights agreements with the initial purchasers of the New Senior Notes pursuant to which Mosaic agreed to use its reasonable best efforts to file with the Securities and Exchange Commission (SEC) and cause to become effective a registration statement relating to an offer to exchange the New Senior Notes for an issue of notes registered under the Securities Act, with terms identical to those of the New Senior Notes, and, following the effective date of such registration statement, to offer to exchange the New Senior Notes for such registered notes. If interpretations of the staff of the SEC do not permit Mosaic to effect the exchange offers, Mosaic has agreed to use reasonable best efforts to cause to become effective a shelf registration with respect to each series of the New Senior Notes. If such an exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 1, 2007 with respect to either series of the New Senior Notes, the annual interest rate on such series of New Senior Notes will increase by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum for each subsequent 90-day period, up to an additional rate of 1.00% per annum, until the exchange offer is completed (or, if required, the shelf registration statement is declared effective).

Amended and Restated Credit Facilities

The amended and restated credit facilities are intended to serve as the Company’s primary senior secured bank credit facilities to meet the combined liquidity needs of all of the Company’s business segments. After the Refinancing, the credit facilities under the Restated Credit Agreement consist of a revolving credit facility of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan A facility of $46.4 million, a term loan A-1 facility of $400.0 million and a term loan B facility of $612.0 million. The borrowers under the revolving credit facility are Mosaic and its wholly owned subsidiaries, Mosaic Fertilizer, LLC and Mosaic Global Holdings Inc.; the borrower under the term loan A facility is Mosaic Potash Colonsay ULC; and the borrower under the term loan A-1 facility and the term loan B facility is Mosaic. As of December 1, 2006, under the new revolving credit facility:

•	the Company had no outstanding borrowings;

•	outstanding letters of credit that utilized a portion of the revolving credit facility totaled $108.6 million; and

•	net available borrowings were approximately $341.4 million.

Borrowings under the revolving credit facility, the term loan A facility and the term loan A-1 facility bear interest at LIBOR plus 1.50%, and borrowings under the term loan B facility bear interest at LIBOR plus 1.75%. Commitment fees accrue at a rate of 0.375% on unused amounts under the revolving credit facility.

The Restated Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. These ratios become more stringent over time pursuant to the terms of the Restated Credit Agreement. There can be no assurance that Mosaic will be able to meet these ratios in the future, particularly as they become more stringent. Mosaic’s access to funds is dependent upon its product prices, input

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs and market conditions. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that Mosaic would be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated net sales and cash flow will be realized, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs.

The Restated Credit Agreement also contains events of default and covenants that, among other things, limit the Company’s ability to:

•	engage in activities that are generally of the types that are listed in the first paragraph under the subheading “New Senior Notes” above (however, the Fall-Away Event does not apply to the covenants under the Restated Credit Agreement);

•	fund the Company’s Offshore business segment from its North American operations;

•	make capital expenditures in excess of certain annual amounts; or

•	prepay indebtedness.

In addition, a change of control of Mosaic is a default under the Restated Credit Agreement.

The Restated Credit Agreement also continues to include a limitation on the payment of dividends that is the same as before the Refinancing.

In connection with the Refinancing, certain covenants in Mosaic’s existing credit agreement were amended to provide Mosaic with greater financial flexibility. These amendments included adjustments to the required levels of the leverage ratio and the interest coverage ratio effective beginning with Mosaic’s fiscal quarter ended November 30, 2006.

The Restated Credit Agreement also contains other covenants and events of default that limit various matters or require the Company to take various actions under specified circumstances.

The obligations under the Restated Credit Agreement are guaranteed by substantially all of Mosaic’s domestic subsidiaries that are involved in operating activities, Mosaic’s subsidiaries that own and operate the Company’s potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which Mosaic owns the guarantors. Subsidiaries that are not guarantors generally are other foreign subsidiaries, insignificant domestic subsidiaries and other domestic subsidiaries that are not directly engaged in operating activities. The obligations are secured by security interests in mortgages on and/or pledges of (i) the equity interests in the guarantors and in domestic subsidiaries held directly by Mosaic and the guarantors under the Restated Credit Agreement; (ii) 65% of the equity interests in other foreign subsidiaries held directly by Mosaic and such guarantors; (iii) intercompany borrowings by subsidiaries that are held by Mosaic and such guarantors; (iv) the Belle Plaine and Colonsay, Saskatchewan, Canada and Hersey, Michigan potash mines and the Riverview, Florida phosphate plant owned by the Company; and (v) all inventory and receivables of Mosaic and such guarantors.

The maturity date of the revolving credit facility is February 18, 2010, the maturity date of the term loan A facility is February 19, 2010, the maturity date of the term loan A-1 facility is December 1, 2011 and the maturity date of the term loan B facility is December 1, 2013.

Prior to maturity, in general, the applicable borrower is obligated to make quarterly amortization payments of $0.6 million with respect to the term loan A facility, $4.8 million commencing March 31, 2007 with respect to the term loan A-1 facility, and $1.6 million commencing March 31, 2007 with respect to the term loan B facility.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, if Mosaic’s leverage ratio under the Restated Credit Agreement is more than 3.75 to 1.00 as of the end of any fiscal year, borrowings must be repaid from 50% of excess cash flow for such fiscal year end.

Cross-Default Provisions

Most of the material debt instruments of the Company, including the Restated Credit Agreement and the indenture relating to the New Senior Notes, have cross-default provisions. In general, pursuant to these provisions, a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. The threshold under the Restated Credit Agreement and the indenture relating to the New Senior Notes is $30.0 million. Of the Company’s material debt instruments, the indentures relating to Mosaic Global Holdings’ 7.375% debentures due 2018 and 7.300% debentures due 2028 have the lowest specified cross-default threshold amount, $25.0 million.

Costs of the Refinancing

In connection with the refinancing, we incurred approximately $12.5 million of debt issuance costs, $4.8 million in legal and other fees and a $6.4 million loss upon termination of our interest rate swap agreement. We anticipate recording a gain on extinguishment of debt in our fiscal third quarter, if the transaction is accounted for as an extinguishment of debt for financial reporting purposes. The Company is in the process of completing the determination as to whether the Refinancing qualifies as an extinguishment of debt or a refinancing.

Derivative Instruments and Hedging Activities

On December 1, 2006 we terminated an interest rate swap agreement which was entered into on May 25, 2005. As discussed in Note 18, the interest rate swap agreement was a fixed to floating rate interest swap with respect to the $150.0 million of the 10.875% Senior Notes due August 1, 2013. The swap called for us to pay a floating rate of interest equal to six months LIBOR plus 6.314% and the counterparty to pay a fixed rate of 10.875%. The term of the interest rate swap matched the term of the underlying debt and was designated as a fair value hedge under SFAS 133. The swap was terminated due to the Company’s repurchase of $396.1 million aggregate principal amount of the 10.875% Senior Notes due 2013 on December 1, 2006. The termination cost was $6.4 million.

On December 1, 2006 we entered into interest rate swap and zero cost collar agreements to fix a portion of the interest rate on our new term loan A-1 and term loan B facilities. Interest rate swap agreements with respect to $250.0 million aggregate principal amount of the term loan A-1 facility and $125.0 million aggregate principal amount of the term loan B facility were entered into with maturity dates of March 2008 and March 2009 respectively. The March 2008 swap agreements called for us to pay a fixed rate of 4.975% on $125.0 million and 4.9766% on the remaining $125.0 million and for the counterparty to pay a floating rate equal to three month LIBOR. The March 2009 swap agreements called for us to pay a fixed rate of 4.81% on the $125.0 million and for the counterparty to pay a floating rate equal to three month LIBOR. Interest rate zero cost collars with notional amounts of $50.0 million and $75.0 million were entered into with maturity dates of March 2008 and March 2009, respectively. The March 2008 interest rate zero cost collars provide a protection rate of 6.00% and a participation rate of 4.26%. The March 2009 interest rate zero cost collars provide a protection rate of 6.00% and a participation rate of 3.77%. The protection rate caps the maximum interest rate we will need to pay on the relevant debt, and the participation rate sets a floor on the minimum interest rate we will need to pay on the relevant debt. If the interest rate on the relevant debt increases above the protection rate, our swap provider will pay us the difference, and if the interest rate on the relevant debt decreases below the participation rate, we will pay our swap provider the difference. The terms of the interest rate swaps and zero cost collars match the terms of the floating rate term loan A-1 and term loan B debt and are designated as cash flow hedges under SFAS 133.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Esterhazy Mines Sale and Leaseback

On January 15, 2007, the Company, through a subsidiary, completed a sale and leaseback of a newly constructed hoist and headframe located at our Esterhazy Potash mines, which was part of the Esterhazy tonne expansion. Cash proceeds from the sale were approximately $35.1 million which was equal to our cost in the equipment. Accordingly, no gain or loss was recorded on the transaction. The lease has been accounted for as a capital lease. The lease term is five years and is guaranteed by Mosaic.

Esterhazy Mines Brine Inflow

For many years, the Company has had brine inflows at its Esterhazy, Saskatchewan potash mines. The Company recently identified a new brine inflow located approximately 7,500 feet from the existing brine inflow management area in a mined out area at its Esterhazy, Saskatchewan potash mines. The Company is continuing to evaluate the new inflow. Recent data suggests that the new inflow could be significantly greater than inflows previously experienced at the Esterhazy mines. Without abatement, and assuming current estimates to be accurate, the Company has storage capacity to handle the new brine inflow for several months without adversely affecting production at the Esterhazy mines. It is possible that the costs of remedial efforts at Esterhazy may increase in the future and that such an increase could be material, or, in the extreme scenario, that the water inflow, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mines.

Impact of Inability to File this Report in a Timely Fashion on Mosaic’s Indebtedness

Implementation and transitional issues associated with the Company’s new enterprise resource planning system, discussed below in more detail in Item 4(b) of Part I of this 10-Q Report, resulted in our inability to prepare our interim condensed consolidated financial statements for the fiscal quarter ended November 30, 2006 in a timely fashion and to file the 10-Q Report within the filing period specified in the SEC’s rules and forms. Our inability to deliver our interim condensed financial statements for the fiscal quarter ended November 30, 2006 to the lenders under the Restated Credit Agreement and to file the 10-Q Report in a timely fashion resulted in certain events that are or were “Defaults” as defined in certain of our material debt agreements, including but not limited to the Restated Credit Agreement and the indenture relating to our New Senior Notes. These Defaults have been or will be cured upon the filing of the 10-Q Report with the SEC and/or the furnishing of our interim condensed financial statements for the fiscal quarter ended November 30, 2006 to the lenders under the Restated Credit Agreement, which we expect to furnish to them shortly after the filing of the 10-Q Report with the SEC. The Defaults were not “Events of Default” as defined in any of such material debt agreements and, accordingly, did not afford the lenders or the holders of any series of notes the right to accelerate any material debt; however, after January 9, 2007, the date upon which the 10-Q Report was due, until we furnish our interim condensed consolidated financial statements for the fiscal quarter ended November 30, 2006 to the lenders under our Restated Credit Agreement, additional revolving borrowings, swingline loans and letters of credit under the Restated Credit Agreement are not available. Due to our current cash position, this lack of availability of borrowing capacity under our Restated Credit Agreement has not had an adverse effect on our liquidity.

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

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2006 and 2005 ($ in millions, except for per share data):

	Three months ended November 30		Fiscal 2007-2006			Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent		2006	2005	Change	Percent
Net sales	$1,522.0	$1,497.5	$24.5	2%		$2,810.6	$2,901.1	$(90.5)	(3%	)
Cost of goods sold	1,361.5	1,289.1	72.4	6%		2,453.8	2,443.9	9.9	0%

Gross margin	160.5	208.4	(47.9)	(23%	)	356.8	457.2	(100.4)	(22%	)
Gross margin percentage	10.5%	13.9%				12.7%	15.8%
Selling, general and administrative expenses	70.4	68.0	2.4	4%		136.1	125.0	11.1	9%
Restructuring and other charges (income)	—	—	—	—		(0.4)	—	(0.4)	100%
Other operating expense (income)	(0.6)	1.1	(1.7)	(155%	)	(1.2)	0.9	(2.1)	(233%	)

Operating earnings	90.7	139.3	(48.6)	(35%	)	222.3	331.3	(109.0)	(33%	)
Interest expense	41.6	42.9	(1.3)	(3%	)	85.0	81.2	3.8	5%
Foreign currency transaction (gain) loss	(19.8)	13.7	(33.5)	(245%	)	(27.1)	52.7	(79.8)	(151%	)
Other income	(6.7)	(3.8)	(2.9)	76%		(25.2)	(4.7)	(20.5)	436%
Provision for income taxes	24.1	42.3	(18.2)	(43%	)	31.5	93.8	(62.3)	(66%	)
Equity in net earnings of nonconsolidated companies	15.4	12.9	2.5	19%		19.3	27.1	(7.8)	(29%	)
Minority interests in net earnings of consolidated companies	(1.0)	(2.1)	1.1	(52%	)	(2.5)	(4.3)	1.8	(42%	)

Net earnings	$65.9	$55.0	$10.9	20%		$174.9	$131.1	$43.8	33%

Diluted net earnings per share	$0.15	$0.13	$0.02	15%		$0.40	$0.30	$0.10	33%
Diluted weighted average number of shares outstanding	439.4	434.5				438.7	434.2

Overview of Consolidated Results

Our net earnings for the fiscal 2007 second quarter ended November 30, 2006 were $65.9 million, or $0.15 per diluted share, compared with net earnings of $55.0 million, or $0.13 per diluted share, for the same period a year ago. Our fiscal 2007 second quarter results were primarily influenced by the following factors:

•	Net sales were $1.5 billion for the second quarter of fiscal 2007, an increase of 2% compared with a year ago. This was the result of higher Phosphates, Potash and Offshore net sales. The gross margin was $160.5 million, or 10.5% of net sales, compared with $208.4 million, or 13.9% of net sales, a year ago. Total operating earnings were $90.7 million in the fiscal 2007 second quarter, down 35% from the year ago period. The decline in the gross margin and operating earnings was primarily the result of lower Phosphates and Potash selling prices, and higher costs of production, partially offset by unrealized mark-to-market derivative gains of $0.9 million in the second quarter of fiscal 2007, compared with losses of $7.5 million in the second quarter of fiscal 2006.

•	Phosphates net sales increased $28.1 million to $763.9 million compared with the same period in fiscal 2006. The increase in net sales was due to higher PhosChem sales for its other members, which were partially offset by lower Mosaic sales volumes and lower selling prices. The gross margin was $35.9 million, or 4.7% of net sales, compared with $67.7 million, or 9.2% of net sales, for the same period in fiscal 2006. The decline in gross margin was the result of the lower selling prices and higher costs of production.

•	Potash net sales increased $21.9 million to $352.1 million compared with the same period in fiscal 2006. The increase in net sales was due to higher sales volumes, partially offset by lower potash prices. Gross margin was $88.4 million, or 25.1% of net sales, compared with $120.5 million, or 36.5% of net sales, for the same period in fiscal 2006. The decline in gross margin was the result of lower selling prices, higher costs of production, and an unrealized loss on derivatives.

•	Offshore net sales increased 7.0% to $499.9 million compared with the same period in fiscal 2006. The increase in net sales was mainly due to higher sales volume in India.

•	We had a foreign currency transaction gain of $19.8 million in the second quarter compared with a loss of $13.7 million in the same quarter a year ago.

•	We had an effective tax rate of 31.9% in the second quarter of fiscal 2007 compared with 48.9% in the prior year’s quarter. The decrease was primarily the result of a reduction of the Canadian corporate tax rate as well as less impact of certain losses without a tax benefit.

•	The equity in net earnings of non-consolidated companies increased to $15.4 million compared with $12.9 million in the same quarter in fiscal 2006. This was primarily the result of an increase in earnings from Saskferco.

Recent Developments

In December 2006, Bunge Fertilizantes S.A., also a direct and indirect owner in Fosfertil, proposed to merge with Fosfertil, pursuant to which the exiting direct and indirect owners of Fosfertil would own less than 50% of the combined enterprise if the merger were to be completed. We have filed a lawsuit against Bunge Fertilizantes, S.A. and Fosfertil in Brazil to prevent the merger because we are challenging, among other things, the validity of corporate actions taken by Fosfertil and its parent holding company and the valuation placed on Fosfertil. In December 2006, we obtained an injunction that enjoins the general meeting of Fosfertil’s shareholders to vote on the proposed merger from occurring until the merits of our lawsuit against Bunge Fertilizantes S.A. and Fosfertil have been adjudicated. If we are not successful in the matters being litigated and the merger is consummated, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

In December 2006, we completed the Refinancing in which we purchased approximately $1.4 billion aggregate principal amount of our outstanding senior notes and debentures, refinanced a $345 million term loan B facility under our existing senior secured bank credit agreement and funded the purchase of the existing senior notes and debentures and the refinancing of the existing term loan B facility through the issuance of $475 million aggregate principal amount of 7.375% Senior Notes due 2014, $475 million aggregate principal amount of 7.625% Senior Notes due 2016, and new $400 million term loan A-1 and $612 million term loan B facilities under our amended and restated senior secured bank credit agreement. Further information with respect to the Refinancing is set forth in Note 22 of the Notes to the Condensed Consolidated Financial Statements.

Grain stocks are low and crop prices, especially for corn, have risen substantially in recent months. This is partially due to an expected large increase in demand for corn by new ethanol plants in the United States. This strong demand growth is expected to result in much improved market conditions and tighter market balances for all major crop nutrients. Selling prices improved late in the second quarter and this trend has continued into the third quarter.

We recently identified a new brine inflow located approximately 7,500 feet from our existing brine inflow management area in a mined out area at our Esterhazy, Saskatchewan potash mines. We are continuing to evaluate the new inflow but do not currently expect any impact on fiscal 2007 production from the Esterhazy mines. We estimate that the mitigation efforts to address the brine inflow will cost in the range of $20 to $40 million in our fiscal year ending May 31, 2007, a portion of which is expected to be capitalized, which amount is in addition to the expenditures for managing the Esterhazy mines existing brine inflow area. We have been successfully managing brine inflow issues at our Esterhazy mines since 1985; however, recent data suggests that the new inflow could be at the rate of 20,000 to 25,000 gallons per minute, which is significantly greater than inflows we have previously experienced (approximately 10,000 to 15,000 gallons per minute) at the Esterhazy mines. Without abatement, and assuming current estimates to be accurate, we have storage capacity to handle the new brine inflow for several months without adversely affecting production at the Esterhazy mines. Based on prior success in treating other inflows at the Esterhazy mines, we are optimistic that the new inflow can be mitigated successfully through pumping, grouting and other measures; however, there can be no assurance that current and future volumes of the new inflow will not be greater than our current assumptions or that the expenditures to control the new inflow will be consistent with our current estimates. It is possible that the costs of remedial efforts at Esterhazy may increase in the future and that such an increase could be material, or, in the extreme scenario, that the water inflow, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mines.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Three months ended November 30		Fiscal 2007-2006			Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent		2006	2005	Change	Percent
Net sales:
North America	$244.2	$253.0	$(8.8)	(3%	)	$523.6	$554.9	$(31.3)	(6%	)
International	519.7	482.8	36.9	8%		1,029.9	1,037.4	(7.5)	(1%	)

Total	763.9	735.8	28.1	4%		1,553.5	1,592.3	(38.8)	(2%	)
Cost of goods sold	728.0	668.1	59.9	9%		1,408.4	1,387.7	20.7	1%

Gross margin	$35.9	$67.7	$(31.8)	(47%	)	$145.1	$204.6	$(59.5)	(29%	)

Gross margin as a percent of net sales	4.7%	9.2%				9.3%	12.8%
Sales volume (in thousands of metric tonnes):
Fertilizer(a)	2,090	2,159	(69)	(3%	)	4,166	4,831	(665)	(14%	)
Feed	211	291	(80)	(27%	)	430	555	(125)	(23%	)

Total	2,301	2,450	(149)	(6%	)	4,596	5,386	(790)	(15%	)

Average price per tonne:
DAP (FOB plant)	$243	$249	$(6)	(2%	)	$247	$244	$3	1%
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$309	$343	$(34)	(10%	)	$305	$321	$(16)	(5%	)
Sulfur (long ton)	66	75	(9)	(12%	)	69	71	(2)	(3%	)

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended November 30, 2006 and 2005

Phosphates’ net sales increased 4% in the second quarter of fiscal 2007, as a result of higher PhosChem sales for its other members, partially offset by lower volumes of Mosaic products and lower phosphate fertilizer selling prices. In the second quarter of fiscal 2007, the average price of DAP declined to $243 per tonne, or by about $6 per tonne compared with the same period in the prior fiscal year. Our average feed phosphate price increased by about 28% in the second quarter of fiscal 2007 compared with year ago levels as a result of a strong international feed market. Fertilizer and feed phosphates sales volumes declined 6%, in part due to weak market conditions during the first half of the quarter, and lower production rates following the indefinite closure of two plants in May 2006, and also due to the lower operating rates for our Faustina, Louisiana phosphates plant following an explosion at the Faustina facility’s ammonia plant on October 11, 2006. We consolidate the financials of the Phosphate Chemicals Export Association, Inc. (PhosChem), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers outside of the U.S. for us and its other members. Included in our second quarter results in fiscal 2007 is PhosChem revenue from sales of dry concentrate products for its other members of 0.3 million tonnes, equivalent to $75.3 million, compared with 0.1 million tonnes, or $39.7 million for the second quarter in fiscal 2006.

The North American fertilizer market remained slow early in the second quarter of fiscal 2007 as fertilizer dealers continued to delay purchases of their fall requirements. This was due to a delayed harvest along with wet weather in the Eastern Cornbelt of the U.S. However, sales began to increase to this market beginning in the latter half of the quarter. In the international market, volumes were about unchanged compared with year ago levels and included later-than-normal sales to India and Pakistan.

Gross margin as a percentage of sales declined from 9.2% in the second quarter of fiscal 2006 to 4.7% in the same period of fiscal 2007. The decline in gross margin was primarily a result of lower selling prices for phosphates, higher costs for natural gas, idle plant costs primarily associated with the May 2006 restructuring activities, higher unabsorbed fixed costs due to lower production rates, and repair costs associated with the Faustina explosion. These increases were partially offset by lower ammonia and sulfur prices compared with year ago levels. Phosphates had unrealized mark-to-market gains of $7.2 million for the second quarter of fiscal 2007 compared with losses of $8.1 million for the second quarter of fiscal 2006.

Our phosphate rock production was 3.2 million tonnes during the second quarter of fiscal 2007 compared with 4.3 million tonnes for the same period a year ago. This decline in production is primarily due to the closure of our Kingsford phosphate rock mine in September 2005 and the indefinite closure of our Fort Green phosphate rock mine in May 2006. Phosphates production of DAP and MAP was a combined 1.9 million tonnes for the second quarter of fiscal 2007, compared to 2.3 million tonnes for DAP, MAP and TSP for the same period last year. We sold about 28% more than we produced during the second quarter of fiscal 2007, resulting in lower inventories at the end of quarter. In October 2006, we experienced an explosion at our Faustina, Louisiana ammonia plant. As a result, this plant was idle for repairs for most of the quarter. The adjacent phosphate plant in Faustina, Louisiana also sharply reduced production of DAP and MAP during the second quarter of fiscal 2007, to effectively manage its inventory and working capital levels and to mitigate the cost of purchased ammonia. The Faustina phosphates plant increased its production level back to more normal levels in early January 2007 and the ammonia plant was operational by mid-January.

Six months ended November 30, 2006 and 2005

Phosphates’ net sales decreased 2% in the first six months of fiscal 2007, as a result of lower sales volume, partially offset by slightly higher average selling prices and higher PhosChem revenue from sales for its other members. In the first six months of fiscal 2007, sales volumes decreased to 4.6 million tonnes of fertilizer and feed phosphates, compared with 5.4 million tonnes for the same period in fiscal 2006. The average price of DAP increased to $247 per tonne, an increase of $3 per tonne compared with the same period in the prior fiscal year. Our average feed phosphate price increased by about 23% in the first six months of fiscal 2007 compared with year ago levels as a result of a strong international feed market. PhosChem revenue from sales of dry concentrate products for its other members of 0.6 million tonnes equivalent to $159.0 million, is included in our first six months of fiscal 2007 results compared with 0.2 million tonnes, or $68.7 million a year ago.

The North American fertilizer market was slow during most of the first half of fiscal 2007, but sales began to recover late in the second quarter. Net sales to the international market for phosphates were about unchanged in the first six months as strong demand in India was offset by lower sales to China and Australia.

Gross margin as a percentage of sales declined from 12.8% in the first six months of fiscal 2006 to 9.3% for the same period in fiscal 2007. The decline in gross margin was primarily a result of the same factors that influenced the second quarter margin. In addition, Phosphates had unrealized mark-to-market gains of $12.3 million for the six months ended in fiscal 2007 compared with gains of $27.1 million for the six months ended in fiscal 2006.

Our phosphate rock production was 6.8 million tonnes during the first six months of fiscal 2007 compared with 9.8 million tonnes for the same period a year ago. This decline in production is primarily due to the closure of our Kingsford phosphate rock mine in September 2005 and the indefinite closure of our Fort Green phosphate rock mine in May 2006. Phosphates production of DAP and MAP was a combined 3.9 million tonnes for the first half of fiscal 2007, compared to 4.9 million tonnes for DAP, MAP and TSP for the same period last year. We sold about 21% more than we produced during the first six months of the fiscal year resulting in lower inventories at the end of the second quarter.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Net sales:
North America	$231.9	$231.3	$0.6	0%	$414.3	$391.9	$22.4	6%
International	120.2	98.9	21.3	22%	227.9	206.0	21.9	11%

Total	352.1	330.2	21.9	7%	642.2	597.9	44.3	7%
Cost of goods sold	263.7	209.7	54.0	26%	484.4	370.3	114.1	31%

Gross margin	$88.4	$120.5	$(32.1)	(27%)	$157.8	$227.6	$(69.8)	(31%)

Gross margin as a percent of net sales	25.1%	36.5%			24.6%	38.1%
Sales volume (in thousands of metric tonnes)	1,950	1,854	96	5%	3,633	3,468	165	5%
Average price per tonne:
Potash (FOB plant)	$142	$147	$(5)	(3%)	$136	$142	$(6)	(4%)

Three months ended November 30, 2006 and 2005

Potash’s net sales increased 7% in the second quarter of fiscal 2007 compared to fiscal 2006 as a result of a 5% increase in sales volumes and increased sales to Potash Corporation of Saskatchewan (PCS), partially offset by lower prices. Potash sales volumes increased to 1.95 million tonnes in the second quarter of fiscal 2007 compared with 1.85 million tonnes a year ago. The average potash sales price declined 3% in the second quarter of fiscal 2007. Also, under a long-term contract with PCS, we mine and refine PCS reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. For the three months ended November 30, 2006, reported sales under this contract were higher than the second quarter of fiscal 2006.

Our international sales of Saskatchewan potash products are through Canpotex Limited. In July 2006, Canpotex finalized a supply agreement with a key customer in China. The supply contract was for the remainder of calendar 2006 with shipments that began in August 2006. In addition to China, Canpotex successfully concluded potash contracts with Indian importers at the end of August 2006, which are effective through March 2007. As a result, international sales increased in the second quarter as volumes to most customers in the Asian region recovered. Negotiations with China for the 2007 calendar year have begun, but an agreement has not been reached. Shipments to China stopped in early January 2007, pending completion of an agreement.

Potash gross margin as a percent of sales decreased from 36.5% in the second quarter of fiscal 2006 to 25.1% in the same period in fiscal 2007. In the second quarter of fiscal 2006, we had unrealized mark-to-market derivative gains of $0.2 million compared with a loss of $6.4 million in the same period for fiscal 2007. Gross margin decreased as a result of the change in the mark-to-market on the derivatives and the increased costs related in part to lower production rates at our Esterhazy mine as we completed expansion work at this facility. Near the end of the quarter, we announced a $5 to $8 per tonne price increase to North American customers. An additional $10 per tonne increase to North American customers was announced in late December 2006 that took effect January 10, 2007.

In December 2006, our projected 400,000 tonnes per year expansion at our Esterhazy mine was brought on-line at a capital cost of approximately $35 million. PCS paid for one-quarter of the capital cost of this project and will receive one-quarter of the additional production pursuant to a prior agreement. The actual capacity of the expansion will be determined in early 2007. We are also currently in the process of expanding capacity at our

Belle Plaine and Colonsay mines. The Colonsay expansion is expected to be approximately 200,000 tonnes per year and is currently targeted for completion in 2010. The Belle Plaine expansion will occur in two stages. The first phase is expected to expand capacity by approximately 120,000 tonnes per year by 2010 which will also result in energy savings of approximately $5 million per year. The second phase is currently planned for 2012 with an additional capacity of approximately 360,000 tonnes per year. The total capital cost of the Belle Plaine and Colonsay expansion is expected to be approximately $33 million. Our Hersey, Michigan mine will cease producing potash during 2007 (but will continue as a salt production facility) unless we elect to make additional capital expenditures to enable us to mine additional potash at this location. We currently do not intend to make this investment at Hersey because we believe it is more economical to increase our production capacities through additional capital investments at our Canadian mines.

Our Potash production was 1.9 millions tonnes in the second quarter of fiscal 2007 compared with 2.1 million tonnes a year ago. Most of this reduced production occurred at our Esterhazy mine, as we completed an expansion at this mine.

During the second quarter of fiscal 2007, a competitor’s mine in Russia flooded. The flooded mine had a capacity of about 1.2 to 1.5 million tonnes per year or about 2% to 3% of world capacity. The flooding of this mine is expected to tighten the world potash market over the next several years.

Six months ended November 30, 2006 and 2005

Potash’s net sales increased 7% in the first six months of fiscal 2007 compared to fiscal 2006 primarily due to higher sales volumes and higher sales to PCS. Potash sales volumes increased to 3.6 million tonnes in the first six months of fiscal 2007 compared with 3.5 million tonnes a year ago. The average potash sales price was 4% lower during the first half of fiscal 2007. In order to control inventories during the first six months of fiscal 2007, we reduced potash production from 3.8 million tonnes in the year-ago period to 3.3 million tonnes. Also, under a long-term contract with PCS, we mine and refine PCS reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. For the six months ended November 30, 2006, reported sales under this contract were higher than the year-ago period.

Potash gross margin as a percent of sales decreased from 38.1% in the first six months of fiscal 2006 to 24.6% in the same period in fiscal 2007. In the first half of fiscal 2006, we had unrealized mark-to-market derivative gains of $26.3 million compared with a loss of $10.9 million in the same period for fiscal 2007. This change of $37.2 million along with lower selling prices for potash and higher costs accounted for the decline in the gross margin.

Nitrogen Net Sales and Gross Margin

The following table summarizes Nitrogen net sales, gross margin and equity in net earnings of non-consolidated companies ($ in millions):

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Net sales	$25.8	$35.2	$(9.4)	(27%)	$46.9	$59.4	$(12.5)	(21%)
Cost of goods sold	20.8	29.3	(8.5)	(29%)	39.8	52.0	(12.2)	(23%)

Gross margin	$5.0	$5.9	$(0.9)	(15%)	$7.1	$7.4	$(0.3)	(4%)

Gross margin as a percent of net sales	19.4%	16.8%			15.1%	12.5%
Equity in net earnings of nonconsolidated companies—Saskferco	$9.3	$4.6	$4.7	102%	$10.8	$10.1	$0.7	7%

Three months ended November 30, 2006 and 2005

Nitrogen net sales decreased 27% in the second quarter of fiscal 2007 compared with the same period in fiscal 2006 and gross margin declined by $0.9 million as nitrogen prices and volumes were lower. Mosaic serves as a marketing agent for Saskferco’s nitrogen products.

Equity in net earnings of Saskferco increased to $9.3 million in the second quarter of fiscal 2007 compared with $4.6 million a year ago. This was mainly due to lower costs as natural gas prices declined compared with year ago levels.

Six months ended November 30, 2006 and 2005

Nitrogen net sales decreased 21% in the first six months of fiscal 2007 compared with the same period in fiscal 2006 while gross margin declined 4%.

Equity in net earnings of Saskferco increased 7% in the first half of fiscal 2007 primarily as a result of lower natural gas costs.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, gross margin per metric tonne, and equity in net earnings of non-consolidated companies ($ in millions, except gross margin per metric tonne):

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Net sales	$499.9	$467.8	$32.1	7%	$803.8	$807.8	$(4.0)	(0%)
Cost of goods sold	476.1	453.2	22.9	5%	766.7	781.0	(14.3)	(2%)

Gross margin	$23.8	$14.6	$9.2	63%	$37.1	$26.8	$10.3	38%

Gross margin as a percent of net sales	4.8%	3.1%			4.6%	3.3%
Gross margin per metric tonne	$6.56	$4.03	$2.53	63%	$5.48	$4.04	$1.44	36%
Equity in net earnings of nonconsolidated companies:
Fertifos S.A.	$5.7	$6.6	$(0.9)	(14%)	$6.5	$13.6	$(7.1)	(52%)
Other subsidiaries	0.2	1.4	(1.2)	(86%)	1.4	2.5	(1.1)	(44%)

Total	$5.9	$8.0	$(2.1)	(26%)	$7.9	$16.1	$(8.2)	(51%)

Three months ended November 30, 2006 and 2005

Offshore’s net sales increased 7% in the second quarter of fiscal 2007 compared with fiscal 2006, mainly as a result of an increase in sales volumes in India. In the second quarter of fiscal 2007, gross margin increased to $23.8 million, or 4.8% of net sales, compared to $14.6 million, or 3.1% of net sales, for the same period in fiscal 2006. The increase in gross margin is primarily due to a modest recovery in the gross margin in Brazil.

Brazil’s sales volumes increased slightly and were offset by lower selling prices compared to fiscal 2006, but the gross margin increased $8.6 million to $11.1 million in the second quarter of fiscal 2007 compared with the same period a year ago. Gross margin for Brazil as a percentage of sales was 4.6% compared to 1.1% for the same period last year. Market conditions improved modestly for Brazil’s agricultural sector during the second quarter, mainly as a result of higher export soybean prices. In addition, our focus on reducing costs in Brazil also contributed to the improvement in gross margin.

In Argentina, gross margin was nearly unchanged at $5.5 million in the second quarter of fiscal 2007. Our new single superphosphate (SSP) plant with a capacity of 240,000 tonnes per years began production during the first quarter of fiscal 2007. Good margins on SSP products were offset by overall higher operating expenses.

In India, gross margin declined $2.9 million to a loss of $0.1 million in the second quarter of fiscal 2007. Gross margin was lower primarily due to a foreign exchange loss following the appreciation of the Indian Rupee compared to the U.S. dollar.

Equity in net earnings of non-consolidated companies declined to $5.9 million for the second quarter of fiscal 2007 compared with $8.0 million in the same period in fiscal 2006. This was mainly the result of lower equity earnings from our investment in Fertifos S.A., and its subsidiary Fosfertil S.A. operations.

Six months ended November 30, 2006 and 2005

Offshore’s net sales remained relatively unchanged in the first six months of fiscal 2007 compared with fiscal 2006 as an increase in sales volumes in India was offset by lower sales volumes in Australia and lower selling prices in Brazil. In the first half of fiscal 2007, gross margin increased to $37.1 million, or 4.6% of net sales, compared to $26.8 million, or 3.3% of net sales, for the same period in fiscal 2006. The increase in gross margin is primarily due to an improving gross margin in Brazil.

Brazil’s sales volumes increased 11.5% compared to fiscal 2006, driven by higher volumes put through our warehouse terminal. Gross margin increased $11.9 million to $15.3 million in the first six months of fiscal 2007 compared with the same period a year ago. Market conditions improved modestly for the agricultural sector during the first half after a slow start, mainly due to an increase in export soybean prices beginning in September. In addition, aggressive actions taken to reduce our costs, including a reduction of personnel, and lower raw material costs contributed to the improved gross margin.

In Argentina, gross margin increased $0.6 million to $9.6 million in the first six months of fiscal 2007. Our new single superphosphate plant (SSP) with a capacity of 240,000 tonnes per year began production during the first six months of 2007. Good margins on SSP products were somewhat offset by higher operating expenses.

In India, gross margin declined $3.7 million to $0.1 million in the first six months of fiscal 2007 as compared to the same period in fiscal 2006. While volumes are up 40% over last year due to good weather conditions which increased fertilizer consumption, gross margin was lower primarily due to a foreign exchange loss as the Indian Rupee appreciated against the U.S. dollar.

Net sales were lower in Australia due to a severe drought that reduced volumes to less than half of that for fiscal 2006 and gross margin in Australia declined $1.4 million to $1.0 million in the first six months of fiscal 2007.

Equity in net earnings of non-consolidated companies declined to $7.9 million for the first six months of fiscal 2007 compared with $16.1 million in the same period in fiscal 2006. This was mainly the result of lower equity earnings from our investment in Fertifos S.A., and its subsidiary Fosfertil S.A. operations.

Selling, General and Administrative Expenses

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Selling, general and administrative	$70.4	$68.0	$2.4	3.5%	$136.1	$125.0	$11.1	8.9%
Percent of sales	4.6%	4.5%			4.8%	4.3%

Selling, general and administrative expenses were $70.4 million and $136.1 million for the three and six months ended November 30, 2006, respectively, compared to $68.0 million and $125.0 million for the same periods in the prior year. The three month increase in expense was primarily a result of fully expensing share-based compensation at the date of grant due to the retirement age provision for grants after June 1, 2006, as more fully described in Note 15 to our Condensed Consolidated Financial Statements. The six month increase in expense was related to an increase in share-based payments, as more fully described in Note 15 to our Condensed Consolidated Financial Statements, and enterprise resource planning system implementation expenses. These higher expenses were partially offset by a slight decline in Sarbanes-Oxley Section 404 compliance costs.

Interest Expense

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Interest expense	$41.6	$42.9	$(1.3)	(3.0%)	$85.0	$81.2	$3.8	4.7%
Percent of sales	2.7%	2.9%			3.0%	2.8%

Interest expense was $41.6 million and $85.0 million for the three and six months ended November 30, 2006, respectively, compared to $42.9 million and $81.2 million for the same periods in the prior year. The decrease in interest expense for the second quarter of fiscal 2007 related to decreased borrowings and increased capitalized interest in the current quarter. However, the increase for the six months ended November 30, 2006 was due to higher borrowings in the first quarter under our revolving credit facility and higher interest rates than in the same period in the prior year.

Foreign Currency Transaction (Gain) Loss

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Foreign currency transaction (gain) loss	$(19.8)	$13.7	$(33.5)	(244.5%)	$(27.1)	$52.7	$(79.8)	(151.4%)
Percent of sales	(1.3%)	0.9%			(1.0%)	1.8%

For the three and six months ended November 30, 2006, we recorded a foreign currency transaction gain of $19.8 million and $27.1 million, respectively, compared with losses of $13.7 million and $52.7 million for the same periods in the prior year. In the first six months of fiscal 2007, the gain was mainly the result of a weakening of the Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. In the first six months of fiscal 2006, the loss was primarily related to a significant strengthening of the Canadian dollar, a strengthening of the Brazilian Reais and the volatility of the Thai Baht against the U.S. dollar. The Canadian dollar is the functional currency for our Potash business which translates its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency. This results in transaction gains or losses reflected in Mosaic’s Consolidated Statement of Operations. As this is primarily a non-cash accounting exposure, we generally do not to hedge it.

Other (Income) Expense

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Other (income) expense	$(6.7)	$(3.8)	$(2.9)	76.3%	$(25.2)	$(4.7)	$(20.5)	436.2%
Percent of sales	(0.4%)	(0.3%)			(0.9%)	(0.2%)

For the three and six months ended November 30, 2006, we recorded other income of $6.7 million and $25.2 million, respectively, compared with other income of $3.8 million and $4.7 million for the three and six months ended November 30, 2005. Other income increased in the second quarter due to increased interest income on higher cash balances. The change in the six months ended November 30, 2006 is primarily due to a favorable arbitration award received in July 2006 that related to operations of IMC prior to the Combination. The arbitration award arose out of a 2004 settlement of class action lawsuits by plaintiffs from Pensacola, Florida against Agrico, a subsidiary of Mosaic, and a number of unrelated defendants in the Circuit Court of Escambia County, Florida based on alleged releases of contaminants to groundwater from a former Agrico facility in Pensacola, Florida. The facility historically operated as a division of Conoco and subsequently as a subsidiary of The Williams Companies, Inc. In 2004, Conoco and Agrico reached a settlement with the plaintiffs. Agrico had contract and other rights against Williams that it subsequently asserted in a private arbitration. The arbitration concluded in July, 2006 with a decision awarding $20.2 million to Agrico. In November 2006, $4.5 million of this award was remitted by Agrico to Conoco.

Provision for Income Taxes

	Three months ended November 30		Six months ended November 30
	2006	2005	2006	2005
Effective tax rate	31.9%	48.9%	16.6%	46.4%

We had an effective tax rate of 31.9% and 16.6% for the three and six months ended November 30, 2006, respectively, compared to 48.9% and 46.4% for the same periods in fiscal year 2006. The decrease for the three months was primarily the result of a reduction of the Canadian corporate tax rate as well as less impact of certain losses without a tax benefit. The decrease for the six months was primarily the result of a $39.0 million benefit from the reduction of the Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax.

Equity in Net Earnings of Non-Consolidated Companies

	Three months ended November 30		Fiscal 2007-2006		Six months ended November 30		Fiscal 2007-2006
	2006	2005	Change	Percent	2006	2005	Change	Percent
Equity in net earnings of nonconsolidated companies	$15.4	$12.9	$2.5	19.4%	$19.3	$27.1	$(7.8)	(28.8%)
Percent of sales	1.0%	0.9%			0.7%	0.9%

Equity in net earnings of non-consolidated companies was $15.4 million and $19.3 million for the three and six months ended November 30, 2006, respectively, compared with $12.9 million and $27.1 million for the same period in fiscal 2006. The increase in earnings for the second quarter is due to Saskferco, while the lower earnings for the six months is the result of the lower earnings contributed from Fertifos S.A., and its subsidiary Fosfertil S.A.

Capital Resources and Liquidity

We define liquidity as the ability to generate adequate amounts of cash to meet the Company’s cash needs. We assess our liquidity in terms of our ability to fund the day-to-day operating needs of our businesses, make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating and capital expenditure requirements and to service our debt and meet other contractual obligations as they become due.

Cash Requirements

We have certain contractual cash obligations that require us to make payments on a scheduled basis which include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and post-retirement obligations. Our long-term debt is our largest contractual cash obligation and has maturities ranging from one year to 21 years. Our next largest contractual cash obligation is unconditional purchase obligations. Unconditional purchase obligations are contracts to purchase raw materials such as sulfur, ammonia and natural gas. We expect to fund these purchases and our capital expenditures with a combination of operating cash flows and borrowings.

Sources and Uses of Cash

Historically, the primary sources of cash for Mosaic have been operating cash flows, revolving credit facilities, and other senior debt. Historically, the primary uses of cash for Mosaic have been capital expenditures, working capital requirements, and the repayment of debt obligations.

Operating Activities

Operating activities provided $292.8 million of cash for the six months ended November 30, 2006, an increase of $130.7 million compared to the same period in fiscal 2006. The increase in operating cash flows was primarily due to growth in net earnings and a decline in inventories, partially offset by an increase in receivables. Cash from operations in fiscal 2006 was negatively impacted by a $94 million payment in connection with early termination of a phosphate rock contract and settlement of a lawsuit related to the contract, as described in Note 22 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. The inventory dropped in part as a result of a build up of inventory in the prior period for shipments being held for India and China. Also, inventories declined and receivables increased due to the timing of sales near quarter-end.

Investing Activities

Investing activities used $114.7 million of cash for the six months ended November 30, 2006, a decrease of $38.0 million compared to the same period in fiscal 2006. The decrease in cash used by investing activities is mainly the result of lower capital expenditures in the first six months of fiscal 2007 as a result of the impact of the Phosphates restructuring and timing of the capital expenditures, including timing of related payments. Investing activities in fiscal 2006 included $29.2 million in proceeds from a note receivable from Saskferco Products, Inc.

Financing Activities

Cash used by financing activities for the six months ended November 30, 2006, was $65.8 million, a decrease of $4.2 million compared with the same period in fiscal 2006. The primary reason for the decrease in cash flows used by financing activities is due to cash dividends paid in the prior year six-month period on preferred stock that was subsequently converted into common stock.

Debt Instruments, Guarantees and Related Covenants

See Note 10 and Note 22 of the Notes to the Condensed Consolidated Financial Statements above for an update of certain significant information relating to our financing arrangements, including our indebtedness as of November 30, 2006.

On December 1, 2006, the Company completed a refinancing consisting of the purchase of approximately $1.4 billion of outstanding senior notes and the refinancing of the $345.0 million term loan B facility under its existing bank credit agreement which were funded through the issuance of $475.0 million aggregate principal

7.375% Senior Notes due 2014, $475.0 million aggregate principal 7.625% Senior Notes due 2016, a new $400.0 million term loan A-1 facility, and a $612.0 million term loan B facility under an amended and restated senior secured bank credit agreement.

The amended and restated credit facilities are intended to serve as the Company’s primary senior secured bank credit facilities to meet the combined liquidity needs of all of the Company’s business segments. After the Refinancing, the credit facilities under the Restated Credit Agreement consist of a revolving credit facility of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan A facility of $46.4 million, a term loan A-1 facility of $400.0 million and a term loan B facility of $612.0 million. As of November 30, 2006, as adjusted for the Refinancing, under the revolving credit facility:

•	the Company had no outstanding borrowings;

•	outstanding letters of credit that utilized a portion of the revolving credit facility totaled $108.6 million; and

•	net available borrowings were approximately $341.4 million.

The refinancing lengthened the average maturity of our debt portfolio, decreased the average interest rate, and gave greater flexibility to pay down debt in the future. We expect the new debt structure will result in lower annual cash interest by approximately $29 million. See Note 22 of Notes to Condensed Consolidated Financial Statements for further information regarding the refinancing. The credit agreement relating to the Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. These ratios become more stringent over time pursuant to the terms of the credit agreement. There can be no assurance that Mosaic will be able to meet these ratios in the future, particularly as they become more stringent, that Mosaic would be able to comply with applicable financial covenants or meet its liquidity needs, that its business will generate sufficient cash flow from operations in the future, or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic to repay indebtedness or to fund other liquidity needs. Mosaic was in compliance with the provisions of the financial covenants in the credit agreement as of November 30, 2006.

A more detailed description of our financing arrangements is included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

See Note 22 of Notes to Condensed Consolidated Financial Statements with respect to the impact of our inability to file this report in a timely fashion on our indebtedness and liquidity, including the availability of borrowing capacity under our Restated Credit Agreement.

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

Off-Balance Sheet Arrangements and Obligations

In connection with the refinancing referred to above, on December 1, we terminated our existing interest rate swap agreement with a notional amount of $150 million that was hedging the 10.875% Senior Notes due August 1, 2013. In addition, we entered into floating to fixed interest rate swap agreements with a total notional amount of $375 million. The swaps call for us to pay a fixed rate of interest and the counterparty to pay a floating rate of interest at LIBOR. These swaps have been designated as cash flow hedges.

In addition, we have also entered into interest rate collar transactions with a total notional amount of $125 million. These transactions have both a cap above which we will receive interest from our counterparty and a floor below which we will pay our counterparty. These collars have been designated as cash flow hedges.

Further information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 14 of the Condensed Consolidated Financial Statements.

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intention or strategies for the future, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	business and economic conditions and governmental policies affecting the agricultural industry where we or our customers operate, including price and demand volatility resulting from periodic imbalances of supply and demand;

•	changes in the operation of world nitrogen, phosphate or potash markets, including continuing consolidation in the fertilizer industry, particularly if we do not participate in the consolidation;

•	pressure on prices realized by us for our products;

•	the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate;

•	seasonality in our business that results in the need to carry significant amounts of inventory and seasonal peaks in working capital requirements, and may result in excess inventory or product shortages;

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	disruptions to existing transportation or terminaling facilities;

•	risks associated with our international operations;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals including permitting activities;

•	the financial resources of our competitors;

•	provisions in the agreements governing our indebtedness that limit our discretion to operate our business and require us to meet specified financial tests;

•	the retention of existing, and continued attraction of additional, customers and key employees, including any difficulties we may experience in establishing a separate brand identity from Cargill, particularly in certain international jurisdictions in which Cargill traditionally attracted premiums from customers, before expiration of our existing license of Cargill’s brand in 2009;

•	the costs and effects of legal proceedings and regulatory matters affecting us including environmental and administrative proceedings;

•	our ability to effectively stabilize our newly implemented enterprise resource planning system in a timely fashion;

•	any errors in our financial statements, including errors related to the material weaknesses we have identified in our internal controls discussed in Item 4 of Part I of this report;

•	adverse changes in the ratings of our securities and changes in availability of funds to us in the financial markets;

•	actions by the holders of controlling equity interests in businesses in which we hold a minority interest;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

•	accidents involving our operations, including mine fires, and potential explosions or releases of hazardous or volatile chemicals;

•	estimates of the current volumes of brine inflows at our Esterhazy mines, the available capacity of brine storage reservoirs at the Esterhazy mines, the possibility that the rate of the brine inflows could materially increase, our expectations regarding the potential efficacy of remedial measures to control the brine inflows, and the level of capital and operating expenditures necessary to control the inflows.

•	terrorism or other malicious intentional acts;

•	changes in antitrust and competition laws;

•	the effectiveness of our risk management strategy;

•	our ability to successfully complete the integration of the former operations of IMC and the CCN businesses;

•	the ability to develop and execute comprehensive plans for asset optimization and/or rationalization;

•	actual costs of closures of the South Pierce, Green Bay and Fort Green facilities differing from management’s current estimates;

•	realization of management’s expectations regarding reduced raw material or operating costs, reduced capital expenditures and improved cash flow from the closures of the South Pierce, Green Bay and Fort Green facilities, and the ability to obtain any necessary waivers from regulatory agencies with oversight of us or our Phosphates business;

•	Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could increase its ownership or sell its interest in Mosaic after the expiration of existing standstill and lockup provisions in our investor rights agreement with Cargill that expire in 2008 and 2007, respectively;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	our current suboptimal organizational structure in which most of our indebtedness is incurred in the United States while most of our earnings and cash flow are generated by our Canadian subsidiaries; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and Item 1A of Part II of this 10-Q Report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, changes in freight costs and fluctuations in market prices for our products, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes. See Note 17 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 for additional information on market risk and Note 18 of this 10-Q Report.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q Report. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and incorporated by reference herein, which have not been remediated as of November 30, 2006:

•	Ineffective monitoring of the internal controls of our Phosphates business segment

•	Inadequate segregation of duties related to our North American computer software applications

•	Ineffective controls over our accounting for income taxes

In addition, our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period because implementation and transitional issues encountered with implementation of the Company’s new enterprise resource planning system discussed in more detail in Item 4(b) below resulted in our inability to file this 10-Q Report within the filing period specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

Management is taking corrective actions to remediate the material weaknesses previously identified, including remediation actions described in Item 9A(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2006, both incorporated by reference herein. By their nature, such actions require a period of time to implement and become fully effective. Additionally, the timing of the remediation of the material weaknesses will be unfavorably impacted by the transition and implementation issues with our new enterprise resource planning (ERP) system as described more fully below. The following are changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2007:

•	Implemented, as expected, our new ERP system and a common plant maintenance and inventory information technology system across our North American operations on October 2, 2006. We inherited multiple legacy computer systems in North America as a result of our business combination on October 22, 2004. We believe that one common computer system in North America will enhance our internal control over financial reporting as it will allow us to apply consistent processes and increased reliance on automated controls within the computer systems. The ERP replaced legacy applications for our order entry, invoicing, accounts receivable, accounts payable, general ledger, fixed assets, inventory, plant maintenance, purchasing and financial consolidation applications.

Additionally, certain business processes have been modified and in some cases centralized across North America. This included outsourcing of accounts payable disbursements and cash applications processing to a shared service provider.

During our second fiscal quarter, we encountered implementation and transitional issues with the new system implementations and with new outsourcing activities. Specifically, we have experienced significant issues related to financial consolidation including elimination of intercompany balances and business segment reporting. Additionally, we had other issues related to inventory cutoff and vendor payments. To address these issues, we modified ongoing processes and controls during the implementation period. These modifications included putting in place a number of manual controls and procedures as management could not test or rely on certain of the internal controls that are part of the ERP system. Additionally, we were unable to timely file this 10-Q Report as significant additional resources and efforts were required in order to prepare our condensed consolidated financial statements as of and for the period ended November 30, 2006.

Management performed other manual controls and procedures that were designed to help ensure that our interim condensed consolidated financial statements present fairly, in all material respects, our financial condition and results of operations in accordance with U.S. GAAP. Management is in the process of planning and implementing actions to replace the majority of these manual controls and procedures with automated controls in subsequent quarters.

We are also evaluating our process for appropriately assigning user access within these software applications to ensure that we are able to remedy our previously reported material weakness related to segregation of duties within North American computer software applications.

•	Hired a Vice President—Tax who commenced employment in early October 2006.

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 14 of our Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report Form 10-Q.

In addition, the Environmental Protection Agency, or EPA, Region 5 filed an Administrative Complaint against Mosaic USA, LLC d/b/a Mosaic Potash Hersey, LLC for alleged violations of Underground Injection Control (UIC) program requirements. The Complaint alleges Mosaic failed to demonstrate compliance with UIC program mechanical integrity testing requirements applicable to approximately eighteen underground injection wells at the facility. The Complaint proposes a civil penalty of approximately $0.2 million for the alleged violations. Mosaic filed an Answer to Complaint on November 1, 2006. We met with EPA representatives in December 2006 to discuss potential resolution of the proposed penalty. We cannot anticipate the outcome or assess the potential impact of this matter at this time.

In revising its air operating permit, we had previously discovered potential violations of permit emission limits at our Faustina, Louisiana facility caused by the emission increases resulting from the shutdown of a former urea plant at the facility and the potential applicability of National Emissions Standards governing Hazardous Air Pollutants (NESHAP). We met with and reported the potential violations to the LDEQ. The LDEQ issued a compliance order on June 16, 2005, with a schedule for achieving compliance with the NESHAP establishment of a testing schedule and requiring additional investigation and reporting of any other potential violations, all of which we have completed. The compliance order also modified the permitted emission limits pending issuance of Faustina’s Title V permit thereby allowing continued ammonia facility operation. In order to comply, we upgraded existing monitoring equipment. The compliance order also included a notice that LDEQ was considering imposing penalties for the alleged violations. In November 2006 we reached agreement with LDEQ to resolve the potential penalties for less than $0.1 million.

ITEM 1A.	RISK FACTORS

Important risk factors applicable to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, which we refer to as our Fiscal 2006 10-K Report. As a result of our Refinancing, the implementation of our new enterprise resource planning system on October 1, 2006, and other developments in our business since the filing of our Fiscal 2006 10-K Report, we are providing below an update of the risk factors outlined in our Fiscal 2006 10-K Report relating to our indebtedness, environmental and permitting matters, our enterprise resource planning system and accidents occurring in the course of our operating activities:

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

In many cases, as a condition to procuring permits and approvals, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet/income statement criteria, referred to as the financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the future, there can be no assurance that we will be able to pass the applicable tests of financial strength, negotiate consent decrees, establish escrow accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost.

It is possible that we will not be able to comply with such regulations in the future or that the costs of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.

Currently, because of a change in our corporate structure resulting from the Combination, we do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality, we requested an exemption from its financial assurance requirements seeking an alternate financial responsibility test with revised tangible net worth and U.S. asset requirements. Our request for an exemption was initially denied in May 2006. We have reopened discussions on the subject with the Louisiana Department of Environmental Quality. There can be no assurance that the Louisiana Department of Environmental Quality will grant the exemption or that we will be able to meet its terms. If we do not receive an exemption, we may be required to enter into a consent order with the agency or may need to provide credit support, such as surety bonds or letters of credit, to fulfill our financial responsibility obligations in Louisiana.

The environmental regulations to which we are subject, as well as our potential environmental liabilities, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, China, Brazil and other international jurisdictions where we operate, including laws and regulations relating to land reclamation, discharges to air and water and remediation of hazardous substance releases. For example, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Similarly, regulations related to the satisfaction of various U.S. financial assurance requirements for mining companies are the subject of significant discussion at the federal and state levels, including Florida and Louisiana. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third party facilities or offsite disposal locations. In addition, we are subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations by us, our predecessor companies and subsidiaries that our predecessors have sold at facilities that we and our subsidiaries no longer own or operate. Liabilities under these and other environmental health and safety laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. In addition, laws similar to those in the United States may be applicable in international jurisdictions where we operate. In some international jurisdictions, environmental laws change frequently and it may be difficult for us to determine if we are in compliance with all material environmental laws at any given time. Failure to meet available financial tests to satisfy financial assurance requirements could result in the need for us to provide financial support through other approved mechanisms, such as letters of credit, surety bonds or cash escrows, which we may not be able to comply with or could result in the necessity of entering into a consent agreement with applicable regulatory agencies. As a result of liabilities under and violations of environmental laws and related uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income, third-party claims for property damage or personal injury or remedial or other costs which would negatively impact our financial condition and results of operations.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Compliance with present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations.

We have implemented a new enterprise resource planning system with additional controls. Failure to fully stabilize the new system in an effective and a timely fashion will delay our ability to fully correct the material weaknesses we had previously identified in our internal controls. We had previously reported that our disclosure controls and procedures and our internal control over financial reporting are ineffective as a result of those material weaknesses. We have also now determined that our disclosure controls and procedures are ineffective because of short term implementation and transitional issues with our new enterprise resource planning system that resulted in our inability to file this 10-Q Report on a timely basis. We may also identify in the future additional material weaknesses or significant deficiencies in our internal control over financial reporting arising out of the implementation of our new enterprise resource planning system.

We are stabilizing a new enterprise resource planning system, or ERP system, which went “live” on October 2, 2006. The new ERP system includes additional controls that are part of our efforts to remediate the material weaknesses in our internal control over financial reporting. A failure to fully stabilize the new system in an effective and a timely fashion will delay our ability to fully correct the material weaknesses we have identified in our internal controls. In addition, the new system includes implementation of business processes that we expect to improve our ability to manage our business, to increase our efficiencies and realize synergies from the Combination and to reduce our overall costs. Failure to fully stabilize the new system in an effective and timely fashion could adversely affect our implementation of these business processes and the achievement of our business goals. In some cases, the current business processes that are being replaced or improved will no longer be operational once the new ERP system has been fully implemented and stabilized. For example, we depend on the new system for a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters. A failure of the new system to adequately perform these functions could materially adversely affect our ability to effectively manage these business processes and could create difficulties in completing sales to customers, receiving payments from customers and making payments to suppliers or impact other matters that could materially adversely affect our results of operations, disclosure controls or internal control over financial reporting (including our ability to timely prepare and file financial statements).

We were unable to file this 10-Q Report on a timely basis because of the implementation of the new ERP system, which necessitated additional time to accurately complete our quarterly financial consolidation process and to prepare the related information required to be included in it, and until the ERP system has been effectively stabilized there can be no assurance that similar delays in filing reports required under the Securities Exchange Act of 1934 or other issues will not occur in the future. We had previously reported that our disclosure controls and procedures and our internal control over financial reporting are ineffective as a result of material weaknesses in our internal control over financial reporting that we had identified in our Fiscal 2006 10-K report. We have also now determined that our disclosure controls and procedures were not effective for the purpose for which they were designed as of November 30, 2006 as a result of our late filing of this 10-Q Report. It is also possible that, when we report on our assessment of our internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending May 31, 2007, we will identify additional material weaknesses in our internal control over financial reporting arising from the implementation and transitional issues with our new ERP system. Additional information regarding the status of the new ERP system and its effect on our disclosure controls and internal control over financial reporting is included in Item 4(b) of Part I of this 10-Q Report.

Accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures.

We engage in mining and industrial activities that can result in serious accidents. Mining, in particular, can be a dangerous activity. If our safety procedures are not effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. For example:

•	Our Esterhazy mines have had an inflow of brine for more than 20 years, and have recently experienced an additional inflow in a mined out area near the existing inflows. The Esterhazy mines are not insured against the risk of floods and water inflows and the costs to control the brine inflows could increase in future years. The brine inflows, risk to employees or remediation costs could also cause us to change our mining process or abandon these mines, which in turn could significantly negatively impact our results of operations, liquidity or capital resources. Since December 1985, we have had inflows of saturated brine into our two interconnected potash mines at Esterhazy, Saskatchewan. Over the past century, several potash mines experiencing water inflow problems have flooded. One of our competitors in Russia is currently experiencing significant water inflow problems and has abandoned one of its mines. In order to control brine inflows at Esterhazy, we have incurred, and will continue to incur, expenditures, certain of which due to their nature have been capitalized, while others have been charged to expense.

We recently identified a new saturated brine inflow located approximately 7,500 feet from our existing brine inflow management area in a mined out area at our Esterhazy, Saskatchewan potash mines. We are continuing to evaluate the new inflow. We estimate that the mitigation efforts to address the brine inflow will cost in the range of $20 to $40 million in our fiscal year ending May 31, 2007, a portion of which is expected to be capitalized, which is in addition to the expenditures for managing the Esterhazy mines existing brine inflow area. Recent data suggests that the new inflow could be at the rate of 20,000 to 25,000 gallons per minute, which is significantly greater than inflows we have successfully managed (approximately 10,000 to 15,000 gallons per minute) at the Esterhazy mines since 1985. Without abatement, and assuming current estimates to be accurate, we have storage capacity to handle the new brine inflow for several months before adversely affecting production at the Esterhazy mines.

There can be no assurance that the pumping, grouting and other measures that we have used to mitigate other inflows at the Esterhazy mines will be successful in mitigating the new inflow or will continue to be effective in mitigating the existing inflow in the future, that the volumes of the water inflows will not be greater than our current assumptions or that the expenditures to control the inflows will be consistent with our current estimates. It is possible that the costs of remedial efforts at Esterhazy may further increase beyond our current estimates in the future and that such an increase could be material, or, in the extreme scenario, that the water inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mines.

Due to the ongoing brine inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Our mine at Colonsay, Saskatchewan, is also subject to the risks of inflow of water as a result of our shaft mining operations.

•	We experienced a fire at our Esterhazy mines in 2006. If our emergency procedures had not been successful, we might have had significant injuries or death. Mine operations were halted while we investigated the origin of the fire. On January 29, 2006, we experienced a fire at our Esterhazy mines. At the time of the fire, there were 72 mine workers underground. These mine workers were safely evacuated on January 30, 2006. Moreover, we halted operations at our Esterhazy mines during our investigation of the origin of the fire for over a week. Any failure of our safety procedures in the future could result in serious injuries or death, or lengthier shutdowns, which could result in significant liabilities and/or impact on the financial performance of our Potash business, including a possible material adverse effect on our results of operations, liquidity or financial condition. Any fire at our shaft mines at Colonsay, Saskatchewan and Carlsbad, New Mexico, could have a similar effect on us.

•	We handle significant quantities of ammonia at some of our facilities. If our safety procedures are not effective, an accident involving our ammonia operations could result in serious injuries or death, or result in the shutdown of our facilities. We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, and use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants. Saskferco also produces ammonia. For our Florida phosphates concentrates plants, ammonia is received at terminals in Tampa and transported by means of pipelines to our facilities. Our ammonia is generally stored and transported at high pressures. An accident could occur that could result in serious injuries or death, or the evacuation of areas near an accident. An accident could also result in property damage or the shutdown of our Florida or Louisiana phosphates concentrates plants, the ammonia terminals or pipelines serving those plants, Saskferco’s facilities or our other ammonia storage and handling facilities. As a result, an accident involving ammonia could have a material adverse effect on our results of operations, liquidity or financial condition.

•	We also use or produce other hazardous or volatile chemicals at some of our facilities. If our safety procedures are not effective, an accident involving these other hazardous or volatile chemicals could result in serious injuries or death, or result in the shutdown of our facilities. We use sulfuric acid in the production of concentrated phosphates in our Florida and Louisiana operations. Our Louisiana facilities produce fluorosilicic acid and silica tetraflouride, both of which are hazardous chemicals, for resale to third parties. We also use or produce other hazardous or volatile chemicals at some of our facilities. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in property damage or shutdown of our facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition. For example, on October 11, 2006, an explosion occurred at our Faustina, Louisiana ammonia plant, which is located adjacent to our phosphate production facility. Damage to the exterior of the ammonia plant was minor, but various components needed to be repaired. As a result, the ammonia plant was idle for repairs until mid-January 2007.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of November 30, 2006, after giving effect to the Refinancing, the outstanding principal amount of our indebtedness would have been $2.5 billion (excluding unused availability under our revolving credit facility of $341.4 million and excluding the fair market value adjustment related to the Combination). Our level of indebtedness could have important consequences. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	make it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow money or sell stock (other than the common stock of Mosaic) to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs.

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

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to:

•	borrow money, issue specified types of preferred stock or guarantee or provide other support for indebtedness of third parties, including guarantees to finance purchases of our products;

•	pay dividends on, redeem or repurchase our capital stock;

•	make acquisitions of new subsidiaries;

•	make investments in or loans to entities that we do not control, including joint ventures;

•	fund our Offshore business segment from our North American operations;

•	make capital expenditures in excess of certain annual amounts;

•	transact business with Cargill except under certain circumstances;

•	transfer our principal properties, stock of our subsidiaries and intercompany indebtedness to Mosaic Global Holdings Inc. and its subsidiaries (which primarily include our subsidiaries that mine and produce potash) from The Mosaic Company and its other subsidiaries;

•	use assets as security in other transactions;

•	sell assets, other than sales of inventory in the ordinary course of business, except in compliance with specified limits and up to specified dollar amounts, unless we use the net proceeds to repay indebtedness or reinvest in replacement assets;

•	merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into unrelated businesses;

•	prepay indebtedness; and

•	enter into speculative swaps, derivatives or similar transactions.

In general, the covenants also require us to offer to purchase, at 101% of the outstanding principal amount, our 7.375% Senior Notes due 2014 and 7.625% Senior Notes due 2016 in the event of a change of control of The Mosaic Company followed by a decline in the ratings assigned to such notes by credit rating agencies. A change of control of The Mosaic Company is a default under our senior secured bank credit facilities

These covenants may limit our ability to effectively operate our business.

In addition, our senior secured bank credit facilities require that we meet certain financial tests, including an interest expense coverage ratio test and a leverage ratio test. These financial tests become more stringent over time. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, or when the financial tests become more stringent, we may not be able to comply with the applicable financial covenants.

Any failure to comply with the restrictions of our credit facilities or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or, if accelerated, upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our amended and restated credit agreement, or if a default otherwise occurs, the lenders under our amended and restated credit facilities could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our amended and restated credit facilities and prevent us from making payments on the notes. Any such actions could force us into bankruptcy or liquidation, and we cannot provide any assurance that we could repay our obligations in such an event.

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

The 2006 Annual Meeting of Stockholders of the Company was held on October 4, 2006. The meeting was held to consider and vote upon: (i) the election of four directors (Phyllis E. Cochran, Robert L. Lumpkins, Harold H. MacKay and William T. Monahan), each for a term of three years expiring in 2009 or until their respective successors have been duly elected and qualified; (ii) the approval of an amendment to The Mosaic Company 2004 Omnibus Stock and Incentive Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 shares to 25,000,000 shares; and (iii) the ratification of the appointment of KPMG LLP as the independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending May 31, 2007.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Broker Non-Votes
Phyllis E. Cochran	408,280,162.10	428,603.92	—
Robert. L. Lumpkins	375,120,768.50	33,587,997.48	—
Harold H. MacKay	408,263,866.10	444,899.92	—
William T. Monahan	407,332,666.70	1,376,099.29	—

The votes cast with respect to the approval of an amendment to The Mosaic Company 2004 Omnibus Stock and Incentive Plan to increase the number of shares authorized for issuance under the plan from 10,000,000 shares to 25,000,000 shares are summarized as follows:

For	Against	Abstained	Broker Non-Votes
373,604,083.20	19,066,604.53	291,079.28	15,746,999

The votes cast with respect to ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending May 31, 2007 are summarized as follows:

For	Against	Abstained	Broker Non-Votes
406,779,375.60	382,791.23	1,546,599.20	—

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

January 29, 2007

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.a.	Indenture dated as of December 1, 2006 between The Mosaic Company and U.S. Bank National Association relating to the 7 3/8% Senior Notes due 2014 and 7 5/8% Senior Notes due 2016	Exhibit 4.ii.a. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.ii.b.	Registration Rights Agreement dated December 1, 2006 between The Mosaic Company, the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Scotia Capital (USA) Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc. and Wells Fargo Securities, LLC relating to the 7 3/8% Senior Notes due 2014	Exhibit 4.ii.b. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.ii.c.	Registration Rights Agreement dated December 1, 2006 between The Mosaic Company, the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Scotia Capital (USA) Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc. and Wells Fargo Securities, LLC relating to the 7 5/8% Senior Notes due 2016	Exhibit 4.ii.c. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.ii.d.	Amended and Restated Credit Agreement, dated as of February 18, 2005, among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4.ii.d. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

10.iii.a.**	Transition Agreement, dated September 30, 2006, by and between The Mosaic Company and Fredric W. Corrigan.	Exhibit 10.1 to the Current Report on Form 8-K of The Mosaic Company for September 30, 2006*

10.iii.b.**	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended October 4, 2006)	Appendix B to the Proxy Statement of The Mosaic Company dated August 23, 2006*

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

99.1	Item 9A(b) and 9A(d) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006	Items 9A(b) and 9A(d) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006*

99.2	Item 4 of Part I of The Mosaic Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006	Item 4 of Part I of The Mosaic Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006*

*	SEC File No. 001-32327
**	Denotes management contract or compensatory plan.