Form 10-Q
period 2007-02-28
MOSAIC CO
filed 2007-04-09
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 440,389,800 common shares as of April 4, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Net sales	$1,278.7	$1,073.2	$4,089.3	$3,974.3
Cost of goods sold	1,165.6	1,059.2	3,619.4	3,503.1

Gross margin	113.1	14.0	469.9	471.2
Selling, general and administrative expenses	77.8	61.8	213.9	186.7
Restructuring and other charges (income)	—	—	(0.4)	—
Other operating expense (income)	1.1	(3.4)	(0.1)	(2.4)

Operating earnings (loss)	34.2	(44.4)	256.5	286.9
Interest expense	49.6	44.2	134.6	125.4
Foreign currency transaction (gain) loss	(17.8)	13.8	(44.9)	66.5
Gain on extinguishment of debt	(33.9)	—	(33.9)	—
Other income	(7.4)	(1.7)	(32.6)	(6.4)

Earnings from consolidated companies before income taxes	43.7	(100.7)	233.3	101.4
Provision for income taxes	6.6	(27.2)	38.1	66.5

Earnings from consolidated companies	37.1	(73.5)	195.2	34.9
Equity in net earnings of non-consolidated companies	5.5	2.0	24.8	29.0
Minority interests in net earnings of consolidated companies	(0.4)	(0.1)	(2.9)	(4.4)

Net earnings (loss)	$42.2	$(71.6)	$217.1	$59.5

Earnings available for common stockholders:
Net earnings (loss)	$42.2	$(71.6)	$217.1	$59.5
Preferred stock dividend	—	2.6	—	7.7

Earnings available for common stockholders	$42.2	$(74.2)	$217.1	$51.8

Basic earnings per share	$0.10	$(0.19)	$0.50	$0.14

Diluted earnings per share	$0.10	$(0.19)	$0.49	$0.14

Basic weighted average common shares outstanding	439.5	383.6	432.3	382.4

Diluted weighted average common shares outstanding	440.9	383.6	439.2	436.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	February 28 2007	May 31 2006
Assets
Current assets:
Cash and cash equivalents	$459.7	$173.3
Receivables, net	501.3	453.2
Trade receivables due from Cargill, Incorporated and affiliates	21.3	52.6
Inventories	674.8	760.9
Deferred income taxes	49.1	50.5
Other current assets	72.6	89.9

Total current assets	1,778.8	1,580.4
Property, plant and equipment, net	4,250.7	4,416.6
Investments in nonconsolidated companies	350.5	318.9
Goodwill	2,271.4	2,347.1
Other assets	71.7	57.6

Total assets	$8,723.1	$8,720.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$59.3	$152.8
Current maturities of long-term debt	85.7	69.3
Accounts payable and accrued liabilities	800.6	789.0
Trade accounts payable due to Cargill, Incorporated and affiliates	73.5	17.1
Accrued income taxes	122.6	97.9

Total current liabilities	1,141.7	1,126.1
Long-term debt, less current maturities	2,425.0	2,384.6
Long-term debt-due to Cargill, Incorporated and affiliates	2.0	3.5
Deferred income taxes	586.0	675.0
Other noncurrent liabilities	907.2	980.2
Minority interest in consolidated subsidiaries	24.7	20.4
Stockholders’ equity:
Preferred stock, 7.5% mandatorily convertible, $0.01 par value, 15,000,000 shares authorized, 0 and 2,750,000 shares issued and outstanding as of February 28, 2007 and May 31, 2006, respectively (liquidation preference $50 per share)	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, 0 and 5,458,955 shares issued and outstanding as of February 28, 2007 and May 31, 2006, respectively	—	0.1
Common stock, 440,296,361 and 384,393,848 shares issued and outstanding as of February 28, 2007 and May 31, 2006, respectively	4.4	3.8
Capital in excess of par value	2,299.1	2,244.8
Retained earnings	1,200.0	982.9
Accumulated other comprehensive income	133.0	299.2

Total stockholders’ equity	3,636.5	3,530.8

Total liabilities and stockholders’ equity	$8,723.1	$8,720.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended February 28
	2007	2006
Cash Flows from Operating Activities
Net cash provided by operating activities	$440.3	$91.7
Cash Flows from Investing Activities
Capital expenditures	(176.5)	(264.3)
Proceeds from note receivable from Saskferco Products Inc.	—	44.0
Payments of restricted cash	(13.0)	—
Other	0.6	(0.1)

Net cash used in investing activities	(188.9)	(220.4)
Cash Flows from Financing Activities
Payments of short-term debt	(537.6)	(95.4)
Proceeds from issuance of short-term debt	445.4	210.8
Payments of long-term debt	(1,772.2)	(91.9)
Proceeds from issuance of long-term debt	1,998.0	7.7
Payment of tender premium on debt	(110.1)	—
Payments for deferred financing costs	(15.7)	—
Proceeds from stock options exercised	36.4	27.0
Payment for swap termination	(6.4)	—
Payments on debt due to Cargill, Inc. and affiliates	—	(0.6)
Cash dividends paid	—	(7.7)

Net cash provided by financing activities	37.8	49.9
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(1.6)

Net change in cash and cash equivalents	286.4	(80.4)
Cash and cash equivalents—beginning of period	173.3	245.0

Cash and cash equivalents—end of period	$459.7	$164.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$191.5	$196.5
Income taxes	57.3	140.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (Mosaic and together with its subsidiaries, we, us, our, or the Company) is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients. For the global agriculture industry, we are a single source for phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients. Headquartered in Plymouth, Minnesota, we serve customers in approximately 45 countries. We have phosphate mining operations in Florida and phosphate production facilities in Florida, Louisiana and Argentina; potash mines and production facilities in Saskatchewan, Canada, New Mexico and Michigan; strategic equity investments in phosphate and nitrogen production facilities in Brazil, China and Canada; and a combination of production, blending or distribution operations in nearly a dozen countries, including the top four nutrient consuming countries in the world. We were formed through the business combination of IMC Global Inc. (IMC) and the fertilizer businesses of Cargill, Incorporated on October 22, 2004, which we refer to as the Combination. Upon completion of the Combination, IMC’s former common stockholders owned 33.5% and Cargill and its affiliates (Cargill) owned 66.5% of the outstanding shares of our common stock. As of February 28, 2007, Cargill owned approximately 64.9% of our outstanding common stock. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS.”

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

Our Offshore business segment, which we refer to as Offshore, consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key international markets, including Brazil, China and India. In addition, we also own or have strategic investments in production facilities in Brazil, China and Argentina. Our operations and strategic investments in Brazil make us one of the largest producers and distributors of blended fertilizers in this key agricultural market. We own a 19.8% direct and indirect interest in Fosfertil S.A. (Fosfertil), the largest Brazilian producer of phosphate and a significant nitrogen fertilizer manufacturer in Brazil. Fosfertil and its subsidiary operate three phosphate production facilities, two phosphate rock mines, and two nitrogen manufacturing facilities. In China, we own a 35% equity stake in Yunnan Three

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Circles-Sinochem-Cargill Fertilizers Co., Ltd., a diammonium phosphate, or DAP, granulation plant near Kunming in Yunnan Province. In addition, in August 2006 we expanded our presence in Argentina through the start-up of a newly constructed granular single superphosphate (SSP) plant adjacent to our port operations in Quebracho. Offshore serves as a market for Phosphates and Potash but also purchases and markets products from other suppliers worldwide.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (U.S. GAAP) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of February 28, 2007, our results of operations for the three and nine months ended February 28, 2007 and 2006, and cash flows for the nine months ended February 28, 2007 and 2006. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Condensed Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

Throughout the Notes to Condensed Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation activities, and the provision for income taxes. Actual results could differ from these estimates.

Share-Based Payment

As of the date of the Combination, the Company accounted for stock-based compensation under the fair value method of accounting as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Disclosure of Stock-Based Compensation,” (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). As such, the Company had recorded stock-based compensation expense in the Condensed Consolidated Statements of Operations at fair value, reduced by actual forfeitures.

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

Goodwill

Goodwill is carried at cost; it is not amortized and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment at the reporting unit level on at least an annual basis or upon the occurrence of events that may indicate possible impairment. The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment (if any) by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. During the second quarter of fiscal 2007, goodwill was tested for impairment in this manner. The fair value of each of our reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on our net income or total stockholders’ equity as previously reported.

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

The Company also reclassified certain amounts from mineral properties and rights to building and leasehold improvements and machinery and equipment for the May 31, 2006 balances. The mineral properties and rights, building and leasehold improvements, and machinery and equipment were reclassified to conform with the mappings in the new enterprise resource planning system (ERP) as this was a better classification. In the May 31, 2006 balance sheet, the amounts reclassified to building and leasehold improvements and land and land

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements from mineral properties and rights were $89.7 million and $92.4 million, respectively. This reclassification was deemed immaterial to the financial statements as it had no effect on net income, total stockholders’ equity, and total assets.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning June 1, 2007. Management is currently reviewing FIN 48 to determine the impact and materiality of its adoption to the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS 154. SAB 108 is effective for the Company on May 31, 2007. Management is currently reviewing SAB 108 to determine the impact and materiality of its adoption to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this Statement simplifies and codifies fair value related guidance previously issued within U.S. GAAP. Although this Statement does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS 157 is effective for the Company beginning June 1, 2008. Management is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. The Statement will also require the measurement of the funded status of a plan to match that of the date of the Company’s

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal-year-end financial statements, eliminating the use of earlier measurement dates previously permissible. For the Company, the portion of SFAS 158 relating to the recognition of the funded status of a plan is effective as of May 31, 2007 with the requirements for congruent measurement dates effective on May 31, 2009. Management is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

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

In February 2007, the FASB issued Statement of Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards No. 115 (SFAS 159). SFAS 159 expands opportunities to use fair value measurement in financial reporting by permitting entities to choose to measure many eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for the Company on June 1, 2008. Management is currently reviewing the SFAS 159 to determine the impact and materiality of its adoption to the Company.

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

	Three months ended February 28		Nine months ended February 28
(shares in millions)	2007	2006	2007	2006
Basic weighted average common shares outstanding	439.5	383.6	432.3	382.4
Common stock issuable upon vesting of restricted stock awards	0.4	—	0.2	0.1
Common stock equivalents	1.0	—	0.7	0.7
Common stock issuable upon conversion of preferred stock	—	—	6.0	52.9
Diluted weighted average common shares outstanding	440.9	383.6	439.2	436.1

A total of 1.2 million and 5.1 million shares for the three and nine months ended February 28, 2007, respectively, and 5.1 million shares for the three and nine months ended February 28, 2006 subject to stock options were not included in the computation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be anti-dilutive.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

The income tax provisions recorded for the three and nine months ended February 28, 2007 were determined in accordance with the requirements of APB Opinion No. 28—“Interim Financial Reporting” and FASB Interpretation No. 18—“Accounting for Income Taxes in Interim Periods” (FIN 18) and SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).

During June 2006, the Canadian government approved legislation to reduce the Canadian corporate tax rate and eliminate the Canadian corporate surtax.

SFAS 109 requires that deferred tax balances be revalued to reflect tax rate changes. The effective tax rate for the three months ended February 28, 2007 was impacted by a benefit of $5.4 million due to correction of an error in our first quarter fiscal 2007 assessment of the effects from the reduction of Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax. In the nine months ended February 28, 2007, the Company recorded a $44.4 million tax benefit in relation to the reduction in Canadian tax rates in accordance with SFAS No. 109.

6. Inventories

Inventories consist of the following:

	February 28 2007	May 31 2006
Raw materials	$13.3	$39.6
Work in process	152.2	156.4
Finished goods	406.7	458.2
Operating materials and supplies	102.6	106.7

	$674.8	$760.9

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	February 28 2007	May 31 2006
Land	$169.1	$167.1
Mineral properties and rights	2,000.3	2,086.8
Buildings and leasehold improvements	885.3	870.3
Machinery and equipment	2,476.3	2,368.6
Construction in-progress	254.1	232.6

	5,785.1	5,725.4
Less: accumulated depreciation, depletion and amortization	1,534.4	1,308.8

	$4,250.7	$4,416.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 28, 2007 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2006	$753.9	$1,593.2	$2,347.1
Deferred tax adjustment	(2.2)	(8.1)	(10.3)
Foreign currency translation	—	(65.4)	(65.4)

Balance as of February 28, 2007	$751.7	$1,519.7	$2,271.4

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The terms of the guarantees are equal to the terms of the related financing arrangements. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of February 28, 2007, we have estimated the maximum potential future payment under the guarantees to be $29.3 million. The fair market value of these guarantees is immaterial to the financial statements at February 28, 2007 and May 31, 2006.

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses over the last several years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of February 28, 2007, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $4.5 million. We have recorded a liability of $1.3 million for the fair value of these guarantees as of February 28, 2007 and May 31, 2006. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We do not believe that we currently have any material liability relating to these routine indemnification obligations.

Other Indemnities. Our maximum potential exposure under other indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transaction. Total maximum potential exposure under these indemnification arrangements is not estimable due to uncertainty as to whether claims will be made or how they will be resolved. We do not believe that we will be required to make any material payments under these indemnity provisions.

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

10. Financing Arrangements

On December 1, 2006, we completed a refinancing (Refinancing) consisting of (i) the purchase by subsidiaries of approximately $1.4 billion of outstanding senior notes and debentures (Existing Notes) pursuant to tender offers and (ii) the refinancing of a $345.0 million term loan B facility under our existing bank credit agreement. The total consideration paid for the purchase of the Existing Notes, including tender premiums and consent payments but excluding accrued and unpaid interest, was approximately $1.5 billion. Mosaic funded the purchase of the Existing Notes and the refinancing of the existing term loan B facility through the issuance of $475.0 million aggregate principal 7.375% senior notes due 2014 and $475.0 million aggregate principal 7.625% senior notes due 2016, and new $400.0 million term loan A-1 and $612.0 million new term loan B facilities under an amended and restated senior secured bank credit agreement (Restated Credit Agreement). The excess proceeds from the Refinancing are available to us for general corporate purposes.

The revolving credit facility and term loan A facility existing under our senior secured bank credit agreement before the Refinancing were not refinanced and remain in place under the Restated Credit Agreement.

Purchases of Existing Notes

The Existing Notes purchased in the Refinancing consisted of approximately $124.0 million aggregate principal amount of Mosaic Global Holdings’ 6.875% Debentures due 2007, $371.0 million aggregate principal amount of 10.875% Senior Notes due 2008, $374.1 million aggregate principal amount of 11.250% Senior Notes due 2011, $396.1 million aggregate principal amount of 10.875% Senior Notes due 2013, and $145.8 million aggregate principal amount of Phosphate Acquisition Partners L.P.’s 7% Senior Notes due 2008. After giving effect to the purchases of the Existing Notes, approximately $26.0 million aggregate principal amount of Mosaic Global Holdings’ 6.875% debentures due 2007, $23.9 million aggregate principal amount of 10.875% senior notes due 2008, $29.4 million aggregate principal amount of 11.25% senior notes due 2011, $3.5 million aggregate principal amount of 10.875% senior notes due 2013 and $4.2 million aggregate principal amount of Phosphate Acquisition Partners L.P.’s 7% senior notes due 2008 remain outstanding. In connection with the closing of the Refinancing, the indentures pursuant to which the Existing Notes were issued were amended to remove substantially all of their restrictive covenants, including restrictions limiting the payment of dividends by Mosaic Global Holdings to Mosaic.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Senior Notes

The offering of the $475.0 million aggregate principal 7.375% senior notes due 2014 and $475.0 million aggregate principal 7.625% senior notes due 2016 (New Senior Notes) was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (Securities Act), and to non-U.S. persons in reliance on Regulation S under the Securities Act. The New Senior Notes were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The indenture relating to the New Senior Notes limits the ability of the Company to make restricted payments, which includes investments, guarantees, and dividends on and redemptions or repurchases of our capital stock. The indenture also contains other covenants and events of default that limit various matters or require the Company to take various actions under specified circumstances.

The obligations under the New Senior Notes are guaranteed by substantially all of Mosaic’s domestic operating subsidiaries, Mosaic’s subsidiaries that own and operate the Company’s potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which Mosaic owns the guarantors.

Amended and Restated Credit Facilities

The amended and restated credit facilities are intended to serve as our primary senior secured bank credit facilities to meet the combined liquidity needs of all of our business segments. After the Refinancing, the credit facilities under the credit agreement consist of a revolving credit facility of up to $450.0 million available for revolving credit loans, swingline loans and letters of credit, a term loan A facility of $45.8 million, a term loan A-1 facility of $400.0 million and a term loan B facility of $612.0 million.

Borrowings under the revolving credit facility, the term loan A facility and the term loan A-1 facility bear interest at LIBOR plus 1.50%, and borrowings under the term loan B facility bear interest at LIBOR plus 1.75%. Prior to the Refinancing, the revolving credit facility and the term loan A facility bore interest at LIBOR plus 1.25% and the term loan B facility bore interest at LIBOR plus 1.50%. Commitment fees accrue at a rate of 0.375% on unused amounts under the revolving credit facility.

The Restated Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. It also contains other covenants and events of default that limit various

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matters or require us to take various actions under specified circumstances. In connection with the Refinancing, certain of the covenants were amended to provide us with greater financial flexibility. These amendments included adjustments to the required levels of the leverage ratio and the interest coverage ratio effective beginning with Mosaic’s fiscal quarter ended February 28, 2007. A limitation on our ability to pay dividends on, redeem or repurchase our capital stock was unchanged in the Refinancing.

The obligations under the Restated Credit Agreement are guaranteed by substantially all of Mosaic’s domestic operating subsidiaries, Mosaic’s subsidiaries that own and operate the Company’s potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which Mosaic owns the guarantors. The obligations are secured by security interests in mortgages on and/or pledges of (i) the equity interests in the guarantors and in domestic subsidiaries held directly by Mosaic and the guarantors under the Restated Credit Agreement; (ii) 65% of the equity interests in other foreign subsidiaries held directly by Mosaic and such guarantors; (iii) intercompany borrowings by subsidiaries that are held by Mosaic and such guarantors; (iv) the Belle Plaine and Colonsay, Saskatchewan, Canada and Hersey, Michigan potash mines and the Riverview, Florida phosphate plant owned by the Company; and (v) all inventory and receivables of Mosaic and such guarantors.

The maturity date of the revolving credit facility is February 18, 2010, the maturity date of the term loan A facility is February 19, 2010, the maturity date of the term loan A-1 facility is December 1, 2011 and the maturity date of the term loan B facility is December 1, 2013. Prior to maturity, in general, the applicable borrower is obligated to make quarterly amortization payments of $0.6 million with respect to the term loan A facility, $4.8 million commencing March 31, 2007 with respect to the term loan A-1 facility, and $1.6 million commencing March 31, 2007 with respect to the term loan B facility. In addition, if Mosaic’s leverage ratio as defined under the Restated Credit Agreement is more than 3.75 to 1.00 as of the end of any fiscal year, borrowings must be repaid from 50% of excess cash flow for such fiscal year.

Accounting for Refinancing

In accordance with EITF Issue No. 96-19, Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19), the Company performed an analysis by creditor to determine whether the Refinancing would be recorded as an extinguishment of debt or a modification of debt.

Under EITF 96-19, if the debt is determined to be extinguished it would initially be recorded at fair value and that amount would be used to determine the debt extinguishment gain or loss to be recognized and the effective interest rate of the new instrument. Any new fees paid by the debtor to the creditor (such as underwriting fees, arrangement fees, and tender premiums) in connection with an extinguishment along with any preexisting unamortized premium or discount on the extinguished debt, including any preexisting unamortized fair market value adjustment which was previously recorded in purchase accounting, are to be included in determining the debt extinguishment gain or loss to be recognized. New costs paid to third parties (such as legal fees, accounting fees, and other related fees) should be amortized over the term of the new debt using the effective interest method in a manner similar to debt issuance costs.

When the debt is considered to be modified, a new effective interest rate is determined based on the carrying amount of the original debt and the revised cash flows. Any new fees paid by the debtor to the creditor along with any preexisting unamortized premium or discount on the extinguished debt, including the preexisting unamortized fair market value adjustment for the related debt which was previously recorded in purchase accounting, are amortized as an adjustment to interest expense over the remaining term of the new debt instruments using the effective interest method. Any new fees received (e.g., to cancel a debtor’s call option) should be similarly accounted for. New costs paid to third parties related to the new debt should be expensed as incurred.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Company’s analysis, it was determined that a significant portion of the Refinancing qualified as debt extinguishment under EITF 96-19, and the Company recorded a pre-tax gain of $33.9 million. The pre-tax gain on the extinguishment debt is comprised of the following items:

Fair market value adjustment on extinguished debt	$(157.3)
Deferred financing fees on extinguished debt	12.8
Tender premiums on extinguished debt	102.5
New issuance costs on extinguished debt	1.7
Termination costs on interest rate swap related to extinguished debt	6.4

Total	$(33.9)

In conjunction with the Refinancing, the Company recorded $21.4 million in deferred financing fees on the balance sheet which are included in other current assets and other non-current assets. The deferred financing fees include debt issuance costs, legal fees, and other related third party costs based on the general guidance noted above.

Short-term Debt

Short-term debt consists of the revolving credit facility under the Restated Credit Agreement, a receivables financing facility, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $59.3 million and $152.8 million as of February 28, 2007 and May 31, 2006, respectively. The weighted average interest rate on short-term borrowings was 7.4% and 6.6% as of February 28, 2007 and May 31, 2006, respectively.

We had no outstanding borrowings and $100.0 million in outstanding borrowings under the revolving credit facility as of February 28, 2007 and May 31, 2006, respectively. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $112.4 million and $128.4 million as of February 28, 2007 and May 31, 2006, respectively. The net available borrowings under the revolving credit facility as of February 28, 2007 and May 31, 2006 were approximately $337.6 million and $221.6 million, respectively. Unused commitment fees of $0.2 million were expensed during each of the fiscal quarters ended February 28, 2007 and 2006. Borrowings under the revolving credit facility bear interest at LIBOR plus a spread.

Also included in short-term borrowings were outstanding amounts under a $55.0 million PhosChem receivables purchase facility. This facility supports PhosChem’s funding of its purchases of crop nutrients from us and other PhosChem members and is nonrecourse except that the uninsured portion of receivables sold is with recourse to PhosChem but not to us. The PhosChem facility bears an interest rate of LIBOR plus 1.125%. As of February 28, 2007 we had no borrowings outstanding under the facility. As of May 31, 2006, we had $13.2 million outstanding under the facility.

The remainder of the short-term borrowings balance consisted of Offshore lines of credit and other short-term borrowings. As of February 28, 2007, these borrowings bear interest rates between 5.6% and 9.0%. As of February 28, 2007 and May 31, 2006, $59.3 million and $39.6 million, respectively, were outstanding.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. Long-term debt as of February 28, 2007 and May 31, 2006, respectively, consisted of the following:

	February 28, 2007 Stated Value	Combination Fair Market Value Adjustment	February 28, 2007 Total Value	May 31, 2006 Stated Value	Combination Fair Market Value Adjustment	May 31, 2006 Total Value
Term loans	$1,057.8	$8.7	$1,066.5	$394.1	$—	$394.1
Industrial revenue bonds	40.9	1.2	42.1	40.9	1.3	42.2
Other secured notes	40.6	0.1	40.7	47.8	0.1	47.9
Unsecured notes	1,014.5	8.5	1,023.0	1,339.8	196.5	1,536.3
Unsecured debentures	284.4	6.4	290.8	408.5	10.7	419.2
Other	47.6	—	47.6	14.2	—	14.2

Total long-term debt	2,485.8	24.9	2,510.7	2,245.3	208.6	2,453.9
Less current portion	77.9	7.8	85.7	19.1	50.2	69.3

Total long-term debt, less current maturities	$2,407.9	$17.1	$2,425.0	$2,226.2	$158.4	$2,384.6

As of February 28, 2007 and May 31, 2006, we had $1,066.5 million and $394.1 million, respectively, outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facility bears interest at LIBOR plus a spread.

As more fully discussed above, the Restated Credit Agreement requires Mosaic to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. Mosaic was in compliance with the provisions of the financial covenants in the credit agreement as of February 28, 2007.

We have two industrial revenue bonds which total $42.1 and $42.2 million as of February 28, 2007 and May 31, 2006, respectively. As of February 28, 2007, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $40.7 million and $47.9 million as of February 28, 2007 and May 31, 2006, respectively. As of February 28, 2007, the secured notes bear interest rates between 5.6% and 12.0%. The maturity dates range from 2007 to 2010.

We have several unsecured notes which total $1,023.0 million and $1,536.3 million as of February 28, 2007 and May 31, 2006, respectively. This includes the New Senior Notes issued as part of the Refinancing described above. As of February 28, 2007, the unsecured notes bear interest rates between 5.5% and 11.5%. The maturity dates range from 2007 to 2016.

We have several unsecured debentures which total $290.8 million and $419.2 million as of February 28, 2007 and May 31, 2006, respectively. As of February 28, 2007, the unsecured debentures bear interest rates between 6.9% and 9.5%. The maturity dates range from 2007 to 2028.

The remainder of the long-term debt balance relates to fixed asset financings, variable rates loans, and other types of debt. As of February 28, 2007 and May 31, 2006, $47.6 million and $14.2 million, respectively, were outstanding.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2007, Mosaic had at least $60 million available for restricted payments, including the payment of cash dividends with respect to its common stock under the covenants limiting the payment of dividends in the indenture relating to the New Senior Notes and $45.2 million available for the payment of cash dividends with respect to its common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

Scheduled maturities of long-term debt are as follows for the periods ending May 31:

March 1 - May 31, 2007	$42.3
2008	73.5
2009	66.8
2010	93.5
2011	37.6
2012	369.0
Thereafter	1,803.1

Total	$2,485.8

Impact of Inability to File Second Quarter Fiscal 2007 10-Q Report in a Timely Fashion on Mosaic’s Indebtedness

Implementation and transitional issues associated with the Company’s new ERP system resulted in the inability of Mosaic to prepare its interim condensed financial statements for the fiscal quarter ended November 30, 2006 and to file its quarterly report on Form 10-Q for that fiscal quarter (Fiscal 2007 Second Quarter 10-Q Report) in a timely fashion. Our inability to deliver our interim condensed financial statements for the fiscal quarter ended November 30, 2006 and to file Mosaic’s Fiscal 2007 Second Quarter 10-Q Report in a timely fashion resulted in certain events that were “Defaults” as defined in certain of our material debt agreements, including but not limited to the Restated Credit Agreement and the indenture relating to our New Senior Notes. These Defaults were cured upon the filing of the Fiscal 2007 Second Quarter 10-Q Report with the SEC and/or the furnishing of our interim condensed financial statements to the lenders under the Restated Credit Agreement, which we furnished to them shortly after the filing on January 30, 2007 of the Fiscal 2007 Second Quarter 10-Q Report. The Defaults were not “Events of Default” as defined in any of such material debt agreements and, accordingly, did not afford the lenders or the holders of any series of notes the right to accelerate any material debt; however, after January 9, 2007, the date upon which the 10-Q Report was due, until we furnished our interim condensed consolidated financial statements for the fiscal quarter ended November 30, 2006 to the lenders under our Restated Credit Agreement, additional revolving borrowings, swingline loans and letters of credit under the Restated Credit Agreement were not available. As a result of our available cash and cash equivalent balances during the period, this lack of availability of borrowing capacity under our Restated Credit Agreement did not have an adverse effect on our liquidity.

11. Restructuring and Other Charges

On May 2, 2006, the Company announced plans to indefinitely close three facilities in Florida, including our Fort Green phosphate rock mine, South Pierce’s granular triple superphosphate (GTSP) concentrates plant and Green Bay’s DAP and MAP concentrates plant in central Florida (Phosphates Restructuring). The three facilities affected by Mosaic’s restructuring actions, which were among Mosaic’s highest cost phosphate operations, ceased production at the end of May 2006. Minimal operations will continue at the production plants to maintain and close the phosphogypsum stacks.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $287.6 million of pre-tax restructuring charges for the fiscal year ended May 31, 2006 related to the Phosphate Restructuring. These charges were: $16.3 million for employee separation costs covering approximately 625 production, technical, administrative and support employees in our Phosphates segment; $261.8 million for accelerated depreciation of long-lived assets (including $99.1 million related to additional asset retirement obligations), and $9.5 million related primarily to spare parts inventory write-offs and other costs associated with the exit of certain contractual agreements.

In the first quarter of fiscal 2007, the Company recorded a pension curtailment gain of approximately $1.6 million and an additional restructuring charge of $1.2 million for individuals who elected an early out payment in the first quarter of fiscal 2007. During the first nine months of fiscal 2007, the Company paid out $18.1 million related to severance, final payments on construction in progress, and other contractual commitments.

The following is the detail of restructuring and other charges and a roll-forward of the liability account:

	Workforce Reductions	Remaining Commitments on Construction in Progress	Other Facility Closure Costs	Total
Accrued restructuring and other charges at May 31, 2006	$16.3	$1.0	$0.8	$18.1
Restructuring and other charges	1.2	—	—	1.2
Cash expenditures	(17.3)	(0.5)	(0.3)	(18.1)

Accrued restructuring and other charges at February 28, 2007	$0.2	$0.5	$0.5	$1.2

The Company currently anticipates that the facility closures and activities to which all of these charges relate will be substantially completed within one year of the commitment dates of the respective activities, except certain long-term contractual and legal obligations.

12. Accounting for Asset Retirement Obligations

We account for asset retirement obligations (AROs) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and re-vegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted to its present value using a credit-adjusted risk-free rate.

As discussed in Note 11, the Company announced plans on May 2, 2006, to indefinitely close three facilities in Florida (the Phosphates Restructuring), including our Fort Green phosphate rock mine, South Pierce GTSP concentrates plant and Green Bay DAP and MAP concentrates plant in central Florida. The indefinite closure of these facilities accelerated the timing of certain ARO payments.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our asset retirement obligations is as follows:

Balance as of May 31, 2006	$548.2
Liabilities incurred	0.6
Liabilities settled	(49.0)
Accretion expense	49.5

Balance as of February 28, 2007	$549.3

The current portion of the asset retirement obligations included in accrued liabilities on the Condensed Consolidated Balance Sheets was $67.3 million and $35.8 million as of February 28, 2007 and May 31, 2006, respectively. The noncurrent portion of the AROs included in other noncurrent liabilities was $482.0 million and $512.4 million as of February 28, 2007 and May 31, 2006, respectively.

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

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Service cost	$1.8	$1.8	$5.5	$5.2
Interest cost	7.9	7.4	23.6	22.3
Expected return on plan assets	(8.5)	(7.8)	(25.4)	(23.3)

Net periodic cost	$1.2	$1.4	$3.7	$4.2

	Post-retirement Benefit Plans
	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Service cost	$0.3	$0.3	$0.8	$0.9
Interest cost	1.6	1.5	4.8	4.7

Net periodic cost	$1.9	$1.8	$5.6	$5.6

Based on an actuarial assessment, we estimated that contributions will be $26.7 million to our pension plans and $12.8 million to our other post-retirement benefit plans in fiscal year 2007. During the three and nine months ended February 28, 2007, we contributed $5.0 million and $19.8 million to our pension plans, respectively, and $2.1 million and $6.4 million to our post-retirement benefit plans, respectively. During the three and nine months ended February 28, 2006, we contributed $7.6 million and $19.7 million to our pension plans, respectively, and $1.5 million and $ 6.7 million to our post-retirement benefit plans, respectively

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Contingencies

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

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, we have agreed, pursuant to consent orders or agreements with appropriate governmental agencies, to undertake certain investigations which currently are in progress to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $16.4 million and $19.9 million at February 28, 2007 and May 31, 2006, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210-foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (KDHE) oversight, we have completed measures to fill and stabilize the sinkhole to prevent further expansion. In response to a July 2006 request from KDHE, we submitted a report regarding the steps taken to ensure the long term stability of the sinkhole and an adjacent railroad track and a description of proposed future sinkhole monitoring. We are also engaged in discussions with KDHE regarding its July 2006 request that we investigate the potential for subsidence or collapse at approximately 20 to 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties and roadways. In addition, we received claims in the amount of approximately $0.6 million from BNSF Railway Company (BNSF) for actions it deemed necessary to protect its railroad tracks near the sinkhole. We reached an oral settlement totaling $0.5 million regarding BNSF’s claims in December 2006 and are completing written documentation of the settlement. We do not expect that these costs will have a material impact on our business or financial condition in excess of amounts accrued. It is possible that we may receive further claims from governmental agencies or other third parties relating to the sinkhole or other former salt solution mining wells at the property that could exceed established accruals.

New Wales Phosphogypsum Stack Anomaly. A subsurface loss of process water from the Phase 1 limited phosphogypsum stack at our New Wales facility located in Polk County, Florida was discovered in February 2004. Upon discovery, we promptly notified representatives of the Florida Department of Environmental Protection (FDEP) and other regulatory agencies and began a geotechnical assessment. The results of our assessment determined that a geologic anomaly had developed underlying the stack causing a collapse which breached its liner and allowed the subsurface release of phosphogypsum and process water. We embarked on a program to remediate

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the anomaly through a grouting process. In October 2004, our third party geotechnical consultant reported that the anomaly had been successfully repaired, and a final report has been submitted to the FDEP, which is reviewing the report. We do not expect future expenditures relating to this matter, if any, to be material.

Pensacola Personal Injury Litigation. In March 2005, Patsy Roark, individually and on behalf of her minor son, Ian Roark Skuropat (collectively, Plaintiff), filed a lawsuit against our subsidiary, Agrico Chemical Company (Agrico), IMC and a number of unrelated defendants in the Circuit Court of the First Judicial Circuit, Escambia County, Florida. Defendants received service of the lawsuit on or about November 1, 2005. Plaintiff alleges Ian Roark Skuropat contracted osteosarcoma, a form of bone cancer, by reason of exposure to contaminants at and/or released from a former Agrico facility in Pensacola, Florida that produced crop nutrients and related materials beginning in the late 1800s or early 1900s until approximately 1975. The facility operated as a division of Conoco, Inc. (Conoco) from at least 1963 until approximately 1972, and then as a subsidiary of The Williams Companies, Inc. (Williams). Under a Superfund consent decree with the EPA, Conoco and Williams completed soil stabilization and capped the site in 1997 and conduct ongoing groundwater and well monitoring.

Plaintiff seeks unspecified compensation based on alleged rights under the Florida Water Quality Assurance Act, and alleged conduct by the defendants including ultra hazardous activity, negligence, misrepresentation, fraudulent concealment and nuisance. In December 2005, we filed an answer to the Plaintiff’s lawsuit denying liability and asserting various affirmative defenses. We dispute any liability and believe that we have substantial defenses. In July 2006, Williams agreed to assume the defense of Agrico in this matter as indemnitor under a 1987 agreement pursuant to which Williams divested its interests in Agrico. In March 2007, we entered into an agreement to transfer the defense of Agrico to Williams in this matter.

EPA RCRA Initiative. The EPA Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (RCRA) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” EPA’s announcement indicates that by 2007, EPA intends to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by EPA under RCRA. We have provided EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and EPA has inspected all of our currently operating processing facilities in the U.S. In addition to EPA’s inspections, our Bartow and Green Bay facilities entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are in the process of negotiating similar consent orders for our Uncle Sam and Faustina facilities in Louisiana. We may enter similar orders for some or the remainder of our phosphate production facilities in Florida.

We have received Notices of Violation (NOVs) from EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities in Florida. EPA has issued similar NOVs to our competitors and has referred the NOVs to the U.S. Department of Justice (DOJ) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to, previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We have met several times with the DOJ and EPA to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA expressed a desire to obtain financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If a resolution cannot be reached, we intend to vigorously defend these matters in any enforcement actions that may be pursued. Should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay significant civil penalties.

We have established accruals to address the cost of implementing the related consent orders at our Bartow and Green Bay facilities and the fees that will be incurred defending against the NOVs discussed above. We cannot at this stage of the discussions predict whether the costs incurred as a result of EPA’s RCRA initiative, the consent orders, or the NOVs will have any material effect on our business or financial condition.

In addition, in May 2006, a federal grand jury in Louisiana issued subpoenas to Mosaic Fertilizer, LLC and to four employees seeking documents and testimony regarding waste handling practices at our Faustina, Louisiana facility. The subpoenas were issued as part of an investigation being conducted by the U.S. Attorney’s Office in New Orleans. In March 2007 we were notified that the government was discontinuing the grand jury investigation. In addition, the U.S. Attorney’s Office has formally recalled the subpoenas previously issued to our four employees.

Clean Air Act New Source Review. In January 2006 and March 2007, EPA Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (114 Requests) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. To date, we have responded to parts of the 114 Requests. In June and December 2006, we met with EPA Region 6 representatives to explore a negotiated resolution of this matter. We plan to meet with EPA representatives in upcoming months to discuss further options for a potential resolution. We have established accruals to address penalties that might be sought by EPA as well as defense costs and expenses. Although the resolution of this matter also may require capital improvements at significant cost, at the early stage of these proceedings, we cannot determine what modifications will be necessary and whether the outcome of this matter will have a material effect on our business or financial condition.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resources damages in connection with the release. Negotiations with government agencies acting as natural resource trustees are ongoing. We intend to assert appropriate defenses to the claims and do not currently expect that the claims will have a material effect on our business or financial condition.

In September 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial (Complaint) was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The Complaint, which arises out of the sudden release of phosphoric acid process water from our Riverview facility described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic as part of the Combination. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs amended their Complaint, and we filed an additional motion to dismiss which was heard by the Circuit Court in August 2006. The Circuit Court granted our second motion to dismiss the case with prejudice on January 9, 2007. Plaintiffs have appealed the dismissal. We believe that we have substantial defenses to the claims asserted and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Florida Water Balances. Unusually large quantities of rain and robust hurricane activity in 2003 and 2004, including three significant hurricanes passing through Polk County, Florida in 2004 caused large amounts of water to gather in process water storage and treatment areas in our central Florida phosphoric acid production facilities. Our Bartow facility’s rain shed includes the area of the former Mulberry Phosphates, Inc. plant in Mulberry, Florida where we contracted with the FDEP to close the phosphogypsum management system. As a part of the contract, process water from the Mulberry facility had been transferred to our adjacent Bartow facility prior to the excess rains and hurricanes. To mitigate water issues, our Bartow facility is able to evaporate water in its phosphoric acid production system. The Bartow facility has also installed a heat input system and a system to use process water in its mills in order to enhance evaporation. For a period of time after the hurricanes, FDEP issued a series of immediate final orders to the phosphate industry that allowed the Bartow, Green Bay and Mulberry facilities to discharge water after treating it to federal standards. To minimize water-related risks, we have constructed substantial additional water storage capability in the form of a regional pond that can be shared by the three facilities. We have also contracted with a third party to construct and operate a water treatment unit at the Green Bay facility that can also serve our regional pond. In accordance with a consent order with the state, treatment began in June 2006. In February 2007, we amended our contract with FDEP to provide for increased funding to compensate for the increased costs to treat water and to close the phosphogypsum management system at the facility. Should excessive rainfall or hurricanes continue to occur in coming years, our facilities may be required to take additional measures to manage process water and such measures could potentially have a material effect on our business and financial condition.

As a result of the high water balances at phosphate facilities in Florida resulting from the rainfall events and hurricanes described above, FDEP adopted a new rule in July 2006 requiring phosphate production facilities to meet more stringent process water management objectives within their phosphogypsum management systems. Compliance could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition, but we do not expect it to do so. The rule allows us three to five years to comply, and we believe that we will be able to do so within that timeframe. Additionally, future events of excessive rainfall or hurricanes could affect our ability to comply with the new rule within the relevant timeframe.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to state water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a Consent Agreement with the FDEP that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. There can be no assurance that we will be able to comply with the revised rules during or upon the expiration of the Consent Agreement.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (LDEQ), we filed a Request for Exemption proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our Request for Exemption in May 2006. We continue to pursue discussions with LDEQ with respect to our exemption request. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, such as surety bonds or letters of credit, which may not be available to us, or (iii) enter into a compliance order with the agency.

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

The Paraná Public Prosecution Service brought actions in August 1999 and October 1999 in the 1st Federal Court of Paranagua against Fospar and another party seeking to (i) suspend activities that might eliminate mangrove swamp areas near a proposed maritime terminal and bulk pier, (ii) redress environmental damage, (iii) enjoin dredging and certain other activities that could cause an adverse environmental impact on the estuary, and (iv) void environmental licenses and authorizations for the proposed maritime terminal and bulk pier. A federal judge subsequently ordered an expert environmental investigation relating to both cases. Although the results of the investigation were favorable to Fospar, in July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, finding that the request for canceling the licenses and authorizations was partially

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valid. Fospar and the other defendant were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar has appealed the monetary aspects of the ruling and the Paraná Public Prosecution Service has filed an appeal requesting dismantling of the maritime terminal and bulk pier and cancellation of licenses and authorizations. Fospar estimates that its liability for these costs, which is pending the appeal, could range from zero to $2.4 million. As of February 28, 2007, no liability has been recorded in connection with this action as management does not consider it probable.

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

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), our subsidiary, Mosaic Global Holdings assumed responsibility for environmental impacts at several oil and gas facilities that had been operated by FTX, Phosphate Resource Partners Limited Partnership (PLP) (which was merged into Phosphate Acquisition Partners L.P. (PAP), a wholly-owned subsidiary of Mosaic Global Holdings, shortly before the Combination) or their predecessors. In addition, in connection with the acquisition of the sulfur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) in 2002, Mosaic Global Holdings and PAP reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify Mosaic Global Holdings and PAP against these oil and gas responsibilities except for a limited number of specified potential claims for which Mosaic Global Holdings or PAP retained responsibility. Our remaining responsibility is not expected to have a material effect on our business or financial condition. We have not established an accrual as of February 28, 2007.

We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; Williams and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. Potential indemnification is not considered in our established accruals.

Phosphate Mine Permitting in Florida

The Ona Extension of our Florida Mines. In February 2004, FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our phosphate mines in central Florida. Certain counties and other plaintiffs challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the downstream water supply and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (ALJ) in 2004 and to a remand hearing in October 2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that FDEP issue the

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permit to us with certain conditions which we view as acceptable. In the initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of FDEP issued a Final Order on July 31, 2006 adopting the ALJ’s orders with minor modifications and directed FDEP to issue the permit. Two counties and other plaintiffs have appealed the Final Order. We anticipate that the permit will be upheld on appeal and that the appeal process will not adversely affect our future mining plans for the Ona extension.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mallinckrodt Litigation

In November 2005, Mallinckrodt, Inc. (Mallinckrodt) filed a complaint in U.S. District Court in the Northern District of Illinois against Mosaic Global Holdings. The complaint was served on Mosaic Global Holdings in March 2006. The complaint alleges that Mosaic Global Holdings breached a 1987 agreement for the sale of the fertilizer business by Mallinckrodt to Mosaic Global Holdings by (i) entering into a settlement with an insurer in violation of Mallinckrodt’s rights, (ii) refusing to reimburse Mallinckrodt for in excess of $2 million in payments Mallinckrodt made for worker’s compensation claims relating to its former fertilizer business, and (iii) refusing to acknowledge that it has a contractual obligation to indemnify an insurance company affiliated with Mallinckrodt. At a settlement conference before a magistrate judge on January 17, 2007, the parties orally agreed to settle the case, with Mallinckrodt, Inc. agreeing to release its claims against Mosaic Global Holdings in exchange for payment of $0.9 million and assumption by Mosaic Global Holdings of future obligations under two workers’ compensation cases. The settlement was finalized in March 2007.

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

Fosfertil Merger Proceedings

In December 2006, Fosfertil and Bunge Fertilizantes S.A. (Bunge Fertilizantes) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (Bunge Group) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil, S.A. (Mosaic Fertilizantes) filed a lawsuit against Bunge Fertilizantes, Fertilizantes Ouro Verde S.A. (the parent of Bunge Group), Fosfertil and Fertifos Administracão e Participacão S.A. (Fertifos, the parent holding company of Fosfertil) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization, and in February 2007, Mosaic Fertilizantes filed a petition with the Brazilian Securities Commission challenging, among other things, the valuation placed by Bunge Fertilizantes on Fosfertil. In December 2006, the Court of Appeals in Sao Paulo, Brazil, granted Mosaic Fertilizantes an injunction that enjoins the general meeting of Fosfertil’s shareholders to vote on the proposed merger from occurring until the merits of Mosaic Fertilizantes’ lawsuit against Bunge Fertilizantes and the other parties have been adjudicated. In February 2007, the Court of Appeals upheld its injunction. In February 2007, Bunge Fertilizantes and Fertilizantes Ouro Verde

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.A. filed an appeal with the Supreme Justice Court in Brasilia, Brazil of the decision by the Court of Appeals to uphold the injunction. On March 30, 2007, the Lower Court ruled in favor of Bunge Fertilizantes, Fertilizantes Ouro Verde S.A., Fosfertil and Fertifos with respect to the validity of corporate actions taken by Fosfertil and Fertifos, lifting the injunction against the general meeting of Fosfertil’s shareholders. Mosaic Fertilizantes is appealing the decision of the Lower Court. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

Tax Contingencies

Mosaic and our subsidiaries and affiliates are engaged, from time to time, in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes. Our material tax judicial or administrative matters include the following:

Brazilian Tax Matters. More particularly, our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $44.2 million. We have recorded an accrual of approximately $14.2 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $11.2 million, as of February 28, 2007. In addition, as a result of a change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. The amount of these excess PIS Cofins tax credits stands at approximately $2.9 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $30.1 million.

Florida Sales and Use Tax. In July 2005, a Notice of Intent to Make Audit Changes (Notice) was sent to Cargill Fertilizer, Inc. followed up by a letter by the Florida Department of Revenue (FDOR) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), were owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, we assumed the obligations of Cargill Fertilizer, Inc. in the Combination. The July 2005 Notice relates to a sales and use tax audit which has been pending in Florida for several years. In August 2005, we responded to the FDOR requesting a conference to discuss the Notice and entered into a letter agreement with the FDOR in October 2005 where we agreed on a process to complete the audit. The FDOR agreed during the completion of this process not to issue the Notice and, if the process results in corrections or adjustments to the Notice, to amend the Notice to reflect such corrections or adjustments. We continue to work with the FDOR to complete this audit, and the FDOR is currently considering additional information provided to them. We continue to believe that the amount asserted as being due in the Notice has been calculated using incorrect assumptions. We cannot, however, anticipate the outcome or assess the potential impact at this time.

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue (Department of Revenue) filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997 and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the unpaid taxes ($4.1 million through February 28, 2007), plus unspecified amounts of penalties and attorneys’ fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. In May 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings’ for interlocutory review of the trial court’s decision denying the exception regarding improper venue. In August 2006, Mosaic Global Holdings filed a motion alleging that the suit was untimely and therefore should be dismissed, with prejudice. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

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

Assumptions used to calculate the fair value of stock options in each period are noted in the following table. Expected volatilities were based on the combination of Mosaic and IMC’s historic six-year volatility of common stock. The expected term of the options is calculated using the simplified method described in SAB 107 under which the Company can take the midpoint of the vesting date and the full contractual term. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life. The Company does not currently anticipate payment of dividends. A summary of the assumptions used to estimate the fair value of stock option awards is as follows:

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Weighted average assumptions used in option valuations:
Expected volatility	40.6%	44.2%	40.8%	45.2%
Expected dividends	—	—	—	—
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	4.80%	4.54%	4.82%	4.16%

The following share-based transactions occurred during the nine months ending February 28, 2007:

•

During the third quarter, Mosaic accelerated vesting of stock options relating to 77,497 shares and restricted stock units relating to 26,112 shares held by former executives of the Company, effective upon their termination from Mosaic. An additional cumulative non-cash compensation expense of $0.9 million was recorded under SFAS 123R for the three months ended February 28, 2007.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

During the second quarter, Mosaic accelerated vesting of stock options relating to 466,229 shares and restricted stock units relating to 179,201 shares held by our former President and Chief Executive Officer, effective upon his retirement on January 1, 2007. An additional cumulative non-cash compensation expense of $2.7 million was recorded under SFAS 123R for the nine months ended February 28, 2007.

The Company recorded share-based compensation expense, net of forfeitures, of $5.5 million and $17.1 million for the three and nine months ended February 28, 2007, respectively, and $2.2 million and $5.9 million for the three and nine months ended February 28, 2006, respectively. The tax benefit related to share-based compensation expense was $2.1 million and $6.5 million for the three and nine months ended February 28, 2007, respectively. The tax benefit related to share-based compensation expense was $0.8 million and $2.2 million for the three and nine months ended February 28, 2006, respectively.

A summary of Mosaic’s stock option activity during the nine months ended February 28, 2007 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 1, 2006	8.0	$17.76	5.4	$9.1
Granted	1.8	15.70
Exercised	(2.9)	13.73

Forfeited and expired	(0.4)	28.14

Outstanding as of February 28, 2007	6.5	$17.79	6.5	$55.9
Exercisable as of February 28, 2007	3.4	$19.42	4.4	$26.7

The weighted-average grant date fair value of options granted during the three months and nine months ended February 28, 2007 was $9.75 and $7.43, respectively, and $7.28 and $8.50 during the three and nine months ended February 28, 2006, respectively. The total intrinsic value of options exercised during the three and nine months ended February 28, 2007 was $8.2 million and $16.4 million, respectively, and $1.2 million and $11.6 million during the three and nine months ended February 28, 2006, respectively.

A summary of the status of the Company’s restricted stock units as of February 28, 2007, and changes during the nine months ended February 28, 2007, is presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of June 1, 2006	0.6	$16.30
Granted	0.5	$15.86
Canceled	(0.2)	$21.13

Restricted stock units as of February 28, 2007	0.9	$16.06

As of February 28, 2007, there was $23.3 million of total unrecognized compensation cost related to options and restricted stock units granted under the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three and nine months ended February 28, 2007 was $5.2 million and $9.0 million, respectively. There were no shares vested during the three and nine months ended February 28, 2006.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from options exercised under all share-based payment arrangements for the three and nine months ended February 28, 2007 was $14.5 million and $36.4 million, respectively, and $3.2 million and $27.0 million for the three and nine months ended February 28, 2006, respectively. Based on the Company’s current tax loss carryforward position, the Company does not receive a cash tax benefit for tax deductions from options which are exercised.

16. Shareholders’ Equity

On July 1, 2006, the outstanding 2,750,000 7.50% Mandatory Convertible Preferred Shares automatically converted to 17,721,000 shares of Mosaic common stock. On July 1, 2006, the outstanding 5,458,955 shares of Class B Common Stock held by Cargill automatically converted to 35,177,450 shares of Mosaic common stock.

17. Comprehensive Income (Loss)

Components of comprehensive income (loss) were as follows:

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Net earnings (loss)	$42.2	$(71.6)	$217.1	$59.5
Foreign currency translation adjustment	(71.8)	77.7	(164.2)	292.9
Minimum pension liability adjustment	(2.8)	—	(2.8)	—
Unrealized gain on derivative instruments	0.8	—	0.8	—

	$(31.6)	$6.1	$50.9	$352.4

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

We use financial instruments, including forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Operations. One of the primary currency exposures relates to our Canadian potash business, whose sales are denominated in U.S. dollars, but whose costs are paid in Canadian dollars, which is its functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecasted transactions and measuring their balance sheet exposure in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and costless collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros (BM&F)—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk.

We use forward purchase contracts, swaps and zero-cost collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our foreign currency exchange contracts and commodities contracts do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Therefore, unrealized gains and losses are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. Below is a table that shows our derivative unrealized gains (losses) related to foreign currency exchange contracts and commodities contracts:

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Foreign currency exchange contracts	$(1.8)	$3.3	$(20.0)	$17.2
Commodities contracts	(4.6)	(60.8)	15.0	(20.8)

In connection with the Refinancing on December 1, 2006 we entered into several interest rate swaps with a total notional amount of $375.0 million and several zero-cost collar agreements with a total notional amount of $125.0 million (collectively Derivative Instruments) to effectively convert a portion our floating rate debt under the new term loan A-1 and term loan B facilities to fixed rates for the periods ending March 31, 2008 and March 31, 2009.

It is Mosaic’s strategy to use derivative instruments to reduce our exposure to variability in interest rates payable under our term debt. Under terms of the new term loan agreements, the Company will pay interest based upon LIBOR plus 1.5% to 1.75% but the swaps and collars will create a profit in a rising interest rate environment or loss in a declining interest rate environment that is expected to effectively fix the interest rate on the portion of the debt and for the term that is hedged.

The interest rate swap and interest rate collar agreements qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Further, the hedges will be considered effective if 1) the floating rate leg of the swap and the hedged variable cash flows are based upon the same interest rate index, 2) the interest rate reset dates applicable to the variable leg of the swap and to the hedged variable cash flows are the same, 3) the hedging relationship does not contain any other basis difference, and 4) default on the part of the counterparty is highly unlikely. The subject derivative instruments meet all the above criteria and, in the opinion of management, the hedge is considered effective.

For the three months and nine months ended February 28, 2007, the Company recorded an unrealized gain of $0.8 million in Other Comprehensive Income which represents the fair market value of the swaps and collars.

On December 1, 2006, the Company terminated an interest rate swap agreement which was entered into on May 25, 2005. The swap was terminated due to the Company’s repurchase of $396.1 million aggregate principal amount of the 10.875% Senior Notes due 2013 on December 1, 2006. The gain on extinguishment of debt for the three and nine months ended February 28, 2007 is net of the termination cost of $6.4 million.

19. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in Mosaic. As of February 28, 2007, Cargill owned approximately 64.9% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2007 and May 31, 2006, the net amount due to Cargill and its affiliates related to these transactions totaled $54.2 million and $32.0 million, respectively.

Cargill made net equity contributions of $1.3 million to Mosaic during the nine months ended February 28, 2007 and $3.5 million during fiscal year 2006.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Transactions with Cargill and affiliates included in net sales	$46.6	$32.5	$111.0	$103.1
Payments to Cargill and affiliates included in cost of goods sold	16.5	25.2	53.5	143.2
Payments to Cargill and affiliates included in selling, general and administrative expenses	2.7	5.0	8.5	13.4
Interest income received from Cargill and affiliates	—	—	(0.1)	(0.1)

Mosaic also has entered into transactions and agreements with certain of its non-consolidated companies. As of February 28, 2007 and May 31, 2006, the net amount due from non-consolidated companies of Mosaic totaled $142.1 million and the net amount due to non-consolidated companies of Mosaic totaled $36.5 million, respectively.

The Condensed Consolidated Statements of Operations included the following transactions with non-consolidated companies of Mosaic:

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Transactions with non-consolidated companies included in net sales	$17.2	$5.7	$29.7	$16.0
Payments to non-consolidated companies included in cost of goods sold	25.0	29.3	113.6	138.4
Interest income received from non-consolidated companies	—	—	—	(0.7)

20. Business Segments

The reportable segments are determined by management based upon factors such as different technologies, different market dynamics, and for which segment financial information is available. For a description of the business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. The Corporate, Eliminations and Other segment primarily represents activities associated with corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information was as follows:

(Dollars in millions)	Phosphates	Potash	Nitrogen	Offshore	Corporate, Eliminations and Other	Total
Three months ended February 28, 2007
Net sales to external customers	$650.9	$342.1	$44.7	$241.5	$(0.5)	$1,278.7
Intersegment net sales	39.8	0.6	4.2	1.4	(46.0)	—

Net sales	690.7	342.7	48.9	242.9	(46.5)	1,278.7
Gross margin	19.7	81.3	5.8	11.3	(5.0)	113.1
Operating earnings (loss)	(11.1)	67.0	4.2	(9.2)	(16.7)	34.2
Capital expenditures	42.7	20.1	—	1.8	1.0	65.6
Depreciation, depletion and amortization	47.7	26.6	—	3.9	3.2	81.4
Equity in net earnings of non-consolidated companies	0.4	—	0.7	4.3	0.1	5.5

Three months ended February 28, 2006
Net sales to external customers	$628.1	$211.1	$35.8	$192.8	$5.4	$1,073.2
Intersegment net sales	71.2	17.5	(4.1)	(6.7)	(77.9)	—

Net sales	699.3	228.6	31.7	186.1	(72.5)	1,073.2
Gross margin	(0.7)	24.1	2.7	2.3	(14.4)	14.0
Operating earnings (loss)	(19.7)	16.1	1.2	(17.2)	(24.8)	(44.4)
Capital expenditures	56.4	18.2	—	3.7	4.3	82.6
Depreciation, depletion and amortization	49.0	27.2	—	3.5	1.0	80.7
Equity in net earnings of non-consolidated companies	0.8	—	(2.2)	3.5	(0.1)	2.0

Nine months ended February 28, 2007
Net sales to external customers	$2,027.7	$938.6	$82.4	$1,040.7	$(0.1)	$4,089.3
Intersegment net sales	216.5	46.3	13.4	6.0	(282.2)	—

Net sales	2,244.2	984.9	95.8	1,046.7	(282.3)	4,089.3
Gross margin	164.8	239.1	12.9	48.4	4.7	469.9
Restructuring and other charges	(0.4)	—	—	—	—	(0.4)
Operating earnings (loss)	76.9	206.0	7.0	(8.3)	(25.1)	256.5
Capital expenditures	105.4	54.5	—	7.4	9.2	176.5
Depreciation, depletion and amortization	136.6	82.3	—	11.5	5.1	235.5
Equity in net earnings of non-consolidated companies	1.1	—	11.5	12.2	—	24.8

Nine months ended February 28, 2006
Net sales to external customers	$2,074.8	$799.0	$89.0	$996.6	$14.9	$3,974.3
Intersegment net sales	216.9	28.6	2.2	5.5	(253.2)	—

Net sales	2,291.7	827.6	91.2	1,002.1	(238.3)	3,974.3
Gross margin	207.8	251.5	10.1	29.2	(27.4)	471.2
Operating earnings (loss)	128.3	226.0	6.5	(31.1)	(42.8)	286.9
Capital expenditures	181.9	59.7	—	10.6	12.1	264.3
Depreciation, depletion and amortization	151.4	75.3	—	10.4	2.3	239.4
Equity in net earnings of non-consolidated companies	1.8	—	8.0	19.5	(0.3)	29.0

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended February 28		Nine months ended February 28
(Dollars in millions)	2007	2006	2007	2006
Net sales(a):
Brazil	$166.4	$119.6	$613.4	$649.8
India	66.5	86.3	546.2	566.5
China	74.8	148.6	205.0	295.8
Canpotex(b)	92.4	56.6	270.4	251.1
Pakistan	—	0.1	108.4	155.5
Australia	62.5	85.2	90.5	138.8
Canada	75.2	38.8	170.7	137.9
Argentina	17.3	15.0	118.9	131.1
Chile	13.2	17.3	78.0	92.0
Japan	28.9	34.1	84.5	91.5
Mexico	30.5	28.0	102.0	87.3
Thailand	17.0	27.4	46.6	76.3
Other	104.0	65.6	316.6	220.5

Total foreign countries	748.7	722.6	2,751.2	2,894.1
United States	530.0	350.6	1,338.1	1,080.2

Consolidated	$1,278.7	$1,073.2	$4,089.3	$3,974.3

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

(Dollars in millions)	February 28 2007	May 31 2006
Long-lived assets:
Canada	$2,956.0	$3,246.0
Brazil	339.8	320.2
Other	61.3	59.2

Total foreign countries	3,357.1	3,625.4
United States	3,587.2	3,514.8

Consolidated	$6,944.3	$7,140.2

21. Subsequent Events

Redemption of Remaining 11.250% Senior Notes due 2011

On April 2, 2007, Mosaic redeemed $29,395,000 aggregate principal amount of its 11.250% Senior Notes due 2011 (the “Notes”) pursuant to the terms of the indenture relating to the Notes. The Notes were redeemed at a price of $1,056.25 per $1,000 principal amount, together with accrued and unpaid interest of $37.8125 per $1,000 in principal amount of the Notes, for a total of approximately $32.2 million. The Notes that were redeemed were those remaining after Mosaic’s purchase of $374,065,000 aggregate principal amount of the Notes as part of the Refinancing on December 1, 2006. Mosaic funded the redemption of the Notes with general corporate funds, which include proceeds of the Refinancing. In conjunction with the redemption of the Notes, Mosaic expects to record a gain on the fair market value adjustment and the deferred fees associated with the

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes totaling approximately $3 million in the fourth quarter of fiscal 2007 as a result of this transaction. The balance of $29.4 million of the 11.250% Senior Note is included in current maturities of long-term debt.

Retirement of Executive Vice President

On March 2, 2007, the Company announced the retirement of James T. Thompson (“Mr. Thompson”) as Executive Vice President of Mosaic, effective March 31, 2007 (the “Retirement Date”). Pursuant to the authorization of the Compensation Committee of Mosaic’s Board of Directors, the Company has entered into a Retirement Agreement (the “Retirement Agreement”) with Mr. Thompson and terminated his existing Severance Agreement.

Effective on the Retirement Date, the Compensation Committee of the Board accelerated the vesting of Mr. Thompson’s stock options relating to 256,485 shares and restricted stock units relating to 80,044 shares that were granted under the Omnibus Plan in 2004 and 2005, pursuant to the terms of the award agreements and the Omnibus Plan. We expect to record an additional cumulative non-cash compensation expense of $3.2 million under SFAS 123R in the fourth quarter of fiscal 2007 with respect to such accelerated vesting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006 and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively.

Results of Operations

The following table shows the results of operations for the three and nine months ended February 28, 2007 and 2006 ($ in millions, except for per share data):

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Net sales	$1,278.7	$1,073.2	$205.5	19%	$4,089.3	$3,974.3	$115.0	3%
Cost of goods sold	1,165.6	1,059.2	106.4	10%	3,619.4	3,503.1	116.3	3%

Gross margin	113.1	14.0	99.1	708%	469.9	471.2	(1.3)	0%
Gross margin percentage	8.8%	1.3%			11.5%	11.9%
Selling, general and administrative expenses	77.8	61.8	16.0	26%	213.9	186.7	27.2	15%
Restructuring and other charges (income)	—	—	—	—	(0.4)	—	(0.4)	nm
Other operating (income) expense	1.1	(3.4)	4.5	(132%)	(0.1)	(2.4)	2.3	(96%)

Operating earnings (loss)	34.2	(44.4)	78.6	177%	256.5	286.9	(30.4)	(11%)
Interest expense	49.6	44.2	5.4	12%	134.6	125.4	9.2	7%
Foreign currency transaction (gain) loss	(17.8)	13.8	(31.6)	229%	(44.9)	66.5	(111.4)	168%
Gain on extinguishment of debt	(33.9)	—	(33.9)	nm	(33.9)	—	(33.9)	nm
Other income	(7.4)	(1.7)	(5.7)	335%	(32.6)	(6.4)	(26.2)	409%
Provision (benefit) for income taxes	6.6	(27.2)	33.8	(124%)	38.1	66.5	(28.4)	43%
Equity in net earnings of nonconsolidated companies	5.5	2.0	3.5	175%	24.8	29.0	(4.2)	(14%)
Minority interests in net earnings of consolidated companies	(0.4)	(0.1)	(0.3)	300%	(2.9)	(4.4)	1.5	(34%)

Net earnings (loss)	$42.2	$(71.6)	$113.8	159%	$217.1	$59.5	$157.6	265%

Diluted net earnings (loss) per share	$0.10	$(0.19)	$0.29	153%	$0.49	$0.14	$0.35	250%
Diluted weighted average number of shares outstanding	440.9	383.6			439.2	436.1

Overview of Consolidated Results for the three months ended February 28, 2007 and 2006

Our net earnings for the fiscal 2007 third quarter ended February 28, 2007 were $42.2 million, or $0.10 per diluted share, compared with a net loss of $71.6 million, or ($0.19) per diluted share, for the same period a year ago. Our fiscal 2007 third quarter results were primarily influenced by the following factors:

•

Net sales were $1.3 billion for the third quarter of fiscal 2007, an increase of 19% compared with a year ago. This was primarily the result of higher Potash and Offshore net sales, partially offset by lower Phosphates net sales. The gross margin was $113.1 million, or 8.8% of net sales, compared with $14.0 million, or 1.3% of net sales, a year ago. Total operating earnings were $34.2 million in the fiscal 2007 third quarter, compared with a loss of $44.4 million a year ago. The increase in the gross margin and operating earnings was primarily the result of higher Potash and Offshore selling prices, sales mix as a result of increased sales volumes for Potash, and the unrealized mark-to-market derivative losses of $6.4 million in the third quarter of fiscal 2007, compared with losses of $57.5 million in the third quarter of fiscal 2006. Also, the year-ago quarter was unfavorably affected by the effect of operating our mines and production facilities at lower rates.

•

Phosphates net sales decreased $8.6 million to $690.7 million compared with the same period in fiscal 2006. The decrease in net sales was due to lower sales volumes. The gross margin was $19.7 million, or 2.9% of net sales, compared with a loss of $0.7 million for the same period in fiscal 2006. The increase in gross margin was primarily the result of mark-to-market derivative losses of $1.8 million compared with losses of $34.6 million a year ago.

•

Potash net sales increased $114.1 million to $342.7 million compared with the same period in fiscal 2006. The increase in net sales was due to higher sales volumes and selling prices. Sales volumes in the year-ago quarter were unfavorably affected by delayed negotiations with Chinese customers. Gross margin was $81.3 million, or 23.7% of net sales, compared with $24.1 million, or 10.5% of net sales, for the same period in fiscal 2006. The increase in gross margin was the result of higher volumes and selling prices, lower costs of production, and unrealized mark-to-market derivative losses of $4.6 million compared with losses of $22.9 million a year ago.

•

Offshore net sales increased 31% to $242.9 million compared with the same period in fiscal 2006. The increase in net sales was mainly due to an increase in selling prices and volumes in Brazil and increased sales volumes in Thailand.

•	We had a foreign currency transaction gain of $17.8 million in the third quarter compared with a loss of $13.8 million in the same quarter a year ago.

•

We had a pre-tax gain on extinguishment of debt of $33.9 million in the third quarter 2007 relating to the December 1, 2006 Refinancing of approximately $2 billion in debt. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information regarding the Refinancing.

•	We had an effective tax rate of 15.1% in the third quarter of fiscal 2007 compared with 27.1% in the prior year’s quarter.

•

The equity in net earnings of non-consolidated companies increased to $5.5 million compared with $2.0 million in the same quarter in fiscal 2006. This was primarily the result of an increase in earnings from Saskferco.

Overview of Consolidated Results for the nine months ending February 28, 2007

For the nine months ended February 28, 2007, net sales were $4.1 billion, an increase of 3% compared with last year. Year-to-date net earnings were $217.1 million, or $0.49 per diluted share, compared with $59.5 million, or $0.14 per diluted share, for the same period a year ago. In the fiscal 2007 period, gross margin was relatively flat at $469.9 million and unrealized non-cash mark-to-market derivative losses of $5.0 million were recognized, compared with losses of $3.6 million in the year ago period. Year-to-date selling, general, and administrative expenses were $213.9 million compared with $186.7 million for the same period in fiscal 2006. The foreign currency transaction gain was $44.9 million for the first nine months of fiscal 2007, compared to a loss of $66.5 million for the same period a year ago. The fiscal 2007 period included the pre-tax gain on extinguishment of debt of $33.9 million and other income included $15.7 million pre-tax benefit from an arbitration award that related to operations of IMC Global prior to the Combination.

Recent Developments

We expect global demand for phosphate fertilizer to increase significantly in calendar year 2007. This is due in part to demand growth from countries that have been the traditional drivers for food production, such as India and Brazil. In addition there are new demand drivers as a result of strong growth in the biofuels industry, such as the U.S. ethanol market. Finally, demand is stronger due to a rebuilding of low stocks in the distribution pipeline, particularly in North America. The U.S. Department of Agriculture recently reported that corn plantings are expected to increase 15% to 90.5 million acres in 2007, which we expect to result in higher fertilizer demand. In addition, we expect high grain prices to result in an increase in fertilizer application rates on a per acre basis during 2007.

Strong agricultural fundamentals and industry demand have resulted in rapidly escalating phosphate prices. Mosaic’s average DAP price in the third quarter does not reflect these price increases, as we currently have a two to three month lag in realized prices as a result of the typical time from customer orders to shipments and customer prepayments that lock in prices. Since the DAP price mainly began to increase in January and February, the higher prices are expected to begin to be realized in the fourth quarter of fiscal 2007 and into fiscal 2008. In addition, we priced approximately 300,000 tonnes for export to a large Chinese customer in September/October, before the price increase occurred, and these shipments were completed early in the fourth quarter. We expect our Phosphate selling prices for the fourth quarter of fiscal 2007 to be substantially higher compared with the third quarter as we begin to realize the higher DAP market prices.

See also “Potash Net Sales and Gross Margin—Three months ended February 28, 2007 and 2006” for a discussion of the current status of the brine inflows at our Esterhazy potash mines.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Net sales:
North America	$347.1	$283.6	$63.5	22%	$870.7	$839.0	$31.7	4%
International	343.6	415.7	(72.1)	(17%)	1,373.5	1,452.7	(79.2)	(5%)

Total	690.7	699.3	(8.6)	(1%)	2,244.2	2,291.7	(47.5)	(2%)
Cost of goods sold	671.0	700.0	(29.0)	(4%)	2,079.4	2,083.9	(4.5)	(0%)

Gross margin	$19.7	$(0.7)	$20.4	nm	$164.8	$207.8	$(43.0)	(21%)

Gross margin as a percent of net sales	2.9%	(0.1%)			7.3%	9.1%
Sales volume (in thousands of metric tonnes):
Fertilizer(a)	1,862	1,882	(20)	(1%)	6,011	6,727	(716)	(11%)
Feed	212	233	(21)	(9%)	642	700	(58)	(8%)

Total	2,074	2,115	(41)	(2%)	6,653	7,427	(774)	(10%)

Average price per tonne:
DAP (FOB plant)	$246	$246	$—	—	$246	$244	$2	1%
Average purchase price per tonne (Central Florida):
Ammonia (metric tonne)	$345	$386	$(41)	(11%)	$317	$339	$(22)	(6%)
Sulfur (long ton)	62	78	(16)	(21%)	67	73	(6)	(8%)

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended February 28, 2007 and 2006

Phosphates’ net sales decreased 1% in the third quarter of fiscal 2007, as a result of lower sales volumes, partially offset by higher PhosChem revenue from sales for its other members. In the third quarter of fiscal 2007, the average price of DAP remained unchanged compared with the same period in the prior fiscal year. Our average feed phosphate price increased by about 8% in the third quarter of fiscal 2007 compared with year ago levels as a result of a strong international feed market. Fertilizer and feed phosphates sales volumes declined 2%, in part due to lower production rates following the indefinite closure of two plants in May 2006, and also due to the lower operating rates for our Faustina, Louisiana phosphates plant in December following an explosion at the Faustina facility’s ammonia plant on October 11, 2006. The North American market was very strong during the third quarter as a result of strong agricultural markets, including high corn prices, and our shipments were substantially up compared with a year ago. Volumes in the international market were down 24% primarily as result of lower sales to China, due to increased domestic production in China, and Australia, as a result of a drought. We consolidate the financials of the Phosphate Chemicals Export Association, Inc. (PhosChem), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers outside of the U.S. for us and its other members. Included in our third quarter results in fiscal 2007 is PhosChem revenue from sales of dry concentrate products for its other members of 0.1 million tonnes, equivalent to $45.7 million, compared with 0.1 million tonnes, or $27.0 million for the third quarter in fiscal 2006. PhosChem revenues for its other members do not impact Mosaic’s gross margin.

Gross margin as a percentage of sales increased from a loss of $0.7 million in the third quarter of fiscal 2006 to $19.7 million or 2.9% of net sales in the same period of fiscal 2007. The increase in gross margin was primarily a result of a favorable change in unrealized mark-to-market effects, the unfavorable effect in the year-ago quarter of operating our mines at lower rates, and lower costs for ammonia and sulfur, partially offset by higher mining and concentrates production costs such as additional turnaround costs and higher contract labor costs. Phosphates had unrealized mark-to-market losses of $1.8 million for the third quarter of fiscal 2007 compared with losses of $34.6 million for the third quarter of fiscal 2006.

Our phosphate rock production was 3.2 million tonnes during the third quarter of fiscal 2007 compared with 3.0 million tonnes for the same period a year ago. Phosphate rock production was idled for approximately one week at the end of December 2006, while a year ago we idled production for the entire month of February to control inventories. Production at our South Fort Meade mine was below expectations during the third quarter of fiscal 2007 as our draglines moved through an area of lean ore volumes. We are planning to restart our Wingate phosphate rock mine in June 2007.

Phosphates production of DAP and MAP was a combined 1.9 million tonnes for the third quarter of fiscal 2007, compared to 2.0 million tonnes for DAP, MAP and TSP for the same period last year. In October 2006, we experienced an explosion at our Faustina, Louisiana ammonia plant. As a result, this plant was idle for repairs until mid-January. The adjacent phosphate plant in Faustina, Louisiana also sharply reduced production of DAP and MAP during December 2006, to effectively manage its inventory and working capital levels and to mitigate the cost of purchased ammonia. The Faustina phosphates plant increased its production level back to more normal levels in early January 2007 and the ammonia plant was operational by mid-January.

Nine months ended February 28, 2007 and 2006

Phosphates’ net sales decreased 2% in the first nine months of fiscal 2007, as a result of lower sales volume, partially offset by slightly higher average selling prices and higher PhosChem revenue from sales for its other members. In the first nine months of fiscal 2007, sales volumes decreased to 6.7 million tonnes of fertilizer and feed phosphates, compared with 7.4 million tonnes for the same period in fiscal 2006. The North American fertilizer market started slow during the first three months of fiscal 2007, but sales began to recover late in the second quarter and were strong in the third quarter. Volumes to the international markets for phosphates were down 14% in the first nine months as strong demand in India was offset by lower sales to China, as a result of increased domestic production in China, and Australia, as a result of a drought. The average price of DAP was $246 per tonne, an increase of $2 per tonne compared with the same period in the prior fiscal year. Our average feed phosphate price increased by about 14% in the first nine months of fiscal 2007 compared with year ago levels as a result of a strong international and domestic feed demand. PhosChem revenue from sales of dry concentrate products for its other members of 0.8 million tonnes equivalent to $204.7 million, is included in our first nine months of fiscal 2007 results compared with 0.4 million tonnes, or $94.4 million a year ago.

Gross margin as a percentage of net sales declined from 9.1% in the first nine months of fiscal 2006 to 7.3% for the same period in fiscal 2007. The decline in gross margin was primarily a result of higher natural gas, mining and production costs such as additional turnaround costs and higher contract labor costs, partially offset by lower sulfur and ammonia costs and unrealized mark-to-market effects. Phosphates had unrealized mark-to-market gains of $10.5 million for the nine months ended in fiscal 2007 compared with losses of $7.0 million for the nine months ended in fiscal 2006.

Our phosphate rock production was 10.0 million tonnes during the first nine months of fiscal 2007 compared with 12.8 million tonnes for the same period a year ago. This decline in production is primarily due to the closure of our Kingsford phosphate rock mine in September 2005 and the indefinite closure of our Fort Green phosphate rock mine in May 2006. In addition, we had lower production rates at our South Fort Meade mine in the fiscal 2007 third quarter. Phosphates production of DAP and MAP was a combined 5.8 million tonnes for the first nine months of fiscal 2007, compared to 6.8 million tonnes for DAP, MAP and TSP for the same period last year. The production volumes are down for the nine months ended February 28, 2007, as a result of the indefinite closure of the Green Bay and South Pierce plants at the end of the prior fiscal year, and for the reasons noted in the discussion of the three-month periods above.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and price ($ in millions, except price per tonne):

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Net sales:
North America	$244.0	$146.5	$97.5	67%	$658.3	$525.9	$132.4	25%
International	98.7	82.1	16.6	20%	326.6	301.7	24.9	8%

Total	342.7	228.6	114.1	50%	984.9	827.6	157.3	19%
Cost of goods sold	261.4	204.5	56.9	28%	745.8	576.1	169.7	29%

Gross margin	$81.3	$24.1	$57.2	237%	$239.1	$251.5	$(12.4)	(5%)

Gross margin as a percent of net sales	23.7%	10.5%			24.3%	30.4%
Sales volume (in thousands of metric tonnes)(a)	1,786	1,311	475	36%	5,445	4,778	667	14%
Average price per tonne: Potash (FOB plant)	$141	$134	$7	5%	$138	$140	$(2)	(1%)

(a)	Excludes tonnes related to a third party tolling arrangement

Three months ended February 28, 2007 and 2006

Potash’s net sales increased 50% in the third quarter of fiscal 2007 compared to the same period in fiscal 2006 as a result of a 36% increase in sales volumes and a 5% increase in selling prices. Potash sales volumes increased to 1.8 million tonnes in the third quarter of fiscal 2007 compared with 1.3 million tonnes a year ago. Volumes in North America increased by 44% as a result of a strong agricultural market and international volumes increased by 28% due to a timely settlement between Canpotex Limited (Canpotex) and a key customer in China. Canpotex is an export association for the Saskatchewan potash producers responsible for offshore marketing of potassium chloride produced in Saskatchewan. Our international sales of Saskatchewan potash products are through Canpotex Limited. In February 2007, Canpotex finalized a supply agreement with a key customer in China. The supply contract was for the remainder of calendar 2007. A year-ago, settlement of the 2006 contract was delayed until July 2006, which unfavorably affected our sales volumes in the third quarter of fiscal 2006.

Potash gross margin as a percent of net sales was 23.7% in the third quarter of fiscal 2007 compared to 10.5% in the same period in fiscal 2006. In the third quarter of fiscal 2007, we had unrealized mark-to-market derivative losses of $4.6 million compared with losses of $22.9 million in the same period a year-ago. Gross margin increased as a result of the change in the mark-to-market on the derivatives, the higher volumes and selling prices, and the effect last year of operating our mines at reduced production levels, partially offset by costs this year to contain a new brine inflow at our Esterhazy potash mines.

In December 2006, we identified a new brine inflow area at our Esterhazy potash mines. We have had saturated brine inflows at our Esterhazy mines since 1985, and have managed brine inflow areas as part of our ongoing operations. The new brine inflow was initially estimated at 20,000 to 25,000 gallons per minute (gpm). We estimate the brine inflow has declined to a rate of approximately 4,000 gpm, which approximates the estimated inflow rate before December 2006. The new measurement suggests that our injection of calcium chloride near the identified inflow area has been successful in controlling the inflow. We are also pumping salt saturated brine out of the Esterhazy mines at a rate in excess of 7,000 gpm and reducing the underground brine levels. We expect to add additional pumping capacity during the fourth quarter of fiscal 2007. We expensed

$16.2 million and capitalized $12.3 million related to all brine inflow during the third quarter of fiscal 2007. We estimate that our total costs for all brine inflow for the remainder of fiscal 2007 will be up to $50 million, a majority of which will be capitalized. This does not include the approximate 25% of the costs for the brine inflow which are being reimbursed by a third party customer for whom we toll potash reserves pursuant to a long-term contract. We expect to incur additional costs related to our brine inflows in fiscal 2008 and subsequent years, but we expect these costs to be significantly less than in fiscal 2007 and over time returning to levels more consistent with historical costs to control the brine inflows at our Esterhazy mines. See Item 1A of Part II of this report, which is incorporated herein by reference, with respect to risks associated with the brine inflows at our Esterhazy mines, including but not limited to risks related to our estimates of the volumes of the brine inflows, the efficacy and costs of our measures to mitigate the brine inflows, the possibility of increases in the inflows in the future and the possible effects of any such increases.

In December 2006, our projected 450,000 tonnes per year capacity expansion at our Esterhazy mine was brought on-line at a capital cost of approximately $35 million. A customer under a third-party tolling contract paid for one-quarter of the capital cost of this project and will receive one-quarter of the additional production pursuant to a prior agreement. The actual capacity of the expansion will be determined in the first half of 2007, but we expect it to exceed the original projections. We are also currently in the process of expanding capacity at our Belle Plaine and Colonsay mines. The Colonsay expansion is expected to be approximately 200,000 tonnes per year and is currently targeted for completion in 2010. The Belle Plaine expansion will occur in two stages. The first phase is expected to expand capacity by approximately 120,000 tonnes per year by 2010 which is also expected to result in energy savings of approximately $5 million per year. The second phase is currently planned for 2012 with an additional capacity of approximately 360,000 tonnes per year. The total capital cost of the Belle Plaine and Colonsay expansions is expected to be approximately $33 million. Our Hersey, Michigan mine will cease producing potash during 2007 (but will continue as a salt production facility) unless we elect to make additional capital expenditures to enable us to mine additional potash at this location. We currently do not intend to make this investment at Hersey because we believe it is more economical to increase our production capacities through additional capital investments at our Canadian mines.

Our Potash production was 2.1 million tonnes in the third quarter of fiscal 2007 compared with 1.6 million tonnes a year ago.

Nine months ended February 28, 2007 and 2006

Potash’s net sales increased 19% in the first nine months of fiscal 2007 compared to fiscal 2006 primarily due to higher sales volumes. Potash sales volumes increased to 5.4 million tonnes in the first nine months of fiscal 2007 compared with 4.8 million tonnes a year ago. The average potash sales price was down slightly during the first nine months of fiscal 2007. During the first nine months of fiscal 2007, potash production was 5.4 million tonnes, about the same as a year ago levels. Also, under a long-term tolling contract with a customer, we mine and refine the customer’s reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. For the nine months ended February 28, 2007, reported sales under this contract were higher than the year-ago period.

Potash gross margin as a percent of net sales decreased from 30.4% in the first nine months of fiscal 2006 to 24.3% in the same period in fiscal 2007. In the first nine months of fiscal 2007, we had unrealized mark-to-market derivative losses of $15.5 million compared with a gain of $3.4 million in the same period for fiscal 2006. This change of $18.9 million and higher costs accounted for the decline in the gross margin.

Nitrogen Net Sales and Gross Margin

The following table summarizes Nitrogen net sales, gross margin and equity in net earnings of non-consolidated companies ($ in millions):

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Net sales	$48.9	$31.7	$17.2	54%	$95.8	$91.2	$4.6	5%
Cost of goods sold	43.1	29.0	14.1	49%	82.9	81.1	1.8	2%

Gross margin	$5.8	$2.7	$3.1	115%	$12.9	$10.1	$2.8	28%

Gross margin as a percent of net sales	11.9%	8.5%			13.5%	11.1%
Equity in net earnings of nonconsolidated companies—Saskferco	$0.7	$(2.2)	$2.9	(132%)	$11.5	$8.0	$3.5	44%

Three months ended February 28, 2007 and 2006

Nitrogen net sales increased 54% in the third quarter of fiscal 2007 compared with the same period in fiscal 2006 and gross margin increased by $3.1 million as nitrogen prices were higher. Mosaic serves as a marketing agent for Saskferco’s nitrogen products.

Equity in net earnings of Saskferco increased to $0.7 million in the third quarter of fiscal 2007 compared with a loss of $2.2 million a year ago. This was mainly due to higher nitrogen prices and lower costs as natural gas prices declined compared with year ago levels.

Nine months ended February 28, 2007 and 2006

Nitrogen net sales increased 5% in the first nine months of fiscal 2007 compared with the same period in fiscal 2006 while gross margin increased 28%. This was due to higher nitrogen prices.

Equity in net earnings of Saskferco increased 44% in the first nine months of fiscal 2007 primarily as a result of mark-to-market effects on natural gas.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, gross margin per metric tonne, and equity in net earnings of non-consolidated companies ($ in millions, except gross margin per metric tonne):

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Net sales	$242.9	$186.1	$56.8	31%	$1,046.7	$1,002.1	$44.6	4%
Cost of goods sold	231.6	183.8	47.8	26%	998.3	972.9	25.4	3%

Gross margin	$11.3	$2.3	$9.0	391%	$48.4	$29.2	$19.2	66%

Gross margin as a percent of net sales	4.7%	1.2%			4.6%	2.9%
Gross margin per metric tonne	$4.83	$1.30	$3.53	272%	$5.27	$3.47	$1.80	52%
Equity in net earnings of nonconsolidated companies:
Fertifos S.A.	$4.0	$3.2	$0.8	25%	$10.5	$16.8	$(6.3)	(38%)
Other subsidiaries	0.3	0.3	—	—	1.7	2.7	(1.0)	(37%)

Total	$4.3	$3.5	$0.8	23%	$12.2	$19.5	$(7.3)	(37%)

Three months ended February 28, 2007 and 2006

Offshore’s net sales increased $56.8 million in the third quarter of fiscal 2007 compared with fiscal 2006, mainly as a result of an increase in selling prices and sales volumes in Brazil and Thailand. In the third quarter of fiscal 2007, gross margin increased to $11.3 million, or 4.7% of net sales, compared to $2.3 million, or 1.2% of net sales, for the same period in fiscal 2006. The increase in gross margin was primarily due to a modest recovery in the gross margin in Brazil, Thailand and Argentina.

Brazil’s net sales increased as a result of higher selling prices compared to fiscal 2006, driven by higher international prices of fertilizer raw materials. Gross margin increased $6.2 million to $5.4 million in the third quarter of fiscal 2007 compared with the same period a year ago. Gross margin for Brazil as a percentage of sales was 4.0% compared to a loss of 0.8% for the same period last year. Market conditions improved for Brazil’s agricultural sector during the third quarter, mainly as a result of the strong global agricultural market, including higher export soybean prices.

In Argentina, gross margin increased to $1.7 million in the third quarter of fiscal 2007 compared with a loss of $1.0 million a year ago. We had $1.0 million in costs in last year’s third quarter due to damage from a vessel hitting our Quebracho terminal’s berth, and we received an insurance settlement of $0.7 million for this damage in the third quarter of fiscal 2007. Our new single superphosphate (SSP) plant with a capacity of 240,000 tonnes per year began production during the first quarter of fiscal 2007.

Volumes increased in Thailand and gross margin was $1.5 million in the third quarter of fiscal 2007 compared with a loss of $0.1 million a year ago as the market was impacted by poor weather conditions in 2006.

In India, gross margin declined $1.6 million to a loss of $0.3 million in the third quarter of fiscal 2007. Gross margin was lower primarily due to an increase in distribution costs and a foreign exchange loss following the appreciation of the Indian Rupee compared to the U.S. dollar.

Equity in net earnings of non-consolidated companies increased to $4.3 million for the third quarter of fiscal 2007 compared with $3.5 million in the same period in fiscal 2006. This was mainly the result of improved equity earnings from our investment in Fertifos S.A. and its subsidiary Fosfertil.

Nine months ended February 28, 2007 and 2006

Offshore’s net sales increased 4% in the first nine months of fiscal 2007 compared with fiscal 2006 due to an increase in sales volumes in India and higher prices in most other countries which were partially offset by lower sales volumes in Australia. In the first nine months of fiscal 2007, gross margin increased to $48.4 million, or 4.6% of net sales, compared to $29.2 million, or 2.9% of net sales, for the same period in fiscal 2006. The increase in gross margin is primarily due to an improved gross margin in Brazil, Argentina and Thailand.

Brazil’s volumes increased 29% compared to fiscal 2006, driven by higher volumes at our warehouse terminal. Gross margin increased $18.1 million to $20.7 million in the first nine months of fiscal 2007 compared with the same period a year ago. Market conditions improved for the agricultural sector during the first nine months of fiscal 2007 after a slow start, mainly due to the strong global agricultural market, including higher export soybean prices beginning in September. In addition, actions taken to reduce our costs, including a reduction of personnel, contributed to the improved gross margin.

In Argentina, gross margin increased $3.2 million to $11.3 million in the first nine months of fiscal 2007. We had $1.0 million in costs last year due to damage from a vessel hitting our Quebracho terminal’s berth, and we received an insurance settlement of $0.7 million for this damage in the third quarter of fiscal 2007. Our new single superphosphate (SSP) plant with a capacity of 240,000 tonnes per year began production during the first quarter of fiscal 2007.

In India, gross margin declined $5.3 million to a loss of $0.2 million in the first nine months of fiscal 2007 as compared to the same period in fiscal 2006. Volumes were up 40% over last year due to good weather conditions which increased fertilizer consumption, but our gross margin was lower primarily due to foreign exchange losses as the Indian Rupee appreciated against the U.S. dollar.

Net sales were lower in Australia due to unfavorable market conditions which affected the export market and reduced sales volumes for fiscal 2007. Gross margin in Australia declined $1.7 million to $1.2 million in the first nine months of fiscal 2007.

Equity in net earnings of non-consolidated companies declined to $12.2 million for the first nine months of fiscal 2007 compared with $19.5 million in the same period in fiscal 2006. This was mainly the result of lower equity earnings from our investment in Fertifos S.A. and its subsidiary Fosfertil.

Selling, General and Administrative Expenses

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Selling, general and administrative	$77.8	$61.8	$16.0	25.9%	$213.9	$186.7	$27.2	14.6%
Percent of sales	6.1%	5.8%			5.2%	4.7%

Selling, general and administrative expenses were $77.8 million and $213.9 million for the three and nine months ended February 28, 2007, respectively, compared to $61.8 million and $186.7 million for the same periods in the prior year. The three and nine month increase in expense were primarily a result of higher incentive compensation accruals, higher share-based compensation costs, and ERP system implementation and related costs.

Interest Expense

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Interest expense	$49.6	$44.2	$5.4	12.2%	$134.6	$125.4	$9.2	7.3%
Percent of sales	3.9%	4.1%			3.3%	3.2%

Interest expense was $49.6 million and $134.6 million for the three and nine months ended February 28, 2007, respectively, compared to $44.2 million and $125.4 for the same periods in the prior year. The increase in interest expense for the three and nine months ended February 28, 2007 related to an increase in the LIBOR rates and the overall increase in borrowings year over year. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information regarding the Refinancing.

Foreign Currency Transaction (Gain) Loss

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Foreign currency transaction (gain) loss	$(17.8)	$13.8	$(31.6)	(229.0%)	$(44.9)	$66.5	$(111.4)	(167.5%)
Percent of sales	(1.4%)	1.3%			(1.1%)	1.7%

For the three and nine months ended February 28, 2007, we recorded a foreign currency transaction gain of $17.8 million and $44.9 million, respectively, compared with losses of $13.8 million and $66.5 million for the same periods in the prior year. For the quarter ended February 28, 2007, the gain was mainly the result of the weakening of the Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. In the same quarter last year, the loss related to the strengthening of the Canadian dollar. The Canadian dollar is the functional currency for our Potash business which translates its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency. This results in transaction gains or losses reflected in Mosaic’s Consolidated Statements of Operations. As this is primarily a non-cash accounting exposure, we generally do not hedge it. In the first nine months of fiscal 2007, the gain was mainly the result of a weakening of the Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. In the first nine months of fiscal 2006, the loss was primarily related to a significant strengthening of the Canadian dollar, a strengthening of the Brazilian Reais and the volatility of the Thai Baht against the U.S. dollar.

Gain on Extinguishment of Debt

For the three months ended February 28, 2007, we recorded a pre-tax gain of $33.9 million on the extinguishment of debt related to the Refinancing of our debt which occurred on December 1, 2006. For further discussion, refer to Note 10 of Notes to our Condensed Consolidated Financial Statements.

Other (Income) Expense

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Other income	$(7.4)	$(1.7)	$(5.7)	335.3%	$(32.6)	$(6.4)	$(26.2)	409.4%
Percent of sales	(0.6%)	(0.2%)			(0.8%)	(0.2%)

For the three and nine months ended February 28, 2007, we recorded other income of $7.4 million and $32.6 million, respectively, compared with other income of $1.7 million and $6.4 million for the three and nine months ended February 28, 2006, respectively. Other income increased in the third quarter compared to same quarter in the prior year due to increased interest income on higher cash balances. The change in the nine months ended February 28, 2007 is primarily due to a favorable arbitration award received in July 2006 that related to operations of IMC prior to the Combination. The arbitration award arose out of a 2004 settlement of class action lawsuits by plaintiffs from Pensacola, Florida against Agrico Chemical Company (Agrico), a subsidiary of Mosaic, and a number of unrelated defendants in the Circuit Court of Escambia County, Florida based on alleged releases of contaminants to groundwater from a former Agrico facility in Pensacola, Florida. The facility historically operated as a division of Conoco, Inc. (Conoco) and subsequently as a subsidiary of The Williams Companies, Inc. (Williams). In 2004, Conoco and Agrico reached a settlement with the plaintiffs. Agrico had contract and other rights against Williams that it subsequently asserted in a private arbitration. The arbitration concluded in July 2006 with a decision awarding $20.2 million to Agrico. In November 2006, $4.5 million of this award was remitted by Agrico to Conoco pursuant to contractual obligations.

Provision for Income Taxes

	Three months ended February 28		Nine months ended February 28
	2007	2006	2007	2006
Effective tax rate	15.1%	27.1%	16.3%	65.6%

We had an effective tax rate of 15.1% and 16.3% for the three and nine months ended February 28, 2007, respectively, compared to 27.1% and 65.6% for the same periods in fiscal year 2006. The three month tax rate was impacted by a number of items including changes in the pre-tax profit mix, a benefit of $5.4 million due to correction of an error in our first quarter fiscal 2007 assessment of the effects from the reduction of Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax, as well as less impact of certain losses without a tax benefit. The decrease for the nine month results from several factors, including changes in the pre-tax profit mix among Mosaic’s business geographies, a $44.4 million benefit from the reduction of the Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax, as well as less impact of certain losses without a tax benefit.

Equity in Net Earnings of Non-Consolidated Companies

	Three months ended February 28		Fiscal 2007-2006		Nine months ended February 28		Fiscal 2007-2006
	2007	2006	Change	Percent	2007	2006	Change	Percent
Equity in net earnings of non-consolidated companies	$5.5	$2.0	$3.5	175.0%	$24.8	$29.0	$(4.2)	(14.5%)
Percent of sales	0.4%	0.2%			0.6%	0.7%

Equity in net earnings of non-consolidated companies was $5.5 million and $24.8 million for the three and nine months ended February 28, 2007, respectively, compared with $2.0 million and $29.0 million for the same period in fiscal 2006. The increase in earnings for the third quarter is primarily due to Saskferco, while the lower earnings for the nine months is primarily the result of the lower earnings contributed from Fertifos S.A. and its subsidiary Fosfertil.

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

Cash Requirements

We have certain contractual cash obligations that require us to make payments on a scheduled basis which include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and post-retirement obligations. Our long-term debt is our largest contractual cash obligation and has maturities ranging from less than one year to 21 years. Our next largest contractual cash obligation is unconditional purchase obligations. Unconditional purchase obligations are contracts to purchase raw materials such as sulfur, ammonia and natural gas. We expect to fund these purchases and our capital expenditures with a combination of operating cash flows and borrowings.

Sources and Uses of Cash

Historically, the primary sources of cash for Mosaic have been operating cash flows, revolving credit facilities, and other debt obligations. Historically, the primary uses of cash for Mosaic have been capital expenditures, working capital requirements, and the repayment of debt obligations.

Operating Activities

Operating activities provided $440.3 million of cash for the nine months ended February 28, 2007, an increase of $348.6 million compared to the same period in fiscal 2006. The increase in operating cash flows was primarily due to growth in net earnings, an increase in customer prepayments, and a decline in inventories, partially offset by an increase in receivables, and by a fiscal 2006 $94.0 million payment in connection with early termination of a phosphate rock contract and settlement of a lawsuit related to the contract, as described in Note 22 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. Customer prepayments increased due to customers locking in supply of product at fixed prices for phosphates and potash in an environment of rising selling prices. The inventory declined as a result of the strengthening demand for our products during the third quarter and due to the build up of inventory in the prior period for shipments prior to finalizing contracts with customers in India and China. Also, inventories declined and receivables increased due to the timing of sales volumes near the end of the quarter.

Investing Activities

Investing activities used $188.9 million of cash for the nine months ended February 28, 2007, a decrease of $31.5 million compared to the same period in fiscal 2006. The decrease in cash used by investing activities is mainly the result of lower capital expenditures in the first nine months of fiscal 2007 as a result of the impact of the Phosphates restructuring and timing of the capital expenditures, including timing of related payments. Investing activities in fiscal 2006 included $44.0 million in proceeds from a note receivable from Saskferco Products, Inc.

Financing Activities

Cash provided by financing activities for the nine months ended February 28, 2007, was $37.8 million, a decrease of $12.1 million compared with the same period in fiscal 2006. The primary reason for the decrease in cash flows provided by financing activities is due to cash paid out for tender premiums on the settlement of debt and the termination of the interest rate swap, partially offset by the net cash received from the Refinancing and additional proceeds received from stock options exercised. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information regarding the Refinancing. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for information regarding the termination of the interest rate swap.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information relating to our financing arrangements, including the Refinancing of our indebtedness which occurred on December 1, 2006. The Refinancing lengthened the average maturity of our indebtedness, decreased our cash interest expense, and increased our flexibility to reduce our level of debt in the future. We expect the new debt structure will lower annual cash interest by more than $25 million, although the level of interest expense reported under GAAP will not be significantly lowered as the repayment of most of the Existing Notes as part of the Refinancing eliminated most of the amortization of the fair market value adjustment of IMC’s indebtedness that resulted from the Combination.

New Senior Notes

The indentures relating to the New Senior Notes contain certain covenants and events of default that, among other things, limit our ability to:

•	borrow money, issue specified types of preferred stock or guarantee or provide other support for indebtedness of third parties, including guarantees to finance purchases of our products;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments in or loans to entities that we do not control, including joint ventures;

•

transact business with Cargill, which owns approximately 64.9% of Mosaic’s outstanding common stock, or Cargill’s other subsidiaries, except under circumstances intended to provide comfort that the transactions are fair to the Company;

•	use assets as security for the payment of our obligations;

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

Except for the covenants limiting our ability to use assets as security in other transactions, merge with or into other companies and enter into sale and leaseback transactions and a covenant requiring that subsidiaries that guarantee specified types of our other obligations also guarantee the New Senior Notes, the covenants relating to the types of matters listed above will no longer apply in the event that the New Senior Notes receive an investment grade rating from at least two of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P), Moody’s Investor’s Services Inc. (Moody’s) and Fitch Inc. (Fitch) and certain other conditions are satisfied (Fall-Away Event).

The indenture relating to the New Senior Notes also contains provisions requiring Mosaic to offer to purchase, at 101% of the principal amount thereof (plus accrued and unpaid interest), all of the outstanding New Senior Notes upon a change of control of Mosaic followed within 90 days by a decline in the rating assigned to the New Senior Notes by S&P, Moody’s or Fitch.

The indenture relating to the New Senior Notes also contains other covenants and events of default that limit various matters or require us to take various actions under specified circumstances.

The obligations under the New Senior Notes are guaranteed by substantially all of Mosaic’s domestic subsidiaries that are involved in operating activities, Mosaic’s subsidiaries that own and operate our potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which Mosaic owns the guarantors. Subsidiaries that are not guarantors generally are other foreign subsidiaries, insignificant domestic subsidiaries and other domestic subsidiaries that are not directly engaged in operating activities.

Amended and Restated Credit Facilities

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

The Restated Credit Agreement also contains events of default and covenants that, among other things, limit our ability to:

•

engage in activities that are generally of the types that are listed in the first paragraph under the subheading “New Senior Notes” above (however, the Fall-Away Event does not apply to the covenants under the Restated Credit Agreement);

•	fund our Offshore business segment from its North American operations;

•	make capital expenditures in excess of certain annual amounts; or

•	prepay indebtedness.

In addition, a change of control of Mosaic is a default under the Restated Credit Agreement.

In connection with the Refinancing, certain covenants in Mosaic’s existing credit agreement were amended to provide Mosaic with greater financial flexibility. These amendments included adjustments to the required levels of the leverage ratio and the interest coverage ratio effective beginning with Mosaic’s fiscal quarter ended February 28, 2007.

The Restated Credit Agreement also contains other covenants and events of default that limit various matters or require the Company to take various actions under specified circumstances.

The obligations under the Restated Credit Agreement are guaranteed by substantially all of Mosaic’s domestic subsidiaries that are involved in operating activities, Mosaic’s subsidiaries that own and operate our potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which Mosaic owns the guarantors. Subsidiaries that are not guarantors generally are other foreign subsidiaries, insignificant domestic subsidiaries and other domestic subsidiaries that are not directly engaged in operating activities. The obligations are secured by security interests in, mortgages on and/or pledges of (i) the equity interests in the guarantors and in domestic subsidiaries held directly by Mosaic and the guarantors under the Restated Credit Agreement; (ii) 65% of the equity interests in other foreign subsidiaries held directly by Mosaic and such guarantors; (iii) intercompany borrowings by subsidiaries that are held by Mosaic and such guarantors; (iv) our Belle Plaine and Colonsay, Saskatchewan, Canada and Hersey, Michigan potash mines and Riverview, Florida phosphate plant; and (v) all inventory and receivables of Mosaic and such guarantors.

Prior to maturity, in general, we are obligated to make quarterly amortization payments of $0.6 million with respect to the term loan A facility, $4.8 million commencing March 31, 2007 with respect to the term loan A-1 facility, and $1.6 million commencing March 31, 2007 with respect to the term loan B facility. In addition, if Mosaic’s leverage ratio under the Restated Credit Agreement is more than 3.75 to 1.00 as of the end of any fiscal year, borrowings must be repaid from 50% of excess cash flow for such fiscal year end.

Cross-Default Provisions

Most of our material debt instruments, including the Restated Credit Agreement and the indenture relating to the New Senior Notes, have cross-default provisions. In general, pursuant to these provisions, a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. The threshold under the Restated Credit Agreement and the indenture relating to the New Senior Notes is $30.0 million. Of our material debt instruments, the indentures relating to Mosaic Global Holdings’ 7.375% debentures due 2018 and 7.300% debentures due 2028 have the lowest specified cross-default threshold amount, $25.0 million.

On April 2, 2007, Mosaic Global Holdings redeemed $29.4 million aggregate principal amount of its 11.250% senior notes due 2011 pursuant to the terms of their indenture. See Note 21 of Notes to Condensed Consolidated Financial Statements for further information regarding this redemption.

Additional detailed information regarding our financing arrangements is included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 13 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

See Note 10 of Notes to Condensed Consolidated Financial Statements with respect to the impact of our inability to file our Fiscal 2007 Second Quarter 10-Q Report in a timely fashion on our indebtedness and liquidity, including the availability of borrowing capacity under our credit agreement.

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

Off-Balance Sheet Arrangements and Obligations

In connection with the refinancing referred to above, on December 1, 2006, we terminated our existing interest rate swap agreement with a notional amount of $150 million that was hedging the 10.875% Senior Notes due August 1, 2013. The gain on extinguishment of debt for the three and nine months ended February 28, 2007 is net of the termination cost of $6.4 million.

In addition, on December 1, 2006, we entered into floating to fixed interest rate swap agreements with a total notional amount of $375 million. The swaps call for us to pay a fixed rate of interest and the counterparty to pay a floating rate of interest at LIBOR. These swaps have been designated as cash flow hedges.

In addition, on December 1, 2006, we have also entered into interest rate collar transactions with a total notional amount of $125 million. These transactions have both a cap above which we will receive interest from our counterparty and a floor below which we will pay our counterparty. These collars have been designated as cash flow hedges. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for information regarding the termination of the interest rate swap and other derivatives.

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

•

estimates of the current volumes of brine inflows at our Esterhazy mines, the available capacity of brine storage reservoirs at the Esterhazy mines, fluctuations in the rate of the brine inflows from time to time, including the possibility that the rate of the brine inflows could materially increase and that any such fluctuations or increases could be material, our expectations regarding the potential efficacy of remedial measures to control the brine inflows, and the level of capital and operating expenditures necessary to control the inflows;

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

•

Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase its ownership or sell its interest in Mosaic after the expiration of existing standstill and lockup provisions in our investor rights agreement with Cargill that expire in 2008 and 2007, respectively;

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and Item 1A of Part II of this 10-Q Report and of our Fiscal 2007 Second Quarter 10-Q Report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, changes in freight costs and fluctuations in market prices for our products, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes. See Note 17 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and Note 18 of this 10-Q Report for additional information on market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and incorporated by reference herein, which have not been remediated as of February 28, 2007:

•	Ineffective monitoring of the internal controls of our Phosphates business segment

•	Inadequate segregation of duties related to our North American computer software applications

•	Ineffective controls over our accounting for income taxes

Management is taking corrective actions to remediate these material weaknesses, including remediation actions described in Item 9A(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and Item 4 of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended August 31, 2006 and November 30, 2006, all incorporated by reference herein. By their nature, such actions require a period of time to implement and become fully effective. Additionally, the timing of the remediation of the material weaknesses has been impacted by the transition and implementation issues with our new enterprise resource planning (ERP) system as described in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006.

(b)	Changes in Internal Control Over Financial Reporting

The following are changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2007:

•

Began resolving the implementation and transitional issues experienced with our new ERP systems. These issues, as previously reported, related to financial consolidation including elimination of intercompany balances and business segment reporting as well as other issues related to inventory cutoff and vendor payments. We continue to perform certain manual controls and procedures that are designed to help ensure that our interim condensed consolidated financial statements present fairly, in all material respects, our financial condition and results of operations.

•	Hired a Vice President—Finance for Phosphates and appointed an Assistant Controller for Phosphates.

•

Redesigned our account reconciliation process at our Phosphates business units to ensure that such accounts are being reconciled on a timely basis, the reconciliations are independently reviewed, reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, have been substantiated and independently reviewed.

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 14 of our Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report Form 10-Q.

ITEM 1A.	RISK FACTORS

Important risk factors applicable to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, which we refer to as our Fiscal 2006 10-K Report, and Item 1A in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006, which we refer to as our Fiscal 2007 Second Quarter 10-Q Report. As a result of developments in our business since the filing of our Fiscal 2007 Second Quarter 10-Q Report, we are providing below an update of the risk factors outlined in our Fiscal 2007 Second Quarter 10-Q Report relating to accidents occurring in the course of our operating activities:

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

We engage in mining and industrial activities that can result in serious accidents. Mining, in particular, can be a dangerous activity. If our safety procedures are not effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. For example:

•

Our Esterhazy mines have had an inflow of brine for more than 20 years, and have recently experienced an additional inflow in a mined out area near the existing inflows. The Esterhazy mines are not insured against the risk of floods and water inflows and the costs to control the brine inflows could increase in future years. The brine inflows, risk to employees or remediation costs could also cause us to change our mining process or abandon these mines, which in turn could significantly negatively impact our results of operations, liquidity or capital resources. Since December 1985, we have had inflows of salt saturated brine into our two interconnected potash mines at Esterhazy, Saskatchewan. Over the past century, several potash mines experiencing water inflow problems have flooded. One of our competitors in Russia abandoned one of its mines in late 2006 due to significant water inflow problems. In order to control brine inflows at Esterhazy, we have incurred, and will continue to incur, expenditures, certain of which due to their nature have been capitalized, while others have been charged to expense.

In late 2006, we identified a new salt saturated brine inflow located approximately 7,500 feet from our existing brine inflow management area in a mined out area at our Esterhazy, Saskatchewan potash mines. Initial data suggested that the new inflow was at the rate of 20,000 to 25,000 gallons per minute, which was significantly greater than highest inflow rates that we had successfully managed (approximately 10,000 to 15,000 gallons per minute) at the Esterhazy mines since 1985. Without abatement, and assuming our initial estimates to be accurate, we estimated that we had storage capacity to handle the new brine inflow for several months before adversely affecting production at the Esterhazy mines. Following the initiation of our grouting efforts, we estimate that the brine inflow has declined to approximately 4,000 gallons per minute, and we are pumping brine out of the Esterhazy mines at a rate in excess of 7,000 gallons per minute. See “Potash Net Sales and Gross Margin” in Item 2 of Part I of this report, which is incorporated herein by reference, for a discussion of costs and other information relating to the new brine inflow.

Inflow rate measurements reflect an estimate as of a particular point in time, and depending on when tests are conducted, rates can fluctuate up or down. There can be no assurance that:

•

the pumping, grouting and other measures that we use to mitigate the inflows at the Esterhazy mines will continue to be successful in mitigating the new inflow or will continue to be effective in mitigating the existing inflow in the future;

•	our estimates of the volumes of the brine inflow or storage capacity for brine at the Esterhazy mines are accurate;

•

the volumes of the brine inflow will not fluctuate from time to time, including the possibility that the rate of the brine inflows will not be greater than our current assumptions and that any such fluctuations or increases could be material; or

•	the expenditures to control the inflows will be consistent with our current estimates.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

April 9, 2007

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.a.	Indenture dated as of December 1, 2006 between The Mosaic Company and U.S. Bank National Association relating to the 7 3/8% Senior Notes due 2014 and 7 5/8% Senior Notes due 2016	Exhibit 4.ii.a. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.ii.b.	Registration Rights Agreement dated December 1, 2006 between The Mosaic Company, the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Scotia Capital (USA) Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc. and Wells Fargo Securities, LLC relating to the 7 3/8% Senior Notes due 2014	Exhibit 4.ii.b. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.ii.c.	Registration Rights Agreement dated December 1, 2006 between The Mosaic Company, the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Scotia Capital (USA) Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc. and Wells Fargo Securities, LLC relating to the 7 5/8% Senior Notes due 2016	Exhibit 4.ii.c. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.ii.d.	Amended and Restated Credit Agreement, dated as of February 18, 2005, among The Mosaic Company, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4.ii.d. to the Current Report on Form 8-K of The Mosaic Company for December 1, 2006*

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.ii.a.	Master Services Agreement dated December 26, 2006 (Master Services Agreement) between Cargill, Incorporated and the Mosaic Company		X

10.ii.b.	Work order dated December 29, 2006 between The Mosaic Company and Cargill, Incorporated, through its Financial Services Center under the Master Services Agreement		X

10.ii.c.	Work order dated December 27, 2006 between Cargill Financial Services International, Inc. and Mosaic Fertilizantes do Brasil S.A. under the Master Services Agreement		X

10.ii.d.	Work order dated June 1, 2006 between The Mosaic Company and Cargill, Incorporated North America HR Shared Services under the Master Services Agreement		X

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.e.	Services Agreement dated December 27, 2006 between Cargill Agricola S.A., Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Ltda. and Fospar S.A.		X

10.ii.f.	Supply Agreement dated December 29, 2006 between Mosaic Fertilizer, LLC and Crop Uruguay S.A.		X

10.ii.g.	Phosphate Supply. Agreement dated December 29, 2006 between Mosaic Crop Nutrition, LLC and Cargill Sociedad Anonima Commercial e Industrial.		X

10.ii.h.	Form of an agreement for Customer Financial Solutions between Mosaic Fertilizantes do Brasil S.A. and Banco Cargill S.A.		X

10.ii.i.	Product Supply Agreement dated December 22, 2006 between Mosaic de Argentina Sociedad Anonima and Cargill Agropecuaria S.A.C.I.		X

10.ii.j.	Fruit Purchase Contract No. 22166 dated January 3, 2007 between South Ft. Meade Land Management Inc. and Cargill Juice North America, Inc. – 2006/2007 Crop Year

10.ii.k.	Fruit Purchase Contract No. 22166 dated January 3, 2007 between South Ft. Meade Land Management Inc. and Cargill Juice North America, Inc. – 2007/2008 Crop Year

10.ii.l	Salt Storage and Handling Agreement dated May 1, 2006 between Mosaic Crop Nutrition, LLC and Cargill, Incorporated.		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

99.1	Item 9A(b) and 9A(d) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006	Items 9A(b) and 9A(d) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006*

99.2	Item 4 of Part I of The Mosaic Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006	Item 4 of Part I of The Mosaic Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2006*

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
99.3	Item 4 of Part I of The Mosaic Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006	Item 4 of Part I of The Mosaic Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006*

*	SEC File No. 001-32327
**	Denotes management contract or compensatory plan.