Form 10-K
period 2007-05-31
MOSAIC CO
filed 2007-08-09
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

As of November 30, 2006, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $3.26 billion based upon the closing price of these shares on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 441,322,712 shares of Common Stock, par value $0.01 per share, as of July 24, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2007 Annual Meeting of Stockholders (Part III)

2007 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients for the global agriculture industry. Through our broad product offering, we are a single source supplier of phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients. We serve customers in approximately 45 countries. We have phosphate mining operations in Florida and phosphate production facilities in Florida and Louisiana; potash mines and production facilities in Saskatchewan, Canada, New Mexico and Michigan; strategic equity investments in phosphate and nitrogen production facilities in Brazil and Canada; and other production, blending or distribution operations or equity investments in nearly a dozen countries, including the top four nutrient consuming countries in the world.

Mosaic is a Delaware corporation that was incorporated in January 2004 to serve as the parent company of the business that was formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated.

As of May 31, 2007, Cargill owned approximately 64.8% of our outstanding common stock. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling equity interest. We are organized into four business segments: Phosphates, Potash, Offshore and Nitrogen. The following charts show the respective contributions to fiscal 2007 net sales and operating earnings for each of these business segments:

Phosphates Segment—We are the largest producer of phosphate fertilizer in the world and the largest producer of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. In fiscal 2007, we accounted for approximately 16% of global production and 57% of U.S. production of phosphate fertilizer.

Potash Segment—We are the third-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. In fiscal 2007, we accounted for approximately 15% of global production and 40% of North American production of potash.

Offshore Segment—Our Offshore segment consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and a number of other countries. Our operations and strategic investments in Brazil make us one of the largest producers and distributors of blended fertilizers in this key agricultural market.

Nitrogen Segment—Our Nitrogen segment includes the distribution of nitrogen-based fertilizer in North America. Our Nitrogen segment also includes our 50% equity ownership interest in Saskferco Products Inc. (“Saskferco”) a Saskatchewan, Canada based producer of nitrogen fertilizer and animal feed ingredients. We are the exclusive marketer for Saskferco products.

A more detailed discussion of our business segments is included below under “Business Segment Information.”

As used in this report:

•	“Mosaic” means The Mosaic Company;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries other than us, individually or in any combination;

•	“Cargill Crop Nutrition” means the fertilizer business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons.

Business Developments during Fiscal 2007

Strong agricultural fundamentals and industry demand resulted in significant increases in phosphate prices in the latter part of fiscal 2007. This is due in part to demand growth from countries that have been the traditional drivers for food production, such as India and Brazil. In addition there are new demand drivers as a result of strong growth in the biofuels industry, such as the U.S. ethanol market. Our average price for diammonium phosphate fertilizer (“DAP”) rose to $264 per tonne in fiscal 2007 from $245 tonne in fiscal 2006. See our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) that is incorporated by reference in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of phosphate prices.

Our key developments during fiscal 2007 included:

•	Implementation of our new enterprise resource planning (“ERP”) system and a common plant maintenance and inventory information technology system across our North American operations in

October 2006. We also redesigned many of our business processes and in some cases standardized them across North America. These activities are key steps in the integration of IMC and Cargill Crop Nutrition following the Combination. We have included a further discussion of the new ERP system and transitional issues associated with it under “Other Matters—Enterprise Resource Planning System.”

•

In December, 2006, we completed a refinancing of approximately $1.4 billion in aggregate principal amount of senior notes and debentures of our subsidiaries and a $345 million term loan under our existing senior secured bank credit facility with new senior notes issued by Mosaic and new borrowings under our senior secured credit facility. We have included a further discussion of the refinancing in our Management’s Analysis.

•

In December 2006, we completed a capacity expansion of approximately 1.1 million tonnes at our Esterhazy, Saskatchewan, potash mine, increasing our potash production capacity by approximately 26% at a capital cost of approximately $38 million.

•	On January 1, 2007, James T. Prokopanko became our new Chief Executive Officer and President, replacing Fredric W. Corrigan, who retired.

•

We paid $280 million of long-term debt in the fourth quarter of fiscal 2007 and an additional $176 million in the first quarter of fiscal 2008. These payments were an important step toward our goal of reducing our long-term debt and achieving an investment grade credit rating. We have included a further discussion of the payments in Note 29 of our Consolidated Financial Statements and in our Management’s Analysis.

In addition, in December 2006, we identified a new brine inflow area at our Esterhazy, Saskatchewan, potash mine. We have had saturated brine inflows at our Esterhazy mine since 1985, and have managed brine inflow areas as part of our ongoing operations. Initial data suggested that the rate of the new inflow approximated 20,000 to 25,000 gallons per minute, which was significantly greater than highest inflow rates that we successfully managed in the past (approximately 10,000 to 15,000 gallons per minute). Following the initiation of our grouting efforts, we estimate that the brine inflow has declined to approximately 4,000 gallons per minute. The new measurement suggests that our grouting efforts have been successful in controlling the inflow. In addition, we are now pumping brine out of the Esterhazy mine at a rate in excess of 7,000 gallons per minute. We have included a further discussion of the brine inflows at our Esterhazy mine in Part I, Item 1A, “Risk Factors.”

We have included additional information about developments in our business during fiscal 2007 in our Management’s Analysis.

BUSINESS SEGMENT INFORMATION

The discussion below of our business segment operations should be read in conjunction with the following information that we have included in this report:

•	The risk factors discussed in this report in Part I, Item 1A, “Risk Factors.”

•	Our Management’s Analysis.

•

The financial statements and supplementary financial information in our Consolidated Financial Statements (“Consolidated Financial Statements”). This information is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Phosphates Segment

We produce phosphate fertilizer and feed phosphate which are used in crop nutrients and animal feed ingredients. The principal raw materials used in the production of concentrated phosphates are phosphate rock, sulfur and ammonia.

Phosphate Fertilizers and Animal Feed Ingredients

We are the largest producer of concentrated phosphate fertilizer and animal feed ingredients in the world. We have capacity to produce approximately 4.4 million tonnes of phosphoric acid (“P2O5”) per year, or about 10% of world capacity and 46% of U.S. capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate fertilizer and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our phosphoric acid production totaled approximately 4.1 million tonnes during the fiscal 2007, accounting for approximately 12% of global production and 44% of U.S. phosphoric acid output last year.

Our phosphate fertilizer products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Our principal phosphate fertilizer products are:

•

DAP. DAP is the most widely used high-analysis phosphate fertilizer worldwide. DAP is produced by combining phosphoric acid with anhydrous ammonia. This initial reaction creates a slurry that is then pumped into a granulation plant where it is reacted with additional ammonia to produce DAP. DAP is a solid granular product.

•

Monoammonium Phosphate (“MAP”). MAP is the second most widely used high-analysis phosphate fertilizer and the fastest growing phosphate product worldwide. MAP is also produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. The resulting slurry is then pumped into the granulation plant where it is reacted with additional phosphoric acid to produce MAP. MAP is a solid granular product, but contains less ammonia than DAP.

Our DAP and MAP products include MicroEssentials™, a value-added DAP or MAP product that is enhanced through a patented process that creates very thin platelets of sulfur and other micronutrients on the granulated product. Over time, these sulfur platelets break down in the soil and are absorbed by plants. In addition, micronutrients such as boron, copper, manganese, and zinc can be added in separate but parallel processes.

We also sell Granular Triple Superphosphate (“GTSP”) that we source from third party producers. GTSP is the third most widely used high-analysis phosphate fertilizer worldwide. Unlike DAP and MAP, it contains no nitrogen and is used mostly on crops such as legumes that require little or no nitrogen.

In addition, our Phosphates segment is one of the largest producers and marketers of phosphate and potash-based animal feed ingredients in the world. We operate feed phosphate plants at our New Wales and Riverview facilities in Florida. The combined capacity of these facilities is 0.9 million tonnes per year. We market our feed phosphate under the leading brand names of Biofos®, Dynafos®, Monofos® and Multifos®. Our Phosphates segment also sources MicroGran® urea from Saskferco and potassium raw materials from our Potash segment and markets Dyna-K®, Dyna-K White® and Dynamate® as potassium-based animal feed ingredients.

Our primary phosphate fertilizer and feed phosphate facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active, closed and future phosphate mines in Florida:

Annual capacity by plant at May 31, 2007 and production volumes by plant for fiscal 2007 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate (a) DAP/MAP/ MicroEssentials™		Feed Phosphate
Facility	Capacity	Production	Capacity	Production	Capacity	Production
Florida:
Bartow	1.0	0.9	2.0	2.0	-	-
New Wales	1.7	1.7	3.9	3.0	0.7	0.7
Riverview	0.9	0.9	1.7	1.6	0.2	0.2

	3.6	3.5	7.6	6.6	0.9	0.9
Louisiana:
Faustina	-	-	1.8	1.3	-	-
Uncle Sam	0.8	0.6	-	-	-	-

	0.8	0.6	1.8	1.3	-	-

Total	4.4	4.1	9.4	7.9	0.9	0.9

(a)	Our effective capacity to produce processed phosphates is less than our nominal capacity unless we purchase phosphoric acid.

The phosphoric acid from Uncle Sam is shipped to Faustina where it is used to produce DAP and MAP. Our Faustina plant also manufactures ammonia.

Our Riverview facility is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in our Management’s Analysis.

Our production of 7.9 million tonnes of phosphate fertilizer for fiscal 2007 accounted for roughly 16% of world output and 57% of U.S. production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate fertilizer and feed phosphate. Our phosphate rock production totaled approximately 13.7 million tonnes in fiscal 2007 and accounted for approximately 8% of world production and 45% of U.S. production. We are the world’s second largest miner of phosphate rock and currently operate five mines with a combined annual capacity of approximately 15.5 million tonnes.

All of our phosphate mines and related mining operations are located in central Florida. During fiscal 2007, we operated four active mines: Four Corners, South Fort Meade, Hookers Prairie and Hopewell. In June 2007, we re-opened our Wingate mine, which had been idled since November 2005. We also plan to develop two large mines at Ona/Pioneer and at Pine Level to replace mines that will be depleted, as we continue to operate, at various times during the next decade.

We also purchase phosphate rock from time to time. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on our product mix, our need for purchased phosphate rock could increase in the future, particularly as we develop our proposed Ona/PineLevel and Pioneer mines.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which our future Ona/Pioneer and Pine Level mines would also be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

Except at our Wingate mine, we extract phosphate ore using large surface mining machines that we own called “draglines.” Prior to extracting the ore, the draglines must first remove a 10 to 50 foot layer of sandy overburden. At our Wingate mine, we utilize dredges to strip the overburden and mine the ore. We then process the ore at beneficiation plants that we own at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at any of our planned future mines, we would need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.

The following table shows, for each of our phosphate mines, annual capacity at May 31, 2007 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)		2007			2006			2005
Facility	Annual Capacity	Production	Average BPL(d)	% P2O5 (e)	Production	Average BPL (d)	% P2O5 (e)	Production	Average BPL (d)	% P2O5 (e)
Four Corners	6.4	5.6	65.7	30.1	4.6	64.3	29.4	6.0	61.4	28.1
South Fort Meade	5.9	5.4	63.0	28.8	5.6	63.9	29.2	4.9	64.2	29.4
Fort Green (a)	-	-	-	-	3.7	59.2	27.1	4.9	60.5	27.7
Kingsford (b)	-	-	-	-	0.5	65.3	29.9	2.5	66.9	30.6
Hookers Prairie	1.8	2.1	64.9	29.7	1.6	64.3	29.4	1.7	62.9	28.8
Wingate (c)	0.9	-	-	-	0.5	63.2	28.9	0.4	64.5	29.5
Hopewell	0.5	0.6	66.1	30.2	0.4	68.0	31.1	0.5	67.3	30.8

Total	15.5	13.7	64.5	29.5	16.9	63.2	28.9	20.9	62.8	28.8

(a)

Our Fort Green mine was closed indefinitely as part of the restructuring of portions of our Phosphates segment operations in May 2006. We have included additional information regarding this closure in Note 26 of our Consolidated Financial Statements and in our Management’s Analysis.

(b)	Our Kingsford mine was closed in September 2005.
(c)	Our Wingate mine was idled in November 2005 and reopened in June 2007.
(d)

Bone Phosphate of Lime (“BPL”) is a traditional reference to the amount (by weight percentage) of calcium phosphate contained in phosphate rock or a phosphate ore body. A higher BPL corresponds to a higher percentage of calcium phosphate.

(e)

The percent of phosphorus pentoxide in the above table represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.

We use all of our mined phosphate rock internally in the production of our concentrated phosphates. Through August 15, 2005, we also sold approximately two million tonnes of phosphate rock per year to another crop nutrient manufacturer under a long-term contract that was terminated as part of an agreement between us and our customer. Refer to Note 24 of our Consolidated Financial Statements for further discussion of this agreement.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2007:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL (d)	% P2O5
Active Mines
Four Corners	116.1		62.1	28.42
South Fort Meade	69.4		63.8	29.20
Hookers Prairie	24.6		64.8	29.65
Hopewell	1.6	(e)	67.0	30.66
Wingate (g)	4.9		64.0	29.29

Total Active Mines	216.6		63.0	28.84
Future Mining
Ona	90.9		62.2	28.48
Pine Level	148.0	(f)	64.8	29.66
Pioneer	76.9		66.8	30.57
Wingate Tract 2 (Texaco)	23.6		60.3	27.59

Total Future Mining	339.4		64.3	29.41

Total Mining	556.0		63.8	29.19

(a)

Reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices.

(b)

Reserve estimates are generally established by our personnel without a third party review. However, prior to the Combination, IMC retained an independent third party to prepare annual valuation analyses, primarily for tax purposes, that include valuations of the reserves consistent with the information shown in the table above. In addition, as part of Cargill Crop Nutrition’s (“CCN”) due diligence assessments of mining properties and phosphate reserves, CCN retained consultants to conduct analyses in connection with its acquisitions of the Wingate and Pioneer mines. We have taken these valuations and analyses into account in developing our calculations of reserves. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the United States Securities and Exchange Commission (“SEC”).

(c)

Of the reserves shown, approximately 504.6 million tonnes are proven reserves, while 1.6 million tonnes at Ona, 26.2 million tonnes at Pine Level and 23.6 million tonnes at Wingate Tract 2 are probable reserves.

(d)	Average product BPL ranges from approximately 60% to 67%.
(e)

We acquired mineral rights to approximately 2.0 million of the tonnes shown for Hopewell in December 2002 pursuant to agreements that provide for future payment of royalties of $78,000 per month through December 1, 2009 (which payments may be accelerated if production from such reserves exceeds 237,000 tonnes per calendar quarter). In addition, as part of this purchase, we purchased two clay settling ponds for payments of $63,000 per month through December 1, 2008 and lease certain plant and equipment for payments of $46,000 per month through December 1, 2009.

(f)

In connection with the sale in 1994 of certain of the surface rights related to approximately 48.9 million tonnes of the reported Pine Level reserves, we agreed not to mine such reserves until at least 2014. Our current mining plans do not contemplate mining these reserves until at least that time. In addition, in connection with the purchase in 1996 of approximately 99.3 million tonnes of the reported Pine Level reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2015 and (iii) re-convey to the seller the lands which are not scheduled to be mined upon completion of the permitting process and the approval of the Development Order for the mine.

(g)	Our Wingate mine was idled in November 2005 and reopened in June 2007.

We generally own the reserves shown in the table above, with the only significant exceptions being approximately 4.0 million of the tonnes shown for the Fort Green mine, the reserves referred to in Note (e) to the above table, and the South Fort Meade reserves, as further described below:

•	Of the tonnes shown for the South Fort Meade mine, 4.0 million tonnes are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•

Our rights to the portion of the reserves shown for the Hopewell mine referred to in Note (e) to the above table are held pursuant to mineral rights that expire in 2012, except for a portion that expire in 2017.

•

We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and clay settling areas. A limited partnership, South Ft. Meade Partnership, L.P.(“SFMP”), owns all of the mineable acres shown in the table for the South Fort Meade mine.

•	We own 35% of SFMP and financial investors own the remaining 65%. SFMP is included as a consolidated subsidiary in our financial statements for fiscal 2007 and 2006.

•

A third entity, South Ft. Meade Land Management, Inc. (“SFMLM”), owns and manages orange groves and other agricultural assets on our mining properties in Florida. SFMLM is a wholly owned subsidiary of ours. SFMLM also has entered into an agricultural lease with SFMP and pays SFMP rental income for the land that it uses for agricultural purposes or subleases to local farmers or ranchers.

•

We have a long-term mineral lease with SFMP. This lease expires on December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP total approximately $18 million annually at current production rates.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds to service debt and pay dividends to its equity owners.

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

In light of the long-term nature of our rights to our reserves, we expect to be able to mine all reported reserves that are not currently owned prior to termination or expiration of our rights. Additional information regarding permitting is included in Part I, Item 1A, “Risk Factors”, under “Environmental, Health and Safety Matters—Operating Requirements and Permitting” in our Management’s Analysis, and under “Phosphate Mine Permitting in Florida” in Note 25 of our Consolidated Financial Statements.

Sulfur

We use sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.8 million tonnes of sulfur during fiscal 2007. We purchase most of this sulfur from North American oil and natural gas producers who are required to remove or recover sulfur during the refining process.

We own two ocean-going barges and contract for operation another ocean-going vessel that transport molten sulfur from refineries located in the Gulf of Mexico to our phosphate plants in Florida. We own and operate a sulfur terminal in Houston, Texas. We also own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Our Louisiana operations are served by truck, rail and barge from nearby refineries. Although sulfur is readily available from many different suppliers and can be transported to our phosphate facilities by a variety of means, sulfur is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing and availability. Alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to current transportation or terminaling facilities. Changes in the price of sulfur or disruptions to sulfur transportation or terminaling facilities could have a material impact on our business.

Ammonia

We use ammonia together with phosphoric acid to produce both DAP and MAP. We used approximately 1.5 million tonnes of ammonia during fiscal 2007.

Our Florida ammonia needs are supplied by offshore producers, primarily under multi-year contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in 2013, which we may extend for up to five additional years. We also load railcars of ammonia to third parties at this facility. A third party operates the Port Sutton ammonia facility pursuant to an agreement that expires in 2013, which we may extend for an unlimited number of additional five year terms, as long as we or the other party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in 2015. Ammonia is transported by pipeline from the terminals to our production facilities. We have long-term service agreements with the pipeline provider.

We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is 535,000 tonnes. From time to time we may sell surplus ammonia to unrelated parties.

In fiscal 2007, we entered into ammonia offtake agreements with a project sponsor who is pursuing the development of a world-scale petroleum coke gasification project on a site adjacent to our Faustina, Louisiana phosphate facility. Among other products, the gasification project would include the production of ammonia and sulfur. The agreement provides that we would market or purchase approximately 60% of the 1.3 million tonnes of ammonia contemplated to be produced at the complex on an annual basis. The agreement is subject to various conditions, including the project sponsor’s ability to obtain financing within certain timeframes and the successful construction and startup of the gasification project. Should the conditions be satisfied, we anticipate that purchases of ammonia under this agreement would reduce the amount of ammonia and sulfur that we currently purchase from existing suppliers, and would provide a more economical way in which to source a significant amount of our overall ammonia needs.

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

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. Natural gas accounted for 87% of the production cost of ammonia and 27% of the cost of our fertilizer production in Louisiana during fiscal 2007. The majority of natural gas is sourced through fixed priced physical contracts. We use swap contracts and options to fix the price of an additional portion of future purchases. The remainder is purchased either on the domestic spot market or under short-term contracts.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we use little natural gas in our Florida operations.

Florida Land Holdings

We are a significant landowner in the State of Florida, which has one of the fastest growing populations in the United States. We own land comprising approximately 250,000 acres held in fee simple title in Central Florida, and have the right to mine approximately 50,000 acres of additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are not related to our operations. As a general matter, more property becomes available for uses other than phosphate operations each year. Our land assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We currently are assessing various strategies to optimize the value of our land assets.

Potash Segment

We are one of the leading potash producers in the world. We mine and process potash in Canada and the United States and sell potash in North America and internationally. The term “potash” applies generally to the common salts of potassium. Our potash products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, in animal feed ingredients. We also sell potash to customers for industrial use. In addition, our potash products are used for de-icing and as a water softener regenerant.

We operate four potash mines in Canada as well as two potash mines in the United States. We own related refineries at each of the mines to refine the mined potash. We plan to terminate Potash operations at our smallest potash mine in Hersey, Michigan in the first half of fiscal 2008.

The map below shows the location of each of our potash mines.

Our current potash capacity, excluding tonnage produced at Esterhazy for a third party pursuant to a contract described below, totals 10.4 million tonnes of product per year and accounts for approximately 14% of world capacity and 36% of North American capacity. Production during fiscal 2007, excluding tonnage produced for the third party at Esterhazy, totaled 7.9 million tonnes and accounted for approximately 15% of world production and 40% of North American production.

The following table shows, for each of our potash mines, annual capacity at May 31, 2007 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)	Annual Capacity (a)	2007			2006			2005
Facility		Ore Mined	Grade % K2O (f)	Finished Product	Ore Mined	Grade % K2O (f)	Finished Product	Ore Mined	Grade % K2O (f)	Finished Product
Canada
Belle Plaine—MOP (b)	2.8	8.3	18.0	2.2	8.1	18.0	2.2	9.7	18.0	2.4
Colonsay—MOP (b)	1.8	3.3	27.1	1.3	3.5	26.8	1.2	3.8	26.5	1.5
Esterhazy—MOP (b)	5.3	11.7	25.2	3.9	9.8	24.2	3.4	11.7	23.9	4.0

Canadian Total	9.9	23.3	22.9	7.4	21.4	22.3	6.8	25.2	22.0	7.9
United States
Carlsbad—MOP (b)	0.5	3.8	11.7	0.5	3.4	11.9	0.5	3.7	12.5	0.5
Carlsbad—K-Mag® (c)	1.2	3.6	7.5	0.9	2.8	6.8	0.7	3.3	7.4	0.9

Carlsbad Total	1.7	7.4	9.7	1.4	6.2	9.6	1.2	7.0	10.1	1.4
Hersey—MOP (d)	0.1	0.2	26.7	0.1	0.2	26.7	0.1	0.3	26.7	0.1

United States Total	1.8	7.6		1.5	6.4		1.3	7.3		1.5

Totals	11.7	30.9	19.8	8.9	27.8	19.5	8.1	32.5	19.5	9.4

Total excluding toll production (e)	10.4	28.1		7.9	25.1		7.2	29.8		8.5

(a)	Finished product (“KCl”).
(b)	Muriate of potash (“MOP”) is the primary source of potassium for the crop nutrient industry.
(c)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(d)	Potash operations at our Hersey, Michigan facility will be discontinued in the first half of fiscal 2008. The Hersey facility will continue to mine, process and sell salt.
(e)	We toll produce MOP at our Esterhazy mine for a third party under a contract discussed below under “Canadian Mines.”
(f)	Grade %K20 is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.

Canadian Mines

We have three Canadian potash facilities containing four mines, all located in the southern half of the Province of Saskatchewan, including our solution mine at Belle Plaine, two interconnected shaft mines at Esterhazy and our shaft mine at Colonsay.

Extensive potash deposits are found in the southern half of the Province of Saskatchewan. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporites. The Prairie Evaporite deposits are bounded by limestone formations and contain the potash beds. Three potash deposits of economic importance occur in Saskatchewan: the Esterhazy, Belle Plaine and Patience Lake members. The Patience Lake member is mined at Colonsay, and the Esterhazy member at Esterhazy. At Belle Plaine all three members are mined. Each of the major potash members contains several potash beds of different thicknesses and grades. The particular beds mined at Colonsay and Esterhazy have a mining height of 11 and 8 feet, respectively. At Belle Plaine several beds of different thicknesses are mined.

Our four potash mines in Canada produce MOP exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and load it onto conveyor belts.

The ore is then crushed, moved to storage bins and hoisted to refineries above ground. In contrast, our solution mining process involves heated water, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 5,400 feet. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, the solution is pumped into a 150 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 15 different MOP products, including industrial grades, many through proprietary processes.

Under a long-term contract with a third party customer, we mine and refine the customer’s potash reserves at the Esterhazy mine for a fee plus a pro rata share of production costs. The contract provides that the customer may elect that we produce an annual maximum of approximately 0.9 million tonnes and a minimum of approximately 0.45 million tonnes per year for the customer (before any adjustment to reflect the customer’s proportionate share of our increased annual productive capacity resulting from the recent expansion of our Esterhazy mine). The contract provides for a term through December 31, 2011, but only to the extent the customer has not received all of its available reserves under the contract. The contract also permits certain renewal terms at the option of the customer in the event the customer has not received all of the reserves prescribed under such agreement. After termination of the contract, the productive capacity at our Esterhazy mine currently used to satisfy our obligations under the contract will be available to us for sales to any of our customers at then-market prices.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	12,733	10,039	109,365	132,137
Leased from Province	47,840	65,429	135,986	249,255
Leased from others	-	320	22,837	23,157

Total under control	60,573	75,788	268,188	404,549

We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2094 to 2142.

Saskatchewan potash production is taxed at the provincial level under The Mineral Taxation Act, 1983 (Saskatchewan). This tax consists of a base payment and a profits tax, which we refer to as the Potash Production Tax. In addition to the Potash Production Tax, rental fees, taxes and royalties are payable to the Province of Saskatchewan and municipalities by potash producers in respect of potash reserves or production of potash. Our taxes, fees and royalty expenses were $118.6 million for fiscal 2007, including $96.2 million of Saskatchewan resource taxes. We also pay the greater of (i) a capital tax on our paid-up capital (as defined in The Corporation Capital Tax Act of Saskatchewan) and (ii) a corporate capital tax surtax based on the value of Saskatchewan resource sales. This surtax is only payable to the extent that it exceeds the regular capital tax. In fiscal 2007, we recorded capital surtax of $35.5 million. These taxes, fees and royalties are recorded in our cost of goods sold.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in our Management’s Analysis.

Since December 1985, we have experienced an inflow of salt saturated brine into one of our potash mines at Esterhazy. In late 2006, we identified a new salt saturated brine inflow located approximately 7,500 feet from our existing brine inflow management area in a mined out area at Esterhazy. Initial data suggested that the new inflow was at the rate of 20,000 to 25,000 gallons per minute, which was significantly greater than the highest inflow rates that we had successfully managed in the past (approximately 10,000 to 15,000 gallons per minute). Following the initiation of grouting efforts, we estimate that the brine inflow has declined to approximately 4,000 gallons per minute, and we are pumping brine out of the Esterhazy mine at a rate in excess of 7,000 gallons per minute. As a result of these brine inflows, we have incurred expenditures, certain of which have been capitalized while others have been charged to expense, to control the inflow.

Since the initial discovery of the inflow, we have been able to meet all sales obligations from production at the mine. We have considered alternatives to the operational methods employed at Esterhazy. However, the procedures we utilize to control the water inflow have proven successful to date, and we currently intend to continue conventional shaft mining. Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause us to change our mining process or abandon the mine. While shaft mining, in general, can pose safety risks to employees, it is our opinion and that of our independent advisors that the brine inflow at Esterhazy does not create an unacceptable or unmanageable risk to employees. The current operating approach and related risks are reviewed on a regular basis.

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

Our potash mineral rights in the United States consist of the following:

	Carlsbad	Hersey (a)	Total
Acres under control
Owned in fee	-	581	581
Long-term leases	65,595	1,799	67,394

Total under control	65,595	2,380	67,975

(a)	Potash operations at our Hersey facility will be discontinued in the first half of fiscal 2008. The Hersey facility will continue to mine, process and sell salt.

The Carlsbad ore reserves are of two types: (1) sylvinite, a mixture of potassium chloride and sodium chloride that is the same as the ore mined in Saskatchewan, and (2) langbeinite, a double sulfate of potassium and magnesium. These two types of potash reserves occur in a predominantly rock salt formation known as the Salado Formation. The McNutt Member of this formation consists of eleven units of economic importance, of which we currently mine three. The McNutt Member’s evaporite deposits are interlayered with anhydrite, polyhalite, potassium salts, clay, and minor amounts of sandstone and siltstone.

Continuous underground mining methods are utilized to extract the ore. Drum type mining machines are used to cut the sylvinite and langbeinite ores from the face. Mined ore is then loaded onto conveyors, transported to storage areas, and then hoisted to the surface for further processing at our refinery.

Two types of potash are produced at the Carlsbad refinery. MOP is the primary source of potassium for the crop nutrient industry. Double sulfate of potash magnesia is the second type of potash, which we market under our brand name K-Mag ® , and contains sulfur, potassium and magnesium, with low levels of chloride.

At the Carlsbad facility, we mine and refine potash from 65,595 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 104 million tonnes of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 5.9 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 17.9 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 12 years and 20 years, respectively.

At Hersey, Michigan, we operate a solution mining facility which produces salt and potash. Our Hersey facility will discontinue potash operations in the first half of fiscal 2008 but will continue to mine, process and sell salt.

The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in our Management’s Analysis.

Royalties for the U.S. operations, which are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases, amounted to approximately $6.4 million for fiscal 2007.

Reserves

Our estimates below of our potash reserves and non-reserve potash mineralization are based on exploration drill hole data, seismic data and actual mining results over more than 35 years. Proven reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within a half-mile radius or distance from an existing sampled mine entry or exploration core hole. Probable reserves are estimated by identifying material in place within a one mile radius from an existing sampled mine entry or exploration core hole. Historical extraction ratios from the many years of mining results are then applied to both types of material to estimate the proven and probable reserves. We believe that all reserves and non-reserve potash mineralization reported below are potentially recoverable using existing production shaft and refinery locations.

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2007 for each of our mines is as follows:

(tonnes in millions)	Reserves (a)(b)		Potash Mineralization (a)(c)
Facility	Millions of Recoverable Tonnes	Average Grade (% K2O)	Millions of Potentially Recoverable Tonnes
Canada
Belle Plaine	691.6	18.0	1,905.2
Colonsay	272.3	26.4	172.9
Esterhazy	587.0	24.5	386.3

sub-totals	1,550.9	21.9	2,464.4
United States
Carlsbad	104.3	9.2	-
Hersey (d)	0.1	26.7	-

sub-totals	104.4	9.2	-

Totals	1,655.3	21.1	2,464.4

(a)

There has been no third party review of reserve estimates within the last three years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes both proven and probable reserves.
(c)

The non-reserve potash mineralization reported in the table in some cases extends to the boundaries of the mineral rights we own or lease. Such boundaries are up to 16 miles from the closest existing sampled mine entry or exploration core hole. Based on available geologic data, the non-reserve potash mineralization represents potash that we expect to mine in the future, but it may not meet all of the technical requirements for categorization as proven or probable reserves under Industry Guide 7.

(d)	Potash operations at our Hersey facility will be discontinued in the first half of fiscal 2008. The Hersey facility will continue to mine, process and sell salt.

As discussed more fully above, we either own the reserves and mineralization shown above or lease them pursuant to mineral leases that generally remain in effect or are renewable at our option, or are long-term leases. Accordingly, we expect to be able to mine all reported reserves that are leased prior to termination or expiration of the existing leases.

Natural Gas

Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation and storage of natural gas amounted to approximately 14% of our Potash segment’s production costs for fiscal 2007. Our two solution mines accounted for approximately 77% of our Potash segment’s total natural gas requirements for potash production. We purchase a portion of our natural gas requirements through fixed price physical contracts and use swap contracts and options to fix the price of an additional portion of future purchases. The remainder of our requirements is purchased either on the domestic spot market or under short-term contracts.

Offshore Segment

Our Offshore segment produces and markets fertilizer products and provides other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in South America and the Asia-Pacific regions.

Our Offshore segment has production and blending facilities, port facilities and distribution operations in several countries throughout the world and includes our strategic ownership interests in production facilities in Brazil. It serves as a market for the products of our Phosphates and Potash segments as well as its own products, and purchases and markets products from other suppliers worldwide. Our Offshore segment’s production facilities include plants that produce single superphosphate (“SSP”) and granulated single superphosphate (“GSSP”) fertilizer by mixing sulfuric acid with phosphate rock, bulk blending facilities, NPK plants and animal feed products. A bulk blending plant combines several fertilizer products of different analysis to make a mixture. An “NPK” plant combines varying amounts of nitrogen, phosphorous and potassium into a single granule.

The following chart shows the respective contributions to fiscal 2007 net sales and gross margin of our Offshore segment by country:

In addition, our equity in net earnings of nonconsolidated companies in Brazil for fiscal 2007 was $14.4 million.

The following maps show the locations of our Offshore segment operations in South America and Asia:

Brazil Operations

Including our strategic investments, we are one of the largest producers and distributors of blended fertilizers for agricultural use in Brazil. Our fertilizer operations, together with our strategic investments in other Brazilian fertilizer companies, allow us to be vertically integrated and give us a significant presence in the Brazilian fertilizer market.

We own and operate eight bulk blending plants in Brazil and SSP plants at Paranagua and Cubatao. The Cubatao plant also produces animal feed ingredients. We also have a 62.1% ownership interest in Fospar, S.A., (“Fospar”). Fospar owns and operates a SSP granulation plant and a deep-water fertilizer port and throughput warehouse terminal facility in Paranagua. Together these plants annually distribute approximately 2.5 million tonnes of fertilizer in Brazil. We also have an import terminal that handles approximately 2.2 million tonnes of imported fertilizers.

We have a 19.9% direct and indirect interest in Fosfertil, a Brazilian publicly traded company. Fosfertil owns 100% of Ultrafertil, S.A. Fosfertil is the largest phosphate-based fertilizer manufacturer in Brazil, operating a phosphate rock mine and a phosphate processing facility. Ultrafertil is a significant nitrogen company in Brazil that operates two nitrogen plants, a modern port facility at Santos, a phosphate rock mine and two smaller phosphate processing facilities. In addition to our ownership interest in these entities, we have an offtake agreement to purchase phosphate rock, finished nitrogen and phosphate products totaling approximately 539,000 tonnes annually from Fosfertil and Ultrafertil for use in our Brazilian bulk-blending operations. Refer to “Fosfertil Merger Proceedings” in Note 25 of our Consolidated Financial Statements with respect to a proposed merger involving our interest in Fosfertil and certain legal proceedings that we have brought in connection with the proposed merger.

Other Latin American Operations

In Argentina, we supply products and services to wholesale, retail and large farmer customers. In fiscal 2007, we distributed approximately 289,000 tonnes of nitrogen, phosphate and blended fertilizers in Argentina. Our Quebracho facility provides logistic services to third parties and provided throughput services for approximately

220,000 tonnes in fiscal 2007. In fiscal 2007, we opened a GSSP facility at Quebracho with a capacity up to 240,000 tonnes per year. In addition, we provide agency services in Argentina for our Phosphates segment for sales to other importers.

In Chile, we distribute bulk blended and straight fertilizer products primarily to retail dealers. In fiscal 2007, we distributed approximately 205,000 tonnes of fertilizer products.

We also operate a blending plant in Mexico.

Asia-Pacific Operations

In China, we have a 35% interest in a 600,000 tonne per year capacity DAP production plant, a 60% interest in a 170,000 tonne per year capacity NPK plant and we own two 200,000 tonne per year capacity bulk blending plants.

In India, we have distribution facilities and a deep-water port facility to import fertilizer. We also serve as a marketing agent for our Phosphates segment and are a wholesale distributor of DAP in India. In fiscal 2007, we marketed approximately 1.8 million tonnes of phosphate fertilizer products in the Indian market. The Indian government puts a uniform cap on the price of DAP. This price is below imported and domestic production costs. The difference is made up to importers and local fabricators in the form of a subsidy from the government. The subsidy is determined by the government quarterly, but may not be announced until well after the specific sale has occurred.

In Thailand, we distribute fertilizer and have a 240,000 tonne per year capacity bulk blending facility. In fiscal 2007, we sold approximately 150,000 tonnes of blends and distributed another 97,000 tonnes of straight fertilizers in Thailand.

We also maintain sales offices in Australia and Hong Kong.

Nitrogen Segment

Our Nitrogen segment consists of our equity investment in Saskferco and our nitrogen sales and distribution activities. The sales and distribution activities include marketing activities for Saskferco and the sale of nitrogen products purchased from unrelated parties. We are the exclusive marketing agent for nitrogen products produced by Saskferco. Saskferco is a world-scale and energy-efficient Saskatchewan-based nitrogen producer in which we have a 50% equity ownership.

Principal Products

Saskferco’s principal products include:

Anhydrous Ammonia. Anhydrous ammonia is a high analysis nitrogen product that is used both as a direct application fertilizer mostly in North America as well as the building block for most other nitrogen products, such as urea.

Urea and Feed Grade Urea. Solid urea is the most widely used nitrogen product in the world. Granular urea often is physically mixed with phosphate and potash products to make blends that meet specific soil and crop requirements. Saskferco also produces a feed grade urea marketed under the MicroGran™ brand.

Urea Ammonium Nitrate (“UAN”) Solution. UAN solution is the most widely used liquid fertilizer worldwide. The distribution of UAN solution requires specialized infrastructure and equipment for the storage, transportation and application of liquid product.

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

SALES AND DISTRIBUTION ACTIVITIES

United States and Canada

We have a United States and Canada sales and marketing team that serves our Phosphates, Potash and Nitrogen business segments and also sells products purchased from unrelated third parties. We sell to wholesalers, cooperatives, independent retailers and national accounts.

Customer service and the ability to minimize shipping costs are key competitive factors in the crop nutrient and animal feed ingredients businesses. In addition to our production facilities, to service the needs of our customers we own, lease or have contractual throughput or other arrangements at strategically located distribution facilities along or near the Mississippi and Ohio Rivers as well as in other key geographic regions of the United States and Canada. We believe we have one of the largest and most strategically located distribution systems for crop nutrients in the United States and Canada. From these facilities, we market phosphate, potash and nitrogen fertilizers to customers who in turn resell the product to farmers in the United States and Canada.

International

Internationally, we market our Phosphates segment’s products through the Phosphate Chemicals Export Association, Inc. (“PhosChem”). PhosChem is an export association of United States phosphate producers. We also market our Phosphates segment’s products through our Offshore segment. During fiscal 2007, approximately 80% of our export sales of phosphate crop nutrients were through PhosChem. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 79% of total U.S. exports of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, China, Australia and Japan. During fiscal 2007, PhosChem’s concentrated phosphates exports to Asia were 51% of total shipments by volume, with India representing 22% and China representing 14% of export shipments.

Our Saskatchewan potash products are sold through Canpotex Limited (“Canpotex”). Canpotex is an export association of Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity. We currently supply approximately 35% of Canpotex’s requirements. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Offshore segment. The largest amount of international potash sales are to China, Japan, Korea, Taiwan, Southeast Asia, Australia, Europe and Latin America.

Our Offshore segment also purchases phosphates, potash and nitrogen products from, or markets these products for, unrelated third parties. To service the needs of customers, we own and operate a network of warehouse distribution facilities strategically located in key geographic areas throughout several countries. During fiscal 2007, our Offshore segment accounted for approximately 13% of our sales of phosphate crop nutrients produced in North America and 2% of our sales of potash crop nutrients produced in North America.

Other Products

With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphates segment supplies animal feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. Our Potash segment’s sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, we sell potash for de-icing and as a water softener regenerant.

COMPETITION

Because fertilizers are global commodities available from numerous sources, fertilizer companies compete primarily on the basis of delivered price. Other competitive factors include product quality, procurement of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over U.S. companies. Additionally, foreign competitors are frequently motivated by non-market factors such as the need for hard currency.

We have an “on the ground” presence in many key agricultural markets outside of North America, including the growth markets of Latin America and Asia. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale and transportation and storage efficiencies and obtain accurate market intelligence.

Unlike many of our competitors, we have a distribution system to move phosphate-, potash- and nitrogen-based fertilizers and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including port terminals, warehouses, and blending plants in eleven countries including Brazil, Argentina, Chile, China, India and Thailand. Our global presence allows us to efficiently serve customers in approximately 45 countries.

Phosphates Segment

Our Phosphates segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price and, to a lesser extent, product quality, service and innovation, such as our Microessentials™ product. Major integrated producers of feed phosphates and feed grade potassium are located in the United States, Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market.

We believe that we are a low cost producer of phosphate-based crop nutrients and animal feed ingredients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key raw materials, phosphate rock, to our phosphate production facilities. In addition, we produce ammonia at our Faustina concentrates plant. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key raw material.

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

We are subject to many environmental laws and regulations in Florida and Louisiana that are often more stringent than those to which producers in other countries are subject.

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that we are a low cost producer of potash-based crop nutrients, due in part to our scale and our strategic network of production and distribution facilities.

Offshore Segment

Our Offshore segment generally operates in highly competitive business environments in each of its markets, competing with local businesses and with products that are available from many other sources. We believe that our Offshore segment’s vertical integration with our own production businesses, as well as our focus on product innovation and customer solutions position us with an advantage over many of our competitors. In addition, our relationships with Cargill’s agricultural operations provide us with additional sales opportunities. We have a strong brand in several of the countries in which we operate, both through the license we have to use Cargill’s brand, as well as the Mosaic brand which we are building. In addition to having access to our own production, we have the capability to supply all three types of crop nutrients to our dealer/farmer customer base. Our presence in Latin America and Asia allows us to capitalize on the growth in nutrient demand in these large and growing international regions.

Nitrogen Segment

Nitrogen is a global commodity with production throughout the world. Approximately half of the urea and ammonia used in the United States annually is imported from multiple offshore sources. Natural gas is the primary raw material used in nitrogen production and may represent as much as 90% of the cost of a tonne of nitrogen-based fertilizer. With high North American natural gas costs, many offshore producers have a nitrogen production cost advantage and have used this to increase capacity and sales into key regions like North America. Saskferco is able to secure Canadian natural gas, which has historically traded at a discount compared to United States prices. Additionally, Saskferco has one of the most modern and efficient plants in North America. Saskferco’s products are marketed within close proximity of its plant which is geographically removed from imports. As a result, Saskferco’s cost of delivering product to customers is lower than that of offshore competitors and helps offset the natural gas cost differential.

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by crop failure, changes in agricultural production practices, worldwide economic conditions including the recent surge in demand for biofuels, government policies and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the Spring and Fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. For example, in fiscal 2006, we experienced a more pronounced level of seasonality in our business than in prior years. We believe that the more pronounced level of seasonality was due to high natural gas and raw material prices that increased the selling price of our products, which led our customers to delay purchases, and a lessening of our international sales that we believe was to a significant degree due to an increasing Chinese self-sufficiency in phosphate fertilizers as well as ongoing weak farm economics in Brazil. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

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

Our foreign operations are subject to risks from changes in foreign currencies. The costs of our Canadian operations are principally denominated in the Canadian dollar while its sales are principally denominated in the U.S. dollar. As a result, significant changes in the exchange rate of these two currencies can have a significant effect on our business and results of operations. We have included additional detail under “Market Risk” in our Management’s Analysis.

OTHER MATTERS

Enterprise Resource Planning System

We implemented our new ERP system across our North American operations on October 2, 2006. The new ERP system includes implementation of business processes that we expect to improve our ability to manage our business, to increase our efficiencies and reduce our overall costs. We depend on the new system for a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters. The implementation of the ERP system was also part of our remediation plan related to our prior material weaknesses in our internal control over financial reporting as of May 31, 2006 that we reported in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. A discussion of these remediation efforts is included in “Management’s Report on Internal Control Over Financial Reporting—Remediation of Material Weaknesses” in our annual report to stockholders. This information is incorporated by reference in Part II, Item 9A, “Controls and Procedures” in this report. The cost of implementing our ERP system has had an effect on our selling, general and administrative expenses. In our post-implementation phase, we are continuing to stabilize our ERP system. The cost of stabilizing our ERP system is continuing to have an effect on our selling, general and administrative expenses. Implementation and transitional issues with the new ERP system have also affected some of our business and financial reporting processes. We have included a further discussion of these effects in Part I, Item 1A, “Risk Factors,” our Management’s Analysis and Note 14 of our Consolidated Financial Statements.

Employees

We had approximately 7,100 employees as of May 31, 2007, consisting of approximately 2,800 salaried and 4,300 hourly employees.

Labor Relations

As of May 31, 2007:

•

We had eleven collective bargaining agreements with unions covering approximately 94% of our hourly employees in North America. Of these employees, approximately 27% are covered under collective bargaining agreements scheduled to expire in fiscal 2008.

•

Agreements with nine unions covered all employees in Brazil, representing 59% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

•	We also had collective bargaining agreements with unions covering employees in several other countries.

Failure to renew any of our union agreements could result in a strike or labor stoppage that could materially adversely affect our operations. However, we have not experienced a significant work stoppage in many years and consider our labor relations to be good.

Financial Information about our Business Segments and Operations by Geographic Areas

We have included financial information about our business segments and our operations by geographic area in Note 28 of our Consolidated Financial Statements.

Information Available on our Website

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder are made available free of charge on our website, (www.mosaicco.com), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not being incorporated in this report.

Basis of Information in our Financial Statements and this Report

Under generally accepted accounting principles, our financial statements that are included in this report and information that was derived from the audited financial statements generally include the combined operations of the businesses acquired from Cargill Crop Nutrition and IMC beginning October 23, 2004, but for periods prior to October 23, 2004 include only the businesses acquired from Cargill Crop Nutrition and exclude the businesses acquired from IMC. In contrast, the operating and statistical measures in Part I, Item 1, of this report generally reflect operations of the combined businesses on a proforma basis for the entire periods presented. These operating and statistical measures include information primarily related to unit volumes for production, sales and raw materials purchases.

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 30, 2007 is set forth below. Each of our executive officers has served in the positions listed in the table below since the Combination, except as expressly indicated below:

Name	Age	Position
Norman B. Beug	55	Senior Vice President—Potash Operations
Anthony T. Brausen	48	Vice President— Finance and Chief Accounting Officer
Richard L. Mack	39	Senior Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	50	Senior Vice President—Commercial
Steven L. Pinney	53	Senior Vice President—Phosphates Operations
James T. Prokopanko	54	Chief Executive Officer, President and Director
Cindy C. Redding	48	Vice President—Human Resources
Lawrence W. Stranghoener	53	Executive Vice President and Chief Financial Officer
Linda Thrasher	41	Vice President—Public Affairs

Norman B. Beug. Mr. Beug was elected as Senior Vice President – Potash Operations in October 2006. Prior to the Combination, Mr. Beug was the Vice President and General Manager of IMC’s Potash Business Segment from February 2003 through October 2004. In addition, Mr. Beug became Vice President - Potash Operations of Mosaic in June 2004. Mr. Beug joined a predecessor of IMC in 1977. Mr. Beug’s prior service for IMC and its predecessor companies included a variety of supervisory and management positions in the potash business.

Anthony T. Brausen. Mr. Brausen became Vice President – Finance and Chief Accounting Officer of Mosaic in April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company since March 2000.

Richard L. Mack. Prior to the Combination, Mr. Mack served as an attorney in Cargill’s worldwide law department since 1994, serving most recently as a Senior Attorney since 2000. In addition, prior to October 21, 2004, the day before the Combination, Mr. Mack was Senior Vice President and General Counsel of Mosaic from June 14, 2004. Upon joining Cargill in 1994, Mr. Mack’s responsibilities included working with Cargill’s worldwide crop nutrition businesses and several additional business segments and shared service organizations within Cargill.

Richard N. McLellan. Mr. McLellan was elected as Senior Vice President – Commercial in April 2007. Previously, he had served us as our Vice President– North American Sales since December 2005 and as Country Manager for our (and, prior to the Combination, Cargill’s) Brazilian fertilizer business since November, 2002. Mr. McLellan joined Cargill in 1989 and held various roles in its Canadian and U.S. operations, including grain, retail and wholesale fertilizer distribution.

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

James T. Prokopanko. Mr. Prokopanko became our President and Chief Executive Officer on January 1, 2007. Until joining us as Executive Vice President and Chief Operating Officer on July 31, 2006, Mr. Prokopanko was a Corporate Vice President of Cargill since 2004. He was Cargill’s Corporate Vice President with executive responsibility for procurement from 2002 to 2006 and a platform leader responsible for Cargill’s Ag Producer Services Platform from 1999 to July 2006. After joining Cargill in 1978, Mr. Prokopanko served in a wide range of leadership positions, including being named Vice President of North American crop inputs business in 1995. During his Cargill career, Mr. Prokopanko was engaged in retail agriculture businesses in the United States,

Canada, Brazil, Argentina and the United Kingdom. Mr. Prokopanko resigned from all of his current positions with Cargill and its subsidiaries (other than Mosaic) in connection with his election as Executive Vice President and Chief Operating Officer of Mosaic. Mr. Prokopanko has served as a director of Mosaic since October 2004 and served as a member of the Corporate Governance and Nominating Committee and the Environmental, Health and Safety Committee of the Company’s Board of Directors since his election to the Board through July 31, 2006.

Cindy C. Redding. Ms. Redding was elected as Vice President—Human Resources effective July 30, 2007. She was previously Vice President—Human Resources of MDU Resources Group, Inc., a provider of value-added natural resource products and related services for energy and transportation infrastructure, since July 2003, and its Director of Human Resources from December 2002 to July 2003. Before that, Ms. Redding served from July 1998 until December 2002 in the positions of Director, Human Resources, Molded Plastics Division, as Corporate Benefits Planning & Delivery Manager, and as Manager, Strategic Staffing Services, for Sonoco Products Company, a global packaging company.

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

Linda Thrasher. Prior to the Combination, Ms. Thrasher was the Director of Public Policy for Cargill’s Washington, D.C. office since joining Cargill in 1994. In addition, Ms. Thrasher became Vice President—Public Affairs of Mosaic on June 14, 2004. Ms. Thrasher handled extensive legislative and regulatory issues for Cargill’s fertilizer, salt and steel businesses and spent significant time working on environmental and trade issues.

Pursuant to the Investor Rights Agreement dated as of January 26, 2004, as amended, between Cargill and Mosaic, during the four year period that commenced on the October 22, 2004 effective date of the Combination, Cargill and Mosaic have agreed to, among other things, take (and cause to be taken, including, without limitation, in the case of Cargill, to the extent permitted by applicable law, causing its representatives or designees on the Board of Directors to take) all commercially reasonable actions and agree to exercise all authority under applicable law to cause such individual as designated by Cargill for such purpose to be elected as our Chief Executive Officer and President. Pursuant to such provisions, Mr. Prokopanko has been elected as our Chief Executive Officer and President.

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

Our operating results are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption), quantities of crop nutrients imported to and exported from North America and current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets. U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

International market conditions, which are also outside of our control, may also significantly influence our operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

Among the important policies that can significantly impact our business is the Indian government’s subsidy program for diammonium phosphate fertilizer (“DAP”). Under its current program, the Indian government places a uniform cap on the selling price of DAP to our Offshore segment’s customers that is below imported and domestic production costs. The Indian government then makes subsidy payments to us. Because the Indian government does not make its final determination of the amount of the subsidy until after the sale and initial estimated subsidy payments have been made, we estimate our profitability on sales of DAP by our Offshore segment in India at the time of sale based on most recent market prices for DAP. We may be required to refund estimated subsidy payments that we have received if the Indian government’s final determination of the subsidy is less than the initial subsidies that we have received.

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

Due to reduced market demand, depressed agricultural economic conditions and other factors, we and our predecessors have at various times suspended or reduced production at some of our facilities. The extent to which we utilize available capacity at our facilities will cause fluctuations in our results of operations, as we will incur costs for any temporary or permanent shutdowns of our facilities and lower sales tends to lead to higher fixed costs as a percentage of sales.

Our crop nutrient business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital, and our inability to predict future seasonal crop nutrient demand accurately may result in excess inventory or product shortages.

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

If seasonal demand exceeds our projections, we will not have enough product and our customers may acquire products from our competitors, which would negatively impact our profitability. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. For example, in fiscal 2006, we experienced a more pronounced level of seasonality in our business than in prior years. We believe that the more pronounced level of seasonality was due to:

•	high natural gas and raw material prices that increased the selling price of our products which led our domestic customers to delay purchases; and

•

some lessening in our international sales that has historically reduced to some extent the effects on us of the seasonality of North American agriculture. We believe that the lessening of international sales was, to a significant degree, due to China’s increasing self-sufficiency in phosphate fertilizers as well as ongoing weak farm economic conditions in Brazil.

Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. Changes in the price of our raw materials could have a material impact on our businesses.

Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of DAP and monoammonium phosphate (“MAP”). Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because our products are commodity-like, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material impact on our business.

In the event of a disruption to existing transportation or terminaling facilities for raw materials, alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities.

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

We are subject to risks associated with our international sales and operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in foreign countries.

For the fiscal year ended May 31, 2007, we derived approximately 67% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

•	nationalization of properties by foreign governments;

•	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements;

•	the imposition of tariffs, exchange controls, trade barriers or other restrictions; and

•	currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real, the Canadian dollar and the Argentine peso.

The occurrence of any of the above in the markets in which we operate or in other developing markets could jeopardize or limit our ability to transact business in those markets and could adversely affect our revenues and operating results and the value of our assets located outside of the United States.

Our international assets are located in countries with volatile conditions, which could subject us and our assets to significant risks.

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, Argentina, Chile, China and India are a fundamental part of our business. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past, and may, in the future, adversely affect our operations, particularly our Phosphates business, and result in increased costs, decreased production and potential liabilities.

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. We experienced minor physical damage to our facilities in Florida and Louisiana from the hurricanes in 2004 and 2005. In addition, we paid a civil fine of $0.3 million resulting from a release during Hurricane Frances of phosphoric acid process wastewater at our Riverview, Florida facility. We are involved in a class action lawsuit arising out of the release and governmental agencies have asserted claims for natural resource damages. More significantly, water treatment costs, particularly at our Florida operations, due to high water balances tend to increase significantly following excess rainfall from hurricanes and other adverse weather. Some of our Florida facilities continue to have high water levels that may, from time to time, require treatment. The high water balances at phosphate facilities in Florida have also led the Florida Department of Environmental Protection to adopt new rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum management systems. We are assessing the impact of the new rules; however, compliance with the rules could require us to take additional measures to manage process water, and such measures could potentially have a material effect on our business and financial condition. If additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water and these measures could potentially have a material effect on our business and financial condition.

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

In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet/income statement criteria, referred to as the financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the future, there can be no assurance that we will be able to pass the applicable tests of financial strength, negotiate consent decrees, establish escrow accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost. It is possible that we will not be able to comply with such regulations in the future or that the costs of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.

Currently, because of a change in our corporate structure resulting from the business combination between IMC Global Inc. and Cargill Crop Nutrition, we do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality, we requested an exemption from its financial assurance requirements seeking an alternate financial responsibility test with revised tangible net worth and U.S. asset requirements. Our request for an exemption was initially denied in May 2006. We continue to pursue discussions on the subject with the Louisiana Department of Environmental Quality. There can be no assurance that the Louisiana Department of Environmental Quality will grant the exemption or that we will be able to meet its terms. If we do not receive an exemption, we may be required to enter into a consent order with the agency or may need to provide credit support, such as surety bonds or letters of credit, to fulfill our financial responsibility obligations in Louisiana.

Some of our competitors have greater resources than we do which may place us at a competitive disadvantage and adversely affect our sales and profitability. These competitors include state-owned and government-subsidized entities in other countries.

We compete with a number of producers in North America and throughout the world, including state-owned and government-subsidized entities. Some of these entities are less highly leveraged than we are, may have greater total resources than we do, may have investment grade bond ratings, and may be less dependent on earnings from crop nutrients sales than we are. In addition, some of these entities may have access to lower cost or government-subsidized natural gas supplies, placing us at a competitive disadvantage. Furthermore, governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. To the extent other producers of crop nutrients enjoy competitive advantages or are willing to accept lower profit levels, the price of our products, our sales volumes and our profits may be adversely affected.

The environmental regulations to which we are subject, as well as our potential environmental liabilities, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental, health and safety laws and regulations in the U.S., Canada, China, Brazil and other international jurisdictions where we operate, including laws and regulations relating to land reclamation, discharges to air and water and remediation of hazardous substance releases. For example, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Similarly, regulations related to the satisfaction of various U.S. financial assurance requirements for mining companies are the subject of significant discussion at the federal and state levels, including Florida and Louisiana. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third party facilities or offsite disposal locations. In addition, we are subject to liabilities for past operations at current facilities and in some cases to liabilities for past operations by us, our predecessor companies and subsidiaries that our predecessors have sold at facilities that we and our subsidiaries no longer own or operate. Liabilities under these and other environmental health and safety laws involve inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. In addition, laws similar to those in the United States may be applicable in international jurisdictions where we operate. In some international jurisdictions, environmental laws change frequently and it may be difficult for us to determine if we are in compliance with all material environmental laws at any given time. Failure to meet available financial tests to satisfy financial assurance requirements could result in the need for us to provide financial support through other approved mechanisms, such as letters of credit, surety bonds or cash escrows, which we may not be able to obtain, or could result in the necessity of entering into a consent agreement with applicable regulatory agencies. As a result of liabilities under and violations of environmental laws and related uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income, third-party claims for property damage or personal injury or remedial or other costs which would negatively impact our financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting for our fiscal year ended May 31, 2007. The material weakness in internal control over financial reporting could result in a material error in our financial statements or could result in our inability to file our reports under the Securities Exchange Act of 1934 within the filing period specified in the SEC’s rules and forms.

We have identified a material weakness in our internal control over financial reporting. The material weakness is that we have ineffective controls over our accounting for income taxes.

The material weakness in our internal control over financial reporting could result in a material error in our financial statements or in our inability to file our reports under the Securities Exchange Act of 1934 within the filing period specified in the SEC’s rules and forms. A more detailed description of this material weakness is incorporated by reference in this report in Part II, Item 9A, “Controls and Procedures.”

We have implemented a new enterprise resource planning system. across our North American operations Short term implementation and transitional issues with our new enterprise resource planning system have affected and continue to affect various matters, including filings with the SEC, our selling, general and administrative expenses and our realization of the increased efficiencies we expect to realize from the new system. We may also identify in the future additional issues arising out of the implementation of our new enterprise resource planning system.

We are stabilizing a new enterprise resource planning system, or ERP system, which went “live” on October 2, 2006. The new system includes implementation of business processes that we expect to improve our ability to manage our business, to increase our efficiencies and to reduce our overall costs. We depend on the new system for a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, logistics, and internal and external financial and management reporting matters. The implementation of the ERP system was also part of our remediation plan related to prior material weaknesses in our internal control over financial reporting as of May 31, 2006 that we reported in Part II, Item 9A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. A discussion of our remediation efforts is included under “Remediation of Previously Reported Material Weaknesses” in our annual report to stockholders. This information is incorporated by reference in Part II, Item 9A, “Controls and Procedures” in this report. As a result of challenges and transitional issues associated with implementation of our new ERP system:

•

We were unable to file this report within the prescribed 60-day filing period because of implementation and transitional issues associated with the ERP system along with a delay in the preparation of the Company’s provision for income taxes and related disclosures in this report. We were unable to file our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2006 within the prescribed 40-day filing period because of the implementation of the ERP system, which necessitated additional time to accurately complete our quarterly financial consolidation process and to prepare the related information required to be included in it. Until the ERP system has been effectively stabilized there can be no assurance that similar delays in filing reports required under the Securities Exchange Act of 1934 will not occur in the future.

•

We do not expect to be able to produce certain condensed consolidating financial information required to file a registration statement with the SEC relating to the new senior notes we issued in our December 2006 refinancing until at least early calendar 2008. As a result, we expect to incur additional interest expense with respect to the new senior notes until we are able to file such a registration statement. We have included a discussion of our obligations to file a registration statement relating to the new senior notes and the costs of delaying the filing of a registration statement in Note 14 of our Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

•	We will not fully realize the benefits of the improved business processes that we expect from the ERP system until the system is fully stabilized.

We have incurred additional selling, general and administrative expenses in implementing and stabilizing the ERP system. Until the ERP system is fully stabilized, we expect to continue to incur additional selling, general and administrative expenses to stabilize the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of May 31, 2007, the outstanding principal amount of our indebtedness was $2.4 billion. Our level of indebtedness could have important consequences. For example, it could:

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

•	make it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	place us at a disadvantage to our competitors that have less debt;

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

We hold several minority ownership interests in fertilizer manufacturing or distribution companies that are not controlled by us. As these companies are significant to us, their results of operations materially affect our equity earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute significantly less than anticipated to our equity earnings and cash flow, negatively impacting our results of operations and liquidity.

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

We engage in mining and industrial activities that can result in serious accidents. Mining, in particular, can be a dangerous activity. If our safety procedures are not effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. For example:

•

Our Esterhazy mine has had an inflow of brine for more than 20 years, and in late 2006 into early 2007 experienced a significant additional inflow in a mined out area near the original inflows. The Esterhazy mine is not insured against the risk of floods and water inflows and the costs to control the brine inflows could increase in future years. The brine inflows, risk to employees or remediation costs could also cause us to change our mining process or abandon this mine, which in turn could significantly negatively impact our results of operations, liquidity or capital resources.

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

In late 2006, we identified a new salt saturated brine inflow located approximately 7,500 feet from our existing brine inflow management area in a mined out area at our Esterhazy, Saskatchewan potash mine. Initial data suggested that the new inflow was at the rate of 20,000 to 25,000 gallons per minute, which was significantly greater than highest inflow rates that we had successfully managed (approximately 10,000 to 15,000 gallons per minute) at the Esterhazy mine since 1985. Without abatement, and assuming our initial estimates to be accurate, we estimated that we had storage capacity to handle the new brine inflow for several months before adversely affecting production at the Esterhazy mine. Following the initiation of our grouting efforts, we estimate that the brine inflow has declined to approximately 4,000 gallons per minute, and we are pumping brine out of the Esterhazy mine at a rate in excess of 7,000 gallons per minute. See “Potash Net Sales and Gross Margin” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference to Part II, Item 7 of this report, for a discussion of costs and other information relating to the new brine inflow. Inflow rate measurements reflect an estimate as of a particular point in time, and depending on when tests are conducted, rates can fluctuate up or down. There can be no assurance that:

•	the pumping, grouting and other measures that we use to mitigate the inflows at the Esterhazy mine will continue to be successful in mitigating the inflows;

•	our estimates of the volumes of the brine inflow or storage capacity for brine at the Esterhazy mine are accurate;

•

the volumes of the brine inflows will not fluctuate from time to time, the rate of the brine inflows will not be greater than our current assumptions and that any such fluctuations or increases could be material; or

•	the expenditures to control the inflows will be consistent with our current estimates.

It is possible that the costs of remedial efforts at Esterhazy may further increase beyond our current estimates in the future and that such an increase could be material, or, in the extreme scenario, that the water inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mine.

Due to the ongoing brine inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Our mine at Colonsay, Saskatchewan, is also subject to the risks of inflow of water as a result of our shaft mining operations.

•	We experienced a fire at our Esterhazy mine in 2006. If our emergency procedures had not been successful, we might have had significant injuries or deaths. Mine operations were halted while we investigated the origin of the fire.

On January 29, 2006, we experienced a fire at our Esterhazy mine. At the time of the fire, there were 72 mine workers underground. These mine workers were safely evacuated on January 30, 2006. Moreover, we halted operations at our Esterhazy mine during our investigation of the origin of the fire for over a week. Any failure of our safety procedures in the future could result in serious injuries or death, or lengthier shutdowns, which could result in significant liabilities and/or impact on the financial performance of our Potash business, including a possible material adverse effect on our results of operations, liquidity or financial condition. Any fire at our shaft mines at Colonsay, Saskatchewan and Carlsbad, New Mexico, could have a similar effect on us.

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

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement , may limit our existing or future operations and growth, or the operations of Canpotex Limited and the Phosphate Chemicals Export Association, Inc., which serve as export associations for our Potash and Phosphates businesses, respectively.

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

Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas, ammonia and sulfur consumed in operations, freight and shipping costs, interest rates and foreign currency exchange rates. We periodically enter into derivatives to mitigate these risks. However, our derivatives strategy may not be successful in minimizing our exposure to these fluctuations. See “Market Risk” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of our Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Cargill’s status as a significant stockholder and its representation on our Board of Directors may create conflicts of interest with our other stockholders and could cause us to take actions that our other stockholders do not support.

As of May 31, 2007, Cargill owned 64.8% of the outstanding shares of our common stock. In addition, seven Cargill nominees are members of our twelve-member Board of Directors. Accordingly, Cargill effectively controls our strategic direction and significant corporate transactions, and its interests in these matters may conflict with the interests of other stockholders of Mosaic. As a result, Cargill could cause us to take actions that our other stockholders do not support.

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

Our stockholders may be adversely affected by the expiration of the lockup and standstill restrictions in our Investor Rights Agreement with Cargill, which would enable Cargill to, among other things, transfer all or a significant percentage of its interest in our common stock to a third party, increase its ownership percentage of our common stock above 64.8% or seek additional representation on our Board of Directors, any of which could have an impact on the price of our common stock.

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

Until the end of the standstill period, the Investor Rights Agreement also requires that Cargill vote its shares of Mosaic common stock for the slate of director nominees recommended by the Mosaic Board of Directors, and that Cargill cause its nominees on the Mosaic Board of Directors to recommend the four directors designated by IMC or the successors designated by the IMC-designated directors. After the standstill period, Cargill will be free to seek to increase its representation on the Mosaic Board of Directors above seven members. This action could further increase Cargill’s control over Mosaic and deter or delay an acquisition of Mosaic thereby having a negative impact on the price of our common stock.

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

We extend trade credit to our customers and guarantee the financing that some of our customers use to purchase our products. Our results of operations may be adversely affected if these customers are unable to repay the trade credit from us or financing from their banks.

We extend trade credit to our customers in the United States and throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. As our exposure to longer trade credit extended throughout the world and use of guarantees in Brazil increases, we will be increasingly exposed to the risk that some of our customers will not pay us or the amounts we have guaranteed. Additionally, we become increasingly exposed to risk due to weather and crop growing conditions, fluctuations in commodity prices or foreign currencies, and other factors that influence the price, supply and demand for agricultural commodities. Significant defaults by our customers could adversely affect our financial condition and results of operations.

Our current corporate organizational structure does not optimize our ability to utilize cash generated by our profitable Canadian potash operations.

We generate a large portion of our earnings and cash flow from our successful Canadian potash business. In contrast, The Mosaic Company and Mosaic Global Holdings Inc., which are the primary obligors on most of our outstanding indebtedness, are organized under the laws of the State of Delaware in the United States. It may be economically unattractive to distribute or transfer cash generated by our Canadian potash operations to The Mosaic Company or Mosaic Global Holdings Inc. in order to make payments on our indebtedness or for other corporate purposes.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Information regarding our plant and properties is included in Part I, Item 1, “Business,” of this report.

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 25 of our Consolidated Financial Statements.

In addition, we are subject to the following environmental proceedings:

•	Underground Injection Control Program Administrative Complaint. The Environmental Protection Agency (“EPA”) Region 5 filed an administrative complaint against Mosaic USA LLC d/b/a Mosaic

Potash Hersey LLC on October 2, 2006 for alleged violations of Underground Injection Control (“UIC”) program requirements. The complaint alleges that we failed to demonstrate compliance with UIC program mechanical integrity testing requirements applicable to approximately eighteen underground injection wells at our Hersey, Michigan facility. The complaint proposes a civil penalty of approximately $0.2 million for the alleged violations. We filed an answer to the complaint on November 1, 2006. We met with EPA representatives in December 2006 to discuss potential resolution of the proposed penalty and these settlement negotiations are ongoing. We do not believe that this matter will have a material effect on our results of operations, liquidity or financial condition.

•

Faustina Air Emissions. While revising the air operating permit for our Faustina, Louisiana facility in 2005, we discovered potential violations of permit emission limits caused by emission increases resulting from the shutdown of a former urea plant at the facility and the potential applicability of National Emissions Standards governing Hazardous Air Pollutants. We met with and reported the potential violations to the Louisiana Department of Environmental Quality (“LDEQ”). The LDEQ issued a compliance order on June 16, 2005, with a schedule for achieving compliance. The compliance order also included a notice that the LDEQ was considering imposing penalties for the alleged violations. We have met the schedule for achieving compliance and in November 2006 we reached agreement with the LDEQ to resolve the potential penalties for less than $0.1 million. A final settlement agreement resolving the potential penalties was approved and executed by the Louisiana Attorney General on March 27, 2007 and the agreed upon settlement amount has been paid.

•

Riverview Pipeline Release. On December 14, 2005, our Riverview, Florida facility suffered a release of phosphogypsum slurry from a pipeline running from the manufacturing facility to the active phosphogypsum stack. The total amount of the release was approximately 40,000 gallons. Much of the release was contained, although a portion of it affected Archie Creek and resulted in some fish mortality. On February 3, 2006, our Riverview facility suffered a release of contaminated storm water through a pipe in the swale at the base of the active phosphogypsum stack. Low pH water entered Archie Creek. In both cases, all required corrective action has been completed or is underway. On May 31, 2007, the Florida Department of Environmental Protection issued a proposed consent order with a proposed penalty of approximately $177,500 for the two events referenced above. We intend to vigorously challenge the amount of the penalty. We do not believe this matter will have a material affect on our results of operation, liquidity, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2007.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have included information about the market price of, dividends on and the number of holders of our common stock under “Quarterly Results (Unaudited)” in the financial information that is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

We have included information on dividend restrictions in Note 14 of our Consolidated Financial Statements.

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	6,781,559	$17.61	19,753,129
Equity compensation plans not approved by stockholders	-	-	-

Total	6,781,559	$17.61	19,753,129

(a)	Includes grants of stock options and time-based restricted stock units.
(b)	Includes weighted average exercise price of stock options only.

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

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2003 through 2007 under “Five Year Comparison,” in the financial information that is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have included our Management’s Analysis in our annual report to stockholders. This information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We have included a discussion about market risks under “Market Risk” in our Management’s Analysis. This information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

We have included our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the report of KPMG LLP, and the information under “Quarterly Results” in our annual report to stockholders. This information is incorporated herein by reference.

The following Consolidated Financial Statement Schedule of Mosaic and Report of Independent Registered Public Accounting Firm on Financial Statement Schedule included in our annual report to stockholders are incorporated herein by reference:

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

•	Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period because of the material weakness in our internal control over financial reporting described under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders. This information is incorporated herein by reference. Management’s plan to remediate this material weakness is described under “Management’s Report on Internal Control Over Financial Reporting—Remediation of Material Weaknesses—Remediation Plan Related to 2007 10-K Material Weakness” in our annual report to stockholders. This information is incorporated herein by reference. The material weakness resulted in our inability to file this annual report on Form 10-K by the normal due date specified in the SEC’s rules and forms.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, such that there is a more than remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected.

(b)	Management’s Report on Internal Control Over Financial Reporting; Remediation of Material Weaknesses

We have included management’s report on internal control over financial reporting and a discussion of our remediation of two of the three material weaknesses that we reported in Part II, Item 9A in our annual report on Form 10-K for the fiscal year ended May 31, 2006, as well as the attestation report of KPMG LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting, under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders. This information is incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

Management, with the participation of our principal executive officer and our principal financial officer, has evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2007 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. During the fiscal quarter ended May 31, 2007, we completed the process of hiring experienced Internal Control Managers for each business unit to oversee internal control matters and hired a new Director of Tax to oversee income tax compliance matters.

There were no other changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the three months ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Nomination and Selection of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2007 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2007 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities,” “Certain Relationships and Related Transactions—Investor Rights Agreement,” and “Certain Relationships and Related Transactions—Registration Rights Agreement” included in our definitive proxy statement for our 2007 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2007 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2007 annual meeting of stockholders is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in our annual report to stockholders and incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(3)	Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(c)	Summarized financial information of 50% or less owned persons is included in Note 12 of Notes to Consolidated Financial Statements. Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

*********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ James T. Prokopanko James T. Prokopanko
Chief Executive Officer and President

Date: August 9, 2007

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President (principal executive officer)	August 9, 2007

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	August 9, 2007

/s/ Anthony T. Brausen Anthony T. Brausen	Vice President - Finance and Chief Accounting Officer (principal accounting officer)	August 9, 2007

* Robert L. Lumpkins	Chairman of the Board of Directors	August 9, 2007

* Guillaume Bastiaens	Director	August 9, 2007

* Raymond F. Bentele	Director	August 9, 2007

*	Director	August 9, 2007
Phyllis E. Cochran

*	Director	August 9, 2007
Frederic W. Corrigan

* William R. Graber	Director	August 9, 2007

* Harold H. MacKay	Director	August 9, 2007

* David B. Mathis	Director	August 9, 2007

* Bernard M. Michel	Director	August 9, 2007

* William T. Monahan	Director	August 9, 2007

* Steven M. Seibert	Director	August 9, 2007

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as The Mosaic Company (“Mosaic”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic for October 22, 2004**

2.ii.	Letter Agreement dated April 11, 2005 to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.ii.	Bylaws of Mosaic, as amended and restated effective August 17, 2006	Exhibit B to Exhibit 10.ii. to the Current Report on Form 8-K of Mosaic for August 17, 2006**

4.ii.a.	Indenture dated as of December 1, 2006 between Mosaic and U.S. Bank National Association relating to the 7 3/8 % Senior Notes due 2014 and 7 5/8% Senior Notes due 2016	Exhibit 4.ii.a. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

4.ii.b.	Registration Rights Agreement dated December 1, 2006 between Mosaic, the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith	Exhibit 4.ii.b. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
Incorporated, Credit Suisse Securities (USA) LLC, Scotia Capital (USA) Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc. and Wells Fargo Securities, LLC relating to the 7 3/8% Senior Notes due 2014

4.ii.c.	Registration Rights Agreement dated December 1, 2006 between Mosaic, the guarantors listed in Schedule 1 thereto, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Scotia Capital (USA) Inc., UBS Securities LLC, ABN AMRO Incorporated, Barclays Capital Inc. and Wells Fargo Securities, LLC relating to the 7 5/8% Senior Notes due 2016	Exhibit 4.ii.c. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

4.ii.d.	Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4.ii.d. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

4.ii.e.	Amendment, dated as of May 18, 2007, to the Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006		X

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.i.a.	Global Resolution Agreement dated as of October 13, 2005 between Mosaic, U.S. Agri-Chemicals Corporation and Sinochem Corporation	Exhibit 10.1.a to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2005**

10.i.b.	Registration Rights Agreement dated as of December 1, 2005 between Mosaic and U.S. Agri-Chemicals Corporation	Exhibit 10.1.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2005**

10.i.c.	Amendment No. 1 dated as of March 31, 2006 to Registration Rights Agreement dated as of December 1, 2005 between Mosaic and U.S. Agri-Chemicals Corporation	Exhibit 10.i.c. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.a.	Investor Rights Agreement between Cargill, Cargill Fertilizer, Inc. and GNS I (U.S.) Corp. and Mosaic, as amended and restated as of August 17, 2006	Exhibit 10.ii. to the Current Report on Form 8-K of Mosaic for August 17, 2006**

10.ii.b.	Registration Rights Agreement, dated as of January 26, 2004, by and between Cargill and Mosaic	Annex C to the proxy statement/prospectus forming a part of Registration Statement No. 333-114300

10.ii.c.	Fertilizer Agency Agreement dated October 22, 2004 (effective July 7, 2005) between Cargill Limited and Mosaic (Canada) L.P.	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.d.	Service Agreement dated July 11, 2005 (effective July 7, 2005) between Mosaic Fertilizer, LLC and Cargill International SA, Ocean Transportation Division	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.e.	Barge Freight and Sales Agreement between Mosaic Fertilizer, LLC and Cargo Carriers Division of Cargill Marine and Terminal, Inc. dated July 5, 2005	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.f.	Barter Agreement dated May 31, 2005 (effective July 7, 2005) between Cargill Agricola S.A. and Mosaic Fertilizantes Do Brasil S.A.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.g.	Fruit Purchase Contracts 21880, 21881 and 21882 dated March 21, 2005 (effective October 4, 2005) between South Fort Meade Land Management Inc. and Cargill Juice North America, Inc.	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.h.	Services Agreement for Logistics and General Services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.p. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.i.	Services Agreement dated May 16, 2006 between Banco Cargill S.A. and Mosaic Fertilizantes do Brasil S.A.	Exhibit 10.ii.q. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.j.	Fertilizer Supply Agreement dated October 22, 2004 between Mosaic (Canada) L.P. and Cargill Limited	Exhibit 10.ii.s. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.k.	Fertilizer Supply Agreement dated October 22, 2004 between Mosaic Company and Cargill’s Ag Horizons business unit	Exhibit 10.ii.t. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.l.	Phosphate Supply Agreement between Mosaic Crop Nutrition, LLC and Cargill Sociedad Anonima Commerciale Industrial	Exhibit 10.ii.u. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.m.	Fertilizer Supply Agreement dated January 4, 2006 between Mosaic S. de R.L. de C.V. and Agribrands Purina Mexico S.A. de C.V.	Exhibit 10.ii.v. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.n.	Agreement for Untreated White Muriate of Potash dated February 24, 2006 between Mosaic USA LLC and Cargill’s Salt business unit	Exhibit 10.ii.w. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.o.	Barter Agreement dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill Agropecuaria S.A.C.I.	Exhibit 10.ii.x. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.p.	Fruit Purchase Contract 22059 dated May 16, 2006 and Fruit Purchase Contract 21932 dated August 31, 2005 between South Fort Meade Land Management Inc. and Cargill Juice North America, Inc.	Exhibit 10.ii.y. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.q.	Supply Agreement dated May 16, 2006 between Fertilizantes Mosaic S. de R.L. de C.V. and Nutrimentos Agropecuarios Purina S.A. de C.V. (NAPSA) related to supply of feed grade phosphates	Exhibit 10.ii.z. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.r.	Supply Agreement dated March 1, 2006 between Fertilizantes Mosaic S. de R.L. de C.V. and Proveedora de Alimentos Avepecuarios S.A. de C.V. (PROVI) related to supply of feed grade phosphates	Exhibit 10.ii.aa. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.s.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill’s Animal Nutrition business segment, related to supply of feed grade phosphates in the United States and Canada	Exhibit 10.ii.bb. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.t.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill’s Animal Nutrition business segment for the sale of feed grade phosphates to Cargill in Venezuela	Exhibit 10.ii.cc. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.u.	Supply Agreement dated May 18, 2006 between Mosaic Fertilizer, LLC and Cargill Philippines for the sale of feed grade phosphates to Cargill in the Philippines	Exhibit 10.ii.dd. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.v.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill Siam LTD., for the sale of feed grade phosphates to Cargill in Thailand	Exhibit 10.ii.ee. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.w.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill for the sale of feed grade phosphates to Cargill in Vietnam, Indonesia and Taiwan	Exhibit 10.ii.ff. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.x.	Product Supply Agreement dated September 30, 2005 between Mosaic Fertilizantes do Brasil S.A. and Agribrands Purina do Brasil Ltda.	Exhibit 10.ii.gg. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.y.	Storage and Handling Agreement at Clavet Warehouse dated November 1, 2005, between Cargill Limited and Mosaic Canada ULC	Exhibit 10.ii.hh. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.z.	Product Purchase, Storage and Handling Agreement dated June 1, 2006, between Cargill and Mosaic Crop Nutrition, LLC	Exhibit 10.ii.ii. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.aa.	Shared Service and Access Agreement at Port Cargill, MN dated October 22, 2004, between Cargill and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.jj. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.bb.	Shared Service and Access Agreement at Houston, TX dated October 22, 2004, between Cargill and GNS III (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.kk. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.cc.	Master Services Agreement (Master Services Agreement) dated December 29, 2006, between Cargill and Mosaic	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.dd.	Work Order dated December 29, 2006, between Mosaic and Cargill, through its Financial Services Center under the Master Services Agreement	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ee.	Work Order dated December 27, 2006, between Cargill Financial Services International, Inc. and Mosaic Fertilizantes do Brasil S.A. under the Master Services Agreement	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ff.	Work Order dated June 1, 2006, between Cargill North America HR Shared Services and Mosaic under the Master Services Agreement	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.gg.	Services Agreement dated December 27, 2006, between Cargill Agricola S.A., Mosaic Fertilizantes do Brasil S.A. , Mosaic Fertilizantes Ltda. and Fospar S.A.	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.hh.	Supply Agreement dated December 29, 2006, between Mosaic Fertilizer, LLC and Crop Uruguay S.A.	Exhibit 10.ii.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ii.	Phosphate Supply Agreement dated December 29, 2006, between Mosaic Crop Nutrition, LLC and Cargill Sociedad Anonima Commercial e Industrial	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.jj.	Form of an agreement for Customer Financial Solutions between Mosaic Fertilizantes do Brasil S.A. and Banco Cargill S.A.	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.kk.	Product Supply Agreement dated December 22, 2006, between Mosaic de Argentina Sociedad Anonima, Mosaic Fertilizantes do Brasil S.A., and Cargill Agropecuaria S.A.C.I.	Exhibit 10.ii.i. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ll.	Fruit Purchase Contract No. 22166 dated January 3, 2007, between South Ft. Meade Land Management Inc. and Cargill Juice North America, Inc.—2006/2007 Crop Year	Exhibit 10.ii.j. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.mm.	Fruit Purchase Contract No. 22166 dated January 3, 2007, between South Ft. Meade Land Management Inc. and Cargill Juice North America, Inc.—2007/2008 Crop Year	Exhibit 10.ii.k. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.nn.	Salt Storage and Handling Agreement dated May 1, 2006, between Mosaic Crop Nutrition, LLC and Cargill	Exhibit 10.ii.l. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.oo.	Sales Contract dated January 1, 2007 between Cargill and Mosaic Crop Nutrition, LLC		X

10.ii.pp.	Manufacturing Agreement dated April 11, 2005 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutracao Animal Ltda.—Purina (formerly known as Agribrands Purina do Brasil Ltda.)		X

10.ii.qq.	Amendment dated March 30, 2006 to Manufacturing Agreement dated April 11, 2005 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutracao Animal Ltda.—Purina		X

10.ii.rr.	Amendment dated July 4, 2006 to Manufacturing Agreement dated April 11, 2005 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutracao Animal Ltda.—Purina		X

10.ii.ss.	Description of Related Party Transactions	Note 27 of Notes to the Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data”

10.iii.a.***	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended October 4, 2006)	Appendix B to the Proxy Statement of Mosaic dated August 23, 2006**

10.iii.b.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.d.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.e.***	Description of Executive Financial Planning Program	Item 1.01 of Mosaic’s Current Report on Form 8-K for May 12, 2005**

10.iii.f.***	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of Mosaic’s Current Report on Form 8-K for May 26, 2005**

10.iii.g.***	Description of Mosaic Management Incentive Program		X

10.iii.h.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.i.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.2 to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.j.***	Summary of Board of Director Compensation of Mosaic, effective June 1, 2006	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic for April 20, 2006**

10.iii.k***	Form of Severance and Change in Control Agreement	Exhibit 10.iii.a. to the Current Report on Form 8-K of Mosaic for April 19, 2007**

10.iii.l***	Form of Amended and Restated Severance and Change in Control Agreement	Exhibit 10.iii.b. to the Current Report on Form 8-K of Mosaic for April 19, 2007**

10.iii.m.***	The Mosaic Company Nonqualified Deferred Compensation Plan, effective January 1, 2006	Exhibit 10.iii.p. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.iii.n.***	Transition Agreement, dated September 30, 2006, between Mosaic and Fredric W. Corrigan	Exhibit 10.1 to the Current Report on Form 8-K of Mosaic for September 30, 2006**

10.iii.o.***	Resignation Agreement, dated March 14, 2007, between Mosaic and David W. Wessling		X

10.iii.p.***	Retirement Agreement, dated March 30, 2007, between Mosaic and James T. Thompson		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.q.***	Supplemental Retirement Agreement, dated January 1, 2000, between Mosaic Canada ULC (formerly known as IMC Canada Ltd.) and Norman B. Beug		X

10.iii.r.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic for August 2, 2006*

10.iii.s.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.4. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.t.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 4, 2006	Exhibit 99.5. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

13	The portions of Mosaic’s annual report to stockholders that are specifically incorporated by reference		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Denotes management contract or compensatory plan.