Form 10-Q
period 2007-08-31
MOSAIC CO
filed 2007-10-10
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 441,830,731 common shares as of October 3, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31
	2007	2006
Net sales	$2,003.3	$1,288.6
Cost of goods sold	1,481.5	1,092.3

Gross margin	521.8	196.3
Selling, general and administrative expenses	66.6	65.7
Restructuring gain	—	(0.4)
Other operating (income) expense	5.6	(0.6)

Operating earnings	449.6	131.6
Interest expense, net	34.0	40.0
Foreign currency transaction (gain) loss	19.4	(7.3)
Loss on extinguishment of debt	0.5	—
Other income	(0.5)	(15.1)

Earnings from consolidated companies before income taxes	396.2	114.0
Provision for income taxes	100.8	7.4

Earnings from consolidated companies	295.4	106.6
Equity in net earnings of non-consolidated companies	11.8	3.9
Minority interests in net earnings of consolidated companies	(1.7)	(1.5)

Net earnings	$305.5	$109.0

Basic earnings per share	$0.69	$0.26

Diluted earnings per share	$0.69	$0.25

Basic weighted average common shares outstanding	441.4	419.5

Diluted weighted average common shares outstanding	444.3	438.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	August 31 2007	May 31 2007
Assets
Current assets:
Cash and cash equivalents	$639.2	$420.6
Receivables, net	508.5	516.3
Trade receivables due from Cargill, Incorporated and affiliates	28.9	40.7
Inventories	817.8	787.4
Deferred income taxes	37.5	35.0
Other current assets	138.1	155.5

Total current assets	2,170.0	1,955.5
Property, plant and equipment, net	4,447.2	4,449.4
Investments in nonconsolidated companies	379.9	384.9
Goodwill	2,207.1	2,283.8
Deferred income taxes	23.1	—
Other assets	85.8	90.0

Total assets	$9,313.1	$9,163.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$153.3	$138.6
Current maturities of long-term debt	451.1	403.8
Accounts payable	372.5	423.8
Trade accounts payable due to Cargill, Incorporated and affiliates	13.9	9.7
Cargill prepayments and accrued liabilities	24.8	22.7
Accrued liabilities	522.9	494.6
Accrued income taxes	29.1	100.9
Deferred income taxes	36.7	35.6

Total current liabilities	1,604.3	1,629.7
Long-term debt, less current maturities	1,584.2	1,816.2
Long-term debt-due to Cargill, Inc. and affiliates	1.5	1.9
Deferred income taxes	516.9	634.4
Other noncurrent liabilities	1,034.4	875.2
Minority interest in consolidated subsidiaries	23.6	22.3
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 441,700,306 and 440,815,272 shares issued and outstanding as of August 31, 2007 and May 31, 2007, respectively	4.4	4.4
Capital in excess of par value	2,340.4	2,318.0
Retained earnings	1,708.1	1,402.6
Accumulated other comprehensive income	495.3	458.9

Total stockholders’ equity	4,548.2	4,183.9

Total liabilities and stockholders’ equity	$9,313.1	$9,163.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31
	2007	2006
Cash Flows from Operating Activities
Net cash provided by operating activities	$438.4	$150.6
Cash Flows from Investing Activities
Capital expenditures	(82.1)	(85.2)
Proceeds from sale of businesses	7.8	—
Restricted cash	(0.2)	—
Other	0.8	0.1

Net cash used in investing activities	(73.7)	(85.1)
Cash Flows from Financing Activities
Payments of short-term debt	(91.6)	(256.1)
Proceeds from issuance of short-term debt	106.1	231.6
Payments of long-term debt	(183.1)	(6.1)
Proceeds from issuance of long-term debt	—	0.2
Proceeds from stock options exercised	18.4	1.5
Dividend paid to minority shareholder	(0.1)	—

Net cash used in financing activities	(150.3)	(28.9)
Effect of exchange rate changes on cash	4.2	4.9

Net change in cash and cash equivalents	218.6	41.5
Cash and cash equivalents—beginning of period	420.6	173.3

Cash and cash equivalents—end of period	$639.2	$214.8

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$63.4	$96.1
Income taxes	48.5	18.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (“Mosaic”, and individually or in any combination with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) was created to serve as the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. (“IMC” or “Mosaic Global Holdings”) and the Cargill Crop Nutrition fertilizer businesses (“CCN”) of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate fertilizer and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate fertilizer. Our Phosphates segment's results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate fertilizer products around the world for us and PhosChem’s other members. Our share of PhosChem's sales of dry phosphate fertilizer products is approximately 80.1% and is eliminated in consolidation.

Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based fertilizer, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash internationally.

Our Offshore business segment consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and in a number of other countries. Our Offshore segment serves as a market for our Phosphates and Potash segments but also purchases and markets products from other suppliers worldwide. In August 2007, we completed the sale of our distribution businesses in Russia and Ukraine which was immaterial to our financial statements.

Our Nitrogen business segment includes activities related to the North American distribution of nitrogen-based products marketed for Saskferco Products Inc. (“Saskferco”), a Saskatchewan-based producer of nitrogen fertilizer and animal feed ingredients, as well as nitrogen-based fertilizer purchased from third parties. Our Nitrogen segment results also include earnings from our 50% ownership interest in Saskferco. We are the exclusive marketer for Saskferco.

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 18 to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of August 31, 2007, our results of operations for the three months ended August 31, 2007 and 2006, and cash flows for the three months ended August 31, 2007 and 2006. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

Throughout the Notes to Condensed Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management are the determination of the fair value of stock-based awards, the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation activities, the measurement of restructuring charges, the costs of our employee benefit obligations for pension plans and postretirement benefits, deferred income tax assets and liabilities, including the valuation allowance against deferred income tax assets, and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

Income Taxes

In preparing our Consolidated Financial Statements, we utilize the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. In determining whether a valuation allowance is required to be recorded, we apply the principles enumerated in SFAS No. 109, “Accounting for Income Taxes,” in the U.S. and each foreign jurisdiction in which a deferred income tax asset is recorded. We consider tax planning strategies, scheduled reversals of temporary differences and factor in the expiration period of our tax carryforwards. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits, we will reduce valuation allowances with either (i) a reduction to goodwill, if the reduction relates to Purchase Accounting Valuation Allowances, or (ii) in all other cases, with a reduction to income tax expense.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Combination, the provision or benefit for income taxes for some of the entities comprising CCN were determined by the application of Cargill’s tax allocation policies, whereby income tax expenses or benefits were generally allocated on the basis of the individual entity’s taxable income or loss and applicable credits in relation to the combined or consolidated totals for all Cargill entities included in the relevant return filing.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

We reclassified amounts related to interest income that were previously included in other non-operating income to interest expense, net for the period ended August 31, 2006. The reclassification was to conform to a change in the presentation adopted in 2007. In the August 31, 2006 Condensed Consolidated Statement of Operations, the amount reclassified to interest expense was $3.4 million. The reclassification was deemed immaterial to the financial statements as it had no effect on net earnings, total stockholders’ equity, total assets or cash flows.

We also reclassified certain amounts from building and leasehold improvements to mineral properties and rights for the May 31, 2007 balances. The balances were reclassified to correct an error in our May 31, 2007 Consolidated Balance Sheet which was caused by account mappings in our new enterprise resource planning system. In our May 31, 2007 Consolidated Balance Sheet, the amounts reclassified from building and leasehold improvements to mineral properties and rights was $94.4 million. The reclassification was deemed immaterial to the financial statements as it had no effect on net earnings, total stockholders’ equity, total assets or cash flows.

3. Recently Issued Accounting Guidance

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first, evaluating whether a tax position has met a more-likely-than-not recognition threshold, and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on June 1, 2007. The adoption of FIN 48 and its effects are described in Note 5.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within U.S. GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, for some entities, change current practice. SFAS 157 is effective for the Company beginning June 1, 2008. We are currently reviewing SFAS 157 to determine the impact and materiality of its adoption to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS 158 also requires the measurement of the funded status of a plan to match that of the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates previously permissible. We applied the recognition

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision of SFAS 158 as of May 31, 2007. The measurement provision of SFAS 158 is effective on May 31, 2009. We are currently reviewing the measurement provision requirements to determine the impact and materiality of its adoption to the Company.

In February 2007, the FASB issued Statement of Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting by permitting entities to choose to measure many eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. SFAS 159 is effective for the Company on June 1, 2008. We are currently reviewing SFAS 159 to determine the impact and materiality of its adoption to the Company.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FIN 39-1”). FIN 39-1 requires entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. Entities are required to recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The guidance provided by FIN 39-1 is effective for us on June 1, 2008. We are currently reviewing FIN 39-1 to determine the impact and materiality of its adoption to the Company.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No, 48 (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance became effective for the Company upon the initial adoption of FIN 48 on June 1, 2007. The adoption of FIN 48-1 and its effects are described in Note 5.

4. Earnings Per Share

The numerator for diluted earnings per share (“EPS”) is net earnings, unless the effect of the assumed conversion of Mosaic’s 7.50% mandatory convertible preferred stock (which was converted on July 1, 2006) is anti-dilutive, in which case earnings available for common stockholders is used. For all periods presented, the numerator for diluted EPS is net earnings.

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

	Three months ended August 31
(shares in millions)	2007	2006
Basic weighted average common shares outstanding	441.4	419.5
Common stock issuable upon vesting of restricted stock awards	0.6	0.3
Common stock equivalents	2.3	0.5
Common stock issuable upon conversion of preferred stock	—	17.8

Diluted weighted average common shares outstanding	444.3	438.1

A total of 0.6 million and 5.9 million shares of common stock subject to stock options for the three months ended August 31, 2007 and 2006, respectively, have been excluded from the computation of diluted EPS because the option exercise price was greater than the average market price of our common stock during the period, and therefore, the effect would be anti-dilutive.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

Income tax expense was $100.8 million resulting in an effective rate of 25.4%. The tax rate was favorably impacted by the substantial increase in profits in the U.S., where we have significant net operating loss (“NOL”) carryforwards. The first quarter of fiscal 2008 reflects net benefits of $20.4 million which are specific to the quarter. These items which are all specific to the quarter, include approximately $18 million related to a foreign tax credit benefit, a benefit from a reduction in the Canadian tax rate of approximately $5 million, a benefit from the release of the U.S. valuation allowance of approximately $6 million, partially offset by a correction of an error of approximately $9 million related to a dividend from a partially owned subsidiary. The first quarter of fiscal 2007 tax rate reflects a benefit of approximately $46 million from a reduction of our Canadian deferred tax liabilities as a result of a statutory reduction in the federal corporate tax rate and the elimination of the corporate surtax rate, a change in the pre-tax profit mix among Mosaic’s business geographies, as well a benefit from the U.S. deferred tax asset valuation allowance that was reduced due to fiscal 2007 activity.

Reduction of Valuation Allowance

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Prior to fiscal 2008, we had provided a valuation allowance for a portion of our U.S. deferred tax assets and certain non-U.S. deferred tax assets. During the three months ended August 31, 2007, we determined that it is more likely than not that we will realize the benefits of the U.S. deferred tax assets related to NOL carryforwards, alternative minimum tax (“AMT”) credit carryforwards and other deductible temporary differences for which a U.S. valuation allowance had been recorded. In reaching those conclusions we considered both positive and negative evidence. Positive evidence included our recent strong earnings and operating performance, the expectation of continued strength in the agricultural markets that we serve and the related expectation of future taxable income during the carryforward periods of our various tax carryforwards. Negative evidence that we considered included losses in the U.S. during several fiscal quarters since inception, the loss experience of IMC in the U.S. during years prior to the business combination, the significant U.S. loss in the fourth quarter of fiscal 2006 associated with the restructuring, and the limited period of the improved operating performance. During and subsequent to the quarter ended August 31, 2007, we have additional objective positive evidence which included: continued strong selling prices for our products; certain additional pre-sold amounts which will be delivered and recorded as revenues with substantial related margin improvement; the completion of an updated forecast which has identified additional favorable trends; and certain inherent risks which have been overcome such as the completion of the typical hurricane season. Therefore, through our analysis, we have determined that sufficient evidence existed to conclude that as of August 31, 2007 it is more likely than not that the benefits of certain U.S. deferred tax assets will be realized. Accordingly, of the approximately $279.7 million U.S. valuation allowance at May 31, 2007, approximately $233.5 million will be reversed as a reduction to goodwill and $32.2 million will be reversed as a reduction to tax expense during fiscal 2008. In accordance with Emerging Issues Task Force Issue No. 93-7, “Uncertainties Related to Income Taxes in Business Combination,” (EITF 93-7), the recognition of $233.5 million as a reduction to goodwill is required as those benefits arose from the Combination. To fully realize these benefits we will need taxable income of approximately $3 billion in the U.S. in fiscal 2008 and in future years, prior to expiration of the tax carryforwards.

We continue to carry a valuation allowance of approximately $14 million against U.S. capital loss carryforwards and a valuation allowance of approximately $30 million against certain non-U.S. deferred tax assets because we have determined that it is not more likely than not that we will realize those deferred tax assets. If realized, the approximate $14 million U.S. valuation allowance would be reversed as a reduction to goodwill and the approximate $30 million valuation allowance would be recorded as a reduction of tax expense.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of FIN 48

Effective June 1, 2007, we adopted the provisions of the FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition rules. The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

The adoption of FIN 48 resulted in the reclassification from other tax accounts of a $188.4 million liability that is included in other noncurrent liabilities.

As of June 1, 2007, we had $222.1 million of unrecognized tax benefits. If recognized, $27.1 million would have an impact on our effective tax rate. Included in the balance of unrecognized tax benefits at June 1, 2007 are $195.0 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded as a result of the Combination in accordance with Emerging Issues Task Force Issue No. 93-7, “Uncertainties Related to Income Taxes in a Business Combination”. During the three months ended August 31, 2007, the unrecognized tax benefits increased by $0.6 million. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however we can not reasonably estimate that change.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. This policy did not change as a result of the adoption of FIN 48. Interest and penalties accrued in our Condensed Consolidated Balance Sheet at June 1, 2007 and August 31, 2007 are $15.0 million and $16.9 million respectively and are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. Interest and penalties recognized in our Condensed Consolidated Statement of Operations totaled $1.7 million for the three months ended August 31, 2007.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the Internal Revenue Service and Canadian Revenue Agency for the fiscal years 2004 to 2006 and 2001 to 2002, respectively. Based on the information available at August 31, 2007, we do not anticipate significant additional changes to our unrecognized tax benefits as a result of these examinations.

6. Inventories

Inventories consist of the following:

(in millions)	August 31 2007	May 31 2007
Raw materials	$14.7	$9.7
Work in process	144.2	138.8
Finished goods	551.0	529.0
Operating materials and supplies	107.9	109.9

	$817.8	$787.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in millions)	August 31 2007	May 31 2007
Land	$183.4	$182.2
Mineral properties and rights	1,911.6	1,893.6
Buildings and leasehold improvements	1,168.8	1,153.1
Machinery and equipment	2,636.0	2,586.2
Construction in-progress	257.8	263.9

	6,157.6	6,079.0
Less: accumulated depreciation, depletion and amortization	1,710.4	1,629.6

	$4,447.2	$4,449.4

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended August 31, 2007 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2007	$723.7	$1,560.1	$2,283.8
Income tax adjustment	(30.7)	(53.7)	(84.4)
Foreign currency translation	—	7.7	7.7

Balance as of August 31, 2007	$693.0	$1,514.1	$2,207.1

9. Guarantees and Indemnities

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, we are essentially guaranteeing our own performance, in which case the guarantees do not fall within the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of August 31, 2007, we have estimated the maximum potential future payment under the guarantees to be $38.4 million. The fair market value of these guarantees is immaterial to the financial statements at August 31, 2007 and May 31, 2007.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses in prior years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of August 31, 2007, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $2.0 million. We have recorded a liability of $1.4 million for the fair value of these guarantees as of August 31, 2007 and May 31, 2007, respectively. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We do not believe that we currently have any material liability relating to these routine indemnification obligations.

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

10. Financing Arrangements

Short-term Debt

Short-term debt consists of the revolving credit facility under our restated senior secured bank credit agreement (“Restated Credit Agreement”), a receivables financing facility, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $153.3 million and $138.6 million as of August 31, 2007 and May 31, 2007, respectively. The weighted average interest rate on short-term borrowings was 6.7% and 6.6% as of August 31, 2007 and May 31, 2007, respectively.

We had no outstanding borrowings under the revolving credit facility as of August 31, 2007 and May 31, 2007, respectively. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $114.4 million and $102.7 million as of August 31, 2007 and May 31, 2007, respectively. The net available borrowings under the revolving credit facility as of August 31, 2007 and May 31, 2007 were approximately $335.6 million and $347.3 million, respectively. Unused commitment fees of $0.3 million and $0.2 million were expensed during each of the fiscal quarters ended August 31, 2007 and 2006, respectively. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%.

Also included in short-term borrowings were outstanding amounts under a $55.0 million PhosChem receivables purchase facility. This facility supports PhosChem’s funding of its purchases of crop nutrients from us and other PhosChem members and is nonrecourse except that the uninsured portion of receivables sold is with recourse to PhosChem but not to us. The PhosChem facility bears an interest rate of LIBOR plus 1.125%. As of August 31, 2007 and May 31, 2007, PhosChem had $19.4 million and $28.0 million, respectively, outstanding under the facility.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of the short-term borrowings balance consisted of lines of credit relating to our Offshore segment and other short-term borrowings. As of August 31, 2007, these borrowings bear interest rates between 5.6% and 9.0%. As of August 31, 2007 and May 31, 2007, $133.9 million and $110.6 million, respectively, were outstanding.

Long-term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

As of August 31, 2007 and May 31, 2007, we had $655.9 million and $807.3 million, respectively, outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facility bears interest at LIBOR plus 1.50%-1.75%.

On June 29, 2007, we prepaid $150.0 million aggregate principal amount of term loans under our senior secured bank credit facility. The payment consisted of $56.4 million principal amount of term loan A-1 borrowings and $87.1 million principal amount of term loan B borrowings by us and $6.5 million principal amount of term loan A borrowings by our subsidiary, Mosaic Potash Colonsay ULC. After the prepayment, outstanding term loans were reduced to $28.0 million principal amount of term loan A borrowings, $244.8 million principal amount of term loan A-1 borrowings and $378.1 million principal amount of term loan B borrowings. In conjunction with the prepayment, we recorded a loss on the fair market value adjustment and the deferred financing fees of $0.5 million. In association with the prepayment, the remaining $175.0 million notional amount of interest rate swaps and $75.0 million notional amount of zero-cost collars related to these borrowings were terminated. We recorded a gain of $1.0 million related to the termination of the interest rate derivatives.

See Note 19 to the Condensed Consolidated Financial Statements with respect to prepayment of an additional $300 million principal amount of term loans under our senior secured bank credit facility on September 28, 2007.

We have two industrial revenue bonds which total $42.1 million as of August 31, 2007 and May 31, 2007, respectively. As of August 31, 2007, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $35.6 million and $38.5 million as of August 31, 2007 and May 31, 2007, respectively. As of August 31, 2007, the secured notes bear interest rates between 5.6% and 10.8%. The maturity dates range from 2007 to 2010.

We have several unsecured notes which total $986.9 million and $987.9 million as of August 31, 2007 and May 31, 2007, respectively. As of August 31, 2007, the unsecured notes bear interest rates between 7.0% and 10.9%. The maturity dates range from 2008 to 2016.

We have several unsecured debentures which total $264.5 million and $290.7 million as of August 31, 2007 and May 31, 2007, respectively. As of August 31, 2007, the unsecured debentures bear interest rates between 7.3% and 9.5%. The maturity dates range from 2011 to 2028.

On July 16, 2007, we paid the remaining principal balance of $26.0 million on the Mosaic Global Holdings’ 6.875% Debentures at maturity.

The remainder of the long-term debt balance relates to capital leases and fixed asset financings, variable rate loans, and other types of debt. As of August 31, 2007 and May 31, 2007, $50.3 million and $53.5 million, respectively, were outstanding.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2007, Mosaic had at least $352.6 million available for restricted payments, including the payment of cash dividends with respect to its common stock, under the covenants limiting the payment of dividends in the indenture relating to the senior notes due 2014 and 2016, and $147.6 million available for the payment of cash dividends with respect to its common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

11. Accounting for Asset Retirement Obligations

We account for asset retirement obligations (“AROs”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and re-vegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted to its present value using a credit-adjusted risk-free rate.

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2007	$541.5
Liabilities incurred	9.2
Liabilities settled	(22.5)
Accretion expense	7.9

Asset retirement obligation, August 31, 2007	536.1
Less current portion	83.9

$452.2

12. Pension Plans and Other Benefits

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

The components of net periodic benefit costs include the following:

	Pension Plans		Post-retirement Benefit Plans
	Three months ended August 31		Three months ended August 31
(in millions)	2007	2006	2007	2006
Service cost	$1.7	$1.8	$0.2	$0.3
Interest cost	7.9	7.9	1.6	1.6
Expected return on plan assets	(9.3)	(8.5)	—	—

Net periodic cost	$0.3	$1.2	$1.8	$1.9

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on an actuarial assessment, we estimate that contributions will be approximately $25 million to our pension plans and approximately $12 million to our other post-retirement benefit plans in fiscal year 2008. During the three months ended August 31, 2007, we contributed $5.5 million to our pension plans and $1.5 million to our post-retirement benefit plans.

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject. These proceedings include environmental, tax and other matters. Tax matters typically relate to matters other than income taxes.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $15.8 million and $16.7 million at August 31, 2007 and May 31, 2007, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210-foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole to prevent further expansion. We also settled claims from BNSF Railway Company related to actions to protect its railroad tracks for $0.5 million. In July 2006, KDHE requested further information regarding future monitoring of the sinkhole and steps taken to ensure the long term stability of the sinkhole. KDHE also requested that we investigate the potential for subsidence or collapse at approximately 20 to 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties and roadways. We submitted a report to KDHE providing the requested information regarding future sinkhole monitoring and stability. With KDHE approval, we also initiated a trial microgravity investigation at one of the former wells in June 2007 to investigate the potential for subsidence or collapse. In September 2007, KDHE advised us that the microgravity results did not, in KDHE’s view, produce sufficient information regarding the subsurface conditions associated with the former wells. KDHE requested that, in lieu of further microgravity assessments, we initiate sonar assessment of the former wells under a Consent Order. We are evaluating the state’s request and alternate technologies, including sonar, to assess the former wells. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole or if additional sinkholes were to develop, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material. Currently, we are not able to reasonably estimate a possible loss or range of losses.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EPA RCRA Initiative. The U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” The EPA’s announcement indicated that by the end of 2007, the EPA intended to inspect each facility in the phosphoric acid production sector to ensure full compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our Bartow and Green Bay facilities entered into consent orders in December 2005 to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. Our Uncle Sam and Faustina facilities in Louisiana entered similar consent orders in May 2007. We may enter similar orders for some or the remainder of our phosphate production facilities in Florida.

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors and has referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to, previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We have met several times with the DOJ and EPA to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA expressed a desire to obtain financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If a resolution cannot be reached, we intend to vigorously defend these matters in any enforcement actions that may be pursued. Should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay significant civil penalties.

We have established accruals to address the cost of implementing the related consent orders at our Bartow, Green Bay, Faustina and Uncle Sam facilities and the fees that will be incurred defending against the NOVs discussed above. We cannot at this stage of the discussions predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have any material effect on our business or financial condition.

Clean Air Act New Source Review. In January 2006 and March 2007, EPA Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Requests, and are engaged in ongoing discussions with EPA representatives to resolve this matter. We have established accruals to address penalties that might be sought by the EPA as well as defense costs and expenses. Although the resolution of this matter also may require capital improvements at significant cost, at the early stage of these proceedings, we cannot determine what modifications will be necessary and whether the outcome of this matter will have a material effect on our business or financial condition.

2004 Florida Hurricanes. During the 2004 hurricane season, three hurricanes impacted our central Florida processing facilities and mining operations, resulting in releases of phosphoric acid process wastewater at our Riverview facility. In July 2005, we entered into a consent order with the Florida Department of Environmental Protection (“FDEP”) to pay a civil fine of $0.3 million as a result of a sudden release at Riverview of approximately 65 million gallons of partially treated phosphoric acid process water during Hurricane Frances. The consent order also requires us to meet certain negotiated process water inventory reduction goals. We are currently in compliance with the commitments under the consent order and anticipate that we will continue to be so in the future. Portions of the Riverview release, which was caused primarily as a result of extraordinary rainfall and hurricane force winds, ultimately flowed into Hillsborough Bay. Apart from the consent order, governmental agencies are asserting claims for natural resources damages in connection with the release. Negotiations with government agencies acting as natural resource trustees are ongoing. We intend to assert appropriate defenses to the claims and do not currently expect that the claims will have a material effect on our business or financial condition.

In September 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint, which arises out of the sudden release of phosphoric acid process water from our Riverview facility described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic as part of the Combination. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs amended their complaint, and we filed an additional motion to dismiss which was heard by the Circuit Court in August 2006. The Circuit Court granted our second motion to dismiss the case with prejudice on January 9, 2007. Plaintiffs have appealed the dismissal and briefing on appeal has commenced. We believe that we have substantial defenses to the claims asserted and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to Florida water quality standards. In light of the burden associated with meeting the new requirements, in April 2005 we entered into a consent agreement with the FDEP that allows us to comply with alternate financial tests until May 31, 2009, at which time we will be required to comply with the new rules. There can be no assurance that we will be able to comply with the revised rules during or upon the expiration of the consent agreement.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (“LDEQ”), we requested an exemption, proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our request for an exemption in May 2006. We continue to pursue discussions with LDEQ with respect to our exemption request. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, such as surety bonds or letters of credit, which may not be available to us, or (iii) enter into a compliance order with the agency.

Cubatao Valley, Brazil. The Cubatao Public Prosecution Office in Brazil, jointly with OIKOS—UNIÃO DOS DEFENSORES DA TERRA (Defenders of the Earth Union), filed a lawsuit in the 2nd Civil Court of Cubatao on January 15, 1986 against several companies, including a facility operated by our fertilizer businesses in the Cubatao Valley in Brazil. The plaintiffs seek recovery of damages for the companies’ alleged continuous discharge of pollutants into the atmosphere, which they assert would have caused, among other damage, degradation and the perishing of a considerable part of the vegetation cover in the slopes of the Serra do Mar mountain range. Review of this matter by a court-appointed expert panel is pending. In June 2007, the court issued specific directions regarding the expert panel's review, and we expect its findings should be issued by June of 2008. We have appealed the directions issued by the court because we believe they are contrary to the court's prior decisions in the case. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Parana Public Prosecution Service v. Fospar and IBAMA. The Paraná Public Prosecution Service brought actions in August 1999 and October 1999 in the 1st Federal Court of Paranagua against Fospar and another party seeking to (i) suspend activities that might eliminate mangrove swamp areas near a proposed maritime terminal and bulk pier, (ii) redress environmental damage, (iii) enjoin dredging and certain other activities that could cause an adverse environmental impact on the estuary, and (iv) void environmental licenses and authorizations for the proposed maritime terminal and bulk pier. A federal judge subsequently ordered an expert environmental investigation relating to both cases. Although the results of the investigation were favorable to Fospar, in July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and the other defendant were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar has appealed the monetary aspects of the ruling and the Paraná Public Prosecution Service has filed an appeal requesting dismantling of the maritime terminal and bulk pier and cancellation of licenses and authorizations. Fospar estimates that its liability for these costs, which is pending the appeal, could range from zero to $2.6 million. As of August 31, 2007, no liability has been recorded in connection with this action as management does not consider it probable.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Phosphate Mine Permitting in Florida

The Ona Extension of our Florida Mines. In February 2004, the FDEP issued a Revised Notice of Intent to issue an environmental resource permit for the Ona extension of our phosphate mines in central Florida. Certain counties and other petitioners challenged the issuance of the permit alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the downstream water supply and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (“ALJ”) in 2004 and to a remand hearing in October 2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that the FDEP issue the permit to us with certain conditions which we viewed as acceptable. In the initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of the FDEP issued a Final Order on July 31, 2006 adopting the ALJ’s orders with minor modifications and directed FDEP to issue the permit. The petitioners appealed the Final Order. On March 14, 2007, one of the petitioners, the Peace River Manasota Regional Water Supply Authority, filed a motion with the appellate court requesting that the court relinquish jurisdiction to the FDEP to consider “newly discovered evidence” that was part of a report issued by the FDEP regarding past impacts of development, including mining, within the Peace River basin. The other petitioners joined in the motion. The court granted the motion and relinquished jurisdiction to the FDEP on May 2, 2007. On May 11, 2007, the Sierra Club filed a motion to intervene as a petitioner or to otherwise participate in the relinquishment proceedings. On June 15, 2007, the Secretary of the FDEP issued an order denying the motion by the petitioners to reopen the matter based on newly discovered evidence, concluding that the “new evidence” was not material to the impacts of the Ona mine and would not have changed the result in the initial hearings. The Secretary further denied the Sierra Club’s motion to intervene. The case is pending in the Florida appellate court. We anticipate that the permit will be upheld on appeal and that the appeal process will not adversely affect our future mining plans for the Ona extension.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. The permit application was challenged administratively by certain counties and other plaintiffs, and the FDEP ultimately denied the permit due to certain perceived deficiencies in the application. We made corrections in response to the findings of the FDEP in the course of the administrative challenge, and we renewed the permit application in 2005. The FDEP issued a Notice of Intent in November 2005 stating that it intended to issue the permit. One prior petitioner, Charlotte County, initiated an administrative challenge. In February 2006, the Charlotte County Board of County Commissioners reviewed a proposed settlement of the challenge, and voted to settle the matter if we agreed to certain additional permit conditions. An agreement was reached in May 2006 and the permit was issued as proposed in June 2006. We anticipate receiving a federal wetlands permit from the Army Corps of Engineers. The Manatee County staff drafted a report recommending that the Planning Commission and the Manatee Board of County Commissioners deny the authorizations necessary to mine the Altman Extension. We have been in discussions with the Manatee County staff to address their concerns.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

IMC Salt and Ogden Litigation

In August 2001, a lawsuit styled Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings) was commenced by Madison Dearborn Partners, LLC (“MDP”) in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a non-binding letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. In April 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. The court granted MDP’s motion, and MDP subsequently filed its second amended complaint. In its latest amended complaint, in addition to its preexisting breach of contract and promissory estoppel claims, MDP alleged that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in the non-binding letter of intent, and that MDP suffered damages in relying on the allegedly fraudulent statements. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period that expired on March 21, 2001. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion of the trial, the judge granted Mosaic Global Holdings’ motion for a directed verdict on the fraud claim. On April 11, 2007, the judge ruled in our favor on the promissory estoppel claim and in favor of MDP on the breach of contract claim, awarding MDP approximately $1.9 million in damages. We have appealed the liability finding on the breach of contract claim and MDP has appealed the partial summary judgment described above. The matter will likely be heard by the Illinois Court of Appeals in 2008.

Fosfertil Merger Proceedings

In December 2006, Fosfertil and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil, S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Bunge Fertilizantes, Fertilizantes Ouro Verde S.A. (“Verde”, the parent of Bunge Group), Fosfertil and Fertifos Administracão e Participacão S.A. (Fertifos, the parent holding company of Fosfertil) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. In February 2007, Mosaic Fertilizantes filed a petition with the Brazilian Securities Commission challenging, among other things, the valuation placed by Bunge Fertilizantes on Fosfertil. In December 2006, the Court of Appeals in Sao Paulo, Brazil, granted Mosaic Fertilizantes an injunction that enjoined the general meeting of Fosfertil’s shareholders to vote on the proposed

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger from occurring until the merits of Mosaic Fertilizantes’ lawsuit against Bunge Fertilizantes and the other parties were adjudicated. In February 2007, the Court of Appeals upheld its injunction. In February 2007, Bunge Fertilizantes and Fertilizantes Ouro Verde S.A. filed an appeal with the Supreme Justice Court in Brasilia, Brazil of the decision by the Court of Appeals to uphold the injunction. On March 30, 2007, the Lower Court ruled in favor of Verde, Fosfertil and Fertifos with respect to the validity of corporate actions taken by Fosfertil and Fertifos, lifting the injunction against the general meeting of Fosfertil’s shareholders. Following the Lower Court’s decision, Mosaic Fertilizantes filed an appeal of the decision of the Lower Court, Fosfertil called another meeting of its shareholders and we obtained an injunction from the Court of Appeals to suspend the shareholders’ meeting until the Court of Appeals’ decision on our appeal. In August 2007, the Court of Appeals ruled in our favor, nullifying the actions taken at the April 2006 meeting of shareholders to replace our representatives on the Board of Fertifos and subsequent acts by the Fertifos Board. In October 2007, the Court of Appeals rejected an appeal by Fosfertil, Fertifos, Bunge Fertilizantes and Verde that requested clarification of the decision. Fosfertil, Fertifos, Bunge and Verde may further appeal the decision of the Court of Appeals to the Supreme Court in Brasilia, Brazil. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

Tax Contingencies

Mosaic and our subsidiaries and affiliates are engaged, from time to time, in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes. Our material tax judicial or administrative matters include the following:

Brazilian Tax Matters. Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $28.9 million. We have recorded an accrual of approximately $4.5 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $3.2 million, as of August 31, 2007. In addition, as a result of a change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. As of August 31, 2007, the amount of these excess PIS Cofins tax credits stands at approximately $3.7 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $22.0 million.

Florida Sales and Use Tax. In July 2005, a Notice of Intent to Make Audit Changes (“Notice”) was sent to Cargill Fertilizer, Inc. followed up by a letter by the Florida Department of Revenue (“FDOR”) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), were owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, we assumed the obligations of Cargill Fertilizer, Inc. in the Combination. The July 2005 Notice relates to a sales and use tax audit which has been pending in Florida for several years. We have continued to work with FDOR and, in June 2007, we received an updated proposed audit assessment totaling $10.7 million from the FDOR. Taking into account established accruals, we do not believe that this matter will have a material effect on our results of operations, liquidity or financial condition.

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana,

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997 and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on the unpaid taxes ($4.5 million through August 31, 2007), plus unspecified amounts of penalties and attorneys’ fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. In May 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings’ for interlocutory review of the trial court’s decision denying the exception regarding improper venue. In August 2006, Mosaic Global Holdings filed a motion alleging that the suit was untimely and therefore should be dismissed, with prejudice. That motion was decided in favor of Mosaic on September 17, 2007. Accordingly, a judgment of dismissal will be issued. As of yet, the dismissal is not final. The state has a right to appeal. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

Other Claims

We also have certain other contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims of third parties arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

14. Share-Based Payments

We sponsor one share-based compensation plan. The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), which was approved by shareholders and became effective October 20, 2004 and amended on October 4, 2006, permits the grant of shares and share options to employees for up to 25 million shares of common stock. The Omnibus Plan provides for grants of stock options, restricted stock, restricted stock units, and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the Omnibus Plan. Mosaic settles stock option exercises and restricted stock units with newly issued common shares. The Compensation Committee of the Board of Directors administers the Omnibus Plan subject to the provisions of the Plan and applicable law.

We recorded share-based compensation expense of $3.8 million and $6.3 million for the three months ended August 31, 2007 and 2006, respectively. The components of share-based compensation expense are included primarily in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations.

During the three months ended August 31, 2007, we granted stock options to purchase approximately 0.7 million shares and 0.1 million restricted stock units. The weighted average grant date fair value of stock options and restricted stock units was $18.72 and $40.03, respectively.

During the three months ended August 31, 2006, we granted stock options to purchase approximately 1.7 million shares and 0.5 million restricted stock units. The weighted average grant date fair value of stock options and restricted stock units was $7.31 and $15.45, respectively.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To calculate the fair value of stock options, we use the Black-Scholes option pricing model. A summary of significant assumptions used to estimate the fair value of stock option awards is as follows:

	Three months ended August 31
	2007	2006
Weighted average assumptions used in option valuations:
Expected volatility	40.5%	40.8%
Expected dividends	—	—
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.64%	4.82%

15. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended August 31
(in millions)	2007	2006
Net earnings	$305.5	$109.0
Foreign currency translation adjustment	36.4	(4.1)

	$341.9	$104.9

16. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the relative value of currencies and the impact of fluctuations in the purchase prices of natural gas, ammonia and sulfur consumed in operations, changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes.

We use financial instruments, including forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Operations. One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecasted transactions and measuring their balance sheet exposure in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and zero-cost collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Bolsa de Mercadorias e Futuros and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our foreign currency exchange contracts, commodities contracts and interest rate contracts do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); therefore, unrealized gains and losses are recorded in the Condensed Consolidated Statements of Operations. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases and commodities contracts are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. Unrealized gains or losses used to hedge changes in our financial position are included in the foreign currency transaction (gain) losses line on the Condensed Consolidated Statements of Operations. Below is a table that shows our derivative unrealized gains (losses) related to foreign currency exchange contracts and commodities contracts:

	Three months ended August 31
(in millions)	2007	2006
Foreign currency exchange contracts included in cost of goods sold	$(6.6)	$(7.6)
Commodities contracts in cost of goods sold	(23.5)	8.2
Foreign currency exchange contracts included in foreign currency transaction (gain) loss	(4.1)	—

On June 29, 2007, we prepaid $150.0 million aggregate principal of term loans under our senior secured bank credit facility. In association with the prepayment, we terminated $175.0 million of interest rate swaps and $75.0 million of zero-cost collars at a gain of $1.0 million. As of August 31, 2007, we no longer have any interest rate swaps or zero-cost collars outstanding.

17. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of August 31, 2007, Cargill and certain of its subsidiaries owned approximately 64.7% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of August 31, 2007 the net amount due to Cargill and its affiliates related to these transactions totaled $11.2 million. At May 31, 2007 the net amount due from Cargill and its affiliates was $6.4 million.

Cargill made net equity contributions of $0.1 million to us during the three months ended August 31, 2007 and $2.3 million during fiscal year 2007.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended August 31
(in millions)	2007	2006
Transactions with Cargill and affiliates included in net sales	$59.0	$35.0
Payments to Cargill and affiliates included in cost of goods sold	64.0	26.8
Payments to Cargill and affiliates included in selling, general and administrative expenses	3.6	3.0

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of August 31, 2007 and May 31, 2007, the net amount due from our non-consolidated companies totaled $78.4 million and $87.0 million, respectively.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Condensed Consolidated Statements of Operations included the following transactions with our non-consolidated companies:

	Three months ended August 31
(in millions)	2007	2006
Transactions with non-consolidated companies included in net sales	$3.6	$3.5
Payments to non-consolidated companies included in cost of goods sold	53.3	37.9

18. Business Segments

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

Segment information was as follows:

(in millions)	Phosphates	Potash	Nitrogen	Offshore	Corporate, Eliminations and Other	Total
Three months ended August 31, 2007
Net sales to external customers	$1,091.8	$396.2	$19.3	$495.8	$0.2	$2,003.3
Intersegment net sales	90.7	15.6	15.8	1.7	(123.8)	—

Net sales	1,182.5	411.8	35.1	497.5	(123.6)	2,003.3
Gross margin	353.5	126.6	3.5	51.1	(12.9)	521.8
Operating earnings (loss)	310.2	110.2	1.7	30.1	(2.6)	449.6
Capital expenditures	46.7	28.9	—	6.5	—	82.1
Depreciation, depletion and amortization	47.2	28.7	—	4.0	2.3	82.2
Equity in net earnings (loss) of non-consolidated companies	1.0	—	(3.2)	14.0	—	11.8

Three months ended August 31, 2006
Net sales to external customers	$698.8	$266.4	$20.2	$302.3	$0.9	$1,288.6
Intersegment net sales	90.8	23.7	0.9	1.6	(117.0)	—

Net sales	789.6	290.1	21.1	303.9	(116.1)	1,288.6
Gross margin	109.2	69.4	2.1	13.3	2.3	196.3
Restructuring and other charges	(0.4)	—	—	—	—	(0.4)
Operating earnings (loss)	82.9	60.8	(0.1)	(3.6)	(8.4)	131.6
Capital expenditures	54.9	22.4	—	3.5	4.4	85.2
Depreciation, depletion and amortization	45.4	25.5	—	3.7	0.7	75.3
Equity in net earnings of non-consolidated companies	0.4	—	1.5	2.0	—	3.9

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended August 31
(in millions)	2007	2006
Net sales(a):
India	$419.3	$236.1
Brazil	334.3	202.3
Canpotex(b)	140.8	76.2
Argentina	103.9	51.3
Canada	75.8	35.9
Chile	54.9	29.5
Mexico	36.3	40.2
Colombia	31.4	21.4
Japan	29.3	29.7
Thailand	25.8	19.8
Peru	25.7	10.6
China	17.1	52.0
Other	50.3	76.2

Total foreign countries	1,344.9	881.2
United States	658.4	407.4

Consolidated	$2,003.3	$1,288.6

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers. As this is an equity method investment, we do not reflect the sales of this entity by geographic location.

(in millions)	August 31 2007	May 31 2007
Long-lived assets:
Canada	$3,317.0	$3,438.0
Brazil	389.2	380.5
Other	62.9	62.7

Total foreign countries	3,769.1	3,881.2
United States	3,374.0	3,326.9

Consolidated	$7,143.1	$7,208.1

19. Subsequent Events

Prepayment of Long-Term Debt

On September 28, 2007, we prepaid $300.0 million aggregate principal amount of term loans under our senior secured bank credit facility. The payment consisted of $112.8 million principal amount of term loan A-1 borrowings and $174.3 million principal amount of term loan B borrowings by us and $12.9 million principal amount of term loan A borrowings by our subsidiary, Mosaic Potash Colonsay ULC. After the prepayment, outstanding term loans were reduced to $15.1 million principal amount of term loan A borrowings, $132.0 million principal amount of term loan A-1 borrowings and $203.9 million principal amount of term loan B borrowings. In conjunction with the prepayment, we expect to record a loss on the fair market value adjustment and the deferred financing fees of approximately $1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2007 and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively.

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2007 and 2006:

	Three months ended August 31		2007-2006
(dollars in millions, except per share data)	2007	2006	Change	Percent
Net sales	$2,003.3	$1,288.6	$714.7	55%
Cost of goods sold	1,481.5	1,092.3	389.2	36%

Gross margin	521.8	196.3	325.5	166%
Gross margin percentage	26.0%	15.2%
Selling, general and administrative expenses	66.6	65.7	0.9	1%
Restructuring gain	—	(0.4)	0.4	(100%	)
Other operating (income) expense	5.6	(0.6)	6.2	NM

Operating earnings	449.6	131.6	318.0	242%
Interest expense, net	34.0	40.0	(6.0)	(15%	)
Foreign currency transaction (gain) loss	19.4	(7.3)	26.7	NM
Loss on extinguishment of debt	0.5	—	0.5	NM
Other income	(0.5)	(15.1)	14.6	(97%	)
Provision for income taxes	100.8	7.4	93.4	NM
Equity in net earnings of non-consolidated companies	11.8	3.9	7.9	203%
Minority interests in net earnings of consolidated companies	(1.7)	(1.5)	(0.2)	13%

Net earnings	$305.5	$109.0	$196.5	180%

Diluted net earnings per share	$0.69	$0.25	$0.44	176%
Diluted weighted average number of shares outstanding (in millions)	444.3	438.1

Overview of Consolidated Results for the three months ended August 31, 2007 and 2006

Our net earnings for the fiscal 2008 first quarter ended August 31, 2007 were $305.5 million, or $0.69 per diluted share, compared with net earnings of $109.0 million, or $0.25 per diluted share, for the same period a year ago. The primary factors that affected our first quarter fiscal 2008 results of operations and financial condition are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Our sales and gross margins benefited from demand growth for phosphate and potash fertilizers due to strong agricultural fundamentals. This is partially due to demand growth from countries that have been the traditional drivers for food production such as India and Brazil. In addition, there are new demand drivers as a result of strong growth in the biofuels industry, especially the U.S. ethanol market. As a result of the strong agricultural fundamentals:

•	Our average price for diammonium phosphate fertilizer (“DAP”) rose to $407 per tonne in the first quarter of fiscal 2008 from $251 in the same period of fiscal 2007.

•

Our Potash segment sold 2.1 million tonnes of potash in the first quarter of fiscal 2008 compared to 1.7 million tonnes in the same period of fiscal 2007, when volumes were unfavorably affected by a lack of supply contracts between Canpotex and a large Chinese customer. Our average selling price for potash increased 24% to $160 per tonne compared with $129 per tonne a year ago. Canpotex continues to export potash at very high levels and domestic demand was very strong resulting in low inventories for the industry and tight supplies.

•	Our Offshore segment benefited from lower cost inventory positions taken in the prior fiscal year.

•

We had unrealized mark-to-market derivative losses of $30.1 million for the first quarter of fiscal 2008 which affected the gross margin of our Phosphates and Potash businesses, compared to a gain of $0.6 million in mark-to-market derivatives a year ago. We also had foreign currency transaction losses of $19.4 million in the first quarter of fiscal 2008, compared with foreign currency transaction gains of $7.3 million in the year-ago quarter.

•

We have generated $438.4 million in cash flows from operations in the first quarter of fiscal 2008. Our strong cash flows permitted us to prepay approximately $150 million and approximately $300 million of debt on June 29, 2007 and September 28, 2007, respectively.

•

Income tax expense was $100.8 million resulting in an effective rate of 25.4%. The tax rate was favorably impacted by the substantial increase in profits in the U.S., where we have significant NOL carryforwards. During the quarter, the Company recorded certain tax benefits specific to the quarter totaling $20.4 million. In the first quarter of fiscal 2007, the income tax expense was $7.4 million resulting in an effective rate of 6.5%. The tax rate in the first quarter of fiscal 2007 reflected a benefit from a reduction of Mosaic’s Canadian deferred tax liabilities, as a result of a statutory reduction in the federal corporate tax rate and the elimination of the corporate surtax rate.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and price:

	Three months ended August 31		2007-2006
(dollars in millions, except price per tonne)	2007	2006	Change	Percent
Net sales:
North America	$478.5	$279.4	$199.1	71%
International	704.0	510.2	193.8	38%

Total	1,182.5	789.6	392.9	50%
Cost of goods sold	829.0	680.4	148.6	22%

Gross margin	$353.5	$109.2	$244.3	224%

Gross margin as a percent of net sales	29.9%	13.8%
Sales volume (in thousands of metric tonnes)
Fertilizer(a):
North America	902	463	439	95%
International	1,141	1,614	(473)	(29%	)

Total	2,043	2,077	(34)	(2%	)
Feed	200	218	(18)	(8%	)

Total	2,243	2,295	(52)	(2%	)

Average price per tonne:
DAP (FOB plant)	$407	$251	$156	62%
Average purchase price for key raw materials (Central Florida):
Ammonia (metric tonne)	$326	$301	$25	8%
Sulfur (long ton)	77	72	5	7%

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended August 31, 2007 and 2006

Phosphates’ net sales increased 50% in the first quarter of fiscal 2008, as a result of a sharp increase in phosphate selling prices during the quarter, partially offset by a decline in sales volumes.

Our average DAP price was $407 per tonne in the first quarter of fiscal 2008, an increase of $156 per tonne or 62% compared with the same period last year. Strong agricultural market fundamentals, including tight market supplies and strong demand, led to the sharp increase in DAP prices.

In the first quarter of fiscal 2008, sales volumes of phosphate fertilizer and animal feed ingredients were approximately 2.2 million tones, comparable to 2.3 million tonnes for the same period last year. Sales volumes to North America nearly doubled as the North American market showed a strong year-on-year recovery and Mosaic executed on its plan to grow sales in this region. Sales volumes to international markets declined approximately 29%, due to the increased volume sold in North America.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers outside of the U.S. for us and its other members. Included in our first quarter results in fiscal 2008 is PhosChem revenue from sales of dry concentrate products for its other members of 0.2 million tonnes, equivalent to $112.6 million, compared with 0.3 million tonnes, or $110.5 million for the first quarter in fiscal 2007. In mid-September 2007, CF Industries, a current member of PhosChem, gave a 90-day notice that they intend to withdraw as a member.

Gross margin as a percentage of sales was 29.9% in the first quarter of fiscal 2008 compared to 13.8% of net sales in the same period of fiscal 2007. The increase in gross margin was primarily due to the sharp increases in prices partially offset by higher costs for ammonia and sulfur; higher mining costs, and higher concentrates production costs such as additional major planned maintenance and contract labor costs. Phosphates had unrealized mark-to-market losses of $12.9 million for the first quarter of fiscal 2008 compared with gains of $5.1 million for the first quarter of fiscal 2007.

Phosphates production of DAP and MAP was a combined 2.0 million tonnes for the first quarter of fiscal 2008, compared to 2.1 million tonnes for DAP and MAP for the same period last year.

Our phosphate rock production was 3.7 million tonnes during the first quarters of fiscal 2008 and 2007.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and price:

	Three months ended August 31		2007-2006
(dollars in millions, except price per tonne)	2007	2006	Change	Percent
Net sales:
North America	$236.4	$182.4	$54.0	30%
International	175.4	107.7	67.7	63%

Total	411.8	290.1	121.7	42%
Cost of goods sold	285.2	220.7	64.5	29%

Gross margin	$126.6	$69.4	$57.2	82%

Gross margin as a percent of net sales	30.7%	23.9%
Sales volume (in thousands of metric tonnes)
Fertilizer(a):
North America	789	605	184	30%
International	1,070	833	237	28%

Total	1,859	1,438	421	29%
Non-agricultural (industrial and feed)	225	245	(20)	(8%	)

Total	2,084	1,683	401	24%

Average price per tonne:
Potash (FOB plant)	$160	$129	$31	24%
Exchange rate at quarter-end of the Canadian Dollar (Canadian dollars per U.S. dollar)	$1.056	$1.109

(a)	Excludes tonnes related to a third-party tolling arrangement

Three months ended August 31, 2007 and 2006

Potash net sales were $411.8 million in the first quarter of fiscal 2008 compared to $290.1 million in the same period of fiscal 2007. This net sales increase of 42% in the first quarter of fiscal 2008 resulted from a 24% increase in sales volumes and a 24% increase in selling prices.

Potash sales volumes increased to 2.1 million tonnes in the first quarter of fiscal 2008 compared with 1.7 million tonnes a year ago. The increase in volumes of 24% was a result of strong North American and international agricultural fundamentals. The increase in international demand was due to increases in key countries, including China, Brazil, India and Malaysia. In addition, year ago results were negatively impacted by a delay in Canpotex negotiations with a large Chinese customer.

Potash gross margin as a percent of net sales was 30.7% in the first quarter of fiscal 2008 compared to 23.9% in the same period in fiscal 2007. Gross margin increased as a result of the higher volumes and selling prices, and the effect last year of operating our mines at reduced production levels, partially offset by a change in mark-to-market on derivatives and additional costs this year to manage the brine inflow at our Esterhazy potash mine. In the first quarter of fiscal 2008, we had unrealized mark-to-market derivative losses of $17.2 million compared with losses of $4.5 million in the same period a year-ago. The total brine inflow expenses at our Esterhazy potash mine were approximately $16 million in the first quarter of fiscal 2008 compared with approximately $9 million a year ago.

Average potash prices in the first quarter of fiscal 2008 were $160 per tonne compared to $129 per tonne for the first quarter of fiscal 2007. Approximately 11% of our net sales were to non-agricultural customers during the three months ended August 31, 2007, compared with 15% in the same period in the prior year. Prices to non-agricultural customers generally are based on long-term legacy contracts at prices which were below our average potash selling price.

Potash production was 1.9 million tonnes for the first quarter of fiscal 2008, compared to 1.5 million tonnes for the same period last year. The increase in production tonnes related to the increased capacity at the Esterhazy mine and improved market conditions.

We are currently in the process of expanding capacity at our Belle Plaine and Colonsay mines. The Colonsay expansion is expected to be approximately 225,000 tonnes per year and is currently targeted for completion in 2010 at a capital cost of approximately $25 million. The Belle Plaine expansion is expected to occur in two stages. The first phase is expected to expand capacity by approximately 115,000 tonnes per year by 2010 at a capital cost of approximately $15 million and is also expected to result in significant energy savings. The second phase is currently planned for 2012 with an additional capacity of approximately 360,000 tonnes per year at a capital cost of approximately $75 million. Additional expansions are also under consideration for these two mines.

The functional currency for our Potash segment is the Canadian dollar. A weaker U.S. dollar generally reduces our Potash segment’s sales and margins since most sales contracts are denominated in U.S. dollars. A stronger U.S. dollar has the opposite effect. We generally hedge anticipated currency risk exposure on those Potash sales contracts that are denominated in U.S. dollars. Gains or losses on these hedge contracts, both for open contracts at quarter end (unrealized) and settled contracts (realized), are recorded within cost of goods sold.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, gross margin per metric tonne, and equity in net earnings of non-consolidated companies:

	Three months ended August 31		2007-2006
(dollars in millions, except exchange rates)	2007	2006	Change	Percent
Net sales	$497.5	$303.9	$193.6	64%
Cost of goods sold	446.4	290.6	155.8	54%

Gross margin	$51.1	$13.3	$37.8	284%

Gross margin as a percent of net sales	$10.3%	4.4%
Equity in net earnings of non-consolidated companies:
Fertifos S.A.	$12.1	$0.8	$11.3	1413%
Other subsidiaries	1.9	1.2	0.7	58%

Total	$14.0	$2.0	$12.0	600%

Exchange rate at quarter-end of Brazilian Real (Brazilian reais per U.S. dollar)	R$1.962	R$2.139

Three months ended August 31, 2007 and 2006

Offshore net sales increased $193.6 million or 64% in the first quarter of fiscal 2008 compared with the same period in fiscal 2007, mainly as a result of an increase in selling prices and sales volumes in Brazil, Argentina and India. In the first quarter of fiscal 2008, gross margin increased to $51.1 million, or 10.3% of net sales, compared to $13.3 million, or 4.4% of net sales, for the same period in fiscal 2007. The increase in gross margin was primarily due to inventory gains in Brazil, India and Argentina and improved market conditions. Offshore benefited from lower cost inventory positions taken in the prior fiscal year and the higher gross margin as a result of this situation is unlikely to continue for the remainder of this fiscal year.

Net sales in Brazil increased as a result of higher volumes and selling prices compared to fiscal 2007, driven by higher international prices of fertilizer and market growth. Gross margin increased $19.2 million to $23.4 million in the first quarter of fiscal 2008 compared with the same period a year ago as a result of improved market conditions and inventory gains. Market conditions improved for Brazil’s agricultural sector mainly as a result of the strong global agricultural market, including higher export soybean prices.

The functional currency for our Brazilian affiliate is the Brazilian Real. Mosaic typically finances Brazilian inventory purchases with U.S. dollar denominated liabilities. A weaker U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency gain is recorded in non-operating income (foreign currency transaction (gain)/loss). A stronger U.S dollar has the opposite effect. We generally hedge a portion of this currency exposure. Associated gains or losses on foreign currency contracts are also recorded in non-operating income.

Brazilian farm economics are typically positively affected by rising agricultural commodity prices and negatively impacted by a weaker U.S. dollar. As Brazil is typically an agribusiness export country, a weaker dollar negatively impacts farm income, which typically negatively affects fertilizer volumes and margins. A stronger U.S. dollar has the opposite effect.

In Argentina, gross margin increased $5.5 million to $9.6 million in the first quarter of fiscal 2008 compared with the same period in fiscal 2007 as a result of inventory gains and an increase in sales and margins from our single superphosphate (SSP) plant.

In India, gross margin increased $11.3 million to $11.5 million in the first quarter of fiscal 2008 compared with the same period in fiscal 2007, primarily as a result of inventory gains.

Equity in net earnings of non-consolidated companies increased to $14.0 million for the first quarter of fiscal 2008 compared with $2.0 million in the same period in fiscal 2007. This was mainly the result of improved equity earnings from our investment in Fertifos S.A. and its subsidiary Fosfertil. The increase in equity earnings from Fertifos S.A. and its subsidiary Fosfertil is a result of higher local demand for fertilizer products and increased selling prices because of the strong global agricultural industry fundamentals.

Nitrogen Net Sales and Gross Margin

The following table summarizes Nitrogen net sales, gross margin and equity in net earnings of non-consolidated companies:

	Three months ended August 31		2007-2006
(dollars in millions, except price per tonne)	2007	2006	Change	Percent
Net sales	$35.1	$21.1	$14.0	66%
Cost of goods sold	31.6	19.0	12.6	66%

Gross margin	$3.5	$2.1	$1.4	67%

Gross margin as a percent of net sales	10.0%	10.0%
Equity in net earnings (loss) of non-consolidated companies—Saskferco	$(3.2)	$1.5	$(4.7)	(313%	)

Three months ended August 31, 2007 and 2006

Nitrogen segment net sales were $35.1 million in the first quarter of fiscal 2008 compared to $21.1 million for the same period in fiscal 2007, an increase of $14.0 million. Most of the increase was due to higher sales volume and selling prices for urea.

Nitrogen gross margin was $3.5 million for the three months ended August 31, 2007 compared with $2.1 million for the same period in the prior year. The increase in gross margin was primarily due to higher selling prices for urea. Equity in net earnings of Saskferco decreased $4.7 million during the first quarter of fiscal 2008 which was primarily the result of mark-to-market losses on natural gas derivatives during the current quarter.

Miscellaneous Income and Expense

	Three months ended August 31		2007-2006			Percent of Net Sales
(in millions)	2007	2006	Change	Percent		2007	2006
Selling, general and administrative expenses	$66.6	$65.7	$0.9	1%		3%	5%
Interest expense	40.7	43.4	(2.7)	(6%	)	2%	3%
Interest income	6.7	3.4	3.3	97%		0%	0%

Interest expense, net	34.0	40.0	(6.0)	(15%	)	2%	3%
Foreign currency transaction (gain) loss	19.4	(7.3)	26.7	NM		1%	(1%	)
Other (income) expense	(0.5)	(15.1)	14.6	(97%	)	0%	(1%	)
Equity in net earnings of nonconsolidated companies	11.8	3.9	7.9	203%		1%	0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66.6 million for the three months ended August 31, 2007 compared to $65.7 million for three months ended August 31, 2006.

Interest Expense, net

Interest expense, net of interest income, was $34.0 million for the three months ended August 31, 2007 compared to $40.0 million for the same period in the prior year. The decrease in interest expense for the three months ended August 31, 2007 related primarily to the lower average debt balances as a result of repayments of debt. For further discussion, refer to Note 10 of Notes to our Condensed Consolidated Financial Statements. The increase in interest income for the three months ended August 31, 2007 related to an increase in cash and cash equivalents available for investing.

Foreign Currency Transaction (Gain) Loss

For the three months ended August 31, 2007, we recorded a foreign currency transaction loss of $19.4 million compared with a gain of $7.3 million for the same period in the prior year. The loss was mainly the result of a strengthening of the Canadian dollar on large U.S. dollar denominated intercompany receivables held by our Canadian affiliates. The Canadian dollar is the functional currency for our Potash business which translates its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency. This results in transaction gains or losses reflected in our Condensed Consolidated Statements of Operations. As our intercompany receivables are primarily a non-cash accounting exposure, we generally do not hedge them.

Other (Income) Expense

For the three months ended August 31, 2007, we recorded other expense of $0.5 million compared with other income of $15.1 million for the three months ended August 31, 2006. The change from the first quarter of fiscal 2007 is primarily due to a favorable arbitration award received in July 2006 of $15.3 million that related to an environmental dispute involving IMC prior to the Combination.

Provision for Income Taxes

Quarter Ended August 31	Effective Tax Rate
2007	25.4%
2006	6.5%

Income tax expense was $100.8 million resulting in an effective rate of 25.4%. The tax rate was favorably impacted by the substantial increase in profits in the U.S., where we have significant NOL carryforwards. The first quarter of fiscal 2008 reflects net benefits of $20.4 million which are specific to the quarter and include approximately $18 million related to a foreign tax credit benefit, a benefit from a reduction in the Canadian tax rate of approximately $5 million, a benefit from the release of the U.S. valuation allowance of approximately $6 million, partially offset by a correction of an error of approximately $9 million related to a dividend from a partially owned subsidiary. The first quarter of fiscal 2007 tax rate reflects a benefit of approximately $46 million from a reduction of our Canadian deferred tax liabilities as a result of a statutory reduction in the federal corporate tax rate and the elimination of the corporate surtax rate, a change in the pre-tax profit mix among Mosaic’s business geographies, as well a benefit from the U.S. deferred income tax asset valuation allowance that was reduced due to fiscal 2007 activity.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $11.8 million for the three months ended August 31, 2007, compared with $3.9 million for the same period in fiscal 2007. The increase in equity earnings in fiscal 2008 is primarily due to higher equity earnings from our investments in Fertifos S.A. and its subsidiary Fosfertil.

Critical Accounting Estimates

The Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP. In preparing the Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable by management under the circumstances. Changes in these estimates could have a material effect on our Condensed Consolidated Financial Statements.

Our significant accounting policies can be found in Note 2 to the Condensed Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

During the three months ended August 31, 2007, we reduced our deferred tax valuation allowance as is more fully described in Note 5 to the Condensed Consolidated Financial Statements. We have included our policy related to income taxes and updated it for the events described in Note 5.

Income Taxes

We recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For example, in the first quarter of fiscal 2008, there was a reduction in the future Canadian federal corporate tax rate. In fiscal 2007, there was a reduction in the future Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax for which we recorded a benefit of approximately $46.0 million. A valuation allowance is provided for those deferred income tax assets for which it is more likely than not that the related tax benefits will not be realized, which generally includes significant estimates and assumptions which result from a complex series of judgments about future events. The judgments include evaluating objective evidence, both positive and negative, in determining the need for a valuation allowance. In determining whether a valuation allowance is required, we apply the principles enumerated in SFAS No. 109, “Accounting for Income Taxes”, in the U.S. and each foreign jurisdiction in which a deferred income tax asset is recorded. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits, we will reduce our valuation allowances with either (i) a reduction to goodwill, if the reduction relates to Purchase Accounting Valuation Allowances, or (ii) in all other cases, with a reduction to income tax expense. During the three months ended August 31, 2007, we determined that our valuation allowance for U.S. deferred income tax assets recorded in prior fiscal years is not required. During fiscal year 2008, a reduction of the entire valuation allowance of $279.7 million is expected to be recorded. Approximately $247.5 million of the offset will be a reduction to goodwill and approximately $32.2 million will be a reduction in income tax expense. The reduction of the U.S. valuation allowance was based upon an analysis of our historical cumulative income (loss) position at August 31, 2007, which during the three months ended August 31, 2007 reverted from a cumulative loss to a cumulative profit. Our profitability in the three months ended August 31, 2007, and the quarter ended May 31, 2007, principally due to continued strength in the agricultural markets we serve, provides positive objective evidence to support the reduction. Our recent profitability also enables us to place additional reliance on future forecasted U.S. taxable income, resulting in additional positive support for our conclusion to reduce our valuation allowance.

Effective June 1, 2007, we adopted the provisions of the FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition rules.

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

Operating Activities

Operating activities provided $438.4 million of cash for the three months ended August 31, 2007, an increase of $287.8 million compared to the same period in fiscal 2007. The increase in operating cash flows was primarily due to growth in net earnings, an increase in accrued liabilities related to current customer prepayments partially offset by the payment of incentive accruals and payment of income taxes. In addition, the fiscal 2006 operating cash flows included higher cash interest payments and payments related to restructuring costs.

Investing Activities

Investing activities used $73.7 million of cash for the three months ended August 31, 2007, a decrease of $11.4 million compared to the same period in fiscal 2007. The decrease in cash used by investing activities is mainly the result of proceeds from the sale of our immaterial distribution businesses in Russia and Ukraine and slightly lower capital expenditures for the first three months of fiscal 2008 compared to the same period in the prior year.

Financing Activities

Cash used in financing activities for the three months ended August 31, 2007, was $150.3 million, an increase of $121.4 million compared with the same period in fiscal 2007. The primary reason for the increase in cash flows used in financing activities is the paydown of debt partially offset by increased proceeds from stock options exercised.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information relating to our financing arrangements, including our indebtedness. A more detailed description of our financing arrangements is included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

On June 29, 2007, we prepaid $150.0 million aggregate principal of term loans under our senior secured bank credit facility.

On July 16, 2007, we paid the remaining principal balance of $26.0 million on the Mosaic Global Holdings’ 6.875% Debentures at maturity.

On September 28, 2007 we prepaid $300.0 million aggregate principal amount of term loans under our senior secured bank credit facility.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 14 of the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Obligations

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes”, as of June 1, 2007. The adoption of FIN 48 resulted in the reclassification of $185.9 million for unrecognized tax benefits related to various tax positions which includes penalties and interest. The FIN 48 liability is included in other noncurrent liabilities and was reclassified from other tax accounts. As of August 31, 2007, the unrecognized tax benefit related to various tax positions was $188.4 million which includes penalties and interest. Based on the uncertainties associated with the settlement of these positions, we are unable to make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. For further discussion, refer to Note 5 to our Condensed Consolidated Financial Statements.

Further information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 13 of the Condensed Consolidated Financial Statements.

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

•

estimates of the current volumes of brine inflows at our Esterhazy mine, the available capacity of brine storage reservoirs at the Esterhazy mine, fluctuations in the rate of the brine inflows from time to time, including the possibility that the rate of the brine inflows could materially increase and that any such fluctuations or increases could be material, our expectations regarding the potential efficacy of remedial measures to control the brine inflows, and the level of capital and operating expenditures necessary to control the inflows;

•	accidents involving our operations, including mine fires, additional brine inflows at other mines, and potential explosions or releases of hazardous or volatile chemicals;

•	terrorism or other malicious intentional acts;

•	changes in antitrust and competition laws;

•	the effectiveness of our risk management strategy;

•	actual costs of closures of the South Pierce, Green Bay and Fort Green facilities differing from management’s current estimates;

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

•

our current suboptimal organizational structure in which most of our indebtedness is incurred in the United States while a large part of our earnings and cash flow are generated by our Canadian subsidiaries; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Item 1A of Part II of this 10-Q Report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, changes in freight costs and fluctuations in market prices for our products, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes. See Note 18 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 16 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Interest Rates

Information regarding interest rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Foreign Currency Exchange Rates

At August 31, 2007 and May 31, 2007, the fair values of our foreign currency exchange contracts were $11.1 million and $21.8 million, respectively. The decrease in fair value during the first quarter of fiscal 2008 is primarily due to maturing Canadian dollar contracts being replaced at a lower weighted average rate.

The table below provides information about our foreign exchange derivatives which hedge foreign exchange exposure for our Canadian potash business.

	As of August 31, 2007		As of May 31, 2007
(in millions)	Expected Maturity Date FY 2008	Fair Value	Expected Maturity Date FY 2008	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$439.0	$11.0	$270.5	$19.7
Weighted Average Exchange Rate (Canadian Dollar Per U.S. Dollar)	1.0815		1.1462
Foreign Currency Exchange Collars
Canadian Dollar
Notional (million US$)	$25.0	$0.1	$35.0	$2.1
Weighted Average Participation Rate (Canadian Dollar Per U.S. Dollar)	1.0843		1.1586
Weighted Average Protection Rate (Canadian Dollar Per U.S. Dollar)	1.0410		1.1286

Total Fair Value		$11.1		$21.8

Further information regarding foreign currency exchange rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Commodities

At August 31, 2007 and May 31, 2007, the fair value of our commodities contracts were ($16.8) million and $6.7 million, respectively. The $23.5 million decrease in fair value during the first quarter of fiscal 2008 is primarily due to the cost of natural gas decreasing approximately 34%.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of August 31, 2007			As of May 31, 2007
				Expected Maturity Date FY 2008
	Expected Maturity Date		Fair Value		Fair Value
(in millions)	FY 2008	FY 2009
Natural Gas Swaps
Notional (million gJ)—long	1.5		$(2.0)	2.1	$1.2
Weighted Average Rate (US$/gJ)	$6.13			$6.05
Notional (million gJ)—short	0.6		$1.2	0.7	$0.1
Weighted Average Rate (US$/gJ)	$8.02			$7.71
Notional (million MMBtu)—long	3.5		$(4.6)	3.6	$2.9
Weighted Average Rate (US$/MMBtu)	$7.11			$7.22
Natural Gas 3-Way Collars
Notional (million gJ)	6.5	2.1	$(7.4)	6.6	$0.7
Weighted Average Call Purchased Rate (US$/gJ)	$7.47	$6.77		$7.21
Weighted Average Call Sold Rate (US$/gJ)	$9.23	$8.61		$9.05
Weighted Average Put Sold Rate (US$/gJ)	$6.35	$6.09		$6.07
Notional (million MMBtu)	4.7		$(3.7)	4.6	$1.8
Weighted Average Call Purchased Rate (US$/MMBtu)	$8.41			$7.94
Weighted Average Call Sold Rate (US$/MMBtu)	$10.29			$9.50
Weighted Average Put Sold Rate (US$/MMBtu)	$7.21			$6.84
Natural Gas Fixed Physical Forwards
Notional (million MMBtu)—long	0.1		$(0.4)
Weighted Average Rate (US$/MMBtu)	$7.89
Natural Gas Basis Swap
Notional (million MMBtu)—short NYMEX Henry Hub	1.5		$0.1
Weighted Average Rate (US$/MMBtu)	$1.19

Total Fair Value			$(16.8)		$6.7

Further information regarding commodities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 16 of the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the material weakness in our internal control over the accounting for income taxes. The material weakness is more fully described under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders that is incorporated by reference in Item 9A(b) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The material weakness has not been remediated as of August 31, 2007. This information is incorporated herein by reference.

Management is taking corrective actions to remediate the material weakness, including remediation actions described under “Management’s Report on Internal Control Over Financial Reporting–Remediation of Material Weaknesses–Remediation Plan Related to 2007 10-K Material Weakness” in our annual report to stockholders that is incorporated by reference in Item 9A(b) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. This information is incorporated herein by reference.

(b)	Changes in Internal Control Over financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the fiscal quarter ended August 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 13 of our Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q.

In addition, the Environmental Protection Agency (“EPA”) Region 5 filed an administrative complaint against Mosaic USA LLC d/b/a Mosaic Potash Hersey LLC on October 2, 2006 for alleged violations of Underground Injection Control (“UIC”) program requirements. The complaint alleged that we failed to demonstrate compliance with UIC program mechanical integrity testing requirements applicable to approximately eighteen underground injection wells at our Hersey, Michigan facility. The complaint proposed a civil penalty of approximately $0.2 million for the alleged violations. This matter was settled during the first quarter of fiscal 2008 for $50,000.

ITEM 1A.	RISK FACTORS

Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. We are providing below a description of an additional risk:

Our most important products are global commodities, and we face intense global competition from other fertilizer producers that can affect our prices and volumes.

Our most important products are concentrated phosphate fertilizers, including diammonium phosphate, or DAP, and monoammium phosphate, or MAP, and muriate of potash, or MOP. We sell most of our DAP, MAP and MOP in the form of global commodities. Our sales of these products face intense global competition from other fertilizer producers. Changes in competitors' production or shifts in their marketing focus has in the past significantly affected both the prices at which we sell our products and the volumes that we sell, and are likely to continue to do so in the future. Competitors are more likely to increase their production at times when world agricultural and fertilizer markets are strong, and to focus on sales into regions where their returns are highest. Increases in the global supply of DAP, MAP and MOP or competitors' increased sales into regions in which we have significant sales could adversely affect our prices and volumes. Competitors in the markets for both concentrated phosphate fertilizers and potash have announced plans to expand capacity over the next several years. In addition, in recent months producers of concentrated phosphate fertilizers in China have significantly expanded their export activities. We cannot accurately predict when or whether these capacity expansions will be completed, the future level of Chinese exports of concentrated phosphate fertilizers, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we are able to sell.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 10, 2007

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii	Retirement Compensation Arrangement Trust Agreement between Mosaic Canada ULC (formerly known as IMC Canada Ltd.), Mosaic Potash Esterhazy Limited Partnership (formerly known as IMC Esterhazy Canada Limited Partnership) and Royal Trust Corporation of Canada to provide benefits for certain Canadian employees		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

99.1	Item 9A(b) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007	Items 9A(b) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007*

*	SEC File No. 001-32327