Form 10-Q
period 2007-11-30
MOSAIC CO
filed 2008-01-09
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 443,105,762 common shares as of January 3, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2007	2006	2007	2006
Net sales	$2,195.4	$1,522.0	$4,198.7	$2,810.6
Cost of goods sold	1,572.3	1,361.5	3,053.8	2,453.8

Gross margin	623.1	160.5	1,144.9	356.8
Selling, general and administrative expenses	79.8	70.4	146.4	136.1
Restructuring loss (gain)	10.3	—	10.3	(0.4)
Other operating (income) expense	3.4	(0.6)	9.0	(1.2)

Operating earnings	529.6	90.7	979.2	222.3
Interest expense, net	25.5	36.5	59.5	76.5
Foreign currency transaction (gain) loss	52.4	(19.8)	71.8	(27.1)
Loss on extinguishment of debt	1.6	—	2.1	—
Other income	(2.8)	(1.6)	(3.3)	(16.7)

Earnings from consolidated companies before income taxes	452.9	75.6	849.1	189.6
Provision for income taxes	100.9	24.1	201.7	31.5

Earnings from consolidated companies	352.0	51.5	647.4	158.1
Equity in net earnings of non-consolidated companies	45.5	15.4	57.3	19.3
Minority interests in net earnings of consolidated companies	(3.5)	(1.0)	(5.2)	(2.5)

Net earnings	$394.0	$65.9	$699.5	$174.9

Basic earnings per share	$0.89	$0.15	$1.58	$0.41

Diluted earnings per share	$0.89	$0.15	$1.57	$0.40

Basic weighted average common shares outstanding	442.3	438.1	441.8	428.8

Diluted weighted average common shares outstanding	445.0	439.4	444.5	438.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	November 30, 2007	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$642.2	$420.6
Receivables, net	555.9	516.3
Trade receivables due from Cargill, Incorporated and affiliates	57.7	40.7
Inventories	866.7	787.4
Deferred income taxes	38.2	35.0
Other current assets	117.1	155.5

Total current assets	2,277.8	1,955.5
Property, plant and equipment, net	4,578.2	4,449.4
Investments in nonconsolidated companies	429.3	384.9
Goodwill	2,160.0	2,283.8
Deferred income taxes	168.2	—
Other assets	80.6	90.0

Total assets	$9,694.1	$9,163.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$105.9	$138.6
Current maturities of long-term debt	199.0	403.8
Accounts payable	508.6	423.8
Trade accounts payable due to Cargill, Incorporated and affiliates	6.9	9.7
Cargill prepayments and accrued liabilities	28.1	22.7
Accrued liabilities	490.7	494.6
Accrued income taxes	75.8	100.9
Deferred income taxes	29.0	35.6

Total current liabilities	1,444.0	1,629.7
Long-term debt, less current maturities	1,381.1	1,816.2
Long-term debt-due to Cargill, Incorporated and affiliates	1.5	1.9
Deferred income taxes	588.4	634.4
Other noncurrent liabilities	1,062.7	875.2
Minority interest in consolidated subsidiaries	26.3	22.3
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 442,975,251 and 440,815,272 shares issued and outstanding as of November 30, 2007 and May 31, 2007, respectively	4.4	4.4
Capital in excess of par value	2,365.7	2,318.0
Retained earnings	2,102.1	1,402.6
Accumulated other comprehensive income	717.9	458.9

Total stockholders’ equity	5,190.1	4,183.9

Total liabilities and stockholder’ equity	$9,694.1	$9,163.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30,
	2007	2006
Cash Flows from Operating Activities
Net cash provided by operating activities	$980.9	$300.4
Cash Flows from Investing Activities
Capital expenditures	(161.2)	(122.2)
Proceeds from sale of businesses	7.5	—
Other	0.9	(0.1)

Net cash used in investing activities	(152.8)	(122.3)
Cash Flows from Financing Activities
Payments of short-term debt	(277.0)	(437.1)
Proceeds from issuance of short-term debt	242.9	360.6
Payments of long-term debt	(637.5)	(11.5)
Proceeds from issuance of long-term debt	—	0.3
Proceeds from stock options exercised	37.6	21.9
Contributions from Cargill, Incorporated	1.5	—
Dividend paid to minority shareholder	(3.5)	—

Net cash used in financing activities	(636.0)	(65.8)
Effect of exchange rate changes on cash	29.5	(17.2)

Net change in cash and cash equivalents	221.6	95.1
Cash and cash equivalents—beginning of period	420.6	173.3

Cash and cash equivalents—end of period	$642.2	$268.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$79.4	$106.2
Income taxes	97.0	37.4

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate fertilizer and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate fertilizer. Our Phosphates segment’s results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate fertilizer products around the world for us and PhosChem’s other members. Our share of PhosChem’s sales of dry phosphate fertilizer products is approximately 80% and is eliminated in consolidation.

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

During the second quarter of fiscal 2008, we completed a strategic review in which we identified the Nitrogen business as non-core to our ongoing business. Therefore, based primarily on how our chief operating decision makers view and evaluate the business, we have eliminated the Nitrogen business as a separate reportable segment. The results of the Nitrogen business are now included as part of Corporate, Eliminations, and Other. Accordingly, the prior period comparable results have been updated to reflect our Nitrogen business as a part of Corporate, Eliminations and Other segment for comparability purposes.

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 18 to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of November 30, 2007, our results of operations for the three and six months ended November 30, 2007 and 2006, and cash flows for the six months ended November 30, 2007 and 2006. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Condensed Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management are the determination of the fair value of stock-based awards, the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities, the measurement of restructuring charges, the costs of our employee benefit obligations for pension plans and postretirement benefits, deferred income tax assets and liabilities, including the valuation allowance against deferred income tax assets, and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

Income Taxes

In preparing our Condensed Consolidated Financial Statements, we utilize the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. In determining whether a valuation allowance is required to be recorded, we apply the principles enumerated in SFAS No. 109, “Accounting for Income Taxes,” in the U.S. and each foreign jurisdiction in which a deferred income tax asset is recorded. We consider tax planning strategies, scheduled reversals of temporary differences and factor in the expiration period of our tax carryforwards. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits, we will reduce valuation allowances with either (i) a reduction to goodwill, if the reduction relates to Purchase Accounting Valuation Allowances, or (ii) in all other cases, with a reduction to income tax expense.

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

We reclassified amounts related to interest income that were previously included in other non-operating income to interest expense, net for the period ended November 30, 2006. The reclassification was to conform to a change in the presentation adopted in fiscal 2007. In the November 30, 2006 Condensed Consolidated Statement of Operations, the amount reclassified to interest expense was $8.5 million for the six months ended November 30, 2006 and $5.1 million for the three months ended November 30, 2006. The reclassification was deemed immaterial to the financial statements as it had no effect on net earnings, total stockholders’ equity, total assets or cash flows.

We also reclassified certain amounts from building and leasehold improvements to mineral properties and rights for the May 31, 2007 balances. The balances were reclassified to correct an error in Note 6 of our May 31, 2007 Notes to Consolidated Financial Statements which was caused by account mappings in our new enterprise resource planning system. In Note 6 of our May 31, 2007 Notes to Consolidated Financial Statements, the amounts reclassified from building and leasehold improvements to mineral properties and rights was $94.4 million. The reclassification was deemed immaterial to the financial statements as it had no effect on net earnings, total stockholders’ equity, total assets or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007; however, during the recent quarter, the FASB agreed to a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial asset and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The FASB also intends to clarify disclosure requirements about the fair-value measurements of pension plan assets by plan sponsors and will develop additional guidance on how SFAS 157 applies to liabilities. We are currently reviewing SFAS 157 to determine the impact and materiality of its adoption to the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS 158 also requires the measurement of the funded status of a plan to match that of the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates previously permissible. We applied the recognition provision of SFAS 158 as of May 31, 2007. The measurement provision of SFAS 158 is effective on May 31, 2009. We are currently reviewing the measurement provision requirements to determine the impact and materiality of its adoption to the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of Statement of Financial Accounting Standards No. 115 (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting by permitting entities to choose to measure many eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. SFAS 159 is effective for the Company on June 1, 2008. We are currently reviewing SFAS 159 to determine the impact and materiality of its adoption to the Company.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for the Company’s fiscal year beginning June 1, 2009, with early adoption prohibited. The Company is in the process of evaluating the impact of adoption of SFAS 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest,

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company on June 1, 2009. We are currently reviewing SFAS 160 to determine the impact and materiality of its adoption to the Company.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

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

	Three months ended November 30		Six months ended November 30
(shares in millions)	2007	2006	2007	2006
Basic weighted average common shares outstanding	442.3	438.1	441.8	428.8
Common stock issuable upon vesting of restricted stock awards	0.7	0.5	0.7	0.4
Common stock equivalents	2.0	0.8	2.0	0.6
Common stock issuable upon conversion of preferred stock	—	—	—	8.9

Diluted weighted average common shares outstanding	445.0	439.4	444.5	438.7

A total of 0.7 million shares of common stock subject to stock options for the six months ended November 30, 2007, and 4.9 million and 5.8 million shares for the three and six months ended November 30, 2006, respectively, have been excluded from the computation of diluted EPS, as the effect would be anti-dilutive.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

Income tax expense was $100.9 million and $201.7 million and the effective tax rate was 22.3% and 23.8%, for the three and six months ended November 30, 2007, respectively, and reflected net benefits of $35.9 million and $59.0 million, respectively, which are specific to the periods. For the three and six months ended November 30, 2007, the benefits were primarily driven by our ability to utilize foreign tax credits of $38.8 million and $57.2 million. For the three and six months ended November 30, 2006 we had income tax expense of $24.1 million and $31.5 million and an effective tax rate of 31.9% and 16.6%, respectively. The three months ended November 30, 2006 tax rate included a reduction of the Canadian corporate tax rate as well as less impact of certain losses without a tax benefit. The six months ended November 30, 2006 also included a benefit of $39.0 million from the reduction of the Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax.

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

Prior to fiscal 2008, we had provided a valuation allowance for a portion of our U.S. deferred tax assets and certain non-U.S. deferred tax assets. During the three months ended August 31, 2007, we determined that it is more likely than not that we will realize the benefits of the U.S. deferred tax assets related to NOL carryforwards, alternative minimum tax (“AMT”) credit carryforwards and other deductible temporary differences for which a U.S. valuation allowance had been recorded. Accordingly, of the approximately $276.5 million U.S. valuation allowance at May 31, 2007, approximately $228.7 million will be reversed as a reduction to goodwill and $33.8 million will be reversed as a reduction to tax expense during fiscal 2008. In accordance with Accounting Principles Bulletin Opinion No. 28, “Interim Financial Reporting” (“APB 28”), paragraph 20, and Financial Accounting Standards Board Interpretation No. 18 “Accounting for Income Taxes in Interim Periods: an Interpretation of APB Opinion No. 28”, paragraph 8, the Company is reversing approximately $27.5 million of U.S. valuation allowance that relates to current year income and will reduce income tax expense over the course of fiscal 2008 through the Company’s estimated annual effective tax rate. This is expected to be recorded over each of the quarters of fiscal 2008 as the related income is generated. Approximately $6.3 million of the U.S. valuation allowance is related to future year income and the realizability of deferred tax assets in years beyond fiscal 2008, and in accordance with APB 28, paragraph 20, was recognized in income tax expense in the first quarter of fiscal 2008. In accordance with Emerging Issues Task Force Issue No. 93-7, “Uncertainties Related to Income Taxes in Business Combination,” (EITF 93-7), the recognition of $228.7 million as a reduction to goodwill is required as those benefits arose from the Combination. The reversal of the $228.7 million will result in a reduction of goodwill over the course of fiscal 2008 (consistent with the method used for the valuation allowance that is related to current year income and is being reversed to tax expense as described above (i.e., APB 28, paragraph 20)) since it relates to deferred tax assets acquired. The reversal is expected to be recorded over each of the quarters of fiscal 2008 as the related income is generated. For the six months ended November 30, 2007, we reversed U.S. valuation allowances of approximately $118.9 million to goodwill and $19.8 million to tax expense. To fully realize these benefits we will need taxable income of approximately $3 billion in the U.S. in fiscal 2008 and in future years, prior to expiration of the tax carryforwards.

We continue to carry a valuation allowance of approximately $14 million against U.S. capital loss carryforwards and a valuation allowance of approximately $30 million against certain non-U.S. deferred tax

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets because we have determined that it is not more likely than not that we will realize those deferred tax assets. The $14 million of U.S. capital loss carryforwards will expire at the end of fiscal 2008 if they are not utilized. As a result, the corresponding valuation allowance of approximately $14 million will be eliminated at the time these assets expire. Currently, there is no tax planning strategy that will result in the realization of these capital loss carryforwards. If realized, the approximate $14 million U.S. valuation allowance would be reversed as a reduction to goodwill. The approximate $30 million non-U.S. valuation allowance, if realized, would be recorded as a reduction of tax expense.

Adoption of FIN 48

Effective June 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition rules. The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

The adoption of FIN 48 resulted in the reclassification from other tax accounts of a $200.6 million liability that is included in other noncurrent liabilities.

As of June 1, 2007, we had $235.6 million of unrecognized tax benefits. If recognized, $27.2 million would have an impact on our effective tax rate. Included in the balance of unrecognized tax benefits at June 1, 2007 are $208.4 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded as a result of the Combination in accordance with Emerging Issues Task Force Issue No. 93-7, “Uncertainties Related to Income Taxes in a Business Combination”. During the three and six months ended November 30, 2007, the unrecognized tax benefits increased by $10.3 and $10.9 million respectively. We expect to resolve approximately $33.5 million of unrecognized tax benefits and $5.0 million of gross interest accrued on such unrecognized benefits, within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. This policy did not change as a result of the adoption of FIN 48. Interest and penalties accrued in our Condensed Consolidated Balance Sheet at June 1, 2007 and November 30, 2007 are $15.0 million and $29.3 million respectively and are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. Interest and penalties recognized in our Condensed Consolidated Statement of Operations totaled $10.9 and $12.6 million for the three and six months ended November 30, 2007.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the Internal Revenue Service and Canadian Revenue Agency for the fiscal years 2004 to 2006 and 2001 to 2002, respectively. Based on the information available at November 30, 2007, we do not anticipate significant additional changes to our unrecognized tax benefits as a result of these examinations.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consist of the following:

(in millions)	November 30 2007	May 31 2007
Raw materials	$16.7	$9.7
Work in process	152.1	138.8
Finished goods	581.3	529.0
Operating materials and supplies	116.6	109.9

	$866.7	$787.4

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	November 30 2007	May 31 2007
Land	$185.4	$182.2
Mineral properties and rights	1,995.8	1,893.6
Buildings and leasehold improvements	1,202.0	1,153.1
Machinery and equipment	2,779.2	2,586.2
Construction in-progress	227.6	263.9

	6,390.0	6,079.0
Less: accumulated depreciation, depletion and amortization	1,811.8	1,629.6

	$4,578.2	$4,449.4

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the six months ended November 30, 2007 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2007	$723.7	$1,560.1	$2,283.8
Income tax adjustment	(68.7)	(114.7)	(183.4)
Foreign currency translation	—	59.6	59.6

Balance as of November 30, 2007	$655.0	$1,505.0	$2,160.0

The Company has recorded adjustments to goodwill during fiscal 2008 which are related to the reversal of tax valuation allowances and other purchase accounting adjustments for income tax-related amounts.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of November 30, 2007, we have estimated the maximum potential future payment under the guarantees to be $34.7 million. The fair value of these guarantees is immaterial to the financial statements at November 30, 2007 and May 31, 2007.

Asset Divestiture Indemnities. We have entered into agreements relating to the sale of various businesses in prior years which include certain indemnification rights granted to the purchasers of these businesses. These indemnification rights are contingent commitments, primarily related to specified environmental matters and legal proceedings pending as of the date the businesses were sold. The majority of these indemnification rights do not have a set term, but exist so long as the underlying matters to which they relate remain pending. As of November 30, 2007, for those matters where a dollar amount is estimable, we have estimated the maximum potential future payments we could be required to make under these indemnification rights to be $2.5 million. We have recorded a liability of $1.4 million for the fair value of these guarantees as of November 30, 2007 and May 31, 2007, respectively. We could not make an estimate for certain matters due to their current status. The sale agreements also customarily contain indemnifications to the purchasers for breaches of representations or warranties made by our selling entity, which are intended to protect the purchasers against specified types of undisclosed risks. In some cases, these general indemnities do not limit the duration of our obligations to perform under them. Our maximum potential exposure under these arrangements can range from a specified dollar amount to an unlimited amount, depending on the transaction. We do not believe that we currently have any material liability relating to these routine indemnification obligations.

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

10. Financing Arrangements

Short Term Debt

Short-term debt consists of the revolving credit facility under our restated senior secured bank credit agreement (“Restated Credit Agreement”), a revolving line of credit that funds working capital (including receivables) of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phoschem, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $105.9 million and $138.6 million as of November 30, 2007 and May 31, 2007, respectively. The weighted average interest rate on short-term borrowings was 6.6% as of November 30, 2007 and May 31, 2007.

We had no outstanding borrowings under the revolving credit facility as of November 30, 2007 and May 31, 2007, respectively. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $86.2 million and $102.7 million as of November 30, 2007 and May 31, 2007, respectively. The net available borrowings under the revolving credit facility as of November 30, 2007 and May 31, 2007 were approximately $363.8 million and $347.3 million, respectively. Unused commitment fees of $0.4 million and $0.3 million were expensed during each of the fiscal quarters ended November 30, 2007 and 2006, respectively. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%.

On November 30, 2007, Phosphate Chemicals Export Association, Inc. (“PhosChem”) entered into a revolving line of credit providing for borrowings of up to $55.0 million through November 29, 2009 to fund its working capital (including receivables). The revolving line of credit supports PhosChem’s funding of its purchases of crop nutrients from us and other PhosChem members and is with recourse to PhosChem but not to us. The line of credit is secured by PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. Outstanding borrowings under the line of credit bear interest at the prime rate plus 1.0% or LIBOR plus 0.7%, at PhosChem’s election. PhosChem did not have outstanding debt under the revolving line of credit as of November 30, 2007. The revolving line of credit replaced a prior $55.0 million receivables purchase facility, which PhosChem terminated in connection with entering into the new line of credit. The outstanding principal under the terminated receivables purchase facility was $28.0 million at May 31, 2007 and is included in short-term borrowings.

The remainder of the short-term borrowings balance consisted of lines of credit relating to our Offshore segment and other short-term borrowings. As of November 30, 2007, these borrowings bear interest rates between 5.3% and 9.0%. As of November 30, 2007 and May 31, 2007, $105.9 million and $110.6 million, respectively, were outstanding.

Long-Term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

As of November 30, 2007 and May 31, 2007, we had $202.5 million and $807.3 million, respectively, outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facility bears interest at LIBOR plus 1.50%-1.75%.

On June 29, 2007, September 28, 2007 and October 29, 2007, we prepaid $150.0 million, $300 million and $150.0 million, respectively, aggregate principal amount of term loans under our senior secured bank credit facility.

We have two industrial revenue bonds which total $42.1 million as of November 30, 2007 and May 31, 2007, respectively. As of November 30, 2007, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $33.3 million and $38.5 million as of November 30, 2007 and May 31, 2007, respectively. As of November 30, 2007, the secured notes bear interest rates between 5.6% and 10.8%. The maturity dates range from 2007 to 2010.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have several unsecured notes which total $986.3 million and $987.9 million as of November 30, 2007 and May 31, 2007, respectively. As of November 30, 2007, the unsecured notes bear interest rates between 7.0% and 10.9%. The maturity dates range from 2008 to 2016.

We have several unsecured debentures which total $264.4 million and $290.7 million as of November 30, 2007 and May 31, 2007, respectively. As of November 30, 2007, the unsecured debentures bear interest rates between 7.3% and 9.5%. The maturity dates range from 2011 to 2028.

On July 16, 2007, we paid the remaining principal balance of $26.0 million on the Mosaic Global Holdings’ 6.875% Debentures due 2007 at maturity.

The remainder of the long-term debt balance relates to capital leases and fixed asset financings, variable rate loans, and other types of debt. As of November 30, 2007 and May 31, 2007, $51.5 million and $53.5 million, respectively, were outstanding.

As of November 30, 2007, Mosaic had at least $552.5 million available for restricted payments, including the payment of cash dividends with respect to its common stock, under the covenants limiting the payment of dividends in the indenture relating to the senior notes due 2014 and 2016 (the “New Senior Notes”), and $150.3 million available for the payment of cash dividends with respect to its common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

Registration Rights Agreements for New Senior Notes

As part of a refinancing that was consummated on December 1, 2006, Mosaic issued and sold the New Senior Notes, consisting of $475.0 million aggregate principal amount of 7.375% senior notes due 2014 and $475.0 million aggregate principal amount of 7.625% senior notes due 2016, to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the “Securities Act”), and to non-U.S. persons in reliance on Regulation S under the Securities Act. The New Senior Notes were not registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

In connection with the issuance of the New Senior Notes, Mosaic entered into registration rights agreements with the initial purchasers of the New Senior Notes pursuant to which, in general and subject to, among other things, the exception described below:

•

Mosaic agreed to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement under the Securities Act relating to an offer to exchange the New Senior Notes for an issue of notes registered under the Securities Act, with terms identical to those of the New Senior Notes;

•	following the effective date of such registration statement, Mosaic agreed to offer to exchange the New Senior Notes for such registered notes;

•	Mosaic agreed to use reasonable best efforts to cause to become effective a shelf registration for resale of each series of the New Senior Notes under any of the following circumstances:

•	if interpretations of the staff of the SEC did not permit Mosaic to effect the exchange offers;

•	if the exchange offers were not completed by December 1, 2007; or

•	under certain circumstances, at the request of the initial purchasers of the New Senior Notes;

provided that effectiveness of a shelf registration was in no event required prior to December 1, 2007;

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

if such an exchange offer were not completed (or, if required, the shelf registration statement were not declared effective) on or before December 1, 2007 with respect to either series of the New Senior Notes, the annual interest rate on such series of New Senior Notes would increase by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum for each subsequent 90-day period, up to an additional rate of 1.00% per annum, until the exchange offer was completed (or, if required, the shelf registration statement was declared effective).

The Securities Act and the rules and regulations of the SEC thereunder require any such registration statement and subsequent periodic reports by Mosaic under the Securities Exchange Act of 1934 to include condensed consolidating financial information for Mosaic, the subsidiary guarantors of the New Senior Notes and the subsidiary non-guarantors of the New Senior Notes. As a result of certain challenges and transitional issues associated with the implementation of Mosaic’s new enterprise resource planning system, using reasonable best efforts Mosaic has been unable to produce the required condensed consolidating financial information, or to file a registration statement relating to an offer to exchange the New Senior Notes or a shelf registration for resale of the New Senior Notes.

The registration rights agreements also provide that Mosaic’s obligations (i) to offer to exchange the New Senior Notes for an issue of notes registered under the Securities Act, (ii) to file a shelf registration under the Securities Act and (iii) to pay the increased interest rate discussed above in the event an exchange offer was not completed (or a shelf registration statement was not declared effective) by December 1, 2007, terminates when the New Senior Notes are eligible to be sold pursuant to Rule 144(k) (or any similar provision then in force, but not Rule 144A) under the Securities Act. Pursuant to amendments to Rule 144 adopted by the SEC effective February 15, 2008, the New Senior Notes will be eligible to be sold pursuant to successor provisions to Rule 144(k) effective February 15, 2008. In light of these rule amendments, Mosaic’s obligations to offer to exchange the New Senior Notes for an issue of notes registered under the Securities Act or to file a shelf registration statement will expire before Mosaic is able to furnish the condensed consolidating financial information required to file the registration statement for an exchange offer or a shelf registration statement, and, accordingly, Mosaic will not make any such exchange offer or file such a shelf registration statement. In addition, Mosaic’s obligation to pay the increased interest rate discussed above will expire on February 14, 2008.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2007	$541.5
Liabilities incurred	17.4
Liabilities settled	(44.5)
Accretion expense	15.9
Revision in estimated cash flows	5.2

Asset retirement obligation, November 30, 2007	535.5
Less current portion	75.6

$459.9

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

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Service cost	$1.7	$1.8	$3.4	$3.6
Interest cost	7.9	7.9	15.8	15.8
Expected return on plan assets	(9.3)	(8.5)	(18.6)	(17.0)

Net periodic cost	$0.3	$1.2	$0.6	$2.4

	Post-retirement Benefit Plans
	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	1.6	1.6	3.2	3.2

Net periodic cost	$1.8	$1.9	$3.6	$3.8

Based on an actuarial assessment, we estimate that contributions will be approximately $25 million to our pension plans and approximately $12 million to our other post-retirement benefit plans in fiscal year 2008. During the three and six months ended November 30, 2007, we contributed $4.5 and $10.0 million to our pension plans, respectively, and $1.1 and $2.6 million to our post-retirement benefit plans, respectively. During the three and six months ended November 30, 2006, we contributed $7.9 and $14.8 million to our pension plans, respectively, and $2.2 and $4.2 million to our post-retirement benefit plans, respectively.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject. These proceedings include environmental, tax and other matters. Tax matters typically relate to matters other than income taxes.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $14.5 million and $16.7 million at November 30, 2007 and May 31, 2007, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

Hutchinson, Kansas Sinkhole. In January 2005, a 210-foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole to prevent further expansion. We also settled claims from BNSF Railway Company related to actions to protect its railroad tracks for $0.5 million. In July 2006, KDHE requested further information regarding future monitoring of the sinkhole and steps taken to ensure the long term stability of the sinkhole. KDHE also requested that we investigate the potential for subsidence or collapse at approximately 20 to 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties and roadways. We submitted a report to KDHE providing the requested information regarding future sinkhole monitoring and stability. With KDHE approval, we also initiated a trial microgravity investigation at one of the former wells in June 2007 to investigate the potential for subsidence or collapse. In September 2007, KDHE advised us that the microgravity results did not, in KDHE’s view, produce sufficient information regarding the subsurface conditions associated with the former wells. KDHE requested that, in lieu of further microgravity assessments, we initiate sonar assessment of the former wells under a Consent Order. We are currently in discussions with KDHE regarding a proposal we have made to conduct an initial sonar investigation at several of the former wells under a Letter of Understanding. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop or further investigation at the site reveals subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

EPA RCRA Initiative. The U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Clean Air Act New Source Review. In January 2006 and March 2007, EPA Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Requests, and are engaged in

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ongoing discussions with EPA representatives to resolve this matter. We have established accruals to address penalties that might be sought by the EPA as well as defense costs and expenses. Although the resolution of this matter also may require capital improvements at significant cost, at this stage of these proceedings, we cannot determine what modifications will be necessary and whether the outcome of this matter will have a material effect on our business or financial condition.

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

In September 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint, which arises out of the sudden release of phosphoric acid process water from our Riverview facility described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic as part of the Combination. The strict liability counts relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs amended their complaint, and we filed an additional motion to dismiss which was heard by the Circuit Court in August 2006. The Circuit Court granted our second motion to dismiss the case with prejudice on January 9, 2007. Plaintiffs have appealed the dismissal to the Florida Second District Court of Appeal. We believe that we have substantial defenses to the claims asserted and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our ARO’s, which are discussed in Note 11 of our Condensed Consolidated Financial Statements. In contrast, the financial assurance requirements in Florida and Louisiana are based on the undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet/income statement criteria, referred to as the financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems located in Florida that impose financial assurance requirements that are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to Florida water quality standards. In light of the burden that would have been associated with meeting the new requirements at that time, in April 2005 we entered into a consent agreement with the FDEP that allows us to comply with alternate financial tests until the consent agreement expires (May 31, 2009, unless extended), at which time we will be required to comply with the new rules. Although there can be no assurance that we will be able to comply with the revised rules during or upon the expiration of the consent agreement, if current trends in our results of operations, cash flows and financial condition continue, we do not expect that compliance will have a material effect on our results of operations, liquidity or capital resources.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (“LDEQ”), we requested an exemption, proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our request for an exemption in May 2006. We continue to pursue discussions with LDEQ with respect to our exemption request. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, which may include surety bonds, letters of credit and cash escrows or a combination thereof, currently in an amount of approximately $144.2 million, or (iii) enter into a compliance order with the agency. In light of our current cash balances and access to borrowings, letters of credit and surety bonds, we do not expect that compliance with current or alternative requirements will have a material affect on our results of operations, liquidity or capital resources.

Cubatao Valley, Brazil. The Cubatao Public Prosecution Office in Brazil, jointly with OIKOS—UNIÃO DOS DEFENSORES DA TERRA (Defenders of the Earth Union), filed a lawsuit in the 2nd Civil Court of Cubatao on January 15, 1986 against several companies, including a facility operated by our fertilizer businesses in the Cubatao Valley in Brazil. The plaintiffs seek recovery of damages for the companies’ alleged continuous discharge of pollutants into the atmosphere, which they assert would have caused, among other damage, degradation and the perishing of a considerable part of the vegetation cover in the slopes of the Serra do Mar mountain range. Review of this matter by a court-appointed expert panel is pending. In June 2007, the court issued specific directions regarding the expert panel’s review, and we expect its findings should be issued by June of 2008. Our appeal of the directions issued by the court because we believe they are contrary to the court’s prior decisions in the case was not accepted by the Court of Sao Paulo State and we have appealed to the Supreme Court. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

Parana Public Prosecution Service v. Fospar and IBAMA. The Paraná Public Prosecution Service brought actions in August 1999 and October 1999 in the 1st Federal Court of Paranagua against Fospar and another party seeking to (i) suspend activities that might eliminate mangrove swamp areas near a proposed maritime terminal and bulk pier, (ii) redress environmental damage, (iii) enjoin dredging and certain other activities that could cause an adverse environmental impact on the estuary, and (iv) void environmental licenses and authorizations for the proposed maritime terminal and bulk pier. A federal judge subsequently ordered an expert environmental

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investigation relating to both cases. Although the results of the investigation were favorable to Fospar, in July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and the other defendant were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar has appealed the monetary aspects of the ruling and the Paraná Public Prosecution Service has filed an appeal requesting dismantling of the maritime terminal and bulk pier and cancellation of licenses and authorizations. Fospar estimates that its liability for these costs, which is pending the appeal, could range from zero to $2.9 million. As of November 30, 2007, no liability has been recorded in connection with this action as management does not consider it probable.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMC Salt and Ogden Litigation

In August 2001, Madison Dearborn Partners, LLC (“MDP”) filed a lawsuit, Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings), in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a non-binding letter of intent for the sale of the Salt and Ogden businesses to MDP. Mosaic Global Holdings sold the Salt and Ogden businesses to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. In April 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. The court granted MDP’s motion, and MDP subsequently filed its second amended complaint. In its latest amended complaint, in addition to its preexisting breach of contract and promissory estoppel claims, MDP alleged that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in the non-binding letter of intent, and that MDP suffered damages in relying on the allegedly fraudulent statements. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period that expired on March 21, 2001. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion of the trial, the judge

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted Mosaic Global Holdings’ motion for a directed verdict on the fraud claim. On April 11, 2007, the judge ruled in our favor on the promissory estoppel claim and in favor of MDP on the breach of contract claim, awarding MDP approximately $1.9 million in damages. We have appealed the liability finding on the breach of contract claim and MDP has appealed the partial summary judgment described above. The matter will likely be heard by the Illinois Court of Appeals in 2008.

Fosfertil Merger Proceedings

In December 2006, Fosfertil and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil, S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Bunge Fertilizantes, Fertilizantes Ouro Verde S.A. (“Verde”, the parent of Bunge Group), Fosfertil and Fertifos Administracão e Participacão S.A. (Fertifos, the parent holding company of Fosfertil) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. In February 2007, Mosaic Fertilizantes filed a petition with the Brazilian Securities Commission challenging, among other things, the valuation placed by Bunge Fertilizantes on Fosfertil. In December 2006, the Court of Appeals in Sao Paulo, Brazil, granted Mosaic Fertilizantes an injunction that enjoined the general meeting of Fosfertil’s shareholders to vote on the proposed merger from occurring until the merits of Mosaic Fertilizantes’ lawsuit against Bunge Fertilizantes and the other parties were adjudicated. In February 2007, the Court of Appeals upheld its injunction. In February 2007, Bunge Fertilizantes and Verde filed an appeal with the Supreme Justice Court in Brasilia, Brazil of the decision by the Court of Appeals to uphold the injunction. On March 30, 2007, the Lower Court ruled in favor of Verde, Fosfertil and Fertifos with respect to the validity of corporate actions taken by Fosfertil and Fertifos, lifting the injunction against the general meeting of Fosfertil’s shareholders. Following the Lower Court’s decision, Mosaic Fertilizantes filed an appeal of the decision of the Lower Court, Fosfertil called another meeting of its shareholders and we obtained an injunction from the Court of Appeals to suspend the shareholders’ meeting until the Court of Appeals’ decision on our appeal. In August 2007, the Court of Appeals ruled in our favor, nullifying the actions taken at the April 2006 meeting of shareholders to replace our representatives on the Board of Fertifos and subsequent acts by the Fertifos Board. In October 2007, the Court of Appeals rejected an appeal by Fosfertil, Fertifos, Bunge Fertilizantes and Verde that requested clarification of the decision. Fosfertil, Fertifos, Bunge and Verde have appealed the decision of the Court of Appeals to the Supreme Courts in Brasilia, Brazil, and we intend to vigorously defend the decision of the Court of Appeals. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

Tax Contingencies

Mosaic and our subsidiaries and affiliates are engaged, from time to time, in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes. Our material tax judicial or administrative matters include the following:

Brazilian Tax Matters. Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $33.6 million. We have recorded an accrual of approximately

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.0 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $3.5 million, as of November 30, 2007. In addition, as a result of a change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. As of November 30, 2007, the amount of these excess PIS Cofins tax credits stands at approximately $3.2 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $26.9 million.

Florida Sales and Use Tax. In July 2005, a Notice of Intent to Make Audit Changes (“Notice”) was sent to Cargill Fertilizer, Inc. followed by a letter by the Florida Department of Revenue (“FDOR”) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), were owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, we assumed the obligations of Cargill Fertilizer, Inc. in the Combination. The July 2005 Notice relates to a sales and use tax audit which has been pending in Florida for several years. We have continued to work with FDOR and, as of November 30, 2007, we estimate a total assessment of approximately $3.7 million, of which $2.0 million has been paid.

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997 and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on the unpaid taxes ($4.6 million through November 30, 2007), plus unspecified amounts of penalties and attorneys’ fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. In May 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings for interlocutory review of the trial court’s decision denying the exception regarding improper venue. In August 2006, Mosaic Global Holdings filed a motion alleging that the suit was untimely and therefore should be dismissed, with prejudice. That motion was decided in favor of Mosaic Global Holdings on September 17, 2007. The judgment of dismissal was signed on October 22, 2007. On November 28, 2007 the state filed an appeal. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participate in the Omnibus Plan. Mosaic settles stock option exercises and restricted stock units with newly issued common shares. The Compensation Committee of the Board of Directors administers the Omnibus Plan subject to the provisions of the Plan and applicable law.

We recorded share-based compensation expense of $4.6 million and $8.4 million for the three and six months ended November 30, 2007, respectively, and $5.3 and $11.6 million for the three and six months ended November 30, 2006, respectively. The components of share-based compensation expense are included primarily in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations.

We granted approximately 0.7 million stock options and 0.1 million restricted stock units during the six months ended November 30, 2007. The weighted average grant date fair value of stock options and restricted stock units was $18.72 and $40.03, respectively.

We granted approximately 1.7 million stock options and 0.5 million restricted stock units during the six months ended November 30, 2006. The weighted average grant date fair value of stock options and restricted stock units was $7.97 and $15.62, respectively.

To calculate the fair value of stock options, we use the Black-Scholes option pricing model. A summary of significant assumptions used to estimate the fair value of stock option awards is as follows:

	Six months ended November 30
	2007	2006
Weighted average assumptions used in option valuations:
Expected volatility	40.5%	40.8%
Expected dividends	—	—
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.64%	4.82%

Cash received from options exercised under all share-based payment arrangements for the six months ended November 30, 2007 and November 30, 2006 was $37.6 million and $21.9 million, respectively.

15. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Net earnings	$394.0	$65.9	$699.5	$174.9
Foreign currency translation adjustment	228.1	(88.3)	264.5	(92.4)
Minimum pension liability adjustment	9.6	—	9.6	—
Deferred tax adjustment	(15.1)	—	(15.1)	—

	$616.6	$(22.4)	$958.5	$82.5

16. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the relative value of currencies and the impact of fluctuations in the purchase prices of natural gas, ammonia and sulfur consumed in operations, changes in ocean freight costs as well as changes in the market value of our financial instruments. We

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity prices, but not for speculative purposes.

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

We use forward purchase contracts, swaps and zero-cost collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability. Our foreign currency exchange contracts, commodities contracts and interest rate contracts do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); therefore, unrealized gains and losses are recorded in the Condensed Consolidated Statements of Operations. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases and commodities contracts are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. Unrealized gains or losses used to hedge changes in our financial position are included in the foreign currency transaction (gains) losses line on the Condensed Consolidated Statements of Operations. Below is a table that shows our derivative unrealized (gains) losses related to foreign currency exchange contracts and commodities contracts:

	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Foreign currency exchange contracts included in cost of goods sold	$4.3	$9.6	$10.9	$17.2
Commodities contracts in cost of goods sold	(9.2)	(11.4)	14.2	(19.6)
Foreign currency exchange contracts included in foreign currency transaction (gain) loss	6.6	1.0	10.7	1.0

On June 29, 2007, we prepaid $150.0 million aggregate principal of term loans under our senior secured bank credit facility. In association with the prepayment, we terminated $175.0 million of interest rate swaps and $75.0 million of zero-cost collars at a gain of $1.0 million. As of November 30, 2007, we had no interest rate swaps or zero-cost collars outstanding.

17. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of November 30, 2007, Cargill and certain of its subsidiaries owned approximately 64.5% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2007 the net amount due to Cargill and its affiliates related to these transactions totaled $21.2 million. At May 31, 2007 the net amount due from Cargill and its affiliates was $6.4 million.

Cargill made net equity contributions of $1.5 million to us during the six months ended November 30, 2007 and $2.3 million during fiscal year 2007.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Transactions with Cargill and affiliates included in net sales	$56.1	$73.3	$115.2	$108.3
Payments to Cargill and affiliates included in cost of goods sold	81.0	10.1	145.1	36.9
Payments to Cargill and affiliates included in selling, general and administrative expenses	4.1	2.8	8.0	5.8

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of November 30, 2007 and May 31, 2007, the net amount due from our non-consolidated companies totaled $23.5 million and $87.0 million, respectively.

The Condensed Consolidated Statements of Operations included the following transactions with our non-consolidated companies:

	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Transactions with non-consolidated companies included in net sales	$137.1	$2.2	$284.5	$5.7
Payments to non-consolidated companies included in cost of goods sold	87.0	62.9	166.8	118.7

18. Business Segments

The reportable segments are determined by management based upon factors such as different technologies, different market dynamics, and for which segment financial information is available. For a description of the business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. During the second quarter of fiscal 2008, we completed a strategic review in which we identified the Nitrogen business as non-core to our ongoing business. Therefore, based primarily on how our chief operating decision makers view and evaluate our operations, we have eliminated the Nitrogen business as a separate reportable segment. The results of the Nitrogen business are now included as part of Corporate, Eliminations, and Other. Accordingly, the prior period comparable results have been updated to reflect our Nitrogen business as a part of Corporate, Eliminations and Other segment for comparability purposes. The Corporate, Eliminations and Other segment primarily represents activities associated with our Nitrogen distribution business, equity in net earnings from our 50% ownership interest in Saskferco Products Inc., a

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Saskatchewan-based producer of nitrogen-based fertilizers and animal feed ingredients, unallocated corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment. Segment information was as follows:

(in millions)	Phosphates	Potash	Offshore	Corporate, Eliminations and Other	Total
Three months ended November 30, 2007
Net sales to external customers	$1,106.4	$415.4	$641.3	$32.3	$2,195.4
Intersegment net sales	124.4	16.2	3.0	(143.6)	—

Net sales	1,230.8	431.6	644.3	(111.3)	2,195.4
Gross margin	397.6	175.2	50.1	0.2	623.1
Restructuring loss	10.3	—	—	—	10.3
Operating earnings (loss)	346.8	161.2	25.7	(4.1)	529.6
Capital expenditures	31.1	43.2	3.3	1.5	79.1
Depreciation, depletion and amortization	47.5	30.1	4.5	2.4	84.5
Equity in net earnings of non-consolidated companies	0.7	—	20.8	24.0	45.5

Three months ended November 30, 2006
Net sales to external customers	$678.0	$330.1	$496.9	$17.0	$1,522.0
Intersegment net sales	85.9	22.0	3.0	(110.9)	—

Net sales	763.9	352.1	499.9	(93.9)	1,522.0
Gross margin	35.9	88.4	23.8	12.4	160.5
Operating earnings	5.1	78.2	4.5	2.9	90.7
Capital expenditures	7.8	15.3	2.1	7.5	32.7
Depreciation, depletion and amortization	43.5	30.2	3.9	1.2	78.8
Equity in net earnings of non-consolidated companies	0.3	—	5.9	9.2	15.4

Six months ended November 30, 2007
Net sales to external customers	$2,198.2	$811.6	$1,137.1	$51.8	$4,198.7
Intersegment net sales	215.1	31.8	4.7	(251.6)	—

Net sales	2,413.3	843.4	1,141.8	(199.8)	4,198.7
Gross margin	751.1	301.8	101.2	(9.2)	1,144.9
Restructuring loss	10.3	—	—	—	10.3
Operating earnings (loss)	657.0	271.4	55.8	(5.0)	979.2
Capital expenditures	77.8	72.1	9.8	1.5	161.2
Depreciation, depletion and amortization	94.7	58.8	8.5	4.7	166.7
Equity in net earnings of non-consolidated companies	1.7	—	34.8	20.8	57.3

Six months ended November 30, 2006
Net sales to external customers	$1,376.8	$596.5	$799.2	$38.1	$2,810.6
Intersegment net sales	176.7	45.7	4.6	(227.0)	—

Net sales	1,553.5	642.2	803.8	(188.9)	2,810.6
Gross margin	145.1	157.8	37.1	16.8	356.8
Restructuring gain	(0.4)	—	—	—	(0.4)
Operating earnings (loss)	88.0	139.0	0.9	(5.6)	222.3
Capital expenditures	62.7	42.0	5.6	11.9	122.2
Depreciation, depletion and amortization	88.9	55.7	7.6	1.9	154.1
Equity in net earnings of non-consolidated companies	0.7	—	7.9	10.7	19.3

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended November 30		Six months ended November 30
(in millions)	2007	2006	2007	2006
Net sales(a):
India	$458.6	$243.7	$877.9	$479.7
Brazil	404.1	244.6	738.4	447.0
Canpotex(b)	123.4	101.7	264.2	178.0
Canada	114.0	59.6	189.8	95.5
Argentina	68.9	50.4	172.8	101.6
Chile	60.5	35.3	115.4	64.8
Japan	52.5	25.9	81.8	55.6
Mexico	38.6	31.3	74.9	71.5
Australia	37.5	17.1	38.7	28.0
Colombia	30.8	19.3	62.2	40.7
Thailand	30.3	9.8	56.1	29.6
China	22.1	78.3	39.2	130.2
Other	67.6	204.3	142.4	280.3

Total foreign countries	1,508.9	1,121.3	2,853.8	2,002.5
United States	686.5	400.7	1,344.9	808.1

Consolidated	$2,195.4	$1,522.0	$4,198.7	$2,810.6

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers. As this is an equity method investment, we do not reflect the sales of this entity by geographic location.

19. Subsequent Events

Reduction in Canadian Income Tax Rates

In December 2007, the Canadian government enacted legislation to reduce the Canadian federal corporate tax rate. This will be phased in through fiscal 2013 and is expected to result in a reduction of net deferred tax liabilities to the Company of approximately $30 million, which will be recorded as a corresponding reduction in income tax expense in the third quarter of fiscal 2008.

Prepayment of Long-Term Debt

On December 31, 2007, we prepaid $150.0 million aggregate principal amount of term loans under our senior secured bank credit facility. The payment consisted of $56.4 million principal amount of term loan A-1 borrowings and $87.1 million principal amount of term loan B borrowings by us and $6.5 million principal amount of term loan A borrowings by our subsidiary, Mosaic Potash Colonsay ULC. After the prepayment, outstanding term loans were reduced to $2.2 million principal amount of term loan A borrowings, $19.2 million principal amount of term loan A-1 borrowings and $29.6 million principal amount of term loan B borrowings. These principal amounts are included in current maturities of long-term debt at November 30, 2007. In conjunction with the prepayment, we expect to record a loss on fair market value adjustment and deferred financing fees of approximately $0.5 million.

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

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2007 and 2006:

	Three months ended November 30		2007-2006			Six months ended November 30		2007-2006
(dollars in millions, except per share data)	2007	2006	Change	Percent		2007	2006	Change	Percent
Net sales	$2,195.4	$1,522.0	$673.4	44%		$4,198.7	$2,810.6	$1,388.1	49%
Cost of goods sold	1,572.3	1,361.5	210.8	15%		3,053.8	2,453.8	600.0	24%

Gross margin	623.1	160.5	462.6	288%		1,144.9	356.8	788.1	221%
Gross margin percentage	28.4%	10.5%				27.3%	12.7%
Selling, general and administrative expenses	79.8	70.4	9.4	13%		146.4	136.1	10.3	8%
Restructuring loss (gain)	10.3	—	10.3	NM		10.3	(0.4)	10.7	NM
Other operating (income) expense	3.4	(0.6)	4.0	NM		9.0	(1.2)	10.2	NM

Operating earnings	529.6	90.7	438.9	484%		979.2	222.3	756.9	340%
Interest expense, net	25.5	36.5	(11.0)	(30%	)	59.5	76.5	(17.0)	(22%	)
Foreign currency transaction (gain) loss	52.4	(19.8)	72.2	NM		71.8	(27.1)	98.9	NM
Loss on extinguishment of debt	1.6	—	1.6	NM		2.1	—	2.1	NM
Other income	(2.8)	(1.6)	1.2	75%		(3.3)	(16.7)	(13.4)	(80%	)
Provision for income taxes	100.9	24.1	76.8	319%		201.7	31.5	170.2	540%
Equity in net earnings of non-consolidated companies	45.5	15.4	30.1	195%		57.3	19.3	38.0	197%
Minority interests in net earnings of consolidated companies	(3.5)	(1.0)	(2.5)	(250%	)	(5.2)	(2.5)	(2.7)	(108%	)

Net earnings	$394.0	$65.9	$328.1	498%		$699.5	$174.9	$524.6	300%

Diluted net earnings per share	$0.89	$0.15	$0.74	493%		$1.57	$0.40	$1.17	293%
Diluted weighted average number of shares outstanding (in millions)	445.0	439.4				444.5	438.7

Overview of Consolidated Results for the three months ended November 30, 2007 and 2006

Our net earnings for the fiscal 2008 second quarter ended November 30, 2007 were $394.0 million, or $0.89 per diluted share, compared with net earnings of $65.9 million, or $0.15 per diluted share, for the same period a year ago. The more significant factors that affected our second quarter fiscal 2008 results of operations and financial condition are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Our net sales and gross margins have exceeded historic levels due to strong fertilizer prices, robust global demand and tight market supplies within the industry, partially offset by higher raw material costs. The world’s population continues to grow and the demand for more protein rich food in developing nations such as China and India along with high crop prices for farmers and strong growth in the biofuels industry, especially the U.S. ethanol market, have all contributed to strong global demand.

•

Our average selling price for diammonium phosphate fertilizer (“DAP”) increased 72% to $417 per tonne in the second quarter of fiscal 2008 from $243 per tonne in the same period of fiscal 2007. The average DAP price has continued to increase in the third quarter.

•

Our average selling price for potash increased 20% to $171 per tonne in the second quarter of fiscal 2008 from $142 per tonne in the same period of fiscal 2007. The average selling price for potash has continued to increase in the third quarter.

•	Our Offshore segment benefited again this quarter from lower cost inventory positions taken in prior periods and higher selling prices.

•

Increasing raw material costs for sulfur and ammonia have and will continue to adversely impact our gross margins. Our average cost for sulfur increased to $102 per long tonne in the second quarter of fiscal 2008 from $66 in the same period of fiscal 2007.

•

We had foreign currency transaction losses of $52.4 million in the second quarter of fiscal 2008, compared with foreign currency transaction gains of $19.8 million in the year-ago quarter. These losses in fiscal 2008 were mainly due to the effect of a strengthening Canadian dollar on large U.S. dollar denominated intercompany receivables, intercompany loans, and cash held by our Canadian subsidiaries. As our intercompany receivables and intercompany loans are primarily a non-cash accounting exposure, we generally do not hedge them.

•	Equity earnings in our non-consolidated subsidiaries were $45.5 million in the second quarter of fiscal 2008 compared with $15.4 million a year ago.

•

Income tax expense was $100.9 million resulting in an effective tax rate of 22.3%. During the quarter, the Company recorded certain tax benefits specific to the quarter totaling $35.9 million which was primarily driven by our ability to utilize foreign tax credits. In the second quarter of fiscal 2007, income tax expense was $24.1 million resulting in an effective tax rate of 31.9%.

•	We generated $542.5 million in cash flows from operations in the second quarter of fiscal 2008.

Overview of Consolidated Results for the six months ended November 30, 2007 and 2006

Our net earnings for the six months ended November 30, 2007 were $699.5 million, or $1.57 per diluted share, compared with net earnings of $174.9 million, or $0.40 per diluted share, for the same period a year ago. The more significant factors that affected our six months ended November 30, 2007 results of operations and financial condition are consistent with the factors that affected our second quarter fiscal 2008 results of operations and financial condition and are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Our net sales and gross margins reached historic levels due to the same factors noted above for the three months ended November 30, 2007.

•	Our average selling price for DAP increased 67% to $413 per tonne in the fiscal 2008 year-to-date period from $247 per tonne in the same period of fiscal 2007.

•

Our average selling price for potash increased 21% to $164 per tonne in fiscal 2008 year-to-date period compared with $136 per tonne in the same period a year ago. Our Potash segment volumes were up as the fiscal 2007 first quarter was negatively impacted by delayed negotiations with a large Chinese customer.

•	Our Offshore segment benefited from higher selling prices and lower cost inventory positions taken in prior periods.

•

Increasing raw material costs for sulfur and ammonia have and will continue to impact our gross margins. Our average cost for sulfur increased to $89 per long tonne in the fiscal 2008 year-to-date period from $69 per long tonne in the same period of fiscal 2007.

•

We had unrealized mark-to-market derivative losses of $25.1 million for the six months ended November 30, 2007 which affected the gross margin of our Phosphates and Potash businesses, compared to $2.4 million in mark-to-market derivatives gains in fiscal 2007.

•

We also had foreign currency transaction losses of $71.8 million in the six months ended November 30, 2007, compared with foreign currency transaction gains of $27.1 million in the prior year. These losses in fiscal 2008 were mainly the result of a strengthening Canadian dollar on large U.S. dollar denominated intercompany receivables, intercompany loans, and cash held by our Canadian subsidiaries.

•	Equity earnings in our non-consolidated subsidiaries were $57.3 million in the six months ended November 30, 2007 compared with $19.3 million from a year ago.

•

For the six months ended November 30, 2007, income tax expense was $201.7 million resulting in an effective tax rate of 23.8%. During the six months ended November 30, 2007, the Company recorded certain tax benefits specific to the period totaling $59.0 million which was primarily driven by our ability to utilize foreign tax credits. For the six months ended November 30, 2006, income tax expense was $31.5 million resulting in an effective tax rate of 16.6% which reflected $36.5 million tax benefits specific to the period.

•

We generated $980.9 million in cash flows from operations in the six months ended November 30, 2007 compared with $300.4 million in the year-ago period. Our strong cash flows allowed us to prepay $1 billion of debt from May 1, 2007 to December 31, 2007.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and price:

	Three months ended November 30		2007-2006			Six months ended November 30		2007-2006
(dollars in millions, except price per tonne)	2007	2006	Change	Percent		2007	2006	Change	Percent
Net sales:
North America	$489.7	$244.2	$245.5	101%		$968.2	$523.6	$444.6	85%
International	741.1	519.7	221.4	43%		1,445.1	1,029.9	415.2	40%

Total	1,230.8	763.9	466.9	61%		2,413.3	1,553.5	859.8	55%
Cost of goods sold	833.2	728.0	105.2	14%		1,662.2	1,408.4	253.8	18%

Gross margin	$397.6	$35.9	$361.7	1008%		$751.1	$145.1	$606.0	418%

Gross margin as a percent of net sales	32.3%	4.7%				31.1%	9.3%
Sales volume (in thousands of metric tonnes)
Fertilizer(a) :
North America	845	496	349	70%		1,747	957	790	83%
International	1,201	1,594	(393)	(25%	)	2,342	3,209	(867)	(27%	)

Total	2,046	2,090	(44)	(2%	)	4,089	4,166	(77)	(2%	)
Feed	234	211	23	11%		434	430	4	1%

Total	2,280	2,301	(21)	(1%	)	4,523	4,596	(73)	(2%	)

Average price per tonne:
DAP (FOB plant)	$417	$243	$174	72%		$413	$247	$166	67%
Average purchase price for key raw materials (Central Florida):
Ammonia (metric tonne)	$316	$309	$7	2%		$321	$305	$16	5%
Sulfur (long ton)	102	66	36	55%		89	69	20	29%

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended November 30, 2007 and 2006

Phosphate’s net sales increased $466.9 million or 61% in the second quarter of fiscal 2008, as a result of a significant increase in phosphate selling prices.

Our average DAP price was $417 per tonne in the second quarter of fiscal 2008, an increase of $174 per tonne or 72% compared with the same period last year. The average DAP price continued to increase in the third quarter. Strong agricultural market fundamentals, including strong demand and tight fertilizer market supplies, led to the significant increase in DAP prices.

Sales volumes of phosphate fertilizer and animal feed ingredients were consistent at 2.3 million tonnes for the second quarters of fiscal 2008 and 2007. Volumes to North America increased approximately 70% as North America exhibited strong demand growth and Mosaic executed on its plan to grow sales in this region. Sales volumes to international locations declined approximately 25%, due to the increased volume sold into North America.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers outside of the U.S. for us and its other members. Included in our second quarter results in fiscal 2008 is PhosChem revenue from sales of dry concentrate products for its other members of 0.2 million tonnes, equivalent to $110.2 million, compared with 0.3 million tonnes, or $75.3 million, for the second quarter in fiscal 2007. CF Industries, Inc. withdrew as a member of PhosChem on November 30, 2007.

Gross margin as a percentage of sales was 32.3% in the second quarter of fiscal 2008 compared to 4.7% of net sales in the same period of fiscal 2007. The increase in gross margin as a percentage of sales was primarily due to the significant increase in selling prices partially offset by higher costs for sulfur and ammonia. Sulfur costs continue to rise due to a high demand and low supply for the commodity. Due to limited availability of sulfur, we expect increasing difficulty in securing adequate supplies to meet our full production needs in the third quarter of fiscal 2008. We do not expect sulfur supplies to have any material impact on sales volume in the third quarter of fiscal 2008, but higher sulfur costs will pressure phosphates gross margin in the third quarter compared to the second quarter. Phosphates had unrealized mark-to-market gains on natural gas derivatives of $6.0 million for the second quarter of fiscal 2008 compared with gains of $7.2 million for the second quarter of fiscal 2007.

Phosphates’ production of dry concentrates was approximately 2.0 million tonnes for the second quarter of fiscal 2008 and 2007.

Our phosphate rock production was 3.6 million tonnes during the second quarter of fiscal 2008, compared to 3.2 million tonnes for the same period last year. The increase in phosphate rock production was primarily due to the Wingate mine operating during the second quarter of fiscal 2008, while it was idle during the same period of the prior year.

Six months ended November 30, 2007 and 2006

Phosphates’ net sales increased $859.8 million or 55% in the first six months of fiscal 2008, as a result of a significant increase in phosphate selling prices, partially offset by a slight decline in sales volume. Phosphates’ sales volumes were comparable for the six months ended November 30, 2008 and 2007 at approximately 4.5 million tonnes. The average price of DAP increased to $413 per tonne, an increase of $166 per tonne compared with the same period in the prior fiscal year. Our average feed phosphate price increased by about 13% in the first six months of fiscal 2008 compared with the same period a year ago as a result of strong agricultural fundamentals. PhosChem revenue from sales of dry concentrate products for its other members of 0.5 million tonnes, equivalent to $222.8 million, is included in our first six months of fiscal 2008 results compared with 0.6 million tonnes, or $159.0 million, a year ago.

Gross margin as a percentage of sales increased from 9.3% in the first six months of fiscal 2007 to 31.1% for the same period in fiscal 2008. The increase in gross margin was primarily a result of increased selling prices partially offset by higher sulfur and ammonia raw material costs, as well as higher electricity and contract labor costs. In addition, Phosphates had unrealized mark-to-market losses on natural gas derivatives of $6.9 million for the six months ended in fiscal 2008 compared with gains of $12.3 million for the six months ended in fiscal 2007.

Our phosphate rock production was 7.3 million tonnes during the first six months of fiscal 2008 compared with 6.8 million tonnes for the same period a year ago. Phosphates production of dry concentrates was a combined 4.0 million tonnes for the first half of fiscal 2008, compared to 3.9 million tonnes for the same period last year.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and price:

	Three months ended November 30		2007-2006			Six months ended November 30		2007-2006
(dollars in millions, except price per tonne)	2007	2006	Change	Percent		2007	2006	Change	Percent
Net sales:
North America	$280.1	$231.9	$48.2	21%		$516.5	$414.3	$102.2	25%
International	151.5	120.2	31.3	26%		326.9	227.9	99.0	43%

Total	431.6	352.1	79.5	23%		843.4	642.2	201.2	31%
Cost of goods sold	256.4	263.7	(7.3)	(3%	)	541.6	484.4	57.2	12%

Gross margin	$175.2	$88.4	$86.8	98%		$301.8	$157.8	$144.0	91%

Gross margin as a percent of net sales	40.6%	25.1%				35.8%	24.6%
Sales volume (in thousands of metric tonnes)
Fertilizer(a) :
North America	789	836	(47)	(6%	)	1,578	1,457	121	8%
International	948	901	47	5%		2,018	1,733	285	16%

Total	1,737	1,737	—	0%		3,596	3,190	406	13%
Non-agricultural (industrial and feed)	279	213	66	31%		504	430	74	17%

Total	2,016	1,950	66	3%		4,100	3,620	480	13%

Average price per tonne:
Potash (FOB plant)	$171	$142	$29	20%		$164	$136	$28	21%
Exchange rate at quarter-end of the Canadian Dollar (Canadian dollars per U.S. dollar)	$0.999	$1.141				$0.999	$1.141

(a)	Excludes tonnes related to a third-party tolling arrangement

Three months ended November 30, 2007 and 2006

Potash net sales were $431.6 million in the second quarter of fiscal 2008 compared to $352.1 million in the same period of fiscal 2007. This net sales increase of 23% in the second quarter of fiscal 2008 resulted primarily from a 20% increase in average selling prices and a slight increase in volumes. The average selling price continued to increase in the third quarter. The selling price increases were due to strong North American and international agricultural fundamentals.

Potash gross margin as a percent of net sales was 40.6% in the second quarter of fiscal 2008 compared to 25.1% in the same period in fiscal 2007. Gross margin as a percentage of net sales increased primarily as a result of the higher selling prices and realized gains on foreign currency derivative contracts partially offset by costs that are denominated in Canadian dollars which are higher as a result of the weakening of the U.S. dollar and additional costs this year to manage the brine inflow at our Esterhazy potash mine. In the second quarter of fiscal 2008, we had unrealized mark-to-market derivative losses on natural gas and foreign currency derivatives of $1.0 million compared with losses of $6.4 million in the same period a year-ago. The brine inflow at our Esterhazy potash mine had a gross margin impact of approximately $12.8 million in the second quarter of fiscal 2008 compared with approximately $6.4 million a year ago.

Average potash prices in the second quarter of fiscal 2008 were $171 per tonne compared to $142 per tonne for the second quarter of fiscal 2007. Approximately 14% of our net sales were to non-agricultural customers during the three months ended November 30, 2007, compared with 11% in the same period in the prior year. Prices to non-agricultural customers generally are based on long-term legacy contracts at prices which were below our average potash selling price. We recently renegotiated our contract with a key non-agricultural customer to reflect market-based pricing.

Potash production was comparable at approximately 1.9 million tonnes for the second quarter of fiscal 2008 and 2007. During the second quarter of fiscal 2008, production at the Company’s Esterhazy, Sasketchewan mine was temporarily adversely affected by the failure of a bearing on a new hoist installed last year as part of our expansion of the Esterhazy mine, and accordingly, our second quarter fiscal 2008 results did not fully reflect the benefit of the expansion.

We have several expansions underway at our existing potash mine sites which we believe are cost effective.

An expansion at our Colonsay mine is expected to occur in two stages. The first phase is expected to expand capacity to approximately 200,000 tonnes per year and is currently targeted for completion in 2010 at a capital cost of approximately $20 million. The second phase is expected to add 360,000 tonnes by 2012 at $120 million.

An expansion of our Belle Plaine mine will occur in three stages. The first phase is expected to expand capacity by approximately 120,000 tonnes per year by 2010 at a capital cost of $15 million and is also expected to result in significant energy savings. The second phase is currently planned for completion in 2011 with an expected additional capacity of approximately 360,000 tonnes per year at a capital cost of approximately $75 million. The third phase is expected to add 270,000 tonnes of capacity per year by 2012 at a capital cost of approximately $100 million.

Additionally, approximately 1.3 million tonnes of annual capacity will revert back to us upon expiration of a third party tolling agreement at our Esterhazy mine. This tolling agreement will expire within the next few years, with the precise timing currently under review. We are also planning another expansion at our Esterhazy mine that will add an estimated 450,000 tonnes by 2013 at an expected cost of approximately $90 million.

Additional expansions are also under consideration for our potash operations.

The functional currency for our Potash segment is the Canadian dollar. A weaker U.S. dollar generally reduces our Potash segment’s margins since most sales contracts are denominated in U.S. dollars while our costs are primarily denominated in Canadian dollars. A stronger U.S. dollar has the opposite effect. We generally hedge anticipated currency risk exposure on those Potash sales contracts that are denominated in U.S. dollars. Gains or losses on these hedge contracts, both for open contracts at quarter end (unrealized) and settled contracts (realized), are recorded within cost of goods sold.

Six months ended November 30, 2007 and 2006

Potash’s net sales increased 31% in the first six months of fiscal 2008 compared to fiscal 2007 primarily due to increased selling prices and sales volumes. Potash sales volumes increased to 4.1 million tonnes in the first six months of fiscal 2008 compared with 3.6 million tonnes a year ago, primarily as a result of increased international demand, which was negatively impacted in the first quarter of fiscal 2007 by a delay in Canpotex negotiations with a large Chinese customer. The average potash sales price was 21% higher during the first half of fiscal 2008 compared to fiscal 2007. Potash production increased from 3.3 million tonnes in the year-ago period to 3.7 million tonnes.

Potash gross margin as a percent of sales increased from 24.6% in the first six months of fiscal 2007 to 35.8% in the same period in fiscal 2008. The increase in gross margin as a percentage of sales was primarily the result of higher selling prices, partially offset by higher plant spending due to additional costs to manage the brine inflow at our Esterhazy mine and certain other costs.

The brine inflow at our Esterhazy potash mine had a negative gross margin impact of approximately $24.8 million in the first six months of fiscal 2008 compared with approximately $12.7 million a year ago.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, gross margin as a percentage of net sales and equity in net earnings of non-consolidated companies:

	Three months ended November 30		2007-2006		Six months ended November 30		2007-2006
(dollars in millions, except exchange rates)	2007	2006	Change	Percent	2007	2006	Change	Percent
Net sales	$644.3	$499.9	$144.4	29%	$1,141.8	$803.8	$338.0	42%
Cost of goods sold	594.2	476.1	118.1	25%	1,040.6	766.7	273.9	36%

Gross margin	$50.1	$23.8	$26.3	111%	$101.2	$37.1	$64.1	173%

Gross margin as a percent of net sales	7.8%	4.8%			8.9%	4.6%
Equity in net earnings of non-consolidated companies:
Fertifos S.A.	$18.8	$5.7	$13.1	230%	$30.9	$6.5	$24.4	375%
Other non-consolidated companies	2.0	0.2	1.8	900%	3.9	1.4	2.5	179%

Total	$20.8	$5.9	$14.9	253%	$34.8	$7.9	$26.9	341%

Exchange rate at quarter-end of Brazilian Real (Brazilian reais per U.S. dollar)	R$1.784	R$2.167			R$1.784	R$2.167

Three months ended November 30, 2007 and 2006

Offshore net sales increased $144.4 million or 29% in the second quarter of fiscal 2008 compared with the same period in fiscal 2007, mainly as a result of an increase in selling prices partially offset by a decrease in sales volumes. In the second quarter of fiscal 2008, gross margin increased to $50.1 million, or 7.8% of net sales, compared to $23.8 million, or 4.8% of net sales, for the same period in fiscal 2007. The increase in gross margin as a percentage of sales was primarily due to Brazil and Argentina benefitting from lower cost inventory positions taken prior to the current quarter and the increased selling prices.

Net sales in Brazil increased by 56% in the second quarter of fiscal 2008 compared with the same period in fiscal 2007 as a result of higher selling prices compared to fiscal 2007, driven by higher international prices of fertilizer and market growth. Gross margin in Brazil increased $10.5 million to $21.7 million in the second quarter of fiscal 2008 compared with the same period a year ago as a result of improved market conditions and inventory gains. Market conditions improved for Brazil’s agricultural sector mainly as a result of the strong global agricultural market, including higher export soybean prices.

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

In Argentina, gross margin increased $8.5 million to $14.0 million in the second quarter of fiscal 2008 compared with the same period in fiscal 2007 as a result of lower cost inventory positions and an increase in selling prices of single superphosphate (“SSP”). We began production of SSP in Argentina during the first quarter of fiscal 2007.

Equity in net earnings of non-consolidated companies increased to $20.8 million for the second quarter of fiscal 2008 compared with $5.9 million in the same period in fiscal 2007. This was mainly the result of improved equity earnings from our investment in Fertifos S.A. and its subsidiary Fosfertil. The increase in equity earnings from Fertifos S.A. and its subsidiary Fosfertil is a result of higher local demand for fertilizer products and increased selling prices because of the increase in international fertilizer selling prices.

Six months ended November 30, 2007 and 2006

Offshore net sales increased $338.0 million, or 42% in the first six months of fiscal 2008, compared with the same period in fiscal 2007, mainly as a result of an increase in selling prices slightly offset by a decrease in sales volumes. In the first half of fiscal 2008, gross margin increased to $101.2 million, or 8.9% of net sales, compared to $37.1 million, or 4.6% of net sales, for the same period in fiscal 2007. The increase in gross margin is primarily due to an improved gross margin in Brazil, Argentina, and India.

In Brazil, net sales increased 74% compared to fiscal 2007, driven by higher selling prices and increased demand. Gross margin increased $29.7 million to $45.0 million in the first six months of fiscal 2008 compared with the same period a year ago. The increase in gross margin was primarily due to increased selling prices along with realizing the benefit of lower cost inventory positions taken in prior periods.

In Argentina, gross margin increased $14.0 million to $23.6 million in the first six months of fiscal 2008. Our SSP plant, with a capacity of 240,000 tonnes per year, began production during the first six months of 2007. The increase in gross margin was primarily a result of realizing the benefit of lower cost inventory positions taken in prior periods and an increase in sales and margins from our SSP plant.

In India, gross margin increased $15.9 million to $15.9 million in the first six months of fiscal 2008 as compared to the same period in fiscal 2007. The increase in gross margin was a result of higher selling prices and lower cost inventory positions.

Equity in net earnings of non-consolidated companies increased to $34.8 million for the first six months of fiscal 2008 compared with $7.9 million in the same period in fiscal 2007. This was mainly the result of higher equity earnings from our investment in Fertifos S.A., and its subsidiary Fosfertil S.A.

Other Income Statement Items

	Three months ended November 30		2007-2006		Percent of Net Sales
(in millions)	2007	2006	Change	Percent	2007	2006
Selling, general and administrative expenses	$79.8	$70.4	$9.4	13%	4%	5%
Restructuring (gain) loss	10.3	—	10.3	NM	0%	0%
Interest expense	33.3	41.6	(8.3)	(20%)	2%	3%
Interest income	7.8	5.1	2.7	53%	0%	0%

Interest expense, net	25.5	36.5	(11.0)	(30%)	1%	2%
Foreign currency transaction (gain) loss	52.4	(19.8)	72.2	NM	2%	1%
Other (income) expense	(2.8)	(1.6)	1.2	75%	0%	0%
Equity in net earnings of nonconsolidated companies	45.5	15.4	30.1	195%	2%	1%

	Six months ended November 30		2007-2006		Percent of Net Sales
(in millions)	2007	2006	Change	Percent	2007	2006
Selling, general and administrative expenses	$146.4	$136.1	$10.3	8%	3%	5%
Restructuring (gain) loss	10.3	(0.4)	10.7	NM	0%	0%
Interest expense	74.0	85.0	(11.0)	(13%)	2%	3%
Interest income	14.5	8.5	6.0	71%	0%	0%

Interest expense, net	59.5	76.5	(17.0)	(22%)	1%	3%
Foreign currency transaction (gain) loss	71.8	(27.1)	98.9	NM	2%	1%
Other (income) expense	(3.3)	(16.7)	(13.4)	(80%)	0%	1%
Equity in net earnings of nonconsolidated companies	57.3	19.3	38.0	197%	1%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.8 and $146.4 million for the three and six months ended November 30, 2007, respectively, compared to $70.4 and $136.1 million for the three and six months ended November 30, 2006, respectively. The increase in selling, general and administrative expenses for the three and six months ended November 30, 2007 compared to November 30, 2006 was primarily the result of higher incentive compensation accruals, post-implementation and depreciation costs related to our enterprise resource planning (“ERP”) system, and external consulting fees.

Restructuring (Gain) Loss

During the three and six months ended November 30, 2007, we had a restructuring loss which related to a revision in our estimated cash flows for ARO’s of previously closed facilities of approximately $10.3 million.

Interest Expense, net

Interest expense, net of interest income, was $25.5 and $59.5 million for the three and six months ended November 30, 2007, respectively, compared to $36.5 and $76.5 million for the three and six months ended November 30, 2006, respectively. The decrease in interest expense for the three and six months ended November 30, 2007 related primarily to the lower average debt balances as a result of repayments of debt. For further discussion, refer to Note 10 of our Notes to Condensed Consolidated Financial Statements. The increase in interest income for the three and six months ended November 30, 2007 related to an increase in cash and cash equivalents as a result of our strong operating results.

Foreign Currency Transaction (Gain) Loss

For the three and six months ended November 30, 2007, we recorded a foreign currency transaction loss of $52.4 million and $71.8 million, respectively, compared with gains of $19.8 million and $27.1 million for the same periods in the prior year. The losses for the three and six months ended November 30, 2007 were mainly the result of a strengthening Canadian dollar on large U.S. dollar denominated intercompany receivables, intercompany loans, and cash held by our Canadian affiliates. The Canadian dollar is the functional currency for our Potash business which translates its U.S. dollar denominated balance sheet accounts to its Canadian dollar functional currency. This results in transaction gains or losses reflected in our Condensed Consolidated Statements of Operations. As our intercompany receivables and intercompany loans are primarily a non-cash accounting exposure, we generally do not hedge them.

Other (Income) Expense

For the three and six months ended November 30, 2007, we recorded other income of $2.8 million and $3.3 million, respectively, compared with other income of $1.6 million and $16.7 million for the three and six months ended November 30, 2006, respectively. The other income for the six months ended November 30, 2006 is primarily the result of a favorable arbitration award received in July 2006 of $15.3 million that related to an environmental dispute involving IMC prior to the Combination.

Provision for Income Taxes

Quarter Ended November 30	Effective Tax Rate
2007	22.3%
2006	31.9%

Six Months Ended November 30	Effective Tax Rate
2007	23.8%
2006	16.6%

Income tax expense was $100.9 million and $201.7 million and the effective tax rate was 22.3% and 23.8%, for the three and six months ended November 30, 2007, respectively, and reflected net benefits of $35.9 million and $59.0 million, respectively, which are specific to the periods. For the three and six months ended November 30, 2007, the benefit was primarily driven by our ability to utilize foreign tax credits of $38.8 million and $57.2 million. For the three and six months ended November 30, 2006 we had income tax expense of $24.1 million and $31.5 million, or an effective tax rate of 31.9% and 16.6%, respectively. The three months ended November 30, 2006 tax rate included a reduction of the Canadian corporate tax rate as well as less impact of certain losses without a tax benefit. The six months ended November 30, 2006 also included a benefit of $39.0 million from the reduction of the Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $45.5 million and $57.3 million for the three and six months ended November 30, 2007, respectively, compared with $15.4 million and $19.3 million for the same periods in fiscal 2007. The increase in equity earnings in fiscal 2008 is primarily due to higher equity earnings from our investments in Fertifos S.A. and its subsidiary Fosfertil and Saskferco Products Inc. (“Saskferco”). The increase in equity earnings from Fertifos S.A. and its subsidiary Fosfertil is a result of higher local demand for fertilizer products and increased selling prices because of the strong global agricultural industry fundamentals. The increase in equity earnings from Saskferco is a result of higher nitrogen selling prices partially offset by mark-to-market losses on natural gas derivatives.

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

During the six months ended November 30, 2007, we reduced our deferred tax valuation allowance as is more fully described in Note 5 of the Notes to the Condensed Consolidated Financial Statements. We have included our policy related to income taxes and updated it for the events described in Note 5.

Income Taxes

We recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For example, in fiscal 2007, there was a reduction in the future Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax for which we recorded a benefit of approximately $46.0 million. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized, which generally includes significant estimates and assumptions which result from a complex series of judgments about future events. The judgments include evaluating objective evidence, both positive and negative, in determining the need for a valuation allowance. In determining whether a valuation allowance is required, we apply the principles enumerated in SFAS No. 109, “Accounting for Income Taxes”, in the U.S. and each foreign jurisdiction in which a deferred tax asset is recorded. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits, we will reduce our valuation allowances with either (i) a reduction to goodwill, if the reduction relates to Purchase Accounting Valuation Allowances, or (ii) in all other cases, with a reduction to income tax expense. During the first quarter of fiscal 2008, we determined that our valuation allowance for U.S. deferred tax assets recorded in prior fiscal years is not required. During fiscal year 2008, a reduction of the entire valuation allowance of $276.5 million is expected to be recorded. Approximately $228.7 million of the offset will be a reduction to goodwill and approximately $33.8 million will be a reduction in income tax expense. The reversal is expected to be recorded over each of the quarters of fiscal 2008 as the related income is generated.

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

Capital Resources and Liquidity

We define liquidity as the ability to generate adequate amounts of cash to meet our cash needs. We assess our liquidity in terms of our ability to fund the day-to-day operating needs of our businesses, make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that our cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet our operating and capital expenditure requirements and to service our debt and meet other contractual obligations as they become due.

Sources and Uses of Cash

Historically, the primary sources of cash for Mosaic have been operating cash flows, revolving credit facilities, and other debt obligations. Historically, the primary uses of cash for Mosaic have been capital expenditures, working capital requirements, and the repayment of debt obligations.

Operating Activities

Operating activities provided $980.9 million of cash for the six months ended November 30, 2007, an increase of $680.5 million compared to the same period in fiscal 2007. The increase in operating cash flows was primarily due to growth in net earnings and an increase in accounts payable primarily due to the timing of payments and rising raw material costs, partially offset by an increase in accounts receivable and inventories. Accounts receivable increased due to the higher sales volumes and selling prices. Inventories increased in Brazil as a result of building inventory in anticipation of higher selling prices in the future.

Investing Activities

Investing activities used $152.8 million of cash for the six months ended November 30, 2007, an increase of $30.5 million compared to the same period in fiscal 2007. The increase in cash used by investing activities is mainly the result of higher capital expenditures for the first six months of fiscal 2008 compared to the same period in the prior year partially offset by proceeds from the sale of our distribution businesses in Russia and the Ukraine.

Financing Activities

Cash used in financing activities for the six months ended November 30, 2007, was $636.0 million, an increase of $570.2 million compared with the same period in fiscal 2007. The primary reason for the increase in cash flows used in financing activities is the paydown of debt partially offset by increased proceeds from stock options exercised.

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

From May 1, 2007 to December 31, 2007, we have paid approximately $1.0 billion in long-term debt which included $776.0 million of long-term debt during fiscal 2008. Our strong cash flows generated from our ongoing business enabled us to pay down our long-term debt. We consider these payments of long-term debt to be a significant step in our plan to reduce outstanding borrowings, strengthen our balance sheet, and continue on our path to investment grade credit ratings. The $776.0 million payments of long-term debt include the following:

•	On June 29, 2007, we prepaid $150.0 million aggregate principal of term loans under our senior secured bank credit facility.

•	On July 16, 2007, we paid the remaining principal balance of $26.0 million on the Mosaic Global Holdings’ 6.875% Debentures at maturity.

•	On September 28, 2007, we prepaid $300.0 million aggregate principal amount of term loans under our senior secured bank credit facility.

•	On October 29, 2007, we prepaid $150.0 million aggregate principal amount of term loans under our senior secured bank credit facility.

•	On December 31, 2007, we prepaid $150.0 million aggregate principal amount of term loans under our senior secured bank credit facility.

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

Off-Balance Sheet Arrangements and Obligations

We adopted FIN 48 Accounting for Uncertainty in Income Taxes, as of June 1, 2007. The impact of FIN 48 resulted in a liability of $200.6 million for unrecognized tax benefits related to various tax positions which includes penalties and interest. As of November 30, 2007, the unrecognized tax benefit related to various tax positions was $224.9 million which includes penalties and interest. Based on the uncertainties associated with the settlement of these positions, we are unable to make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. For further discussion, refer to Note 5 to our Condensed Consolidated Financial Statements.

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

•	changes in the operation of world phosphate or potash markets, including continuing consolidation in the fertilizer industry, particularly if we do not participate in the consolidation;

•	pressure on prices realized by us for our products;

•	the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate;

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

•

accidents involving our operations, including brine inflows at our Esterhazy, Saskatchewan potash mine as well as potential fires or floods at other mines, and explosions or releases of hazardous or volatile chemicals;

•	terrorism or other malicious intentional acts;

•	changes in antitrust and competition laws;

•	the effectiveness of our risk management strategy;

•	actual costs of closures of the South Pierce, Green Bay and Fort Green facilities differing from management’s current estimates;

•

Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase its ownership after the expiration of the existing standstill provisions in our investor rights agreement with Cargill that expire in 2008 or sell its interest in Mosaic;

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Item 1A of Part II of our Quarterly Report on Form 10Q for the fiscal quarter ended August 31, 2007.

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

Foreign Currency Exchange Rates

At November 30, 2007 and May 31, 2007, the fair values of our foreign currency exchange contracts were $0.2 million and $21.8 million, respectively. The decrease in fair value during the first six months of fiscal 2008 is primarily due to maturing Canadian dollar contracts being replaced at a lower weighted average rate.

The table below provides information about our foreign exchange derivatives which hedge foreign exchange exposure for our Canadian subsidiaries.

	As of November 30, 2007		As of May 31, 2007
(in millions)	Expected Maturity Date FY 2008	Fair Value	Expected Maturity Date FY 2008	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$148.8	$4.0	$270.5	$19.7
Weighted Average Exchange Rate (Canadian Dollar Per U.S. Dollar)	1.0270		1.1462
Foreign Currency Exchange Collars
Canadian Dollar
Notional (million US$)	$577.0	$(3.8)	$35.0	$2.1
Weighted Average Participation Rate (Canadian Dollar Per U.S. Dollar)	1.0143		1.1586
Weighted Average Protection Rate (Canadian Dollar Per U.S. Dollar)	0.9522		1.1286

Total Fair Value		$0.2		$21.8

Further information regarding foreign currency exchange rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 16 of our Notes to Condensed Consolidated Financial Statements.

Commodities

At November 30, 2007 and May 31, 2007, the fair value of our commodities contracts were ($7.5) million and $6.7 million, respectively. The $14.2 million decrease in fair value during the first six months of fiscal 2008 is due to a decrease of approximately 23% in the futures prices for natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of November 30, 2007			As of May 31, 2007
	Expected Maturity Date		Fair Value	Expected Maturity Date FY 2008	Fair Value
(in millions)	FY 2008	FY 2009
Natural Gas Swaps
Notional (million gJ)—long	3.8		$(1.4)	2.1	$1.2
Weighted Average Rate (US$/gJ)	$6.34			$6.05
Notional (million gJ)—short	(0.5)		$1.3	0.7	$0.1
Weighted Average Rate (US$/gJ)	$8.70			$7.71
Notional (million MMBtu)—long	2.3		$(1.1)	3.6	$2.9
Weighted Average Rate (US$/MMBtu)	$7.77			$7.22
Natural Gas 3-Way Collars
Notional (million gJ)	4.1	3.7	$(5.3)	6.6	$0.7
Weighted Average Call Purchased Rate (US$/gJ)	$8.17	$6.78		$7.21
Weighted Average Call Sold Rate (US$/gJ)	$10.07	$8.82		$9.05
Weighted Average Put Sold Rate (US$/gJ)	$6.92	$6.04		$6.07
Notional (million MMBtu)	4.1		$(1.1)	4.6	$1.8
Weighted Average Call Purchased Rate (US$/MMBtu)	$8.37			$7.94
Weighted Average Call Sold Rate (US$/MMBtu)	$10.16			$9.50
Weighted Average Put Sold Rate (US$/MMBtu)	$7.20			$6.84
Natural Gas Fixed Physical Forwards
Notional (million MMBtu)—long	0.1		$—
Weighted Average Rate (US$/MMBtu)	$7.80
Natural Gas Basis Swap
Notional (million MMBtu)—short NYMEX Henry Hub	(0.3)		$0.1
Weighted Average Rate (US$/MMBtu)	$1.18

Total Fair Value			$(7.5)		$6.7

Further information regarding commodities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 16 of the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the material weakness in our internal control over the accounting for income taxes. The material weakness is more fully described under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders that is incorporated by reference in Item 9A(b) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The material weakness has not been remediated as of November 30, 2007. This information is incorporated herein by reference.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the fiscal quarter ended November 30, 2007.

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

The 2007 Annual Meeting of Stockholders of the Company was held on October 4, 2007. The meeting was held to consider and vote upon: (i) the election of four directors (F. Guillaume Bastiaens, Raymond F. Bentele, Richard D. Frasch and William R. Graber), each for a term of three years expiring in 2010 or until their respective successors have been duly elected and qualified; and (ii) the ratification of the appointment of KPMG LLP as the independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending May 31, 2008.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Broker Non-Votes
F. Guillaume Bastiaens	359,344,411	47,775,437	—
Raymond F. Bentele	396,139,927	10,979,921	—
Richard D. Frasch	401,858,201	5,261,647	—
William R. Graber	396,139,374	10,980,473	—

The votes cast with respect to ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending May 31, 2008 are summarized as follows:

For	Against	Abstained	Broker Non-Votes
406,254,693	804,538	60,615	—

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

January 9, 2008

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.a.	Form of Supply Agreement between Cargill, Limited and Mosaic Canada Crop Nutrition L.P. for the supply of fertilizer products in Canada		X

10.ii.b.	Form of Supply Agreement dated September 11, 2007, between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill, Incorporated for the supply of feed grade phosphates in Venezuela		X

10.ii.c.	Form of Supply Agreement dated September 12, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill, Incorporated, Grain and Oilseed Crush business unit, for the supply of feed grade phosphates in the Philippines		X

10.ii.d.	Form of Supply Agreement dated September 12, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill Incorporated for the supply of feed grade phosphates in Thailand		X

10.ii.e.	Form of Supply Agreement dated September 12, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill Animal Nutrition, Inc. for the supply of feed grade phosphates in Vietnam, Indonesia and Taiwan.		X

10.ii.f.	Form of Supply Agreement dated September 7, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill Animal Nutrition, Inc. for the supply of feed grade phosphates in the U.S. and Canada		X

10.ii.g.	Form of Offer of General Services dated September 14, 2007 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.h.	Form of Work Order dated September 12, 2007 between Cargill Agricola S.A. and Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Ltda., and Fospar S.A. to Mater Services agreement dated December 29, 2006 between The Mosaic Company and Cargill, Incorporated		X

10.ii.i.	Form of Manufacturing Agreement dated September 12, 2007 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutricao Animal Ltda. – Purina in Brazil		X

10.ii.j.	Form of Supply Agreement dated September 28, 2007 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I. for supply of DAP, MAP and MicroEssentials ™ (S-15) in Argentina		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

99.1	Item 9A(b) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007	Item 9A(b) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007*

* SEC File No. 001-32327