Form 10-Q
period 2008-02-29
MOSAIC CO
filed 2008-04-09
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 443,648,228 common shares as of April 4, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales	$2,147.2	$1,278.7	$6,345.9	$4,089.3
Cost of goods sold	1,419.3	1,165.6	4,473.1	3,619.4

Gross margin	727.9	113.1	1,872.8	469.9
Selling, general and administrative expenses	81.2	77.8	227.6	213.9
Restructuring loss (gain)	(0.8)	—	9.5	(0.4)
Other operating (income) expense	0.1	1.1	9.1	(0.1)

Operating earnings	647.4	34.2	1,626.6	256.5
Interest expense, net	24.7	43.0	84.2	119.5
Foreign currency transaction (gain) loss	(1.5)	(17.8)	70.3	(44.9)
Loss (gain) on extinguishment of debt	0.5	(33.9)	2.6	(33.9)
Other income	(27.0)	(0.8)	(30.3)	(17.5)

Earnings from consolidated companies before income taxes	650.7	43.7	1,499.8	233.3
Provision for income taxes	159.2	6.6	360.9	38.1

Earnings from consolidated companies	491.5	37.1	1,138.9	195.2
Equity in net earnings of non-consolidated companies	30.9	5.5	88.2	24.8
Minority interests in net earnings of consolidated companies	(1.6)	(0.4)	(6.8)	(2.9)

Net earnings	$520.8	$42.2	$1,220.3	$217.1

Basic earnings per share	$1.17	$0.10	$2.76	$0.50

Diluted earnings per share	$1.17	$0.10	$2.74	$0.49

Basic weighted average common shares outstanding	443.3	439.5	442.3	432.3

Diluted weighted average common shares outstanding	446.1	440.9	445.1	439.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	February 29, 2008	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,134.2	$420.6
Receivables, net	644.1	516.3
Trade receivables due from Cargill, Incorporated and affiliates	55.4	40.7
Inventories	1,037.2	787.4
Deferred income taxes	39.1	35.0
Other current assets	257.2	155.5

Total current assets	3,167.2	1,955.5
Property, plant and equipment, net	4,602.0	4,449.4
Investments in nonconsolidated companies	486.2	384.9
Goodwill	2,100.1	2,283.8
Deferred income taxes	153.3	—
Other assets	91.8	90.0

Total assets	$10,600.6	$9,163.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$231.3	$138.6
Current maturities of long-term debt	43.6	403.8
Accounts payable	537.3	423.8
Trade accounts payable due to Cargill, Incorporated and affiliates	14.5	9.7
Cargill prepayments and accrued liabilities	97.2	22.7
Accrued liabilities	757.4	494.6
Accrued income taxes	100.1	100.9
Deferred income taxes	29.8	35.6

Total current liabilities	1,811.2	1,629.7
Long-term debt, less current maturities	1,377.0	1,816.2
Long-term debt-due to Cargill, Incorporated and affiliates	1.4	1.9
Deferred income taxes	498.9	634.4
Other noncurrent liabilities	1,048.8	875.2
Minority interest in consolidated subsidiaries	27.7	22.3
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 443,597,401 and 440,815,272 shares issued and outstanding as of February 29, 2008 and May 31, 2007, respectively	4.4	4.4
Capital in excess of par value	2,425.2	2,318.0
Retained earnings	2,622.9	1,402.6
Accumulated other comprehensive income	783.1	458.9

Total stockholders’ equity	5,835.6	4,183.9

Total liabilities and stockholders’ equity	$10,600.6	$9,163.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007
Cash Flows from Operating Activities
Net cash provided by operating activities	$1,508.9	$454.4
Cash Flows from Investing Activities
Capital expenditures	(247.8)	(190.6)
Proceeds from sale of businesses	7.9	—
Payments of restricted cash	(1.0)	(13.0)
Proceeds from sale of investment	24.6	—
Other	6.6	0.6

Net cash used in investing activities	(209.7)	(203.0)
Cash Flows from Financing Activities
Payments of short-term debt	(411.2)	(537.6)
Proceeds from issuance of short-term debt	501.0	445.4
Payments of long-term debt	(796.3)	(1,772.2)
Proceeds from issuance of long-term debt	—	1,998.0
Payment of tender premium on debt	—	(110.1)
Payments for deferred financing costs	—	(15.7)
Proceeds from stock options exercised	48.8	36.4
Payment for swap termination	—	(6.4)
Contributions from Cargill, Incorporated	3.7	—
Excess tax benefits related to stock option exercises	40.2	—
Dividend paid to minority shareholder	(5.1)	—

Net cash (used in) provided by financing activities	(618.9)	37.8
Effect of exchange rate changes on cash	33.3	(2.8)

Net change in cash and cash equivalents	713.6	286.4
Cash and cash equivalents—beginning of period	420.6	173.3

Cash and cash equivalents—end of period	$1,134.2	$459.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$135.0	$191.5
Income taxes	201.8	57.3

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate fertilizer and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate fertilizer. Our Phosphates segment’s results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate fertilizer products around the world for us and PhosChem’s other members. Our share of PhosChem’s sales of dry phosphate fertilizer products is approximately 83% for the nine months ended February 29, 2008.

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

Our Offshore business segment consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and in a number of other countries. Our Offshore segment serves as a market for our Phosphates and Potash segments but also purchases and markets products from other suppliers worldwide. In August 2007, we completed the sale of our distribution businesses in Russia and Ukraine which was immaterial to our condensed consolidated financial statements.

During the second quarter of fiscal 2008, we completed a strategic review in which we identified the Nitrogen business as non-core to our ongoing business. Therefore, based primarily on how our chief operating decision maker views and evaluates the business, we have eliminated the Nitrogen business as a separate reportable segment. The results of the Nitrogen business are now included as part of Corporate, Eliminations and Other. Accordingly, the prior period comparable results have been updated to reflect our Nitrogen business as a part of the Corporate, Eliminations and Other segment for comparability purposes.

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 18 to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of February 29, 2008, our results of operations for the three and nine months ended February 29, 2008 and February 28, 2007, and cash flows for the nine months ended February 29, 2008 and February 28, 2007. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Condensed Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize excess tax benefits associated with stock-based compensation in stockholders’ equity only when realized. When assessing whether excess tax benefits relating to stock-based compensation have been realized, we follow the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other applicable tax benefits available to us.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

We reclassified amounts related to interest income that were previously included in other non-operating income to interest expense, net for the period ended February 28, 2007. The reclassification was to conform to a change in the presentation adopted in fiscal 2007. In the February 28, 2007 Condensed Consolidated Statement of Operations, the amount reclassified to interest expense was $15.1 million for the nine months ended February 28, 2007 and $6.6 million for the three months ended February 28, 2007. The reclassification was deemed immaterial to the financial statements as it had no effect on net earnings, total stockholders’ equity, total assets or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, including but not limited to our asset retirement obligations. SFAS 157 is effective for the Company on June 1, 2008. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning June 1, 2009. We are currently reviewing SFAS 157 and FSP FAS 157-2 to determine the impact and materiality of their adoption to the Company.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent consideration, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for the Company’s fiscal year beginning June 1, 2009, with early adoption prohibited. The Company is in the process of evaluating the impact of adoption of SFAS 141R.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company on June 1, 2009. We are currently reviewing SFAS 160 to determine the impact and materiality of its adoption to the Company.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for the Company beginning December 1, 2008. We are currently reviewing SFAS 161 to determine the impact of its adoption to the Company.

4. Earnings Per Share

The numerator for diluted earnings per share (“EPS”) is net earnings, unless the effect of the assumed conversion of Mosaic’s 7.50% mandatory convertible preferred stock (which was converted on July 1, 2006) is anti-dilutive, in which case earnings available for common stockholders is used. For all periods presented, the numerator for diluted EPS is net earnings.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net earnings	$520.8	$42.2	$1,220.3	$217.1

Basic weighted average common shares outstanding	443.3	439.5	442.3	432.3
Common stock issuable upon vesting of restricted stock awards	0.8	0.4	0.7	0.2
Common stock equivalents	2.0	1.0	2.1	0.7
Common stock issuable upon conversion of preferred stock	—	—	—	6.0

Diluted weighted average common shares outstanding	446.1	440.9	445.1	439.2

Earnings per share—basic	$1.17	$0.10	$2.76	$0.50
Earnings per share—diluted	$1.17	$0.10	$2.74	$0.49

There were no anti-dilutive shares for the three and nine months ended February 29, 2008. A total of 1.2 million and 5.1 million shares for the three and nine months ended February 28, 2007, respectively, have been excluded from the computation of diluted EPS, as the effect would be anti-dilutive.

5. Income Taxes

Income tax expense was $159.2 million and $360.9 million and the effective tax rate was 24.5% and 24.1% for the three and nine months ended February 29, 2008, respectively, and reflected net benefits of $40.1 million and $99.1 million, respectively, which are specific to the periods. For the three months ended February 29, 2008, the benefits specific to the periods consisted primarily of the effect of the reduction in the Canadian federal corporate tax rate on deferred tax liabilities which reduced income tax expense by $29.3 million. For the nine months ended February 29, 2008, the benefits were primarily comprised of the effect of the reduction in the Canadian federal corporate tax rate which reduced income tax expense by $34.0 million and our ability to utilize foreign tax credits which reduced income tax expense by $62.5 million. For the three and nine months ended February 28, 2007, we had income tax expense of $6.6 million and $38.1 million and an effective tax rate of 15.1% and 16.3%, respectively. The three months ended February 28, 2007 tax rate included a reduction of the Canadian federal corporate tax rate as well as the impact of certain losses without a tax benefit. The nine months ended February 28, 2007 included a benefit of $44.4 million from the reduction of the Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal 2008, we had provided a valuation allowance for a portion of our U.S. deferred tax assets and certain non-U.S. deferred tax assets. During the three months ended August 31, 2007, we determined that it is more likely than not that we will realize the benefits of the U.S. deferred tax assets related to NOL carryforwards, alternative minimum tax (“AMT”) credit carryforwards and other deductible temporary differences for which a U.S. valuation allowance had been recorded. Accordingly, of the approximately $273.9 million U.S. valuation allowance at May 31, 2007, approximately $236.2 million will be reversed as a reduction to goodwill and $32.2 million will be reversed as a reduction to tax expense during fiscal 2008. In accordance with Accounting Principles Bulletin Opinion No. 28, “Interim Financial Reporting” (“APB 28”), paragraph 20, and FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods: an Interpretation of APB Opinion No. 28”, paragraph 8, the Company is reversing approximately $25.9 million of U.S. valuation allowance that relates to current year income and will reduce income tax expense over the course of fiscal 2008 through the Company’s estimated annual effective tax rate. This is being recorded over each of the quarters of fiscal 2008 as the related income is generated. Approximately $6.3 million of the U.S. valuation allowance reduction is related to future year income and the realizability of deferred tax assets in years beyond fiscal 2008, and in accordance with APB 28, paragraph 20, was recognized in income tax expense in the first quarter of fiscal 2008. In accordance with Emerging Issues Task Force Issue No. 93-7, “Uncertainties Related to Income Taxes in Business Combination,” (EITF 93-7), the recognition of $236.2 million as a reduction to goodwill is required as those benefits arose from the Combination. The reversal of the $236.2 million will result in a reduction of goodwill over the course of fiscal 2008 (consistent with the method used for the valuation allowance) that is related to current year income and is being reversed to tax expense as described above (i.e., APB 28, paragraph 20) since it relates to deferred tax assets acquired. The reversal is being recorded over each of the quarters of fiscal 2008 as the related income is generated. For the three and nine months ended February 29, 2008, we reversed U.S. valuation allowances of approximately $27.9 million and $134.0 million, respectively, to goodwill and $2.1 million and $21.8 million, respectively, to income tax expense. To fully realize these benefits we will need taxable income of approximately $3 billion in the U.S. in fiscal 2008 and in future years, prior to expiration of the tax carryforwards.

We continue to carry a valuation allowance of approximately $5.5 million against U.S. capital loss carryforwards and a valuation allowance of approximately $30 million against certain non-U.S. deferred tax assets because we have determined that it is not more likely than not that we will realize those deferred tax assets. The $5.5 million of U.S. capital loss carryforwards will expire at the end of fiscal 2008 if they are not utilized. As a result, the corresponding valuation allowance of approximately $5.5 million will be eliminated at the time these carryforwards expire. Currently, we have no tax planning strategy that will result in the realization of these capital loss carryforwards. If realized, the approximate $5.5 million U.S. valuation allowance would be reversed as a reduction to goodwill. The approximate $30 million non-U.S. valuation allowance, if realized, would be recorded as a reduction of tax expense.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of FIN 48 resulted in the reclassification from other tax accounts of a $200.6 million liability was included in other noncurrent liabilities at June 1, 2007.

As of June 1, 2007, we had $235.6 million of unrecognized tax benefits. If recognized, $27.2 million would have an impact on our effective tax rate. Included in the balance of unrecognized tax benefits at June 1, 2007 are $208.4 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded as a result of the Combination in accordance with Emerging Issues Task Force Issue No. 93-7, “Uncertainties Related to Income Taxes in a Business Combination”. During the three and nine months ended February 29, 2008, the unrecognized tax benefits increased by $10.4 million and $21.3 million, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the change cannot reasonably be estimated.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. This policy did not change as a result of the adoption of FIN 48. As of June 1, and February 29, 2008 accrued interest and penalties are $15.0 million and $23.6 million, respectively, and are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet. For the three and nine months ended February 29, 2008, we recognized interest and penalties expense (income) of ($5.4) and $7.2 million, respectively, in our Condensed Consolidated Statement of Operations.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the Internal Revenue Service and Canadian Revenue Agency for the fiscal years 2004 to 2006 and 2001 to 2002, respectively. Based on the information available at February 29, 2008, we do not anticipate significant additional changes to our unrecognized tax benefits as a result of these examinations.

6. Inventories

Inventories consist of the following:

(in millions)	February 29, 2008	May 31, 2007
Raw materials	$65.9	$9.7
Work in process	177.5	138.8
Finished goods	678.3	529.0
Operating materials and supplies	115.5	109.9

	$1,037.2	$787.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	February 29, 2008	May 31, 2007
Land	$187.8	$182.2
Mineral properties and rights	2,012.4	1,893.6
Buildings and leasehold improvements	1,221.4	1,153.1
Machinery and equipment	2,846.6	2,586.2
Construction in-progress	236.8	263.9

	6,505.0	6,079.0
Less: accumulated depreciation, depletion and amortization	1,903.0	1,629.6

	$4,602.0	$4,449.4

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 29, 2008 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2007	$723.7	$1,560.1	$2,283.8
Income tax adjustments	(93.0)	(155.4)	(248.4)
Foreign currency translation	—	64.7	64.7

Balance as of February 29, 2008	$630.7	$1,469.4	$2,100.1

The Company has recorded adjustments to goodwill during fiscal 2008 which are related to the reversal of income tax valuation allowances and other purchase accounting adjustments for income tax-related amounts.

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term, but may extend up to two years or longer depending

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of February 29, 2008, we have estimated the maximum potential future payment under the guarantees to be $41.0 million. The fair value of these guarantees is immaterial to the financial statements at February 29, 2008 and May 31, 2007.

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

10. Financing Arrangements

Short-Term Debt

Short-term debt consists of the revolving credit facility under our restated senior secured bank credit agreement (“Restated Credit Agreement”), a revolving line of credit that funds working capital (including receivables) of PhosChem, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $231.3 million and $138.6 million as of February 29, 2008 and May 31, 2007, respectively. The weighted average interest rate on short-term borrowings was 5.7% and 6.6% as of February 29, 2008 and May 31, 2007.

We had no outstanding borrowings under the revolving credit facility as of February 29, 2008 and May 31, 2007, respectively. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $50.4 million and $102.7 million as of February 29, 2008 and May 31, 2007, respectively. The net available borrowings under the revolving credit facility as of February 29, 2008 and May 31, 2007 were approximately $399.6 million and $347.3 million, respectively. Unused commitment fees of $0.4 million and $1.1 million were expensed during the three and nine months ended February 29, 2008, respectively, compared to $0.2 million and $0.7 million during the three and nine months ended February 28, 2007, respectively. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%.

On November 30, 2007, Phosphate Chemicals Export Association, Inc. (“PhosChem”) entered into a revolving line of credit providing for borrowings of up to $55.0 million through November 29, 2009 to fund its working capital (including receivables). The revolving line of credit supports PhosChem’s funding of its purchases of crop nutrients from us and other PhosChem members and is with recourse to PhosChem but not to us. The line of credit is secured by PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. Outstanding borrowings under the line of credit bear interest at the Prime Rate minus 1.0% or LIBOR plus 0.7%, at PhosChem’s election. PhosChem had $44.8 million outstanding under the revolving line of credit as of February 29, 2008. The revolving line of credit replaced a prior $55.0 million receivables purchase facility, which PhosChem terminated in connection with entering into the new line of credit. The outstanding principal under the terminated receivables purchase facility was $28.0 million at May 31, 2007 and is included in short-term borrowings.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of the short-term borrowings balance consisted of lines of credit relating to our Offshore segment and other short-term borrowings. As of February 29, 2008, these borrowings bear interest rates between 3.9% and 9.0%. As of February 29, 2008 and May 31, 2007, $186.5 million and $110.6 million, respectively, were outstanding.

Long-Term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

As of February 29, 2008 and May 31, 2007, we had $51.3 million and $807.3 million, respectively, outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facility bears interest at LIBOR plus 1.50%-1.75%.

On June 29, 2007, September 28, 2007, October 29, 2007 and December 31, 2007, we prepaid $150 million, $300 million, $150 million and $150 million, respectively, aggregate principal amount of term loans under our senior secured bank credit facility.

We have two industrial revenue bonds which total $42.1 million as of February 29, 2008 and May 31, 2007, respectively. As of February 29, 2008, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $30.7 million and $38.5 million as of February 29, 2008 and May 31, 2007, respectively. As of February 29, 2008, the secured notes bear interest rates between 5.6% and 10.8%. The maturity dates range from 2008 to 2010.

We have several unsecured notes which total $981.4 million and $987.9 million as of February 29, 2008 and May 31, 2007, respectively. As of February 29, 2008, the unsecured notes bear interest rates between 7.4% and 10.9%. The maturity dates range from 2008 to 2016.

On February 15, 2008, we paid the remaining principal balance of $4.2 million on the Phosphate Acquisition Partners senior notes at maturity.

We have several unsecured debentures which total $264.4 million and $290.7 million as of February 29, 2008 and May 31, 2007, respectively. As of February 29, 2008, the unsecured debentures bear interest rates between 7.3% and 9.5%. The maturity dates range from 2011 to 2028.

On July 16, 2007, we paid the remaining principal balance of $26.0 million on the Mosaic Global Holdings’ 6.875% Debentures due 2007 at maturity.

The remainder of the long-term debt balance relates to capital leases and fixed asset financings, variable rate loans, and other types of debt. As of February 29, 2008 and May 31, 2007, $50.7 million and $53.5 million, respectively, were outstanding.

As of February 29, 2008, Mosaic had at least $806.4 million available for restricted payments, including the payment of cash dividends with respect to its common stock, under the covenants limiting the payment of dividends in the indenture relating to the senior notes due 2014 and 2016 (the “New Senior Notes”), and $153.1 million available for the payment of cash dividends with respect to its common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Registration Rights Agreements for New Senior Notes

Mosaic entered into registration agreements with the initial purchasers of the New Senior Notes in connection with their issue and sale to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the “Securities Act”), and to non-U.S. persons in reliance on Regulation S under the Securities Act. The New Senior Notes were not registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

Pursuant to amendments to Rule 144 adopted by the SEC effective February 15, 2008, the sale (other than by affiliates of Mosaic) of the New Senior Notes became eligible for an exemption from registration under the Securities Act effective February 15, 2008. Upon effectiveness of these rule amendments, Mosaic’s registration obligations with respect to the New Senior Notes expired. In addition, because of these rule amendments Mosaic’s obligation to pay increased interest at an additional rate of 0.25% per annum for the period beginning December 2, 2007 that arose because Mosaic had not satisfied the requirements of the registration rights agreements expired on February 14, 2008.

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

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2007	$541.5
Liabilities incurred	25.6
Liabilities settled	(61.7)
Accretion expense	25.2
Revision in estimated cash flows	10.5

Asset retirement obligation, February 29, 2008	541.1
Less current portion	76.9

$464.2

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost	$1.7	$1.8	$5.1	$5.5
Interest cost	7.9	7.9	23.6	23.6
Expected return on plan assets	(9.3)	(8.5)	(28.0)	(25.4)

Net periodic cost	$0.3	$1.2	$0.7	$3.7

	Post-retirement Benefit Plans
	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost	$0.2	$0.3	$0.7	$0.9
Interest cost	1.6	1.6	4.7	4.7

Net periodic cost	$1.8	$1.9	$5.4	$5.6

Based on an actuarial assessment, we estimate that contributions will be approximately $25 million to our pension plans and approximately $12 million to our other post-retirement benefit plans in fiscal year 2008. During the three and nine months ended February 29, 2008, we contributed $7.9 million and $17.9 million to our pension plans, respectively, and $4.2 million and $6.8 million to our post-retirement benefit plans, respectively. During the three and nine months ended February 28, 2007, we contributed $5.0 million and $19.8 million to our pension plans, respectively, and $2.1 million and $6.4 million to our post-retirement benefit plans, respectively.

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject. These proceedings include environmental, tax and other matters. Tax matters typically relate to matters other than income taxes.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $14.3 million and $16.7 million at February 29, 2008 and May 31, 2007, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Clean Air Act New Source Review. In January 2006 and March 2007, EPA Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Requests, and are engaged in ongoing discussions with EPA representatives to resolve this matter. We have established accruals to address penalties that might be sought by the EPA as well as defense costs and expenses. The resolution of this matter will also require capital improvements, which we do not believe will have a material effect on our business or financial condition.

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

In September 2004, prior to the completion of the Combination, a Class Action Complaint and Demand for Jury Trial was filed against Cargill in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint, which arises out of the sudden release of phosphoric acid process water from our Riverview facility described above, contains four counts, including statutory strict liability, common law strict liability, common law public nuisance and negligence. We have assumed the defense of this lawsuit because it is related to the fertilizer businesses contributed to Mosaic as part of the Combination. The strict liability counts

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relate to the discharge of pollutants or hazardous substances. Plaintiffs seek class certification and an award of damages, attorneys’ fees and costs on behalf of a class of unknown size comprising “all fishermen and those persons engaged in the commercial catch and sale of fish, bait, and related products in the Tampa Bay area who lost income and suffered damages because of the pollution, contamination and discharge of hazardous substances by the defendant.” Our motion to dismiss the statutory strict liability counts was granted in November 2005; our other motions to dismiss the action were denied. The plaintiffs amended their complaint, and we filed an additional motion to dismiss which was heard by the Circuit Court in August 2006. The Circuit Court granted our second motion to dismiss the case with prejudice on January 9, 2007. Plaintiffs have appealed the dismissal to the Florida Second District Court of Appeal. The Court has heard oral arguments and a decision is pending. We believe that we have substantial defenses to the claims asserted and intend to vigorously defend against the action. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time.

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

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems located in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (“LDEQ”), we requested an exemption, proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our request for an exemption in May 2006. We continue to pursue discussions with LDEQ with respect to our exemption request. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, which may include surety bonds, letters of credit and cash escrows or a combination thereof,

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently in an amount of approximately $142.3 million, or (iii) enter into a compliance order with the agency. In light of our current cash balances and access to borrowings, letters of credit and surety bonds, we do not expect that compliance with current or alternative requirements will have a material affect on our results of operations, liquidity or capital resources.

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

Parana Public Prosecution Service v. Fospar and IBAMA. The Paraná Public Prosecution Service brought actions in August 1999 and October 1999 in the 1st Federal Court of Paranagua against our consolidated subsidiary Fospar and another party seeking to (i) suspend activities that might eliminate mangrove swamp areas near a proposed maritime terminal and bulk pier, (ii) redress environmental damage, (iii) enjoin dredging and certain other activities that could cause an adverse environmental impact on the estuary, and (iv) void environmental licenses and authorizations for the proposed maritime terminal and bulk pier. A federal judge subsequently ordered an expert environmental investigation relating to both cases. Although the results of the investigation were favorable to Fospar, in July 2004, the federal court issued a consolidated ruling unfavorable to the defendants, finding that the request for canceling the licenses and authorizations was partially valid. Fospar and the other defendant were ordered to jointly pay nominal amounts plus monetary correction of Brazilian currency and 6% interest from the date of the alleged violation. Additionally, Fospar was ordered to pay 2% of its annual revenues for the five year period of 2000-2004. Fospar has appealed the monetary aspects of the ruling and the Paraná Public Prosecution Service has filed an appeal requesting dismantling of the maritime terminal and bulk pier and cancellation of licenses and authorizations. Fospar estimates that its liability for these costs, which is pending the appeal, could range from zero to $3.0 million. As of February 29, 2008, no liability has been recorded in connection with this action as management does not consider it probable.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IMC Salt Litigation

In August 2001, Madison Dearborn Partners, LLC (“MDP”) filed a lawsuit, Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings), in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a three page non-binding letter of intent for the sale of a salt business to MDP. Mosaic Global Holdings sold the salt business to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which Mosaic Global Holdings ultimately sold the salt business, plus lost profits of the business. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. In April 2005, approximately two weeks before the trial on this lawsuit was scheduled to begin, MDP filed a motion to amend its complaint to add a new claim for fraud. The court granted MDP’s motion, and MDP subsequently filed its second amended complaint in which, in addition to the existing breach of contract and promissory estoppel claims, MDP alleged that Mosaic Global Holdings fraudulently misrepresented its intent to enter a transaction with MDP under the terms outlined in the non-binding letter of intent. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period under the non-binding letter of intent. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion of the trial, the judge granted Mosaic Global Holdings’ motion for a directed verdict on the fraud claim. On April 11, 2007, the judge ruled in our favor on the promissory estoppel claim and in favor of MDP on the breach of contract claim, awarding MDP approximately $1.9 million in damages. We have appealed the liability finding on the breach of contract claim and MDP has appealed the partial summary judgment described above limiting the amount of damages that the plaintiff may recover. The matter will likely be heard by the Illinois Court of Appeals in 2008. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time; however, reversal of the partial summary judgment could result in a subsequent damage award that could be material. We believe that the trial court correctly decided our motion for partial summary judgment and are vigorously defending it.

Fosfertil Merger Proceedings

In December 2006, Fosfertil and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil, S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Bunge Fertilizantes, Fertilizantes Ouro Verde S.A. (“Verde”, the parent of Bunge Group), Fosfertil and Fertifos Administracão e Participacão S.A. (“Fertifos”, the parent holding company of Fosfertil) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. In February 2007, Mosaic Fertilizantes filed a petition with the Brazilian Securities Commission challenging, among other things, the valuation placed by Bunge Fertilizantes on Fosfertil. In December 2006, the Court of Appeals in Sao Paulo, Brazil, granted Mosaic Fertilizantes an injunction that enjoined the general meeting of Fosfertil’s shareholders to vote on the proposed merger from occurring until the merits of Mosaic Fertilizantes’ lawsuit against Bunge Fertilizantes and the other parties were adjudicated. In February 2007, the Court of Appeals upheld its injunction. In February 2007, Bunge

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fertilizantes and Verde filed an appeal with the Supreme Justice Court in Brasilia, Brazil of the decision by the Court of Appeals to uphold the injunction. On March 30, 2007, the Lower Court ruled in favor of Verde, Fosfertil and Fertifos with respect to the validity of corporate actions taken by Fosfertil and Fertifos, lifting the injunction against the general meeting of Fosfertil’s shareholders. Following the Lower Court’s decision, Mosaic Fertilizantes filed an appeal of the decision of the Lower Court, Fosfertil called another meeting of its shareholders and we obtained an injunction from the Court of Appeals to suspend the shareholders’ meeting until the Court of Appeals’ decision on our appeal. In August 2007, the Court of Appeals ruled in our favor, nullifying the actions taken at the April 2006 meeting of shareholders to replace our representatives on the Board of Fertifos and subsequent acts by the Fertifos Board. In October 2007, the Court of Appeals rejected an appeal by Fosfertil, Fertifos, Bunge Fertilizantes and Verde that requested clarification of the decision. The Court of Appeals in Sao Paulo, Brazil, subsequently rejected an appeal by Fertifos, Fosfertil, Bunge Fertilizantes and Verde to the Supreme Courts in Brasilia, Brazil and Fertifos, Fosfertil, Bunge Fertilizantes and Verde have presented new appeals directly to the Supreme Courts. We intend to vigorously defend the decision of the Court of Appeals. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

Tax Contingencies

Mosaic and our subsidiaries and affiliates are engaged, from time to time, in judicial and administrative proceedings with respect to various tax matters. Substantially all of these proceedings relate to matters other than income taxes. Our material tax judicial or administrative matters include the following:

Brazilian Tax Matters. Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $36.1 million. We have recorded an accrual of approximately $5.5 million with respect to these proceedings. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals for the probable liability with respect to these Brazilian judicial and administrative proceedings. In addition, with respect to some of the Brazilian judicial proceedings, we have made deposits with various courts in Brazil to cover our potential liability with respect to these proceedings. The total amount of these judicial deposits stands at approximately $4.0 million, as of February 29, 2008. In addition, as a result of a change in Brazilian law, we have the ability to utilize certain excess PIS Cofins tax credits (sales and use tax) to satisfy our obligations to make certain tax payments. As of February 29, 2008, the amount of these excess PIS Cofins tax credits stands at approximately $3.2 million. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us, our maximum cash tax liability with respect to these matters would be approximately $28.9 million.

Florida Sales and Use Tax. In July 2005, a Notice of Intent to Make Audit Changes (“Notice”) was sent to Cargill Fertilizer, Inc. followed by a letter by the Florida Department of Revenue (“FDOR”) asserting that taxes of $46.6 million, together with penalties and interest through July 1, 2005 totaling $28.7 million (for a total of $75.3 million), were owed to the State of Florida for unpaid sales and use taxes for the period beginning June 1, 1997 through May 31, 2002. In general, we assumed the obligations of Cargill Fertilizer, Inc. in the Combination. The July 2005 Notice relates to a sales and use tax audit which has been pending in Florida for several years. We have continued to work with FDOR and, as of February 29, 2008, we estimate a total assessment of approximately $3.7 million, of which $2.0 million has been paid.

Freeport-McMoRan Inc. Louisiana Tax Audit. In January 2006, the Louisiana Department of Revenue filed suit against Mosaic Global Holdings in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, in connection with its audit of income tax returns for 1996 and 1997 and corporate franchise tax returns for 1997

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 1998 for Freeport-McMoRan Inc., which was merged into Mosaic Global Holdings in December 1997. The complaint seeks payment of $3.2 million in allegedly unpaid taxes, interest on the unpaid taxes ($4.7 million through February 29, 2008), plus unspecified amounts of penalties and attorneys’ fees. Much of the asserted liability is attributable to the reclassification of items of income shown as apportionable income on the returns to Louisiana allocable income. In May 2006, the trial court rejected several procedural exceptions to the suit by Mosaic Global Holdings, including improper venue, and the Louisiana First Circuit Court of Appeal rejected an application by Mosaic Global Holdings for interlocutory review of the trial court’s decision denying the exception regarding improper venue. In August 2006, Mosaic Global Holdings filed a motion alleging that the suit was untimely and therefore should be dismissed, with prejudice. That motion was decided in favor of Mosaic Global Holdings on September 17, 2007. The judgment of dismissal was signed on October 22, 2007. On November 28, 2007 the Louisiana Department of Revenue filed an appeal. We intend to vigorously defend this action. We do not expect that this matter will have a material impact on our business or financial condition.

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

We recorded share-based compensation expense of $6.0 million and $14.4 million for the three and nine months ended February 29, 2008, respectively, and $5.5 million and $17.1 million for the three and nine months ended February 28, 2007, respectively. The components of share-based compensation expense are included primarily in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

We granted approximately 0.7 million stock options and 0.1 million restricted stock units during the nine months ended February 29, 2008. The weighted average grant date fair value of stock options and restricted stock units was $18.87 and $40.66, respectively.

We granted approximately 1.8 million stock options and 0.5 million restricted stock units during the nine months ended February 28, 2007. The weighted average grant date fair value of stock options and restricted stock units was $7.43 and $15.86, respectively.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To calculate the fair value of stock options, we use the Black-Scholes option pricing model. A summary of significant assumptions used to estimate the fair value of stock option awards is as follows:

	Nine months ended
	February 29, 2008	February 28, 2007
Weighted average assumptions used in option valuations:
Expected volatility	40.5%	40.8%
Expected dividends	—	—
Expected term (in years)	6.0	6.0
Risk-free interest rate	4.63%	4.82%

Cash received from options exercised under all share-based payment arrangements for the nine months ended February 29, 2008 and February 28, 2007 was $48.8 million and $36.4 million, respectively.

Excess tax benefits from the exercise of stock options are presented as a financing activity in the Condensed Consolidated Statements of Cash Flows. Excess tax benefits of $40.2 million were recorded during the nine months ended February 29, 2008. There was no excess tax benefit recorded during the nine months ended February 28, 2007 as a result of our net operating loss carryforward position.

15. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net earnings	$520.8	$42.2	$1,220.3	$217.1
Foreign currency translation adjustment	65.0	(71.8)	329.5	(164.2)
Minimun pension liability adjustment	1.6	(2.8)	11.2	(2.8)
Deferred tax adjustment	(1.4)	—	(16.5)	—
Unnrealized gain on derivative instruments	—	0.8	—	0.8

	$586.0	$(31.6)	$1,544.5	$50.9

16. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of interest rate changes on borrowings, fluctuations in the relative value of currencies and the impact of fluctuations in the purchase prices of natural gas, ammonia and sulfur consumed in operations, changes in ocean freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risk, foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use forward purchase contracts, forward freight agreements, swaps and zero-cost collars to reduce the risk related to significant price changes in our inputs and product prices. We use interest rate swap contracts to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Our foreign currency exchange contracts, commodities contracts, interest rate contracts and certain ocean freight contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); therefore, unrealized gains and losses are recorded in the Condensed Consolidated Statements of Operations. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. Unrealized gains or losses used to hedge changes in our financial position are included in the foreign currency transaction (gains) losses line on the Condensed Consolidated Statements of Operations. Below is a table that shows our derivative unrealized (gains) losses related to foreign currency exchange contracts, commodities contracts, and ocean freight:

	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Foreign currency exchange contracts included in cost of goods sold	$(3.7)	$(2.3)	$(13.9)	$(23.3)
Commodities contracts included in cost of goods sold	29.1	(4.4)	9.6	14.8
Ocean freight contracts included in cost of goods sold	14.5	0.8	12.2	4.1
Foreign currency exchange contracts included in foreign currency transaction (gain) loss	6.7	1.9	(5.7)	0.1

On June 29, 2007, we prepaid $150.0 million aggregate principal of term loans under our senior secured bank credit facility. In association with the prepayment, we terminated $175.0 million of interest rate swaps and $75.0 million of zero-cost collars at a gain of $1.0 million. As of February 29, 2008, we had no interest rate swaps or zero-cost collars outstanding.

17. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of February 29, 2008, Cargill and certain of its subsidiaries owned approximately 64.4% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 29, 2008 the net amount due to Cargill and its affiliates related to these transactions totaled $57.7 million. At May 31, 2007 the net amount due from Cargill and its affiliates was $6.4 million.

Cargill made net equity contributions of $3.7 million to us during the nine months ended February 29, 2008 and $2.3 million during fiscal year 2007.

The Condensed Consolidated Statements of Operations included the following transactions with Cargill and its affiliates:

	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Transactions with Cargill and affiliates included in net sales	$69.5	$46.6	$187.8	$111.0
Payments to Cargill and affiliates included in cost of goods sold	29.2	16.5	174.3	53.5
Payments to Cargill and affiliates included in selling, general and administrative expenses	2.9	2.7	10.9	8.5
Interest income received from Cargill and affiliates	0.8	—	1.9	0.1

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of February 29, 2008 and May 31, 2007, the net amount due from our non-consolidated companies totaled $228.9 million and $87.0 million, respectively.

The Condensed Consolidated Statements of Operations included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Transactions with non-consolidated companies included in net sales	$213.9	$109.6	$498.3	$300.1
Payments to non-consolidated companies included in cost of goods sold	51.6	37.0	218.2	155.6

18. Business Segments

The reportable segments are determined by management based upon factors such as different technologies, different market dynamics, and for which segment financial information is available. For a description of the business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. During the second quarter of fiscal 2008, we completed a strategic review in which we identified the Nitrogen business as non-core to our ongoing business. Therefore, based primarily on how our chief operating decision maker views and evaluates our operations, we have eliminated the Nitrogen business as a separate reportable segment. The results of the Nitrogen business are now included as part of Corporate, Eliminations, and Other. Accordingly, the prior period comparable results have been updated to reflect our Nitrogen business as a part of the Corporate, Eliminations and Other segment for comparability purposes. The Corporate, Eliminations and Other segment primarily represents activities associated with our Nitrogen

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution business, equity in net earnings from our 50% ownership interest in Saskferco Products Inc., a Saskatchewan-based producer of nitrogen-based fertilizers and animal feed ingredients, unallocated corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment. Segment information was as follows:

(in millions)	Phosphates	Potash	Offshore	Corporate, Eliminations and Other	Total
Three months ended February 29, 2008
Net sales to external customers	$1,188.1	$536.3	$386.2	$36.6	$2,147.2
Intersegment net sales	69.7	11.0	0.8	(81.5)	—

Net sales	1,257.8	547.3	387.0	(44.9)	2,147.2
Gross margin	478.4	209.1	43.2	(2.8)	727.9
Restructuring (gain) loss	(0.8)	—	—	—	(0.8)
Operating earnings (loss)	442.7	195.9	18.1	(9.3)	647.4
Capital expenditures	50.3	32.9	3.0	0.4	86.6
Depreciation, depletion and amortization	46.0	33.7	4.6	2.4	86.7
Equity in net earnings of non-consolidated companies	0.8	—	6.8	23.3	30.9

Three months ended February 28, 2007
Net sales to external customers	$650.9	$342.1	$241.5	$44.2	$1,278.7
Intersegment net sales	39.8	0.6	1.4	(41.8)	—

Net sales	690.7	342.7	242.9	2.4	1,278.7
Gross margin	19.7	81.3	11.3	0.8	113.1
Operating earnings (loss)	(11.1)	67.0	(9.2)	(12.5)	34.2
Capital expenditures	42.7	26.6	1.8	1.0	72.1
Depreciation, depletion and amortization	47.7	26.6	3.9	3.2	81.4
Equity in net earnings of non-consolidated companies	0.4	—	4.3	0.8	5.5

Nine months ended February 29, 2008
Net sales to external customers	$3,386.3	$1,347.9	$1,523.3	$88.4	$6,345.9
Intersegment net sales	284.8	42.8	5.5	(333.1)	—

Net sales	3,671.1	1,390.7	1,528.8	(244.7)	6,345.9
Gross margin	1,229.5	510.9	144.4	(12.0)	1,872.8
Restructuring (gain) loss	9.5	—	—	—	9.5
Operating earnings (loss)	1,099.7	467.3	73.9	(14.3)	1,626.6
Capital expenditures	128.1	105.0	12.8	1.9	247.8
Depreciation, depletion and amortization	140.7	92.5	13.1	7.1	253.4
Equity in net earnings of non-consolidated companies	2.5	—	41.6	44.1	88.2

Nine months ended February 28, 2007
Net sales to external customers	$2,027.7	$938.6	$1,040.7	$82.3	$4,089.3
Intersegment net sales	216.5	46.3	6.0	(268.8)	—

Net sales	2,244.2	984.9	1,046.7	(186.5)	4,089.3
Gross margin	164.8	239.1	48.4	17.6	469.9
Restructuring (gain) loss	(0.4)	—	—	—	(0.4)
Operating earnings (loss)	76.9	206.0	(8.3)	(18.1)	256.5
Capital expenditures	105.4	68.6	7.4	9.2	190.6
Depreciation, depletion and amortization	136.6	82.3	11.5	5.1	235.5
Equity in net earnings of non-consolidated companies	1.1	—	12.2	11.5	24.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended		Nine months ended
(in millions)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales(a):
Brazil	$318.6	$166.4	$1,057.0	$613.4
Canpotex(b)	196.2	92.4	460.4	270.4
Australia	184.0	62.5	222.7	90.5
Canada	140.3	75.2	330.1	170.7
India	132.7	66.5	1,010.6	546.2
Japan	61.1	28.9	142.9	84.5
Mexico	54.5	30.5	129.4	102.0
Colombia	38.4	18.9	100.6	59.6
Argentina	35.3	17.3	208.1	118.9
Thailand	35.1	17.0	91.2	46.6
China	18.6	74.8	57.8	205.0
Chile	9.0	13.2	124.4	78.0
Other	127.9	85.1	270.3	365.4

Total foreign countries	1,351.6	748.7	4,205.4	2,751.2
United States	795.6	530.0	2,140.5	1,338.1

Consolidated	$2,147.2	$1,278.7	$6,345.9	$4,089.3

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state we mean short or long ton(s) which are the equivalent of 2,000 and 2,240 pounds, respectively. In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations

The following table shows the results of operations for the three and nine months ended February 29, 2008 and February 28, 2007:

	Three months ended		2008-2007		Nine months ended		2008-2007
(dollars in millions, except per share data)	February 29, 2008	February 28, 2007	Change	Percent	February 29, 2008	February 28, 2007	Change	Percent
Net sales	$2,147.2	$1,278.7	$868.5	68%	$6,345.9	$4,089.3	$2,256.6	55%
Cost of goods sold	1,419.3	1,165.6	253.7	22%	4,473.1	3,619.4	853.7	24%

Gross margin	727.9	113.1	614.8	544%	1,872.8	469.9	1,402.9	299%
Gross margin percentage	33.9%	8.8%			29.5%	11.5%
Selling, general and administrative expenses	81.2	77.8	3.4	4%	227.6	213.9	13.7	6%
Restructuring loss (gain)	(0.8)	—	(0.8)	NM	9.5	(0.4)	9.9	NM
Other operating (income) expense	0.1	1.1	(1.0)	(91%)	9.1	(0.1)	9.2	NM

Operating earnings	647.4	34.2	613.2	1793%	1,626.6	256.5	1,370.1	534%
Interest expense, net	24.7	43.0	(18.3)	(43%)	84.2	119.5	(35.3)	(30%)
Foreign currency transaction (gain) loss	(1.5)	(17.8)	16.3	(92%)	70.3	(44.9)	115.2	NM
(Gain) loss on extinguishment of debt	0.5	(33.9)	34.4	(101%)	2.6	(33.9)	36.5	(108%)
Other income	(27.0)	(0.8)	26.2	NM	(30.3)	(17.5)	12.8	73%
Provision for income taxes	159.2	6.6	152.6	NM	360.9	38.1	322.8	NM
Equity in net earnings of non-consolidated companies	30.9	5.5	25.4	NM	88.2	24.8	63.4	NM
Minority interests in net earnings of consolidated companies	(1.6)	(0.4)	(1.2)	NM	(6.8)	(2.9)	(3.9)	NM

Net earnings	$520.8	$42.2	$478.6	1134%	$1,220.3	$217.1	$1,003.2	462%

Diluted net earnings per share	$1.17	$0.10	$1.07	1067%	$2.74	$0.49	$2.25	460%
Diluted weighted average number of shares outstanding (in millions)	446.1	440.9			445.1	439.2

Overview of Consolidated Results for the three months ended February 29, 2008 and February 28, 2007

Our net earnings for the fiscal 2008 third quarter ended February 29, 2008 were $520.8 million, or $1.17 per diluted share, compared with net earnings of $42.2 million, or $0.10 per diluted share, for the same period a year ago. The more significant factors that affected our third quarter fiscal 2008 results of operations and financial condition are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Our net sales and gross margins continue to benefit from the significant increase in crop nutrient prices driven by robust global demand and tight market supplies within the industry, partially offset by higher raw material costs. World population and household incomes are growing which is increasing demand for more protein rich food in developing regions such as China, India and Latin America. Global grain and oilseed production have increased to record levels, yet will fall short of projected use this year according to the U.S. Department of Agriculture estimates. The resulting high crop prices for farmers and strong growth in the biofuels industry, especially the U.S. ethanol market, have contributed to strong global demand for crop nutrients.

•	Our average selling price for diammonium phosphate fertilizer (“DAP”) increased 98% to $487 per tonne in the third quarter of fiscal 2008 from $246 per tonne in the same period of fiscal 2007.

•

Our average muriate of potash (“MOP”) selling price was $221 per tonne in the third quarter of fiscal 2008, an increase of $77 per tonne compared with the same period last year. Our average K-Mag® selling price of $145 per tonne in the third quarter of fiscal 2008 increased $27 per tonne compared with the same period last year.

•	Crop nutrient selling prices for both phosphates and potash have continued to increase in the fourth quarter.

•

Increasing raw material costs for sulfur and ammonia have and will continue to adversely impact our phosphate gross margins. Our average Central Florida cost for sulfur increased to $174 per long ton in the third quarter of fiscal 2008 from $62 in the same period of fiscal 2007.

•

Income tax expense was $159.2 million resulting in an effective tax rate of 24.5% for the three months ended February 29, 2008, and reflected net benefits of $40.1 million specific to the third quarter.

•	We generated $528.0 million in cash flows from operations in the third quarter of fiscal 2008.

Overview of Consolidated Results for the nine months ended February 29, 2008 and February 28, 2007

Our net earnings for the nine months ended February 29, 2008 were $1.2 billion, or $2.74 per diluted share, compared with net earnings of $217.1 million, or $0.49 per diluted share, for the same period a year ago. The more significant factors that affected our nine months ended February 29, 2008 results of operations and financial condition are consistent with the factors that affected our third quarter fiscal 2008 results of operations and financial condition as described above. Highlights of certain factors are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Our net sales and gross margins reached historic levels due to the same factors noted above for the three months ended February 29, 2008.

•	Our average selling price for DAP increased 77% to $435 per tonne in the fiscal 2008 year-to-date period from $246 per tonne in the same period of fiscal 2007.

•

Our average MOP selling price was $185 per tonne in the first nine months of fiscal 2008, an increase of $45 per tonne compared with the same period in the prior fiscal year. Our average K-Mag® selling price was $133 per tonne in the first nine months of fiscal 2008, an increase of $17 per tonne compared with the same in the prior fiscal year.

•

Increasing raw material costs for sulfur and ammonia have and will continue to impact our phosphate gross margins. Our average cost for sulfur in Central Florida increased to $117 per long ton in the fiscal 2008 year-to-date period from $67 per long ton in the same period of fiscal 2007.

•

We also had foreign currency transaction losses of $70.3 million in the nine months ended February 29, 2008, compared with foreign currency transaction gains of $44.9 million in the prior year. These losses in fiscal 2008 were mainly the result of the effect of a strengthening of the Canadian dollar on large U.S. dollar denominated intercompany receivables, intercompany loans, and cash held by our Canadian subsidiaries partially offset by the effect of a strengthening of the Brazilian real on U.S. dollar denominated external trade accounts payable.

•	Income tax expense was $360.9 million resulting in an effective tax rate of 24.1% for the nine months ended February 29, 2008, and reflected net benefits of $99.1 million specific to the period.

•

We generated $1.5 billion in cash flows from operations in the nine months ended February 29, 2008 compared with $454.4 million in the year-ago period. Our strong cash flows allowed us to prepay $1 billion of debt from May 1, 2007 to December 31, 2007.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and price:

	Three months ended		2008-2007		Nine months ended		2008-2007
(dollars in millions, except price per tonne)	February 29, 2008	February 28, 2007	Change	Percent	February 29, 2008	February 28, 2007	Change	Percent
Net sales:
North America	$578.8	$347.1	$231.7	67%	$1,547.0	$870.7	$676.3	78%
International	679.1	343.6	335.5	98%	2,124.1	1,373.5	750.6	55%

Total	1,257.8	690.7	567.1	82%	3,671.1	2,244.2	1,426.9	64%
Cost of goods sold	779.4	671.0	108.4	16%	2,441.6	2,079.4	362.2	17%

Gross margin	$478.4	$19.7	$458.7	2328%	$1,229.5	$164.8	$1,064.7	646%

Gross margin as a percent of net sales	38.0%	2.9%			33.5%	7.3%
Sales volume (in thousands of metric tonnes) Fertilizer(a):
North America	979	826	153	19%	2,727	1,782	945	53%
International	980	1,036	(56)	(5%)	3,321	4,229	(908)	(21%)

Total	1,959	1,862	97	5%	6,048	6,011	37	1%
Feed	249	212	37	17%	683	642	41	6%

Total	2,208	2,074	134	6%	6,731	6,653	78	1%

Average price per tonne:
DAP (FOB plant)	$487	$246	$241	98%	$435	$246	$189	77%
Average purchase price for key raw materials (Central Florida):
Ammonia (metric tonne)	$399	$345	$54	16%	$345	$317	$28	9%
Sulfur (long ton)	174	62	112	181%	117	67	50	75%

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended February 29, 2008 and February 28, 2007

Phosphate’s net sales increased $567.1 million or 82% in the third quarter of fiscal 2008, as a result of a significant increase in phosphate selling prices.

Our average DAP price was $487 per tonne in the third quarter of fiscal 2008, an increase of $241 per tonne or 98% compared with the same period last year. The average DAP price has continued to increase in the fourth quarter due to exceptional agricultural market fundamentals, including strong demand and low crop nutrient inventories, and high raw material costs.

Sales volumes of phosphate fertilizer and animal feed ingredients were up 6% to 2.2 million tonnes for the third quarter of fiscal 2008. Volumes to North America increased approximately 19% as North America continues to exhibit strong demand growth and we executed on our plan to grow sales in this region. Sales volumes to international locations declined approximately 5%, due to the increased volume sold into North America.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers outside of the U.S. for us and its other members. Included in our third quarter results in fiscal 2008 is PhosChem revenue from sales for its other members of $69.0 million, compared to $77.9 million for the third quarter in fiscal 2007.

Gross margin as a percentage of net sales was 38.0% in the third quarter of fiscal 2008 compared to 2.9% of net sales in the same period of fiscal 2007. The increase in gross margin as a percentage of sales was primarily due to significant increases in selling prices, supplemented by unrealized mark-to-market gains on natural gas derivatives and ocean freight forward contract derivatives partly offset by higher sulfur and ammonia raw material costs during the quarter. Our average cost for sulfur in Central Florida increased to $174 per long ton in the third quarter of fiscal 2008 from $62 in the same period of fiscal 2007. Phosphates had unrealized mark-to-market gains on natural gas derivatives and ocean freight forward contract derivatives of $25.7 million for the third quarter of fiscal 2008 compared with losses of $1.0 million on natural gas derivatives for the third quarter of fiscal 2007.

During the third quarter of fiscal 2008, market prices for sulfur continued to rise and we experienced a minor impact on production as a result of high demand for sulfur coupled with insufficient supply due to oil refinery production issues. While sulfur costs may continue to increase in the fourth quarter of fiscal 2008, we believe that our investments in sulfur and our other actions should allow us to avoid significant effects on production due to a lack of sulfur and will continue to afford us a competitive advantage in the cost and access to available sulfur.

Phosphates’ production of dry concentrates was approximately 1.9 million tonnes for the third quarter of both fiscal 2008 and 2007.

Nine months ended February 29, 2008 and February 28, 2007

Phosphates’ net sales increased $1.4 billion or 64% in the first nine months of fiscal 2008, as a result of a significant increase in phosphate selling prices. Phosphates’ sales volumes were comparable for the nine months ended February 29, 2008 and February 28, 2007 at approximately 6.7 million tonnes.

The average price of DAP increased to $435 per tonne, an increase of $189 per tonne compared with the same period in the prior fiscal year. The increase in the DAP selling price for the nine month period in fiscal 2008 is for the same reasons previously discussed.

PhosChem revenue from sales for its other members was $351.1 million in the first nine months of fiscal 2008 compared with $289.8 million in the same period, a year ago. CF Industries, Inc. withdrew as a member of PhosChem on November 30, 2007.

Gross margin as a percentage of net sales significantly increased from 7.3% in the first nine months of fiscal 2007 to 33.5% for the same period in fiscal 2008. The increase in gross margin was primarily a result of increased selling prices partially offset by higher sulfur and ammonia raw material costs, as described above. Our average Central Florida cost for sulfur increased to $117 per long ton in the first nine months of fiscal 2008 from $67 in the same period of fiscal 2007. The trends described above related to sulfur cost, availability and production also had a similar effect on the nine months ended February 29, 2008. In addition, Phosphates had unrealized mark-to-market gains on natural gas derivatives and ocean freight contracts of $13.5 million for the nine months ended in fiscal 2008 compared with gains on natural gas derivatives of $14.6 million for the nine months ended in fiscal 2007.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and price:

	Three months ended		2008-2007		Nine months ended		2008-2007
(dollars in millions, except price per tonne)	February 29, 2008	February 28, 2007	Change	Percent	February 29, 2008	February 28, 2007	Change	Percent
Net sales:
North America	$322.5	$244.0	$78.5	32%	$839.0	$658.3	$180.7	27%
International	224.8	98.7	126.1	128%	551.7	326.6	225.1	69%

Total	547.3	342.7	204.6	60%	1,390.7	984.9	405.8	41%
Cost of goods sold	338.2	261.4	76.8	29%	879.8	745.8	134.0	18%

Gross margin	$209.1	$81.3	$127.8	157%	$510.9	$239.1	$271.8	114%

Gross margin as a percent of net sales	38.2%	23.7%			36.7%	24.3%
Sales volume (in thousands of metric tonnes) Fertilizer(a):
North America	825	768	57	7%	2,404	2,264	140	6%
International	1,028	775	253	33%	3,046	2,508	538	21%

Total	1,853	1,543	310	20%	5,450	4,772	678	14%
Non-agricultural (industrial and feed)	249	243	6	2%	753	673	80	12%

Total(b)	2,102	1,786	316	18%	6,203	5,445	758	14%

Average price per tonne:
MOP (FOB plant)	$221	$144	$77	53%	$185	$140	$45	32%
K-Mag (FOB plant)	$145	$118	$27	23%	$133	$116	$17	15%

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)

Includes sales volumes (in thousands of metric tonnes) of 246 tonnes and 600 tonnes of K-Mag® for the three and nine months ended February 29, 2008, respectively, and 184 tonnes and 488 tonnes of K-Mag® for the three and nine months ended February 28, 2007, respectively.

Three months ended February 29, 2008 and February 28, 2007

Potash net sales were $547.3 million in the third quarter of fiscal 2008 compared to $342.7 million in the same period of fiscal 2007. This net sales increase of 60% in the third quarter of fiscal 2008 resulted primarily from higher selling prices and an increase in volumes sold. International sales volumes increased approximately 33% due to increased demand for MOP.

We sell two primary potash fertilizer products, MOP and K-Mag®, a specialty product. Our average MOP selling price was $221 per tonne in the third quarter of fiscal 2008, an increase of $77 per tonne compared with the same period last year. Our average K-Mag® selling price of $145 per tonne in the third quarter of fiscal 2008 increased $27 per tonne compared with the same period in fiscal 2007. The average selling price of potash products has continued to increase into the fourth quarter for the same fundamental supply and demand reasons as for phosphates, as described above. Prices to non-agricultural customers generally are based on long-term contracts at prices which were below our average MOP price.

Potash gross margin as a percent of net sales increased significantly to 38.2% in the third quarter of fiscal 2008 compared to 23.7% in the same period in fiscal 2007. Gross margin as a percentage of net sales increased primarily as a result of the higher selling prices partially offset by the effect of a stronger Canadian dollar on operating costs and higher Canadian resource taxes due to improved profitability and increased production. In the third quarter of fiscal 2008, Canadian resource tax expense was $70.1 million compared with $28.0 in the same period a year-ago. Resource tax expense in the fourth quarter of fiscal 2008 is expected to increase significantly. In the third quarter of fiscal 2008, we had unrealized mark-to-market derivative gains on natural gas and foreign currency derivatives of $11.1 million compared with losses of $6.5 million in the same period a year-ago.

Potash production was 2.2 million tonnes for the third quarter of fiscal 2008, compared with 2.1 million tonnes in fiscal 2007. The increase in production was due to the Esterhazy expansion.

Nine months ended February 29, 2008 and February 28, 2007

Potash’s net sales increased 41% in the first nine months of fiscal 2008 compared to fiscal 2007 primarily due to increased selling prices and sales volumes. Potash sales volumes increased to 6.2 million tonnes in the first nine months of fiscal 2008 compared with 5.4 million tonnes a year ago, primarily as a result of increased international demand and an increase in production due to the expansion at our Esterhazy mine. The increase in international sales volumes in the first nine months of fiscal 2008 compared to fiscal 2007 was due to timing of the Canpotex contract with key customers in China.

Our average MOP selling price was $185 per tonne in the first nine months of fiscal 2008, an increase of $45 per tonne compared with the same period in the prior fiscal year. Our average K-Mag® selling price was $133 per tonne in the first nine months of fiscal 2008, an increase of $17 per tonne, compared with the same in the prior fiscal year.

Potash production increased to 5.9 million tonnes in the first nine months of fiscal 2008 compared to 5.4 million tonnes during the same period a year ago. This increase of approximately 0.5 million tonnes was due primarily to the Esterhazy mine expansion.

Potash gross margin as a percent of sales increased to 36.7% in the first nine months of fiscal 2008 from 24.3% in the same period in fiscal 2007. The increase in gross margin as a percentage of sales was primarily the result of higher selling prices.

The brine inflow at our Esterhazy potash mine had a negative gross margin impact of approximately $40.8 million in the first nine months of fiscal 2008 compared with approximately $29.2 million a year ago. The increase in costs year over year is due to identification of additional brine inflow at Esterhazy in December 2006, resulting in a full nine months of costs in the fiscal 2008 results versus three months of associated costs in the same period in fiscal 2007.

The functional currency for our Potash segment is the Canadian dollar. A weaker U.S. dollar generally reduces our Potash segment’s margins. A stronger U.S. dollar has the opposite effect. We generally hedge a portion of the anticipated currency risk exposure. Gains or losses on these hedge contracts, both for open contracts at quarter end (unrealized) and settled contracts (realized), are recorded in cost of goods sold.

Potash Expansions

As part of our strategic initiatives, we have announced plans to grow our Potash business through expansion of our existing potash mines over the next twelve years. Some of the expansions are already underway while others are in the planning and approval stages. We believe forecasted global demand and supply fundamentals support the need for our growth. We believe our expansions are cost effective and we will have the flexibility to moderate the timing of these expansions if necessary.

Location	Estimated Annual Capacity Increase (tonnes in millions)	Estimated Cost (current dollars in millions)	Estimated Completion
Esterhazy, Saskatchewan	0.9	$700	2012
	0.9	1,000	2020

	1.8	1,700
Belle Plaine, Saskatchewan	0.1	20	2010
	0.4	100	2012
	1.5	800	2014-2017

	2.0	920
Colonsay, Saskatchewan	0.3	30	2009
	1.0	500	2013-2016

	1.3	530

Total	5.1	$3,150

In addition to these expansions, approximately 1.3 million tonnes of annual capacity will revert to Mosaic within the next few years upon expiration of a third party tolling agreement at Esterhazy.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, gross margin as a percentage of net sales and equity in net earnings of non-consolidated companies:

	Three months ended		2008-2007		Nine months ended		2008-2007
(dollars in millions, except exchange rates)	February 29, 2008	February 28, 2007	Change	Percent	February 29, 2008	February 28, 2007	Change	Percent
Net sales	$387.0	$242.9	$144.1	59%	$1,528.8	$1,046.7	$482.1	46%
Cost of goods sold	343.8	231.6	112.2	48%	1,384.4	998.3	386.1	39%

Gross margin	$43.2	$11.3	$31.9	282%	$144.4	$48.4	$96.0	198%

Gross margin as a percent of net sales	11.2%	4.7%			9.4%	4.6%
Equity in net earnings of non-consolidated companies:
Fertifos S.A.	$6.0	$4.0	$2.0	50%	$36.9	$10.5	$26.4	251%
Other non-consolidated companies	0.8	0.3	0.5	167%	4.7	1.7	3.0	176%

Total	$6.8	$4.3	$2.5	58%	$41.6	$12.2	$29.4	241%

Three months ended February 29, 2008 and February 28, 2007

Offshore net sales increased $144.1 million or 59% in the third quarter of fiscal 2008 compared with the same period in fiscal 2007, mainly as a result of an increase in selling prices. In the third quarter of fiscal 2008, gross margin increased to $43.2 million, or 11.2% of net sales, compared to $11.3 million, or 4.7% of net sales, for the same period in fiscal 2007. The increase in gross margin as a percentage of sales was primarily due to the increase in selling prices and the benefit of lower cost inventories during a period of rising selling prices, particularly in Brazil, Thailand and China.

Net sales in Brazil more than doubled in the third quarter of fiscal 2008 compared with the same period in fiscal 2007. This increase was a result of higher selling prices and volumes compared to fiscal 2007, driven by the same factors described above in the Overview section. Gross margin in Brazil increased $20.8 million to $26.3 million in the third quarter of fiscal 2008 compared with the same period a year ago as a result of improved market conditions and the benefit of lower cost inventories during a period of rising selling prices. Market conditions continue to strengthen for Brazil’s agricultural sector and consequently farmer economics are improving which continues to drive demand for crop nutrients.

The functional currency for our Brazilian affiliate is the Brazilian Real. We typically finance Brazilian inventory purchases with U.S. dollar denominated liabilities. A weaker U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency gain is recorded in non-operating income (foreign currency transaction (gain)/loss). A stronger U.S dollar has the opposite effect. We generally hedge a portion of this currency exposure. Associated gains or losses on foreign currency contracts are also recorded in non-operating income.

Equity in net earnings of non-consolidated companies increased to $6.8 million for the third quarter of fiscal 2008 compared with $4.3 million in the same period in fiscal 2007. This was mainly the result of improved equity earnings from our investment in Fertifos S.A. and its subsidiary Fosfertil, which operate in Brazil. The increase in equity earnings from Fertifos S.A. and its subsidiary Fosfertil is due to higher selling prices and increased demand for crop nutrients in Brazil.

Nine months ended February 29, 2008 and February 28, 2007

Offshore net sales increased $482.1 million, or 46% in the first nine months of fiscal 2008, compared with the same period in fiscal 2007, mainly as a result of an increase in selling prices. In the first nine months of fiscal 2008, gross margin increased to $144.4 million, or 9.4% of net sales, compared to $48.4 million, or 4.6% of net sales, for the same period in fiscal 2007. The increase in gross margin as a percentage of sales was primarily due to the increase in selling prices for all countries in which our Offshore business operates and the benefit of lower cost inventories during a period of rising selling prices in certain countries.

In Brazil, net sales increased 87% compared to fiscal 2007, driven by higher selling prices and increased demand. Gross margin in Brazil increased $50.6 million to $71.3 million in the first nine months of fiscal 2008 compared with the same period a year ago. The increase in gross margin was primarily due to increased selling prices along with realizing the benefit of lower cost inventories during a period of rising selling prices.

Equity in net earnings of non-consolidated companies increased to $41.6 million for the first nine months of fiscal 2008 compared with $12.2 million in the same period in fiscal 2007. This was mainly the result of higher equity earnings from our investment in Fertifos S.A., and its subsidiary Fosfertil S.A.

Other Income Statement Items

	Three months ended		2008-2007		Percent of Net Sales
(in millions)	February 29, 2008	February 28, 2007	Change	Percent	2008	2007
Selling, general and administrative expenses	$81.2	$77.8	$3.4	4%	4%	6%
Restructuring (gain) loss	(0.8)	—	(0.8)	NM	0%	0%
Interest expense	33.4	49.6	(16.2)	(33%)	2%	4%
Interest income	8.7	6.6	2.1	32%	0%	1%

Interest expense, net	24.7	43.0	(18.3)	(43%)	1%	3%
Foreign currency transaction (gain) loss	(1.5)	(17.8)	16.3	(92%)	0%	(1%)
Other (income) expense	(27.0)	(0.8)	26.2	NM	(1%)	0%
Equity in net earnings of nonconsolidated companies	30.9	5.5	25.4	NM	1%	0%

	Nine months ended		2008-2007		Percent of Net Sales
(in millions)	February 29, 2008	February 28, 2007	Change	Percent	2008	2007
Selling, general and administrative expenses	$227.6	$213.9	$13.7	6%	4%	5%
Restructuring (gain) loss	9.5	(0.4)	9.9	NM	0%	0%
Interest expense	107.4	134.6	(27.2)	(20%)	2%	3%
Interest income	23.2	15.1	8.1	54%	0%	0%

Interest expense, net	84.2	119.5	(35.3)	(30%)	1%	3%
Foreign currency transaction (gain) loss	70.3	(44.9)	115.2	NM	1%	(1%)
Other (income) expense	(30.3)	(17.5)	12.8	73%	0%	0%
Equity in net earnings of nonconsolidated companies	88.2	24.8	63.4	NM	1%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $81.2 and $227.6 million for the three and nine months ended February 29, 2008, respectively, compared to $77.8 and $213.9 million for the three and nine months ended February 28, 2007, respectively. The increase in selling, general and administrative expenses for the three months ended February 29, 2008 compared to February 28, 2007 was primarily the result of higher incentive compensation accruals and external consulting fees. The increase in selling, general and administrative expenses for the nine months ended February 29, 2008 compared to February 28, 2007 was primarily the result of higher incentive compensation accruals, post-implementation and depreciation costs related to our enterprise resource planning (“ERP”) system, and external consulting fees.

Restructuring (Gain) Loss

During the three months ended February 29, 2008, we adjusted a previously recorded restructuring loss resulting in a gain of approximately $0.8 million. During the nine months ended February 29, 2008, we had a net restructuring loss which related to a revision in our estimated cash flows for ARO’s of previously closed facilities of $9.5 million.

Interest Expense, net

Interest expense, net of interest income, was $24.7 million and $84.2 million for the three and nine months ended February 29, 2008, respectively, compared to $43.0 million and $119.5 million for the three and nine months ended February 28, 2007, respectively. The decrease in interest expense for the three and nine months ended February 29, 2008 related primarily to the lower average debt balances as a result of repayments of debt. For further discussion, refer to Note 10 of our Notes to Condensed Consolidated Financial Statements. The increase in interest income for the three and nine months ended February 29, 2008 related to an increase in cash and cash equivalents as a result of our strong operating results.

Foreign Currency Transaction (Gain) Loss

For the three and nine months ended February 29, 2008, we recorded a foreign currency transaction gain of $1.5 million and loss of $70.3 million, respectively, compared with gains of $17.8 million and $44.9 million for the same periods in the prior year.

The gain for the three months ended February 29, 2008 was the result of the significant strengthening of the Brazilian real on U.S. dollar denominated external payables held by our Brazilian affiliates, partially offset by the effect of a slight strengthening of the Canadian dollar on significant U.S. dollar denominated intercompany receivables, intercompany loans, and cash held by our Canadian affiliates. The gain for the three months ended February 28, 2007 was mainly the result of the effect of a strengthening of the Canadian dollar on large U.S. dollar denominated intercompany receivables and intercompany loans.

The loss for the nine months ended February 29, 2008 was mainly the result of the effect of a significant strengthening of the Canadian dollar on large U.S. dollar denominated intercompany receivables, intercompany loans, and cash held by our Canadian affiliates partially offset by the effect of a strengthening of the Brazilian real on U.S. dollar denominated external trade accounts payable.

The Canadian dollar is the functional currency for our Potash business and the Brazilian real is the functional currency for a portion of our Offshore business. Potash and Offshore translate their U.S. dollar denominated balance sheet accounts to the Canadian dollar or Brazilian real functional currency, respectively, which results in transaction gains or losses reflected in our Condensed Consolidated Statements of Operations. As our intercompany receivables and intercompany loans are primarily a non-cash accounting exposure, we generally do not hedge them.

Other (Income) Expense

For the three and nine months ended February 29, 2008, we recorded other income of $27.0 million and $30.3 million, respectively, compared with other income of $0.8 million and $17.5 million for the three and nine months ended February 28, 2007, respectively. The other income for the three and nine months ended February 29, 2008 is primarily due to a $24.6 million gain in December 2007 on our sale of our remaining minority interest in a business in which IMC had sold the majority interest prior to the Combination. The other income for the nine months ended February 28, 2007 is primarily the result of a favorable arbitration award received in July 2006 of $15.3 million that related to an environmental dispute involving IMC prior to the Combination.

Provision for Income Taxes

Effective
Quarter Ended	Tax Rate
February 29, 2008	24.5%
February 28, 2007	15.1%

Nine Months Ended	Effective Tax Rate

February 29, 2008	24.1%
February 28, 2007	16.3%

Income tax expense was $159.2 million and $360.9 million and the effective tax rate was 24.5% and 24.1% for the three and nine months ended February 29, 2008, respectively, and reflected net benefits of $40.1 million and $99.1 million, respectively, which are specific to the periods. For the three months ended February 29, 2008, the benefits were primarily comprised of the effect of the reduction in the Canadian federal corporate tax rate on deferred tax liabilities which reduced income tax expense by $29.3 million. For the nine months ended February 29, 2008, the benefits were primarily comprised of the effect of the reduction in the Canadian federal corporate tax rate which reduced income tax expense by $34.0 million and our ability to utilize foreign tax credits which reduced income tax expense by $62.5 million. For the three and nine months ended February 28, 2007, we had income tax expense of $6.6 million and $38.1 million and an effective tax rate of 15.1% and 16.3%, respectively. The three months ended February 28, 2007 tax rate included the effect of a reduction of the Canadian corporate federal tax rate on deferred tax liabilities as well as the impact of certain losses without a tax benefit. The nine months ended February 28, 2007 included a benefit of $44.4 million from the reduction of the Canadian federal corporate tax rate and the elimination of the Canadian corporate surtax.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $30.9 million and $88.2 million for the three and nine months ended February 29, 2008, respectively, compared with $5.5 million and $24.8 million for the same periods in fiscal 2007. The increase in equity earnings in fiscal 2008 is primarily due to higher equity earnings from our investments in Fertifos S.A. and its subsidiary Fosfertil and Saskferco. The increase in equity earnings from Fertifos S.A. and its subsidiary Fosfertil is a result of higher local demand for fertilizer products and increased selling prices because of the strong global agricultural industry fundamentals. The increase in equity earnings from Saskferco is a result of higher nitrogen selling prices and mark-to-market gains on natural gas derivatives.

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

Our significant accounting policies are summarized in Note 2 to the Condensed Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

During the nine months ended February 29, 2008, we reduced our deferred tax valuation allowance as is more fully described in Note 5 of the Condensed Consolidated Financial Statements. We have included a summary of our policy related to income taxes and updated it for the events described in Note 5.

Income Taxes

We recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For example, in fiscal 2008, there was a reduction in the future Canadian federal corporate tax rate for which we recorded a benefit of approximately $34.0 million. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized, which generally includes significant estimates and assumptions which result from a complex series of judgments about future events. The judgments include evaluating objective evidence, both positive and negative, in determining the need for a valuation allowance. In determining whether a valuation allowance is required, we apply the principles enumerated in SFAS No. 109, “Accounting for Income Taxes”, in the U.S. and each foreign jurisdiction in which a deferred tax asset is recorded. In addition, as part of the process of recording the Combination, we have made certain adjustments to valuation allowances related to the businesses of IMC (Purchase Accounting Valuation Allowances). If during an accounting period we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowances with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related tax benefits, we will reduce our valuation allowances with either (i) a reduction to goodwill, if the reduction relates to Purchase Accounting Valuation Allowances, or (ii) in all other cases, with a reduction to income tax expense. During the first quarter of fiscal 2008, we determined that our valuation allowance for U.S. deferred tax assets recorded in prior fiscal years is not required. During fiscal 2008, a reduction of the entire U. S. valuation allowance of $273.9 million is expected to be recorded. Approximately $236.2 million of the offset will be a reduction to goodwill and approximately $32.2 million will be a reduction in income tax expense. The reversal is expected to be recorded over each of the quarters of fiscal 2008 as the related income is generated. We continue to carry a valuation allowance of approximately $5.5 million against U.S. capital loss carryforwards and a valuation allowance of approximately $30 million against certain non-U.S. deferred tax assets because we have determined that it is not more likely than not that we will realize those deferred tax assets. The $5.5 million of U.S. capital loss carryforwards will expire at the end of fiscal 2008 if they are not utilized. As a result, the corresponding valuation allowance of approximately $5.5 million will be eliminated at the time these carryforwards expire. Currently, we have no tax planning strategy that will result in the realization of these loss carryforwards. If realized, the approximate $5.5 million U.S. valuation allowance would be reversed as a reduction to goodwill. The approximate $30 million non-U.S. valuation allowance, if realized, would be recorded as a reduction of tax expense.

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

Capital Resources and Liquidity

The following table represents a comparison of the cash provided by operating activities, cash used in investing activities, and cash provided by (used in) financing activities for the nine months ended February 29, 2008 and February 28, 2007:

	Nine months ended		$ Change
(in millions)	February 29, 2008	February 28, 2007
Cash Flow
Cash provided by operating activities	$1,508.9	$454.4	$1,054.5
Cash used in investing activities	(209.7)	(203.0)	(6.7)
Cash provided by (used in) financing activities	(618.9)	37.8	(656.7)

At February 29, 2008, we had $1.1 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2008. In addition, our credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Cash flow generated from operating activities is providing us with a significant source of liquidity. During the first nine months of fiscal 2008, net cash provided by operating activities was $1.5 billion, an increase of $1.1 billion compared to the same period in fiscal 2007. The increase in operating cash flows was primarily due to significant growth in net earnings, an increase in accrued expenses primarily driven by an increase in customer prepayments and an increase in accounts payable to finance our Offshore inventories, partially offset by an increase in accounts receivable and inventories. Accounts receivable increased due to the higher selling prices and sales volumes. Inventories increased as a result of higher sulfur and ammonia costs and building inventory in North America for the upcoming spring season. Offshore inventories increased as a result of accumulating lower cost inventories during a period of rising prices.

Investing Activities

Net cash used in investing activities was $209.7 million for the nine months ended February 29, 2008, an increase of $6.7 million compared to the same period in fiscal 2007. The increase in cash used by investing activities is mainly the result of higher capital expenditures for the first nine months of fiscal 2008 compared to the same period in the prior year partially offset by proceeds from the sale of an investment.

Financing Activities

Net cash used in financing activities for the nine months ended February 29, 2008, was $618.9 million, compared to net cash provided by financing activities of $37.8 million with the same period in fiscal 2007. The primary reason for the increase in cash flows used in financing activities is the paydown of debt partially offset by increased proceeds from stock options exercised. For the nine months ended February 28, 2007, the primary reason for the net cash flows provided from financing activities was related to refinancing activities on December 1, 2006.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Condensed Consolidated Financial Statements for information relating to our financing arrangements, including our indebtedness. A more detailed description of our financing arrangements is included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 14 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

From May 1, 2007 to December 31, 2007, we have paid approximately $1.0 billion in long-term debt which included $776.0 million of repayment of long-term debt during fiscal 2008. Our strong cash flows generated from our ongoing business enabled us to pay down our long-term debt. We consider these payments of long-term debt to have completed our plan to reduce outstanding borrowings, strengthen our balance sheet, and continue on our path to investment grade credit ratings. The $776.0 million payments of long-term debt include the following:

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

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 13 of the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Obligations

We adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of June 1, 2007. The impact of FIN 48 resulted in a liability of $200.6 million for unrecognized tax benefits related to various tax positions which includes penalties and interest. As of February 29, 2008, the unrecognized tax benefit related to various tax positions was $229.7 million which included penalties and interest. Based on the uncertainties associated with the settlement of these positions, we are unable to make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. For further discussion, refer to Note 5 of the Condensed Consolidated Financial Statements.

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

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	disruptions to existing transportation or terminaling facilities;

•	risks associated with our international operations;

•	the effects of and changes in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals including permitting activities;

•	the financial resources of our competitors;

•	provisions in the agreements governing our indebtedness that limit our discretion to operate our business and require us to meet specified financial tests;

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007.

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

Foreign Currency Exchange Contracts

At February 29, 2008 and May 31, 2007, the fair values of our foreign currency exchange contracts were $1.7 million and $21.8 million, respectively. The decrease in fair value during the first nine months of fiscal 2008 is primarily due to maturing Canadian dollar contracts being replaced at a lower weighted average rate.

The table below provides information about our foreign exchange derivatives which hedge foreign exchange exposure for our Canadian subsidiaries.

	As of February 29, 2008			As of May 31, 2007
(in millions)	Expected Maturity Date FY 2008	Expected Maturity Date FY 2009	Fair Value	Expected Maturity Date FY 2008	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$9.0	$8.0	$0.5	$270.5	$19.7
Weighted Average Exchange Rate (Canadian Dollar Per U.S. Dollar)	1.0159	1.0077		1.1462
Foreign Currency Exchange Collars
Canadian Dollar
Notional (million US$)	$211.0	$116.5	$1.2	$35.0	$2.1
Weighted Average Participation Rate (Canadian Dollar Per U.S. Dollar)	1.0150	1.0323		1.1586
Weighted Average Protection Rate (Canadian Dollar Per U.S. Dollar)	0.9604	0.9593		1.1286

Total Fair Value			$1.7		$21.8

Further information regarding foreign currency exchange rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 16 of our Notes to Condensed Consolidated Financial Statements.

Commodities

At February 29, 2008 and May 31, 2007, the fair value of our commodities contracts were $22.9 million and $6.7 million, respectively. The $16.2 million increase in fair value during the first nine months of fiscal 2008 is due to an increase of approximately 18.0% in the futures prices for natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of February 29, 2008			As of May 31, 2007
	Expected Maturity Date		Fair Value	Expected Maturity Date FY 2008	Fair Value
(in millions)	FY 2008	FY 2009
Natural Gas Swaps
Notional (million gJ)—long	2.5	0.8	$4.6	2.1	$1.2
Weighted Average Rate (US$/gJ)	$6.39	6.23		$6.05
Notional (million gJ)—short	0.1		$0.2	0.7	$0.1
Weighted Average Rate (US$/gJ)	$8.79			$7.71
Notional (million MMBtu)—long	1.5	2.1	$7.6	3.6	$2.9
Weighted Average Rate (US$/MMBtu)	$7.27	7.36		$7.22
Natural Gas 3-Way Collars
Notional (million gJ)	0.9	9.5	$5.6	6.6	$0.7
Weighted Average Call Purchased Rate (US$/gJ)	$8.25	$6.99		$7.21
Weighted Average Call Sold Rate (US$/gJ)	$10.17	$8.96		$9.05
Weighted Average Put Sold Rate (US$/gJ)	$6.95	$6.21		$6.07
Notional (million MMBtu)	3.1	2.1	$4.8	4.6	$1.8
Weighted Average Call Purchased Rate (US$/MMBtu)	$8.07	$7.40		$7.94
Weighted Average Call Sold Rate (US$/MMBtu)	$9.31	$9.18		$9.50
Weighted Average Put Sold Rate (US$/MMBtu)	$7.43	$6.75		$6.84
Natural Gas Fixed Physical Forwards
Notional (million MMBtu)—long	0.0		$0.1
Weighted Average Rate (US$/MMBtu)	$7.80
Natural Gas Basis Swaps
Notional (million MMBtu)—short NYMEX Henry Hub	0.5		$(0.1)
Weighted Average Rate (US$/MMBtu)	$1.12
Notional (million MMBtu)—long NYMEX Henry Hub	0.5		$0.1
Weighted Average Rate (US$/MMBtu)	$1.19

Total Fair Value			$22.9		$6.7

Further information regarding commodities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 16 of the Condensed Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the material weakness in our internal control over the accounting for income taxes. The material weakness is more fully described under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders that is incorporated by reference in Item 9A(b) of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. This information is incorporated herein by reference. The material weakness has not been remediated as of February 29, 2008.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the fiscal quarter ended February 29, 2008.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

April 9, 2008

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.a.	Form of Barge Freight Contract dated January 23, 2008, between Cargo Carriers, a division of Cargill Marine & Terminal, Inc., and Mosaic Crop Nutrition, LLC		X

10.ii.b.	Form of amendment dated January 21, 2008 to the services agreement for logistics services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.c.	Form of amendment dated January 21, 2008 to the services agreement for general services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.d.	Form of Supply Agreement for Feed Grade Phosphates dated as of July 1, 2007 between Fertilizantes Mosaic Servicios, de R.L. de C.V. and Agribrands Purina Mexico, S.A. de C.V.		X

10.ii.e.	Form of Supply Agreement for Feed Grade Phosphates dated as of July 1, 2007 between Fertilizantes Mosaic Servicios, de R.L. de C.V. and Nutrimentos Agropecuarios Purina, S.A. de C.V.		X

10.ii.f.	Form of Supply Agreement for Feed Grade Phosphates dated as of July 1, 2007 between Fertilizantes Mosaic Servicios, de R.L. de C.V. and Proveedora de Alimentos Avepecuarios, S.A. de C.V.		X

10.ii.g.	Form of Fertilizer Agency Agreement dated January 23, 2008, between Mosaic Canada Crop Nutrition, LLC and Cargill Limited		X

10.ii.h.	Form of Supply Agreement for Feed Grade Phosphates dated January 23, 2008, between Mosaic Crop Nutrition, LLC and Cargill PLC		X

10.iii.a.	Form of Amendment to Employee Restricted Stock Unit Award Agreements granted in 2006 and 2007 to executive officers under The Mosaic Company 2004 Omnibus Stock and Incentive Plan		X

10.iii.b.	Form of Senior Management Severance and Change in Control Agreement, approved February 7, 2008		X

10.iii.c.	Form of Amended and Restated Senior Management Severance and Change in Control Agreement, approved February 7, 2008		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

99.1	Item 9A(b) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007	Item 9A(b) of The Mosaic Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007*

* SEC File No. 001-32327

E-1