Form 10-K
period 2008-05-31
MOSAIC CO
filed 2008-07-29
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

As of November 30, 2007, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $10.86 billion based upon the closing price of these shares on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 443,982,336 shares of Common Stock, par value $0.01 per share, as of July 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended May 31, 2008 (Part I and Part II)
2.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2008 Annual Meeting of Stockholders (Part III)

2008 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients for the global agriculture industry. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in over 40 countries. We have phosphate mining operations in Florida and phosphate production facilities in Florida and Louisiana; potash mines and production facilities in Saskatchewan, Canada, New Mexico and Michigan; strategic equity investments in phosphate production facilities in Brazil; and other production, blending or distribution operations or equity investments in nearly a dozen countries, including the top four nutrient consuming countries in the world.

The Mosaic Company is a Delaware corporation that was incorporated in January 2004 to serve as the parent company of the business that was formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated.

As of May 31, 2008, Cargill owned approximately 64.4% of our outstanding common stock. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling equity interest. We are organized into three business segments: Phosphates, Potash and Offshore. The following charts show the respective contributions to fiscal 2008 net sales and operating earnings for each of these business segments:

Phosphates Segment—We are the largest producer of phosphate fertilizer in the world and the largest producer of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. In fiscal 2008, we accounted for approximately 15% of global production and 59% of U.S. production of phosphate fertilizer.

Potash Segment—We are the third-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. In fiscal 2008, we accounted for approximately 14% of global production and 38% of North American production of potash.

Offshore Segment—Our Offshore segment produces and/or markets phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients. We have sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and a number of other countries. Our operations and strategic investments in Brazil make us one of the largest producers and distributors of blended fertilizers in this key agricultural market.

Other—As of May 31, 2008, we had a 50% equity ownership interest in Saskferco Products Inc. (“Saskferco”), a Saskatchewan-based producer of nitrogen fertilizer and feed ingredient products. We were the exclusive marketing agent for Saskferco’s nitrogen products. “Other” net sales in the chart above include our fees from our marketing agreement with Saskferco as well as net sales from other sales of nitrogen products.

A more detailed discussion of our business segments is included below under “Business Segment Information.”

As used in this report:

•	“Mosaic” means The Mosaic Company;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries other than us, individually or in any combination;

•	“Cargill Crop Nutrition” or “CCN” means the fertilizer business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons.

Business Developments during Fiscal 2008

The strong agricultural fundamentals and industry demand that began in the latter part of fiscal 2007 has continued throughout fiscal 2008 and into fiscal 2009. This is due in part to demand growth from countries that have been the traditional drivers for food production, such as India and Brazil. In addition there is increasing growth in the biofuels industry, such as the U.S. ethanol market. Our average price for diammonium phosphate fertilizer (“DAP”) rose to $513 per tonne in fiscal 2008 from $264 per tonne in fiscal 2007, and our average price for muriate of potash (“MOP”) rose to $226 per tonne in fiscal 2008 from $144 in fiscal 2007. Increasing raw material prices in the phosphate industry also exerted upward pressure on industry-wide phosphate prices and costs, and demonstrated the competitive advantage we have as a result of our position as a vertically integrated producer of both finished phosphate fertilizers and phosphate rock, as well as from our investments in infrastructure for sourcing sulfur. We have included a further discussion of our product and raw material prices in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) that is incorporated by reference in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our strong cash flows during fiscal 2008 and the latter part of fiscal 2007 allowed us to prepay $1 billion in debt from May 1, 2007 through December 31, 2007, achieving our goal of reducing our long-term debt and marking a key milestone toward our goal of obtaining an investment grade credit rating. During the remainder of fiscal 2008, our cash flows allowed us to accumulate significant cash and we were able to eliminate a restriction on capital expenditures from our debt covenants, which should help enable us to grow our businesses in the future. By early June 2008, two of three credit rating agencies, Fitch Inc. and Standard and Poor’s Ratings Services, that rate our 7-3/8% senior notes due 2014 and 7-5/8% senior notes due 2016 (the “New Senior Notes”) had upgraded their ratings of the New Senior Notes and other unsecured debt to investment grade status.1 As a result, most of the restrictive covenants relating to the New Senior Notes have fallen away. Certain restrictive covenants of the Senior Notes, as well as the restrictive covenants under our senior secured bank credit facility, continue to apply. We have included additional information about our debt reduction, cash flows, capital resources and liquidity, and debt covenants in Note 12 of our Consolidated Financial Statements and in our Management’s Analysis.

Our strong cash flows also allowed us to initiate quarterly dividends, with a quarterly dividend of $0.05 per share of common stock payable on August 21, 2008 to stockholders of record on August 7, 2008.

Other key developments during fiscal 2008 included:

•

We announced long term potash capacity expansion plans in our Potash segment. The total planned expansions are expected to increase our annual capacity for finished product by more than five million tonnes. The expansions are projected to occur over the next twelve years. Some of the expansions are already underway while others are in the planning and approval stages. We have included additional material about our Potash segment’s expansion plans below under “Business Segment Information—Potash Segment—Canadian Mines.”

•

We decided to restart one of two indefinitely closed phosphoric acid production lines at our South Pierce facility. The restart will allow us to utilize current excess granulation capacity to increase our production of DAP and MAP at our New Wales facility. The restart is expected to be operational in the second half of fiscal 2009 for the New Wales facility production. In addition, following certain debottlenecking projects at our Riverview facility, the restart of the South Pierce facility’s phosphoric acid production will permit us to increase our production of feed phosphates at our Riverview facility in calendar 2009. In addition, in fiscal 2008, we also engaged in other debottlenecking activities to increase our production capacities, including projects that increased the annual capacity of our Wingate phosphate rock mine from approximately 0.9 million tonnes to approximately 1.4 million tonnes.

•

On July 14, 2008, we and the other primary investor in Saskferco announced a definitive agreement to sell Saskferco for approximately $1.6 billion. The transaction is subject to customary closing conditions, including approval under the Investment Canada Act and the Competition Act (Canada). Closing is anticipated in the third calendar quarter of 2008. Our share of the proceeds from the sale is expected to be approximately $800 million.

We have included additional information about developments in our business during fiscal 2008 in our Management’s Analysis.

[1]

A security rating is not a recommendation to buy, sell or hold securities. Although a security rating may be subject to revision or withdrawal at any time by the assigning rating organization, any such revision or withdrawal would not affect the fall-away of the covenants relating to the Senior Notes. Each rating should be evaluated separately from any other rating.

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

Phosphates Segment

We produce phosphate fertilizer and feed phosphate which are used in crop nutrients and animal feed ingredients, respectively. The principal inputs used in crop nutrients production are phosphate rock, sulfur and ammonia.

Phosphate Fertilizers and Animal Feed Ingredients

We are the largest producer of concentrated phosphate fertilizer and animal feed ingredients in the world. We have capacity to produce approximately 4.6 million tonnes of phosphoric acid (“P2O5”) per year, or about 10% of world capacity and 48% of U.S. capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate fertilizer and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our phosphoric acid production totaled approximately 4.2 million tonnes during fiscal 2008, accounting for approximately 12% of global production and 46% of U.S. phosphoric acid output last year.

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

•

Monoammonium Phosphate (“MAP”). MAP is the second most widely used high-analysis phosphate fertilizer and the fastest growing phosphate product worldwide. MAP is also produced by first combining phosphoric acid with anhydrous ammonia. The resulting slurry is then pumped into the granulation plant where it is reacted with additional phosphoric acid to produce MAP. MAP is a solid granular product, but requires less ammonia and more sulfur than DAP.

MicroEssentials™ is a value-added ammoniated phosphate product that is enhanced through a patented process that creates very thin platelets of sulfur and other micronutrients, such as zinc, on the granulated product. The patented process incorporates both the sulfate and elemental forms of sulfur, providing season long availability to crops.

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

Our primary phosphate fertilizer and feed phosphate facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned future phosphate mines in Florida:

Annual capacity by plant at May 31, 2008 and production volumes by plant for fiscal 2008 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate (a) DAP/MAP/ MicroEssentials™		Feed Phosphate
Facility	Capacity (b)	Production	Capacity (b)	Production	Capacity (b)	Production
Florida:
Bartow	1.0	0.9	2.0	2.0	-	-
New Wales	1.7	1.7	3.9	2.9	0.7	0.7
Riverview	0.9	0.9	1.7	1.6	0.2	0.2
South Pierce (c)	0.2	-	-	-	-	-

	3.8	3.5	7.6	6.5	0.9	0.9
Louisiana:
Faustina	-	-	1.8	1.5	-	-
Uncle Sam	0.8	0.7	-	-	-	-

	0.8	0.7	1.8	1.5	-	-

Total	4.6	4.2	9.4	8.0	0.9	0.9

(a)	Our effective capacity to produce processed phosphates has been less than our nominal capacity except to the extent we purchase phosphoric acid.

(b)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure, product mix, and other operating conditions.

(c)

In response to the strong customer demand worldwide for our products, we have decided to restart one of two indefinitely closed phosphoric acid production lines at our South Pierce facility. The restart will allow us to utilize current excess granulation capacity to increase our production of DAP and MAP at our New Wales facility. The restart is expected to be operational by November 2008 for the New Wales facility production. In addition, following certain debottlenecking projects at our Riverview facility, the restart of the South Pierce facility’s phosphoric acid production will permit us to increase our production of feed phosphates at our Riverview facility in calendar 2009.

The phosphoric acid from Uncle Sam is shipped to Faustina where it is used to produce DAP and MAP. Our Faustina plant also manufactures ammonia.

Our Riverview facility is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in our Management’s Analysis.

Our production of 8.0 million tonnes of phosphate fertilizer for fiscal 2008 accounted for roughly 15% of world output and 59% of U.S. production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate fertilizer and feed phosphate. Our phosphate rock production totaled approximately 15.8 million tonnes in fiscal 2008 and accounted for approximately 9% of world production and 50% of U.S. production. We are the world’s second largest miner of phosphate rock and currently operate five mines with a combined annual capacity of approximately 16.4 million tonnes.

All of our phosphate mines and related mining operations are located in central Florida. During fiscal 2008, we operated five active mines: Four Corners, South Fort Meade, Hookers Prairie, Hopewell and Wingate. We also plan to develop two large mines at Ona and at Pine Level to replace mines that will be depleted, as we continue to operate, at various times during the next decade.

We also purchase phosphate rock from time to time. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on product mix, our need for purchased phosphate rock could increase in the future, particularly as we develop our proposed Ona and Pine Level mines.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which our future Ona and Pine Level mines would also be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

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

The following table shows, for each of our phosphate mines, annual capacity at May 31, 2008 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)		2008			2007			2006
Facility	Annual Capacity (a)	Production	Average BPL (e)	% P2O5 (f)	Production	Average BPL (e)	% P2O5 (f)	Production	Average BPL (e)	% P2O5 (f)
Four Corners	6.5	5.6	65.0	29.7	5.6	65.7	30.1	4.6	64.3	29.4
South Fort Meade	6.0	6.4	62.1	28.4	5.4	63.0	28.8	5.6	63.9	29.2
Fort Green (b)	-	-	-	-	-	-	-	3.7	59.2	27.1
Kingsford (c)	-	-	-	-	-	-	-	0.5	65.3	29.9
Hookers Prairie	2.0	2.3	64.6	29.6	2.1	64.9	29.7	1.6	64.3	29.4
Wingate (d)	1.4	1.0	62.9	28.8	-	-	-	0.5	63.2	28.9
Hopewell	0.5	0.5	68.8	31.5	0.6	66.1	30.2	0.4	68.0	31.1

Total	16.4	15.8	63.8	29.2	13.7	64.5	29.5	16.9	63.2	28.9

(a)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions.

(b)	Our Fort Green mine was indefinitely closed as part of the restructuring of portions of our Phosphates segment operations in May 2006.
(c)	Our Kingsford mine was closed in September 2005.
(d)	Our Wingate mine was idled in November 2005 and reopened in June 2007.
(e)

Bone Phosphate of Lime (“BPL”) is a traditional reference to the amount (by weight percentage) of calcium phosphate contained in phosphate rock or a phosphate ore body. A higher BPL corresponds to a higher percentage of calcium phosphate.

(f)

The percent of P2O5 in the above table represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2008:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL (d)	%P2O5
Active Mines
Four Corners	110.6		62.6	28.6
South Fort Meade	53.9		63.9	29.2
Hookers Prairie	25.5	(e)	65.1	29.8
Hopewell	1.4		66.4	30.4
Wingate	25.4	(f)	62.7	28.7

Total Active Mines	216.8		63.3	28.9
Future Mining
Ona	167.8		64.3	29.4
Pine Level	148.0	(g)	64.8	29.7

Total Future Mining	315.8		64.5	29.5

Total Mining	532.6		64.0	29.3

(a)

Reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices.

(b)

Reserve estimates are generally established by our personnel without a third party review. We engaged a third party to review the recoverable reserves at our Wingate mine’s Tract 2 pursuant to contractual requirements related to our acquisition of these reserves. As a result of the third party review, in fiscal 2008 we revised our estimate of the reserves in this tract from 23.6 million tonnes to 21.5 million tonnes. Prior to the Combination, IMC retained an independent third party to prepare annual valuation analyses, primarily for tax purposes, that included valuations of IMC’s reserves consistent with the information shown in the table above. In addition, as part of Cargill Crop Nutrition’s due diligence assessments of mining properties and phosphate reserves, CCN retained consultants to conduct analyses in connection with its acquisitions of the Wingate mine and part of the Ona mine. We have taken these IMC and CCN valuations and analyses into account in developing our calculations of reserves. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the United States Securities and Exchange Commission (“SEC”).

(c)	Of the reserves shown, 504.8 million tonnes are proven reserves, while approximately 1.6 million tonnes at Ona and 26.2 million tonnes at Pine Level are probable reserves.
(d)	Average product BPL ranges from approximately 62% to 67%.
(e)

Our lease of 2.2 million tonnes of the reserves shown at Hookers Prairie requires us to pay royalties of $1.25 per short ton of the reserves that we mine. These production royalties are generally credited against $250,000 advance royalties that we paid when we entered into the lease.

(f)

We acquired Wingate Tract 2, relating to 21.5 million tonnes of the reserves shown for the Wingate mine, in March 2004 pursuant to an agreement that requires us to pay the seller approximately $3.4 million by March 2010, unless we have not obtained all necessary permits. If we do not make this payment, the seller has an option for the subsequent 120 day period to repurchase Wingate Tract 2 from us for $4.5 million plus interest from the date of our purchase of Wingate Tract 2 in March 2004.

(g)

In connection with the sale in 1994 of certain of the surface rights related to approximately 48.9 million tonnes of the reported Pine Level reserves, we agreed not to mine such reserves until at least 2014. Our current mining plans do not contemplate mining these reserves until at least that time. In addition, in connection with the purchase in 1996 of approximately 99.1 million tonnes of the reported Pine Level reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2015 and (iii) re-convey to the seller the lands which are not scheduled to be mined upon completion of the permitting process and the approval of the Development Order for the mine.

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:

•	Of the tonnes shown for the Four Corners mine, 2.9 million tonnes are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•	We hold the reserves referred to in Note (e) to the above table under a lease that we have rights to extend to 2022.

•

We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and clay settling areas. A limited partnership, South Ft. Meade Partnership, L.P. (“SFMP”), owns all of the mineable acres shown in the table for the South Fort Meade mine.

•	We own 35% of SFMP and financial investors own the remaining 65%. SFMP is included as a consolidated subsidiary in our financial statements.

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

•

The U.S. government owns the mineral rights beneath approximately 551 acres shown in the table above for the South Fort Meade mine. The surface rights to this land are owned by SFMP. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Royalties on the approved leases equal approximately 5% of the six-month rolling average mining cost of production when mining these reserves. Phosphate rock tonnage produced within the lease area to date is approximately 654,000 tonnes with corresponding royalties of approximately $0.8 million.

In light of the long-term nature of our rights to our reserves, we expect to be able to mine all reported reserves that are not currently owned prior to termination or expiration of our rights. Additional information regarding permitting is included in Part I, Item 1A, “Risk Factors”, under “Environmental, Health and Safety Matters—Operating Requirements and Permitting” in our Management’s Analysis, and under “Phosphate Mine Permitting in Florida” in Note 21 of our Consolidated Financial Statements.

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.8 million long tons of sulfur during fiscal 2008. We purchase most of this sulfur from North American oil and natural gas producers who are required to remove or recover sulfur during the refining process.

We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from collection points located in the western United States and the Gulf of Mexico to our phosphate plants in Florida. We own and operate sulfur terminals in Houston, Texas and in Tampa, Florida. We also own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck, rail and barge from nearby refineries. Although sulfur is readily available from many different suppliers and can be transported to our phosphate facilities by a variety of means, sulfur is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing and availability. Alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to current transportation or terminaling facilities. Changes in the price of sulfur or disruptions to sulfur transportation or terminaling facilities could have a material impact on our business. We have included a discussion of escalating prices and tight supply of sulfur during fiscal 2008 and 2009 in our Management’s Analysis.

Ammonia

We use ammonia together with phosphoric acid to produce both DAP and MAP. We used approximately 1.5 million tonnes of ammonia during fiscal 2008.

Our Florida ammonia needs are supplied by offshore producers, under multi-year and annual contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in 2013, which we may extend for up to five additional years. We also load railcars of ammonia to third parties at this facility. A third party operates the Port Sutton ammonia facility pursuant to an agreement that expires in 2013, which we may extend for an unlimited number of additional five year terms, as long as we or the other party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in 2015. Ammonia is transported by pipeline from the terminals to our production facilities. We have long-term service agreements with the pipeline provider.

We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is 500,000 tonnes. From time to time we may sell surplus ammonia to unrelated parties.

In fiscal 2008, we entered into ammonia offtake agreements with a project sponsor who is pursuing the development of a world-scale petroleum coke gasification project on a site adjacent to our Faustina, Louisiana phosphate facility. Among other products, the gasification project would include the production of ammonia and sulfur. The agreement provides that we would market or purchase approximately 50% to 60% of the 1.3 million tonnes of ammonia contemplated to be produced at the complex on an annual basis. The agreement is subject to various conditions, including the project sponsor’s ability to obtain financing within certain timeframes and the successful construction and startup of the gasification project. Should the conditions be satisfied, we anticipate that purchases of ammonia under this agreement would reduce the amount of ammonia and sulfur that we currently purchase from existing suppliers, and would provide a more economical way in which to source a significant amount of our overall ammonia needs.

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

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. Natural gas accounted for 88% of the production cost of ammonia and 15% of the cost of our fertilizer production in Louisiana during fiscal 2008. The majority of natural gas is sourced through firm delivery physical contracts based on published index-based prices. We use over-the-counter swap and option contracts to forward price portions of future gas purchases. The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we use little natural gas in Florida.

Florida Land Holdings

We are a significant landowner in the State of Florida, which has had one of the fastest growing populations in the United States. We own land comprising approximately 250,000 acres held in fee simple title in Central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are not related to our operations. As a general matter, more property becomes available for uses other than phosphate operations each year. Our land assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We currently are assessing various strategies to optimize the value of our land assets.

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

We operate three potash mines in Canada, including two shaft mines with a total of three shafts and one solution mine, as well as two potash mines in the United States, including one shaft mine and one solution mine. We own related refineries at each of the mines to refine the mined potash.

The map below shows the location of each of our potash mines:

Our current potash capacity, excluding tonnage produced at Esterhazy for a third party pursuant to a contract described below, totals 10.4 million tonnes of product per year and accounts for approximately 14% of world capacity and 36% of North American capacity. Production during fiscal 2008, excluding tonnage produced for the third party at Esterhazy, totaled 7.9 million tonnes and accounted for approximately 14% of world production and 38% of North American production.

The following table shows, for each of our potash mines, annual capacity at May 31, 2008 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)	Annual Capacity (a)(b)	2008			2007			2006
Facility		Ore Mined	Grade % K2O (g)	Finished Product	Ore Mined	Grade % K2O (g)	Finished Product	Ore Mined	Grade % K2O (g)	Finished Product
Canada
Belle Plaine—MOP (c)	2.8	8.1	18.0	2.1	8.3	18.0	2.2	8.1	18.0	2.2
Colonsay—MOP (c)	1.8	3.6	27.2	1.4	3.3	27.1	1.3	3.5	26.8	1.2
Esterhazy—MOP (c)	5.3	11.3	25.5	4.1	11.7	25.2	3.9	9.8	24.2	3.4

Canadian Total	9.9	23.0	23.1	7.6	23.3	22.9	7.4	21.4	22.3	6.8
United States
Carlsbad—MOP (c)	0.6	3.3	11.5	0.4	3.5	11.3	0.5	3.4	11.9	0.5
Carlsbad—K-Mag® (d)	1.1	3.1	7.2	0.8	3.2	6.4	0.9	2.8	6.8	0.7

Carlsbad Total	1.7	6.4	9.4	1.2	6.7	9.0	1.4	6.2	9.6	1.2
Hersey—MOP (e)	0.1	0.2	26.7	0.1	0.2	26.7	0.1	0.2	26.7	0.1

United States Total	1.8	6.6		1.3	6.9		1.5	6.4		1.3

Totals	11.7	29.6	20.2	8.9	30.2	19.8	8.9	27.8	19.5	8.1

Total excluding toll production (f)	10.4	26.8		7.9	27.4		7.9	25.1		7.2

(a)	Finished product (“KCl”).
(b)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions.

(c)	MOP is the primary source of potassium for the crop nutrient industry.
(d)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(e)

In response to industry demand and higher prices, we decided not to carry out our prior plans to discontinue potash operations at our Hersey, Michigan facility and we currently plan to continue them for the foreseeable future. The Hersey facility also mines, processes and sells salt.

(f)	We toll produce MOP at our Esterhazy mine for a third party under a contract discussed below under “Canadian Mines.”
(g)	Grade % K20 is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(h)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions.

Canadian Mines

We have three Canadian potash facilities containing four mine shafts, all located in the southern half of the Province of Saskatchewan, including our solution mine at Belle Plaine, two interconnected mine shafts at Esterhazy and our shaft mine at Colonsay.

Extensive potash deposits are found in the southern half of the Province of Saskatchewan. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporites. The Prairie Evaporites deposits are bounded by limestone formations and contain the potash beds. Three potash deposits of economic importance occur in Saskatchewan: the Esterhazy, Belle Plaine and Patience Lake members. The Patience Lake member is mined at Colonsay, and the Esterhazy member at Esterhazy. At Belle Plaine all three members are mined. Each of the major potash members contains several potash beds of different thicknesses and grades. The particular beds mined at Colonsay and Esterhazy have a mining height of 11 and 8 feet, respectively. At Belle Plaine several beds of different thicknesses are mined.

Our potash mines in Canada produce MOP exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and load it onto conveyor belts. The ore is then crushed, moved to storage bins and hoisted to refineries above ground. In contrast, our solution mining process involves heated water, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 5,400 feet. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, the solution is pumped into a 150 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 15 different MOP products, including industrial grades, many through proprietary processes.

Under a long-term contract with a customer, we mine and refine the customer’s potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that the customer may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of the customer, but only to the extent the customer has not received all of its available reserves under the contract. Based on our present calculations, we believe that our obligation to supply potash to the customer will expire in the fourth quarter of fiscal 2010, assuming the customer continues to take 1.1 million tonnes (which is the volume the customer has elected to take for calendar 2008) annually under the contract. The customer has expressed the view that our obligation will expire in November 2011, and we are currently in discussions to determine if a date can be mutually agreed upon by the parties. After expiration of the contract, the productive capacity at our Esterhazy mine currently used to satisfy our obligations under the contract will be available to us for sales to any of our customers at current market prices.

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

We pay Canadian resource taxes consisting of the Potash Production Tax and capital taxes. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. We also pay the greater of (i) a capital tax on the paid-up capital of our subsidiaries that own and operate our Saskatchewan potash mines and (ii) a percentage of the value of resource sales from our Saskatchewan mines. We also pay capital tax in other Canadian provinces. In addition to the Canadian resource taxes, royalties are payable to the mineral owners in respect of potash reserves or production of potash. We have included a further discussion of the Canadian resource taxes and royalties in our Management’s Analysis.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in our Management’s Analysis.

Since December 1985, we have experienced an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced new or substantially increased brine inflows at the Esterhazy mine. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized while others have been charged to expense, in accordance with U.S. GAAP, to control the inflow. It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mine. See “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures” in Part I, Item 1A, “Risk Factors” in this report, both of which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.

Due to the ongoing brine inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers’ shaft mines, our Colonsay, Saskatchewan, and Carlsbad, New Mexico, mines are also subject to the risks of inflow of water as a result of their shaft mining operations.

We have a long term potash capacity expansion plan in Saskatchewan, Canada in response to continuing robust global demand for potash. We expect the total planned expansions to increase our annual capacity for finished product by more than five million tonnes. The expansions are projected to occur over the next twelve years, with the first expansion production coming on line in calendar 2009. We have included a further discussion of our potash capacity expansion plan in our Management’s Analysis.

United States Mines

In the United States, we have two potash facilities, including a shaft mine located in Carlsbad, New Mexico and a solution mine located in Hersey, Michigan.

Our potash mineral rights in the United States consist of the following:

	Carlsbad	Hersey	Total
Acres under control
Owned in fee	-	581	581
Long-term leases	68,501	1,799	70,300

Total under control	68,501	2,380	70,881

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

Two types of potash are produced at the Carlsbad refinery. MOP is the primary source of potassium for the crop nutrient industry. Double sulfate of potash magnesia is the second type of potash, which we market under our brand name K-Mag®, and contains sulfur, potassium and magnesium, with low levels of chloride.

At the Carlsbad facility, we mine and refine potash from 68,501 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 114 million tonnes of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from 4.5 feet to in excess of 11 feet. During fiscal 2008, we entered into new leases with the U.S. government with respect to 2,906 acres of mineral rights and including 4.8 million tonnes of potash mineralization. At average refinery rates, these ore reserves are estimated to be sufficient to yield 7.4 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 16.3 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2 O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 14 years and 18 years, respectively.

At Hersey, Michigan, we operate a solution mining facility which produces salt and potash. Mining occurs in the Michigan Basin in a predominantly rock salt formation called the Salina Group Evaporite. This formation is a clean salt deposit with interlayered beds of sylvinite and carbonate. At the Hersey facility, our mineral rights consist of 581 acres owned in fee and 1,799 acres controlled under leases that, in general, continue in effect at our option as long as we continue our operations at Heresy. These lands contain an estimated 40 million tonnes of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Capital Resources and Liquidity” in our Management’s Analysis.

Royalties for the U.S. operations, which are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases, amounted to approximately $6.0 million for fiscal 2008.

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2008 for each of our mines is as follows:

(tonnes in millions)	Reserves (a)(b)		Potash Mineralization (a)(c)
Facility	Recoverable Tonnes	Average Grade (%K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	685.0	18.0	1,905.2
Colonsay	274.8	26.5	186.7
Esterhazy	588.8	24.5	381.9

sub-totals	1,548.6	22.0	2,473.8
United States
Carlsbad	113.6	9.2	-
Hersey	40.1	26.7	-

sub-totals	153.7	13.8	-

Totals	1,702.3	21.2	2,473.8

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

Natural Gas

Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation and storage of natural gas amounted to approximately 10% of our Potash segment’s production costs for fiscal 2008. Our two solution mines accounted for approximately 76% of our Potash segment’s total natural gas requirements for potash production. We purchase a portion of our natural gas requirements through fixed price physical contracts and use swap contracts and options to fix the price of an additional portion of future purchases. The remainder of our requirements is purchased either on the domestic spot market or under short-term contracts.

Offshore Segment

Our Offshore segment produces and markets phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients and provides other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in South America and the Asia-Pacific regions.

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

The following chart shows the respective contributions to fiscal 2008 net sales and gross margin of our Offshore segment by region:

In addition, our equity in net earnings of nonconsolidated companies in Brazil for fiscal 2008 was $49.2 million.

The following maps show the locations of our primary Offshore segment operations in South America and Asia:

Brazil Operations

Including our strategic investments, we are one of the largest producers and distributors of blended fertilizers for agricultural use in Brazil. Our fertilizer operations, together with our strategic investments in other Brazilian fertilizer companies, allow us to be vertically integrated and give us a significant presence in the Brazilian fertilizer market.

We own and operate eight bulk blending plants in Brazil and SSP plants at Paranagua and Cubatao. The Cubatao plant also produces animal feed ingredients. We also have a 62.1% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates a SSP granulation plant and a deep-water fertilizer port and throughput warehouse terminal facility in Paranagua. Together these plants annually distribute approximately 3.1 million tonnes of fertilizer in Brazil. We also have an import terminal that handles approximately 2.8 million tonnes of imported fertilizers.

We have a 19.9% direct and indirect interest in Fosfertil, a Brazilian publicly traded company. Fosfertil owns 100% of Ultrafertil, S.A. Fosfertil is the largest phosphate-based fertilizer manufacturer in Brazil, operating a phosphate rock mine and a phosphate processing facility. Ultrafertil is a significant nitrogen company in Brazil that operates two nitrogen plants, a modern port facility at Santos, a phosphate rock mine and two smaller phosphate processing facilities. In addition to our ownership interest in these entities, we have an offtake agreement to purchase phosphate rock, finished nitrogen and phosphate products totaling approximately 497,000 tonnes annually from Fosfertil and Ultrafertil for use in our Brazilian bulk-blending operations. See Part I, Item 3 “Legal Proceedings” in this report, with respect to a proposed merger involving our interest in Fosfertil and certain legal proceedings that we have brought in connection with the proposed merger.

Other Latin American Operations

In Argentina, we supply products and services to wholesale, retail and large farmer customers. In fiscal 2008, we distributed approximately 344,000 tonnes of nitrogen, phosphate and blended fertilizers in Argentina. Our

Quebracho facility provides logistic services to third parties and provided throughput services for approximately 230,000 tonnes in fiscal 2008. In fiscal 2007, we opened a GSSP facility at Quebracho that produced approximately 237,000 tonnes in fiscal 2008. In addition, we provide agency services in Argentina for our Phosphates segment for sales to other importers.

In Chile, we distribute bulk blended and straight fertilizer products primarily to retail dealers. In fiscal 2008, we distributed approximately 234,000 tonnes of fertilizer products.

We also operate a blending plant in Mexico.

Asia-Pacific Operations

In China, we have a 35% interest in a 600,000 tonne per year capacity DAP production plant, a 60% interest in a 170,000 tonne per year capacity NPK plant and we own two 200,000 tonne per year capacity bulk blending plants.

In India, we have distribution facilities and a deep-water port facility to import fertilizer. We also serve as a marketing agent for our Phosphates segment and are a wholesale distributor of DAP in India. In fiscal 2008, we marketed approximately 2.3 million tonnes of phosphate fertilizer products in India.

In Thailand, we distribute fertilizer and have a 240,000 tonne per year capacity bulk blending facility. In fiscal 2008, we sold approximately 132,000 tonnes of blends and distributed another 70,000 tonnes of straight fertilizers in Thailand.

SALES AND DISTRIBUTION ACTIVITIES

United States and Canada

We have a United States and Canada sales and marketing team that serves our Phosphates and Potash business segments and also sells products purchased from Saskferco and unrelated third parties. We sell to wholesalers, cooperatives, independent retailers and national accounts.

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

International

Internationally, we market our Phosphates segment’s products through the Phosphate Chemicals Export Association, Inc. (“PhosChem”). PhosChem is an export association of United States phosphate producers. We also market our Phosphates segment’s products through our Offshore segment. During fiscal 2008, approximately 86%, by volume, of our export sales of phosphate crop nutrients were through PhosChem. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 81%, by volume, of total U.S. exports of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, Australia, Japan, Brazil and Colombia. During fiscal 2008, PhosChem’s concentrated phosphates exports to Asia were 60% of total shipments by volume, with India representing 51% of PhosChem’s total export shipments.

Our Saskatchewan potash products are sold through Canpotex Limited (“Canpotex”). Canpotex is an export association of Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity. We currently supply approximately 37.5%, by volume, of Canpotex’s requirements. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Offshore segment, which acquires its potash primarily through Canpotex. The largest amount of international potash sales are to China, India, Japan, Korea, Taiwan, Southeast Asia, Australia and Latin America.

Our Offshore segment also purchases phosphates, potash and nitrogen products from, or markets these products for, unrelated third parties.

To service the needs of customers, we own and operate a network of warehouse distribution facilities strategically located in key geographic areas throughout several countries. During fiscal 2008, our Offshore segment accounted for approximately 8.7% of our sales of phosphate crop nutrients produced in North America and 6.5% of our sales of potash crop nutrients produced in North America.

Other Products

With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphates segment supplies animal feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. Our potash sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, we sell potash for de-icing and as a water softener regenerant.

COMPETITION

Because fertilizers are global commodities available from numerous sources, fertilizer companies compete primarily on the basis of delivered price. Other competitive factors include product quality, procurement of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent fertilizer companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over U.S. companies. Additionally, foreign competitors are frequently motivated by other factors such as the need for hard currency.

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

Unlike many of our competitors, we have a distribution system to move phosphate-and potash-based fertilizers and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including port terminals, warehouses, and blending plants in nine countries including Brazil, Argentina, Chile, China, India and Thailand. Our global presence allows us to efficiently serve customers in more than 40 countries.

Phosphates Segment

Our Phosphates segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price and, to a lesser extent, product quality, service and innovation, such as our MicroEssentials™ product. Major integrated producers of feed phosphates are located in the United States, Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this material on the open market.

We believe that we are a low cost producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. During fiscal 2008, worldwide market prices paid for phosphate rock purchased by non-integrated phosphates producers increased substantially, and we believe that our position as an integrated producer of phosphate rock provided us with a significant cost advantage over some competitors. In addition, we produce ammonia at our Faustina concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input. During fiscal 2008, worldwide supplies of sulfur were tight, and market prices for sulfur increased substantially. We believe that our investments in sulfur infrastructure provided us with a significant competitive advantage in both cost and access to sulfur.

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

Offshore Segment

Our Offshore segment generally operates in highly competitive business environments in each of its markets, competing with local businesses and with products that are available from many other sources. We believe that our Offshore segment’s vertical integration with our own production businesses, as well as our focus on product innovation and customer solutions, position us with an advantage over many of our competitors. In addition, our relationships with Cargill’s agricultural operations provide us with additional sales opportunities. We have a strong brand in several of the countries in which we operate. In addition to having access to our own production, we have the capability to supply all three types of crop nutrients to our dealer/farmer customer base. Our presence in Latin America and Asia allows us to capitalize on the growth in nutrient demand in these large and growing international regions.

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop failure; changes in agricultural production practices; worldwide economic conditions, including the recent increasing world population, household incomes, and demand for more protein rich food, particularly in developing regions such as China, India, and Latin America, increasing demand for biofuels, and surge in commodity pricing; governmental policies; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. For example, in fiscal 2006, we experienced a more pronounced level of seasonality in our business than in prior years. We believe that the more pronounced level of seasonality was due to high natural gas and raw material prices that increased the selling price of our products, which led our customers to delay purchases, and a lessening of our international sales that we believe was to a significant degree due to an increasing Chinese self-sufficiency in phosphate fertilizers as well as ongoing weak farm economics in Brazil. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

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

OTHER MATTERS

Employees

We had approximately 7,400 employees as of May 31, 2008, consisting of approximately 2,900 salaried and 4,500 hourly employees.

Labor Relations

As of May 31, 2008:

•

We had eleven collective bargaining agreements with unions covering approximately 92% of our hourly employees in the U.S. and Canada. Of these employees, approximately 44% are covered under collective bargaining agreements scheduled to expire in fiscal 2009.

•

Agreements with nine unions covered all employees in Brazil, representing 60% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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

Financial Information about our Business Segments and Operations by Geographic Areas

We have included financial information about our business segments, our operations by geographic area and our revenues by class of similar products in Note 24 of our Consolidated Financial Statements.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 28, 2008 is set forth below. Each of our executive officers has served in the positions listed in the table below since the Combination, except as expressly indicated below:

Name	Age	Position
Norman B. Beug	56	Senior Vice President—Potash Operations
Anthony T. Brausen	49	Vice President—Finance and Chief Accounting Officer
Richard L. Mack	40	Senior Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	51	Senior Vice President—Commercial
Steven L. Pinney	54	Senior Vice President—Phosphates Operations and Supply Chain
James T. Prokopanko	55	Chief Executive Officer, President and Director
Cindy C. Redding	49	Vice President—Human Resources
Lawrence W. Stranghoener	54	Executive Vice President and Chief Financial Officer
Linda Thrasher	42	Vice President—Public Affairs

Norman B. Beug. Mr. Beug was elected as Senior Vice President—Potash Operations in October 2006. Prior to the Combination, Mr. Beug was the Vice President and General Manager of IMC’s Potash Business Segment from February 2003 through October 2004. In addition, Mr. Beug became Vice President—Potash Operations of Mosaic in June 2004. Mr. Beug joined a predecessor of IMC in 1977. Mr. Beug’s prior service for IMC and its predecessor companies included a variety of supervisory and management positions in the potash business.

Anthony T. Brausen. Mr. Brausen became Vice President—Finance and Chief Accounting Officer of Mosaic in April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company since March 2000.

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

Richard N. McLellan. Mr. McLellan was elected as Senior Vice President—Commercial in April 2007. Previously, he had served us as our Vice President—North American Sales since December 2005 and as Country Manager for our (and, prior to the Combination, Cargill’s) Brazilian fertilizer business since November, 2002. Mr. McLellan joined Cargill in 1989 and held various roles in its Canadian and U.S. operations, including grain, retail and wholesale fertilizer distribution.

Steven L. Pinney. Prior to the Combination, Mr. Pinney served as a Senior Vice President and then President of Cargill Fertilizer, Inc., a subsidiary of Cargill, and Business Segment Leader of Cargill’s Phosphates Production Business Segment from 1999 to October 2004. In addition, Mr. Pinney became Senior Vice President -Phosphates Operations of Mosaic on June 14, 2004 and Senior Vice President—Phosphates Operations and Supply Chain on July 19, 2007. Mr. Pinney joined Cargill in 1976 and previously held various management and engineering positions in its fertilizer and other agricultural businesses.

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

Cindy C. Redding. Ms. Redding was elected as Vice President-Human Resources effective July 30, 2007. She was previously Vice President-Human Resources of MDU Resources Group, Inc., a provider of value-added natural resource products and related services for energy and transportation infrastructure, since July 2003, and its Director of Human Resources from December 2002 to July 2003. Before that, Ms. Redding served from July 1998 until December 2002 in the positions of Director, Human Resources, Molded Plastics Division, as Corporate Benefits Planning & Delivery Manager, and as Manager, Strategic Staffing Services, for Sonoco Products Company, a global packaging company. Prior to that, Ms. Redding worked for Abbott Laboratories, a global health care company, as Manager, Human Resources, Abbott International Division, from 1997 to 1998. From 1980 to 1997, she worked in various business administration and human resource roles, domestic and international, for Amoco Corporation, a world-wide integrated energy company.

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

Our operating results are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors, for U.S. markets, are:

•	weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption);

•	quantities of crop nutrients imported to and exported from North America;

•	current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets; and

•

U.S. governmental policies, including farm and biofuel policies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

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

Our most important products are concentrated phosphate fertilizers, including diammonium phosphate, or DAP, and monoammonium phosphate, or MAP, and muriate of potash, or MOP. We sell most of our DAP, MAP and MOP in the form of global commodities. Our sales of these products face intense global competition from other fertilizer producers.

Changes in competitors’ production or shifts in their marketing focus has in the past significantly affected both the prices at which we sell our products and the volumes that we sell, and are likely to continue to do so in the future.

Competitors are more likely to increase their production at times when world agricultural and fertilizer markets are strong, and to focus on sales into regions where their returns are highest. Increases in the global supply of DAP, MAP and MOP or competitors’ increased sales into regions in which we have significant sales could adversely affect our prices and volumes.

Competitors in the markets for both concentrated phosphate fertilizers and potash have announced plans to expand capacity over the next several years. The increases in phosphate fertilizer prices may also encourage capacity expansions by phosphate rock producers who sell to non-integrated producers of phosphate fertilizers. In addition, beginning in 2007 producers of concentrated phosphate fertilizers in China significantly expanded their export activities, while the Chinese government has more recently taken actions to curb exports in an effort to address food inflation in that country.

We cannot accurately predict when or whether competitors’ capacity expansions will be completed, the impact of future decisions by the Chinese government on the level of Chinese exports of concentrated phosphate fertilizers, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we are able to sell.

Our crop nutrients and other products are subject to price and demand volatility resulting from periodic imbalances of supply and demand, which may cause our results of operations to fluctuate.

Historically, the market for crop nutrients has been cyclical, and prices and demand for our products have fluctuated to a significant extent, particularly for phosphates and, to a lesser extent, potash. Periods of high demand, increasing profits and high capacity utilization tend to lead to new plant investment and increased production. This growth increases supply until the market is over-saturated, leading to declining prices and declining capacity utilization until the cycle repeats.

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

Due to reduced market demand, depressed agricultural economic conditions and other factors, we and our predecessors have at various times suspended or reduced production at some of our facilities. The extent to which we utilize available capacity at our facilities will cause fluctuations in our results of operations, as we will incur costs for any temporary or indefinite shutdowns of our facilities and lower sales tends to lead to higher fixed costs as a percentage of sales.

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

We conduct our operations primarily through a limited number of key production and distribution facilities. Any disruption at one of these facilities could have a material adverse impact on our business. The current high rates at which these facilities are operating because of the recent increases in demand for our products increase the risk of a material disruption.

We conduct our operations through a limited number of key production and distribution facilities. These large facilities include our phosphate mines and concentrates plants, our potash mines and the ports and other distribution facilities through which we conduct our business. Any disruption of operations at one of these facilities has the possibility of significantly affecting our production or our ability to distribute our products. These facilities are currently operating at high rates, which increases the risk of mechanical or structural failures, decreases the time available for routine maintenance and increases the impact on our operating results from any disruption. We maintain property, business interruption and casualty insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. We are subject to various self-retentions and deductibles under these insurance policies. As a result of market conditions, our premiums, self-retentions and deductibles for insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. As a result, a disruption of operations at one of our key facilities could have a material adverse effect on our results of operation or financial condition.

Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. Changes in the price of our raw materials could have a material impact on our businesses.

Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of DAP and MAP. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because our products are commodity-like, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material impact on our business.

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

We are subject to risks associated with our international sales and operations, which could negatively affect our sales to customers in foreign countries as well as our operations and assets in foreign countries. Some of these factors may also make it less attractive to distribute cash generated by our operations outside the United States to our stockholders, or to utilize cash generated by our operations in one country to fund our operations or repayments of indebtedness in another country or to support other corporate purposes.

For fiscal 2008, we derived approximately 67% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

•	nationalization of properties by foreign governments;

•	the imposition of tariffs, exchange controls, trade barriers or other restrictions; and

•	currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real and the Canadian dollar.

The occurrence of any of the above in the markets in which we operate or in other developing markets could jeopardize or limit our ability to transact business in those markets and could adversely affect our revenues and operating results and the value of our assets located outside of the United States.

In addition, tax regulations, currency exchange controls and other restrictions may also make it economically unattractive to:

•	distribute cash generated by our operations outside the United States to our stockholders, or

•	utilize cash generated by our operations in one country to fund our operations or repayments of indebtedness in another country or to support other corporate purposes.

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

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana. In addition, a release of phosphoric acid process wastewater at our Riverview, Florida facility during a hurricane resulted in a small civil fine, as well as an ongoing class action lawsuit and claims for natural resource damages by governmental agencies. More significantly, water treatment costs, particularly at our Florida operations, due to high water balances tend to increase significantly following excess rainfall from hurricanes and other adverse weather. Some of our Florida facilities continue to have high water levels that may, from time to time, require treatment. The high water balances at phosphate facilities in Florida also led the Florida Department of Environmental Protection to adopt new rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum management systems. If additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.

Adverse weather may also cause a loss of production due to disruptions in our supply chain. For example, following Hurricane Katrina in Louisiana in 2005, oil refineries that supply sulfur to us were closed and incoming shipments of ammonia were delayed, disrupting production at our Louisiana facilities.

Our operations are dependent on having the required permits and approvals from governmental authorities. A decision by a government agency to deny any of our permits and approvals or to impose restrictive conditions on us with respect to these permits and approvals may impair our business and operations.

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

We are subject to financial assurance requirements as part of our routine business operations. These financial assurance requirements affect our costs and increase our liquidity requirements. If we were unable to satisfy applicable financial assurance requirements, we might not be able to obtain or maintain permits we need to operate our business as we have in the past. Our need to comply with these requirements could materially affect our business, results of operations or financial condition.

In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. In most cases, these financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the future, there can be no assurance that we will be able to pass the applicable tests of financial strength, negotiate consent decrees, establish escrow accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost. It is possible that we will not be able to comply with such regulations in the future or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.

Currently, because of a change in our corporate structure resulting from the business combination between IMC Global Inc. and Cargill Crop Nutrition, we do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality, we requested an exemption from its financial assurance requirements seeking an alternate financial responsibility test with revised tangible net worth and U.S. asset requirements. Our request for an exemption was initially denied in May 2006. We continue to pursue discussions with the agency. There can be no assurance that the agency will grant the exemption or that we will be able to meet its terms. If the agency does not grant an exemption, we will be required to (i) seek an alternate financial assurance test acceptable to the agency, (ii) provide credit support, which may include surety bonds, letters of credit and/or cash escrows, currently in an amount of approximately $142.3 million, or (iii) enter into a compliance order with the agency.

The other environmental regulations to which we are subject may also have a material adverse effect on our business, financial condition and results of operations.

In addition to permitting and financial assurance requirements, we are subject to numerous other environmental, health and safety laws and regulations in the U.S., Canada, China, Brazil and other countries where we operate. These laws and regulations govern a wide range of matters, including environmental controls, land reclamation, discharges to air and water and remediation of hazardous substance releases. They significantly affect our operating activities as well as the level of our operating costs and capital expenditures. In some international jurisdictions, environmental laws change frequently and it may be difficult for us to determine if we are in compliance with all material environmental laws at any given time.

We are, and may in the future be, involved in legal and regulatory proceedings that could be material to us. These proceedings include “legacy” matters arising from activities of our predecessor companies and from facilities and businesses that we have never owned or operated.

We have in the past been, are currently and may in the future be subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. These proceedings may be brought by the government or private parties and may arise out of a variety of matters, including:

•

Allegations by the government or private parties that we have violated the permitting, financial assurance or other environmental, health and safety laws and regulations discussed above. For example, the U.S. Environmental Protection Agency is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are also involved in other proceedings alleging that, or to review whether, we have violated environmental laws in the United States and Brazil.

•

Other environmental, health and safety matters, including alleged personal injury, wrongful death, property damage, subsidence from mining operations, natural resource damages and other damage to the environment, arising out of operations, including accidents. For example, several actions were initiated by the government and private parties related to releases of phosphoric acid process wastewater at our Riverview, Florida facility during the hurricanes in 2004.

•

Commercial, tax and other disputes. For example, we are currently a defendant in a lawsuit by a private party attempting to recover damages for IMC Global Inc.’s alleged breach of a three-page non-binding letter of intent for the sale of a salt business. We are also involved in a dispute among the owners of Fosfertil, S.A. in Brazil relating to a proposed reorganization of Fosfertil, and various tax matters in, among other countries, the U.S. and Brazil.

The legal and regulatory proceedings to which we are currently or may in the future be subject can, depending on the circumstances, result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings that interrupt, impede or otherwise materially affect our business operations, and/or criminal sanctions.

Among other environmental laws, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, imposes liability, including for cleanup costs, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third party facilities or offsite disposal locations.

Pending and potential legal and regulatory proceedings may arise out of our present activities, including operations at current facilities. They may also arise out of past activities by us, our predecessor companies and subsidiaries that our predecessors have sold. These past activities were in some cases at facilities that we and our subsidiaries no longer own or operate and may have never owned or operated.

We have included additional information with respect to pending legal and regulatory proceedings in Note 21 of our Consolidated Financial Statements and in this report in Part I, Item 3, “Legal Proceedings”.

These legal and regulatory proceedings involve inherent uncertainties and could negatively impact our business, results of operations, liquidity or financial condition.

The permitting, financial assurance and other environmental, health and safety laws and regulations to which we are subject may become more stringent over time. This could increase the effects on us of these laws and regulations, and the increased effects could be material.

Continued government and public emphasis on environmental, health and safety issues in the U.S., Canada, China, Brazil and other countries where we operate can be expected to result in requirements that apply to us and our operations that are more stringent than those that are described above and elsewhere in this report. These more stringent requirements may include among other matters increased levels of future investments and expenditures for environmental controls at ongoing operations which will be charged against income from future operations, increased levels of the financial assurance requirements to which we are subject, increased efforts or costs to obtain permits or denial of permits, and other matters that could increase our expenses, capital requirements or liabilities or adversely affect our business, liquidity or financial condition. These effects could be material.

Some of our competitors have greater resources than we do which may place us at a competitive disadvantage and adversely affect our sales and profitability. These competitors include state-owned and government-subsidized entities in other countries.

We compete with a number of producers in North America and throughout the world, including state-owned and government-subsidized entities. Some of these entities may have greater total resources than we do, and may be less dependent on earnings from crop nutrients sales than we are. In addition, some of these entities may have access to lower cost or government-subsidized natural gas supplies, placing us at a competitive disadvantage. Furthermore, governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. To the extent other producers of crop nutrients enjoy competitive advantages or are willing to accept lower profit levels, the price of our products, our sales volumes and our profits may be adversely affected.

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

•

sell assets, other than sales of inventory in the ordinary course of business, except in compliance with specified limits and up to specified dollar amounts, and in some cases require that we use the net proceeds to repay indebtedness or reinvest in replacement assets;

•	merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into unrelated businesses;

•	prepay indebtedness; and

•	enter into speculative swaps, derivatives or similar transactions.

In addition, our senior secured bank credit facilities require that we meet certain financial tests, including an interest expense coverage ratio test and a leverage ratio test. During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, we may not be able to comply with the applicable financial covenants.

Any failure to comply with the restrictions of our credit facilities or any agreement governing our other indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated, upon an event of default.

These covenants may limit our ability to effectively operate our business. For example, they could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	reduce stockholder returns by limiting distributions to stockholders or stock buybacks and restricting the types of investments we may make;

•	limit our ability to expand through joint ventures or to fund our growth through external borrowings;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	place us at a disadvantage to our competitors that are not limited by the same sort of restrictions; or

•

limit our ability to borrow money or sell stock (other than the common stock of Mosaic) to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs.

We have substantial cash balances that we invest in what we believe to be relatively short-term, highly liquid and high credit quality investments. We intend the investment risks, including counterparty default and lack of liquidity, on these types of investments to be relatively low, but market rates of return on these types of investments are also generally relatively low. In addition, our efforts to manage the investment risks could be unsuccessful. This could result in a material adverse effect on our results of operations, liquidity or financial condition.

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $2.0 billion at May 31, 2008. As we continue to generate cash from operations, our cash and cash-equivalents should continue to increase except to the extent we reinvest in our business or make distributions to our stockholders. As discussed above, the restrictive covenants under our indebtedness limit our use of our cash and cash-equivalents. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

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

We engage in mining and industrial activities that can result in serious accidents. Mining, in particular, can be a dangerous activity. If our safety procedures are not effective, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. For example:

•

Our Esterhazy mine has had an inflow of brine for more than 20 years. At various times, we have experienced new or increased inflows at the mine. The Esterhazy mine is not insured against the risk of floods and water inflows and the costs to control the brine inflows could increase in future years. The brine inflows, risk to employees or remediation costs could also cause us to change our mining process or abandon this mine, which in turn could significantly negatively impact our results of operations, liquidity or capital resources.

Since December 1985, we have had inflows of salt saturated brine into our Esterhazy, Saskatchewan mine. Over the past century, several potash mines experiencing water inflow problems have flooded. In order to control brine inflows at Esterhazy, we have incurred, and will continue to incur, expenditures, certain of which due to their nature have been capitalized, while others have been charged to expense.

At various times, we have experienced new or increased brine inflows at the Esterhazy mine. For example, in late 2006, we identified a new salt saturated brine inflow in a mined out area located approximately 7,500 feet from our existing brine inflow management area. Initial data suggested that the new inflow was at the rate of 20,000 to 25,000 gallons per minute, which was significantly greater than the highest inflow rates that we had successfully managed (approximately 10,000 to 15,000 gallons per minute) at the Esterhazy mine since 1985. Without abatement, and assuming our initial estimates to be accurate, we estimated that we had storage capacity to handle the new brine inflow for several months before adversely affecting production at the Esterhazy mine. Our remediation efforts included grouting that reduced the level of the inflows to approximately historical rates and pumping to reduce the level of brine in the mine. See “Potash Net Sales and Gross Margin” in our Management’s Analysis for a discussion of costs and other information relating to the brine inflows. Inflow rate measurements reflect an estimate as of a particular point in time, and depending on when tests are conducted, rates can fluctuate up or down. There can be no assurance that:

•	the pumping, grouting and other measures that we use to mitigate the inflows at the Esterhazy mine will continue to be successful in mitigating the inflows;

•	our estimates of the volumes of the brine inflow or storage capacity for brine at the Esterhazy mine are accurate;

•

the volumes of the brine inflows will not fluctuate from time to time, the rate of the brine inflows will not be greater than our current assumptions and that any such fluctuations or increases would not be material; or

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

Due to the ongoing brine inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Our mines at Colonsay, Saskatchewan, and Carlsbad, New Mexico, are also subject to the risks of inflow of water as a result of our shaft mining operations.

•	Some of our mines are subject to potential damage from earthquakes.

The excavation of mines can result in potential seismic events or can increase the likelihood or potential severity of a seismic event. The rise and fall of water levels, such as those arising from the brine inflows and our remediation activities at our Esterhazy mine, can also result in or increase the likelihood or potential severity of a seismic event. Our Esterhazy mine has experienced minor seismic events from time to time. A significant seismic event at one of our mines could result in damage to or flooding of the mine or, in the extreme scenario, cause us to change our mining process or abandon the mine.

•

We experienced a fire at our Esterhazy mine in 2006. If our emergency procedures had not been successful, we might have had significant injuries or deaths. Mine operations were halted while we investigated the origin of the fire.

In January 2006, we experienced a fire at our Esterhazy mine. At the time of the fire, there were 72 mine workers underground. These mine workers were safely evacuated the following day. We halted operations at our Esterhazy mine for over a week during our investigation of the origin of the fire. Any failure of our safety procedures in the future could result in serious injuries or death, or lengthier shutdowns, which could result in significant liabilities and/or impact on the financial performance of our Potash business, including a possible material adverse effect on our results of operations, liquidity or financial condition. Any fire at our shaft mines at Colonsay, Saskatchewan and Carlsbad, New Mexico, could have a similar effect on us.

•

We handle significant quantities of ammonia at several of our facilities. If our safety procedures are not effective, an accident involving our ammonia operations could result in serious injuries or death, or result in the shutdown of our facilities.

We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants and store ammonia at some of our distribution facilities. Saskferco also produces ammonia. For our Florida phosphates concentrates plants, ammonia is received at terminals in Tampa and transported by pipelines to our facilities. Our ammonia is generally stored and transported at high pressures. An accident could occur that could result in serious injuries or death, or the evacuation of areas near an accident. An accident could also result in property damage or the shutdown of our Florida or Louisiana phosphates concentrates plants, the ammonia terminals or pipelines serving those plants, Saskferco’s facilities or our other ammonia storage and handling facilities. As a result, an accident involving ammonia could have a material adverse effect on our results of operations, liquidity or financial condition.

•

We also use or produce other hazardous or volatile chemicals at some of our facilities. If our safety procedures are not effective, an accident involving these other hazardous or volatile chemicals could result in serious injuries or death, or result in the shutdown of our facilities.

We use sulfuric acid in the production of concentrated phosphates in our Florida and Louisiana operations. Our Louisiana facilities produce fluorosilicic acid and silica tetraflouride, both of which are hazardous chemicals, for resale to third parties. We also use or produce other hazardous or volatile chemicals at some of our facilities. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in property damage or shutdown of our facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition. For example, in October 2006, an explosion occurred at our Faustina, Louisiana ammonia plant, which is located adjacent to our phosphate production facility. As a result, the ammonia plant was idle for repairs until mid-January 2007.

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

We may be adversely affected by changing antitrust laws to which we are subject. The recent increases in crop nutrient prices have increased the scrutiny to which we are subject under these laws.

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth, or the operations of Canpotex Limited and the Phosphate Chemicals Export Association, Inc., which serve as export associations for our Potash and Phosphates businesses, respectively. The recent increases in crop nutrient prices have resulted in increased scrutiny of the crop nutrient industry under antitrust and competition laws and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operating practices or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

We may be adversely affected by other changes in laws resulting from the recent increases in food and crop nutrient prices.

The recent increases in prices for, among other things, food, fuel and crop inputs (including crop nutrients) have been the subject of significant discussion by various governmental bodies and officials throughout the world. It is possible that governments in one of more of the locations in which we operate or where we or our competitors sell our products could take actions that could affect us. Such actions could include, among other matters, changes in governmental policies relating to agriculture and biofuels (including changes in subsidy levels), price controls, tariffs, windfall profits taxes or export or import taxes. Any such actions could materially adversely affect our operating results and financial condition.

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

Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas and ammonia consumed in operations, freight and shipping costs and foreign currency exchange rates. We periodically enter into derivatives to mitigate these risks. However, our derivatives strategy may not be successful in minimizing our exposure to these fluctuations. See “Market Risk” in our Management’s Analysis and Note 16 of our Consolidated Financial Statements that is incorporated by reference in this report in Part II, Item 8.

A shortage of railcars, barges and ships for carrying our products and the raw materials we use in our business could result in customer dissatisfaction, loss of production or sales, and higher transportation or equipment costs.

We rely heavily upon truck, rail, barge and ocean freight transportation to obtain the raw materials we need and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, high fuel prices, labor disputes, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.

Strong demand for grain and other products and a strong world economy increase the demand for and reduce the availability of transportation, both domestically and internationally. Shortages of railcars, barges and ocean transport for carrying product and increased transit time may result in customer dissatisfaction, loss of sales and higher equipment and transportation costs. The shipping industry has a shortage of ships and the substantial time needed to build new ships prevents rapid market response. Delays and missed shipments due to transportation shortages, including vessels, barges, railcars and trucks, could result in customer dissatisfaction or loss of sales potential, which could negatively affect our performance and results of operations.

We extend trade credit to our customers and guarantee the financing that some of our customers use to purchase our products. Our results of operations may be adversely affected if these customers are unable to repay the trade credit from us or financing from their banks. The recent increases in prices for fertilizer, other agricultural inputs and grain may increase this risk.

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

The recent increases in prices for fertilizer increase the dollar amount of our sales to customers. The larger dollar value of our customers’ purchases may also lead them to request longer trade credit from us and/or increase their need for us to guarantee their financing of our products. Either factor could increase the amount of our exposure to the risk that our customers may be unable to repay the trade credit from us or financing from their banks that we guarantee. In addition, increases in prices for other agricultural inputs and grain may increase the working capital requirements, indebtedness and other liabilities of our customers, increase the risk that they will default on the trade credit from us or their financing that we guarantee, and decrease the likelihood that we will be able to collect from our customers in the event of their default.

Cargill’s status as a significant stockholder and its representation on our Board of Directors may create conflicts of interest with our other stockholders and could cause us to take actions that our other stockholders do not support.

As of May 31, 2008, Cargill owned 64.4% of the outstanding shares of our common stock. In addition, seven Cargill nominees are members of our twelve-member Board of Directors. Accordingly, Cargill effectively controls our strategic direction and significant corporate transactions, and its interests in these matters may conflict with the interests of other stockholders of Mosaic. As a result, Cargill could cause us to take actions that our other stockholders do not support.

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

Our stockholders may be adversely affected by the expiration of the standstill restrictions in our Investor Rights Agreement with Cargill, which would enable Cargill to, among other things, increase its ownership percentage of our common stock above 64.4% or seek additional representation on our Board of Directors, any of which could have an impact on the price of our common stock. Our stockholders may also be adversely affected if Cargill were to transfer all or a significant percentage of its interest in our common stock to a third party.

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

In addition, Cargill is permitted to sell its shares of our common stock. Cargill’s sale or transfer of a significant number of shares of our common stock could create a decline in the price of our common stock. Furthermore, if Cargill’s sales or transfers were made to a single buyer or group of buyers, it could result in a third party acquiring effective control of Mosaic.

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

Our success will increasingly depend on our ability to attract and retain highly qualified and motivated employees.

We believe our continued success depends on the collective abilities and efforts of our employees. Like many businesses, a significant number of our employees, including some of our most highly skilled employees with specialized expertise in potash and phosphates operations, will be approaching retirement age throughout the next decade and beyond. In addition, we compete for a talented workforce with other businesses, particularly within the mining and chemicals industries in general and the crop nutrients industry in particular. Our expansion plans are highly dependent on our ability to retain and to attract and train highly qualified and motivated employees who are essential to the success of our ongoing operations as well as to our expansion plans. If we were to be unsuccessful in retaining, attracting and training the employees we require, our ongoing operations and expansion plans could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Information regarding our plant and properties is included in Part I, Item 1, “Business,” of this report.

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 21 of our Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 21 of our Consolidated Financial Statements:

•

Fosfertil Merger Proceedings. In December 2006, Fosfertil S.A. (“Fosfertil”) and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil, S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Fosfertil, Fertifos Administracão e Participacão S.A. (“Fertifos”, the parent holding company of Fosfertil) and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. In February 2007, Mosaic Fertilizantes petitioned the Brazilian Securities Commission, challenging, among other things, the valuation placed by the Bunge Parties on Fosfertil. Following an adverse decision in the Lower Court, Mosaic Fertilizantes appealed and, in August 2007, the Court of Appeals ruled in our favor, nullifying the actions taken at the April 2006 meeting of shareholders to replace our representatives on the Board of Fertifos and subsequent acts by the Fertifos Board. Subsequently, the Court of Appeals rejected various appeals by the Bunge Parties. The Bunge Parties then appealed directly to the Supreme Courts. In May 2008, the Lower Court ordered Fertifos and Fosfertil to reestablish the composition of the Board of Fertifos as constituted prior to the April 2006 shareholders meeting and to reverse certain other actions taken by Fertifos and Fosfertil since that meeting. The Bunge Parties filed interlocutory appeals against the Lower Court’s order and, in June 2008, the Court of Appeals granted injunctions to suspend the Lower Court’s order until a decision on the interlocutory appeals. In June 2008, the Supreme Court granted Fosfertil’s and Fertifos’ request for an injunction to suspend the enforcement of the judgment until a final decision by the Supreme Court on the appeals by the Bunge Parties. Mosaic Fertilizantes will vigorously defend the Court of Appeals’ August 2007 ruling in our favor and the Lower Court’s May 2008 order enforcing that ruling, and also appeal the injunction granted by the Supreme Court. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

•

Clean Air Act New Source Review. In January 2006 and March 2007, EPA Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with the “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Requests, and are engaged in ongoing discussions with EPA representatives to resolve this matter. We have established accruals to address penalties that we expect will be sought by the EPA as well as defense costs and expenses. The resolution of this matter will also require capital improvements, which we do not believe will have a material effect on our business or financial condition.

•

Riverview Pipeline Release. In December 2005, our Riverview, Florida facility suffered a release of phosphogypsum slurry from a pipeline running from the manufacturing facility to the active phosphogypsum stack. The total amount of the release was approximately 40,000 gallons. Much of the release was contained, although a portion of it affected Archie Creek and resulted in some fish mortality. In February 2006, our Riverview facility suffered a release of contaminated storm water through a pipe in the swale at the base of the active phosphogypsum stack. Low pH water entered Archie Creek. In both cases, all required corrective action has been completed or is underway. In May 2007, the Florida Department of Environmental Protection issued a proposed consent order with a proposed penalty of approximately $177,500 for the two events referenced above. We entered a Consent Order with the Florida Department of Environmental Protection in May 2008 settling these matters for a total amount of approximately $77,500 and the matter has been closed.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2008.

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

We have included information on dividend restrictions in Note 12 of our Consolidated Financial Statements.

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	4,467,099	$20.28	18,952,514
Equity compensation plans not approved by stockholders	-	-	-

Total	4,467,099	$20.28	18,952,514

(a)	Includes grants of stock options and time-based restricted stock units.
(b)	Includes weighted average exercise price of stock options only.

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

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2004 through 2008 under “Five Year Comparison,” in the financial information that is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data.

We have included our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the reports of our Independent Registered Public Accounting Firm, and the information under “Quarterly Results” in our annual report to stockholders. This information is incorporated herein by reference.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (Exchange Act) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

(b)	Management’s Report on Internal Control Over Financial Reporting; Remediation of Material Weakness

We have included the following under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders:

•	management’s report on internal control over financial reporting;

•	a discussion of our remediation of the material weakness that we reported in Part II, Item 9A in our annual report on Form 10-K for the fiscal year ended May 31, 2007; and

•	the report of KPMG LLP, our independent registered public accounting firm, on our internal control over financial reporting.

This information is incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2008 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness described above.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Nomination and Selection of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2008 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2008 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities,” “Certain Relationships and Related Transactions—Investor Rights Agreement,” and “Certain Relationships and Related Transactions—Registration Rights Agreement” included in our definitive proxy statement for our 2008 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2008 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2008 annual meeting of stockholders is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in our annual report to stockholders and incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(3)	Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(c)	Summarized financial information of 50% or less owned persons is included in Note 10 of Notes to Consolidated Financial Statements. Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

*********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ James T. Prokopanko
James T. Prokopanko
Chief Executive Officer and President

Date: July 28, 2008

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President (principal executive officer)	July 28, 2008

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	July 28, 2008

/s/ Anthony T. Brausen Anthony T. Brausen	Vice President—Finance and Chief Accounting Officer (principal accounting officer)	July 28, 2008

* Robert L. Lumpkins	Chairman of the Board of Directors	July 28, 2008

* Guillaume Bastiaens	Director	July 28, 2008

* Raymond F. Bentele	Director	July 28, 2008

* Phyllis E. Cochran	Director	July 28, 2008

* Richard D. Frasch	Director	July 28, 2008

* William R. Graber	Director	July 28, 2008

* Harold H. MacKay	Director	July 28, 2008

* David B. Mathis	Director	July 28, 2008

* William T. Monahan	Director	July 28, 2008

* James L. Popowich	Director	July 28, 2008

* Steven M. Seibert	Director	July 28, 2008

*By:
/s/ Larry W. Stranghoener
Larry W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as The Mosaic Company (“Mosaic”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic for October 22, 2004**

2.ii.	Letter Agreement dated April 11, 2005 to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.ii.	Bylaws of Mosaic, as amended and restated effective July 17, 2008	Exhibit 3.ii. to the Current Report on Form 8-K of Mosaic for July 17, 2008**

4.ii.a.	Indenture dated as of December 1, 2006 between Mosaic and U.S. Bank National Association relating to the 7 3/8% Senior Notes due 2014 and 7 5/8% Senior Notes due 2016	Exhibit 4.ii.a. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

4.ii.b.	Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the	Exhibit 4.ii.d. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006

4.ii.c.	Amendment, dated as of May 18, 2007, to the Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4.ii.e. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

4.ii.d.	Amendment, dated as of May 27, 2008, to the Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4 to the Current Report on Form 8-K of Mosaic for May 27, 2008**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.i.a.	Registration Rights Agreement dated as of December 1, 2005 between Mosaic and U.S. Agri-Chemicals Corporation	Exhibit 10.1.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2005**

10.i.b.	Amendment No. 1 dated as of March 31, 2006 to Registration Rights Agreement dated as of December 1, 2005 between Mosaic and U.S. Agri-Chemicals Corporation	Exhibit 10.i.c. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.a.	Investor Rights Agreement between Cargill, Cargill Fertilizer, Inc. and GNS I (U.S.) Corp. and Mosaic, as amended and restated as of August 17, 2006	Exhibit 10.ii. to the Current Report on Form 8-K of Mosaic for August 17, 2006**

10.ii.b.	Registration Rights Agreement, dated as of January 26, 2004, by and between Cargill and Mosaic	Annex C to the proxy statement/prospectus forming a part of Registration Statement No. 333-114300

10.ii.c.	Fertilizer Agency Agreement dated October 22, 2004 (effective July 7, 2005) between Cargill Limited and Mosaic (Canada) L.P.	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.d.	Service Agreement dated July 11, 2005 (effective July 7, 2005) between Mosaic Fertilizer, LLC and Cargill International SA, Ocean Transportation Division	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.e.	Barge Freight and Sales Agreement between Mosaic Fertilizer, LLC and Cargo Carriers Division of Cargill Marine and Terminal, Inc. dated July 5, 2005	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.f.	Barter Agreement dated May 31, 2005 (effective July 7, 2005) between Cargill Agricola S.A. and Mosaic Fertilizantes Do Brasil S.A.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.g.	Services Agreement for Logistics and General Services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.p. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.h.	Services Agreement dated May 16, 2006 between Banco Cargill S.A. and Mosaic Fertilizantes do Brasil S.A.	Exhibit 10.ii.q. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.i.	Fertilizer Supply Agreement dated October 22, 2004 between Mosaic Canada Crop Nutrition, LP (formerly known as Mosaic (Canada) L.P.) and Cargill Limited	Exhibit 10.ii.s. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.j.	Fertilizer Supply Agreement dated October 22, 2004 between Mosaic and Cargill’s Ag Horizons business unit	Exhibit 10.ii.t. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.k.	Fertilizer Supply Agreement dated January 4, 2006 between Mosaic S. de R.L. de C.V. and Agribrands Purina Mexico S.A. de C.V.	Exhibit 10.ii.v. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.l.	Agreement for Untreated White Muriate of Potash dated February 24, 2006 between Mosaic USA LLC and Cargill’s Salt business unit	Exhibit 10.ii.w. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.m.	Barter Agreement dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill Agropecuaria S.A.C.I.	Exhibit 10.ii.x. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.n.	Fruit Purchase Contract 22059 dated May 16, 2006 and Fruit Purchase Contract 21932 dated August 31, 2005 between South Fort Meade Land Management Inc. and Cargill Juice North America, Inc.	Exhibit 10.ii.y. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.o.	Supply Agreement dated May 16, 2006 between Fertilizantes Mosaic S. de R.L. de C.V. and Nutrimentos Agropecuarios Purina S.A. de C.V. (NAPSA) related to supply of feed grade phosphates	Exhibit 10.ii.z. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.p.	Supply Agreement dated March 1, 2006 between Fertilizantes Mosaic S. de R.L. de C.V. and Proveedora de Alimentos Avepecuarios S.A. de C.V. (PROVI) related to supply of feed grade phosphates	Exhibit 10.ii.aa. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.q.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill’s Animal Nutrition business segment, related to supply of feed grade phosphates in the United States and Canada	Exhibit 10.ii.bb. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.r.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill’s Animal Nutrition business segment for the sale of feed grade phosphates to Cargill in Venezuela	Exhibit 10.ii.cc. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.s.	Supply Agreement dated May 18, 2006 between Mosaic Fertilizer, LLC and Cargill Philippines for the sale of feed grade phosphates to Cargill in the Philippines	Exhibit 10.ii.dd. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.t.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill Siam LTD. for the sale of feed grade phosphates to Cargill in Thailand	Exhibit 10.ii.ee. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.u.	Supply Agreement dated May 16, 2006 between Mosaic Fertilizer, LLC and Cargill for the sale of feed grade phosphates to Cargill in Vietnam, Indonesia and Taiwan	Exhibit 10.ii.ff. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.v.	Product Supply Agreement dated September 30, 2005 between Mosaic Fertilizantes do Brasil S.A. and Agribrands Purina do Brasil Ltda.	Exhibit 10.ii.gg. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.w.	Storage and Handling Agreement at Clavet Warehouse dated November 1, 2005, between Cargill Limited and Mosaic Canada ULC	Exhibit 10.ii.hh. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.x.	Product Purchase, Storage and Handling Agreement dated June 1, 2006, between Cargill and Mosaic Crop Nutrition, LLC	Exhibit 10.ii.ii. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.y.	Shared Service and Access Agreement at Port Cargill, MN dated October 22, 2004, between Cargill and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.jj. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.z.	Shared Service and Access Agreement at Houston, TX dated October 22, 2004, between Cargill and GNS III (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.kk. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.aa.	Master Services Agreement (“Master Services Agreement”) dated December 29, 2006, between Cargill and Mosaic	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.bb.	Work Order dated December 29, 2006, between Mosaic and Cargill, through its Financial Services Center, under the Master Services Agreement	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.cc.	Work Order dated December 27, 2006, between Cargill Financial Services International, Inc. and Mosaic Fertilizantes do Brasil S.A. under the Master Services Agreement	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.dd.	Work Order dated June 1, 2006, between Cargill North America HR Shared Services and Mosaic under the Master Services Agreement	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ee.	Services Agreement dated December 27, 2006, between Cargill Agricola S.A., Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Ltda. and Fospar S.A.	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ff.	Supply Agreement dated December 29, 2006, between Mosaic Fertilizer, LLC and Crop Uruguay S.A.	Exhibit 10.ii.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.gg.	Phosphate Supply Agreement dated December 29, 2006, between Mosaic Crop Nutrition, LLC and Cargill Sociedad Anonima Commercial e Industrial	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.hh.	Form of agreement for Customer Financial Solutions between Mosaic Fertilizantes do Brasil S.A. and Banco Cargill S.A.	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ii.	Product Supply Agreement dated December 22, 2006, between Mosaic de Argentina Sociedad Anonima, Mosaic Fertilizantes do Brasil S.A., and Cargill Agropecuaria S.A.C.I.	Exhibit 10.ii.i. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.jj.	Fruit Purchase Contract No. 22166 dated January 3, 2007, between South Ft. Meade Land Management Inc. and Cargill Juice North America, Inc.—2006/2007 Crop Year	Exhibit 10.ii.j. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.kk.	Fruit Purchase Contract No. 22166 dated January 3, 2007, between South Ft. Meade Land Management Inc. and Cargill Juice North America, Inc.—2007/2008 Crop Year	Exhibit 10.ii.k. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.ll.	Salt Storage and Handling Agreement dated May 1, 2006, between Mosaic Crop Nutrition, LLC and Cargill	Exhibit 10.ii.l. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.mm.	Sales Contract dated January 1, 2007 between Cargill and Mosaic Crop Nutrition, LLC	Exhibit 10.ii.oo. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2007**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.nn.	Manufacturing Agreement dated April 11, 2005 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutracao Animal Ltda.—Purina (formerly known as Agribrands Purina do Brasil Ltda.)	Exhibit 10.ii.pp. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2007**

10.ii.oo.	Amendment dated March 30, 2006 to Manufacturing Agreement dated April 11, 2005 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutracao Animal Ltda.—Purina	Exhibit 10.ii.qq. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2007**

10.ii.pp.	Amendment dated July 4, 2006 to Manufacturing Agreement dated April 11, 2005 between Mosaic Fertilizantes do Brasil S.A. and Cargill Nutracao Animal Ltda.—Purina	Exhibit 10.ii.rr. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2007**

10.ii.qq	Form of Supply Agreement dated September 14, 2007 between Cargill, Limited and Mosaic Canada Crop Nutrition, L.P. for the supply of fertilizer products in Canada	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.rr.	Form of Supply Agreement dated September 11, 2007, between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill for the supply of feed grade phosphates in Venezuela	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.ss.	Form of Supply Agreement dated September 12, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill, Incorporated, Grain and Oilseed Crush business unit, for the supply of feed grade phosphates in the Philippines	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.tt.	Form of Supply Agreement dated September 12, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill for the supply of feed grade phosphates in Thailand	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.uu.	Form of Supply Agreement dated September 12, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill Animal Nutrition, Inc. for the supply of feed grade phosphates in Vietnam, Indonesia and Taiwan	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.vv	Form of Supply Agreement dated September 7, 2007 between Mosaic Fertilizer, LLC dba Mosaic Feed Ingredients, and Cargill Animal Nutrition, Inc. for the supply of feed grade phosphates in the U.S. and Canada	Exhibit 10.ii.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.ww.	Form of Offer of General Services dated September 14, 2007 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.xx.	Form of Work Order dated September 12, 2007 between Cargill Agricola S.A. and Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Ltda., and Fospar S.A. to the Master Services Agreement	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.yy.	Form of Work Order dated September 12, 2007 between Cargill Agricola S.A. and Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Ltda., and Fospar S.A. to the Master Services Agreement	Exhibit 10.ii.i. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.zz.	Form of Supply Agreement dated September 28, 2007 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I. for supply of DAP, MAP and MicroEssentials™ (S-15) in Argentina	Exhibit 10.ii.j. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.aaa.	Form of Barge Freight Contract dated January 23, 2008, between Cargo Carriers, a division of Cargill Marine & Terminal, Inc., and Mosaic Crop Nutrition, LLC	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.bbb.	Form of amendment dated January 21, 2008 to the services agreement for logistics services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.ccc.	Form of amendment dated January 21, 2008 to the services agreement for general services dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.ddd.	Form of Supply Agreement for Feed Grade Phosphates dated as of July 1, 2007 between Fertilizantes Mosaic Servicios, de R.L. de C.V. and Agribrands Purina Mexico, S.A. de C.V.	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.eee.	Form of Supply Agreement for Feed Grade Phosphates dated as of July 1, 2007 between Fertilizantes Mosaic Servicios, de R.L. de C.V. and Nutrimentos Agropecuarios Purina, S.A. de C.V.	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.fff.	Form of Supply Agreement for Feed Grade Phosphates dated as of July 1, 2007 between Fertilizantes Mosaic Servicios, de R.L. de C.V. and Proveedora de Alimentos Avepecuarios, S.A. de C.V.	Exhibit 10.ii.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.ggg.	Form of Fertilizer Agency Agreement dated January 23, 2008, between Mosaic Canada Crop Nutrition, LP and Cargill Limited	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.hhh.	Form of Supply Agreement for Feed Grade Phosphates dated January 23, 2008, between Mosaic Crop Nutrition, LLC and Cargill PLC	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.iii.	Form of Supply Agreement dated April 25, 2008, for the purchase of approximately 2,400 metric tons of triple superphosphate by Mosaic de Argentina S.A. from Cargill S.A.C.I. in Argentina		X

10.ii.jjj.	Form of Product Supply Agreement dated May 27, 2008, between Mosaic Fertilizantes do Brasil S.A. and Cargill Agricola S.A.		X

10.ii.kkk.	Form of Offer of Single Super Phosphate dated May 27, 2008 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.lll.	Form of Supply Agreement dated May 29, 2008 for DAP/MAP/S-15 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I.		X

10.ii.mmm.	Form of Schedule of Services dated May 28, 2008 between Cargill Agricola, S.A., Mosaic Fertilizantes do Brasil, S.A., Mosaic Fertilizantes Ltda., Mosaic Fertilizantes Limited and Fospar, S.A. to the Master Services Agreement		X

10.ii.nnn.	Form of Supply Agreement dated May 29, 2008, for the sale of feed grade phosphates, urea and potash in North America between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Animal Nutrition, Inc.		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.ooo	Form of Product Supply Agreement dated May 29, 2008, between Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Limited and Seara Alimentos S.A.		X

10.ii.ppp	Forms of Renewals of Supply Agreements dated May 29, 2008, for the sale of feed grade phosphates in the Philippines and Thailand between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill, Incorporated.		X

10.ii.qqq	Form of Renewal of Supply Agreement dated May 31, 2008, for the sale of feed grade phosphates in Vietnam, Indonesia and Taiwan between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Animal Nutrition, Inc.		X

10.ii.rrr	Form of Renewal of Supply Agreement dated May 29, 2008, for sale of feed grade phosphates in the United Kingdom between Mosaic Crop Nutrition, LLC and Cargill PLC.		X

10.ii.sss	Form of Renewal of Supply Agreement dated May 31, 2008, for sale of monocalcium phosphates in Malaysia between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Desa Cargill Sdn. Bhd.		X

10.ii.ttt	Form of Renewal of Supply Agreement dated May 31, 2008 for sale of monocalcium phosphates in Malaysia between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Feed Sdn. Bhd.		X

10.ii.uuu.	Form of Amendment dated May 16, 2007 to the Product Supply Agreement dated December 22, 2006, between Mosaic de Argentina Sociedad Anonima, Mosaic Fertilizantes do Brasil S.A. and Cargill Agropecuaria S.A.C.		X

10.ii.vvv.	Form of Amendment dated May 29, 2008 to add Cargill Bolivia S.A. as a party to the Product Supply Agreement dated December 22, 2006, between Mosaic de		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
Argentina Sociedad Anonima, Mosaic Fertilizantes do Brasil S.A. and Cargill Agropecuaria S.A.C.I.

10.ii.www.	Description of Related Party Transactions	Note 23 of Notes to the Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data”

10.iii.a.***	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended October 4, 2006)	Appendix B to the Proxy Statement of Mosaic dated August 23, 2006**

10.iii.b.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.d.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.e.***	Description of Executive Financial Planning Program	Item 1.01 of Mosaic’s Current Report on Form 8-K for May 12, 2005**

10.iii.f.***	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of Mosaic’s Current Report on Form 8-K for May 26, 2005**

10.iii.g.***	Description of Mosaic Management Incentive Program		X

10.iii.h.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.i.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.2 to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.j.***	Summary of Board of Director Compensation of Mosaic		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.k.***	The Mosaic Company Nonqualified Deferred Compensation Plan, effective January 1, 2006	Exhibit 10.iii.p. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.iii.l.***	Transition Agreement, dated September 30, 2006, between Mosaic and Fredric W. Corrigan	Exhibit 10.1 to the Current Report on Form 8-K of Mosaic for September 30, 2006**

10.iii.m.***	Resignation Agreement, dated March 14, 2007, between Mosaic and David W. Wessling	Exhibit 10.iii.o. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

10.iii.n.***	Retirement Agreement, dated March 30, 2007, between Mosaic and James T. Thompson	Exhibit 10.iii.p. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

10.iii.o.***	Supplemental Retirement Agreement, dated January 1, 2000, between Mosaic Canada ULC (formerly known as IMC Canada Ltd.) and Norman B. Beug	Exhibit 10.iii.q. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

10.iii.p.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic for August 2, 2006*

10.iii.q.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.4. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.r.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 4, 2006	Exhibit 99.5. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.s.***	Form of Retirement Compensation Arrangement Trust Agreement between Mosaic Canada ULC (formerly known as IMC Canada Ltd.), Mosaic Potash Esterhazy Limited Partnership (formerly known as IMC Esterhazy Canada Limited Partnership) and Royal Trust Corporation of Canada to provide benefits for certain Canadian employees		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.t***	Form of Amendment to Employee Restricted Stock Unit Award Agreements granted in 2006 and 2007 to executive officers under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.u***	Form of Senior Management Severance and Change in Control Agreement, approved February 7, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.v***	Form of Amended and Restated Senior Management Severance and Change in Control Agreement, approved February 7, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

13	The portions of Mosaic’s annual report to stockholders that are specifically incorporated by reference		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Denotes management contract or compensatory plan.