Form 10-Q
period 2008-08-31
MOSAIC CO
filed 2008-10-09
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 444,252,781 common shares as of October 3, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31
	2008	2007
Net sales	$4,322.5	$2,003.3
Cost of goods sold	2,673.9	1,481.5

Gross margin	1,648.6	521.8
Selling, general and administrative expenses	90.0	66.6
Other operating expense	9.7	5.6

Operating earnings	1,548.9	449.6
Interest expense, net	10.6	34.0
Foreign currency transaction (gain) loss	(86.7)	19.4
Other income	(1.5)	—

Earnings from consolidated companies before income taxes	1,626.5	396.2
Provision for income taxes	497.7	100.8

Earnings from consolidated companies	1,128.8	295.4
Equity in net earnings of nonconsolidated companies	59.8	11.8
Minority interests in net earnings of consolidated companies	(3.9)	(1.7)

Net earnings	$1,184.7	$305.5

Basic net earnings per share	$2.67	$0.69

Diluted net earnings per share	$2.65	$0.69

Basic weighted average number of shares outstanding	444.1	441.4
Diluted weighted average number of shares outstanding	446.5	444.3

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	August 31 2008	May 31 2008
Assets
Current assets:
Cash and cash equivalents	$2,189.7	$1,960.7
Receivables, net	1,449.1	972.5
Receivables due from Cargill, Incorporated and affiliates	137.2	66.7
Inventories	1,945.1	1,350.9
Deferred income taxes	214.8	256.9
Other current assets	241.1	201.8

Total current assets	6,177.0	4,809.5
Property, plant and equipment, net	4,559.2	4,648.0
Investments in nonconsolidated companies	356.4	353.8
Goodwill	1,808.4	1,875.2
Other assets	109.1	133.3

Total assets	$13,010.1	$11,819.8

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$109.4	$133.1
Current maturities of long-term debt	69.3	43.3
Accounts payable	1,253.3	1,003.9
Trade accounts payable due to Cargill, Incorporated and affiliates	13.3	18.2
Cargill prepayments and accrued liabilities	11.0	35.0
Accrued liabilities	792.2	785.9
Accrued income taxes	358.7	131.9
Deferred income taxes	32.6	34.8

Total current liabilities	2,639.8	2,186.1
Long-term debt, less current maturities	1,310.6	1,374.0
Long-term debt-due to Cargill, Incorporated and affiliates	0.8	1.0
Deferred income taxes	492.4	516.2
Other noncurrent liabilities	872.7	987.9
Minority interest in consolidated subsidiaries	26.1	23.4
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of August 31, 2008 and May 31, 2008	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, none issued and outstanding as of August 31, 2008 and May 31, 2008	—	—
Common stock, 444,238,273 and 443,925,006 shares issued and outstanding as of August 31, 2008 and May 31, 2008, respectively	4.4	4.4
Capital in excess of par value	2,464.6	2,450.8
Retained earnings	4,647.2	3,485.4
Accumulated other comprehensive income	551.5	790.6

Total stockholders’ equity	7,667.7	6,731.2

Total liabilities and stockholders’ equity	$13,010.1	$11,819.8

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31
	2008	2007
Cash Flows from Operating Activities
Net earnings	$1,184.7	$305.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	87.7	82.2
Minority interest	3.8	1.6
Deferred income taxes	15.3	(42.4)
Equity in net earnings of nonconsolidated companies, net of dividends	(27.7)	2.4
Accretion expense for asset retirement obligations	8.8	7.9
Amortization of stock-based compensation expense	10.1	3.8
Restructuring and other charges	—	(0.2)
Unrealized (gain) loss on derivatives	117.2	34.0
Excess tax benefits related to stock option exercises	(2.8)	—
Other	(1.0)	(1.1)
Changes in assets and liabilities:
Receivables, net	(521.0)	20.6
Inventories	(590.2)	(30.7)
Other current assets	(55.1)	(13.2)
Accounts payable	273.9	(28.5)
Accrued liabilities	138.2	(57.5)
Other noncurrent liabilities	(80.4)	154.0

Net cash provided by operating activities	561.5	438.4
Cash Flows from Investing Activities
Capital expenditures	(186.9)	(82.1)
Proceeds from sale of businesses	—	7.8
Payments of restricted cash	(1.2)	(0.2)
Other	0.3	0.8

Net cash used in investing activities	(187.8)	(73.7)
Cash Flows from Financing Activities
Payments of short-term debt	(141.5)	(91.6)
Proceeds from issuance of short-term debt	118.6	106.1
Payments of long-term debt	(33.8)	(183.1)
Proceeds from issuance of long-term debt	0.1	—
Payment of tender premium on debt	(0.2)	—
Proceeds from stock options exercised	1.1	18.4
Excess tax benefits related to stock option exercises	2.8	—
Dividend paid to minority shareholder	(1.4)	(0.1)
Cash dividends paid	(22.2)	—

Net cash used in financing activities	(76.5)	(150.3)
Effect of exchange rate changes on cash	(68.2)	4.2

Net change in cash and cash equivalents	229.0	218.6
Cash and cash equivalents—beginning of period	1,960.7	420.6

Cash and cash equivalents—end of period	$2,189.7	$639.2

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$47.4	$63.4
Income taxes	192.7	48.5

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate fertilizer and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate fertilizer. Our Phosphates segment’s results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate fertilizer products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate fertilizer products is approximately 82% for the three months ended August 31, 2008.

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

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 19 to the Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Consolidated Financial Statements) necessary for fair presentation of our financial position as of August 31, 2008, our results of operations for the three months ended August 31, 2008

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2007, and cash flows for the three months ended August 31, 2008 and 2007. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities, income tax related accounts, Canadian resource tax and royalties and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

3. Recently Issued Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 defers implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, including but not limited to our asset retirement obligations. SFAS 157 became effective for the Company on June 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The adoption of SFAS 157 and its effects are described in Note 17. The Company has deferred adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as allowed by FSP SFAS 157-2. We are currently evaluating the impact that FSP SFAS 157-2 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS 158 also requires the measurement of the funded status of a plan to match that of the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates previously permissible. We applied the recognition provision of SFAS 158 as of May 31, 2007. We adopted the measurement provision of SFAS 158 as of June 1, 2008. The adoption required us to record a $0.8 million reduction to retained earnings, a $36.1 million reduction of other non-current liabilities, a $12.9 million reduction to deferred tax assets, and a $24.0 million increase to the opening accumulated other comprehensive income to reflect the transition period of the new measurement date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards No. 115

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting by permitting entities to choose to measure many eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. SFAS 159 was effective as of June 1, 2008. We have not elected to measure at fair value financial assets or liabilities which previously had not been recorded at fair value. Therefore, SFAS 159 did not have an impact on our results of operations, financial position, or liquidity.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 requires entities that are parties to master netting arrangements to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. Entities are required to recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The guidance provided by FIN 39-1 became effective for the Company on June 1, 2008 and did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent consideration, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for the Company’s fiscal year beginning June 1, 2009, with early adoption prohibited. We are evaluating the impact of adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company on June 1, 2009. We are currently evaluating the impact of adoption of SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for the Company beginning December 1, 2008. We are evaluating the impact of adoption of SFAS 161.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principals and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principals in the

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States. Any effect of applying the provisions of this Statement must be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, which has not yet occurred. We do not expect SFAS 162 to have a material effect on our consolidated financial statements.

4. Earnings Per Share

The numerator for basic and diluted earnings per share (“EPS”) is net earnings. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued unless the shares are anti-dilutive. The following is a reconciliation of the denominator for the basic and diluted EPS computations:

	Three months ended August 31
(in millions)	2008	2007
Net earnings	$1,184.7	$305.5

Basic weighted average common shares outstanding	444.1	441.4
Common stock issuable upon vesting of restricted stock awards	0.6	0.6
Common stock equivalents	1.8	2.3

Diluted weighted average common shares outstanding	446.5	444.3

Earnings per share—basic	$2.67	$0.69
Earnings per share—diluted	$2.65	$0.69

There were no anti-dilutive shares for the three months ended August 31, 2008. A total of 0.6 million shares of common stock subject to stock options for the three months ended August 31, 2007 have been excluded from the computation of diluted EPS, as the effect would be anti-dilutive.

5. Income Taxes

Income tax expense was $497.7 million and the effective tax rate was 30.6% for the three months ended August 31, 2008. For the three months ended August 31, 2007, we had income tax expense of $100.8 million and an effective tax rate of 25.4%. The tax rate for the three months ended August 31, 2007 reflected $20.4 million of benefits specific to the period, including approximately $18 million related to our ability to utilize foreign tax credits.

During the three months ended August 31, 2008, the unrecognized tax benefits increased by $12.8 million. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the change cannot reasonably be estimated.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of August 31, 2008 accrued interest and penalties totaled $25.3 million, and were included in other noncurrent liabilities in the Consolidated Balance Sheet. For the three months ended August 31, 2008 and August 31, 2007, we recognized interest and penalties expense of $0.7 million and $1.7 million, respectively, as part of the provision for income taxes in the Consolidated Statement of Earnings.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the Internal Revenue Service and Canadian Revenue Agency for the fiscal years 2004 to 2006 and 2001 to 2006, respectively. Based on the information available at August 31, 2008, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

6. Inventories

Inventories consist of the following:

(in millions)	August 31 2008	May 31 2008
Raw materials	$157.6	$74.0
Work in process	325.7	255.8
Finished goods	1,382.2	940.4
Operating materials and supplies	79.6	80.7

	$1,945.1	$1,350.9

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	August 31 2008	May 31 2008
Land	$176.7	$176.7
Mineral properties and rights	2,419.6	2,475.2
Buildings and leasehold improvements	766.4	783.5
Machinery and equipment	2,922.7	2,926.7
Construction in-progress	322.1	279.8

	6,607.5	6,641.9
Less: accumulated depreciation and depletion	2,048.3	1,993.9

	$4,559.2	$4,648.0

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended August 31, 2008 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2008	$556.2	$1,319.0	$1,875.2
Income tax adjustment	(0.1)	(3.2)	(3.3)
Foreign currency translation	—	(63.5)	(63.5)

Balance as of August 31, 2008	$556.1	$1,252.3	$1,808.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded adjustments to goodwill during fiscal 2009 which are related to the reversal of state income tax valuation allowances and other purchase accounting adjustments for income tax-related amounts.

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of August 31, 2008, we have estimated the maximum potential future payment under the guarantees to be $99.2 million. The fair value of these guarantees is immaterial to the financial statements at August 31, 2008 and May 31, 2008.

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

10. Financing Arrangements

Short-Term Debt

Short-term debt consists of the revolving credit facility under our restated senior secured bank credit agreement (“Restated Credit Agreement”), a receivables financing facility, and various other short-term borrowings related to our Offshore business. Short-term borrowings were $109.4 million and $133.1 million as of August 31, 2008 and May 31, 2008, respectively. The weighted average interest rate on short-term borrowings was 4.5% and 5.5% as of August 31, 2008 and May 31, 2008, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had no outstanding borrowings under the revolving credit facility as of either August 31, 2008 or May 31, 2008. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $30.1 million and $41.2 million as of August 31, 2008 and May 31, 2008, respectively. The net available borrowings under the revolving credit facility as of August 31, 2008 and May 31, 2008 were approximately $419.9 million and $408.8 million, respectively. Unused commitment fees of $0.7 million and $0.3 million were expensed during each of the fiscal quarters ended August 31, 2008 and 2007, respectively. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%.

On August 11, 2008, PhosChem amended its revolving line of credit, increasing the borrowing limit to $75.0 million through December 31, 2008. After that date it will revert back to the original $55.0 million limit through November 29, 2009. The revolving line of credit supports PhosChem’s funding of its purchases of crop nutrients from us and the other PhosChem member and is with recourse to PhosChem but not to us. The line of credit is secured by PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. Outstanding borrowings under the line of credit bear interest at the Prime Rate minus 1.0% or LIBOR plus 0.7%, at PhosChem’s election. PhosChem had $48.0 million and $38.4 million outstanding under its revolving line of credit as of August 31, 2008 and May 31, 2008, respectively.

The remainder of the short-term borrowings balance consisted of lines of credit relating to our Offshore segment and other short-term borrowings. As of August 31, 2008, these borrowings bear interest rates between 3.9% and 10.3%. As of August 31, 2008 and May 31, 2008, $61.4 million and $94.7 million, respectively, were outstanding.

Long-Term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

As of August 31, 2008 and May 31, 2008, we had $51.3 million outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facility bears interest at LIBOR plus 1.50%-1.75%. The maturity dates range from 2010 to 2012. We expect to pay the majority of the outstanding term loans within the next twelve months.

We have two industrial revenue bonds which total $42.1 million as of August 31, 2008 and May 31, 2008. As of August 31, 2008, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $27.0 million and $30.0 million as of August 31, 2008 and May 31, 2008, respectively. As of August 31, 2008, the secured notes bear interest rates between 5.6% and 10.8%. The maturity dates range from 2008 to 2013.

We have several unsecured notes which total $952.5 million and $980.8 million as of August 31, 2008 and May 31, 2008, respectively. As of August 31, 2008, the unsecured notes bear interest rates between 7.4% and 10.3%. The maturity dates range from 2008 to 2016.

We have several unsecured debentures which total $262.2 million and $264.2 million as of August 31, 2008 and May 31, 2008, respectively. As of August 31, 2008, the unsecured debentures bear interest rates between 7.3% and 9.5%. The maturity dates range from 2011 to 2028.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of the long-term debt balance relates to capital leases and fixed asset financings, variable rate loans, and other types of debt. As of August 31, 2008 and May 31, 2008, $44.8 million and $48.9 million, respectively, were outstanding. The maturity dates range from 2009 to 2012.

On August 1, 2008 we called the remaining $3.5 million of the 10.875% notes due on August 1, 2013 pursuant to the call provisions of such notes.

As of August 31, 2008, we had at least $642.7 million available for the payment of cash dividends with respect to our common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

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

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2008	$515.6
Liabilities incurred	17.7
Liabilities settled	(19.3)
Accretion expense	8.8
Revisions in estimated cash flows for operating facilities	7.8

Total asset retirement obligation, August 31, 2008	530.6
Less current portion	108.0

Non-current asset retirement obligation	$422.6

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs include the following:

	Pension Plans Three months ended August 31		Post-retirement Benefit Plans Three months ended August 31
(in millions)	2008	2007	2008	2007
Service cost	$1.1	$1.7	$0.2	$0.2
Interest cost	9.1	7.9	1.6	1.6
Expected return on plan assets	(9.6)	(9.3)	—	—

Net periodic cost	$0.6	$0.3	$1.8	$1.8

Based on an actuarial assessment, our minimum required contributions for fiscal 2009 were estimated at $20.3 million for our pension plans and $11.4 million for our other post-retirement benefit plans. However, during the three months ended August 31, 2008, in order to improve our funding levels with the intention to fully fund our U.S. pension plans, we made contributions of $57.4 million to our U.S. pension plans and $2.0 million to our post-retirement benefit plans. During the three months ended August 31, 2007, we contributed $5.5 million to our pension plans and $1.5 million to our post-retirement benefit plans, respectively.

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $27.6 million and $22.8 million at August 31, 2008 and May 31, 2008, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters.

Hutchinson, Kansas Sinkhole. In January 2005, a 210-foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. Subsequent to this event, KDHE requested that we investigate the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residential properties, railroads and roadways. In response to this request, with KDHE approval, we conducted sonar and geophysical assessments of five former wells in May and June, 2008. We expect to meet with KDHE later in calendar 2008 to discuss the testing results and propose measures to address risks presented by the former wells. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE does not accept our proposed measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

EPA RCRA Initiative. The U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our Bartow and Green Bay, Florida facilities and our Uncle Sam and Faustina, Louisiana facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We may enter similar orders for some or the remainder of our phosphate production facilities in Florida.

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors and has referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to, previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We have met several times with the DOJ and EPA to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA have expressed a desire to obtain financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued. Should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay significant civil penalties.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with EPA and DOJ at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride (the “NESHAP”) at the our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. We cannot predict at this time whether EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

EPA EPCRA Initiative. DOJ sent a letter dated July 28, 2008 to major U.S. phosphoric acid manufacturers, including us, stating that EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (“EPCRA”) at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our ARO, which are discussed in Note 11 of our Consolidated Financial Statements. In contrast, the financial assurance requirements in Florida and Louisiana are based on the undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems in Florida that impose financial assurance requirements which are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to Florida water quality standards. In light of the burden that would have been associated with meeting the new requirements at that time, in April 2005 we entered into a consent agreement with the Florida Department of Environmental Protection (“FDEP”)

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that allows us to comply with alternate financial tests until the consent agreement expires (May 31, 2009, unless extended), at which time we will be required to comply with the new rules. Although there can be no assurance that we will be able to comply with the revised rules during or upon the expiration of the consent agreement, if current trends in our results of operations, cash flows and financial condition continue, we do not expect that compliance will have a material effect on our results of operations, liquidity or capital resources.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (“LDEQ”), we requested an exemption, proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our request for an exemption in May 2006. We continue to pursue discussions with LDEQ including in the context of discussions with the DOJ and EPA regarding financial assurance as part of the EPA RCRA Initiative discussed above. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, which may include surety bonds, letters of credit and cash escrows or a combination thereof, currently in an amount of approximately $142.3 million, or (iii) enter into a compliance order with the agency. In light of our current cash balances and access to borrowings, letters of credit and surety bonds, we do not expect that compliance with current or alternative requirements will have a material affect on our results of operations, liquidity or capital resources.

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

We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. We considered whether potential indemnification should reduce our established accruals.

Phosphate Mine Permitting in Florida

The Ona Extension of our Florida Mines. Certain counties and other petitioners challenged the issuance of an environmental resource permit for the Ona extension of our phosphate mines in central Florida, alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the downstream water supply and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (“ALJ”) in 2004 and to a remand hearing in October

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that the FDEP issue the permit to us with certain conditions which we viewed as acceptable. In the initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of the FDEP issued a Final Order in July 2006 adopting the ALJ’s orders with minor modifications and directed FDEP to issue the permit. The petitioners appealed the Deputy Secretary’s Final Order to the District Court of Appeal of the State of Florida, Second District. We anticipate that the permit will be upheld on appeal and that the appeal process will not adversely affect our future mining plans for the Ona extension.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. Following administrative challenges by certain counties and other plaintiffs, the permit was issued in June 2006. In December 2007, the Manatee County Planning Commission, upon a recommendation in a report of the Manatee County staff, voted to recommend that the Board of County Commissioners deny authorizations required from Manatee County. The Manatee County Board of County Commissioners (the “Manatee County Board”) voted on September 16, 2008 to deny the authorizations. We are initiating redress through legal and/or administrative means and, on September 29, 2008, submitted a notice to the Manatee County Board of a claim under Florida’s Bert J. Harris, Jr., Private Property Rights Protection Act (the “Bert Harris Act”). Our claim under the Bert Harris Act is for approximately $618 million for 6.2 million tons of phosphate reserves that have been blocked from mining by the decision of the Manatee County Board. The Bert Harris Act protects the rights of large and small private property owners to make use of their land, and provides that while those rights can be prudently regulated by governmental agencies, private property owners’ rights cannot be inordinately burdened. Manatee County has 90 days to either deny the claim or reach a settlement with us. If the matter is not resolved within the 90-day time frame, we can file suit against Manatee County to recover the value of the reserves. We are confident that we will ultimately obtain the authorizations from Manatee County necessary to mine the Altman Extension.

In addition, the Army Corps of Engineers issued a federal wetlands permit for the Altman Extension in May 2008. The Sierra Club has sued the Army Corps of Engineers seeking to impede our ability to mine the Altman Extension. At this point in time, the Sierra Club has not sought an injunction to prevent mining. We are moving to intervene in this suit and expect the federal wetlands permit to be upheld and that we will be able to mine the tract as allowed in the state and federal permits.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade Mine in central Florida straddle the county line between Polk and Hardee Counties. Mining has occurred and will continue in Polk County. We have applied to extend the mine into Hardee County. The FDEP issued a Notice of Intent to issue the environmental resources permit on June 30, 2008. Lee County has filed a challenge to the permit, and Sarasota County has moved to intervene in the challenge. The matter is scheduled to be heard by a state ALJ in November 2008. Based on our experience in previous administrative litigation, we expect that the permit will be upheld by the ALJ and that we will be able to mine into Hardee County.

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

IMC Salt Litigation

In August 2001, Madison Dearborn Partners, LLC (“MDP”) filed a lawsuit, Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings), in the Circuit Court of Cook County, Illinois

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleging that Mosaic Global Holdings breached a three page non-binding letter of intent for the sale of a salt business to MDP. Mosaic Global Holdings sold the salt business to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price at which Mosaic Global Holdings ultimately sold the salt business, plus lost profits of the business. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. In April 2005, MDP amended its complaint to add a new claim for fraud in addition to the existing breach of contract and promissory estoppel claims. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period under the non-binding letter of intent. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion of the trial, the judge granted Mosaic Global Holdings’ motion for a directed verdict on the fraud claim. On April 11, 2007, the judge ruled in our favor on the promissory estoppel claim and in favor of MDP on the breach of contract claim, awarding MDP approximately $1.9 million in damages. We have appealed the liability finding on the breach of contract claim and MDP has appealed the partial summary judgment described above limiting the amount of damages that the plaintiff may recover. The matter will be heard by the Illinois Court of Appeals in late 2008 or early 2009. We cannot anticipate the outcome or assess the potential financial impact of this matter at this time; however, reversal of the partial summary judgment could result in a subsequent damage award that could be material. We believe that the trial court correctly decided our motion for partial summary judgment and are vigorously defending it.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota and the Northern District of Illinois, and on October 2, 2008 another complaint (the “October 2, 2008 Case” and collectively with the September 11, 2008 Cases, the “Direct Purchaser Cases”) was filed in the United States District Court for the Northern District of Illinois, by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc. and Kraft Chemical Company, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States during the period July 1, 2003 through the dates of the respective complaints (the “Class Period”). The defendants in the Kraft Case also include a number of unnamed alleged co-conspirators. Each complaint was filed on behalf of the named plaintiff and a purported class of all persons who purchased potash in the United States directly from the defendants during the Class Period. The complaints generally allege, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

On September 15, 2008, separate complaints were filed in the United States District Court for the Northern District of Illinois by Gordon Tillman (the “Tillman Case”); Feyh Farm Co. and William H. Coaker Jr. (the “Feyh Farm Case”); and Kevin Gillespie (the “Gillespie Case;” the Tillman Case and the Feyh Farm Case together with the Gillespie case being collectively referred to as the “September 15, 2008 Cases;” and the Direct

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchaser Cases together with the September 15, 2008 Cases being collectively referred to as the “Potash Antitrust Cases”). The defendants in the September 15, 2008 Cases are the same as those in the September 11, 2008 Cases, and the plaintiffs’ allegations in the September 15, 2008 Cases are substantially identical to those summarized above with respect to the Direct Purchaser Cases.

The Tillman Case and the Feyh Farm Case were each filed on behalf of the named plaintiff(s) and a purported class of all persons who indirectly purchased potash and/or fertilizer containing potash for their own use during the Class Period in 23 specified states and the District of Columbia that have allegedly enacted antitrust statutes that allow indirect purchasers to bring private enforcement actions of such state’s antitrust laws. The plaintiffs seek injunctive relief and to recover unspecified amounts of damages, including treble damages where allowed by law, arising from defendants’ alleged continuing arrangement, contract, agreement, trust, combination or conspiracy to unreasonably restrain trade and commerce in violation of the specified jurisdictions’ antitrust statutes as well as damages or restitution for alleged unjust enrichment. The plaintiffs also seek costs of suit and reasonable attorneys’ fees where allowed by law and pre-judgment and post-judgment interest.

The Gillespie Case was filed on behalf of the named plaintiff and a purported class of all persons who purchased potash products in the United States indirectly from the defendants during the Class Period. The plaintiff seeks injunctive relief and to recover an unspecified amount of damages, including treble damages where allowed by law, arising from defendants’ alleged contract, combination or conspiracy in an unreasonable restraint of trade in violation of Section 1 of the Sherman Act and Section 4 of the Clayton Act; defendants’ alleged monopolistic acts in violation of the antitrust laws of 20 or 27 specified states and the District of Columbia; and defendants’ alleged deceptive practices in violation of the consumer protection statutes of 15 or 16 specified states and the District of Columbia; alleged unjust enrichment; and, in the State of New York, for alleged common law restraint of trade. The plaintiffs also seek costs of suit and reasonable attorneys’ fees where allowed by law and pre-judgment and post-judgment interest.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

Other Claims

We also have certain other contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

14. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended August 31
(in millions)	2008	2007
Net earnings	$1,184.7	$305.5
Foreign currency translation adjustment	(263.1)	36.4
SFAS 158 measurement date change	24.0	—

	$945.6	$341.9

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Stockholders’ Equity

On July 15, 2008, we announced that our Board of Directors declared the Company’s first quarterly dividend of $0.05 per share of our common stock. The dividend totaling $22.2 million was paid on August 21, 2008 to shareholders of record as of the close of business on August 7, 2008.

16. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas, ammonia and sulfur consumed in operations, changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

We use financial instruments, including forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Consolidated Statements of Earnings. One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecasted transactions and measuring their balance sheet exposure in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and zero-cost collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Brazil Mercantile & Futures Exchange—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk.

We use forward purchase contracts, forward freight agreements, swaps and zero-cost collars to reduce the risk related to significant price changes in our inputs and product prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Our foreign currency exchange contracts, commodities contracts, and freight contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); therefore, unrealized gains and losses are recorded in the Consolidated Statements of Earnings. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized (gain) or loss used to hedge changes in our financial position are included in the foreign currency transaction (gains) losses line on the Consolidated Statements of Earnings. Below is a table that shows our derivative unrealized losses related to foreign currency exchange contracts, commodities contracts, and freight:

	Three months ended August 31
(in millions)	2008	2007
Foreign currency exchange contracts included in cost of goods sold	$4.4	$6.2
Commodities contracts in cost of goods sold	103.4	23.2
Freight contracts included in cost of goods sold	7.0	0.7
Foreign currency exchange contracts included in foreign currency transaction loss	2.4	3.7

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Fair Value Measurements

Effective June 1, 2008, we adopted SFAS 157 and FSP SFAS 157-2 which deferred the adoption of portions of SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP SFAS 157-2 defers for one year the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise from the application of SFAS 157. The assets and liabilities included in our Consolidated Balance Sheet for which the adoption of SFAS 157 has been deferred include our long-lived assets, goodwill and asset retirement obligations.

SFAS 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. We did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of SFAS 157.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in Mosaic’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair Value Hierarchy

We determine the fair market values of our derivative contracts and certain other assets based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels within its hierarchy that may be used to measure fair value.

Level 1: Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3: Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities included in our Consolidated Balance Sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Mosaic’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

	Three months ended August 31, 2008
(in millions)	Total	Level 1	Level 2	Level 3
Foreign currency derivatives	$1.4	$0.3	$1.1	$—
Commodity derivatives	2.0	—	2.0	—
Freight derivatives	2.6	—	0.5	2.1

Total assets at fair value	$6.0	$0.3	$3.6	$2.1

Foreign currency derivatives	$(4.7)	$(2.6)	$(2.1)	$—
Commodity derivatives	(62.2)	—	(62.2)	—

Total liabilities at fair value	$(66.9)	$(2.6)	$(64.3)	$—

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheet at fair value on a recurring basis:

Foreign Currency Derivatives – The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within one year. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction (gain) loss.

Commodity Derivatives – Our commodity contracts relate to natural gas, urea, ammonia and DAP. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and zero-cost collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. The urea, ammonia and DAP contracts settle using exchange-quoted prices. Quoted market prices are used to determine the fair value of these instruments; however, the markets for these commodities are thinly traded exchanges and are not considered to create a liquid market in which quoted prices are readily available and we therefore classify these contracts in Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

Freight Derivatives – The freight derivatives that we currently use are forward freight agreements. We estimate fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker quotations. Therefore, these contracts are classified in Level 2. Certain ocean freight derivatives are traded in less active markets with less availability of pricing information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of changes in our Consolidated Balance Sheet for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of some of our ocean freight derivatives.

(in millions)	Freight Derivatives
Fair value, June 1, 2008	$8.6
Total gains and (losses), realized and unrealized, included in cost of goods sold	(6.5)
Purchases, issuances, settlements	—
Transfers in/out of Level 3	—

Fair value, August 31, 2008	$2.1

18. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of August 31, 2008, Cargill and certain of its subsidiaries owned approximately 64.3% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of August 31, 2008 the net amount due from Cargill and its affiliates related to these transactions totaled $112.1 million. At May 31, 2008 the net amount due from Cargill and its affiliates was $12.4 million.

Cargill made no equity contributions during the three months ended August 31, 2008 and $4.6 million during fiscal year 2008.

The Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended August 31
(in millions)	2008	2007
Transactions with Cargill and affiliates included in net sales	$153.5	$59.0
Transactions with Cargill and affiliates included in cost of goods sold	162.7	64.0
Payments to Cargill and affiliates included in selling, general and administrative expenses	3.4	3.6

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of August 31, 2008 and May 31, 2008, the net amount due from our non-consolidated companies totaled $302.2 million and $191.4 million, respectively.

The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended August 31
(in millions)	2008	2007
Transactions with non-consolidated companies included in net sales	$549.5	$144.4
Transactions with non-consolidated companies included in cost of goods sold	224.8	79.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Business Segments

The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. For a description of our business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. The Corporate, Eliminations and Other segment primarily represents activities associated with our Nitrogen distribution business, unallocated corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment. Segment information was as follows:

(in millions)	Phosphates	Potash	Offshore	Corporate, Eliminations and Other	Total
Three months ended August 31, 2008
Net sales to external customers	$2,281.4	$953.8	$1,046.3	$41.0	$4,322.5
Intersegment net sales	311.4	22.6	1.7	(335.7)	—

Net sales	2,592.8	976.4	1,048.0	(294.7)	4,322.5
Gross margin	1,005.7	503.2	180.6	(40.9)	1,648.6
Operating earnings (loss)	950.8	477.8	159.0	(38.7)	1,548.9
Capital expenditures	102.2	78.7	5.5	0.5	186.9
Depreciation, depletion and amortization	48.4	31.9	4.9	2.5	87.7
Equity in net earnings of non-consolidated companies	0.9	—	33.3	25.6	59.8

Three months ended August 31, 2007
Net sales to external customers	$1,091.8	$396.2	$495.8	$19.5	$2,003.3
Intersegment net sales	90.7	15.6	1.7	(108.0)	—

Net sales	1,182.5	411.8	497.5	(88.5)	2,003.3
Gross margin	353.5	126.6	51.1	(9.4)	521.8
Operating earnings (loss)	310.2	110.2	30.1	(0.9)	449.6
Capital expenditures	46.7	28.9	6.5	—	82.1
Depreciation, depletion and amortization	47.2	28.7	4.0	2.3	82.2
Equity in net earnings (loss) of non-consolidated companies	1.0	—	14.0	(3.2)	11.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended August 31
(in millions)	2008	2007
Net sales(a):
India	$1,019.5	$419.3
Brazil	756.5	334.3
Canpotex(b)	536.1	140.8
Canada	170.6	75.8
Australia	95.4	1.2
Argentina	89.6	103.9
Chile	75.5	54.9
Japan	74.5	29.3
Mexico	72.8	36.3
Colombia	57.8	31.4
Thailand	48.8	25.8
China	37.4	17.1
Peru	28.6	25.7
Other	99.3	49.1

Total non-U.S. countries	3,162.4	1,344.9
United States	1,160.1	658.4

Consolidated	$4,322.5	$2,003.3

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

(in millions)	August 31 2008	May 31 2008
Long-lived assets:
Canada	$3,103.5	$3,281.9
Brazil	474.6	487.4
Other	60.7	66.4

Total non-U.S. countries	3,638.8	3,835.7
United States	3,194.3	3,174.6

Consolidated	$6,833.1	$7,010.3

20. Sale of Equity Investment

As of August 31, 2008 we had a 50% interest in Saskferco Products Limited Partnership (the “Partnership”) and its wholly-owned subsidiary Saskferco Products ULC (“Saskferco”) a Saskatchewan, Canada-based producer of nitrogen fertilizer and feed ingredient products. On October 1, 2008, the Partnership and its partners sold their interests in Saskferco for gross proceeds of approximately $1.6 billion, of which we are entitled to half. The sale resulted in a pre-tax gain of approximately $675 million in the second quarter of fiscal 2009, which will be recorded in non-operating income in our Statement of Earnings. A deferred tax liability will be recorded related to the transaction of approximately $230 million. We do not anticipate this deferred tax liability to have a cash tax impact in the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2008 and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2008 and 2007:

	Three months ended August 31		2008-2007
(dollars in millions, except per share data)	2008	2007	Change	Percent
Net sales	$4,322.5	$2,003.3	$2,319.2	116%
Cost of goods sold	2,673.9	1,481.5	1,192.4	80%

Gross margin	1,648.6	521.8	1,126.8	216%
Gross margin percentage	38.1%	26.0%
Selling, general and administrative expenses	90.0	66.6	23.4	35%
Other operating expense	9.7	5.6	4.1	73%

Operating earnings	1,548.9	449.6	1,099.3	245%
Interest expense, net	10.6	34.0	(23.4)	(69%)
Foreign currency transaction (gain) loss	(86.7)	19.4	(106.1)	NM
Other income	(1.5)	—	(1.5)	NM

Earnings from consolidated companies before income taxes	1,626.5	396.2	1,230.3	311%
Provision for income taxes	497.7	100.8	396.9	394%

Earnings from consolidated companies	1,128.8	295.4	833.4	282%
Equity in net earnings of non-consolidated companies	59.8	11.8	48.0	407%
Minority interests in net earnings of consolidated companies	(3.9)	(1.7)	(2.2)	129%

Net earnings	$1,184.7	$305.5	$879.2	288%

Diluted net earnings per share	$2.65	$0.69	$1.96	285%
Diluted weighted average number of shares outstanding (in millions)	446.5	444.3

Overview of Consolidated Results for the three months ended August 31, 2008 and 2007

Our net earnings for the fiscal 2009 first quarter ended August 31, 2008 were $1.2 billion, or $2.65 per diluted share, compared with net earnings of $305.5 million, or $0.69 per diluted share, for the same period a year ago. The more significant factors that affected our fiscal 2009 first quarter results of operations and financial condition are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Our record net sales and gross margins in the first quarter of fiscal 2009 continued to benefit from the significant increases in crop nutrient prices that began during the latter part of fiscal 2007. These crop nutrient prices have been the result of improving household incomes that have increased demand for protein-rich foods in developing regions such as China, India and Latin America, driven by a growing world population, and grain and oilseed prices that remain strong by historical standards. The emergence of the biofuels industry in recent years has also added to the demand for grains. Despite record global production of grains and oilseeds the past two years, the stock to use ratio has fallen to one of the lowest levels since the mid-1970’s. In addition to the factors noted above, Potash prices in the first fiscal quarter of 2009 have also benefited from low inventory levels and industry supply disruptions. Demand in our Phosphates business slowed during the quarter due to cautious customer purchasing behavior. We believe this behavior is a result of the combined near-term impacts of seasonal demand, higher customer inventory levels and customer anticipation that decreasing sulfur and ammonia raw material costs will reduce future prices for concentrated phosphates.

•	Our average selling price for diammonium phosphate fertilizer (“DAP”) increased 149% to $1,013 per tonne in the first quarter of fiscal 2009 from $407 per tonne in the same period last year.

•

Sales volumes of phosphate fertilizer and animal feed ingredients decreased 7% to 2.1 million tonnes for the first quarter of fiscal 2009 from 2.2 million tonnes in the same period last year. The decline in sales volumes was primarily due to North American customers’ carrying over inventories from Spring 2008.

•	Our average muriate of potash (“MOP”) selling price increased 198% to $488 per tonne in the first quarter of fiscal 2009 from $164 per tonne in the same period last year.

•

Sulfur and ammonia raw material costs for our Phosphates segment significantly increased. Our average purchase price for sulfur increased to $573 per long ton in the first quarter of fiscal 2009 from $74 in the same period of fiscal 2008. The average purchase price paid for ammonia in central Florida increased 75% to $572 per tonne in the first quarter of fiscal 2009 from $326 in the same period of fiscal 2008.

•

Operating costs in our Potash segment increased primarily as a result of significantly higher Canadian resource taxes and royalties, net unrealized mark-to-market derivative losses and increased costs for resources including steel, reagents and labor for routine maintenance due to continuing inflationary pressure in western Canada.

•

Our gross margins were impacted by net unrealized mark-to-market derivative losses of $114.8 million in the first quarter of fiscal 2009 (primarily related to natural gas derivatives) compared with net unrealized mark-to-market derivative losses of $30.1 million in the first quarter of fiscal 2008.

•	Our Offshore segment results were strong primarily due to the benefit of positioning of lower cost inventories in a period of rising selling prices.

•

A foreign currency transaction gain of $86.7 million was recorded in the first quarter of fiscal 2009 compared with a $19.4 million loss in the first quarter of fiscal 2008. The gain in fiscal 2009 was the result of the effect of a weakening Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

•

Income tax expense was $497.7 million resulting in an effective tax rate of 30.6% for the first quarter of fiscal 2009, compared to income tax expense of $100.8 million or an effective tax rate of 24.5% in the first quarter of fiscal 2008.

•	We generated $561.5 million in cash flows from operations in the first quarter of fiscal 2009.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume and selling price:

	Three months ended August 31		2008-2007
(dollars in millions, except price per tonne or unit)	2008	2007	Change	Percent
Net sales:
North America	$910.3	$478.5	$431.8	90%
International	1,682.5	704.0	978.5	139%

Total	2,592.8	1,182.5	1,410.3	119%
Cost of goods sold	1,587.1	829.0	758.1	91%

Gross margin	$1,005.7	$353.5	$652.2	184%

Gross margin as a percent of net sales	38.8%	29.9%
Sales volume (in thousands of metric tonnes) Fertilizer(a):
North America	779	902	(123)	(14%)
International	1,138	1,141	(3)	(0%)

Total	1,917	2,043	(126)	(6%)
Feed Phosphates	174	200	(26)	(13%)

Total	2,091	2,243	(152)	(7%)

Average selling price per tonne:
DAP (FOB plant)	$1,013	$407	$606	149%
Average purchase price paid per unit:
Ammonia (metric tonne) (Central Florida)	$572	$326	$246	75%
Sulfur (long ton)	573	74	499	674%

(a)	Excludes tonnes sold by PhosChem for its other member

Three months ended August 31, 2008 and 2007

Phosphate’s net sales increased $1.4 billion or 119% in the first quarter of fiscal 2009, as a result of a significant increase in phosphate selling prices.

Our average DAP price was $1,013 per tonne in the first quarter of fiscal 2009, an increase of $606 per tonne or 149% compared with the same period last year. Following the strong increases of the past year, the market DAP selling price has declined modestly in the second quarter of fiscal 2009. This is due to the combined effects of seasonal demand, higher customer inventory levels, and customer anticipation of declining sulfur and ammonia raw material costs that have resulted in cautious customer purchasing behaviors.

Sales volumes of phosphate fertilizer and animal feed ingredients decreased 7% to 2.1 million tonnes for the first quarter of fiscal 2009. Phosphate fertilizer volumes to North America decreased approximately 14% due to North American customers’ carrying over inventories from Spring 2008. Feed phosphate sales volumes declined approximately 13% due to weak economics in the livestock industry and customers switching to lower cost substitutes.

Gross margin as a percentage of net sales was 38.8% in the first quarter of fiscal 2009 compared to 29.9% of net sales in the same period of fiscal 2008. The significant increase in gross margin as a percentage of net sales was primarily due to an increase in selling prices, partly offset by significantly higher cost of goods sold primarily related to higher sulfur and ammonia raw material costs and net unrealized mark-to-market derivative losses. Our average purchase price paid for sulfur increased to $573 per long ton in the first quarter of fiscal 2009 from $74 in the same period of fiscal 2008. The average purchase price paid for ammonia in central Florida increased 75% to $572 per tonne in the first quarter of fiscal 2009 from $326 in the same period of fiscal 2008. Phosphates had net unrealized mark-to-market losses (primarily on natural gas derivatives and ocean freight forward contract derivatives) of $74.6 million for the first quarter of fiscal 2009 compared with net losses of $13.5 million on natural gas derivatives for the first quarter of fiscal 2008.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate fertilizers outside of the U.S. for us and its other member. Included in our first quarter results in fiscal 2009 is PhosChem revenue from sales for its other member of $288.9 million, compared to $137.5 million for the first quarter in fiscal 2008.

Phosphates’ production of dry concentrates slightly increased to 2.1 million tonnes for the first quarter of fiscal 2009 compared with 2.0 million tonnes for the same period last year. We intend to reduce planned phosphate concentrate production by 0.5 million to 1.0 million tonnes over the next several months, in response to high inventory levels.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and selling price:

	Three months ended August 31		2008-2007
(dollars in millions, except price per tonne or unit)	2008	2007	Change	Percent
Net sales:
North America	$379.7	$236.4	$143.3	61%
International	596.7	175.4	421.3	240%

Total	976.4	411.8	564.6	137%
Cost of goods sold	473.2	285.2	188.0	66%

Gross margin	$503.2	$126.6	$376.6	297%

Gross margin as a percent of net sales	51.5%	30.7%
Sales volume (in thousands of metric tonnes) Fertilizer(a):
North America	546	789	(243)	(31%)
International	1,090	1,070	20	2%

Total	1,636	1,859	(223)	(12%)
Non-agricultural	261	225	36	16%

Total(b)	1,897	2,084	(187)	(9%)

Average selling price per tonne:
MOP (FOB Plant)	$488	$164	$324	198%
K-Mag® (FOB Plant)	$288	$121	$167	138%

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)	Includes sales volumes (in thousands of metric tonnes) of 209 tonnes and 188 tonnes of K-Mag® for the three months ended August 31, 2008, and August 31, 2007, respectively.

Three months ended August 31, 2008 and 2007

Potash net sales were $976.4 million in the first quarter of fiscal 2009 compared to $411.8 million in the same period of fiscal 2008. The net sales increase of 137% in the first quarter of fiscal 2009 resulted primarily from higher selling prices partly offset by a 9% decrease in volumes sold. North American fertilizer sales volumes decreased approximately 28% primarily due to lower beginning inventory levels available to meet customer demand despite comparable production volumes.

We sell two primary potash fertilizer products, MOP and K-Mag®, a specialty product. Our average MOP selling price was $488 per tonne in the first quarter of fiscal 2009, an increase of $324 per tonne compared with the same period last year. Our average K-Mag® selling price of $288 per tonne in the first quarter of fiscal 2009 increased $167 per tonne compared with the same period in fiscal 2008. The average selling price for potash has continued to increase into the second quarter due to strong demand and extremely tight supply. Prices to non-agricultural customers generally are based on long-term contracts at prices which are below our average MOP selling price.

Potash gross margin as a percentage of net sales increased significantly to 51.5% in the first quarter of fiscal 2009 compared to 30.7% in the same period in fiscal 2008. Gross margin as a percentage of net sales increased primarily as a result of the higher selling prices partly offset by significantly higher Canadian resource taxes, net unrealized mark-to-market derivative losses and increased costs for resources including steel, reagents and labor for routine maintenance due to continuing inflationary pressures in western Canada. In the first quarter of fiscal 2009, Canadian resource tax and royalties expense was $169.0 million compared with $37.0 million in the same period a year ago. The significant increase in Canadian resource taxes and royalties is a result of our increased profitability and the surge in potash selling prices. In the first quarter of fiscal 2009, we had unrealized mark-to-market derivative losses on natural gas and foreign currency derivatives of $41.7 million compared with losses of $17.2 million in the same period a year ago.

Potash production was 2.0 million tonnes and 1.9 million tonnes for the three months ended August 31, 2008 and August 31, 2007, respectively.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, and gross margin as a percentage of net sales:

	Three months ended August 31		2008-2007
(in millions)	2008	2007	Change	Percent
Net sales	$1,048.0	$497.5	$550.5	111%
Cost of goods sold	867.4	446.4	421.0	94%

Gross margin	$180.6	$51.1	$129.5	253%

Gross margin as a percent of net sales	17.2%	10.3%

Three months ended August 31, 2008 and 2007

Offshore net sales increased $550.5 million or 111% in the first quarter of fiscal 2009 compared with the same period in fiscal 2008, mainly as a result of increased selling prices. In the first quarter of fiscal 2009, gross margin increased to $180.6 million, or 17.2% of net sales, compared to $51.1 million, or 10.3% of net sales, for the same period in fiscal 2008. The increase in gross margin as a percentage of net sales was primarily due to the increase in selling prices and the benefit of positioning lower cost inventories during a period of rising selling prices, particularly in Brazil, India and Argentina.

Net sales in Brazil more than doubled in the first quarter of fiscal 2009 compared with the same period in fiscal 2008. This increase was a result of higher selling prices partly offset by a 12% decline in volumes compared to the same period in fiscal 2008. The decline in sales volumes was driven by higher than normal purchases by soybean farmers from January through May 2008 in anticipation of increasing crop nutrient pricing, strong competition, and a decline in commodity pricing (primarily soybeans) which impacted farmer economics. Gross margin in Brazil increased $63.1 million to $86.4 million in the first quarter of fiscal 2009 compared with the same period a year ago as a result of the benefit of lower cost inventories during a period of rising selling prices. In the future, the Offshore gross margin rate is expected to be lower than in recent quarters if selling prices do not continue to rise.

Other Income Statement Items

	Three months ended August 31		2008-2007		Percent of Net Sales
(in millions)	2008	2007	Change	Percent	2008	2007
Selling, general and administrative expenses	$90.0	$66.6	$23.4	35%	2%	3%
Interest expense	25.1	40.7	(15.6)	(38%)	1%	2%
Interest income	14.5	6.7	7.8	116%	0%	0%

Interest expense, net	10.6	34.0	(23.4)	(69%)	0%	2%
Foreign currency transaction (gain) loss	(86.7)	19.4	(106.1)	NM	(2%)	1%
Provision for income taxes	497.7	100.8	396.9	394%	0%	5%
Equity in net earnings of nonconsolidated companies	59.8	11.8	48.0	407%	1%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.0 million for the three months ended August 31, 2008, compared to $66.6 million for the three months ended August 31, 2007. The increase in selling, general and administrative expenses for the three months ended August 31, 2008 compared to August 31, 2007 was primarily the result of higher share-based and other compensation expense, and higher external consulting and professional fees.

Interest Expense, net

Interest expense, net of interest income, was $10.6 million for the three months ended August 31, 2008, compared to $34.0 million for the three months ended August 31, 2007, respectively. The decrease in interest expense for the three months ended August 31, 2008 related primarily to the lower average debt balances as a result of repayments of debt in fiscal 2008 due to increased cash flow. The increase in interest income was related to interest earned on higher cash balances. For further discussion, refer to Note 10 of our Notes to Consolidated Financial Statements.

Foreign Currency Transaction (Gain) Loss

For the three months ended August 31, 2008, we recorded a foreign currency transaction gain of $86.7 million, compared with a loss of $19.4 million for the same period in the prior year. For the three months ended August 31, 2008, the gain was mainly the result of the effect of a weakening of the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates. The average value of the Canadian dollar decreased by 7.1% in the first quarter of fiscal 2009.

For the three months ended August 31, 2007, the loss was mainly the result of a strengthening Canadian dollar on large U.S. dollar denominated assets held by our Canadian affiliates.

Provision for Income Taxes

Quarter Ended August 31	Effective Tax Rate	Provision for Income Taxes
2008	30.6%	$497.7
2007	25.4%	$100.8

Income tax expense was $497.7 million and the effective tax rate was 30.6% for the three months ended August 31, 2008. For the three months ended August 31, 2007, we had income tax expense of $100.8 million and an effective tax rate of 25.4%. The tax rate in the first quarter of fiscal 2008 reflected $20.4 million of benefits specific to the period, including approximately $18 million related to our ability to utilize foreign tax credits. Cash paid for incomes taxes was $192.7 million and $48.5 million for the three months ended August 31, 2008 and August 31, 2007, respectively.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $59.8 million for the three months ended August 31, 2008, compared with $11.8 million for the same period in fiscal 2008. The increase in equity earnings in fiscal 2009 is primarily due to higher equity earnings from our investments in Fertifos S.A., its subsidiary Fosfertil, and Saskferco. The increase in equity earnings from Fertifos S.A. is a result of increased selling prices due to strong agricultural fundamentals. The increase in equity earnings from Saskferco is a result of higher nitrogen selling prices and higher volumes partially offset by higher natural gas costs. On October 1, 2008, the previously announced sale of Saskferco was completed. For further discussion, refer to Note 20 of our Notes to Consolidated Financial Statements.

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in conformity with U.S. GAAP. In preparing the Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable by management under the circumstances. Changes in these estimates could have a material effect on our Consolidated Financial Statements.

Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Capital Resources and Liquidity

The following table represents a comparison of the cash provided by operating activities, cash used in investing activities, and cash used in financing activities for the three months ended August 31, 2008 and 2007:

	Three months ended
(in millions)	August 31, 2008	August 31, 2007	$ Change
Cash Flow
Cash provided by operating activities	$561.5	$438.4	$123.1
Cash used in investing activities	(187.8)	(73.7)	(114.1)
Cash used in financing activities	(76.5)	(150.3)	73.8

At August 31, 2008, we had $2.2 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2009. In addition, our credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Cash flow generated from operating activities is providing us with a significant source of liquidity. During the first three months of fiscal 2009, net cash provided by operating activities was $561.5 million, an increase of $123.1 million compared to the same period in fiscal 2008. The increase in operating cash flows was primarily due to significant growth in net earnings, an increase in accounts payable to finance our inventories and an increase in accrued expenses primarily driven by an increase in Canadian resource taxes, partially offset by increases in accounts receivable and inventories and a decrease in other noncurrent liabilities. Accounts receivable increased due to the higher selling prices in the first quarter of fiscal 2009. Inventories increased as a result of higher sulfur and ammonia costs and an Offshore seasonal increase in inventory levels. The decrease in other noncurrent liabilities is primarily due to our intention to improve funding levels of our pension and postretirement plans.

Investing Activities

Net cash used in investing activities was $187.8 million for the three months ended August 31, 2008, an increase of $114.1 million compared to the same period in fiscal 2008. The increase in cash used by investing activities is mainly the result of higher capital expenditures in both our Phosphates and Potash segments related to productivity increasing projects and production expansion for the first three months of fiscal 2009 compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities for the three months ended August 31, 2008, was $76.5 million, compared to $150.3 million for the same period in fiscal 2008. The primary reason for the decrease in cash flows used in financing activities was the reduction of long-term debt repayments in fiscal 2009 compared to fiscal 2008. In addition, we paid a dividend totaling $22.2 million on August 21, 2008 to shareholders of record as of the close of business on August 7, 2008.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Consolidated Financial Statements for information relating to our financing arrangements, including our indebtedness. A more detailed description of our financing arrangements is included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 12 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 13 of the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Obligations

Further information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 13 of the Consolidated Financial Statements.

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals including permitting activities;

•	the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;

•	provisions in the agreements governing our indebtedness that limit our discretion to operate our business and require us to meet specified financial tests;

•	adverse changes in the ratings of our securities and changes in availability of funds to us in the financial markets;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•	actual costs of asset retirement, environmental remediation, reclamation and other environmental obligations differing from management’s current estimates;

•	the costs and effects of legal proceedings and regulatory matters affecting us including environmental and administrative proceedings;

•	the success of our efforts to attract and retain highly qualified and motivated employees;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

•

accidents involving our operations, including brine inflows at our Esterhazy, Saskatchewan potash mine as well as potential inflows at our other shaft mines, and potential fires, explosions, seismic events or releases of hazardous or volatile chemicals;

•	terrorism or other malicious intentional acts;

•	other disruptions of operations at any of our key production and distribution facilities, particularly when they are operating at high operating rates;

•	changes in antitrust and competition laws or their enforcement;

•	other changes in laws and regulations resulting from concerns over rising food and crop nutrient prices;

•	actions by the holders of controlling equity interests in businesses in which we hold a minority interest;

•

Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase its ownership after the expiration of existing standstill provisions in our investor rights agreement with Cargill that expire on October 22, 2008 or sell its interest in Mosaic; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 16 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 16 of the Notes to the Consolidated Financial Statements in this quarterly report on Form 10-Q.

Foreign Currency Exchange Contracts

At August 31, 2008 and May 31, 2008, the fair values of our Canadian foreign currency exchange contracts were ($1.8) million and $2.3 million, respectively. The decrease in fair value during the first three months of fiscal 2009 is primarily due a reduction in foreign currency contracts and changes in foreign currency exchange rates.

The table below provides information about our foreign exchange derivatives which hedge foreign exchange exposure for our Canadian subsidiaries.

	As of August 31, 2008		As of May 31, 2008
(in millions)	Expected Maturity Date FY 2009	Fair Value	Expected Maturity Date FY 2009	Fair Value

Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)	$18.9	$(0.1)	$74.0	$1.5
Weighted Average Rate	1.0585		1.0145
Foreign Currency Exchange Collars
Canadian Dollar
Notional (million US$)	$77.0	$(1.7)	$212.5	$0.8
Weighted Average Participation Rate	1.0400		1.0371
Weighted Average Protection Rate	0.9800		0.9710

Total Fair Value		$(1.8)		$2.3

Further information regarding foreign currency exchange rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 16 of our Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q.

Commodities

At August 31, 2008 and May 31, 2008, the fair value of our natural gas commodities contracts were ($62.7) million and $45.6 million, respectively. The $108.3 million decrease in fair value during the first three months of fiscal 2009 is due to a decrease of approximately 27.0% in the futures prices for natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of August 31, 2008				As of May 31, 2008
	Expected Maturity Date				Expected Maturity Date
(in millions)	FY 2009	FY 2010	FY 2011	Fair Value	FY 2009	FY 2010	FY 2011	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	7.5			$(22.4)	12.0			$9.5
Weighted Average Rate (US$/MMBtu)	$10.96				$10.35
Notional (million MMBtu)—short	10.2
Weighted Average Rate (US$/MMBtu)	$8.71			$8.3
Natural Gas 3-Way Collars
Notional (million MMBtu)	37.2	22.3	3.7	$(48.4)	33.9	16.4	5.1	$36.1
Weighted Average Call Purchased Rate (US$/MMBtu)	$9.79	$8.95	$7.36		$9.70	$8.11	$7.76
Weighted Average Call Sold Rate (US$/MMBtu)	$12.12	$11.72	$9.83		$11.92	$10.45	$10.35
Weighted Average Put Sold Rate (US$/MMBtu)	$8.45	$7.84	$6.49		$8.39	$7.17	$6.84
Natural Gas Fixed Physical Forwards
Notional (million MMBtu)	0.1			$(0.2)
Weighted Average Rate (US$/MMBtu)	$10.87

Total Fair Value				$(62.7)				$45.6

Further information regarding commodities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 16 of the Consolidated Financial Statements in this quarterly report on Form 10-Q.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the fiscal quarter ended August 31, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 13 of our Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 13 of our Consolidated Financial Statements:

•

Fosfertil Merger Proceedings. In December 2006, Fosfertil S.A. (“Fosfertil”) and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Fosfertil, Fertifos Administracão e Participacão S.A. (“Fertifos”, the parent holding company of Fosfertil) and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. In February 2007, we petitioned the Brazilian Securities Commission, challenging, among other things, the valuation placed by the Bunge Parties on Fosfertil. Following an adverse decision in the Lower Court, we appealed and, in August 2007, the Court of Appeals ruled in our favor, nullifying the actions taken at the April 2006 meeting of shareholders to replace our representatives on the Board of Fertifos and subsequent acts by the Fertifos Board. Subsequently, the Court of Appeals rejected various appeals by the Bunge Parties. The Bunge Parties then appealed directly to the Supreme Courts. In May 2008, the Lower Court ordered Fertifos and Fosfertil to reestablish the composition of the Board of Fertifos as constituted prior to the April 2006 shareholders’ meeting and to reverse certain other actions taken by Fertifos and Fosfertil since that meeting. The Bunge Parties filed interlocutory appeals against the Lower Court’s order and, in June 2008, the Court of Appeals granted injunctions to suspend the Lower Court’s order until a decision on the interlocutory appeals. In June 2008, the Supreme Court granted Fosfertil’s and Fertifos’ request for an injunction to suspend the enforcement of the judgment until a final decision by the Supreme Court on the appeals by the Bunge Parties. Based on the injunction granted by the Supreme Court, the Court of Appeals dismissed the interlocutory appeals filed against the Lower Court’s May 2008 order. In August 2008, Mosaic Fertilizantes appealed the injunction granted by the Supreme Court. In September 2008, the Supreme Court rejected Mosaic Fertilizantes’ appeal and confirmed the injunction to suspend the enforcement of the judgment until a final decision by the Supreme Court on the appeals by the Bunge Parties. Subsequently, in September 2008, the Supreme Court agreed to hear on the merits the Bunge Parties’ appeals against the Court of Appeals’ August 2007 ruling. We will vigorously defend the Court of Appeals’ August 2007 ruling in our favor and the Lower Court’s May 2008 order enforcing that ruling. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

•

Clean Air Act New Source Review. In January 2006 and March 2007, the U.S. Environmental Protection Agency (“EPA”) Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with the “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Requests, and are engaged in ongoing discussions with EPA representatives to resolve this matter. We have established accruals to address penalties that we expect will be sought by the EPA as well as defense costs and expenses. The resolution of this matter will also require capital improvements, which we do not believe will have a material effect on our business or financial condition.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 9, 2008

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.ii.	Bylaws of The Mosaic Company, as amended and restated effective July 17, 2008	Exhibit 3.ii. to the Current Report on Form 8-K of The Mosaic Company for July 17, 2008*

10.ii.a.	Form of Supply Agreement dated May 29, 2008, for the sale of feed grade phosphates in India between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill India		X

10.ii.b.	Form of Supply Agreement dated June 20, 2008 for the supply of industrial fine grade potassium chloride treated with triple superphosphate between Mosaic Canada Crop Nutrition, LP and Cargill Limited		X

10.ii.c.	Form of Supply Agreement dated July 18, 2008, between Phosphate Chemical Export Association, Inc. (“PhosChem”) and Cargill S.A.C.I. for spot sales of fertilizer products in Argentina		X

10.ii.d.	Form of Renewal dated July 18, 2008 of Barter Arrangement dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.e.	Form of Agreement dated July 22, 2008 between PhosChem and Cargill Financial Services International, Inc. relating to participation by subsidiaries of Cargill, Incorporated in PhosChem’s fertilizer export sales to customers in India		X

10.iii.a.	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008		X

10.iii.b.	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

*	SEC File No. 001-32327

E-1