Form 10-Q
period 2008-11-30
MOSAIC CO
filed 2009-01-08
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 444,380,404 common shares as of January 1, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30		Six months ended November 30
	2008	2007	2008	2007
Net sales	$3,006.5	$2,195.4	$7,329.0	$4,198.7
Cost of goods sold	1,939.3	1,572.3	4,613.2	3,053.8
Lower of cost or market write-down	293.5	—	293.5	—

Gross margin	773.7	623.1	2,422.3	1,144.9
Selling, general and administrative expenses	76.8	79.8	166.8	146.4
Restructuring loss	—	10.3	—	10.3
Other operating expense	14.9	3.4	24.6	9.0

Operating earnings	682.0	529.6	2,230.9	979.2
Interest expense, net	8.3	25.5	18.9	59.5
Foreign currency transaction (gain) loss	(32.3)	52.4	(119.0)	71.8
Gain on sale of equity investment	(673.4)	—	(673.4)	—
Other income	(4.4)	(1.2)	(5.9)	(1.2)

Earnings from consolidated companies before income taxes	1,383.8	452.9	3,010.3	849.1
Provision for income taxes	451.2	100.9	948.9	201.7

Earnings from consolidated companies	932.6	352.0	2,061.4	647.4
Equity in net earnings of nonconsolidated companies	28.7	45.5	88.5	57.3
Minority interests in net earnings of consolidated companies	(1.5)	(3.5)	(5.4)	(5.2)

Net earnings	$959.8	$394.0	$2,144.5	$699.5

Basic net earnings per share	$2.16	$0.89	$4.83	$1.58

Diluted net earnings per share	$2.15	$0.89	$4.81	$1.57

Basic weighted average number of shares outstanding	444.3	442.3	444.2	441.8
Diluted weighted average number of shares outstanding	446.1	445.0	446.3	444.5

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	November 30 2008	May 31 2008
Assets
Current assets:
Cash and cash equivalents	$2,811.6	$1,960.7
Receivables, net	892.3	972.5
Receivables due from Cargill, Incorporated and affiliates	25.8	66.7
Inventories	1,614.2	1,350.9
Deferred income taxes	208.9	256.9
Other current assets	417.7	201.8

Total current assets	5,970.5	4,809.5
Property, plant and equipment, net	4,331.9	4,648.0
Investments in nonconsolidated companies	280.7	353.8
Goodwill	1,682.0	1,875.2
Other assets	162.6	133.3

Total assets	$12,427.7	$11,819.8

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$110.5	$133.1
Current maturities of long-term debt	30.2	43.3
Accounts payable	760.9	1,003.9
Trade accounts payable due to Cargill, Incorporated and affiliates	7.3	18.2
Cargill prepayments and accrued liabilities	9.8	35.0
Accrued liabilities	782.5	785.9
Accrued income taxes	—	131.9
Deferred income taxes	28.7	34.8

Total current liabilities	1,729.9	2,186.1
Long-term debt, less current maturities	1,272.3	1,374.0
Long-term debt-due to Cargill, Incorporated and affiliates	0.4	1.0
Deferred income taxes	629.9	516.2
Other noncurrent liabilities	920.9	987.9
Minority interest in consolidated subsidiaries	21.5	23.4
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of November 30, 2008 and May 31, 2008	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, none issued and outstanding as of November 30, 2008 and May 31, 2008	—	—
Common stock, 444,375,461 and 443,925,006 shares issued and outstanding as of November 30, 2008 and May 31, 2008, respectively	4.4	4.4
Capital in excess of par value	2,472.7	2,450.8
Retained earnings	5,585.0	3,485.4
Accumulated other comprehensive income	(209.3)	790.6

Total stockholders’ equity	7,852.8	6,731.2

Total liabilities and stockholders’ equity	$12,427.7	$11,819.8

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30,
	2008	2007
Cash Flows from Operating Activities
Net earnings	$2,144.5	$699.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	177.1	166.7
Lower of cost or market write-down	293.5	—
Minority interest	5.4	5.2
Deferred income taxes	164.6	(52.4)
Equity in net earnings of nonconsolidated companies, net of dividends	(56.8)	(21.9)
Accretion expense for asset retirement obligations	14.5	15.9
Amortization of out-of-market contracts	(11.0)	(8.4)
Amortization of stock-based compensation expense	13.9	8.5
Unrealized loss on derivatives	125.8	45.9
Gain on sale of equity method investment	(673.4)	—
Proceeds from Saskferco note receivable	51.1	—
Excess tax benefits related to stock option exercises	(4.8)	—
Other	4.6	5.1
Changes in assets and liabilities:
Receivables, net	56.6	(52.4)
Inventories	(592.1)	(75.5)
Other current and noncurrent assets	(286.4)	3.5
Accounts payable	(202.3)	103.4
Accrued liabilities	(219.5)	(41.3)
Other noncurrent liabilities	(57.3)	179.1

Net cash provided by operating activities	948.0	980.9
Cash Flows from Investing Activities
Capital expenditures	(410.1)	(161.2)
Proceeds from sale of equity method investment	745.7	—
Proceeds from sale of businesses	—	7.5
Payments of restricted cash	(32.3)	—
Other	0.3	0.9

Net cash provided by (used in) investing activities	303.6	(152.8)
Cash Flows from Financing Activities
Payments of short-term debt	(193.3)	(277.0)
Proceeds from issuance of short-term debt	172.0	242.9
Payments of long-term debt	(101.1)	(637.5)
Proceeds from issuance of long-term debt	0.1	—
Proceeds from stock options exercised	4.1	37.6
Contributions from Cargill, Incorporated	—	1.5
Excess tax benefits related to stock option exercises	4.8	—
Dividend paid to minority shareholder	(1.8)	(3.5)
Cash dividends paid	(44.4)	—

Net cash used in financing activities	(159.6)	(636.0)
Effect of exchange rate changes on cash	(241.1)	29.5

Net change in cash and cash equivalents	850.9	221.6
Cash and cash equivalents—beginning of period	1,960.7	420.6

Cash and cash equivalents—end of period	$2,811.6	$642.2

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$47.9	$79.4
Income taxes	760.5	97.0

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate crop nutrients. Our Phosphates segment’s results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 81% for the six months ended November 30, 2008.

Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash internationally.

Our Offshore business segment consists of sales offices, crop nutrients’ blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and in a number of other countries. Our Offshore segment serves as a market for our Phosphates and Potash segments but also purchases and markets products from other suppliers worldwide.

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 20 to the Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document include, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Consolidated Financial Statements) necessary for fair presentation of our financial position as of November 30, 2008, our results of operations for the three and six months ended November 30, 2008 and 2007, and cash flows for the six months ended November 30, 2008 and 2007. The

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

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

Inventories

Inventories of raw materials, work-in-process products, finished goods and operating materials and supplies are stated at the lower of cost or market. Costs for substantially all finished goods and work-in-process inventories include materials, production labor and overhead and are determined using the weighted average cost basis. Cost for substantially all raw materials is also determined using the weighted average cost basis.

We follow the provisions of Accounting Research Bulletin 43 (“ARB 43”), Ch. 4, Inventory Pricing to evaluate whether or not the cost of our inventories exceeds their market values. Market values are defined as forecasted selling prices less reasonably predictable selling costs (net realizable value). Significant management judgment is involved in estimating forecasted selling prices. Factors affecting forecasted selling prices include demand and supply variables. Examples of demand variables include grain and oilseed prices, stock-to-use ratios and changes in inventories in the crop nutrients distribution channels. Examples of supply variables include forecasted prices of raw materials, such as phosphate rock, sulfur, ammonia, and natural gas, estimated operating rates and industry crop nutrient inventory levels. Charges for lower of cost or market are recognized in the period when there is evidence of a decline of market value below cost. During the second quarter of fiscal 2009, we recognized lower of cost or market inventory write-downs of $293.5 million. Results could differ materially if actual selling prices differ materially from forecasted selling prices.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer or when the risks and rewards of ownership are otherwise transferred to the customer. Revenue on Offshore sales and North American export sales is recognized upon the transfer of title to the customer and when the price is fixed and determinable. For certain export shipments, transfer of title occurs outside the U.S. or the country in which the shipment originated. Shipping and handling costs are included as a component of cost of goods sold. Sales to wholesalers and retailers (but not to importers) in India are subject to a selling price cap and are eligible for an Indian government subsidy which reimburses importers for the difference between the market price of diammonium phosphate fertilizer (“DAP”) and the capped price. We record the government subsidy along with the underlying eligible sale when the price of DAP is both fixed and determinable. In the second quarter of fiscal 2009, because of the turmoil in the global credit markets, we determined that the price of sales that are subject to the Indian government subsidy is not fixed and determinable until payment in bonds or cash has been received from the Indian government.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October of 2008, the FASB Issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 illustrates key considerations in determining the fair value of a financial asset in an inactive market. This FSP was effective immediately upon issuance. The Company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. Its adoption did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS 158 also requires the measurement of the funded status of a plan to match that of the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates previously permissible. We applied the recognition provision of SFAS 158 as of May 31, 2007. We adopted the measurement provision of SFAS 158 as of June 1, 2008. The adoption required us to record a $0.5 million reduction to retained earnings, a $36.3 million reduction of other non-current liabilities, a $12.5 million reduction to deferred tax assets, and a $24.3 million increase to the opening accumulated other comprehensive income balance to reflect the transition period of the new measurement date.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”). FIN 39-1 requires entities that are parties to master netting arrangements to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been recorded under the same master netting arrangement in accordance with FASB Interpretation No. 39. Entities are required to recognize the effects of applying FIN 39-1

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The guidance provided by FIN 39-1 became effective for the Company on June 1, 2008 and did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) expands the definition of a business and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent consideration, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141(R) is effective for the Company’s fiscal year beginning June 1, 2009, with early adoption prohibited. SFAS 141(R) is expected to impact how the Company will identify, negotiate and value future acquisitions and how an acquisition will affect the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for the Company beginning December 1, 2008, but only requires the revised disclosures on a prospective basis. The Company will provide the additional disclosures in the consolidated financial statements beginning in the Company’s third quarter of fiscal year 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the consolidated financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP in the United States. Any effect of applying the provisions of this Statement must be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS 162 was effective November 15, 2008 and did not have a material effect on our consolidated financial statements.

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

	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Net earnings	$959.8	$394.0	$2,144.5	$699.5

Basic weighted average common shares outstanding	444.3	442.3	444.2	441.8
Common stock issuable upon vesting of restricted stock awards	0.5	0.7	0.5	0.7
Common stock equivalents	1.3	2.0	1.6	2.0

Diluted weighted average common shares outstanding	446.1	445.0	446.3	444.5

Earnings per share—basic	$2.16	$0.89	$4.83	$1.58
Earnings per share—diluted	$2.15	$0.89	$4.81	$1.57

A total of 0.6 million and 0.1 million shares of common stock subject to issuance for exercise of stock options and restricted stock awards for the three and six months ended November 30, 2008, respectively, and 0.7 million shares for the six months ended November 30, 2007, have been excluded from the calculation of diluted EPS as the effect would be anti-dilutive.

5. Income Taxes

Income tax expense was $451.2 million and $948.9 million and the effective tax rate was 32.6% and 31.5% for the three and six months ended November 30, 2008, respectively, and reflected expenses of $235.0 and $238.6, respectively, which are specific to the periods. For the three and six months ended November 30, 2008, the expenses specific to the quarter were driven primarily by a $214.5 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the sale of our investment in Saskferco Products ULC (“Saskferco”), as well as a $17 million valuation allowance recorded against deferred tax assets in Brazil. For the three and six months ended November 30, 2007, we had income tax expense of $100.9 million and $201.7 million, and an effective tax rate of 22.3% and 23.8%, respectively. The tax rate for the three and six months ended November 30, 2007 reflected $35.9 million and $59.0 million of benefits specific to the period, driven primarily by our ability to claim foreign tax credits of $38.8 million and $57.2 million.

During the three months ended November 30, 2008, the unrecognized tax benefits decreased $9.7 million. During the six months ended November 30, 2008, the unrecognized tax benefits increased by $3.1 million. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the change cannot reasonably be estimated.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of November 30, 2008, accrued interest and penalties totaled $27.6 million and were included in other noncurrent liabilities in the Consolidated Balance Sheet. For the three and six months ended November 30, 2008, we recognized interest and penalties expense of $5.3 million and $6.1 million, respectively, as part of the provision for income taxes in the Consolidated Statements of Earnings. For the three and six months ended November 30, 2007, we recognized interest and penalties expense of $10.9 million and $12.6 million, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the Internal Revenue Service and Canadian Revenue Agency for the fiscal years 2004 to 2006 and 2001 to 2006, respectively. Based on the information available at November 30, 2008, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

6. Inventories

Inventories consist of the following:

(in millions)	November 30 2008	May 31 2008
Raw materials	$161.2	$74.0
Work in process	404.0	255.8
Finished goods	960.1	940.4
Operating materials and supplies	88.9	80.7

	$1,614.2	$1,350.9

In the second quarter of fiscal 2009, we recorded a lower of cost or market inventory write-down of $293.5 million because the carrying costs of certain ending inventories, principally in our Phosphate and Offshore segments, exceeded our estimates of future selling prices less reasonably predictable selling costs. The lower of cost or market inventory write-down was a result of declining selling prices for primarily phosphates caused in part by rapidly declining raw material costs.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	November 30 2008	May 31 2008
Land	$170.1	$176.7
Mineral properties and rights	2,235.5	2,475.2
Buildings and leasehold improvements	728.4	783.5
Machinery and equipment	2,884.1	2,926.7
Construction in-progress	364.0	279.8

	6,382.1	6,641.9
Less: accumulated depreciation and depletion	2,050.2	1,993.9

	$4,331.9	$4,648.0

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the six months ended November 30, 2008 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2008	$556.2	$1,319.0	$1,875.2
Income tax adjustment	(0.1)	(3.2)	(3.3)
Foreign currency translation	—	(189.9)	(189.9)

Balance as of November 30, 2008	$556.1	$1,125.9	$1,682.0

The Company has recorded adjustments to goodwill during fiscal 2009 which are related to the reversal of state income tax valuation allowances and other purchase accounting adjustments for income tax-related amounts. We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exit. We performed our annual review of goodwill in the second quarter and no impairment was identified.

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

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no specific concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of November 30, 2008, we have estimated the maximum potential future payment under the guarantees to be $99.1 million. The fair value of these guarantees is immaterial to the financial statements at November 30, 2008 and May 31, 2008.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Financing Arrangements

Short-Term Debt

Short-term debt consists of the revolving credit facility under our restated senior secured bank credit agreement (“Restated Credit Agreement”), and various other short-term borrowings related to our Offshore business and Phoschem. Short-term borrowings were $110.5 million and $133.1 million as of November 30, 2008 and May 31, 2008, respectively. The weighted average interest rate on short-term borrowings was 5.8% and 5.5% as of November 30, 2008 and May 31, 2008, respectively.

We had no outstanding borrowings under the revolving credit facility as of either November 30, 2008 or May 31, 2008. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $34.2 million and $41.2 million as of November 30, 2008 and May 31, 2008, respectively. The net available borrowings under the revolving credit facility as of November 30, 2008 and May 31, 2008 were approximately $415.8 million and $408.8 million, respectively. Unused commitment fees of $0.4 million were expensed during each of the fiscal quarters ended November 30, 2008 and 2007, respectively. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%.

On August 11, 2008, PhosChem amended its revolving line of credit, increasing the borrowing limit to $75.0 million through December 31, 2008. After that date it reverted back to the original $55.0 million limit through November 29, 2009. The revolving line of credit supports PhosChem’s funding of its purchases of crop nutrients from us and the other PhosChem member and is with recourse to PhosChem but not to Mosaic or its other subsidiaries. The line of credit is secured by PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. Outstanding borrowings under the line of credit bear interest at the Prime Rate minus 1.0% or LIBOR plus 0.7%, at PhosChem’s election. PhosChem had $43.2 million and $38.4 million outstanding under its revolving line of credit as of November 30, 2008 and May 31, 2008, respectively.

The remainder of the short-term borrowings balance consisted of lines of credit relating to our Offshore segment and other short-term borrowings. As of November 30, 2008, these borrowings bear interest rates between 4.6% and 22.9%. As of November 30, 2008 and May 31, 2008, $67.3 million and $94.7 million, respectively, were outstanding.

Long-Term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

As of November 30, 2008 and May 31, 2008, we had $13.1 million and $51.3 million, respectively outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facilities bear interest at LIBOR plus 1.50%-1.75%. The maturity dates range from 2010 to 2013.

On October 10, 2008 we prepaid $2.0 million of the Term Loan A notes, $15.1 million of the Term Loan A-1 notes and $20.8 million of the Term Loan B notes due to a prepayment event as a result of our sale of our investment in Saskferco.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have two industrial revenue bonds which total $42.1 million as of November 30, 2008 and May 31, 2008. As of November 30, 2008, the industrial revenue bonds bear interest rates at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $22.6 million and $30.0 million as of November 30, 2008 and May 31, 2008, respectively. As of November 30, 2008, the secured notes bear interest rates between 5.6% and 10.8%. The maturity dates range from 2009 to 2013.

We have several unsecured notes which total $926.8 million and $980.8 million as of November 30, 2008 and May 31, 2008, respectively. As of November 30, 2008, the unsecured notes bear interest rates between 7.4% and 10.3%. The maturity dates range from 2009 to 2016.

We have several unsecured debentures which total $260.0 million and $264.2 million as of November 30, 2008 and May 31, 2008, respectively. As of November 30, 2008, the unsecured debentures bear interest rates between 7.3% and 9.5%. The maturity dates range from 2011 to 2028.

The remainder of the long-term debt balance relates to capital leases and fixed asset financings, variable rate loans, and other types of debt. As of November 30, 2008 and May 31, 2008, $37.9 million and $48.9 million, respectively, were outstanding. The maturity dates range from 2009 to 2012.

On August 1, 2008 we called the remaining $3.5 million of the 10.875% notes due on August 1, 2013 pursuant to the call provisions of such notes.

On a year-to-date basis, the aggregate principal amount of open market purchases of our notes was $29.2 million and the price paid was $26.9 million plus accrued interest, resulting in a discount of $2.3 million.

We recorded a net gain of approximately $2.5 million associated with the above open market purchases, the prepayment of debt related to the sale of our investment in Saskferco and the call of the $3.5 million outstanding principal amount of 10.875% notes due August 1, 2013.

As of November 30, 2008, we had at least $621.3 million available for the payment of cash dividends with respect to our common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

11. Accounting for Asset Retirement Obligations

We account for asset retirement obligations (“AROs”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and re-vegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted to its present value using a credit-adjusted risk-free rate.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2008	$515.6
Liabilities incurred	50.0
Liabilities settled	(44.2)
Accretion expense	14.5
Revisions in estimated cash flows for operating facilities	22.0

Total asset retirement obligation, November 30, 2008	557.9
Less current portion	107.9

Non-current asset retirement obligation	$450.0

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

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Service cost	$1.1	$1.7	$2.2	$3.4
Interest cost	9.1	7.9	18.2	15.8
Expected return on plan assets	(9.6)	(9.3)	(19.2)	(18.6)

Net periodic cost	$0.6	$0.3	$1.2	$0.6

	Post-retirement Benefit Plans
	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.6	1.6	3.2	3.2

Net periodic cost	$1.8	$1.8	$3.6	$3.6

Based on an actuarial assessment, our minimum required contributions for fiscal 2009 were estimated at $20.3 million for our pension plans and $11.4 million for our other post-retirement benefit plans. However, during the six months ended November 30, 2008, in order to improve our funding levels with the intention to fully fund our U.S. pension plans, we made contributions of $57.8 million to our U.S. pension plans and $2.8 million to our post-retirement benefit plans, respectively. During the six months ended November 30, 2007, we contributed $10.0 million to our pension plans and $2.6 million to our post-retirement benefit plans, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $29.1 million and $22.8 million at November 30, 2008 and May 31, 2008, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters.

Hutchinson, Kansas Sinkhole. In January 2005, a 210-foot diameter sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. Subsequent to this event, KDHE requested that we investigate the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. In response to this request, with KDHE approval, we conducted sonar and geophysical assessments of five former wells in May and June, 2008. We met with KDHE in October 2008 to discuss the testing results and proposed measures to address risks presented by the former wells. In November 2008, we submitted a proposed agreement to KDHE and the City of Hutchinson to memorialize the proposed measures to address risks presented by the former wells and are awaiting a response. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE does not accept our proposed measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have established accruals to address the estimated cost of implementing the related consent orders at our Bartow, Green Bay, Faustina and Uncle Sam facilities and the estimated fees that will be incurred defending against the NOVs discussed above. We cannot at this stage of the discussions predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have a material effect on our business or financial condition.

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the EPA and DOJ at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride (the “NESHAP”) at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

EPA EPCRA Initiative. The DOJ sent a letter dated July 28, 2008 to major U.S. phosphoric acid manufacturers, including us, stating that the EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (“EPCRA”) at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our AROs, which are discussed in Note 11 of our Consolidated Financial Statements. In contrast, the financial assurance requirements in Florida and Louisiana are based on the undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

In February 2005, the Florida Environmental Regulation Commission approved certain modifications to the financial assurance rules for the closure and long-term care of phosphogypsum management systems in Florida that impose financial assurance requirements which are more stringent than prior rules, including the requirement that the closure cost estimates include the cost of treating process water to Florida water quality standards. In light of the burden that would have been associated with meeting the new requirements at that time, in April 2005 we entered into a consent agreement with the Florida Department of Environmental Protection (“FDEP”) that allows us to comply with alternate financial tests until the consent agreement expires (May 31, 2009, unless extended), at which time we will be required to comply with the new rules. Although there can be no assurance that we will be able to comply with the revised rules during or upon the expiration of the consent agreement, assuming we maintain our current levels of liquidity and capital resources, we do not expect that compliance will have a material effect on our results of operations, liquidity or capital resources.

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (“LDEQ”), we requested an exemption, proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our request for an exemption in May 2006. We continue to pursue discussions with LDEQ including in the context of discussions with the DOJ and EPA regarding financial assurance as part of the EPA RCRA Initiative discussed above. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, which may include surety bonds, letters of credit and cash escrows or a combination thereof, currently in an amount of approximately $142.3 million, or (iii) enter into a compliance order with the agency. Assuming we maintain our current levels of liquidity and capital resources, we do not expect that compliance with current or alternative requirements will have a material effect on our results of operations, liquidity or capital resources.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. Following administrative challenges by certain counties and other plaintiffs, the permit was issued in June 2006. In December 2007, the Manatee County Planning Commission, upon a recommendation in a report of the Manatee County staff, voted to recommend that the Board of County Commissioners deny authorizations required from Manatee County. The Manatee County Board of County Commissioners (the “Manatee County Board”) voted on September 16, 2008 to deny the authorizations. On September 29, 2008, we submitted a notice to the Manatee County Board of a claim under Florida’s Bert J. Harris, Jr., Private Property Rights Protection Act (the “Bert Harris Act”). Our claim under the Bert Harris Act is for approximately $618 million for 6.2 million tons of phosphate reserves that have been blocked from mining by the decision of the Manatee County Board. The Bert Harris Act protects the rights of large and small private property owners to make use of their land, and provides that while those rights can be prudently regulated by governmental agencies, private property owners’ rights

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cannot be inordinately burdened. The Manatee County Board voted on December 16, 2008 to make an offer of settlement to us on acceptable terms, and a settlement agreement was executed with Manatee County on December 19, 2008. A further vote by the Manatee County Board is required following public hearings to address the merits of each of the four required approvals. We anticipate that Manatee County will grant us full approval to mine the Altman Extension.

In addition, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit for the Altman Extension in May 2008. The Sierra Club sued the Corps in the United States District Court for the Middle District of Florida seeking to impede our ability to mine the Altman Extension. In October 2008, the Corps suspended the permit. The Corps is further reviewing the permit application. We are furnishing additional information to the Corps in response to its request and have been working with the Corps in an effort to have the permit reinstated. The court has granted the Sierra Club and the Corps a stay of the lawsuit pending re-issuance of the permit. We have moved to intervene in the lawsuit. We expect that the federal wetlands permit will be reinstated and ultimately upheld and that we will be able to mine the tract as allowed by state and federal law.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade Mine in central Florida straddle the county line between Polk and Hardee Counties. Mining has occurred and will continue in Polk County. We have applied to extend the mine into Hardee County. The FDEP issued a Notice of Intent to issue the environmental resources permit on June 30, 2008. Lee County and Sarasota County challenged the permit. On December 18, 2008, a state ALJ issued an order recommending that the FDEP issue the necessary permits for us to mine the Hardee County extension of the South Fort Meade Mine. The ALJ found for us on every issue in the case. We anticipate that the Secretary of the FDEP will issue the permits in early February. Lee and Sarasota Counties may challenge issuance of the permits; however, under a recent change in Florida law they are not entitled to an automatic stay of mining pending an appeal, so any appeal should not delay mining from a state perspective. We are still awaiting the Corps wetlands permit.

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

IMC Salt Litigation

In August 2001, Madison Dearborn Partners, LLC (“MDP”) filed a lawsuit, Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings), in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a three page non-binding letter of intent for the sale of a salt business to MDP. Mosaic Global Holdings sold the salt business to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price at which Mosaic Global Holdings ultimately sold the salt business, plus lost profits of the business. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. In April 2005, MDP amended its complaint to add a new claim for fraud in addition to the existing breach of contract and promissory estoppel claims. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period under the non-binding letter of intent. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the trial, the judge granted Mosaic Global Holdings’ motion for a directed verdict on the fraud claim. On April 11, 2007, the judge ruled in our favor on the promissory estoppel claim and in favor of MDP on the breach of contract claim, awarding MDP approximately $1.9 million in damages. We appealed the liability finding on the breach of contract claim and MDP appealed the partial summary judgment described above limiting the amount of damages that the plaintiff may recover. On December 19, 2008, the Appellate Court of Illinois, First Judicial District, affirmed in its entirety the decision of the Circuit Court of Cook County. It is possible that MDP may appeal the appellate court’s ruling to the Illinois Supreme Court.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States during the period July 1, 2003 through the dates of the respective complaints (the “Class Period”). The defendants in the October 2, 2008 Case also include a number of unnamed alleged co-conspirators. Each complaint was filed on behalf of the named plaintiff and a purported class of all persons who purchased potash in the United States directly from the defendants during the Class Period. The complaints generally allege, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

On September 15, 2008, separate complaints were filed in the United States District Court for the Northern District of Illinois by Gordon Tillman (the “Tillman Case”); Feyh Farm Co. and William H. Coaker Jr. (the “Feyh Farm Case”); and Kevin Gillespie (the “Gillespie Case;” the Tillman Case and the Feyh Farm Case together with the Gillespie case being collectively referred to as the “September 15, 2008 Cases;” and the Direct Purchaser Cases together with the September 15, 2008 Cases being collectively referred to as the “Potash Antitrust Cases”). The defendants in the September 15, 2008 Cases are the same as those in the September 11, 2008 Cases, and the plaintiffs’ allegations in the September 15, 2008 Cases are substantially identical to those summarized above with respect to the Direct Purchaser Cases.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All of the Potash Antitrust Cases have now been consolidated in the United States District Court for Northern Illinois.

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

14. Comprehensive Income

Components of comprehensive income were as follows:

	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Net earnings	$959.8	$394.0	$2,144.5	$699.5
Foreign currency translation adjustment	(761.1)	213.0	(1,024.2)	249.4
SFAS 158 adjustments	0.3	9.6	24.3	9.6

Total comprehensive income	$199.0	$616.6	$1,144.6	$958.5

15. Stockholders’ Equity

On each of July 15, 2008 and October 9, 2008, we announced that our Board of Directors declared a quarterly dividend of $0.05 per share of our common stock. The first dividend, totaling $22.2 million, was paid on August 21, 2008 to shareholders of record as of the close of business on August 7, 2008. The second dividend, totaling $22.2 million, was paid on November 20, 2008 to shareholders of record as of the close of business on November 6, 2008.

On December 11, 2008, our Board of Directors declared a quarterly dividend of $0.05 per share of our common stock. The dividend is payable February 19, 2009 to shareholders of record as of the close of business on February 5, 2009.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use forward purchase contracts, forward freight agreements, swaps and three-way collars to reduce the risk related to significant changes in our input prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce our risk and variability.

Our foreign currency exchange contracts, commodities contracts, and freight contracts do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); therefore, unrealized gains and losses are recorded in the Consolidated Statements of Earnings. Unrealized (gains) and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized (gain) or loss used to hedge changes in our financial position is included in foreign currency transaction (gains) losses in the Consolidated Statements of Earnings.

Below is a table that shows our derivative unrealized (gains) losses related to foreign currency exchange, commodities, and freight contracts:

	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
(Gain) loss on foreign currency exchange contracts included in cost of goods sold	$(9.2)	$4.0	$(4.8)	$10.2
Loss (gain) on commodities contracts in cost of goods sold	24.6	(3.7)	128.0	19.5
Loss on freight contracts included in cost of goods sold	4.8	1.4	11.7	2.3
Foreign currency exchange contracts included in foreign currency transaction (gain) loss	(11.8)	8.7	(9.4)	12.4

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	November 30, 2008
(in millions)	Total	Level 1	Level 2	Level 3
Foreign currency derivatives	$17.8	$14.9	$2.9	$—
Commodity derivatives	2.2	—	2.2	—
Freight derivatives	4.1	—	4.1	—

Total assets at fair value	$24.1	$14.9	$9.2	$—

Commodity derivatives	$(87.0)	—	(87.0)	—
Freight derivatives	(6.3)	—	—	(6.3)

Total liabilities at fair value	$(93.3)	$—	$(87.0)	$(6.3)

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheet at fair value on a recurring basis:

Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within one year. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction (gain) loss.

Commodity Derivatives—The commodity contracts relate to natural gas, urea, ammonia and DAP. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. The urea, ammonia and DAP contracts settle using exchange-quoted prices. Quoted market prices are used to determine the fair value of these instruments; however, the markets for these commodities are thinly traded exchanges and are not considered to create a liquid market in which quoted prices are readily available and we therefore classify these contracts in Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

Freight Derivatives—The freight derivatives that we currently use are forward freight agreements. We estimate fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker quotations. Therefore, these contracts are classified in Level 2. Certain ocean freight derivatives are traded in less active markets with less availability of pricing information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

The following table provides a reconciliation of changes in our Consolidated Balance Sheet for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of some of our ocean freight derivatives.

(in millions)	Freight Derivatives
Fair value, June 1, 2008	$8.6
Total gains and (losses), realized and unrealized, included in cost of goods sold	(14.9)
Purchases, issuances, settlements	—
Transfers in/out of Level 3	—

Fair value, November 30, 2008	$(6.3)

18. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of November 30, 2008, Cargill and certain of its subsidiaries owned approximately 64.3% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2008 the net amount due from Cargill and its affiliates related to these transactions totaled $8.3 million. At May 31, 2008, the net amount due from Cargill and its affiliates was $12.4 million.

Cargill made no equity contributions during the six months ended November 30, 2008 and $4.6 million during fiscal year 2008.

The Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Transactions with Cargill and affiliates included in net sales	$81.5	$56.1	$235.0	$115.2
Transactions with Cargill and affiliates included in cost of goods sold	41.2	81.0	124.7	145.1
Payments to Cargill and affiliates included in selling, general and administrative expenses	3.1	4.1	6.5	8.0
Interest expense (income) received from Cargill and affiliates	0.1	(0.6)	0.3	(1.1)

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of November 30, 2008 and May 31, 2008, the net amount due from our non-consolidated companies totaled $390.2 million and $191.4 million, respectively.

The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Transactions with non-consolidated companies included in net sales	$475.6	$137.1	$1,025.1	$284.5
Transactions with non-consolidated companies included in cost of goods sold	115.4	87.0	340.2	166.8

19. Sale of Equity Investment

We had a 50% interest in Saskferco Products Limited Partnership (the “Partnership”) and its wholly-owned subsidiary Saskferco, a Saskatchewan, Canada-based producer of nitrogen fertilizer and feed ingredient products. On October 1, 2008, the Partnership and its partners sold their interests in Saskferco for gross proceeds of $1.5 billion, of which we received half. The carrying value for our investment in Saskferco prior to the sale was $63.2 million. The sale resulted in a pre-tax gain of $673.4 million in the second quarter of fiscal 2009, which was recorded as a separate line item in non-operating income in our Consolidated Statements of Earnings. Related to this transaction, a $214.5 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States was recorded. We do not anticipate this deferred tax liability to have a cash tax impact in the foreseeable future.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eliminations and Other segment primarily represents activities associated with our Nitrogen distribution business, unallocated corporate office activities and eliminations. All intersegment sales are eliminated within the Corporate, Eliminations and Other segment. Segment information was as follows:

(in millions)	Phosphates	Potash	Offshore	Corporate, Eliminations and Other	Total
Three months ended November 30, 2008
Net sales to external customers	$1,461.2	$960.6	$559.2	$25.5	$3,006.5
Intersegment net sales	289.7	12.6	3.2	(305.5)	—

Net sales	1,750.9	973.2	562.4	(280.0)	3,006.5
Gross margin	298.2	574.9	(95.2)	(4.2)	773.7
Operating earnings (loss)	258.8	547.5	(120.1)	(4.2)	682.0
Capital expenditures	121.5	93.0	6.7	2.0	223.2
Depreciation, depletion and amortization	52.7	30.2	3.9	2.6	89.4
Equity in net (loss) earnings of non-consolidated companies	(0.8)	—	22.8	6.7	28.7

Three months ended November 30, 2007
Net sales to external customers	$1,106.4	$415.4	$641.3	$32.3	$2,195.4
Intersegment net sales	124.4	16.2	3.0	(143.6)	—

Net sales	1,230.8	431.6	644.3	(111.3)	2,195.4
Gross margin	397.6	175.2	50.1	0.2	623.1
Restructuring loss	10.3	—	—	—	10.3
Operating earnings (loss)	346.8	161.2	25.7	(4.1)	529.6
Capital expenditures	31.1	43.2	3.3	1.5	79.1
Depreciation, depletion and amortization	47.5	30.1	4.5	2.4	84.5
Equity in net earnings of non-consolidated companies	0.7	—	20.8	24.0	45.5

Six months ended November 30, 2008
Net sales to external customers	$3,742.6	$1,914.4	$1,605.5	$66.5	$7,329.0
Intersegment net sales	601.1	35.2	4.9	(641.2)	—

Net sales	4,343.7	1,949.6	1,610.4	(574.7)	7,329.0
Gross margin	1,303.9	1,078.1	85.4	(45.1)	2,422.3
Operating earnings (loss)	1,209.6	1,025.3	38.9	(42.9)	2,230.9
Capital expenditures	223.7	171.7	12.2	2.5	410.1
Depreciation, depletion and amortization	101.1	62.1	8.8	5.1	177.1
Equity in net earnings of non-consolidated companies	0.1	—	56.1	32.3	88.5

Six months ended November 30, 2007
Net sales to external customers	$2,198.2	$811.6	$1,137.1	$51.8	$4,198.7
Intersegment net sales	215.1	31.8	4.7	(251.6)	—

Net sales	2,413.3	843.4	1,141.8	(199.8)	4,198.7
Gross margin	751.1	301.8	101.2	(9.2)	1,144.9
Restructuring loss	10.3	—	—	—	10.3
Operating earnings (loss)	657.0	271.4	55.8	(5.0)	979.2
Capital expenditures	77.8	72.1	9.8	1.5	161.2
Depreciation, depletion and amortization	94.7	58.8	8.5	4.7	166.7
Equity in net earnings of non-consolidated companies	1.7	—	34.8	20.8	57.3

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended November 30		Six months ended November 30
(in millions)	2008	2007	2008	2007
Net sales(a):
India	$751.9	$458.6	$1,771.4	$877.9
Brazil	309.2	404.1	1,065.7	738.4
Canpotex(b)	467.8	123.4	1,003.9	264.2
Canada	165.7	114.0	336.3	189.8
Japan	109.1	52.5	183.6	81.8
Argentina	84.8	68.9	174.4	172.8
Australia	57.4	37.5	152.8	38.7
Chile	74.3	60.5	149.8	115.4
Mexico	19.9	38.6	92.7	74.9
Colombia	31.3	30.8	89.1	62.2
Thailand	34.0	30.3	82.8	56.1
China	13.4	22.1	50.8	39.2
Other	27.4	67.6	155.3	142.4

Total non-US countries	2,146.2	1,508.9	5,308.6	2,853.8
United States	860.3	686.5	2,020.4	1,344.9

Consolidated	$3,006.5	$2,195.4	$7,329.0	$4,198.7

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2008 and 2007:

(dollars in millions, except per share data)	Three months ended November 30		2008-2007		Six months ended November 30		2008-2007
	2008	2007	Change	Percent	2008	2007	Change	Percent
Net sales	$3,006.5	$2,195.4	$811.1	37%	$7,329.0	$4,198.7	$3,130.3	75%
Cost of goods sold	1,939.3	1,572.3	367.0	23%	4,613.2	3,053.8	1,559.4	51%
Lower of cost or market write-down	293.5	—	293.5	NM	293.5	—	293.5	NM

Gross margin	773.7	623.1	150.6	24%	2,422.3	1,144.9	1,277.4	112%
Gross margin percentage	25.7%	28.4%			33.1%	27.3%
Selling, general and administrative expenses	76.8	79.8	(3.0)	(4%)	166.8	146.4	20.4	14%
Restructuring loss	—	10.3	(10.3)	NM	—	10.3	(10.3)	NM
Other operating expense	14.9	3.4	11.5	338%	24.6	9.0	15.6	173%

Operating earnings	682.0	529.6	152.4	29%	2,230.9	979.2	1,251.7	128%
Interest expense, net	8.3	25.5	(17.2)	(67%)	18.9	59.5	(40.6)	NM
Foreign currency transaction (gain) loss	(32.3)	52.4	(84.7)	NM	(119.0)	71.8	(190.8)	NM
Gain on sale of equity investment	(673.4)	—	(673.4)	NM	(673.4)	—	(673.4)	NM
Other income	(4.4)	(1.2)	(3.2)	267%	(5.9)	(1.2)	(4.7)	392%

Earnings from consolidated companies before income taxes	1,383.8	452.9	930.9	206%	3,010.3	849.1	2,161.2	255%
Provision for income taxes	451.2	100.9	350.3	347%	948.9	201.7	747.2	370%

Earnings from consolidated companies	932.6	352.0	580.6	165%	2,061.4	647.4	1,414.0	218%
Equity in net earnings of non-consolidated companies	28.7	45.5	(16.8)	(37%)	88.5	57.3	31.2	54%
Minority interests in net earnings of consolidated companies	(1.5)	(3.5)	2.0	(57%)	(5.4)	(5.2)	(0.2)	4%

Net earnings	$959.8	$394.0	$565.8	144%	$2,144.5	$699.5	$1,445.0	207%

Diluted net earnings per share	$2.15	$0.89	$1.26	142%	$4.81	$1.57	$3.24	206%
Diluted weighted average number of shares outstanding (in millions)	446.1	445.0			446.3	444.5

Overview of Consolidated Results for the three months ended November 30, 2008 and 2007

Our net earnings for the fiscal 2009 second quarter ended November 30, 2008 were $959.8 million, or $2.15 per diluted share, compared with net earnings of $394.0 million, or $0.89 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

The increase in our net earnings in the second quarter of fiscal 2009 compared with a year ago was primarily the result of increased selling prices and a $673.4 million pre-tax gain on the sale of Saskferco, which more than offset the impact of lower sales volumes and lower of cost or market inventory write-downs, as the demand momentum for crop nutrients slowed in the second quarter of fiscal 2009.

•

The strong agricultural fundamentals that underpinned increased global demand and increases in the market prices for crop nutrients over the past year and a half through the first quarter of fiscal 2009 were driven by increasing world population, improving household incomes and increasing demand for protein-rich foods, particularly in developing regions such as China, India and Latin America, as well as the emergence of the biofuels industry. Record global production of grains and oilseeds the past two years has not improved the ratio of grain and oilseed stocks to use from one of the lowest levels since the mid-1970’s.

•

During the second quarter of fiscal 2009, however, market conditions deteriorated. This was due to among other factors, lower grain and oilseed prices, a late North American harvest, a build-up of inventories in the crop nutrients distribution channels, the global economic slowdown and a reduction in availability of credit to farmers in certain countries, including Brazil. These market conditions and rapidly declining raw material costs caused phosphate selling prices to decline sharply toward the end of the fiscal 2009 second quarter.

•

Any prolonged reduction of crop nutrients application will result in lower grain and oilseed crop yields. Despite the current weakness in crop nutrient demand, we believe that in the longer term resurgence in crop nutrient demand is necessary if global agriculture is to replenish depleted grain and oilseed stocks while at the same time meeting an increasing global demand for food and fuel.

•

Declining selling prices for primarily phosphates, caused in part by rapidly declining raw material costs, as well as other factors discussed above, required us to record lower of cost or market inventory write-downs in the second quarter of fiscal 2009, principally in our Phosphate and Offshore segments. These lower of cost or market write-downs, which totaled $293.5 million in the second quarter of fiscal 2009, were necessary because the carrying cost of certain ending inventories exceeded our estimates of future selling prices less reasonably predictable selling costs.

•

During the second quarter of fiscal 2009, we were unable to realize the full benefit of the declining market prices for sulfur and ammonia in our Phosphate segment’s results because our inventories included sulfur and ammonia purchased before the significant price declines. Due to our ending inventories of concentrated phosphates and raw materials, and our previous sulfur and ammonia purchase commitments, cost of goods sold will reflect sulfur and ammonia costs above current spot prices in the second half of fiscal 2009.

•

Our average selling price for diammonium phosphate fertilizer (“DAP”) increased 160% to $1,083 per tonne in the second quarter of fiscal 2009 from $417 per tonne in the same period last year. Our average selling price benefited from a significant portion of our sales occurring in the early part of the quarter before sales prices began to decline.

•

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients decreased 46% to 1.2 million tonnes for the second quarter of fiscal 2009 from 2.3 million tonnes in the same period last year.

•

Our potash gross margin nearly tripled as our average muriate of potash (“MOP”) selling price increased to $529 per tonne in the second quarter of fiscal 2009 from $174 per tonne in the same period last year.

•	Potash sales volumes decreased 15% to 1.7 million tonnes for the second quarter of fiscal 2009 from 2.0 million tonnes in the same period last year.

•

Cost of goods sold in our Phosphate segment increased primarily as a result of significantly higher raw material costs and higher fixed cost absorption due to lower operating rates. Sulfur and ammonia raw material costs for our Phosphates segment significantly increased compared with the same period last year for the reasons noted above. Our average purchase price for sulfur increased to $488 per long ton in the second quarter of fiscal 2009 from $100 in the same period of fiscal 2008. Our average purchase price for ammonia in central Florida increased to $810 per tonne in the second quarter of fiscal 2009 from $316 in the same period of fiscal 2008.

•

Cost of goods sold in our Potash segment increased primarily as a result of significantly higher Canadian resource taxes and royalties and increased costs for resources including steel, reagents and labor for routine maintenance.

•	A foreign currency transaction gain of $32.3 million was recorded in the second quarter of fiscal 2009 compared with a $52.4 million loss in the second quarter of fiscal 2008.

•

Income tax expense was $451.2 million resulting in an effective tax rate of 32.6% for the second quarter of fiscal 2009, compared to income tax expense of $100.9 million or an effective tax rate of 22.3% in the second quarter of fiscal 2008.

•

As of November 30, 2008 we had cash and cash equivalents of $2.8 billion, which increased $600 million from a balance of $2.2 billion at August 31, 2008 primarily as a result of proceeds from the sale of Saskferco.

Overview of Consolidated Results for the six months ended November 30, 2008 and 2007

Our net earnings for the first six months of fiscal 2009 were $2.1 billion, or $4.81 per diluted share, compared with net earnings of $699.5 million, or $1.57 per diluted share, for the same period a year ago. The significant factors that affected our six months ended November 30, 2008 results of operations and financial condition are the increases in crop nutrient prices in the first quarter of fiscal 2009 and the factors that affected our second quarter fiscal 2009 results of operations and financial condition listed above. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Our average selling price for DAP increased 152% to $1,041 per tonne in the first six months of fiscal 2009 from $413 per tonne in the same period last year.

•

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients decreased 27% to 3.3 million tonnes for the first six months of fiscal 2009 from 4.5 million tonnes in the same period last year.

•	Our average MOP selling price increased to $508 per tonne in the first six months of fiscal 2009 from $168 per tonne in the same period last year.

•	Potash sales volumes decreased 12% to 3.6 million tonnes for the first six months of fiscal 2009 from 4.1 million tonnes in the same period last year.

•	As noted above, we recorded lower of cost or market inventory write-downs in the second quarter of fiscal 2009 in our Phosphate and Offshore segments.

•

Cost of goods sold in our Phosphate segment increased primarily as a result of significantly higher raw material costs. Sulfur and ammonia raw material costs for our Phosphates segment significantly increased. Our average purchase price for sulfur increased to $538 per long ton in the first six months of fiscal 2009 from $87 in the same period of fiscal 2008. Our average purchase price for ammonia in central Florida increased $669 per tonne in the first six months of fiscal 2009 from $321 in the same period of fiscal 2008.

•

Cost of goods sold in our Potash segment increased primarily as a result of significantly higher Canadian resource taxes and royalties and increased costs for resources including steel, reagents and labor for routine maintenance.

•

Our gross margins were impacted by net unrealized mark-to-market derivative losses of $134.9 million for the six months of fiscal 2009 (primarily related to natural gas derivatives) compared with net unrealized mark-to-market derivative losses of $32.0 million for the same period a year ago.

•	A foreign currency transaction gain of $119.0 million was recorded in the first six months of fiscal 2009 compared with a $71.8 million loss for the same period a year ago.

•

Income tax expense was $948.9 million resulting in an effective tax rate of 31.5% for the first six months of fiscal 2009, compared to income tax expense of $201.7 million or an effective tax rate of 23.8% a year ago.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume, selling price and purchase price:

(dollars in millions, except price per tonne or unit)	Three months ended November 30		2008-2007		Six months ended November 30		2008-2007
	2008	2007	Change	Percent	2008	2007	Change	Percent
Net sales:
North America	$529.8	$489.7	$40.1	8%	$1,440.1	$968.2	$471.9	49%
International	1,221.1	741.1	480.0	65%	2,903.6	1,445.1	1,458.5	101%

Total	1,750.9	1,230.8	520.1	42%	4,343.7	2,413.3	1,930.4	80%
Cost of goods sold	1,239.5	833.2	406.3	49%	2,826.6	1,662.2	1,164.4	70%
Lower of cost or market write-down	213.2	—	213.2	NM	213.2	—	213.2	NM

Gross margin	$298.2	$397.6	$(99.4)	(25%)	$1,303.9	$751.1	$552.8	74%

Gross margin as a percent of net sales	17.0%	32.3%			30.0%	31.1%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	366	845	(479)	(57%)	1,145	1,747	(602)	(34%)
International	740	1,201	(461)	(38%)	1,878	2,342	(464)	(20%)

Total	1,106	2,046	(940)	(46%)	3,023	4,089	(1,066)	(26%)
Feed Phosphates	126	234	(108)	(46%)	300	434	(134)	(31%)

Total	1,232	2,280	(1,048)	(46%)	3,323	4,523	(1,200)	(27%)

Average selling price per tonne:
DAP (FOB plant)	$1,083	$417	$666	160%	$1,041	$413	$628	152%
Average purchase price paid per unit:
Ammonia (metric tonne)(Central Florida)	$810	$316	$494	156%	$669	$321	$348	108%
Sulfur (long ton)	488	100	388	388%	538	87	451	518%

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended November 30, 2008 and 2007

Phosphate’s net sales increased to $1.8 billion or 42% in the second quarter of fiscal 2009, as a result of a significant increase in phosphate selling prices which more than offset a 46% decline in sales volumes. Current order levels indicate weak sales volumes at least through the third quarter of fiscal 2009.

Our average DAP price was $1,083 per tonne in the second quarter of fiscal 2009, an increase of $666 per tonne or 160% compared with the same period last year. Following the strong increases of the past year, the market DAP selling price declined sharply toward the end of the second quarter of fiscal 2009. This is due to the combined effects of several factors previously described. Market prices for DAP have continued to decline significantly into our fiscal 2009 third quarter.

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients decreased 46% to 1.2 million tonnes for the second quarter of fiscal 2009. Phosphate crop nutrients volumes to North America and International decreased approximately 57% and 38%, respectively, due to the factors described above. Feed phosphate sales volumes declined approximately 46% due to weak economics in the livestock industry and customers switching to lower cost substitutes along with reasons similar to those noted above for concentrated phosphate crop nutrients.

Gross margin as a percentage of net sales was 17% in the second quarter of fiscal 2009 compared to 32% of net sales in the same period of fiscal 2008. The decrease in gross margin as a percentage of net sales was primarily due to significantly higher sulfur and ammonia raw material costs, a lower of cost or market inventory write-down, higher fixed cost absorption due to lower operating rates and net unrealized mark-to-market derivative losses, partially offset by the effect of higher selling prices.

Our average purchase price for sulfur increased to $488 per long ton in the second quarter of fiscal 2009 from $100 in the same period of fiscal 2008. Our average purchase price for ammonia in central Florida increased to $810 per tonne in the second quarter of fiscal 2009 from $316 in the same period of fiscal 2008. Due to our ending inventories of concentrated phosphates and raw materials, and our previous sulfur and ammonia purchase commitments, cost of goods sold will reflect sulfur and ammonia costs above current spot prices in the second half of fiscal 2009.

We recorded a lower of cost or market inventory write-down of $213.2 million in the second quarter because the carrying cost of ending phosphate inventories, which included higher sulfur and ammonia costs, exceeded our current estimates of future selling prices less reasonably predictable selling costs.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate crop nutrients outside of the U.S. for us and its other member. Included in our second quarter results in fiscal 2009 is PhosChem revenue from sales for its other members of $323.7 million, compared to $144.6 million for the second quarter in fiscal 2008.

Phosphates’ production of dry concentrates decreased to 1.3 million tonnes for the second quarter of fiscal 2009 compared with 2.0 million tonnes for the same period last year. We previously announced a reduction of phosphate production of 1.0 million tonnes through December 2008 in response to a build-up of inventories in crop nutrients distribution channels and a decline in demand. We are planning to reduce phosphate production by an additional 1.0 million tonnes through fiscal 2009 if current market conditions continue slower than normal. As a result, second half of fiscal 2009 Phosphates sales volume will be below year ago levels.

Six months ended November 30, 2008 and 2007

Phosphate’s net sales increased to $4.3 billion or 80% in the first six months of fiscal 2009, as a result of a significant increase in phosphate selling prices, partially offset by a 27% decline in sales volumes. The average price of DAP increased to $1,041 per tonne, an increase of $628 per tonne compared with the same period in the prior fiscal year. PhosChem revenue from sales for its other members was $612.6 million in the first six months of fiscal 2009 compared with $282.1 million for the first six months of fiscal 2008.

Gross margin as a percentage of net sales decreased slightly to 30% in the first six months of fiscal 2009 from 31% for the same period in fiscal 2008. The decrease in gross margin was primarily a result of significantly higher sulfur and ammonia raw material costs, the lower of cost or market inventory write-down, and higher fixed cost absorption due to lower operating rates despite increased selling prices in the second quarter of fiscal 2009. In addition, Phosphates had unrealized mark-to-market losses on derivatives (primarily natural gas) of $102.6 million for the six months ended in fiscal 2009 compared with net losses of $12.2 million for the six months ended in fiscal 2008.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and selling price:

(dollars in millions, except price per tonne or unit)	Three months ended November 30		2008-2007		Six months ended November 30		2008-2007
	2008	2007	Change	Percent	2008	2007	Change	Percent
Net sales:
North America	$471.7	$280.1	$191.6	68%	$851.4	$516.5	$334.9	65%
International	501.5	151.5	350.0	231%	1,098.2	326.9	771.3	236%

Total	973.2	431.6	541.6	125%	1,949.6	843.4	1,106.2	131%
Cost of goods sold	398.3	256.4	141.9	55%	871.5	541.6	329.9	61%

Gross margin	$574.9	$175.2	$399.7	228%	$1,078.1	$301.8	$776.3	257%

Gross margin as a percent of net sales	59.1%	40.6%			55.3%	35.8%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	524	789	(265)	(34%)	1,070	1,578	(508)	(32%)
International	921	948	(27)	(3%)	2,011	2,018	(7)	(0%)

Total	1,445	1,737	(292)	(17%)	3,081	3,596	(515)	(14%)
Non-agricultural	277	279	(2)	(1%)	538	504	34	7%

Total(b)	1,722	2,016	(294)	(15%)	3,619	4,100	(481)	(12%)

Average selling price per tonne:
MOP (FOB Plant)	$529	$174	$355	204%	$508	$168	$340	202%
K-Mag® (FOB Plant)	$318	$132	$186	141%	$299	$125	$174	139%

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)

Includes sales volumes (in thousands of metric tonnes) of 125 tonnes and 334 tonnes of K-Mag® for the three and six months ended November 30, 2008, respectively, and 167 tonnes and 354 tonnes of K-Mag® for the three and six months ended November 30, 2007, respectively.

Three months ended November 30, 2008 and 2007

Potash net sales were $973.2 million in the second quarter of fiscal 2009 compared to $431.6 million in the same period of fiscal 2008. The net sales increase of 125% in the second quarter of fiscal 2009 resulted from higher selling prices. Sales volumes declined by 15% in the quarter, initially due to inventory constraints and later in the quarter due to the demand slow-down. North American crop nutrients’ sales volumes decreased approximately 34% primarily due to the factors previously noted. Sales volumes remain weak into the third quarter of fiscal 2009.

We sell two primary potash crop nutrient products, MOP and K-Mag®, a specialty product. Our average MOP selling price was $529 per tonne in the second quarter of fiscal 2009, an increase of $355 per tonne compared with the same period last year. Our average K-Mag® selling price of $318 per tonne in the second quarter of fiscal 2009 increased $186 per tonne compared with the same period in fiscal 2008. Like other crop nutrients, the demand momentum for potash slowed into our fiscal 2009 third quarter. Prices to non-agricultural customers generally are based on long-term contracts at prices which are below our average MOP selling price.

Potash gross margin as a percentage of net sales increased significantly to 59% in the second quarter of fiscal 2009 compared to 41% in the same period in fiscal 2008. Gross margin as a percentage of net sales increased primarily as a result of the higher selling prices partially offset by significantly higher Canadian resource taxes, the decline in sales volumes and increased costs for resources, including steel, reagents and labor for routine maintenance. In the second quarter of fiscal 2009, Canadian resource tax and royalties expense was $142.0 million compared with $34.1 million in the same period a year ago. The significant increase in Canadian resource taxes and royalties is a result of our increased profitability and the increase in potash selling prices compared with the year ago quarter.

Potash production was 2.0 million tonnes and 1.9 million tonnes for the three months ended November 31, 2008 and 2007, respectively. We are planning to reduce potash production up to 1.0 million tonnes during the second half of fiscal 2009. As a result, Potash sales volumes in the second half of fiscal 2009 are expected to be below the prior year level.

Six months ended November 30, 2008 and 2007

Potash’s net sales increased 131% in the first six months of fiscal 2009 compared to fiscal 2008 primarily due to increased selling prices, partially offset by a 12% reduction in sales volumes. Potash sales volumes decreased to 3.6 million tonnes in the first six months of fiscal 2009 compared with 4.1 million tonnes a year ago, as a result of lower beginning inventory levels available to meet customer demand during the first quarter of fiscal 2009 and decreased North American crop nutrient demand in the fiscal 2009 second quarter as a result of the factors previously noted.

Our average MOP selling price was $508 per tonne in the first six months of fiscal 2009, an increase of $340 per tonne compared with the same period in the prior fiscal year. Our average K-Mag® selling price was $299 per tonne in the first six months of fiscal 2009, an increase of $174 per tonne, compared with the same in the prior fiscal year. The increased selling prices were due to stronger demand in the first quarter and first part of the fiscal 2009 second quarter.

Potash gross margin as a percent of net sales increased to 55% in the first six months of fiscal 2009 from 36% in the same period in fiscal 2008. The increase in gross margin as a percentage of net sales was primarily the result of higher selling prices, partially offset by a significant increase in Canadian resource taxes and royalties. In the first six months of fiscal 2009, Canadian resource tax and royalties expense was $311.3 million compared with $70.7 million in the same period a year ago. The improvement was also partially offset by net unrealized mark-to-market losses (primarily on natural gas derivatives) of $42.7 million for the first six months of fiscal 2009 compared with a net gain of $18.2 million for the same period a year ago.

Potash production increased to 4.0 million tonnes in the first six months of fiscal 2009 compared to 3.7 million tonnes during the same period a year ago.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, and gross margin as a percentage of net sales:

	Three months ended November 30		2008-2007		Six months ended November 30		2008-2007
(in millions)	2008	2007	Change	Percent	2008	2007	Change	Percent
Net sales	$562.4	$644.3	$(81.9)	(13%)	$1,610.4	$1,141.8	$468.6	41%
Cost of goods sold	508.3	594.2	(85.9)	(14%)	1,375.7	1,040.6	335.1	32%
Lower of cost or market write-down(a)	149.3	—	149.3	NM	149.3	—	149.3	NM

Gross margin	$(95.2)	$50.1	$(145.3)	(290%)	$85.4	$101.2	$(15.8)	(16%)

Gross margin as a percent of net sales	-16.9%	7.8%			5.3%	8.9%

(a)	The Offshore segment impact of lower of cost or market inventory write-downs was $149.3 million; however, the consolidated impact was $74.5 million as some of the product was purchased from the Phosphates segment. The $74.8 million intercompany amount was eliminated and included in our Corporate, Eliminations, and Other segment. In addition, the Corporate, Eliminations and Other segment includes a $5.8 million lower of cost or market inventory write-down related to nitrogen products.

Three months ended November 30, 2008 and 2007

Offshore net sales decreased to $562.4 million or 13% in the second quarter of fiscal 2009 compared with the same period in fiscal 2008, primarily due to lower sales volume as a result of declining grain prices, a reduction in availability of credit to farmers in certain countries, including Brazil, a build-up of inventories in the crop nutrients distribution channels and a change in our timing for revenue recognition for sales subject to the Indian government subsidy, partially offset by increased selling prices. Gross margin decreased to a loss of $95.2 million in the second quarter, compared to a gross margin of $50.1 million for the same period last year. The negative gross margin was the result of recording a $149.3 million lower of cost or market inventory write-down, primarily related to high cost inventories held in Brazil, Argentina and India, along with other factors previously noted. The Offshore segment’s weaker results are continuing into the fiscal 2009 third quarter, primarily due to slow demand mainly in Brazil.

During the second quarter of fiscal 2009, we changed the timing of when sales subject to the Indian government subsidy are recognized. The current volatility in the global credit markets has made it difficult to estimate the value of bonds that are sometimes received from the Indian government in lieu of cash for payment of the subsidy. Therefore, we have concluded that the price for sales that are subject to the Indian government subsidy is not fixed and determinable until payment in bonds or cash has been received. The Phosphate segment’s operating earnings on these sales are eliminated in the “Corporate, Eliminations, and Other” segment.

Six months ended November 30, 2008 and 2007

Offshore net sales increased $468.6 million, or 41%, in the six months of fiscal 2009, compared with the same period in fiscal 2008, mainly as a result of an increase in selling prices, partially offset by a sales volume decline. In the first six months of fiscal 2009, gross margin decreased to $85.4 million, or close to 5% of net sales, compared to $101.2 million, or 9% of net sales, for the same period in fiscal 2008. The decrease in gross margin as a percentage of net sales was primarily due to the decline in sales volume and the lower of cost or market inventory write-down of $149.3 million in the second quarter of fiscal 2009 as discussed above, along with other factors previously noted, partially offset by the benefit of positioning lower cost inventories in the fiscal 2009 first quarter.

Other Income Statement Items

	Three months ended November 30		2008-2007		Percent of Net Sales
(in millions)	2008	2007	Change	Percent	2008	2007
Selling, general and administrative expenses	$76.8	$79.8	$(3.0)	(4%)	3%	4%
Restructuring loss	—	10.3	(10.3)	NM	0%	0%
Interest expense	23.7	33.3	(9.6)	(29%)	1%	2%
Interest income	15.4	7.8	7.6	97%	1%	0%

Interest expense, net	8.3	25.5	(17.2)	(67%)	0%	1%
Foreign currency transaction (gain) loss	(32.3)	52.4	(84.7)	NM	(1%)	2%
Gain on sale of equity investment	(673.4)	—	(673.4)	NM	(22%)	0%
Provision for income taxes	451.2	100.9	350.3	347%	6%	5%
Equity in net earnings of nonconsolidated companies	28.7	45.5	(16.8)	(37%)	1%	2%

	Six months ended November 30		2008-2007		Percent of Net Sales
(in millions)	2008	2007	Change	Percent	2008	2007
Selling, general and administrative expenses	$166.8	$146.4	$20.4	14%	2%	3%
Restructuring loss	—	10.3	(10.3)	NM	0%	0%
Interest expense	48.8	74.0	(25.2)	(34%)	1%	2%
Interest income	29.9	14.5	15.4	106%	0%	0%

Interest expense, net	18.9	59.5	(40.6)	(68%)	0%	1%
Foreign currency transaction (gain) loss	(119.0)	71.8	(190.8)	NM	(2%)	2%
Gain on sale of equity investment	(673.4)	—	(673.4)	NM	(9%)	0%
Provision for income taxes	948.9	201.7	747.2	370%	13%	5%
Equity in net earnings of nonconsolidated companies	88.5	57.3	31.2	54%	1%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $76.8 million and $166.8 million for the three and six months ended November 30, 2008, compared to $79.8 million and $146.4 million for the three and six months ended November 30, 2007. The decrease in selling, general and administrative expenses for the three months ended November 30, 2008 compared to the three months ended November 30, 2007 was the result of lower incentive compensation accruals partially offset by higher external consulting and professional fees. The increase in selling, general and administrative expenses for the six months ended November 30, 2008 compared to the six months ended November 30, 2007 was primarily the result of higher share-based and other compensation expense, and higher external consulting and professional fees, partially offset by lower incentive compensation accruals.

Restructuring (Gain) Loss

During the three and six months ended November 30, 2007, we had a restructuring loss which related to a revision in our estimated cash flows for ARO’s of previously closed facilities of approximately $10.3 million.

Interest Expense, net

Interest expense, net of interest income, was $8.3 million and $18.9 million for the three and six months ended November 30, 2008, compared to $25.5 million and $59.5 million for the three and six months ended November 30, 2007, respectively. The decrease in interest expense for the three and six months ended November 30, 2008 related primarily to the lower average debt balances as a result of repayments of debt in fiscal 2008. For further discussion, refer to Note 10 of our Notes to Consolidated Financial Statements. The increase in interest income was related to interest earned on higher cash balances.

Foreign Currency Transaction (Gain) Loss

For the three and six months ended November 30, 2008, we recorded foreign currency transaction gains of $32.3 million and $119.0 million, respectively, compared with losses of $52.4 million and $71.8 million, respectively, for the same periods in the prior year. For the three and six months ended November 30, 2008, the gains were mainly the result of the effect of a weakening of the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the effect of a weakening of the Brazilian Real on significant U.S. dollar denominated payables. For the three and six months ended November 30, 2008, the average value of the Canadian dollar decreased by 16.6% and 24.7%, respectively, and the average value of the Brazilian Real decreased by 42.7% and 43.2%, respectively.

For the three and six months ended November 30, 2007, the loss was mainly the result of a strengthening Canadian dollar on large U.S. dollar denominated assets held by our Canadian affiliates.

(Gain) loss on sale of equity investment

For the three and six months ended November 30, 2008, we recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco. For further discussion, refer to Note 19 of our Notes to Consolidated Financial Statements.

Provision for Income Taxes

Quarter Ended November 30	Effective Tax Rate	Provision for Income Taxes
2008	32.6%	$451.2
2007	22.3%	$100.9

Six Months Ended November 30	Effective Tax Rate	Provision for Income Taxes
2008	31.5%	$948.9
2007	23.8%	$201.7

Income tax expense was $451.2 million and $948.9 million and the effective tax rate was 32.6% and 31.5% for the three and six months ended November 30, 2008, respectively, and reflected expenses of $235.0 and $238.6, respectively, which are specific to the periods. For the three and six months ended November 30, 2008, the expenses specific to the quarter were driven primarily by a $214.5 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the sale of our investment in Saskferco, as well as a $17 million valuation allowance recorded against deferred tax assets in Brazil. For the three and six months ended November 30, 2007, we had income tax expense of $100.9 million and $201.7 million and an effective tax rate of 22.3% and 23.8%, respectively. The tax rate for the three and six months ended November 30, 2007 reflected $35.9 million and $59.0 million of benefits specific to the period, driven primarily by our ability to claim foreign tax credits of $38.8 million and $57.2 million.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $28.7 million and $88.5 million for the three and six months ended November 30, 2008, compared with $45.5 million and $57.3 million for the same period in fiscal 2008. The three months ended November 30, 2008 included equity earnings of Saskferco for only one month due to its sale on October 1, 2008 compared to the three months ended November 30, 2007 which included three months of equity earnings from Saskferco. For the six months ended November 30, 2008, the increase in equity earnings was primarily driven by our investments in Fertifos S.A., its subsidiary Fosfertil, and Saskferco. For the six months ended November 30, 2008, the increase in equity earnings from Fertifos S.A. is a result of increased selling prices in the first three months of the fiscal year. For the six months ended November 30, 2008, the increase in equity earnings from Saskferco is a result of higher nitrogen selling prices and higher volumes partially offset by higher natural gas costs. For further discussion of the sale of Saskferco, refer to Note 19 of our Notes to Consolidated Financial Statements.

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

Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Inventories

We follow the provisions of Accounting Research Bulletin 43 (“ARB 43”), Ch. 4, Inventory Pricing, to evaluate whether or not the cost of our inventories exceeds their market values. Market values are defined as forecasted selling prices less reasonably predictable selling costs (net realizable value). Significant management judgment is involved in estimating forecasted selling prices. Factors affecting forecasted selling prices include demand and supply variables. Examples of demand variables include grain and oilseed prices, stock-to-use ratios and changes in inventories in the crop nutrients distribution channels. Examples of supply variables include forecasted prices of raw materials, such as phosphate rock, sulfur, ammonia, and natural gas, estimated operating rates and industry crop nutrient inventory levels. Charges for lower of cost or market are recognized in the period when there is evidence of a decline of market value below cost. During the second quarter of fiscal 2009, we recognized lower of cost or market inventory write-downs of $293.5 million. Results could differ materially if actual selling prices differ materially from forecasted selling prices.

Capital Resources and Liquidity

Despite the global economic crisis and tight financial markets, we have significant capital resources and liquidity as a result of the strong cash flow that we generated over the past several quarters. At November 30, 2008, we had approximately $2.8 billion in cash and cash equivalents, $7.9 billion of stockholders’ equity, long-term debt (less current maturities of approximately $30.2 million) of $1.3 billion and short-term debt of $110 million. Maturities of long-term debt payable within the next five years are approximately $100 million.

Nearly all of our cash and cash equivalents are held in North America in diversified and highly rated investment vehicles. To date we have not experienced any losses on our cash and cash equivalents balances and we have not experienced any significant losses from bad debts.

We have a committed revolving credit facility in the amount of $450 million that matures in February, 2010. This facility is with a syndicate of 24 financial institutions and the maximum counterparty concentration is 8%. Other than letters of credit ($34.2 million at November 30, 2008), we have not drawn on this revolving credit facility since November 30, 2006. To date we have not experienced any material reduction in credit availability.

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe available cash and cash equivalents will be sufficient to finance anticipated funds consumed by expected results of operations, expansion plans and strategic initiatives for the remainder of fiscal 2009. In addition, our credit facilities are available for additional working capital and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows or have access to the credit markets to fund investment opportunities or working capital needs. Our funds generated by operating activities will be adversely affected as long as soft market conditions for our products continue or deteriorate and we expect them to be negative at least through the third quarter of fiscal 2009.

The following table represents a comparison of the cash provided by operating activities, cash provided by (used in) investing activities, and cash (used in) financing activities for the six months ended November 30, 2008 and 2007:

	Six months ended
(in millions)	November 30, 2008	November 30, 2007	$ Change

Cash Flow
Cash provided by operating activities	$948.0	$980.9	$(32.9)
Cash provided by (used in) investing activities	303.6	(152.8)	456.4
Cash (used in) financing activities	(159.6)	(636.0)	476.4

Operating Activities

Cash flow generated from operating activities has provided us with a significant source of liquidity. During the first six months of fiscal 2009, net cash provided by operating activities was $948.0 million, a decrease of $32.9 million compared to the same period in fiscal 2008. The decrease in operating cash flows was primarily due to a buildup of inventory levels, a decrease in customer prepayments and contributions to our pension and postretirement plans partially offset by an increase in net earnings and a reduction in the purchase price and volume of raw materials.

Investing Activities

Net cash provided by investing activities was $303.6 million for the six months ended November 30, 2008, compared to net cash used in investing activities of $152.8 million in the same period in fiscal 2008. The increase in cash provided by investing activities is mainly the result of $745.7 million in proceeds from the sale of our investment in Saskferco partially offset by higher capital expenditures in both our Phosphates and Potash segments compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities for the six months ended November 30, 2008, was $159.6 million, compared to $636.0 million for the same period in fiscal 2008. The primary reason for the decrease in cash flows used in financing activities was the reduction of long-term debt repayments in fiscal 2009 compared to fiscal 2008. This was partially offset by our payments of dividends totaling $44.4 million during fiscal 2009.

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

Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•

business and economic conditions and governmental policies affecting the agricultural industry where we or our customers operate, including price and demand volatility resulting from periodic imbalances of supply and demand and the current economic and credit market turmoil;

•	changes in the operation of world phosphate or potash markets, including continuing consolidation in the fertilizer industry, particularly if we do not participate in the consolidation;

•	pressure on prices realized by us for our products;

•	the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate;

•	build-up of inventories in the distribution channels for our products that can adversely affect our sales volumes and selling prices;

•

seasonality in our business that results in the need to carry significant amounts of inventory and seasonal peaks in working capital requirements, and may result in excess inventory or product shortages;

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	rapid drops in the prices for our products and the raw materials we use to produce them that can require us to write down our inventories to the lower of cost or market;

•	the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

•

the lag in realizing the benefit of falling market prices for the raw materials we use to produce our products that can occur while we consume raw materials that we purchased or committed to purchase in the past at higher prices;

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals including permitting activities;

•	the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;

•	provisions in the agreements governing our indebtedness that limit our discretion to operate our business and require us to meet specified financial tests;

•	adverse changes in the ratings of our securities and changes in availability of funds to us in the financial markets;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	any significant reduction in customers’ liquidity or access to credit that they need to purchase our products due to the global economic crisis or other reasons;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•	actual costs of asset retirement, environmental remediation, reclamation and other environmental obligations differing from management’s current estimates;

•	the costs and effects of legal proceedings and regulatory matters affecting us including environmental and administrative proceedings;

•	the success of our efforts to attract and retain highly qualified and motivated employees;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

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

•

Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase its ownership or sell its interest in Mosaic; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Item 1A of Part II of this 10-Q Report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 16 of the Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q.

Foreign Currency Exchange Contracts

At November 30, 2008 there were no Canadian foreign currency exchange contracts. At May 31, 2008, the fair values of our Canadian foreign currency exchange contracts were $2.3 million. The decrease in fair value during the first six months of fiscal 2009 is primarily due to a reduction in foreign currency contracts and changes in foreign currency exchange rates. At November 30, 2008 we had no outstanding Canadian foreign currency exchange contracts due to our Canadian dollar cash position resulting from the receipt of Canadian dollar proceeds from the sale of Saskferco.

The table below provides information about our foreign exchange derivatives which hedge foreign exchange exposure for our Canadian subsidiaries.

	As of November 30, 2008		As of May 31, 2008
	Expected Maturity Date FY 2009	Fair Value	Expected Maturity Date FY 2009	Fair Value
(in millions)
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)	$—	$—	$74.0	$1.5
Weighted Average Rate	—		1.0145
Foreign Currency Exchange Collars
Canadian Dollar
Notional (million US$)	$—	$—	$212.5	$0.8
Weighted Average Participation Rate	—		1.0371
Weighted Average Protection Rate	—		0.9710

Total Fair Value		$—		$2.3

Further information regarding foreign currency exchange rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 16 of our Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q.

Commodities

At November 30, 2008 and May 31, 2008, the fair value of our natural gas commodities contracts were ($82.5) million and $45.6 million, respectively. The $128.1 million decrease in fair value during the first six months of fiscal 2009 is due to a decrease of approximately 47.0% in the futures prices for natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of November 30, 2008				As of May 31, 2008
	Expected Maturity Date			Fair Value	Expected Maturity Date			Fair Value
(in millions)	FY 2009	FY 2010	FY 2011		FY 2009	FY 2010	FY 2011
Natural Gas Swaps
Notional (million MMBtu)—long	4.5	2.0		$(17.9)	12.0			$9.5
Weighted Average Rate (US$/MMBtu)	$10.67	$7.14			$10.35
Notional (million MMBtu)—short	(9.3)			$13.8
Weighted Average Rate (US$/MMBtu)	$8.31
Natural Gas 3-Way Collars
Notional (million MMBtu)	25.4	22.3	3.8	$(78.4)	33.9	16.4	5.1	$36.1
Weighted Average Call Purchased Rate (US$/MMBtu)	$10.17	$9.30	$7.72		$9.70	$8.11	$7.76
Weighted Average Call Sold Rate (US$/MMBtu)	$12.71	$12.17	$10.30		$11.92	$10.45	$10.35
Weighted Average Put Sold Rate (US$/MMBtu)	$8.73	$8.15	$6.81		$8.39	$7.17	$6.84

Total Fair Value				$(82.5)				$45.6

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the fiscal quarter ended November 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 13 of our Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 13 of our Consolidated Financial Statements:

•

Fosfertil Merger Proceedings. In December 2006, Fosfertil S.A. (“Fosfertil“) and Bunge Fertilizantes S.A. (“Bunge Fertilizantes“) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group“) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, the existing ownership interests in Fosfertil would be diluted to less than 50% of the combined enterprise. In June 2006, Mosaic Fertilizantes do Brazil S.A. (“Mosaic Fertilizantes“) filed a lawsuit against Fosfertil, Fertifos Administracão e Participacão S.A. (“Fertifos“, the parent holding company of Fosfertil) and other subsidiaries of Bunge Group (collectively, the “Bunge Parties“) in the Lower Court in Sao Paulo, Brazil, challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. In February 2007, we petitioned the Brazilian Securities Commission, challenging, among other things, the valuation placed by the Bunge Parties on Fosfertil. Following an adverse decision in the Lower Court, we appealed and, in August 2007, the Court of Appeals ruled in our favor, nullifying the actions taken at the April 2006 meeting of shareholders to replace our representatives on the Board of Fertifos and subsequent acts by the Fertifos Board. Subsequently, the Court of Appeals rejected various appeals by the Bunge Parties. The Bunge Parties then appealed directly to the Supreme Courts. In May 2008, the Lower Court ordered Fertifos and Fosfertil to reestablish the composition of the Board of Fertifos as constituted prior to the April 2006 shareholders’ meeting and to reverse certain other actions taken by Fertifos and Fosfertil since that meeting. The Bunge Parties filed interlocutory appeals against the Lower Court’s order and, in June 2008, the Court of Appeals granted injunctions to suspend the Lower Court’s order until a decision on the interlocutory appeals. In June 2008, the Supreme Court granted Fosfertil’s and Fertifos’ request for an injunction to suspend the enforcement of the judgment until a final decision by the Supreme Court on the appeals by the Bunge Parties. Based on the injunction granted by the Supreme Court, the Court of Appeals dismissed the interlocutory appeals filed against the Lower Court’s May 2008 order. In August 2008, Mosaic Fertilizantes appealed the injunction granted by the Supreme Court. In September 2008, the Supreme Court rejected Mosaic Fertilizantes’ appeal and confirmed the injunction to suspend the enforcement of the judgment until a final decision by the Supreme Court on the appeals by the Bunge Parties. Subsequently, in September 2008, the Supreme Court agreed to hear on the merits the Bunge Parties’ appeals against the Court of Appeals’ August 2007 ruling. We will vigorously defend the Court of Appeals’ August 2007 ruling in our favor and the Lower Court’s May 2008 order enforcing that ruling. If Mosaic Fertilizantes is not successful in these matters and the merger is consummated on the terms proposed by Fosfertil and Bunge Fertilizantes, Mosaic’s resulting ownership interest in the combined enterprise would be diluted based on the relative valuations ascribed to each entity in any such merger.

•

Clean Air Act New Source Review. In January 2006 and March 2007, Environmental Protection Agency (“EPA”) Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests“) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with the “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. We have responded to parts of the 114 Requests, and are engaged in ongoing discussions with EPA representatives to resolve this matter. We have established accruals to address penalties that we expect will be sought by the EPA as well as defense costs and expenses. The resolution of this matter will also require capital improvements, which we do not believe will have a material effect on our business or financial condition.

•

New Wales Multifos Kiln Testing Issues. We have reported to the EPA and the FDEP certain irregularities in our testing related to compliance with the nitrous oxide emission limits in the air permit for a kiln used for production of Multifos animal feed at our New Wales, Florida, phosphate concentrates plant. We understand that both federal and state enforcement officials are considering whether to bring enforcement actions with respect to the testing irregularities. We cannot predict whether federal or state enforcement officials will bring enforcement actions or the amount or nature of any potential penalties or other liabilities that would be sought; however, we do not expect that resolution of this matter will have a material impact on our business or financial condition.

•

Migratory Birds at our Carlsbad, New Mexico Facility. Our potash facility in Carlsbad, New Mexico has implemented a program, in cooperation with federal authorities, to prevent and mitigate bird fatalities at nearby playa (intermittent) lakes that might potentially be associated with plant activities or operations. In the Spring of 2008 there was an unusually high number of bird fatalities, which is presently the subject of investigation and review by the U.S. Department of Justice, in conjunction with the U.S. Fish and Wildlife Service. We are cooperating with the investigation and are engaged in discussions with the federal authorities regarding this matter. We understand that the government may choose to take enforcement action against us under the Migratory Bird Treaty Act, which authorizes misdemeanor penalties for violations, including unlawful “takings” of migratory birds.

ITEM 1A.	RISK FACTORS

Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. We are highlighting below certain risks that we believe have become of increased importance to our investors since the filing of that report, particularly because of the current global economic crisis:

The distribution channels for crop nutrients have capacity to build significant levels of inventories. Significant build-up of inventories in the distribution channels for crop nutrients can adversely affect our sales volumes and selling prices.

We and other crop nutrient producers generally produce our products throughout the year. In contrast, farmers tend to apply crop nutrients during two short application periods, one in the Spring and the other in the Fall. In order to balance the production needs of crop nutrient producers with farmers’ use of crop nutrients, crop nutrient distribution channels need to have the capacity to build significant inventories. The build-up of inventories in the distribution channels can become excessive, particularly during the cyclical periods of low demand that have been typical in the crop nutrient industry. When there are excessive inventories in the distribution channel, our sales volumes and selling prices can be adversely impacted, even during periods in which farmers’ use of crop nutrients may remain strong.

For example, a build-up of concentrated phosphates in the distribution channel was one of several significant factors that led to weak sales volumes and softening selling prices for concentrated phosphate crop nutrients in our fiscal quarter ended November 30, 2008.

A lack of customers’ access to credit can adversely affect their ability to purchase our products. The global economic crisis has adversely affected our customers’ access to credit and may continue to do so in the future.

Some of our customers require access to credit to purchase our products. The global economic crisis has reduced the availability of credit to borrowers worldwide. A lack of available credit was one of several significant factors that adversely affected international customers’ demand for crop nutrients in some countries in our fiscal quarter ended November 30, 2008. Continued lack of access to credit by our international customers in these countries, or a lack of available credit to customers in other countries, due to the global economic crisis or for other reasons, could further adversely affect demand for crop nutrients.

Customer expectations about future crop nutrient prices and availability can have a significant effect on the demand for our products. These expectations can significantly affect our sales volumes and selling prices.

Customer expectations about the future selling prices and availability of crop nutrients has had and is expected to continue to have an effect on the demand for crop nutrients. When customers anticipate increasing crop nutrient selling prices, customers tend to accumulate inventories before the anticipated price increases. This can result in a lag in our realization of rising market prices for our products. Conversely, customers tend to delay their purchases when they anticipate future selling prices for crop nutrients will no longer increase, adversely affecting our sales volumes and selling prices. Customer expectations about availability of crop nutrients can have similar effects on sales volumes and prices.

For example, in our fiscal quarter ended November 30, 2008, our customers anticipated a decline in the market price of concentrated phosphate crop nutrients because of falling global prices for sulfur and ammonia, two of the key raw materials used in the production of concentrated phosphates. Our customers’ expectation of falling prices was one of several significant factors that led to weak sales volumes and softening selling prices for concentrated phosphate crop nutrients in our fiscal quarter ended November 30, 2008.

Customer expectations about future farmer economics can have a significant effect on the demand for our products. These expectations can significantly affect our sales volumes and selling prices.

Similarly, customer expectations about future farmer economics has had and is expected to continue to have an effect on the demand for crop nutrients. When customers anticipate improving farmer economics, customers tend to accumulate crop nutrient inventories in anticipation of increasing sales volumes and selling prices. This can result in a lag in our realization of rising market prices for our products. Conversely, when customers anticipate declining farmer economics, customers tend to reduce the level of their purchases of crop nutrients adversely affecting our sales volumes and selling prices.

For example, a plunge in market prices for grains and oilseeds since peaks in June 2008 led customers to expect declining farmer economics. The expectation of declining farmer economics was one of several significant factors that led to weak sales volumes for concentrated phosphate crop nutrients and softening selling prices for concentrated phosphate crop nutrients and potash in our fiscal quarter ended November 30, 2008.

Changes in transportation costs or customer expectations about them can affect our sales volumes and selling prices.

The cost of delivery is a significant factor in the total cost to customers and farmers of crop nutrients. Increasing transportation costs effectively increase customers’ and farmers’ costs for crop nutrients and can reduce the amount we realize for our sales. Expectations of decreasing transportation costs can result in customers and farmers anticipating that they may be able to decrease their costs by delaying purchases. As a result, changes in transportation costs or in customer expectations about them can affect our sales volumes and prices.

During periods when the price for concentrated phosphates is falling because of falling raw material prices, we may experience a lag in realizing the benefits of the falling raw materials prices. This lag can adversely affect our gross margins and profitability.

During some periods, changes in market prices for raw materials can lead to changes in the global market prices for concentrated phosphate crop nutrients. In particular, the global market prices for concentrated phosphate crop nutrients can be affected by changes in the market prices for sulfur, ammonia, phosphate rock and/or phosphoric acid raw materials. Increasing market prices for these raw materials tend to put upward pressure on the selling prices for concentrated phosphate crop nutrients, and decreasing market prices for these raw materials tend to put downward pressure on selling prices for concentrated phosphate crop nutrients. When the market prices for these raw materials plunge rapidly, the selling prices for our concentrated phosphate crop nutrients can fall more rapidly than we are able to consume our raw material inventory that we purchased or committed to purchase in the past at higher prices. As a result, our costs may not fall as rapidly as the selling prices of our products. Until we are able to consume the higher priced raw materials, our gross margins and profitability can be adversely affected.

During periods when the prices for our products are falling because of falling raw material prices, we could be required to write down the value of our inventories. Any such write-down would adversely affect our results of operations and the level of our assets.

We carry our inventories at the lower of cost or market. In periods when the market prices for our products are falling rapidly in response to falling market prices for raw materials, it is possible that we could be required to write-down the value of our inventories if market prices fall below our costs. Any such write-down would adversely affect our results of operations and the level of our assets. Any such effect could be material.

For example, in our fiscal quarter ended November 30, 2008, we recorded lower of cost or market inventory write-downs principally in our Phosphate and Offshore segments. These lower of cost or market inventory write-downs, which totaled $293.5 million, were necessary because the carrying cost of certain ending inventories exceeded our estimates of future selling prices less reasonably predictable selling costs.

Our estimates of future selling prices reflect in part the purchase commitments we have from our customers. As a result, defaults on these existing purchase commitments because of the current global economic and financial turmoil or for other reasons could adversely affect our estimates of future selling prices and require additional inventory write-downs.

During periods of falling crop nutrient prices, we can be adversely affected if our customers are holding significant inventories in the distribution channel that they purchased at prior higher prices. Under these circumstances, our customers may not have sufficient liquidity or access to credit to purchase our products; we might be required to increase the risk that we take in extending trade credit to or guaranteeing financing of our customers; and/or some of our customers could fail, disrupting the distribution channels for our products.

Our customers’ profitability and liquidity can be adversely affected during periods of falling crop nutrient prices if they are holding significant inventories in the distribution channel that they purchased at prior higher prices. It is possible that this adverse effect on our customers could adversely affect us because:

•	Our customers may not have sufficient liquidity or access to credit to purchase additional products from us.
•

It may lead our customers to request additional or longer amounts of trade credit from us and/or increase their need for us to guarantee their financing of our products. Either factor could increase the amount of our exposure to the risk that our customers may be unable to repay the trade credit from us or financing from their banks that we guarantee.

•

It may increase the risk that our customers may default on their trade credit from us or their financing that we guarantee and decrease the likelihood that we will be able to collect from our customers in the event of their default.

•	It may lead to the failure of some of our customers and disruption in the distribution channels for our products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our employee stock plans relating to the grant of employee stock options, stock appreciation rights and restricted stock awards, we have granted and may in the future grant employee stock options to purchase shares of our common stock for which the purchase price may be paid by means of delivery to us by the optionee of shares of our common stock that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the periods covered by this report, no options to purchase shares of our common stock were exercised for which the purchase price was so paid.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders of the Company was held on October 9, 2008. The meeting was held to consider and vote upon: (i) the election of four directors (David B. Mathis, James L. Popowich, James T. Prokopanko and Steven M. Seibert), each for a term of three years expiring in 2011 or until their respective successors have been duly elected and qualified; and (ii) the ratification of the appointment of KPMG LLP as the independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending May 31, 2009.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Broker Non-Votes
David B. Mathis	395,374,673	21,624,122	—
James L. Popowich	395,665,403	21,333,393	—
James T. Prokopanko	391,330,358	25,668,438	—
Steven M. Seibert	395,371,915	21,626,880	—

The votes cast with respect to ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending May 31, 2009 are summarized as follows:

For	Against	Abstained	Broker Non-Votes
415,653,652	1,032,819	312,323	—

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

January 8, 2009

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.a.	Form of Indemnification Agreement between The Mosaic Company and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of The Mosaic Company for October 8, 2008*

10.iii.b.	Form of The Mosaic Company Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008		X

10.iii.c.	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved October 9, 2008		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

*	SEC File No. 001-32327

E-1