Form 10-Q
period 2009-02-28
MOSAIC CO
filed 2009-04-09
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 444,411,882 common shares as of March 31, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$1,375.5	$2,147.2	$8,704.5	$6,345.9
Cost of goods sold	1,206.9	1,419.3	5,820.1	4,473.1
Lower of cost or market write-down	28.3	—	321.8	—

Gross margin	140.3	727.9	2,562.6	1,872.8
Selling, general and administrative expenses	71.3	81.2	238.1	227.6
Restructuring loss (gain)	0.6	(0.8)	0.6	9.5
Other operating expenses	24.7	0.1	49.3	9.1

Operating earnings	43.7	647.4	2,274.6	1,626.6
Interest expense, net	8.2	24.7	27.1	84.2
Foreign currency transaction (gain) loss	(47.1)	(1.5)	(166.1)	70.3
Gain on sale of equity investment	—	—	(673.4)	—
Other income	(0.2)	(26.5)	(6.1)	(27.7)

Earnings from consolidated companies before income taxes	82.8	650.7	3,093.1	1,499.8
Provision for income taxes	30.7	159.2	979.6	360.9

Earnings from consolidated companies	52.1	491.5	2,113.5	1,138.9
Equity in net earnings of nonconsolidated companies	6.0	30.9	94.5	88.2
Minority interests in net loss (earnings) of consolidated companies	0.7	(1.6)	(4.7)	(6.8)

Net earnings	$58.8	$520.8	$2,203.3	$1,220.3

Basic net earnings per share	$0.13	$1.17	$4.96	$2.76

Diluted net earnings per share	$0.13	$1.17	$4.94	$2.74

Basic weighted average number of shares outstanding	444.4	443.3	444.2	442.3
Diluted weighted average number of shares outstanding	445.8	446.1	446.2	445.1

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	February 28, 2009	May 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,529.0	$1,960.7
Receivables, net	627.9	972.5
Receivables due from Cargill, Incorporated and affiliates	5.5	66.7
Inventories	1,434.7	1,350.9
Deferred income taxes	209.3	256.9
Other current assets	413.2	201.8

Total current assets	5,219.6	4,809.5
Property, plant and equipment, net	4,379.9	4,648.0
Investments in nonconsolidated companies	300.5	353.8
Goodwill	1,660.4	1,875.2
Other assets	212.9	133.3

Total assets	$11,773.3	$11,819.8

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$90.0	$133.1
Current maturities of long-term debt	29.8	43.3
Accounts payable	290.2	1,003.9
Trade accounts payable due to Cargill, Incorporated and affiliates	5.8	18.2
Cargill prepayments and accrued liabilities	11.4	35.0
Accrued liabilities	762.8	785.9
Accrued income taxes	—	131.9
Deferred income taxes	38.8	34.8

Total current liabilities	1,228.8	2,186.1
Long-term debt, less current maturities	1,267.7	1,374.0
Long-term debt-due to Cargill, Incorporated and affiliates	0.4	1.0
Deferred income taxes	619.9	516.2
Other noncurrent liabilities	861.2	987.9
Minority interest in consolidated subsidiaries	20.4	23.4
Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of February 28, 2009 and May 31, 2008	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, none issued and outstanding as of February 28, 2009 and May 31, 2008	—	—
Common stock, 444,403,349 and 443,925,006 shares issued and outstanding as of February 28, 2009 and May 31, 2008, respectively	4.4	4.4
Capital in excess of par value	2,476.6	2,450.8
Retained earnings	5,621.6	3,485.4
Accumulated other comprehensive (expense) income	(327.7)	790.6

Total stockholders’ equity	7,774.9	6,731.2

Total liabilities and stockholders’ equity	$11,773.3	$11,819.8

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	February 28, 2009	February 29, 2008
Cash Flows from Operating Activities
Net earnings	$2,203.3	$1,220.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	267.5	253.4
Lower of cost or market write-down	321.8	—
Minority interest	4.7	6.8
Deferred income taxes	117.9	(23.9)
Equity in net earnings of nonconsolidated companies, net of dividends	(62.8)	(53.6)
Accretion expense for asset retirement obligations	27.0	25.2
Amortization of out-of-market contracts	(14.1)	(16.0)
Amortization of stock-based compensation expense	17.5	14.5
Unrealized loss on derivatives	144.8	2.8
Gain on sale of equity method investment	(673.4)	(24.6)
Proceeds from Saskferco note receivable	51.1	—
Excess tax benefits related to stock option exercises	(4.8)	(40.2)
Other	12.3	4.4
Changes in assets and liabilities:
Receivables, net	326.0	(139.3)
Inventories	(415.9)	(243.5)
Other current and noncurrent assets	(305.5)	(107.8)
Accounts payable	(646.9)	144.0
Accrued liabilities	(289.2)	324.6
Other noncurrent liabilities	(144.5)	161.8

Net cash provided by operating activities	936.8	1,508.9
Cash Flows from Investing Activities
Capital expenditures	(606.8)	(247.8)
Proceeds from sale of equity method investment	745.7	24.6
Proceeds from sale of businesses	—	7.9
Payments of restricted cash	(28.6)	(1.0)
Other	0.4	6.6

Net cash provided by (used in) investing activities	110.7	(209.7)
Cash Flows from Financing Activities
Payments of short-term debt	(310.0)	(411.2)
Proceeds from issuance of short-term debt	267.1	501.0
Payments of long-term debt	(104.9)	(796.3)
Proceeds from issuance of long-term debt	0.1	—
Proceeds from stock options exercised	4.3	48.8
Contributions from Cargill, Incorporated	—	3.7
Excess tax benefits related to stock option exercises	4.8	40.2
Dividend paid to minority shareholder	(2.1)	(5.1)
Cash dividends paid	(66.6)	—

Net cash used in financing activities	(207.3)	(618.9)
Effect of exchange rate changes on cash	(271.9)	33.3

Net change in cash and cash equivalents	568.3	713.6
Cash and cash equivalents—beginning of period	1,960.7	420.6

Cash and cash equivalents—end of period	$2,529.0	$1,134.2

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$91.5	$135.0
Income taxes	915.9	201.8

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate crop nutrients. Our Phosphates segment’s results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 85% for the nine months ended February 28, 2009.

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

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 21 to the Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Consolidated Financial Statements) necessary for fair presentation of our financial position as of February 28, 2009, our results of operations for the three and nine months ended February 28, 2009 and February 29, 2008, and cash flows for the nine months ended February 28, 2009 and February 29, 2008. The following notes should be read in conjunction with the accounting policies and other

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities, income tax related accounts, Canadian resource tax and royalties, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

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

We follow the provisions of Accounting Research Bulletin 43 (“ARB 43”), Ch. 4, Inventory Pricing to evaluate whether or not the cost of our inventories exceeds their market values. Market values are defined as forecasted selling prices less reasonably predictable selling costs (net realizable value). Significant management judgment is involved in estimating forecasted selling prices. Factors affecting forecasted selling prices include demand and supply variables. Examples of demand variables include grain and oilseed prices, stock-to-use ratios and changes in inventories in the crop nutrients distribution channels. Examples of supply variables include forecasted prices of raw materials, such as phosphate rock, sulfur, ammonia, and natural gas, estimated operating rates and industry crop nutrient inventory levels. Charges for lower of cost or market are recognized in the period when there is evidence of a decline of market value below cost. During the second and third quarters of fiscal 2009, we recognized lower of cost or market inventory write-downs of $293.5 and $28.3 million, respectively. Results could differ materially if actual selling prices differ materially from forecasted selling prices.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer or when the risks and rewards of ownership are otherwise transferred to the customer. Revenue on Offshore sales and North American export sales is recognized upon the transfer of title to the customer and when the price is fixed and determinable. For certain export shipments, transfer of title occurs outside the U.S. or the country in which the shipment originated. Shipping and handling costs are included as a component of cost of goods sold. Sales to wholesalers and retailers (but not to importers) in India are subject to a selling price cap and are eligible for an Indian government subsidy which reimburses importers for the difference between the market price of diammonium phosphate fertilizer (“DAP”) and the capped price. We record the government subsidy along with the underlying eligible sale when the price of DAP is both fixed and determinable. Beginning in the second quarter of fiscal 2009, because of the turmoil in the global credit markets, we determined that the price of sales that are subject to the Indian government subsidy is not fixed and determinable until payment in bonds or cash has been received from the Indian government.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Recently Issued Accounting Guidance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires enhanced disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, including but not limited to our asset retirement obligations. SFAS 157 became effective for the Company on June 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The adoption of SFAS 157 and its effects are described in Note 18. The Company has deferred adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as allowed by FSP FAS 157-2. We are currently evaluating the impact that FSP FAS 157-2 will have on our Consolidated Financial Statements.

In October 2008, the FASB Issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 illustrates key considerations in determining the fair value of a financial asset in an inactive market. This FSP was effective immediately upon issuance. The Company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. Its adoption did not have a material effect on our Consolidated Financial Statements.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for the Company beginning December 1, 2008, but only requires the revised disclosures on a prospective basis. We adopted this pronouncement and included the appropriate disclosures as of February 28, 2009, as described in Note 17. The adoption of this pronouncement did not have an effect on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the consolidated financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Any effect of applying the provisions of SFAS 162 must be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS 162 was effective November 15, 2008 and did not have a material effect on our Consolidated Financial Statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF No. 08-6”). EITF No. 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for the Company beginning in the first quarter of fiscal year 2010. We are currently evaluating the impact that EITF No. 08-6 will have on our Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). The staff position amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity (“VIE”), to provide additional disclosures about their involvement with VIEs. This staff position is effective for financial statements issued for interim periods and fiscal years ending after December 15, 2008. We adopted this pronouncement and included the appropriate disclosures as of February 28, 2009, as described in Note 11. The adoption of this pronouncement did not have an effect on our Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), which provides guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this staff position are effective for the Company for our fiscal year ending May 31, 2010. We are currently evaluating the impact of adoption of FSP FAS 132(R)-1 on our Consolidated Financial Statements.

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

	Three months ended		Nine months ended
(in millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net earnings	$58.8	$520.8	$2,203.3	$1,220.3

Basic weighted average common shares outstanding	444.4	443.3	444.2	442.3
Common stock issuable upon vesting of restricted stock awards	0.4	0.8	0.5	0.7
Common stock equivalents	1.0	2.0	1.5	2.1

Diluted weighted average common shares outstanding	445.8	446.1	446.2	445.1

Earnings per share—basic	$0.13	$1.17	$4.96	$2.76
Earnings per share—diluted	$0.13	$1.17	$4.94	$2.74

A total of 0.9 million and 0.1 million shares of common stock subject to issuance for exercise of stock options and restricted stock awards for the three and nine months ended February 28, 2009, respectively, have been excluded from the calculation of diluted EPS as the effect would be anti-dilutive. There were no anti-dilutive shares for the three and nine months ended February 29, 2008.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

Income tax expense was $30.7 million and $979.6 million and the effective tax rates were 37.1% and 31.7% for the three and nine months ended February 28, 2009, respectively. For the three months ended February 28, 2009, items specific to the period included a $17.1 million benefit from changes in estimates related to our recently filed 2008 tax return. Also specific to the period is a $16.2 million benefit from the reduction of a valuation allowance recorded against deferred tax assets in Brazil related to legal entity structuring of consolidated entities. These benefits were offset by the ongoing effect of losses in Brazil for which we do not expect to realize a tax benefit given net operating loss limitations. In addition to the items noted in the third quarter discussion, for the nine months ended February 28, 2009, expenses specific to the period were primarily the result of a $214.5 million related to our recognition of a deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the sale of our investment in Saskferco Products ULC (“Saskferco”), and the fiscal 2008 tax provision-to-return reconciliation. For the three and nine months ended February 29, 2008, we had income tax expense of $159.2 million and $360.9 million, and effective tax rates of 24.5% and 24.1%, respectively. The three and nine months ended February 29, 2008 reflected benefits specific to the period of $40.1 million and $99.1 million, respectively. For the three months ended February 29, 2008, the benefits specific to the period were primarily comprised of $29.3 million from the effect of a reduction in the Canadian federal corporate tax rate on deferred tax liabilities. For the nine months ended February 29, 2008, the benefits specific to the period were primarily comprised of $34 million from the effect of the reduction in the Canadian federal corporate tax rate on deferred tax liabilities and $62.5 million from our ability to claim foreign tax credits.

During the three and nine months ended February 28, 2009, the unrecognized tax benefits increased $9.1 million and $12.2 million, respectively. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the change cannot reasonably be estimated.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $32.7 million and $25.4 million as of February 28, 2009 and May 31, 2008, respectively, that were included in other noncurrent liabilities in the Consolidated Balance Sheet. For the three and nine months ended February 28, 2009, we recognized interest and penalties expense of $6.6 million and $11.7 million, respectively, as part of the provision for income taxes in the Consolidated Statements of Earnings. For the three and nine months ended February 29, 2008, we recognized interest and penalties (income) expense of $(5.4) million and $7.2 million, respectively.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

During the three months ended February 28, 2009, the Internal Revenue Service concluded its audit for fiscal years 2004 to 2006. This audit did not result in a significant change in our unrecognized tax benefits. We are currently under audit by the Canadian Revenue Agency for the fiscal years 2001 to 2006. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consist of the following:

(in millions)	February 28, 2009	May 31, 2008
Raw materials	$66.9	$74.0
Work in process	392.9	255.8
Finished goods	880.4	940.4
Operating materials and supplies	94.5	80.7

	$1,434.7	$1,350.9

In the second quarter of fiscal 2009, we recorded a lower of cost or market inventory write-down of $293.5 million because the carrying costs of certain ending inventories, principally in our Phosphates and Offshore segments, exceeded our estimates of future selling prices less reasonably predictable selling costs. The lower of cost or market inventory write-down was a result of declining selling prices, primarily for phosphates, caused in part by rapidly declining raw material costs. In the third quarter of fiscal 2009, we recorded a lower of cost or market inventory write-down of $32.5 million in our Offshore segment, consolidated impact of $28.3 million, due to further selling price reductions in certain Offshore markets, principally Brazil.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	February 28, 2009	May 31, 2008
Land	$169.7	$176.7
Mineral properties and rights	2,329.7	2,475.2
Buildings and leasehold improvements	677.8	783.5
Machinery and equipment	2,918.1	2,926.7
Construction in-progress	379.7	279.8

	6,475.0	6,641.9
Less: accumulated depreciation and depletion	2,095.1	1,993.9

	$4,379.9	$4,648.0

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 28, 2009 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2008	$556.2	$1,319.0	$1,875.2
Income tax adjustment	(0.1)	(3.2)	(3.3)
Foreign currency translation	—	(211.5)	(211.5)

Balance as of February 28, 2009	$556.1	$1,104.3	$1,660.4

The Company has recorded adjustments to goodwill during fiscal 2009 which are related to the reversal of state income tax valuation allowances and other purchase accounting adjustments for income tax-related amounts. We review goodwill for impairment annually or at any time events or circumstances indicate that the

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exist. We performed our annual review of goodwill in the second quarter and no impairment was identified.

9. Guarantees and Indemnities

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, we are essentially guaranteeing our own performance, in which case the guarantees do not fall within the scope of FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no specific concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of February 28, 2009, we have estimated the maximum potential future payment under the guarantees to be $94.8 million. The fair value of these guarantees is immaterial to the Consolidated Financial Statements at February 28, 2009 and May 31, 2008.

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

10. Financing Arrangements

Short-Term Debt

Short-term debt consists of the revolving credit facility under our restated senior secured bank credit agreement (“Restated Credit Agreement”), and various other short-term borrowings related to our Offshore business and Phoschem. Short-term borrowings were $90.0 million and $133.1 million as of February 28, 2009 and May 31, 2008, respectively. The weighted average interest rate on short-term borrowings was 5.8% and 5.5% as of February 28, 2009 and May 31, 2008, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had no outstanding borrowings under the revolving credit facility as of either February 28, 2009 or May 31, 2008. We had outstanding letters of credit that utilized a portion of the revolving credit facility of $34.9 million and $41.2 million as of February 28, 2009 and May 31, 2008, respectively. The net available borrowings under the revolving credit facility as of February 28, 2009 and May 31, 2008 were approximately $415.1 million and $408.8 million, respectively. Unused commitment fees of $0.4 million were expensed during each of the fiscal quarters ended February 28, 2009 and February 29, 2008, respectively. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.5%.

On August 11, 2008, PhosChem amended its revolving line of credit, increasing the borrowing limit to $75.0 million through December 31, 2008. After that date it reverted back to the original $55.0 million limit through November 29, 2009. The revolving line of credit supports PhosChem’s funding of its purchases of crop nutrients from us and the other PhosChem member and is with recourse to PhosChem but not to Mosaic or its other subsidiaries. The line of credit is secured by PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. Outstanding borrowings under the line of credit bear interest at the Prime Rate minus 1.0% or LIBOR plus 0.7%, at PhosChem’s election. PhosChem had $15.9 million and $38.4 million outstanding under its revolving line of credit as of February 28, 2009 and May 31, 2008, respectively.

The remainder of the short-term borrowings balance consisted of lines of credit relating to our Offshore segment and other short-term borrowings. As of February 28, 2009, these borrowings bear interest rates between 2.9% and 15.0%. As of February 28, 2009 and May 31, 2008, $74.1 million and $94.7 million, respectively, were outstanding.

Long-Term Debt, including Current Maturities

Long-term debt primarily consists of term notes, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. The significant long-term debt items are discussed below.

As of February 28, 2009 and May 31, 2008, we had $13.1 million and $51.3 million, respectively outstanding under the term loan facilities that are part of our senior secured credit facility. The term loan facilities bear interest at LIBOR plus 1.50%-1.75%. The maturity dates range from 2010 to 2013.

On October 10, 2008 we prepaid $2.0 million of the Term Loan A notes, $15.1 million of the Term Loan A-1 notes and $20.8 million of the Term Loan B notes due to a prepayment event as a result of our sale of our investment in Saskferco.

We have two industrial revenue bonds which total $42.1 million as of February 28, 2009 and May 31, 2008. As of February 28, 2009, the industrial revenue bonds bear interest at 5.5% and 7.7%. The maturity dates are 2009 and 2022.

We have several other secured notes which total $19.9 million and $30.0 million as of February 28, 2009 and May 31, 2008, respectively. As of February 28, 2009, the secured notes bear interest rates between 6.9% and 10.8%. The maturity dates range from 2009 to 2013.

We have several unsecured notes which total $926.7 million and $980.8 million as of February 28, 2009 and May 31, 2008, respectively. As of February 28, 2009, the unsecured notes bear interest rates between 7.4% and 10.3%. The maturity dates range from 2009 to 2016.

We have several unsecured debentures which total $259.9 million and $264.2 million as of February 28, 2009 and May 31, 2008, respectively. As of February 28, 2009, the unsecured debentures bear interest rates between 7.3% and 9.5%. The maturity dates range from 2011 to 2028.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of the long-term debt balance relates to capital leases and fixed asset financings, variable rate loans, and other types of debt. As of February 28, 2009 and May 31, 2008, $35.8 million and $48.9 million, respectively, were outstanding. The maturity dates range from 2009 to 2012.

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

As of February 28, 2009, we had at least $599.1 million available for the payment of cash dividends with respect to our common stock under the covenants limiting the payment of dividends in the Restated Credit Agreement.

11. Variable Interest Entities

In the normal course of business we interact with various entities that may be VIEs. Typical types of these entities are suppliers, customers, marketers and real estate companies. When determining the primary beneficiary of a VIE, we estimate the future cash flows and performance of the VIE, analyze the variability in those cash flows and allocate the losses and returns among the identified parties holding variable interest. We consider our explicit arrangements and implicit variable interests. If our variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. We identified PhosChem, South Fort Meade General Partner, LLC (“SFMGP”) and South Fort Meade Partnership, L.P. (“SFMP”) as VIEs in which we are the primary beneficiary. Therefore, in accordance with FIN 46(R), these entities are consolidated within our Phosphates segment. Under FIN 46(R), we must reassess the VIE status if there are changes in the entity’s capital structure, activities or assets. The status of PhosChem, SFMGP and SFMP as VIE’s has not changed since the date of the Combination. In addition, we did not identify any additional VIEs in which we hold a significant interest.

The primary beneficiary analysis for PhosChem determined that the members’ contracts with PhosChem to sell product absorbed the majority of the variability. The primary beneficiary determination was made because our share of the sales volume marketed through PhosChem is greater than 50% of the total and, as a result, we would absorb greater than 50% of the expected losses or expected residual returns. The primary beneficiary analysis for SFMGP and SFMP determined that we would absorb greater than 50% of the expected losses or expected residual returns. This is primarily the result of our guaranteed rental and royalty payments to the partnership.

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $160.7 million and $2,355.7 million for the three and nine months ended February 28, 2009, respectively, and $556.4 million and $1,713.5 million for the three and nine months ended February 29, 2008, which are included in our consolidated net sales. PhosChem funds its operations in part through a revolving line of credit, under which the outstanding borrowings were $15.9 million as of February 28, 2009 and $38.4 million as of May 31, 2008, and were included in short-term debt. The line of credit is secured by

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. All of these amounts are included in our Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008.

SFMP and SFMGP own the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP and SFMGP had no external sales in fiscal 2009 and 2008. SFMP and SFMGP fund their operations in part through a fixed rate Senior Secured Note due December 15, 2010, with a balance of $17.1 million and $23.0 million as of February 28, 2009 and May 31, 2008, respectively. These amounts are included in current maturities of long-term debt and long-term debt, less current maturities in our Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008.

The carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets for these consolidated entities are as follows:

(in millions)	February 28, 2009	May 31, 2008
Current Assets	$86.0	$184.7
Non Current Assets	$57.6	60.5

Total Assets	$143.6	$245.2

Current Liabilities	$49.8	$118.7
Non Current Liabilities	8.9	15.1

Total Liabilities	$58.7	$133.8

12. Accounting for Asset Retirement Obligations

We account for asset retirement obligations (“AROs”) in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems to neutralize the acidity; (iii) close phosphogypsum management systems at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and re-vegetate, as necessary, and monitor for three years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted to its present value using a credit-adjusted risk-free rate.

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2008	$515.6
Liabilities incurred	58.7
Liabilities settled	(71.1)
Accretion expense	27.0
Revisions in estimated cash flows for operating facilities	27.6

Total asset retirement obligation, February 28, 2009	557.8
Less current portion	102.2

Non-current asset retirement obligation	$455.6

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

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended		Nine months ended
(in millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost	$1.1	$1.7	$3.3	$5.1
Interest cost	9.1	7.9	27.3	23.6
Expected return on plan assets	(9.6)	(9.3)	(28.8)	(28.0)

Net periodic cost	$0.6	$0.3	$1.8	$0.7

	Post-retirement Benefit Plans
	Three months ended		Nine months ended
(in millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost	$0.2	$0.2	$0.5	$0.7
Interest cost	1.6	1.6	4.8	4.7

Net periodic cost	$1.8	$1.8	$5.3	$5.4

Based on an actuarial assessment, our minimum required contributions for fiscal 2009 were estimated at $20.3 million for our pension plans and $11.4 million for our other post-retirement benefit plans. However, during the nine months ended February 28, 2009, in order to improve our funding levels in our U.S. and Canadian pension plans, we made contributions of $57.6 million to our U.S. pension plans, $25.1 million to our Canadian pension plans and $4.6 million to our post-retirement benefit plans. During the nine months ended February 29, 2008, we contributed $17.9 million to our pension plans and $6.8 million to our post-retirement benefit plans, respectively.

14. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $29.0 million and $22.8 million at February 28, 2009 and May 31, 2008, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters.

Hutchinson, Kansas Sinkhole. In January 2005, a sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. Subsequent to this event, KDHE requested that we investigate the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. In response to this request, with KDHE approval, we conducted sonar and geophysical assessments of five former wells in the summer of 2008. We are currently negotiating an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE does not accept our proposed measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our AROs, which are discussed in Note 12 of our Consolidated Financial Statements. In contrast, the financial assurance requirements in Florida and Louisiana are based on the

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial tests. In the event that we are unable to satisfy these financial tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

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

The State of Louisiana also requires that we provide financial assurance for the closure and long-term care of phosphogypsum management systems in Louisiana. Because of a change in our corporate structure resulting from the Combination, we currently do not meet the financial responsibility tests under Louisiana’s applicable regulations. After consulting with the Louisiana Department of Environmental Quality (“LDEQ”), we requested an exemption, proposing an alternate financial responsibility test that included revised tangible net worth and U.S. asset requirements. LDEQ initially denied our request for an exemption in May 2006. We continue to pursue discussions with LDEQ including in the context of discussions with the DOJ and EPA regarding financial assurance as part of the EPA RCRA Initiative discussed above. If LDEQ does not grant the exemption, we will be required to (i) seek an alternate financial assurance test acceptable to LDEQ, (ii) provide credit support, which may include surety bonds, letters of credit and cash escrows or a combination thereof, currently in an amount of approximately $150.7 million, or (iii) enter into a compliance order with the agency. Assuming we maintain our current levels of liquidity and capital resources, we do not expect that compliance with current or alternative requirements will have a material effect on our results of operations, liquidity or capital resources.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Phosphate Mine Permitting in Florida

The Ona Extension of our Florida Mines. Certain counties and other petitioners challenged the issuance of an environmental resource permit for the Ona extension of our phosphate mines in central Florida, alleging primarily that phosphate mining in the Peace River Basin would have an adverse impact on the quality and quantity of the downstream water supply and on the quality of the water in Florida’s Charlotte Harbor. The matter went to hearing before an Administrative Law Judge (“ALJ”) in 2004 and to a remand hearing in October 2005. The ALJ issued a Recommended Order in May 2005 and a Recommended Order on Remand in June 2006. The ALJ recommended that the FDEP issue the permit to us with certain conditions which we viewed as acceptable. In the initial order, the ALJ found that phosphate mining has little, if any, impact on downstream water supplies or on Charlotte Harbor. The Deputy Secretary of the FDEP issued a Final Order in July 2006 adopting the ALJ’s orders with minor modifications and directed FDEP to issue the permit. The petitioners appealed the Deputy Secretary’s Final Order to the District Court of Appeal of the State of Florida, Second District. The District Court of Appeal upheld the permit as issued by the FDEP in February 2009. The petitioners are seeking reconsideration by the District Court of Appeal and we expect them to seek review by the Florida Supreme Court. We anticipate that the permit will be upheld on further appeal and that the appeal process will not adversely affect our future mining plans for the Ona extension.

The Altman Extension of the Four Corners Mine. Prior to the Combination, IMC applied for an environmental resource permit for the Altman Extension of our Four Corners mine in central Florida. Following administrative challenges by certain counties and other plaintiffs, the permit was issued in June 2006. In December 2007, the Manatee County Planning Commission, upon a recommendation in a report of the Manatee County staff, voted to recommend that the Board of County Commissioners deny authorizations required from Manatee County. The Manatee County Board of County Commissioners (the “Manatee County Board”) voted on September 16, 2008 to deny the authorizations. On September 29, 2008, we submitted a notice to the Manatee County Board of a claim under Florida’s Bert J. Harris, Jr., Private Property Rights Protection Act (the “Bert Harris Act”). Our claim under the Bert Harris Act was for approximately $618 million for 6.2 million tons of phosphate reserves that had been blocked from mining by the decision of the Manatee County Board. The Bert Harris Act protects the rights of large and small private property owners to make use of their land, and provides that while those rights can be prudently regulated by governmental agencies, private property owners’ rights cannot be inordinately burdened. The Manatee County Board voted on December 16, 2008 to make an offer of settlement to us on acceptable terms, and a settlement agreement (the “Settlement Agreement”) was executed with Manatee County on December 19, 2008. The Manatee County Board granted all necessary approvals to begin mining the Altman Extension in hearings on January 15 and February 5, 2009.

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought two lawsuits in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. One lawsuit is against Manatee County and seeks a writ of certiorari invalidating the Manatee County Board approvals. The other suit names both Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and seeks a declaratory

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment that the Settlement Agreement and the Manatee County Board approvals are null and void. We believe each of these suits is without merit and we intend to defend vigorously against them. We do not anticipate that these suits will adversely affect our future mining plans for the Altman Extension.

The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit for the Altman Extension in May 2008. The Sierra Club, Manasota-88, Gulf Restoration Network, Inc. and People for Protecting Peace River, Inc. sued the Corps in the United States District Court for the Middle District of Florida seeking to impede our ability to mine the Altman Extension. In October 2008, the Corps suspended the permit. The Corps is further reviewing the permit application. We are furnishing additional information to the Corps in response to its request and have been working with the Corps in an effort to have the permit reinstated. The court has granted the Sierra Club and the Corps a stay of the lawsuit pending re-issuance of the permit. We have moved to intervene in the lawsuit. We expect that the federal wetlands permit will be reinstated and ultimately upheld and that we will be able to mine the tract as allowed by state and federal law.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade Mine in central Florida straddle the county line between Polk and Hardee Counties. Mining has occurred and will continue in Polk County. We have applied to extend the mine into Hardee County. The FDEP issued a Notice of Intent to issue the environmental resources permit on June 30, 2008. Lee County and Sarasota County challenged the permit. On December 18, 2008, a state ALJ issued an order recommending that the FDEP issue the necessary permits for us to mine the Hardee County extension of the South Fort Meade Mine. The ALJ found for us on every issue in the case. The Secretary of the FDEP issued its Final Order accepting the ALJ’s findings in February and issued the final permit in March 2009. The Lee County Board of County Commissioners has voted to appeal the permit to the Second District Court of Appeal. Under a recent change in Florida law, Lee County is not entitled to an automatic stay of mining pending an appeal. Accordingly, from a state perspective, mining will not be delayed during the appeal. We are still awaiting a wetlands permit from the Corps.

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

IMC Salt Litigation

In August 2001, Madison Dearborn Partners, LLC (“MDP”) filed a lawsuit, Madison Dearborn Partners, LLC v. IMC Global Inc. (now known as Mosaic Global Holdings), in the Circuit Court of Cook County, Illinois alleging that Mosaic Global Holdings breached a three page non-binding letter of intent for the sale of a salt business to MDP. Mosaic Global Holdings sold the salt business to a party other than MDP in November 2001. MDP’s original complaint sought in the alternative specific performance or damages in excess of $0.1 million. In October 2004, the court granted Mosaic Global Holdings’ motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, be limited to the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price at which Mosaic Global Holdings ultimately sold the salt business, plus lost profits of the business. In October 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. In April 2005, MDP amended its complaint to add a new claim for fraud in addition to the existing breach of contract and promissory estoppel claims. Under its fraud claim, MDP sought reliance damages and punitive damages. In December 2005, the court granted Mosaic Global Holdings’ motion for partial summary judgment limiting damages under the fraud claim to out-of-pocket expenses that were incurred during a 36-day “exclusivity” period under the non-binding letter of intent. A bench trial was held from March 20, 2006 through April 12, 2006. At the conclusion of the trial, the judge granted Mosaic Global

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings’ motion for a directed verdict on the fraud claim. On April 11, 2007, the judge ruled in our favor on the promissory estoppel claim and in favor of MDP on the breach of contract claim, awarding MDP approximately $1.9 million in damages. We appealed the liability finding on the breach of contract claim and MDP appealed the partial summary judgment described above limiting the amount of damages that the plaintiff may recover. On December 19, 2008, the Appellate Court of Illinois, First Judicial District, affirmed in its entirety the decision of the Circuit Court of Cook County. On or about January 23, 2009, MDP petitioned the Illinois Supreme Court for leave to appeal the appellate court’s ruling. On March 25, 2009, the Illinois Supreme Court denied MDP’s petition for leave to appeal. We have paid the approximately $1.9 million judgment against us plus interest to MDP ending this matter.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States. The defendants in the October 2, 2008 Case also included a number of unnamed alleged co-conspirators. On November 13, 2008, the plaintiffs’ in the cases in the United States District Court for the Northern District of Illinois filed a consolidated class action complaint against the defendants, and on December 2, 2008 the Minn-Chem Case was consolidated with the Gage’s Fertilizer Case. The consolidated complaint was filed on behalf of the named plaintiffs and a purported class of all persons who purchased potash in the United States directly from the defendants during the period July 1, 2003 through the date of the consolidated complaint. The consolidated complaint generally alleges, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

On September 15, 2008, separate complaints were filed in the United States District Court for the Northern District of Illinois by Gordon Tillman (the “Tillman Case”); Feyh Farm Co. and William H. Coaker Jr. (the “Feyh Farm Case”); and Kevin Gillespie (the “Gillespie Case;” the Tillman Case and the Feyh Farm Case together with the Gillespie case being collectively referred to as the “Indirect Purchaser Cases;” and the Direct Purchaser Cases together with the Indirect Purchaser Cases being collectively referred to as the “Potash Antitrust Cases”). The defendants in the Indirect Purchaser Cases are generally the same as those in the Direct Purchaser Cases. On November 13, 2008, the initial plaintiffs in the Indirect Purchaser Cases and David Baier, an additional named plaintiff, filed a consolidated class action complaint. The factual allegations in the consolidated complaint are substantially identical to those summarized above with respect to the Direct Purchaser Cases.

The Indirect Purchaser Cases were filed on behalf of the named plaintiffs and a purported class of all persons who indirectly purchased potash and/or fertilizer containing potash for their own use during the Class

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Period in the United States, any of 26 specified states and the District of Columbia defined in the consolidated complaint as “Indirect Purchaser States,” any of 20 specified states and the District of Columbia defined in the consolidated complaint as “Consumer Fraud States”, and/or 48 states and the District of Columbia and Puerto Rico defined in the consolidated complaint as “Unjust Enrichment States.” The plaintiffs generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages where allowed by law, arising from defendants’ alleged continuing agreement, understanding, contract, combination and conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Act, Section 16 of the Clayton Act, the antitrust, or unfair competition laws of 21 states and the District of Columbia and the consumer protection and unfair competition laws of 22 states and the District of Columbia, as well as restitution or disgorgement of profits in the Unjust Enrichment States, damages for alleged common law restraint of trade in New York, and any penalties, punitive or exemplary damages and/or full consideration where permitted by applicable state law. The plaintiffs also seek costs of suit and reasonable attorneys’ fees where allowed by law and pre-judgment and post-judgment interest.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri alleging that our production of MicroEssentialsTM SZ, one of several types of the MicroEssentialsTM value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. We have filed an answer to the complaint responding that MicroEssentialsTM SZ does not infringe the plaintiffs’ patent and that the plaintiffs’ patent is invalid. We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

Other Claims

We also have certain other contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition.

15. Comprehensive (Expense) Income

Components of comprehensive (expense) income were as follows:

	Three months ended		Nine months ended
(in millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net earnings	$58.8	$520.8	$2,203.3	$1,220.3
Foreign currency translation adjustment	(125.8)	65.0	(1,150.0)	329.5
SFAS 158 adjustments	7.4	0.2	31.7	(5.3)

Total comprehensive (expense) income	$(59.6)	$586.0	$1,085.0	$1,544.5

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Stockholders’ Equity

On each of July 15, 2008, October 9, 2008 and December 11, 2008, our Board of Directors declared a quarterly dividend of $0.05 per share of our common stock. Dividends totaling $22.2 million were paid in each of the first three quarters of fiscal 2009.

17. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas and ammonia consumed in operations, changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

Foreign Currency Derivatives1—We periodically enter into derivatives contracts in order to reduce our foreign currency exchange rate risk. We use forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Consolidated Statements of Earnings. One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. Our Canadian businesses monitor their foreign currency risk by estimating their forecasted transactions and measuring their balance sheet exposure in U.S. dollars and Canadian dollars. We hedge certain of these risks through forward contracts and zero-cost collars. Our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Brazil Mercantile & Futures Exchange—and also enter into forward contracts to hedge foreign currency risk. Our other foreign locations also use forward contracts to reduce foreign currency risk.

Commodity Derivatives1—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of certain of our product inputs. Our commodity derivatives contracts primarily relate to purchases of natural gas and ammonia. We use forward purchase contracts, swaps, and three-way cost collars to reduce these risks. The use of these financial instruments reduces the exposure of these risks with the intent to reduce our risk and variability.

Freight Derivatives1—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of our freight. We use forward freight agreements to reduce the risk and variability of related price changes in freight. The use of these financial instruments reduces the exposure of these risks with the intent to reduce our risk and variability.

As of February 28, 2009, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	February 28, 2009
Foreign Currency	Foreign Currency	US Dollars	1,160.9
Natural Gas	Commodity	MMbtu	52.2
Freight	Freight	US Dollars	4.9

[1]	For additional disclosures about fair value measurement of derivative instruments, see Note 18, Fair Value Measurements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our foreign currency exchange contracts, commodities contracts, and freight contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); therefore, unrealized gains and losses are recorded in the Consolidated Statements of Earnings. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gain or (loss) used to hedge changes in our financial position is included in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

(in millions)		Three Months ended		Nine Months ended
Derivative Instrument	Location	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Foreign Currency Derivatives	Cost of Goods Sold	$(3.1)	$(3.6)	$1.7	$(13.9)
Foreign Currency Derivatives	Foreign Currency Transaction Gain (Loss)	(6.6)	6.7	2.8	(5.7)
Commodity Derivatives	Cost of Goods Sold	(30.9)	29.1	(158.9)	9.6
Freight Derivatives	Cost of Goods Sold	3.5	14.5	(8.3)	12.2

The gross fair market value of all derivative instruments and their location in our Balance Sheet are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives(1):

(in millions)	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	February 28, 2009	Location	February 28, 2009
Foreign Currency Derivatives	Other current assets	$11.4	Accrued liabilities	$(3.0)
Commodity Derivatives	Other current assets	15.6	Accrued liabilities	(119.8)
Commodity Derivatives	Other assets	2.4	Other noncurrent liabilities	(7.9)
Freight Derivatives	Other current assets	1.5	Accrued liabilities	(0.3)

Total		$30.9		$(131.0)

(a)	Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements and therefore do not reflect the net presentation as allowed by FIN 39-1.

The Company enters into derivative contracts with a variety of counterparties. The Company manages its concentration of counterparty credit risk on derivative instruments through policies guiding acceptable minimum counterparty credit ratings relating to commodity, freight, and foreign currency derivative instruments and daily counterparty settlement based on prescribed credit thresholds. In order to evaluate counterparty risk, prior to entering into derivative contracts, the Company utilizes both external credit reporting, where available, as well as an assessment of other relevant information such as current financial statements, credit agency reports and/or credit references. As of February 28, 2009, the Company reviewed its counterparties and believes that a concentration of risk does not exist and no single or group of counterparty’s failure would have a material effect on our Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Fair Value Measurements

Effective June 1, 2008, we adopted SFAS 157 and FSP SFAS 157-2 which deferred the adoption of portions of SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP SFAS 157-2 defers for one year the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise from the application of SFAS 157. The assets and liabilities included in our Consolidated Balance Sheet for which the adoption of SFAS 157 has been deferred include our long-lived assets, goodwill and AROs.

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

Fair Value Hierarchy

We determine the fair market values of our derivative contracts and certain other assets based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels within its hierarchy that may be used to measure fair value.

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

	February 28, 2009
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$9.0	$8.0	$1.0	$—
Commodity derivatives	0.3	—	0.3	—
Freight derivatives	1.2	—	1.1	0.1
India bonds	37.8	—	—	37.8

Total assets at fair value	$48.3	$8.0	$2.4	$37.9

Liabilities
Foreign currency derivatives	$(0.6)	$—	$(0.6)	$—
Commodity derivatives	(110.0)	—	(110.0)	—

Total liabilities at fair value	$(110.6)	$—	$(110.6)	$—

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

Commodity Derivatives—The commodity contracts primarily relate to natural gas and ammonia. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. The ammonia contracts settle using exchange-quoted prices. Quoted market prices are used to determine the fair value of these instruments; however, the market for this commodity is thinly traded exchanges and is not considered to create a liquid market in which quoted prices are readily available and we therefore classify these contracts in Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

India Bonds—Mosaic received fertilizer bonds from the Indian government as partial payment for the fertilizer subsidy. The mark-to-market valuation of the bonds was based on quoted market rates for similar government securities. These rates are adjusted by a spread to reflect the discount received on the fertilizer bonds and are classified as Level 3. Changes in the fair market value of these bonds are recognized in the Consolidated Financial Statements as a component of other comprehensive income.

The following table provides a reconciliation of changes in our Consolidated Balance Sheet for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of our ocean freight derivatives and India bonds.

(in millions)	Freight Derivatives	India Bonds
Fair value, June 1, 2008	$8.6	$2.7
Total gains and (losses), realized and unrealized, included in cost of goods sold	(8.5)	—
Total gains and (losses), unrealized, included in other comprehensive income	—	(2.6)
Total gains and (losses), realized, included in interest income	—	4.1
Purchases, issuances, settlements	—	33.6
Transfers in/out of Level 3	—	—

Fair value, February 28, 2009	$0.1	$37.8

19. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of February 28, 2009, Cargill and certain of its subsidiaries owned approximately 64.3% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of February 28, 2009, the net amount due to Cargill and its affiliates related to these transactions totaled $12.1 million. At May 31, 2008, the net amount due from Cargill and its affiliates was $12.4 million.

Cargill made $0.6 million of equity contributions during the nine months ended February 28, 2009 and $4.6 million during fiscal year 2008.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

(in millions)	Three months ended		Nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Transactions with Cargill and affiliates included in net sales	$13.4	$69.5	$248.4	$187.8
Transactions with Cargill and affiliates included in cost of goods sold	14.3	29.2	139.0	174.3
Payments to Cargill and affiliates included in selling, general and administrative expenses	2.6	2.9	9.1	10.9
Interest expense (income) paid to/received from Cargill and affiliates	(0.1)	0.8	0.3	1.9

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of February 28, 2009 and May 31, 2008, the net amount due from our non-consolidated companies totaled $294.2 million and $191.4 million, respectively.

The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
(in millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Transactions with non-consolidated companies included in net sales	$186.0	$213.9	$1,211.1	$498.3
Transactions with non-consolidated companies included in cost of goods sold	22.1	51.6	362.3	218.2

20. Sale of Equity Investment

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

21. Business Segments

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in millions)	Phosphates	Potash	Offshore	Corporate, Eliminations and Other	Total
Three months ended February 28, 2009
Net sales to external customers	$527.4	$470.7	$343.2	$34.2	$1,375.5
Intersegment net sales	25.0	10.1	1.5	(36.6)	—

Net sales	552.4	480.8	344.7	(2.4)	1,375.5
Gross margin	(63.2)	206.6	(81.5)	78.4	140.3
Operating earnings (loss)	(123.9)	186.0	(103.6)	85.2	43.7
Capital expenditures	127.7	65.4	2.2	1.4	196.7
Depreciation, depletion and amortization	57.1	27.1	3.7	2.5	90.4
Equity in net earnings (loss) of non-consolidated companies	0.9	—	5.9	(0.8)	6.0

Three months ended February 29, 2008
Net sales to external customers	$1,188.1	$536.3	$386.2	$36.6	$2,147.2
Intersegment net sales	69.7	11.0	0.8	(81.5)	—

Net sales	1,257.8	547.3	387.0	(44.9)	2,147.2
Gross margin	478.4	209.1	43.2	(2.8)	727.9
Restructuring gain	(0.8)	—	—	—	(0.8)
Operating earnings (loss)	442.7	195.9	18.1	(9.3)	647.4
Capital expenditures	50.3	32.9	3.0	0.4	86.6
Depreciation, depletion and amortization	46.0	33.7	4.6	2.4	86.7
Equity in net earnings of non-consolidated companies	0.8	—	6.8	23.3	30.9

Nine months ended February 28, 2009
Net sales to external customers	$4,270.0	$2,385.1	$1,948.7	$100.7	$8,704.5
Intersegment net sales	626.1	45.3	6.4	(677.8)	—

Net sales	4,896.1	2,430.4	1,955.1	(577.1)	8,704.5
Gross margin	1,240.7	1,284.7	3.9	33.3	2,562.6
Operating earnings (loss)	1,085.7	1,211.3	(64.7)	42.3	2,274.6
Capital expenditures	351.4	237.1	14.4	3.9	606.8
Depreciation, depletion and amortization	158.2	89.2	12.5	7.6	267.5
Equity in net earnings of non-consolidated companies	1.0	—	62.0	31.5	94.5

Nine months ended February 29, 2008
Net sales to external customers	$3,386.3	$1,347.9	$1,523.3	$88.4	$6,345.9
Intersegment net sales	284.8	42.8	5.5	(333.1)	—

Net sales	3,671.1	1,390.7	1,528.8	(244.7)	6,345.9
Gross margin	1,229.5	510.9	144.4	(12.0)	1,872.8
Restructuring loss	9.5	—	—	—	9.5
Operating earnings (loss)	1,099.7	467.3	73.9	(14.3)	1,626.6
Capital expenditures	128.1	105.0	12.8	1.9	247.8
Depreciation, depletion and amortization	140.7	92.5	13.1	7.1	253.4
Equity in net earnings of non-consolidated companies	2.5	—	41.6	44.1	88.2

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended		Nine months ended
(in millions)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net sales(a):
India	$215.5	$132.7	$1,986.9	$1,010.6
Brazil	137.7	318.6	1,203.4	1,057.0
Canpotex(b)	180.5	196.2	1,184.4	460.4
Canada	103.5	140.3	439.8	330.1
Japan	27.3	61.1	210.9	142.9
Australia	40.3	184.0	193.1	222.7
Argentina	7.6	35.3	182.0	208.1
Chile	8.1	9.0	157.9	124.4
Mexico	18.5	54.5	111.2	129.4
Thailand	27.2	35.1	110.0	91.2
Colombia	8.8	38.4	97.9	100.6
China	10.8	18.6	61.6	57.8
Other	36.5	127.8	191.8	270.2

Total non-US countries	822.3	1,351.6	6,130.9	4,205.4
United States	553.2	795.6	2,573.6	2,140.5

Consolidated	$1,375.5	$2,147.2	$8,704.5	$6,345.9

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations

The following table shows the results of operations for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three months ended		2009-2008		Nine months ended		2009-2008
(dollars in millions, except per share data)	February 28, 2009	February 29, 2008	Change	Percent	February 28, 2009	February 29, 2008	Change	Percent
Net sales	$1,375.5	$2,147.2	$(771.7)	(36%)	$8,704.5	$6,345.9	$2,358.6	37%
Cost of goods sold	1,206.9	1,419.3	(212.4)	(15%)	5,820.1	4,473.1	1,347.0	30%
Lower of cost or market write-down	28.3	—	28.3	NM	321.8	—	321.8	NM

Gross margin	140.3	727.9	(587.6)	(81%)	2,562.6	1,872.8	689.8	37%
Gross margin percentage	10.2%	33.9%			29.4%	29.5%
Selling, general and administrative expenses	71.3	81.2	(9.9)	(12%)	238.1	227.6	10.5	5%
Restructuring loss (gain)	0.6	(0.8)	1.4	NM	0.6	9.5	(8.9)	(94%)
Other operating expense	24.7	0.1	24.6	NM	49.3	9.1	40.2	442%

Operating earnings	43.7	647.4	(603.7)	(93%)	2,274.6	1,626.6	648.0	40%
Interest expense, net	8.2	24.7	(16.5)	(67%)	27.1	84.2	(57.1)	(68%)
Foreign currency transaction (gain) loss	(47.1)	(1.5)	(45.6)	NM	(166.1)	70.3	(236.4)	NM
Gain on sale of equity investment	—	—	—	NM	(673.4)	—	(673.4)	NM
Other income	(0.2)	(26.5)	26.3	(99%)	(6.1)	(27.7)	21.6	(78%)

Earnings from consolidated companies before income taxes	82.8	650.7	(567.9)	(87%)	3,093.1	1,499.8	1,593.3	106%
Provision for income taxes	30.7	159.2	(128.5)	(81%)	979.6	360.9	618.7	171%

Earnings from consolidated companies	52.1	491.5	(439.4)	(89%)	2,113.5	1,138.9	974.6	86%
Equity in net earnings of non-consolidated companies	6.0	30.9	(24.9)	(81%)	94.5	88.2	6.3	7%
Minority interests in net loss (earnings) of consolidated companies	0.7	(1.6)	2.3	NM	(4.7)	(6.8)	2.1	(31%)

Net earnings	$58.8	$520.8	$(462.0)	(89%)	$2,203.3	$1,220.3	$983.0	81%

Diluted net earnings per share	$0.13	$1.17	$(1.04)	(89%)	$4.94	$2.74	$2.20	80%
Diluted weighted average number of shares outstanding (in millions)	445.8	446.1			446.2	445.1

Overview of Consolidated Results for the three months ended February 28, 2009 and February 29, 2008

Our net earnings for the fiscal 2009 third quarter ended February 28, 2009 were $58.8 million, or $0.13 per diluted share, compared with net earnings of $520.8 million, or $1.17 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

The decrease in our net earnings in the third quarter of fiscal 2009 compared with a year ago was primarily the result of a sharp decline in sales and production volumes, higher raw material costs and decreased phosphate selling prices as demand for crop nutrients slowed. Market conditions in the third quarter of fiscal 2008 for all segments were robust compared to historical results, accentuating the year-over-year decline in results.

•

The strong agricultural fundamentals that underpinned increased global demand and increased market prices for crop nutrients over the past year and a half through the first quarter of fiscal 2009 were driven by increasing world population, improving household incomes and increasing demand for protein-rich foods, particularly in developing regions such as China, India and Latin America, as well as the emergence of the biofuels industry.

•

During the second quarter of fiscal 2009 market conditions began to deteriorate. This was due to a change in buyer sentiment resulting from, among other factors, lower grain and oilseed prices, a late North American harvest in the fall of 2008, a build-up of inventories in the distribution supply chain, the global economic slowdown and re-calibration of the phosphate market to reflect lower raw material input costs. These market conditions caused phosphate selling prices to begin to decline sharply toward the end of the fiscal 2009 second quarter. These factors also caused farmers to delay purchases of crop nutrients in anticipation of reduced selling prices.

•

Any prolonged reduction of crop nutrients application will result in lower grain and oilseed crop yields. Despite the current weakness in crop nutrient demand, we believe that in the longer term resurgence in crop nutrient demand is necessary if global agriculture is to replenish depleted grain and oilseed stocks while at the same time meeting an increasing global demand for food and fuel. Record global production of grains and oilseeds the past two years has not sufficiently improved the ratio of grain and oilseed stocks to use from one of the lowest levels since the mid-1970’s.

•

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients declined 50% to 1.1 million tonnes for the third quarter of fiscal 2009 from 2.2 million tonnes in the same period last year. We significantly reduced our production in the third quarter of fiscal 2009 due to a decline in demand and to better manage our inventories.

•

Our average selling price for diammonium phosphate fertilizer (“DAP”) decreased 15% to $413 per tonne in the third quarter of fiscal 2009 from $487 per tonne in the same period last year. The decrease in selling price was the result of the factors noted above.

•

Potash sales volumes decreased 63% to 0.8 million tonnes for the third quarter of fiscal 2009 from 2.1 million tonnes in the same period last year. We significantly reduced our production beginning in the third quarter of fiscal 2009 due to a decline in demand and to better manage our inventories.

•	Our average selling price for muriate of potash (“MOP”) increased to $565 per tonne in the third quarter of fiscal 2009 from $221 per tonne in the same period last year.

•

Gross margin in the Phosphates segment was negatively impacted by a decline in sales volumes, higher raw material costs, the effects of significantly lower operating rates on fixed cost absorption, lower selling prices and net unfavorable realized and unrealized derivative activity compared with a year ago. Sulfur and ammonia raw material costs for our Phosphates segment significantly increased compared with the same period last year due to high demand through the first half of our second quarter of fiscal 2009. The average price for sulfur in cost of goods sold increased to $228 per long ton in the third quarter of fiscal 2009 from $175 in the same period of fiscal 2008. The average price for ammonia (central Florida) in cost of goods sold increased to $496 per tonne in the third quarter of fiscal 2009 from $399 in the same period of fiscal 2008. During the third quarter of fiscal 2009, market prices for these raw materials significantly decreased. We were unable to realize the full benefit of the declining market prices for sulfur and ammonia in our Phosphate segment’s results because of sulfur and ammonia inventories purchased before the significant price declines. To date, fourth quarter fiscal 2009 gross margin is benefiting from sales volumes and operating rates that are improved from the third quarter 2009 but remain well below fourth quarter fiscal 2008 levels, while DAP selling prices have continued to decline to the mid $300 per tonne range. As a result, gross margin remains under pressure, particularly until higher cost inventories, including raw materials, are fully utilized.

•

Gross margin in the Offshore segment was negatively impacted by a decline in sales volumes, reduced selling prices and recording a $32.5 million lower of cost or market inventory write-down primarily related to high cost inventories held in Brazil and Argentina, where market pricing deteriorated from second quarter levels.

•

Our gross margins were further impacted by net unrealized mark-to-market derivative losses of $30.5 million in the third quarter of fiscal 2009 compared with net unrealized mark-to-market derivative gains of $40.0 million for the same period a year ago.

•	A foreign currency transaction gain of $47.1 million was recorded in the third quarter of fiscal 2009 compared with a $1.5 million gain in the third quarter of fiscal 2008.

•

Income tax expense was $30.7 million resulting in an effective tax rate of 37.1% for the third quarter of fiscal 2009, compared to income tax expense of $159.2 million or an effective tax rate of 24.5% in the third quarter of fiscal 2008.

Overview of Consolidated Results for the nine months ended February 28, 2009 and February 29, 2008

Our net earnings for the first nine months of fiscal 2009 were $2.2 billion, or $4.94 per diluted share, compared with net earnings of $1.2 billion, or $2.74 per diluted share, for the same period a year ago. The significant factors that affected our nine months ended February 28, 2009 results of operations and financial condition are the increases in crop nutrient prices in the first half of fiscal 2009, the factors that affected our third quarter fiscal 2009 results of operations and financial condition listed above and the gain on sale of our interest in Saskferco Products ULC. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients decreased 34% to 4.4 million tonnes for the first nine months of fiscal 2009 from 6.7 million tonnes in the same period last year. We reduced our production in the second and third quarters of fiscal 2009 due to a decline in demand and to better manage our inventories.

•	Our average selling price for DAP increased 104% to $886 per tonne in the first nine months of fiscal 2009 from $435 per tonne in the same period last year.

•	Potash sales volumes decreased 29% to 4.4 million tonnes for the first nine months of fiscal 2009 from 6.2 million tonnes in the same period last year.

•	Our average selling price for MOP increased to $518 per tonne in the first nine months of fiscal 2009 from $185 per tonne in the same period last year.

•

Gross margin benefits of higher selling prices in the Phosphates segment were largely offset by lower sales volumes, a lower of cost or market inventory write-down in the second fiscal quarter, significantly higher raw material costs, the effects of lower operating rates on fixed cost absorption and net unfavorable realized and unrealized derivative activity compared with a year ago. Sulfur and ammonia raw material costs for our Phosphates segment significantly increased. The average price for sulfur in cost of goods sold increased to $483 per long ton in the first nine months of fiscal 2009 from $115 in the same period of fiscal 2008. The average price for ammonia (central Florida) in cost of goods sold increased to $631 per tonne in the first nine months of fiscal 2009 from $345 in the same period of fiscal 2008.

•

Declining selling prices, primarily for phosphates, caused by the factors discussed above in the Overview section of the results for the three months ended, required us to record lower of cost or market inventory write-downs in fiscal 2009, primarily in the Phosphates and Offshore segments. These lower of cost or market write-downs, which totaled $321.8 million in the first nine months of fiscal 2009, were necessary because the carrying cost of certain ending inventories exceeded our estimates of future selling prices less reasonably predictable selling costs.

•

Our gross margins were impacted by net unrealized mark-to-market derivative losses of $165.5 million for the nine months of fiscal 2009 compared with net unrealized mark-to-market derivative gains of $7.9 million for the same period a year ago.

•	A $673.4 million gain on the sale of our interest in Saskferco Products ULC was recorded in the first nine months of fiscal 2009.

•	A foreign currency transaction gain of $166.1 million was recorded in the first nine months of fiscal 2009 compared with a $70.3 million loss for the same period a year ago.

•

Income tax expense was $979.6 million resulting in an effective tax rate of 31.7% for the first nine months of fiscal 2009, compared to income tax expense of $360.9 million or an effective tax rate of 24.1% a year ago.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended		2009-2008		Nine months ended		2009-2008
(dollars in millions, except price per tonne or unit)	February 28, 2009	February 29, 2008	Change	Percent	February 28, 2009	February 29, 2008	Change	Percent
Net sales:
North America	$341.0	$578.8	$(237.8)	(41%)	$1,781.1	$1,547.0	$234.1	15%
International	211.4	679.0	(467.6)	(69%)	3,115.0	2,124.1	990.9	47%

Total	552.4	1,257.8	(705.4)	(56%)	4,896.1	3,671.1	1,225.0	33%
Cost of goods sold	615.6	779.4	(163.8)	(21%)	3,442.2	2,441.6	1,000.6	41%
Lower of cost or market write-down	—	—	—	NM	213.2	—	213.2	NM

Gross margin	$(63.2)	$478.4	$(541.6)	(113%)	$1,240.7	$1,229.5	$11.2	1%

Gross margin as a percent of net sales	(11.4%)	38.0%			25.3%	33.5%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	482	979	(497)	(51%)	1,627	2,727	(1,100)	(40%)
International	500	980	(480)	(49%)	2,378	3,321	(943)	(28%)

Total	982	1,959	(977)	(50%)	4,005	6,048	(2,043)	(34%)
Feed Phosphates	115	249	(134)	(54%)	415	683	(268)	(39%)

Total	1,097	2,208	(1,111)	(50%)	4,420	6,731	(2,311)	(34%)

Average selling price per tonne:
DAP (FOB plant)	$413	$487	$(74)	(15%)	$886	$435	$451	104%
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$496	$399	$97	24%	$631	$345	$286	83%
Sulfur (long ton)	228	175	53	30%	483	115	368	320%

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended February 28, 2009 and February 29, 2008

Phosphate’s net sales decreased 56% to $552.4 million in the third quarter of fiscal 2009, as a result of a 50% decline in sales volumes and a 15% decrease in the average DAP selling price.

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients decreased 50% to 1.1 million tonnes for the third quarter of fiscal 2009. Phosphate crop nutrients volumes to North America and International customers both decreased approximately 50%, due to the factors described above in the Overview section. Feed phosphate sales volumes declined approximately 54% primarily due to weak economics in the livestock industry and customers switching to lower cost substitutes.

Our average DAP price was $413 per tonne in the third quarter of fiscal 2009, a decrease of $74 per tonne or 15% compared with the same period last year. Following the strong increases of the past year, the market DAP selling price began to decline sharply toward the end of the second quarter of fiscal 2009. This was due to the combined effects of several factors previously described in the Overview Section.

Gross margin decreased to a loss of $63.2 million in the third quarter of fiscal 2009 compared to $478.4, or 38% of net sales in the same period of fiscal 2008. The decline in gross margin was primarily due to a decline in sales volumes, higher sulfur and ammonia raw material costs, the effects of significantly lower operating rates on fixed cost absorption, lower selling prices, lower net unrealized mark-to-market derivative gains, and higher net realized natural gas derivative losses compared with a year ago. Net unrealized mark-to-market derivative gains were $2.8 million in the third quarter of fiscal 2009 compared with $25.7 million for the same period a year ago. In addition, Phosphates had realized losses on natural gas derivatives of $29.5 million in the third quarter of fiscal 2009 compared with $1.3 million for the same period a year ago.

The average price for sulfur in cost of goods sold increased to $228 per long ton in the third quarter of fiscal 2009 from $175 in the same period of fiscal 2008. The average price for ammonia (central Florida) in cost of goods sold increased to $496 per tonne in the third quarter of fiscal 2009 from $399 in the same period of fiscal 2008. Due to our beginning inventories of concentrated phosphates and raw materials, and our previous sulfur and ammonia purchase commitments, our cost of goods sold in the third quarter of fiscal 2009 did not reflect declining market prices for sulfur and ammonia. To date, fourth quarter fiscal 2009 gross margin is benefiting from sales volumes and operating rates that are improved from the third quarter 2009 but remain well below fourth quarter fiscal 2008 levels, while DAP selling prices have continued to decline to the mid $300 per tonne range. As a result, gross margin remains under pressure, particularly until higher cost inventories, including raw materials, are fully utilized.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate crop nutrients outside of the U.S. for us and its other member. Included in our third quarter results in fiscal 2009 is PhosChem revenue from sales for its other members of $1.4 million, compared to $69.0 million for the third quarter in fiscal 2008.

Phosphates’ production of dry concentrates decreased to 0.9 million tonnes for the third quarter of fiscal 2009 compared with 1.9 million tonnes for the same period last year. We reduced our phosphate production in response to a build-up of inventories in crop nutrient distribution channels and a decline in demand. Toward the end of the third quarter of fiscal 2009, we increased production closer to normal levels due to increased sales orders and demand.

Nine months ended February 28, 2009 and February 29, 2008

Phosphates’ net sales increased to $4.9 billion or 33% in the first nine months of fiscal 2009, as a result of a significant increase in the average DAP selling price in the first half of fiscal 2009, partially offset by a 34% decline in sales volumes for the first nine months of fiscal 2009. The average price of DAP increased to $886 per tonne, an increase of $451 per tonne compared with the same period in the prior fiscal year. PhosChem revenue from sales for its other members was $614.0 million in the first nine months of fiscal 2009 compared with $351.1 million for the first nine months of fiscal 2008.

Gross margin dollars were approximately flat; however, gross margin as a percentage of net sales declined to 25% in the first nine months of fiscal 2009 from 33% for the same period in fiscal 2008. The decrease in gross margin percentage was primarily a result of lower sales volumes, significantly higher sulfur and ammonia raw material costs, the lower of cost or market inventory write-down recorded in the second quarter of fiscal 2009, the effects of lower operating rates on fixed cost absorption, unfavorable unrealized mark-to-market derivative activity and higher realized losses on derivatives, partially offset by the effect of increased selling prices in the first half of fiscal 2009. Phosphates had unrealized mark-to-market derivative losses of $99.8 million for the nine months of fiscal 2009 compared with a net gain of $13.5 million for the nine months ended in fiscal 2008. Phosphates also had realized losses on natural gas derivatives of $38.0 million in the first nine months of fiscal 2009 compared with $9.1 million for the same period a year ago.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and selling price:

	Three months ended		2009-2008		Nine months ended		2009-2008
(dollars in millions, except price per tonne or unit)	February 28, 2009	February 29, 2008	Change	Percent	February 28, 2009	February 29, 2008	Change	Percent
Net sales:
North America	$281.6	$322.5	$(40.9)	(13%)	$1,133.0	$839.0	$294.0	35%
International	199.2	224.8	(25.6)	(11%)	1,297.4	551.7	745.7	135%

Total	480.8	547.3	(66.5)	(12%)	2,430.4	1,390.7	1,039.7	75%
Cost of goods sold	274.2	338.2	(64.0)	(19%)	1,145.7	879.8	265.9	30%

Gross margin	$206.6	$209.1	$(2.5)	(1%)	$1,284.7	$510.9	$773.8	151%

Gross margin as a percent of net sales	43.0%	38.2%			52.9%	36.7%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	201	825	(624)	(76%)	1,271	2,404	(1,133)	(47%)
International	317	1,028	(711)	(69%)	2,328	3,046	(718)	(24%)

Total	518	1,853	(1,335)	(72%)	3,599	5,450	(1,851)	(34%)
Non-agricultural	266	249	17	7%	804	753	51	7%

Total(b)	784	2,102	(1,318)	(63%)	4,403	6,203	(1,800)	(29%)

Average selling price per tonne:
MOP (FOB Plant)	$565	$221	$344	156%	$518	$185	$333	180%
K-Mag® (FOB Plant)	$354	$145	$209	144%	$309	$133	$176	132%

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)

Includes sales volumes (in thousands of metric tonnes) of 75 tonnes and 409 tonnes of K-Mag® for the three and nine months ended February 28, 2009, respectively, and 246 tonnes and 600 tonnes of K-Mag® for the three and nine months ended February 29, 2008, respectively.

Three months ended February 28, 2009 and February 29, 2008

Potash net sales were $480.8 million in the third quarter of fiscal 2009 compared to $547.3 million in the same period of fiscal 2008. The net sales decrease of 12% in the third quarter of fiscal 2009 resulted from significantly lower selling volumes, partially offset by higher selling prices. Sales volumes declined by 63% in the quarter due to slow demand around the world as a result of a build-up of inventories in the distribution pipeline and other factors previously noted in the Overview Section.

We sell two primary potash crop nutrient products, MOP and K-Mag®, a specialty product. Our average MOP selling price was $565 per tonne in the third quarter of fiscal 2009, an increase of $344 per tonne compared with the same period last year. Our average K-Mag® selling price of $354 per tonne in the third quarter of fiscal 2009 increased $209 per tonne compared with the same period in fiscal 2008. Like other crop nutrients, the demand momentum for potash began to slow in the latter half of our fiscal 2009 second quarter. Prices to non-agricultural customers generally are based on long-term contracts at prices which are currently below our average MOP selling price.

Potash gross margin dollars were relatively flat; however, gross margin as a percentage of net sales increased to 43% in the third quarter of fiscal 2009 compared to 38% in the same period in fiscal 2008. Gross margin as a percentage of net sales increased primarily as a result of the higher selling prices and a favorable foreign exchange impact on operating expenses offset by the sharp decline in sales volumes, the effects of significantly lower operating rates on fixed cost absorption and net unrealized mark-to-market derivative losses. Net unrealized mark-to-market derivative losses (primarily on natural gas derivatives) were $28.5 million in the third quarter of fiscal 2009 compared with a net gain of $11.1 million for the same period a year ago.

Potash production was 1.4 million tonnes and 2.2 million tonnes for the three months ended February 28, 2009 and February 29, 2008, respectively. Due to slow demand and in order to more effectively manage inventories, we began reducing potash production at our mines and plants in the third quarter of fiscal 2009 and will continue to do so until demand improves.

Nine months ended February 28, 2009 and February 29, 2008

Potash’s net sales increased 75% in the first nine months of fiscal 2009 compared to fiscal 2008 primarily due to increased selling prices, partially offset by a 29% decline in sales volumes. Potash sales volumes decreased to 4.4 million tonnes in the first nine months of fiscal 2009 compared with 6.2 million tonnes a year ago, due to decreased demand that began in the latter half of the second quarter of fiscal 2009 as a result of the factors previously noted.

Our average MOP selling price was $518 per tonne in the first nine months of fiscal 2009, an increase of $333 per tonne compared with the same period in the prior fiscal year. Our average K-Mag® selling price was $309 per tonne in the first nine months of fiscal 2009, an increase of $176 per tonne, compared with the same period in the prior fiscal year. The increased selling prices were due to stronger demand in the first quarter and first part of the fiscal 2009 second quarter.

Potash gross margin as a percent of net sales increased to 53% in the first nine months of fiscal 2009 from 37% in the same period in fiscal 2008. The increase in gross margin as a percentage of net sales was primarily the result of higher selling prices, partially offset by higher Canadian resource taxes and royalties and net unrealized mark-to-market derivative losses. In the first nine months of fiscal 2009, Canadian resource tax and royalties expense was $389.6 million compared with $152.9 million in the same period a year ago. Net unrealized mark-to-market derivative losses (primarily on natural gas derivatives) were $71.1 million for the first nine months of fiscal 2009 compared with $7.2 million for the same period a year ago.

Potash production decreased to 5.4 million tonnes in the first nine months of fiscal 2009 compared to 5.9 million tonnes during the same period a year ago.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, and gross margin as a percentage of net sales:

	Three months ended		2009-2008		Nine months ended		2009-2008
(in millions)	February 28, 2009	February 29, 2008	Change	Percent	February 28, 2009	February 29, 2008	Change	Percent
Net sales	$344.7	$387.0	$(42.3)	(11%)	$1,955.1	$1,528.8	$426.3	28%
Cost of goods sold	393.7	343.8	49.9	15%	1,769.4	1,384.4	385.0	28%
Lower of cost or market write-down(a)	32.5	—	32.5	NM	181.8	—	181.8	NM

Gross margin	$(81.5)	$43.2	$(124.7)	(289%)	$3.9	$144.4	$(140.5)	(97%)

Gross margin as a percent of net sales	(23.6%)	11.2%			0.2%	9.4%

(a)	The Offshore segment impact of lower of cost or market inventory write-downs was $32.5 million and $181.8 million for the three and nine months ended February 28, 2009, respectively; however, the consolidated impact was $28.3 million and $102.8 million for the three and nine months ended February 28, 2009, respectively, as some of the product was purchased from the Phosphates segment. The $4.2 million and $79.0 million intercompany amounts for the three and nine months ended February 28, 2009, respectively, were eliminated and included in our Corporate, Eliminations, and Other segment. In addition, the Corporate, Eliminations and Other segment includes a $5.8 million lower of cost or market inventory write-down related to nitrogen products for the nine months ended February 28, 2009.

Three months ended February 28, 2009 and February 29, 2008

Offshore net sales decreased to $344.7 million or 11% in the third quarter of fiscal 2009 compared with the same period in fiscal 2008, primarily due to weak sales volume and other factors previously noted in the Overview Section. Gross margin decreased to a loss of $81.5 million in the third quarter, compared to a gross margin of $43.2 million, or 11% of net sales, for the same period last year. The decline in gross margin compared to a year ago was the result of a decline in sales volumes, reduced selling prices and a $32.5 million lower of cost or market inventory write-down in the third quarter of fiscal 2009. Strong Offshore results in fiscal 2008 primarily reflected the benefit of positioning lower cost inventories in a period of rising selling prices and accentuated the decline in the current year period. The lower of cost or market inventory write-down in the third quarter of fiscal 2009 was primarily related to remaining high cost inventories held in Brazil and Argentina, where market pricing deteriorated from second quarter levels. Offshore crop nutrient demand has remained weak in the fourth quarter of fiscal 2009 to date and gross margin will be adversely affected until demand improves and the remaining high cost inventories are sold.

Nine months ended February 28, 2009 and February 29, 2008

Offshore net sales increased to $2.0 billion, or 28%, in the first nine months of fiscal 2009, compared with the same period in fiscal 2008, mainly as a result of an increase in selling prices, partially offset by a sales volume decline. In the first nine months of fiscal 2009, gross margin declined to $3.9 million, or less than 1% of net sales, compared to $144.4 million, or 9.4% of net sales, for the same period in fiscal 2008. The decrease in gross margin as a percentage of net sales was primarily due to the decline in sales volume and the lower of cost or market inventory write-down of $181.8 million in the second and third quarters of fiscal 2009 as discussed above, along with other factors previously noted, partially offset by the benefit of positioning lower cost inventories in the fiscal 2009 first quarter. Strong Offshore results in fiscal 2008 primarily reflected the benefits of positioning lower cost inventories in a period of rising selling prices and accentuated the decline in the current year period.

Other Income Statement Items

	Three months ended		2009-2008		Percent of Net Sales
(in millions)	February 28, 2009	February 29, 2008	Change	Percent	2009	2008
Selling, general and administrative expenses	$71.3	$81.2	$(9.9)	(12%)	5%	4%
Other operating expenses	24.7	0.1	24.6	NM	2%	0%
Interest expense	19.6	33.4	(13.8)	(41%)	1%	2%
Interest income	11.4	8.7	2.7	31%	1%	0%

Interest expense, net	8.2	24.7	(16.5)	(67%)	1%	1%
Foreign currency transaction gain	(47.1)	(1.5)	(45.6)	NM	(3%)	0%
Other income	(0.2)	(26.5)	26.3	(99%)	0%	(1%)
Provision for income taxes	30.7	159.2	(128.5)	(81%)	0%	7%
Equity in net earnings of nonconsolidated companies	6.0	30.9	(24.9)	(81%)	0%	1%

	Nine months ended		2009-2008		Percent of Net Sales
(in millions)	February 28, 2009	February 29, 2008	Change	Percent	2009	2008
Selling, general and administrative expenses	$238.1	$227.6	$10.5	5%	3%	4%
Other operating expenses	49.3	9.1	40.2	442%	1%	0%
Interest expense	68.4	107.4	(39.0)	(36%)	1%	2%
Interest income	41.3	23.2	18.1	78%	0%	0%

Interest expense, net	27.1	84.2	(57.1)	(68%)	0%	1%
Foreign currency transaction (gain) loss	(166.1)	70.3	(236.4)	NM	(2%)	1%
Gain on sale of equity investment	(673.4)	—	(673.4)	NM	(8%)	0%
Other income	(6.1)	(27.7)	21.6	(78%)	0%	0%
Provision for income taxes	979.6	360.9	618.7	171%	11%	6%
Equity in net earnings of nonconsolidated companies	94.5	88.2	6.3	7%	1%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $71.3 million and $238.1 million for the three and nine months ended February 28, 2009, compared to $81.2 million and $227.6 million for the three and nine months ended February 29, 2008. The decrease in selling, general and administrative expenses for the three months ended February 28, 2009 compared to the three months ended February 29, 2008 was primarily the result of lower incentive compensation accruals. The increase in selling, general and administrative expenses for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008 was primarily the result of higher share-based and other compensation expense, and higher external consulting and professional fees, partially offset by lower incentive compensation accruals.

Other Operating Expenses

Other operating expenses were $24.7 million and $49.3 million for the three and nine months ended February 28, 2009, compared to $0.1 million and $9.1 million for the three and nine months ended February 29, 2008. The increase in other operating expenses for the three and nine months ended February 28, 2009 compared to the three and nine months ended February 29, 2008 was primarily due to a change in the estimated ARO cash flows for our idled facilities.

Interest Expense, net

Interest expense, net of interest income, was $8.2 million and $27.1 million for the three and nine months ended February 28, 2009, compared to $24.7 million and $84.2 million for the three and nine months ended February 29, 2008, respectively. The decrease in interest expense for the three and nine months ended February 28, 2009 related primarily to the lower average debt balances as a result of repayments of debt in fiscal 2008. For further discussion, refer to Note 10 of our Notes to Consolidated Financial Statements. The increase in interest income was related to interest earned on higher cash balances.

Foreign Currency Transaction (Gain) Loss

For the three and nine months ended February 28, 2009, we recorded foreign currency transaction gains of $47.1 million and $166.1 million, respectively, compared with a gain of $1.5 million and a loss of $70.3 million, respectively, for the same periods in the prior year. For the three and nine months ended February 28, 2009, the gains were mainly the result of the effect of a weakening of the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the effect of a weakening of the Brazilian Real on significant U.S. dollar denominated payables. For the three and nine months ended February 28, 2009, the average value of the Canadian dollar decreased by 2.9% and 28.4%, respectively, and the average value of the Brazilian Real decreased by 1.9% and 46.0%, respectively, against the U.S. dollar.

The gain for the three months ended February 29, 2008 was the result of the strengthening of the Brazilian real on U.S. dollar denominated external payables held by our Brazilian affiliates, partially offset by the effect of a slight strengthening of the Canadian dollar on U.S. dollar denominated assets held by our Canadian affiliates. For the nine months ended February 29, 2008, the loss was mainly the result of a strengthening Canadian dollar on large U.S. dollar denominated assets held by our Canadian affiliates partially offset by the effect of a strengthening of the Brazilian real on U.S. dollar external trade accounts payable.

(Gain) loss on sale of equity investment

For the nine months ended February 28, 2009, we recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco. For further discussion, refer to Note 20 of our Notes to Consolidated Financial Statements.

Other Income

For the three and nine months ended February 28, 2009, we recorded other income of $0.2 million and $6.1 million, respectively, compared to $26.5 million and $27.7 million, respectively, for the three and nine months ended February 29, 2008. The other income for the three and nine months ended February 29, 2008 is primarily due to a $24.6 million gain in December 2007 on our sale of our remaining minority interest in a business in which IMC had sold the majority interest prior to the Combination.

Provision for Income Taxes

Quarter Ended	Effective Tax Rate	Provision for Income Taxes
February 28, 2009	37.1%	$30.7
February 29, 2008	24.5%	$159.2

Nine Months Ended	Effective Tax Rate	Provision for Income Taxes
February 28, 2009	31.7%	$979.6
February 29, 2008	24.1%	$360.9

Income tax expense was $30.7 million and $979.6 million and the effective tax rates were 37.1% and 31.7% for the three and nine months ended February 28, 2009, respectively. For the three months ended February 28, 2009, items specific to the period included a $17.1 million benefit from changes in estimates related to our recently filed 2008 tax return. Also specific to the period is a $16.2 million benefit from the reduction of a valuation allowance recorded against deferred tax assets in Brazil related to legal entity structuring of consolidated entities. These benefits were offset by the ongoing effect of losses in Brazil for which we do not expect to realize a tax benefit given net operating loss limitations. In addition to the items noted in the third quarter discussion, for the nine months ended February 28, 2009, expenses specific to the period were primarily the result of a $214.5 million related to our recognition of a deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the sale of our investment in Saskferco, and the fiscal 2008 tax provision-to-return reconciliation. For the three and nine months ended February 29, 2008, we had income tax expense of $159.2 million and $360.9 million and effective tax rates of 24.5% and 24.1%, respectively. The three and nine months ended February 29, 2008, reflected benefits specific to the periods of $40.1 million and $99.1 million, respectively. For the three months ended February 29, 2008, the benefits specific to the period were primarily comprised of $29.3 million from the effect of a reduction in the Canadian federal corporate tax rate on deferred tax liabilities. For the nine months ended February 29, 2008, the benefits specific to the period were primarily comprised of $34.0 million from the effect of the reduction in the Canadian federal corporate tax rate on deferred tax liabilities and $62.5 million from our ability to claim foreign tax credits.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $6.0 million and $94.5 million for the three and nine months ended February 28, 2009, compared with $30.9 million and $88.2 million for the same period in fiscal 2008. The three months ended February 28, 2009 did not include equity earnings of Saskferco due to its sale on October 1, 2008 compared to the three months ended February 29, 2008 which included equity earnings from Saskferco. For the nine months ended February 28, 2009, the equity earnings were primarily driven by our investments in Fertifos S.A., its subsidiary Fosfertil, and Saskferco. For the nine months ended February 28, 2009, the equity earnings from Fertifos S.A. increased as a result of increased selling prices in the first two quarters of the fiscal year. For the nine months ended February 28, 2009, the equity earnings from Saskferco decreased as a result of its sale as discussed above, partially offset by higher nitrogen selling prices and higher volumes in the first quarter of the fiscal year. For further discussion of the sale of Saskferco, refer to Note 20 of our Notes to Consolidated Financial Statements.

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

Inventories

We follow the provisions of Accounting Research Bulletin 43 (“ARB 43”), Ch. 4, Inventory Pricing, to evaluate whether or not the cost of our inventories exceeds their market values. Market values are defined as forecasted selling prices less reasonably predictable selling costs (net realizable value). Significant management judgment is involved in estimating forecasted selling prices. Factors affecting forecasted selling prices include demand and supply variables. Examples of demand variables include grain and oilseed prices, stock-to-use ratios and changes in inventories in the crop nutrients distribution channels. Examples of supply variables include forecasted prices of raw materials, such as phosphate rock, sulfur, ammonia, and natural gas, estimated operating rates and industry crop nutrient inventory levels. Charges for lower of cost or market are recognized in the period when there is evidence of a decline of market value below cost. During the second and third quarters of fiscal 2009, we recognized lower of cost or market inventory write-downs of $293.5 million and $28.3 million, respectively. Results could differ materially if actual selling prices differ materially from forecasted selling prices.

Capital Resources and Liquidity

Despite the global economic crisis and tight financial markets, we have significant capital resources and liquidity as a result of the strong operating cash flow that we generated in fiscal 2008 and in the first half of fiscal 2009. At February 28, 2009, we had approximately $2.5 billion in cash and cash equivalents, $7.8 billion of stockholders’ equity, long-term debt (less current maturities of approximately $29.8 million) of $1.3 billion and short-term debt of $90 million. Maturities of long-term debt payable within the next five years are approximately $100 million.

Nearly all of our cash and cash equivalents are held in North America in diversified and highly rated investment vehicles. In fiscal 2009 year to date, we have not experienced any losses on our cash and cash equivalents balances and we have not experienced any significant losses from bad debts.

We have a committed revolving credit facility in the amount of $450 million that matures in February 2010. This facility is with a syndicate of 24 financial institutions and the maximum counterparty concentration is 8%. Other than letters of credit ($34.9 million at February 28, 2009), we have not drawn on this revolving credit facility since November 30, 2006. To date we have not experienced any material reduction in credit availability.

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe available cash and cash equivalents will be sufficient to finance anticipated funds consumed by expected results of operations, expansion plans and strategic initiatives for the remainder of fiscal 2009. In addition, our credit facilities are available for additional working capital and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows or have access to the credit markets to fund investment opportunities or working capital needs. Funds generated by our operating activities will be adversely affected as long as current market conditions for our products continue or deteriorate.

The following table represents a comparison of the cash provided by operating activities, cash provided by (used in) investing activities, and cash (used in) financing activities for the nine months ended February 28, 2009 and February 29, 2008:

	Nine months ended
(in millions)	February 28, 2009	February 29, 2008	$ Change
Cash Flow
Cash provided by operating activities	$936.8	$1,508.9	$(572.1)
Cash provided by (used in) investing activities	110.7	(209.7)	320.4
Cash (used in) financing activities	(207.3)	(618.9)	411.6

Operating Activities

Cash flow generated from operating activities has provided us with a significant source of liquidity. During the first nine months of fiscal 2009, net cash provided by operating activities was $936.8 million, a decrease of

$572.1 million compared to the same period in fiscal 2008. The decrease in operating cash flows was primarily due to a decrease in sales volumes in the third quarter which triggered a buildup of inventory levels and a decrease in customer prepayments. In addition, we had higher contributions to our pension and postretirement plans partially offset by an increase in net earnings and a significant reduction in the purchase of raw materials and accounts payable.

Investing Activities

Net cash provided by investing activities was $110.7 million for the nine months ended February 28, 2009, compared to net cash used in investing activities of $209.7 million in the same period in fiscal 2008. The increase in cash provided by investing activities was mainly the result of $745.7 million in proceeds from the sale of our investment in Saskferco partially offset by significantly higher capital expenditures in both our Phosphates and Potash segments of $351.4 million and $237.1 million, respectively, compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities for the nine months ended February 28, 2009, was $207.3 million, compared to $618.9 million for the same period in fiscal 2008. The primary reason for the decrease in cash used in financing activities was the reduction of long-term debt repayments in fiscal 2009 compared to fiscal 2008. This was partially offset by our payments of dividends totaling $66.6 million during the first three quarters of fiscal 2009 and lower proceeds received on stock option exercises.

Effect of Exchange Rate Changes on Cash

Our Canadian entities hold significant cash balances in Canadian dollars. As the U.S. dollar has strengthened, we have seen a reduction in the value of these Canadian dollar cash balances.

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

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 14 of the Consolidated Financial Statements.

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

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	rapid drops in the prices for our products and the raw materials we use to produce them that can require us to write down our inventories to the lower of cost or market;

•	marketplace acceptance of substitutes for some of our animal feed ingredient products;

•	the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Item 1A of Part II of this report and of our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008 (“Second Fiscal Quarter 10-Q Report”).

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 16 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 17 of the Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q.

Foreign Currency Exchange Contracts

At May 31, 2008, the fair values of our Canadian foreign currency exchange contracts were $2.3 million. At February 28, 2009, we had no outstanding Canadian foreign currency exchange contracts due to our Canadian dollar cash position resulting from the receipt of Canadian dollar proceeds from the sale of Saskferco which acted as a hedge of our Canadian foreign currency exposure.

Further information regarding foreign currency exchange rates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 17 of our Notes to Consolidated Financial Statements in this quarterly report on Form 10-Q.

Commodities

At February 28, 2009 and May 31, 2008, the fair value of our natural gas commodities contracts were ($110.1) million and $45.6 million, respectively. The $155.7 million decrease in fair value during the first nine months of fiscal 2009 is due to a decrease of approximately 58.5% in the futures prices for natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of February 28, 2009				As of May 31, 2008
	Expected Maturity Date			Fair Value	Expected Maturity Date			Fair Value
(in millions)	FY 2009	FY 2010	FY 2011		FY 2009	FY 2010	FY 2011
Natural Gas Swaps
Notional (million MMBtu)—long	2.6	4.4		$(19.4)	12.0			$9.5
Weighted Average Rate (US$/MMBtu)	$9.28	$5.98			$10.35
Notional (million MMBtu)—short	4.2	2.7		$11.2
Weighted Average Rate (US$/MMBtu)	$6.17	$4.00
Natural Gas 3-Way Collars
Notional (million MMBtu)	10.3	24.0	4.0	$(101.9)	33.9	16.4	5.1	$36.1
Weighted Average Call Purchased Rate (US$/MMBtu)	$8.54	$7.94	$6.39		$9.70	$8.11	$7.76
Weighted Average Call Sold Rate (US$/MMBtu)	$10.75	$10.39	$8.53		$11.92	$10.45	$10.35
Weighted Average Put Sold Rate (US$/MMBtu)	$7.42	$6.95	$5.63		$8.39	$7.17	$6.84

Total Fair Value				$(110.1)				$45.6

Further information regarding commodities is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 17 of the Consolidated Financial Statements in this quarterly report on Form 10-Q.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the fiscal quarter ended February 28, 2009.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 14 of our Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 14 of our Consolidated Financial Statements:

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

Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and in Item 1A in our Second Fiscal Quarter 10-Q Report. As a result of developments in our business since the filing of our Second Fiscal Quarter 10-Q Report, we are providing below a description of an additional risk that we have identified:

Customers may seek substitutes for some of our animal feed ingredient products, particularly during periods of rapidly rising prices. If acceptable substitutes become established in the marketplace, our sales volumes for animal feed ingredients may decline, even after their prices have returned to prior levels.

There are potential substitutes for some of our animal feed ingredient products. Particularly during periods when our prices for these products are rapidly rising, customers may begin to use the substitute products which may become established as acceptable substitutes. This could result in a decline in our sales volumes for animal feed ingredients. It is possible that our customers may continue to use substitutes even after the prices for our animal feed ingredient products have returned to prior levels.

For example, as market prices for concentrated phosphate animal feed ingredients increased along with the prices for other concentrated phosphate products, some of our customers switched to lower cost substitutes, resulting in a decline in our sales of concentrated phosphate animal feed ingredients. There can be no assurance that our customers will not continue to use these substitutes rather than switching back to our products as market prices for concentrated phosphates decline.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

April 8, 2009

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.ii.a.	Form of renewal dated January 1, 2009 of agreement for the sale of white muriate of potash by Mosaic Crop Nutrition, LLC to Cargill, Incorporated’s salt business unit		X

10.ii.b.	Form of renewal of agreement effective for the period December 22, 2008 through December 22, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil S.A. to Cargill Bolivia S.A. in Bolivia		X

10.ii.c.	Form of renewal of agreement effective for the period December 22, 2008 through December 22, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil S.A. to Cargill Agropecuaria S.A.C.I. in Paraguay		X

10.iii.a.	Description of Executive Financial Planning Program, as amended effective January 1, 2009		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

E-1