Form 10-K
period 2009-05-31
MOSAIC CO
filed 2009-07-24
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2008, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $4.81 billion based upon the closing price of these shares on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 444,543,109 shares of Common Stock, par value $0.01 per share, as of July 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended May 31, 2009 (Part I and Part II)
2.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2009 Annual Meeting of Stockholders (Part III)

2009 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients for the global agriculture industry. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in more than 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan, New Mexico and Michigan. We have made strategic equity investments in phosphate production facilities and phosphate rock mines in Brazil; and other production, blending or distribution operations or equity investments in nearly a dozen countries, including the top four nutrient-consuming countries in the world.

The Mosaic Company is a Delaware corporation that was incorporated in January 2004 to serve as the parent company of the business that was formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated.

As of May 31, 2009, Cargill owned approximately 64.3% of our outstanding common stock. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling equity interest. We are organized into three business segments: Phosphates, Potash and Offshore. The following chart shows the respective contributions to fiscal 2009 net sales for each of these business segments:

Phosphates Segment—We are the largest integrated phosphate producer in the world and the largest producer of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. We accounted for approximately 13% of estimated global production and 58% of U.S. production of finished phosphate products during fiscal 2009.

Potash Segment—We are the third-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We accounted for approximately 13% of global potash production and 40% of North American potash production during fiscal 2009.

Offshore Segment—Our Offshore segment produces and/or markets phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients. We have sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and a number of other countries. Our operations and strategic investments in Brazil make us one of the largest producers and distributors of blended crop nutrients in this key agricultural market.

Other—In fiscal 2009, we had a 50% interest in Saskferco Products Limited Partnership (the “Partnership”) and its wholly owned subsidiary, Saskferco Products ULC, a Saskatchewan, Canada-based producer of nitrogen fertilizer and feed ingredients. We were the exclusive marketing agent for the Partnership’s nitrogen products. “Other” net sales in the chart above include our fees from our marketing agreement with Saskferco as well as net sales from other sales of nitrogen products. See further discussion on our sale of the Partnership in Business Developments during Fiscal 2009 below.

A more detailed discussion of our business segments is included below under “Business Segment Information.”

As used in this report:

•	“Mosaic” means The Mosaic Company;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries other than us, individually or in any combination;

•	“Cargill Crop Nutrition” or “CCN” means the crop nutrient business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons.

Business Developments during Fiscal 2009

Fiscal 2009 began with a continuation of the strong agricultural fundamentals and industry demand from fiscal 2008. In the latter part of the second quarter, we began to experience a rapid softening of the strong agricultural fundamentals and industry demand that prevailed from the latter part of fiscal 2007 into fiscal 2009. The softening was due to a change in buyer sentiment resulting from, among other factors, lower grain and oilseed prices, a late North American harvest in the fall of 2008, a build-up of inventories in the distribution supply chain, the global economic slowdown and the re-calibration of the phosphate market to reflect lower raw material input costs. These market conditions caused phosphates selling prices to begin to decline sharply toward the end of the fiscal 2009 second quarter through the end of fiscal 2009. These factors also caused farmers to delay purchases of phosphates and potash crop nutrients in anticipation of reduced selling prices, resulting in lower crop nutrient application rates during fiscal 2009.

Any prolonged reduction of crop nutrients application will result in lower grain and oilseed crop yields. Despite the current weakness in crop nutrient demand, we expect a resurgence in crop nutrient demand in order to meet the increasing global demand for food and fuel as well as to increase grain and oilseed stocks to more secure levels.

Because of the lower demand for our products, we significantly reduced production volumes in both our Phosphate and Potash businesses in fiscal 2009. Toward the end of fiscal 2009, we increased Phosphate production volume somewhat in response to improving demand.

Also in fiscal 2009:

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business and consistent with our strategy. The planned expansions are expected to increase our annual capacity for finished product by more than five million tonnes over the next eleven years. Some of the expansions have been approved and are underway while others are in the planning and approval phases.

•

The Partnership sold Saskferco Products ULC, a Saskatchewan, Canada-based producer of nitrogen fertilizer and feed ingredients, on October 1, 2008. Our share of the gross proceeds was approximately $750 million. This sale is consistent with our strategy.

•

The credit rating agencies that rate our 7-3/8% senior notes due 2014 and 7-5/8% senior notes due 2016 (the “New Senior Notes”) upgraded their ratings of the New Senior Notes and other unsecured debt to investment grade status in the first quarter of fiscal 2009.[1] As a result, most of the restrictive covenants relating to the New Senior Notes have fallen away. Certain restrictive covenants of the New Senior Notes, as well as the restrictive covenants under our senior secured bank credit facility, continue to apply.

•	Our strong cash flows allowed us to initiate quarterly dividends, with a quarterly dividend of $0.05 per share of common stock for fiscal 2009.

We have included additional information about these and other developments in our business during fiscal 2009 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) that is incorporated by reference in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

BUSINESS SEGMENT INFORMATION

The discussion below of our business segment operations should be read in conjunction with the following information that we have included in this report:

•	The risk factors discussed in this report in Part I, Item 1A, “Risk Factors.”

[1]	A security rating is not a recommendation to buy, sell or hold securities. Although a security rating may be subject to revision or withdrawal at any time by the assigning rating organization, any such revision or withdrawal would not affect the fall-away of the covenants relating to the New Senior Notes. Each rating should be evaluated separately from any other rating.

•	Our Management’s Analysis.

•

The financial statements and supplementary financial information in our Consolidated Financial Statements (“Consolidated Financial Statements”). This information is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Phosphates Segment

We produce phosphate crop nutrients and feed phosphate which are used in crop nutrients and animal feed ingredients, respectively. The principal inputs used in crop nutrients production are phosphate rock, sulfur and ammonia.

Phosphate Crop Nutrients and Animal Feed Ingredients

We are the largest producer of concentrated phosphate crop nutrients and animal feed ingredients in the world. We have capacity to produce approximately 4.4 million tonnes of phosphoric acid (“P2O5”) per year, or about 10% of world capacity and about 46% of North American capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our phosphoric acid production totaled approximately 3.2 million tonnes during fiscal 2009 and accounted for approximately 10% of estimated global production and 47% of U.S. phosphoric acid output during fiscal 2009.

Our phosphate crop nutrient products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Our principal phosphate crop nutrient products are:

•

Diammonium Phosphate (“DAP”). DAP is the most widely used high-analysis phosphate crop nutrient worldwide. DAP is produced by combining phosphoric acid with anhydrous ammonia. This initial reaction creates a slurry that is then pumped into a granulation plant where it is reacted with additional ammonia to produce DAP. DAP is a solid granular product.

•

Monoammonium Phosphate (“MAP”). MAP is the second most widely used high-analysis phosphate crop nutrient and the fastest growing phosphate product worldwide. MAP is also produced by first combining phosphoric acid with anhydrous ammonia. The resulting slurry is then pumped into the granulation plant where it is reacted with additional phosphoric acid to produce MAP. MAP is a solid granular product, but requires less ammonia and more sulfur than DAP.

MicroEssentials™ is a value-added ammoniated phosphate product that is enhanced through a patented process that creates very thin platelets of sulfur and other micronutrients, such as zinc, on the granulated product. The patented process incorporates both the sulfate and elemental forms of sulfur, providing season long availability to crops.

In addition, our Phosphates segment is one of the largest producers and marketers of phosphate-based animal feed ingredients in the world. Over the past year, customers’ increasing use of an enzyme that can help optimize usage of phosphate-based animal feed ingredients led to a decrease in our sales of these feed ingredients. As a result, in fiscal 2009 we discontinued feed phosphate production at our Riverview, Florida facility, which was the smaller of our two feed phosphate facilities, and concentrated production at our larger New Wales, Florida facility in order to maximize efficiencies. The Riverview, Florida facility continues to produce concentrated phosphate crop nutrients. We market our feed phosphate primarily under the leading brand names of Biofos® and Multifos®.

Our primary phosphate crop nutrient and feed phosphate facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned future phosphate mines in Florida:

Annual capacity by plant at May 31, 2009 and production volumes by plant for fiscal 2009 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate (a)/DAP/MAP MicroEssentials™/Feed Phosphate
Facility	Capacity (b)	Production	Capacity (b)	Production
Florida:
Bartow	1.0	0.7	2.1	1.5
New Wales	1.7	1.4	4.4	2.9
Riverview	0.9	0.6	1.7	1.2

	3.6	2.7	8.2	5.6
Louisiana:
Faustina	-	-	1.8	1.1
Uncle Sam	0.8	0.5	-	-

	0.8	0.5	1.8	1.1

Total	4.4	3.2	10.0	6.7

(a)	Our effective capacity to produce processed phosphates has been less than our nominal capacity except to the extent we purchase phosphoric acid.

(b)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure, product mix, and other operating conditions. During fiscal 2009, we reduced production at all plants in response to market demand for phosphates products. We have included a discussion of reduced volumes in our Management’s Analysis.

The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP and MAP. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.

Our Riverview facility is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Liquidity and Capital Resources” in our Management’s Analysis.

We produced approximately 6.7 million tonnes of phosphate crop nutrients for fiscal 2009 and accounted for roughly 13% of world output and 58% of U.S. production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 13.2 million tonnes in fiscal 2009 and accounted for approximately 8% of estimated world production and 48% of North American production. We are the world’s second largest miner of phosphate rock and currently operate five mines with a combined annual capacity of approximately 16.4 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.

All of our phosphate mines and related mining operations are located in central Florida. During fiscal 2009, we operated five active mines: Four Corners, South Fort Meade, Hookers Prairie, Hopewell and Wingate. We also plan to develop two large mines at Ona and at Pine Level to replace mines that will be depleted, as we continue to operate, at various times during the next decade.

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

We extract phosphate ore using large surface mining machines that we own called “draglines.” Prior to extracting the ore, the draglines must first remove a 10 to 50 foot layer of sandy overburden. At our Wingate mine, we also utilize dredges to strip the overburden and mine the ore. We then process the ore at beneficiation plants that we own at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at any of our planned future mines, we would need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.

The following table shows, for each of our phosphate mines, annual capacity at May 31, 2009 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)	Annual Capacity (a)	2009			2008			2007
Facility		Production	Average BPL (c)	% P2O5(d)	Production	Average BPL (c)	% P2O5(d)	Production	Average BPL (c)	% P2O5(d)
Four Corners	6.5	5.1	64.9	29.7	5.6	65.0	29.7	5.6	65.7	30.1
South Fort Meade	6.0	5.1	61.9	28.3	6.4	62.1	28.4	5.4	63.0	28.8
Hookers Prairie	2.0	1.6	64.8	29.7	2.3	64.6	29.6	2.1	64.9	29.7
Wingate (b)	1.4	0.9	65.5	30.0	1.0	62.9	28.8	-	-	-
Hopewell	0.5	0.5	70.9	32.4	0.5	68.8	31.5	0.6	66.1	30.2

Total	16.4	13.2	64.0	29.3	15.8	63.8	29.2	13.7	64.5	29.5

(a)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions. During fiscal 2009, we reduced production at all mines in response to market demand for phosphates products. We have included a discussion of reduced volumes in our Management’s Analysis.

(b)	Our Wingate mine was idled in November 2005 and reopened in June 2007.
(c)

Bone Phosphate of Lime (“BPL”) is a traditional reference to the amount (by weight percentage) of calcium phosphate contained in phosphate rock or a phosphate ore body. A higher BPL corresponds to a higher percentage of calcium phosphate.

(d)

The percent of P2O5 in the above table represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.

We also purchase phosphate rock from time to time. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on product mix and tonnage requirements, our need for purchased phosphate rock could increase in the future in order to meet product specifications, particularly as we develop our proposed Ona and Pine Level mines.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2009:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL (d)	% P2O5
Active Mines
Four Corners	113.3		63.3	29.0
South Fort Meade	54.0		62.3	28.5
Hookers Prairie	29.6	(e)	65.3	29.9
Hopewell	0.8		67.8	31.0
Wingate	35.7	(f)	62.1	28.4

Total Active Mines	233.4		63.2	28.9
Future Mining
Ona	183.3		64.6	29.6
Pine Level	148.0	(g)	64.8	29.7

Total Future Mining	331.3		64.7	29.6

Total Mining	564.7		64.1	29.3

(a)

Reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices.

(b)

Reserve estimates are generally established by our personnel without a third party review. In fiscal 2008, we engaged a third party to review the recoverable reserves at our Wingate mine’s Tract 2 pursuant to contractual requirements related to our acquisition of these reserves. Prior to the Combination, IMC retained an independent third party to prepare annual valuation analyses, primarily for tax purposes, that included valuations of IMC’s reserves consistent with the information shown in the table above. In addition, as part of Cargill Crop Nutrition’s due diligence assessments of mining properties and phosphate reserves, CCN retained consultants to conduct analyses in connection with its acquisitions of the Wingate mine and part of the Ona mine. We have taken these reviews into account in developing our calculations of reserves. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the United States Securities and Exchange Commission (“SEC”).

(c)	Of the reserves shown, 537.0 million tonnes are proven reserves, while approximately 1.6 million tonnes at Ona and 26.1 million tonnes at Pine Level are probable reserves.
(d)	Average product BPL ranges from approximately 62% to 68%.
(e)

Of the tonnes shown at Hookers Prairie, our lease of 1.7 million tonnes requires us to pay royalties of $2.00 per short ton of the reserves that we mine. In addition, our lease of 2.7 million tonnes requires us to pay royalties of $1.25 per short ton that are generally credited against $250,000 advance royalties that we paid when we entered into the lease.

(f)

We acquired Wingate Tract 2, relating to 26.7 million tonnes of the reserves shown for the Wingate mine, in March 2004 pursuant to an agreement that requires us to pay the seller approximately $3.4 million by March 2010, unless we have not obtained all necessary permits. If we do not make this payment, the seller has an option for the subsequent 120 day period to repurchase Wingate Tract 2 from us for $4.5 million plus interest from the date of our purchase of Wingate Tract 2 in March 2004.

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

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:

•	Of the tonnes shown for the Wingate mine, 2.9 million tonnes are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•	We hold the reserves referred to in Note (e) to the above table under leases that we have rights to extend to 2015 and 2022, respectively.

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

•

We have a long-term mineral lease with SFMP. This lease expires on December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP total approximately $15 million annually at current shipment rates.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds to service debt and pay dividends to its equity owners.

•

The U.S. government owns the mineral rights beneath approximately 551 acres shown in the table above for the South Fort Meade mine. The surface rights to this land are owned by SFMP. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Royalties on the approved leases equal approximately 5% of the six-month rolling average mining cost of production when mining these reserves. No such royalties were paid in fiscal 2009.

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

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.0 million long tons of sulfur during fiscal 2009. We purchase most of this sulfur from North American oil and natural gas producers who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.4 long tons of sulfur.

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

Although sulfur is readily available from many different suppliers and can be transported to our phosphate facilities by a variety of means, sulfur is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing and availability. Alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to current transportation or terminaling facilities. Changes in the price of sulfur or disruptions to sulfur transportation or terminaling facilities could have a material impact on our business. We have included a discussion of sulfur prices in our Management’s Analysis.

Ammonia

We use ammonia together with phosphoric acid to produce both DAP and MAP. We used approximately 1.2 million tonnes of ammonia during fiscal 2009. Production of one tonne of DAP requires approximately 0.2 tonnes of ammonia.

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

Although ammonia is readily available from many different suppliers and can be transported to our phosphates facilities by a variety of means, ammonia is an important raw material used in our business that has in the past been and may in the future be the subject of volatile pricing, and alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to existing transportation or terminaling facilities. Changes in the price of ammonia or disruptions to ammonia transportation or terminaling could have a material impact on our business. We have included a discussion of ammonia prices in our Management’s Analysis.

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipeline interconnected to the Henry Hub. We use over-the-counter swap and option contracts to forward price portions of future gas purchases. The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts. We purchase approximately 18 million MMbtu of natural gas per year for use in ammonia production at Faustina.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we purchase approximately three million MMbtu of natural gas per year in Florida only as a thermal fuel for various production processes.

Florida Land Holdings

We are a significant landowner in the State of Florida, which in the future is expected to return to its historical status as one of the fastest areas of population growth in the United States. We own land comprising approximately 250,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are not related to our operations. As a general matter, more of our property becomes available for uses other than phosphate operations each year. Our land assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps to optimize the value of our land assets.

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

We operate three potash mines in Canada, including two shaft mines with a total of three shafts and one solution mine, as well as two potash mines in the United States, including one shaft mine and one solution mine. We also own related refineries at each of the mines.

The map below shows the location of each of our potash mines:

Our current potash capacity, excluding tonnage produced at Esterhazy for a third party pursuant to a contract described below, totals 10.4 million tonnes of product per year and accounted for approximately 14% of world capacity and 37% of North American capacity. Production during fiscal 2009, excluding tonnage produced for the third party at Esterhazy, totaled 5.9 million tonnes and accounted for approximately 13% of world production and 40% of North American production.

The following table shows, for each of our potash mines, annual capacity at May 31, 2009 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)	Annual Capacity (a)(b)	2009			2008			2007
Facility		Ore Mined	Grade % K2O (g)	Finished Product	Ore Mined	Grade % K2O (g)	Finished Product	Ore Mined	Grade % K2O (g)	Finished Product
Canada
Belle Plaine—MOP (c)	2.8	6.9	18.0	1.8	8.1	18.0	2.1	8.3	18.0	2.2
Colonsay—MOP (c)	1.8	2.6	26.6	1.0	3.6	27.2	1.4	3.3	27.1	1.3
Esterhazy—MOP (c)	5.3	8.3	25.1	3.0	11.3	25.5	4.1	11.7	25.2	3.9

Canadian Total	9.9	17.8	22.6	5.8	23.0	23.1	7.6	23.3	22.9	7.4
United States
Carlsbad—MOP (c)	0.6	2.5	10.2	0.2	3.3	11.5	0.4	3.5	11.3	0.5
Carlsbad—K-Mag® (d)	1.1	2.7	6.4	0.6	3.1	7.2	0.8	3.2	6.4	0.9

Carlsbad Total	1.7	5.2	8.2	0.8	6.4	9.4	1.2	6.7	9.0	1.4
Hersey—MOP (e)	0.1	0.2	26.7	0.1	0.2	26.7	0.1	0.2	26.7	0.1

United States Total	1.8	5.4		0.9	6.6		1.3	6.9		1.5

Totals	11.7	23.2	19.4	6.7	29.6	20.2	8.9	30.2	19.8	8.9

Total excluding toll production (f)	10.4	20.9		5.9	26.8		7.9	27.4		7.9

(a)	Finished product.
(b)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions. During fiscal 2009, we reduced production at all mines in response to market demand for potash products. We have included a discussion of reduced volumes in our Management’s Analysis.

(c)	Muriate of potash (“MOP”) is the primary source of potassium for the crop nutrient industry.
(d)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(e)	The Hersey facility also mines, processes and sells salt.
(f)	We toll produce MOP at our Esterhazy mine for a third party under a contract discussed below under “Canadian Mines.”
(g)	Grade % K20 is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.

Canadian Mines

We operate three Canadian potash facilities containing four mine shafts, all located in the southern half of the Province of Saskatchewan, including our solution mine at Belle Plaine, two interconnected mine shafts at Esterhazy and our shaft mine at Colonsay.

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

Under a long-term contract (the “PCS Tolling Contract”) with Potash Corporation of Saskatchewan Inc. (“PCS”), we mine and refine the customer’s potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our present calculations, we believe that our obligation to supply potash to PCS will expire by August 30, 2010 and have informed PCS that we will cease delivery of product following that date. Our calculations assume PCS continues to take 1.1 million tonnes annually under the contract (which is the volume PCS has elected to take for calendar 2009 and may be affected by PCS’ alleged inability to accept further deliveries of product) and that our current mining plans and conditions remain unchanged. PCS has filed a lawsuit against us contesting our basis and timing for termination of the contract and alleging damages based on our historical mining practices. We believe the allegations in PCS’ lawsuit are without merit. We have included a further description of the lawsuit under “Esterhazy Potash Mine Tolling Contract Disputes” in Note 21 of our Consolidated Financial Statements. After expiration of the contract or during other periods to the extent we are not fully utilizing the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the contract is available to us for sales to any of our customers at then-current market prices.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	13,213	10,039	109,196	132,448
Leased from Province	51,568	65,429	137,736	254,733
Leased from others	-	320	22,837	23,157

Total under control	64,781	75,788	269,769	410,338

We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2094 to 2142.

We pay Canadian resource taxes consisting of the Potash Production Tax and capital taxes. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. We also pay a percentage of the value of our potash sales from our Saskatchewan mines and a capital tax in other Canadian provinces. In addition to the Canadian resource taxes, royalties are payable to the mineral owners in respect of potash reserves or production of potash. We have included a further discussion of the Canadian resource taxes and royalties in our Management’s Analysis.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Liquidity and Capital Resources” in our Management’s Analysis.

Since December 1985, we have experienced an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced new or substantially increased brine inflows at the Esterhazy mine. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized while others have been charged to expense, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to control the inflow. It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mine. See “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures” in Part I, Item 1A, “Risk Factors” in this report, both of which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.

Due to the ongoing brine inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers’ shaft mines, our Colonsay, Saskatchewan, and Carlsbad, New Mexico, mines are also subject to the risks of inflow of water as a result of their shaft mining operations, but water inflow risks at these mines are included in our insurance coverage subject to deductibles, retentions and limits negotiated with our insurers.

We have a long term potash capacity expansion plan in Saskatchewan, Canada in response to expected growth in global potash demand. We expect the total planned expansions to increase our annual capacity for finished product by more than five million tonnes. The expansions are projected to occur over the next eleven years, with the first expansion production coming on line in calendar 2010. We have included a further discussion of our potash capacity expansion plan in our Management’s Analysis.

United States Mines

In the United States, we have two potash facilities, including a shaft mine located in Carlsbad, New Mexico and a solution mine located in Hersey, Michigan.

Our potash mineral rights in the United States consist of the following:

	Carlsbad	Hersey	Total
Acres under control
Owned in fee	-	581	581
Long-term leases	68,541	1,799	70,340

Total under control	68,541	2,380	70,921

The Carlsbad ore reserves are of two types: (1) sylvinite, a mixture of potassium chloride and sodium chloride that is the same as the ore mined in Saskatchewan, and (2) langbeinite, a double sulfate of potassium and magnesium. These two types of potash reserves occur in a predominantly rock salt formation known as the

Salado Formation. The McNutt Member of this formation consists of eleven units of economic importance, of which we currently mine two. The McNutt Member’s evaporite deposits are interlayered with anhydrite, polyhalite, potassium salts, clay, and minor amounts of sandstone and siltstone.

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

At the Carlsbad facility, we mine and refine potash from 68,541 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 111 million tonnes of potash mineralization (calculated after estimated extraction losses) in two mining beds evaluated at thickness ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 7.3 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 15.9 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 13 years and 18 years, respectively.

At Hersey, Michigan, we operate a solution mining facility which produces salt and potash. Mining occurs in the Michigan Basin in a predominantly rock salt formation called the Salina Group Evaporite. This formation is a clean salt deposit with interlayered beds of sylvinite and carbonate. At the Hersey facility, our mineral rights consist of 581 acres owned in fee and 1,799 acres controlled under leases that, in general, continue in effect at our option as long as we continue our operations at Hersey. These lands contain an estimated 40 million tonnes of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under our senior secured credit facility. Our senior secured credit facility is described under “Liquidity and Capital Resources” in our Management’s Analysis.

Royalties for the U.S. operations amounted to approximately $20.0 million for fiscal 2009. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases.

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2009 for each of our mines is as follows:

(tonnes in millions)	Reserves (a)(b)		Potash Mineralization (a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	748.6	18.0	2,117.7
Colonsay	228.4	26.5	175.0
Esterhazy	592.3	24.5	389.2

sub-totals	1,569.3	21.7	2,681.9
United States
Carlsbad	111.2	9.2	-
Hersey	39.5	26.7	-

sub-totals	150.7	13.8	-

Totals	1,720.0	21.0	2,681.9

(a)

There has been no third party review of reserve estimates within the last four years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

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

Natural Gas

Natural gas is used at our potash solution mines as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. Our two solution mines accounted for approximately 80% of our Potash segment’s total natural gas requirements for potash production in fiscal 2009. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 14 million MMbtu for fiscal 2009. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operations in Michigan and New Mexico purchase physical gas in their respective regional markets via the MichCon and El Paso Permian Basin market hubs as pricing references, respectively. We use financial derivative contracts to manage the price of portions of our future purchases.

Offshore Segment

Our Offshore segment produces and markets phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients and provides other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in South America and the Asia-Pacific regions.

Our Offshore segment operates production and blending facilities, port facilities and distribution businesses in several countries and owns significant strategic production assets in Brazil. It serves to market output from our Phosphates and Potash segments as well as its own production operations. It also purchases and markets products from other suppliers worldwide. Our Offshore segment’s production facilities include (i) plants that produce single superphosphate (“SSP”) and granulated single superphosphate (“GSSP”) crop nutrients by mixing sulfuric acid with phosphate rock, (ii) blending facilities, (iii) NPK compound plants and (iv) an animal feed ingredient plant. A blending plant combines several crop nutrient products to make a mixture tailored to specific crop requirements. An NPK plant combines varying amounts of nitrogen, phosphorous and potassium into a single granule. We lease various warehouses depending on sales and production levels.

The following chart shows the respective contributions to fiscal 2009 net sales of our Offshore segment by region:

In addition, our equity in net earnings of nonconsolidated companies for Offshore in fiscal 2009 was $66.0 million.

The following maps show the locations of our primary Offshore segment operations in South America and Asia:

Brazil Operations

Including our strategic investments, we are one of the largest producers and distributors of blended crop nutrients for agricultural use in Brazil. Our crop nutrient operations, together with our strategic investments in other Brazilian crop nutrient companies, allow us to be vertically integrated and give us a significant presence in the Brazilian crop nutrient market.

We own and operate seven blending plants in Brazil and SSP plants at Paranagua and Cubatao. In addition, we lease several other warehouses and blending units depending on sales and production levels. The Cubatao plant also produces animal feed ingredients. We also have a 62.1% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates a SSP granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Paranagua. Together these plants annually distribute approximately 2.0 million tonnes of crop nutrients in Brazil. We also have an import terminal that handles approximately 1.4 million tonnes of imported crop nutrients.

We have a 20.1% direct and indirect interest in Fosfertil, a Brazilian publicly traded company. Fosfertil owns 100% of Ultrafertil, S.A. Fosfertil is the largest phosphate-based crop nutrient manufacturer in Brazil, operating a phosphate rock mine and a phosphate processing facility. Ultrafertil is a significant nitrogen company in Brazil that operates two nitrogen plants, a modern port facility at Santos, a phosphate rock mine and two smaller phosphate processing facilities. See Part I, Item 3 “Legal Proceedings” in this report, with respect to a proposed merger involving our interest in Fosfertil and certain legal proceedings that we have brought in connection with the proposed merger.

Other Latin American Operations

In Argentina, we supply products and services to wholesale, retail and large farmer customers. In fiscal 2009, we distributed approximately 220,000 tonnes of nitrogen, phosphate and blended crop nutrients in Argentina. Our Quebracho facility provides logistic services to third parties and provided throughput services for approximately

121,000 tonnes in fiscal 2009. Our GSSP facility at Quebracho, which opened in fiscal 2007, produced approximately 165,000 tonnes in fiscal 2009. In addition, we provide agency services in Argentina for our Phosphates segment for sales to other importers.

In Chile, we distribute blended and straight crop nutrient products primarily to retail dealers. In fiscal 2009, we distributed approximately 169,000 tonnes of crop nutrient products.

We also operate a blending plant in Mexico.

Asia-Pacific Operations

In China, we have a 35% interest in a 600,000 tonne per year capacity DAP production plant, a 60% interest in a 170,000 tonne per year capacity NPK plant and we own two 200,000 tonne per year capacity blending plants. In fiscal 2009, we sold approximately 116,000 tonnes of blends and distributed another 60,000 tonnes of straight crop nutrients in China.

In India, we have distribution facilities and a deep-water port facility to import crop nutrients. In fiscal 2009, we distributed approximately 500,000 tonnes of phosphate crop nutrient products in India. We also serve as a marketing agent for our Phosphates segment and are a wholesale distributor of DAP in India.

In Thailand, we distribute crop nutrients and have a 240,000 tonne per year capacity blending facility. In fiscal 2009, we sold approximately 134,000 tonnes of blends and distributed another 59,000 tonnes of straight crop nutrients in Thailand.

SALES AND DISTRIBUTION ACTIVITIES

United States and Canada

We have a United States and Canada sales and marketing team that serves our Phosphates and Potash business segments. We sell to wholesale distributors, retail chains, cooperatives, independent retailers and national accounts.

Customer service and the ability to effectively minimize the overall supply chain costs are key competitive factors in the crop nutrient and animal feed ingredients businesses. In addition to our production facilities, to service the needs of our customers we own, lease or have contractual throughput or other arrangements at strategically located distribution warehouses along or near the Mississippi and Ohio Rivers as well as in other key geographic regions of the United States and Canada. From these facilities, we market Mosaic produced phosphate and potash products as well as purchased nitrogen crop nutrients to customers who in turn resell the product into the distribution channel or directly to farmers in the United States and Canada.

International

Internationally, we market our Phosphates segment’s products through the Phosphate Chemicals Export Association, Inc. (“PhosChem”). PhosChem is an export association of certain United States phosphate producers. We also market our Phosphates segment’s products through our Offshore segment. During fiscal 2009, PhosChem marketed approximately 71% of our phosphate export sales volume. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 57% of total U.S. export volume of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, Australia, Japan, Brazil and Colombia. During fiscal 2009, PhosChem’s concentrated phosphates exports to Asia were 68% of total shipments by volume, with India representing 58% of PhosChem’s total export shipments.

Our export sales of Saskatchewan potash products are made through Canpotex Limited (“Canpotex”). Canpotex is an export association of certain Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity. We currently supply approximately 37.1%, by volume, of Canpotex’s requirements. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Offshore segment, which acquires its potash primarily through Canpotex. The largest amount of international potash sales are to China, India, Japan, Korea, Taiwan, Southeast Asia, Australia and Latin America.

Our Offshore segment also purchases phosphates, potash and nitrogen products from, or markets these products for, unrelated third parties.

To service the needs of customers, we own and operate a network of warehouse distribution facilities strategically located in key geographic areas throughout several countries. During fiscal 2009, our Offshore segment accounted for approximately 13.6% of our sales of phosphate crop nutrients produced in North America and 6.1% of our sales of potash crop nutrients produced in North America.

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

COMPETITION

Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, integrated energy companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. Additionally, some foreign competitors may be motivated by other factors such as the need for hard currency.

We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale and transportation and storage efficiencies and obtain market intelligence.

Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth markets of Latin America and Asia, with port terminals, warehouses, and blending plants in seven countries including Brazil, Argentina, Chile, Mexico, China, India and Thailand. Our global presence allows us to efficiently serve customers in more than 40 countries.

Phosphates Segment

Our Phosphates segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price and, to a lesser extent, product quality, service and innovation, such as our MicroEssentials™ product. Major integrated producers of feed phosphates are located in the United States, Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not miners of phosphate rock or manufacturers of phosphoric acid and are required to purchase this material on the open market.

We believe that we are a low cost producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. In addition, we produce ammonia at our Faustina concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With no captive ammonia production in Florida, we are subject to significant volatility in our purchase price of ammonia from world markets. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input. We believe that our investments in sulfur infrastructure provide us with a significant competitive advantage in both cost and access to sulfur.

With production facilities in both central Florida near the Port of Tampa and in Louisiana on the Mississippi River, we are logistically positioned to supply both domestic and international customers as well as transport rock, sulfur and ammonia easily. In addition, those multiple production points afford us the flexibility to optimally balance supply and demand.

We are subject to many environmental laws and regulations in Florida and Louisiana that are often more stringent than those to which producers in other countries are subject.

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that our potash cost structure is competitive in the industry and should improve as we achieve the expected increases in production from our planned expansions.

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

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop failure; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes, and demand for more protein rich food, particularly in developing regions such as China, India, and Latin America, increasing demand for biofuels, and variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations about farmer economics, future crop nutrient prices and availability and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. For example, a combination of a late North American fall harvest and a wet North American spring in 2009, the world economic slowdown and recalibration of crop nutrient markets resulted in reduced demand for our products in fiscal 2009. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

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

Our international operations are subject to risks from changes in foreign currencies, which can affect farmer economics.

OTHER MATTERS

Employees

We had approximately 7,500 employees as of May 31, 2009, consisting of approximately 3,000 salaried and 4,500 hourly employees.

Labor Relations

As of May 31, 2009:

•

We had ten collective bargaining agreements with unions covering approximately 93% of our hourly employees in the U.S. and Canada. Of these employees, approximately 28% are covered under collective bargaining agreements scheduled to expire in fiscal 2010.

•

Agreements with eight unions covered all employees in Brazil, representing 64% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

•	We also had collective bargaining agreements with unions covering employees in several other countries.

Failure to renew any of our union agreements could result in a strike or labor stoppage that could have a material adverse affect on our operations. However, we have not experienced a significant work stoppage in many years and consider our labor relations to be good.

Financial Information about our Business Segments and Operations by Geographic Areas

We have included financial information about our business segments, our operations by geographic area and our revenues by class of similar products in Note 23 of our Consolidated Financial Statements.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 24, 2009 is set forth below. Each of our executive officers has served in the positions listed in the table below since the Combination, except as expressly indicated below:

Name	Age	Position
Norman B. Beug	57	Senior Vice President—Potash Operations
Anthony T. Brausen	50	Vice President—Finance and Chief Accounting Officer
Richard L. Mack	41	Executive Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	52	Senior Vice President—Commercial
James C. “Joc” O’Rourke	48	Executive Vice President—Operations
James T. Prokopanko	56	Chief Executive Officer, President and Director
Cindy C. Redding	50	Vice President—Human Resources
Lawrence W. Stranghoener	55	Executive Vice President and Chief Financial Officer
Linda Thrasher	43	Vice President—Public Affairs

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

Anthony T. Brausen. Mr. Brausen became Vice President—Finance and Chief Accounting Officer of Mosaic in April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company since March 2000. From 1989-2000, Mr. Brausen held several financial management positions, including Vice President and Treasurer, Assistant Controller and Director of Investor Relations, with International Multifoods Corporation, a diversified publicly-traded food processor and distributor. From 1981-1989, he held various positions with KPMG, LLP.

Richard L. Mack. Effective January 1, 2009, Mr. Mack was elected Executive Vice President, General Counsel and Corporate Secretary. Mr. Mack served as Senior Vice President, General Counsel and Corporate Secretary of Mosaic since its formation in 2004. Mr. Mack also provides executive oversight for Mosaic’s land development and permitting organizations. Prior to the formation of Mosaic in 2004, Mr. Mack was a Senior Attorney in Cargill’s worldwide law department and a co-founder of Cargill’s venture capital business unit.

Richard N. McLellan. Mr. McLellan was elected as Senior Vice President—Commercial in April 2007. Previously, he had served us as our Vice President—North American Sales since December 2005 and as Country Manager for our (and, prior to the Combination, Cargill’s) Brazilian crop nutrient business since November, 2002. Mr. McLellan joined Cargill in 1989 and held various roles in its Canadian and U.S. operations, including grain, retail and wholesale crop nutrient distribution.

James C. “Joc” O’Rourke. Mr. O’Rourke became Executive Vice President—Operations of Mosaic in January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit consisting of five gold and copper mines; and General Manager Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. He had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984.

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

Linda Thrasher. Prior to the Combination, Ms. Thrasher was the Director of Public Policy for Cargill’s Washington, D.C. office since joining Cargill in 1994. In addition, Ms. Thrasher became Vice President—Public Affairs of Mosaic on June 14, 2004. Ms. Thrasher handled extensive legislative and regulatory issues for Cargill’s crop nutrient, salt and steel businesses and spent significant time working on environmental and trade issues.

Pursuant to the Investor Rights Agreement dated as of January 26, 2004, as amended, between Cargill and Mosaic, during the four year period that commenced on the October 22, 2004 effective date of the Combination and has now expired, Cargill and Mosaic had agreed to, among other things, take (and cause to be taken, including, without limitation, in the case of Cargill, to the extent permitted by applicable law, causing its representatives or designees on the Board of Directors to take) all commercially reasonable actions and agree to exercise all authority under applicable law to cause such individual as designated by Cargill for such purpose to be elected as our Chief Executive Officer and President. Pursuant to such provisions, Mr. Prokopanko was elected as our Chief Executive Officer and President.

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

Our most important products are global commodities, and we face intense global competition from other crop nutrient producers that can affect our prices and volumes.

Our most important products are concentrated phosphate crop nutrients, including diammonium phosphate, or DAP, and monoammonium phosphate, or MAP, and muriate of potash, or MOP. We sell most of our DAP, MAP and MOP in the form of global commodities. Our sales of these products face intense global competition from other crop nutrient producers.

Changes in competitors’ production or shifts in their marketing focus have in the past significantly affected both the prices at which we sell our products and the volumes that we sell, and are likely to continue to do so in the future.

Competitors are more likely to increase their production at times when world agricultural and crop nutrient markets are strong, and to focus on sales into regions where their returns are highest. Increases in the global supply of DAP, MAP and MOP or competitors’ increased sales into regions in which we have significant sales could adversely affect our prices and volumes.

Competitors and potential new entrants in the markets for both concentrated phosphate crop nutrients and potash have announced plans to expand capacity over the next several years. The extent to which the downturn in the global economy and the crisis in the financial sector may cause delays or cancellation of some of these projects is unclear. In addition, the level of exports by producers of concentrated phosphate crop nutrients in China depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.

We cannot accurately predict when or whether competitors’ capacity expansions will be completed, the impact of future decisions by the Chinese government on the level of Chinese exports of concentrated phosphate crop nutrients, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we are able to sell.

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

As a result, crop nutrient prices and volumes have been volatile. This price and volume volatility may cause our results of operations to fluctuate and potentially deteriorate. The price at which we sell our crop nutrient products and our sales volumes could fall in the event of industry oversupply conditions, which could have a material adverse effect on our business, financial condition and results of operations. In contrast, high prices may lead our customers and farmers to delay purchasing decisions in anticipation of future lower prices, thus impacting our sales volumes.

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

Variations in crop nutrient application rates may exacerbate the cyclicality of the crop nutrient markets.

Farmers are able to maximize their economic return by applying optimum amounts of crop nutrients. Farmers’ decisions about the application rate for each crop nutrient, or to forego application of a crop nutrient, particularly phosphate and potash, vary from year to year depending on a number of factors, including among others, crop prices, crop nutrient and other crop input costs or the level of the crop nutrient remaining in the soil following the previous harvest. Farmers are more likely to increase application rates when crop prices are relatively high, crop nutrient and other crop input costs are relatively low and the level of the crop nutrient remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forego application when farm economics are weak or declining or the level of the crop nutrients remaining in the soil is relatively high. This variability in application rates can materially accentuate the cyclicality in prices for our products and our sales volumes.

Our crop nutrient business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital, and our inability to predict future seasonal crop nutrient demand accurately may result in excess inventory or product shortages.

The crop nutrient business is seasonal. Farmers tend to apply crop nutrients during two short application periods, one in the Spring and the other in the Fall. As a result, the strongest demand for our products typically occurs during the Spring planting season, with a second period of strong demand following the Fall harvest. In contrast, we and other crop nutrient producers generally produce our products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales typically being the highest during the North American Spring season and our working capital requirements typically being the highest just prior to the start of the Spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

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

In order to balance the production needs of crop nutrient producers with farmers’ seasonal use of crop nutrients, crop nutrient distribution channels need to have the capacity to build significant inventories. The build-up of inventories in the distribution channels can become excessive, particularly during the cyclical periods of low demand that have been typical in the crop nutrient industry. When there are excessive inventories in the distribution channel, our sales volumes and selling prices can be adversely impacted, even during periods in which farmers’ use of crop nutrients may remain strong.

For example, a build-up of concentrated phosphates and potash in the distribution channels was one of several significant factors that led to softening selling prices for concentrated phosphate crop nutrients and weakened sales volumes for both concentrated phosphate crop nutrients and potash in our fiscal year ended May 31, 2009.

Changes in transportation costs can affect our sales volumes and selling prices.

The cost of delivery is a significant factor in the total cost to customers and farmers of crop nutrients. As a result, changes in transportation costs or in customer expectations about them can affect our sales volumes and prices.

Customer expectations about future events can have a significant effect on the demand for our products. These expectations can significantly affect our sales volumes and selling prices.

Customer expectations about future events has had and is expected to continue to have an effect on the demand and prices for crop nutrients. The future events that may be affected by customer expectations include, among others:

•	Customer expectations about future crop nutrient prices and availability.

Customer expectations about selling prices and availability of crop nutrients has had and is expected to continue to have an effect on the demand for crop nutrients. When customers anticipate increasing crop nutrient selling prices, customers tend to accumulate inventories before the anticipated price increases. This can result in a lag in our realization of rising market prices for our products. Conversely, customers tend to delay their purchases when they anticipate future selling prices for crop nutrients will stabilize or decrease, adversely affecting our sales volumes and selling prices. Customer expectations about availability of crop nutrients can have similar effects on sales volumes and prices.

For example, during portions of fiscal 2009, our customers anticipated a decline in the market price of concentrated phosphate crop nutrients because of falling global prices for sulfur and ammonia, two of the key raw materials used in the production of concentrated phosphates. Our customers’ expectation of falling prices was one of several significant factors that led to weak sales volumes and softening selling prices for concentrated phosphate crop nutrients during portions of fiscal 2009.

•	Customer expectations about future farmer economics.

Similarly, customer expectations about future farmer economics has had and is expected to continue to have an effect on the demand for crop nutrients. When customers anticipate improving farmer economics, customers tend to accumulate crop nutrient inventories in anticipation of increasing sales volumes and selling prices. This can result in a lag in our realization of rising market prices for our products. Conversely, when customers anticipate declining farmer economics, customers tend to reduce the level of their purchases of crop nutrients, adversely affecting our sales volumes and selling prices.

For example, a plunge in market prices for grains and oilseeds since peaks in June 2008 led customers to expect declining farmer economics. The expectation of declining farmer economics was one of several significant factors that led to softening selling prices for concentrated phosphate crop nutrients and weak sales volumes for concentrated phosphate crop nutrients and potash during portions of fiscal 2009.

•	Changes in customer expectations about transportation costs.

As more fully discussed above, increasing transportation costs effectively increase customers’ and farmers’ costs for crop nutrients and can reduce the amount we realize for our sales. Expectations of decreasing transportation costs can result in customers and farmers anticipating that they may be able to decrease their costs by delaying purchases. As a result, changes in customer expectations about transportation costs can affect our sales volumes and prices.

We conduct our operations primarily through a limited number of key production and distribution facilities. Any disruption at one of these facilities could have a material adverse impact on our business. The risk of material disruption increases when demand for our products results in high operating rates at our facilities.

We conduct our operations through a limited number of key production and distribution facilities. These large facilities include our phosphate mines and concentrates plants, our potash mines and the ports and other distribution facilities through which we conduct our business. Any disruption of operations at one of these facilities has the possibility of significantly affecting our production or our ability to distribute our products. Operating these facilities at high rates during periods of high demand for our products increases the risk of mechanical or structural failures, decreases the time available for routine maintenance and increases the impact on our operating results from any disruption. We maintain property, business interruption and casualty insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. We are subject to various self-retentions and deductibles under these insurance policies. As a result of market conditions, our premiums, self-retentions and deductibles for insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. As a result, a disruption of operations at one of our key facilities could have a material adverse effect on our results of operation or financial condition.

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

We carry our inventories at the lower of cost or market. In periods when the market prices for our products are falling rapidly in response to falling market prices for raw materials, it is possible that we could be required to write down the value of our inventories if market prices fall below our costs. Any such write-down would adversely affect our results of operations and the level of our assets. Any such effect could be material.

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

For fiscal 2009, we derived approximately 70% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past, and may in the future, adversely affect our operations, particularly our Phosphates business, and result in increased costs, decreased production and potential liabilities.

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana. In addition, a release of phosphoric acid process wastewater at our Riverview, Florida facility during a hurricane resulted in a small civil fine, as well as a private class action lawsuit and claims for natural resource damages by governmental agencies. More significantly, water treatment costs, particularly at our Florida operations, due to high water balances tend to increase significantly following excess rainfall from hurricanes and other adverse weather. Some of our Florida facilities have high water levels that may, from time to time, require treatment. The high water balances at phosphate facilities in Florida also led the Florida Department of Environmental Protection to adopt new rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum management systems. If additional excess rainfall or hurricanes continue to occur in coming years, the facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.

Adverse weather may also cause a loss of production due to disruptions in our supply chain. For example, following Hurricane Katrina in Louisiana in 2005, oil refineries that supply sulfur to us were closed and incoming shipments of ammonia were delayed, disrupting production at our Louisiana facilities.

Our operations are dependent on having the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals may impair our business and operations.

We hold numerous governmental environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a government agency to revoke or substantially modify an existing permit or approval could have a material adverse effect on our ability to continue operations at the affected facility.

Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. Over the next several years, we and our subsidiaries will be continuing our efforts to obtain permits in support of our anticipated Florida mining operations at certain of our properties. In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009 environmental groups for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers with respect to its issuance of a federal wetlands permit and similar lawsuits could be brought in the future. A denial of, or delay in issuing, these permits or the issuance of permits with cost-prohibitive conditions could prevent us from mining at these properties and thereby have a material adverse effect on our business, financial condition or results of operations. For example, we have applied to the U.S. Army Corps of Engineers for a federal wetlands permit to extend our South Fort Meade mine in central Florida from Polk County into Hardee County, where we also have reserves. We cannot assure when the U.S. Army Corps of Engineers will issue the wetlands permit.

We have included additional discussion about permitting for our phosphate mines in Florida in Note 21 of our Consolidated Financial Statements.

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

In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. In most cases, these financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we are unable to satisfy these financial strength tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the past, we have not always been able to satisfy applicable financial strength tests, and in the future, it is possible that we will not be able to pass the applicable financial strength tests, negotiate consent decrees, establish escrow accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost, or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.

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

•

Antitrust, commercial, tax and other disputes. For example, we are currently one of a number of defendants in multiple class-action lawsuits, in which the plaintiffs seek unspecified amounts of damages including treble damages, alleging that we and other defendants conspired to, among other matters, fix the price at which potash was sold in the United States, allocated market shares and customers and fraudulently concealed their anticompetitive conduct. We are also involved in a dispute among the owners of Fosfertil, S.A. in Brazil relating to a proposed reorganization of Fosfertil, and various tax matters in, among other countries, the U.S. and Brazil.

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

Continued government and public emphasis on environmental, health and safety issues in the U.S., Canada, China, Brazil and other countries where we operate can be expected to result in requirements that apply to us and our operations that are more stringent than those that are described above and elsewhere in this report. These more stringent requirements may include among other matters increased levels of future investments and expenditures for environmental controls at ongoing operations which will be charged against income from future operations, increased levels of the financial assurance requirements to which we are subject, increased efforts or costs to obtain permits or denial of permits, and other matters that could increase our expenses, capital requirements or liabilities or adversely affect our business, liquidity or financial condition. In addition, to the extent restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the countries where we operate, our competitors could gain cost or other competitive advantages over us. These effects could be material.

Future regulatory restrictions on greenhouse gas emissions in the United States, Canada or elsewhere could adversely affect us, and these effects could be material.

Pursuant to the Kyoto Protocol, Canada has already committed to reducing greenhouse gas emissions. It appears increasingly likely that the United States will begin to limit greenhouse gas emissions through federal legislation or regulatory action. International negotiations relating to greenhouse gas emission reductions and other responses to climate change are also underway. In addition, coalitions of U.S. states are working together to develop regional greenhouse gas emission reduction programs and some U.S. states are considering acting on their own. These and other future measures could attempt to restrict greenhouse gas emissions by a variety of means, including among others limitations on greenhouse gas emissions, other restrictions on operating activities, or taxes or emission allowance fees on greenhouse gas emissions. These measures could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our costs for energy, raw material or transportation or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.

Future climate change could adversely affect us, and these effects could be material.

The potential physical impacts of climate change on our operations and those of our customers and farmers are uncertain and may vary by geographic location. The impacts may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and operating activities, the location and cost of global grain and oilseed production, and the supply and demand for grains and oilseeds. These effects could be material to our results of operations, liquidity or capital resources.

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

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $2.7 billion at May 31, 2009. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. As discussed above, the restrictive covenants under our indebtedness limit our use of our cash and cash-equivalents. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

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

We hold several minority ownership interests in crop nutrient manufacturing or distribution companies that are not controlled by us. As some of these companies are significant to us, their results of operations materially affect our equity earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute significantly less than anticipated to our equity earnings and cash flow, negatively impacting our results of operations and liquidity.

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

We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants and store ammonia at some of our distribution facilities. For our Florida phosphates concentrates plants, ammonia is received at terminals in Tampa and transported by pipelines to our facilities. Our ammonia is generally stored and transported at high pressures. An accident could occur that could result in serious injuries or death, or the evacuation of areas near an accident. An accident could also result in property damage or the shutdown of our Florida or Louisiana phosphates concentrates plants, the ammonia terminals or pipelines serving those plants or our other ammonia storage and handling facilities. As a result, an accident involving ammonia could have a material adverse effect on our results of operations, liquidity or financial condition.

•

We also use or produce other hazardous or volatile chemicals at some of our facilities. If our safety procedures are not effective, an accident involving these other hazardous or volatile chemicals could result in serious injuries or death, or result in the shutdown of our facilities.

We use sulfuric acid in the production of concentrated phosphates in our Florida and Louisiana operations. Our Louisiana facilities produce fluorosilicic acid, which is a hazardous chemical, for resale to third parties. We also use or produce other hazardous or volatile chemicals at some of our facilities. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in property damage or shutdown of our facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition. For example, in October 2006, an explosion occurred at our Faustina, Louisiana ammonia plant, which is located adjacent to our phosphate production facility. As a result, the ammonia plant was idle for repairs until mid-January 2007.

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

We may be adversely affected by changing antitrust laws to which we are subject. Increases in crop nutrient prices can increase the scrutiny to which we are subject under these laws.

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth, or the operations of Canpotex Limited and the Phosphate Chemicals Export Association, Inc., which serve as export associations for our Potash and Phosphates businesses, respectively. Increases in crop nutrient prices have in the past resulted in increased scrutiny of the crop nutrient industry under antitrust and competition laws and can increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operating practices or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

We may be adversely affected by other changes in laws resulting from increases in food and crop nutrient prices.

Increases in prices for, among other things, food, fuel and crop inputs (including crop nutrients) have in the past been the subject of significant discussion by various governmental bodies and officials throughout the world. In response to increases, it is possible that governments in one of more of the locations in which we operate or where we or our competitors sell our products could take actions that could affect us. Such actions could include, among other matters, changes in governmental policies relating to agriculture and biofuels (including changes in subsidy levels), price controls, tariffs, windfall profits taxes or export or import taxes. Any such actions could materially adversely affect our operating results and financial condition.

Our competitive position could be adversely affected if we are unable to participate in continuing industry consolidation.

Most of our products are readily available from a number of competitors, and price and other competition in the crop nutrient industry is intense. In addition, crop nutrient production facilities and distribution activities frequently benefit from economies of scale. As a result, particularly during pronounced cyclical troughs, the crop nutrient industry has a long history of consolidation. Mosaic itself is the result of a number of industry consolidations. We expect consolidation among crop nutrient producers could continue. Our competitive position could suffer to the extent we are not able to expand our own resources either through consolidations, acquisitions, joint ventures or partnerships. In the future, we may not be able to find suitable companies to combine with, assets to purchase or joint venture or partnership opportunities to pursue. Even if we are able to locate desirable opportunities, we may not be able to enter into transactions on economically acceptable terms. If we do not successfully participate in continuing industry consolidation, our ability to compete successfully could be adversely affected and result in the loss of customers or an uncompetitive cost structure, which could adversely affect our sales and profitability.

Our risk management strategy may not be effective.

Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas, ammonia and sulfur consumed in operations, freight and shipping costs and foreign currency exchange rates. We periodically enter into derivatives and forward purchase contracts to mitigate some of these risks. However, our strategy may not be successful in minimizing our exposure to these fluctuations. See “Market Risk” in our Management’s Analysis and Note 15 of our Consolidated Financial Statements that is incorporated by reference in this report in Part II, Item 8.

A shortage of railcars, barges and ships for carrying our products and the raw materials we use in our business could result in customer dissatisfaction, loss of production or sales, and higher transportation or equipment costs.

We rely heavily upon truck, rail, barge and ocean freight transportation to obtain the raw materials we need and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, high fuel prices, labor disputes, layoffs or other factors affecting the availability of qualified transportation workers, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.

Strong demand for grain and other products and a strong world economy increase the demand for and reduce the availability of transportation, both domestically and internationally. Shortages of railcars, barges and ocean transport for carrying product and increased transit time may result in customer dissatisfaction, loss of sales and higher equipment and transportation costs. In addition, during periods when the shipping industry has a shortage of ships the substantial time needed to build new ships prevents rapid market response. Delays and missed shipments due to transportation shortages, including vessels, barges, railcars and trucks, could result in customer dissatisfaction or loss of sales potential, which could negatively affect our performance and results of operations.

A lack of customers’ access to credit can adversely affect their ability to purchase our products. The global economic crisis has adversely affected our customers’ access to credit and may continue to do so in the future.

Some of our customers require access to credit to purchase our products. The global economic crisis has reduced the availability of credit to borrowers worldwide. A lack of available credit was one of several significant factors that adversely affected international customers’ demand for crop nutrients in some countries in our fiscal year ended May 31, 2009. Continued lack of access to credit by our international customers in these countries, or a lack of available credit to customers in other countries, due to the global economic crisis or for other reasons, could further adversely affect demand for crop nutrients.

We extend trade credit to our customers and guarantee the financing that some of our customers use to purchase our products. Our results of operations may be adversely affected if these customers are unable to repay the trade credit from us or financing from their banks. Increases in prices for crop nutrient, other agricultural inputs and grain may increase this risk.

We extend trade credit to our customers in the United States and throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. As our exposure to longer trade credit extended throughout the world and use of guarantees in Brazil increases, we are increasingly exposed to the risk that some of our customers will not pay us or the amounts we have guaranteed. Additionally, we become increasingly exposed to risk due to weather and crop growing conditions, fluctuations in commodity prices or foreign currencies, and other factors that influence the price, supply and demand for agricultural commodities. Significant defaults by our customers could adversely affect our financial condition and results of operations.

Increases in prices for crop nutrients increase the dollar amount of our sales to customers. The larger dollar value of our customers’ purchases may also lead them to request longer trade credit from us and/or increase their need for us to guarantee their financing of our products. Either factor could increase the amount of our exposure to the risk that our customers may be unable to repay the trade credit from us or financing from their banks that we guarantee. In addition, increases in prices for other agricultural inputs and grain may increase the working capital requirements, indebtedness and other liabilities of our customers, increase the risk that they will default on the trade credit from us or their financing that we guarantee, and decrease the likelihood that we will be able to collect from our customers in the event of their default.

Cargill’s status as a significant stockholder and its representation on our Board of Directors may create conflicts of interest with our other stockholders and could cause us to take actions that may not be beneficial to our other stockholders or that our other stockholders do not support.

As of May 31, 2009, Cargill owned 64.3% of the outstanding shares of our common stock. In addition, seven Cargill nominees are members of our twelve-member Board of Directors. Accordingly, Cargill effectively controls our strategic direction and significant corporate transactions, and its interests in these matters may conflict with the interests of other stockholders of Mosaic. As a result, Cargill could cause us to take actions that may not be beneficial to our other stockholders or that our other stockholders do not support.

Cargill’s significant ownership interest in Mosaic and our classified Board of Directors and other anti-takeover provisions could deter an acquisition proposal for Mosaic that other stockholders may consider favorable.

Because Cargill is the owner of a majority of the shares of our common stock, a third party will not be able to acquire control of us without Cargill’s consent because Cargill could vote its shares of our common stock against any takeover proposal submitted for stockholder approval. In addition, we have a classified Board of Directors and other takeover defenses in our certificate of incorporation and bylaws. Cargill’s ownership interest in us and these other anti-takeover provisions could discourage potential acquisition proposals for us and could delay or prevent a change of control of Mosaic. These deterrents could make it very difficult for non-Cargill holders to remove or replace members of our Board of Directors or management, which could be detrimental to our other stockholders.

Our stockholders may be adversely affected by the expiration of the standstill restrictions in our Investor Rights Agreement with Cargill, which enables Cargill to, among other things, increase its ownership percentage of our common stock above 64.3% or seek additional representation on our Board of Directors, any of which could have an impact on the price of our common stock. Our stockholders may also be adversely affected if Cargill were to transfer all or a significant percentage of its interest in our common stock to a third party.

Until they expired on October 22, 2008, standstill provisions in our Investor Rights Agreement with Cargill restricted Cargill from acquiring additional shares of our common stock from our public stockholders and taking other specified actions as a stockholder of Mosaic. Following the expiration of the standstill period, Cargill is free to increase its ownership interest in our common stock. Purchases of additional shares of our common stock by Cargill could result in lower trading volumes for our common stock and make it difficult for stockholders to sell shares of our common stock.

In addition, Cargill is permitted to sell its shares of our common stock. Cargill’s sale or transfer of a significant number of shares of our common stock could create a decline in the price of our common stock. Furthermore, if Cargill’s sales or transfers were made to a single buyer or group of buyers, it could result in a third party acquiring effective control of Mosaic.

Until the expiration of the standstill period, the Investor Rights Agreement also required that Cargill vote its shares of Mosaic common stock for the slate of director nominees recommended by the Mosaic Board of Directors, and that Cargill would cause its nominees on the Mosaic Board of Directors to recommend the four directors designated by IMC or the successors designated by the IMC-designated directors. Because the standstill period has expired, Cargill is now free to seek to increase its representation on the Mosaic Board of Directors above seven members. This action could further increase Cargill’s control over Mosaic and deter or delay an acquisition of Mosaic thereby having a negative impact on the price of our common stock.

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

The success of our Potash expansion plans and other strategic initiatives depends on our ability to effectively manage these initiatives.

We have initiated several significant strategic initiatives, principally our plans to expand the annual production capacity of our Potash business by more than five million tonnes of finished product by 2020. These strategic initiatives involve capital and other expenditures of several billions of dollars over a number of years and require effective project management. To the extent the processes we put in place to manage these initiatives are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized.

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

•

New Wales Multifos Kiln Testing Issues. We have reported to the EPA and the Florida Department of Environmental Protection certain irregularities in our testing related to compliance with the nitrous oxide emission limits in the air permit for a kiln used for production of Multifos animal feed at our New Wales, Florida, phosphate concentrates plant. We understand that both federal and state enforcement officials are considering whether to bring enforcement actions with respect to the testing irregularities. We cannot predict whether federal or state enforcement officials will bring enforcement actions or the amount or nature of any potential penalties or other liabilities that would be sought; however, we do not expect that resolution of this matter will have a material impact on our business or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2009.

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

We have included information on dividend restrictions in Note 11 of our Consolidated Financial Statements.

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	4,018,724	$25.98	18,697,734
Equity compensation plans not approved by stockholders	-	-	-

Total	4,018,724	$25.98	18,697,734

(a)	Includes grants of stock options and time-based restricted stock units.
( b)	Includes weighted average exercise price of stock options only.

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

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2005 through 2009 under “Five Year Comparison,” in the financial information that is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data.

We have included our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the report of our Independent Registered Public Accounting Firm, and the information under “Quarterly Results” in our annual report to stockholders. This information is incorporated herein by reference.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

We have included management’s report on internal control over financial reporting under “Management’s Report on Internal Control Over Financial Reporting” in our annual report to stockholders.

We have included our registered public accounting film’s attestation report on our internal controls over financial reporting under “Report of Independent Registered Public Accounting Firm” in our annual report to stockholders.

This information is incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2009 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Nomination and Selection of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2009 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

On July 2, 2009, our Board of Directors approved certain amendments to our Bylaws, including the following amendments: (i) an amendment to Section 1.2 of the Bylaws to provide that the Chairman of the Board or the Board will call a special meeting of the stockholders at the request in writing of a stockholder of the Company that beneficially owns shares of the stock of the Company representing in the aggregate at least 50% of the total number of outstanding shares of common stock entitled to vote (a “Majority Stockholder”); (ii) an amendment to Section 2.2 of the Bylaws to provide that any vacancies in the Board created by an increase in the size of the Board above 13 may be filled only by stockholders at an annual or special meeting of stockholders and (iii) an amendment to Sections 1.7 and 2.2 to change the deadline for a Majority Stockholder to present nominations and other business at an annual meeting from the 90 days, to 45 days, prior to the anniversary date of the immediately preceding annual meeting. In addition, the Bylaws were amended to make related and conforming changes to Sections 1.7 and 2.12, and Article XI was amended to provide that under certain circumstances any amendments to the Bylaws that would be inconsistent with the foregoing Sections of the Bylaws (Sections 1.2, 1.7, 2.2 and 2.12) may not be effected without the affirmative vote of the holders of Company stock voting at an annual or special meeting in which any such amendment is proposed.

A copy of our amended and restated Bylaws are attached as Exhibit 3.2 to this report.

Item 11. Executive Compensation.

The information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2009 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities,” and “Certain Relationships and Related Transactions—Registration Rights Agreement” included in our definitive proxy statement for our 2009 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2009 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2009 annual meeting of stockholders is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)

Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in our annual report to stockholders and incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

(3)	Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(c)	Summarized financial information of 50% or less owned persons is included in Note 9 of Notes to Consolidated Financial Statements. Financial statements and schedules are omitted as none of such persons are significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

*********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ James T. Prokopanko
James T. Prokopanko
Chief Executive Officer and President

Date: July 24, 2009

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President (principal executive officer)	July 24, 2009

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	July 24, 2009

/s/ Anthony T. Brausen Anthony T. Brausen	Vice President—Finance and Chief Accounting Officer (principal accounting officer)	July 24, 2009

* Robert L. Lumpkins	Chairman of the Board of Directors	July 24, 2009

* Guillaume Bastiaens	Director	July 24, 2009

* Raymond F. Bentele	Director	July 24, 2009

* Phyllis E. Cochran	Director	July 24, 2009

* Richard D. Frasch	Director	July 24, 2009

* William R. Graber	Director	July 24, 2009

* Harold H. MacKay	Director	July 24, 2009

* David B. Mathis	Director	July 24, 2009

* William T. Monahan	Director	July 24, 2009

* James L. Popowich	Director	July 24, 2009

* David T. Seaton	Director	July 24, 2009

* Steven M. Seibert	Director	July 24, 2009

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as The Mosaic Company (“Mosaic”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic for October 22, 2004**

2.ii.	Letter Agreement dated April 11, 2005 to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.ii.	Bylaws of Mosaic, as amended and restated effective July 2, 2009	Exhibit 3.2 to the Current Report on Form 8-K of Mosaic for July 2, 2009**

4.ii.a.	Indenture dated as of December 1, 2006 between Mosaic and U.S. Bank National Association relating to the 7 3/8% Senior Notes due 2014 and 7 5/8% Senior Notes due 2016	Exhibit 4.ii.a. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

4.ii.b.	Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the	Exhibit 4.ii.d. to the Current Report on Form 8-K of Mosaic for December 1, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006

4.ii.c.	Amendment, dated as of May 18, 2007, to the Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4.ii.e. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

4.ii.d.	Amendment, dated as of May 27, 2008, to the Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006	Exhibit 4 to the Current Report on Form 8-K of Mosaic for May 27, 2008**

4.ii.e.	Amendment, dated as of September 4, 2008, to the Amended and Restated Credit Agreement, dated as of February 18, 2005, among Mosaic, Mosaic Fertilizer, LLC, Mosaic Global Holdings Inc. and Mosaic Potash Colonsay ULC, as Borrowers, the Foreign Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended and restated effective December 1, 2006		X

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.i.a.	Registration Rights Agreement dated as of December 1, 2005 between Mosaic and U.S. Agri-Chemicals Corporation	Exhibit 10.1.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2005**

10.i.b.	Amendment No. 1 dated as of March 31, 2006 to Registration Rights Agreement dated as of December 1, 2005 between Mosaic and U.S. Agri-Chemicals Corporation	Exhibit 10.i.c. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.a.	Registration Rights Agreement, dated as of January 26, 2004, by and between Cargill and Mosaic	Annex C to the proxy statement/prospectus forming a part of Registration Statement No. 333-114300

10.ii.b.	Form of Service Agreement dated July 11, 2005 (effective July 7, 2005) between Mosaic Fertilizer, LLC and Cargill International SA, Ocean Transportation Division	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.c.	Form of Barter Agreement dated May 31, 2005 (effective July 7, 2005) between Cargill Agricola S.A. and Mosaic Fertilizantes Do Brasil S.A.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.d.	Form of Services Agreement dated May 16, 2006 between Banco Cargill S.A. and Mosaic Fertilizantes do Brasil S.A.	Exhibit 10.ii.q. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.e.	Form of Fertilizer Supply Agreement dated October 22, 2004 between Mosaic and Cargill’s Ag Horizons business unit	Exhibit 10.ii.t. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.f.	Form of Shared Service and Access Agreement at Port Cargill, MN dated October 22, 2004, between Cargill and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.jj. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.g.	Form of Shared Service and Access Agreement at Houston, TX dated October 22, 2004, between Cargill and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.kk. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.h.	Form of Master Services Agreement (“Master Services Agreement”) dated December 29, 2006, between Cargill and Mosaic	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.i.	Form of agreement for Customer Financial Solutions between Mosaic Fertilizantes do Brasil S.A. and Banco Cargill S.A.	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.j.	Form of Supply Agreement dated September 14, 2007 between Cargill, Limited and Mosaic Canada Crop Nutrition, L.P. for the supply of fertilizer products in Canada	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.k.	Form of Offer of General Services dated September 14, 2007 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.l.	Form of Supply Agreement dated September 28, 2007 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I. for supply of DAP, MAP and MicroEssentials™ (S-15) in Argentina	Exhibit 10.ii.j. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.m.	Form of Barge Freight Contract dated January 23, 2008, between Cargo Carriers, a division of Cargill Marine & Terminal, Inc., and Mosaic Crop Nutrition, LLC	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.n.	Form of Fertilizer Agency Agreement dated January 23, 2008, between Mosaic Canada Crop Nutrition, LP and Cargill Limited	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.o.	Form of Supply Agreement for Feed Grade Phosphates dated January 23, 2008, between Mosaic Crop Nutrition, LLC and Cargill PLC	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.p.	Form of Supply Agreement dated April 25, 2008, for the purchase of approximately 2,400 metric tons of triple superphosphate by Mosaic de Argentina S.A. from Cargill S.A.C.I. in Argentina	Exhibit 10.ii.iii. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.q.	Form of Product Supply Agreement dated May 27, 2008, between Mosaic Fertilizantes do Brasil S.A. and Cargill Agricola S.A.	Exhibit 10.ii.jjj. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.r.	Form of Offer of Single Super Phosphate dated May 27, 2008 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.kkk. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.s.	Form of Supply Agreement dated May 29, 2008 for DAP/MAP/S-15 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I.	Exhibit 10.ii.lll. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.t.	Form of Schedule of Services dated May 28, 2008 between Cargill Agricola, S.A., Mosaic Fertilizantes do Brasil, S.A., Mosaic Fertilizantes Ltda., Mosaic Fertilizantes Limited and Fospar, S.A. to the Master Services Agreement	Exhibit 10.ii.mmm. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.u.	Form of Supply Agreement dated May 29, 2008, for the sale of feed grade phosphates, urea and potash in North America between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Animal Nutrition, Inc.	Exhibit 10.ii.nnn. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.v.	Form of Product Supply Agreement dated May 29, 2008, between Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Limited and Seara Alimentos S.A.	Exhibit 10.ii.ooo. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.w.	Forms of Renewals of Supply Agreements dated May 29, 2008, for the sale of feed grade phosphates in the Philippines and Thailand between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill, Incorporated.	Exhibit 10.ii.ppp. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.x.	Form of Renewal of Supply Agreement dated May 31, 2008, for the sale of feed grade phosphates in Vietnam, Indonesia and Taiwan between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Animal Nutrition, Inc.	Exhibit 10.ii.qqq. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.y.	Form of Renewal of Supply Agreement dated May 29, 2008, for sale of feed grade phosphates in the United Kingdom between Mosaic Crop Nutrition, LLC and Cargill PLC.	Exhibit 10.ii.rrr. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.z.	Form of Renewal of Supply Agreement dated May 31, 2008, for sale of monocalcium phosphates in Malaysia between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Desa Cargill Sdn. Bhd.	Exhibit 10.ii.sss. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.aa.	Form of Renewal of Supply Agreement dated May 31, 2008 for sale of monocalcium phosphates in Malaysia between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Feed Sdn. Bhd.	Exhibit 10.ii.ttt. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.bb.	Form of Supply Agreement dated May 29, 2008, for the sale of feed grade phosphates in India between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill India	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.cc.	Form of Supply Agreement dated June 20, 2008 for the supply of industrial fine grade potassium chloride treated with triple superphosphate between Mosaic Canada Crop Nutrition, LP and Cargill Limited	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.dd.	Form of Supply Agreement dated July 18, 2008, between Phosphate Chemical Export Association, Inc. (“PhosChem”) and Cargill S.A.C.I. for spot sales of fertilizer products in Argentina	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.ee.	Form of Renewal dated July 18, 2008 of Barter Arrangement dated May 16, 2006 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.ff.	Form of Agreement dated July 22, 2008 between PhosChem and Cargill Financial Services International, Inc. relating to participation by subsidiaries of Cargill, Incorporated in PhosChem’s fertilizer export sales to customers in India	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.gg.	Form of renewal dated January 1, 2009 of agreement for the sale of white muriate of potash by Mosaic Crop Nutrition, LLC to Cargill, Incorporated’s salt business unit	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.ii.hh.	Form of renewal of agreement effective for the period December 22, 2008 through December 22, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil S.A. to Cargill Bolivia S.A. in Bolivia	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.ii.	Form of renewal of agreement effective for the period December 22, 2008 through December 22, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil S.A. to Cargill Agropecuaria S.A.C.I. in Paraguay	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.ii.jj.	Description of Related Party Transactions	Note 22 of Notes to the Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data”

10.iii.a.***	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended October 4, 2006)	Appendix B to the Proxy Statement of Mosaic dated August 23, 2006**

10.iii.b.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.***	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of Mosaic’s Current Report on Form 8-K for May 26, 2005**

10.iii.d.***	Description of Mosaic Management Incentive Program		X

10.iii.e.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.f.***	Summary of Board of Director Compensation of Mosaic		X

10.iii.g.***	Supplemental Retirement Agreement, dated January 1, 2000, between Mosaic Canada ULC (formerly known as IMC Canada Ltd.) and Norman B. Beug	Exhibit 10.iii.q. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

10.iii.h.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic for August 2, 2006*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.i.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.4. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.j.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 4, 2006	Exhibit 99.5. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.k.***	Form of Retirement Compensation Arrangement Trust Agreement between Mosaic Canada ULC (formerly known as IMC Canada Ltd.), Mosaic Potash Esterhazy Limited Partnership (formerly known as IMC Esterhazy Canada Limited Partnership) and Royal Trust Corporation of Canada to provide benefits for certain Canadian employees	Exhibit 10.iii.s. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2008**

10.iii.l.***	Form of Amendment to Employee Restricted Stock Unit Award Agreements granted in 2006 and 2007 to executive officers under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.m.***	Form of Senior Management Severance and Change in Control Agreement, approved February 7, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.n.***	Form of Amended and Restated Senior Management Severance and Change in Control Agreement, approved February 7, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.o.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.p.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008	Exhibit 10.iii.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.q.***	Form of Indemnification Agreement between The Mosaic Company and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of The Mosaic Company for October 8, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.r.***	Form of The Mosaic Company Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.s.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.t.***	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.u.***	Form of amendments to Senior Management Severance and Change in Control Agreements and Amended and Restated Senior Management Severance and Change in Control Agreements		X

13	The portions of Mosaic’s annual report to stockholders that are specifically incorporated by reference		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Denotes management contract or compensatory plan.