Form 10-Q
period 2009-08-31
MOSAIC CO
filed 2009-10-06
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 444,938,976 common shares as of September 30, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31,
	2009	2008
Net sales	$1,457.2	$4,322.5
Cost of goods sold	1,235.0	2,673.9

Gross margin	222.2	1,648.6
Selling, general and administrative expenses	81.4	90.0
Other operating expenses	6.6	9.7

Operating earnings	134.2	1,548.9
Interest expense, net	14.9	10.6
Foreign currency transaction (gain)	(13.1)	(86.7)
Other (income)	(0.4)	(1.5)

Earnings from consolidated companies before income taxes	132.8	1,626.5
Provision for income taxes	32.8	497.7

Earnings from consolidated companies	100.0	1,128.8
Equity in net earnings of nonconsolidated companies	2.5	59.8

Net earnings including non-controlling interests	102.5	1,188.6
Less: Net earnings attributable to non-controlling interests	(1.9)	(3.9)

Net earnings attributable to Mosaic	$100.6	$1,184.7

Basic net earnings per share attributable to Mosaic	$0.23	$2.67

Diluted net earnings per share attributable to Mosaic	$0.23	$2.65

Basic weighted average number of shares outstanding	444.6	444.1
Diluted weighted average number of shares outstanding	446.3	446.5

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	August 31, 2009	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,598.7	$2,703.2
Receivables, net	471.3	582.5
Receivables due from Cargill, Incorporated and affiliates	14.2	15.1
Inventories	1,046.7	1,125.9
Deferred income taxes	199.3	205.4
Other current assets	672.0	675.7

Total current assets	5,002.2	5,307.8
Property, plant and equipment, net	5,007.7	4,899.3
Investments in nonconsolidated companies	375.5	357.8
Goodwill	1,733.1	1,734.1
Deferred income taxes	253.4	262.3
Other assets	107.0	114.9

Total assets	$12,478.9	$12,676.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$107.1	$92.7
Current maturities of long-term debt	29.7	43.3
Accounts payable	409.2	371.7
Trade accounts payable due to Cargill, Incorporated and affiliates	20.6	11.9
Cargill prepayments and accrued liabilities	4.3	5.9
Accrued liabilities	667.4	703.9
Accrued income taxes	11.2	327.6
Deferred income taxes	65.8	64.8

Total current liabilities	1,315.3	1,621.8
Long-term debt, less current maturities	1,253.2	1,256.5
Deferred income taxes	456.0	456.6
Other noncurrent liabilities	839.8	826.1
The Mosaic Company Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of August 31, 2009 and May 31, 2009	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, none issued and outstanding as of August 31, 2009 and May 31, 2009	—	—
Common stock, 444,917,995 and 444,513,300 shares issued and outstanding as of August 31, 2009 and May 31, 2009, respectively	4.5	4.4
Capital in excess of par value	2,500.5	2,483.8
Retained earnings	5,824.6	5,746.2
Accumulated other comprehensive income	260.2	258.6

Total Mosaic stockholders’ equity	8,589.8	8,493.0
Non-controlling interests	24.8	22.2

Total stockholders’ equity	8,614.6	8,515.2

Total liabilities and stockholders’ equity	$12,478.9	$12,676.2

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31,
	2009	2008
Cash Flows from Operating Activities
Net earnings including non-controlling interests	$102.5	$1,188.6
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	92.1	87.7
Deferred income taxes	11.6	15.3
Equity in net earnings of nonconsolidated companies, net of dividends	(2.5)	(27.7)
Accretion expense for asset retirement obligations	7.9	8.8
Stock-based compensation expense	14.2	10.1
Unrealized loss (gain) on derivatives	(38.4)	117.2
Excess tax benefits related to stock option exercises	(0.4)	(2.8)
Other	(0.7)	(1.0)
Changes in assets and liabilities:
Receivables, net	111.5	(521.0)
Inventories, net	78.9	(590.2)
Other current assets	8.9	(55.1)
Accounts payable	77.0	273.9
Accrued liabilities	(299.8)	138.2
Other noncurrent liabilities	9.6	(80.5)

Net cash provided by operating activities	172.4	561.5
Cash Flows from Investing Activities
Capital expenditures	(236.2)	(186.9)
Restricted cash	—	(1.2)
Other	0.1	0.3

Net cash used in investing activities	(236.1)	(187.8)
Cash Flows from Financing Activities
Payments of short-term debt	(63.2)	(141.5)
Proceeds from issuance of short-term debt	77.7	118.6
Payments of long-term debt	(17.4)	(33.8)
Proceeds from issuance of long-term debt	0.6	0.1
Payment of tender premium on debt	(5.5)	(0.2)
Proceeds from stock options exercised	2.2	1.1
Dividend paid to minority shareholder	(0.1)	(1.4)
Excess tax benefits related to stock option exercises	0.4	2.8
Cash dividends paid	(22.2)	(22.2)

Net cash used in financing activities	(27.5)	(76.5)
Effect of exchange rate changes on cash	(13.3)	(68.2)

Net change in cash and cash equivalents	(104.5)	229.0
Cash and cash equivalents—beginning of period	2,703.2	1,960.7

Cash and cash equivalents—end of period	$2,598.7	$2,189.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$39.6	$47.4
Income taxes (net of refunds)	271.0	192.7

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(In millions except share and per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders’ Equity
Balance as of May 31, 2008	443.9	$4.4	$2,450.8	$3,485.4	$790.6	$23.4	$6,754.6
Adoption of FAS 158 measurement date, net of tax of $0.2	—	—	—	(0.5)	—	—	(0.5)

Beginning balance, as adjusted	443.9	4.4	2,450.8	3,484.9	790.6	23.4	6,754.1
Net earnings	—	—	—	2,350.2	—	6.3	2,356.5
Foreign currency translation adjustment, net of tax of $13.3	—	—	—	—	(480.0)	(3.8)	(483.8)
Net actuarial loss, net of tax of $31.2	—	—	—	—	(52.0)	—	(52.0)

Comprehensive income for 2009						2.5	1,820.7
Stock option exercises	0.6	—	4.6	—	—	—	4.6
Amortization of stock based compensation	—	—	22.5	—	—	—	22.5
Distributions to Cargill, Inc.			(0.6)			—	(0.6)
Dividends paid ($0.20 per share)	—	—	—	(88.9)	—	—	(88.9)
Dividends for non-controlling interests						(3.7)	(3.7)
Tax benefits related to stock option exercises	—	—	6.5	—	—	—	6.5

Balance as of May 31, 2009	444.5	4.4	2,483.8	5,746.2	258.6	22.2	8,515.2
Net earnings including non-controlling interest	—	—	—	100.6	—	1.9	102.5
Foreign currency translation adjustment, net of tax of $4.2	—	—	—	—	2.3	0.8	3.1
Net actuarial loss, net of tax of $0	—	—	—	—	(0.7)	—	(0.7)

Comprehensive income for 2010						2.7	104.9
Stock option exercises	0.4	0.1	2.1	—	—	—	2.2
Amortization of stock based compensation	—	—	14.2	—	—	—	14.2
Dividends paid ($0.05 per share)	—	—	—	(22.2)	—	—	(22.2)
Dividends for non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Tax benefits related to stock option exercises	—	—	0.4	—	—	—	0.4

Balance as of August 31, 2009	444.9	$4.5	$2,500.5	$5,824.6	$260.2	$24.8	$8,614.6

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce phosphate crop nutrients. Our Phosphates segment’s results include North American distribution activities. Our consolidated results also include Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 80% for the three months ended August 31, 2009.

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

Our Offshore business segment consists of sales offices, crop nutrients’ blending and bagging facilities, port terminals and warehouses in several key countries outside the U.S. and Canada, including Brazil. In addition, we own or have strategic investments in production facilities in Brazil and in a number of other countries. Our Offshore segment serves as a market for our Phosphates and Potash segments but also purchases and markets products from other suppliers worldwide.

Intersegment sales are eliminated within the Corporate, Eliminations and Other segment. See Note 18 to the Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Consolidated Financial Statements) necessary for fair presentation of our financial position as of August 31, 2009, and our results of operations and cash flows for the three months ended

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and 2008. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated. Mosaic has evaluated subsequent events through October 5, 2009, which is the date these financial statements were issued.

Accounting Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives and net realizable values of long-lived assets, derivative financial instruments, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer and/or when the risks and rewards of ownership are otherwise transferred to the customer and when the price is fixed or determinable. Revenue on Offshore sales and North American export sales is recognized upon the transfer of title to the customer and when the price is fixed or determinable. For certain export shipments, transfer of title occurs outside the U.S. or the country in which the shipment originated. Shipping and handling costs are included as a component of cost of goods sold.

Sales to wholesalers and retailers (but not to importers) in India are subject to a selling price cap and are eligible for an Indian government subsidy which reimburses importers for the difference between the market price of diammonium phosphate fertilizer (“DAP”) and the capped price. We record the government subsidy at the time the underlying eligible sale is made which is when the price of DAP is both fixed and determinable.

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position FSP SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 deferred implementation of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, including but not limited to our asset retirement obligations. We adopted FSP SFAS 157-2 on June 1, 2009 and have provided the SFAS 157 disclosure requirements for nonfinancial assets and nonfinancial liabilities that are remeasured at fair value on a nonrecurring basis. Other than the additional disclosure requirements, the adoption of FSP SFAS 157-2 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which significantly changes how business acquisitions are accounted for and will impact financial statements

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requires an acquirer to recognize and measure the identifiable assets acquired, liabilities assumed, contractual contingencies, contingent consideration and any non-controlling interest in an acquired business at fair value on the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and any adjustments to deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period to generally be reflected in income tax expense. SFAS 141(R) became effective for us on June 1, 2009. With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning with any business combination with an acquisition date on or after June 1, 2009. In relation to the Combination completed prior to the effective date of SFAS 141(R), the provisions of SFAS 141(R) will require any adjustments to the deferred tax asset valuation allowances and the uncertain tax positions initially established as of the business combination to be included in our net earnings rather than as an adjustment to goodwill.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests (“NCI’s) in a subsidiary, changes in a parent’s ownership interest and for the deconsolidation of a subsidiary. SFAS 160 requires, among other items, that NCI’s (previously referred to as minority interest) be included in the consolidated balance sheets within equity separate from the parent’s equity; consolidated net income reported at amounts inclusive of both the parent’s and the NCI’s shares with disclosure on the face of the consolidated statements of earnings of the amounts attributable to the parent and to the NCI’s; changes in a parent’s ownership shall be treated as an equity transaction; and if a subsidiary is deconsolidated, any retained NCI in the former subsidiary be measured at fair value and a gain or loss be recognized in net income. The provisions of the standard are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. SFAS 160 became effective for us on June 1, 2009. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 did not have a material impact on our Consolidated Financial Statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”). EITF 08-6 addresses the potential effect of SFAS 141(R) and SFAS 160 on an entity’s accounting for equity-method investments and clarifies the accounting for certain transactions and impairment considerations involving equity-method investments. EITF No. 08-6 became effective for us beginning on June 1, 2009 and will be applied prospectively to transactions occurring on or after June 1, 2009. The adoption of EITF No. 08-6 did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. We adopted FSP SFAS 157-4 as of June 1, 2009. Other than the additional disclosure requirements, the adoption of FSP SFAS 157-4 did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP requires interim disclosures regarding the fair value of financial instruments that were previously required only annually. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of financial instruments. We adopted FSP SFAS 107-1 and APB 28-1 as of June 1, 2009. Other than the additional disclosure requirements, the adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. SFAS 165 is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, which management relied on previously for guidance on assessing and disclosing subsequent events. We adopted SFAS 165 as of June 1, 2009, and have provided the additional required disclosure.

New Pronouncements Issued But Not Yet Adopted

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which provides guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this staff position are effective for us for our fiscal year ending May 31, 2010. We are currently evaluating the impact of adoption of FSP SFAS 132(R)-1 on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis under FIN 46(R). Accordingly, we will need to carefully reconsider our previous FIN 46(R) conclusions, including whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary, and what type of financial statement disclosures are required. SFAS 167 is effective for us for interim periods and annual fiscal years beginning in the first quarter of fiscal year 2011. We are currently evaluating the requirements of the standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (“SFAS 168”), which establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretative releases, which are also authoritative for SEC registrants. As a result, SFAS 168 replaces SFAS 162 and provides guidance that all codification standards will carry the same level of authority. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our Consolidated Financial Statements.

In September 2009, the FASB ratified EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. EITF 08-1 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. EITF 08-1 will be effective for us beginning in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the requirements of the standard, but would not expect it to have a material impact on our Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings Per Share

The numerator for basic and diluted earnings per share (“EPS”) is net earnings attributable to Mosaic. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following is a reconciliation of the denominator for the basic and diluted EPS computations:

	Three months ended August 31,
(in millions)	2009	2008
Net earnings attributable to Mosaic	$100.6	$1,184.7

Basic weighted average common shares outstanding	444.6	444.1
Common stock issuable upon vesting of restricted stock awards	0.4	0.6
Common stock equivalents	1.3	1.8

Diluted weighted average common shares outstanding	446.3	446.5

Net earnings per share attributable to Mosaic—basic	$0.23	$2.67

Net earnings per share attributable to Mosaic—diluted	$0.23	$2.65

A total of 0.6 million shares of common stock subject to issuance upon exercise of stock options and restricted stock awards for the three months ended August 31, 2009, have been excluded from the calculation of diluted EPS as the effect would be anti-dilutive. There were no anti-dilutive shares for the three months ended August 31, 2008.

5. Income Taxes

Income tax expense was $32.8 million and the effective tax rate was 24.7% for the three months ended August 31, 2009. For the three months ended August 31, 2008, we had income tax expense of $497.7 million and an effective tax rate of 30.6%. The effective tax rate is impacted primarily by the benefit associated with depletion along with the amount of income and the jurisdictions in which the income is taxed. These items had a greater impact on the rate for the three months ended August 31, 2009 relative to the three months ended August 31, 2008.

During the three months ended August 31, 2009, unrecognized tax benefits increased $0.8 million. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however the change cannot reasonably be estimated.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2007 and 2008 and the Canadian Revenue Agency for the fiscal years 2001 to 2006. Based on the information available as of August 31, 2009, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consist of the following:

(in millions)	August 31, 2009	May 31, 2009
Raw materials	$23.9	$31.2
Work in process	347.6	339.0
Finished goods	572.8	655.2
Operating materials and supplies	102.4	100.5

	$1,046.7	$1,125.9

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	August 31, 2009	May 31, 2009
Land	$173.3	$172.6
Mineral properties and rights	2,527.0	2,528.7
Buildings and leasehold improvements	763.5	747.0
Machinery and equipment	3,241.4	3,134.5
Construction in-progress	594.7	520.0

	7,299.9	7,102.8
Less: accumulated depreciation and depletion	2,292.2	2,203.5

	$5,007.7	$4,899.3

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended August 31, 2009 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2009	$537.2	$1,196.9	$1,734.1
Foreign currency translation	—	(1.0)	(1.0)

Balance as of August 31, 2009	$537.2	$1,195.9	$1,733.1

9. Guarantees and Indemnities

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, we are essentially

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteeing our own performance, in which case the guarantees do not fall within the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Material guarantees and indemnities within the scope of FIN 45 are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no specific concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and in certain cases these guarantees may be renewed on a rolling twelve-month basis. As of August 31, 2009, we have estimated the maximum potential future payment under the guarantees to be $71.6 million. The fair value of these guarantees is immaterial to our Consolidated Financial Statements at August 31, 2009 and May 31, 2009.

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

10. Financing Arrangements

On July 29, 2009, Mosaic entered into a new unsecured three-year revolving credit facility of up to $500 million (the “Mosaic Credit Facility”). The Mosaic Credit Facility is available for revolving credit loans, swing line loans of up to $20 million and letters of credit of up to $200 million. The Mosaic Credit Facility replaces our prior senior secured credit facility entered into on February 18, 2005, as amended and restated, that consisted of a revolving facility of up to $450 million (the “Prior Credit Facility”). The Prior Credit Facility and related security interests were terminated contemporaneously with our entry into the Mosaic Credit Facility. Letters of credit outstanding under the Prior Credit Facility in the amount of approximately $21.9 million became letters of credit under the Mosaic Credit Facility. We repaid all other borrowings outstanding under the Prior Credit Facility, consisting of term loans in an aggregate principal amount of approximately $13.1 million, from general corporate funds on July 27, 2009. The maturity date of the Mosaic Credit Facility is July 29, 2012.

The obligations under the Mosaic Credit Facility are guaranteed by substantially all of our domestic subsidiaries that are involved in operating activities, our subsidiaries that own and operate our potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada, and intermediate holding companies through which we own the guarantors. Subsidiaries that are not guarantors generally are other foreign subsidiaries, insignificant domestic subsidiaries and other domestic subsidiaries that are not directly engaged in operating activities.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Mosaic Credit Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under any one item of other indebtedness in excess of $50 million or $75 million for multiple items of other indebtedness, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.

The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA (as defined) as well as a minimum Consolidated Net Worth (as defined) of at least $6.2 billion plus 25% of Consolidated Net Income (as defined) for each fiscal quarter beginning with the fiscal quarter ending August 31, 2009. These covenants effectively limit the amount of dividends and other distributions on Mosaic’s common stock. At August 31, 2009, the amount that would have been available under these covenants for dividends and other distributions was approximately $2.4 billion.

The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These event of default include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain asset sales outside the ordinary course of business and other matters customary for credit facilities of this nature.

Short-Term Debt

(in millions)	Maturity	August 31, 2009 Stated Interest Rates	August 31, 2009	May 31, 2009
PhosChem—revolving facility	11/29/09	LIBOR + 0.7%	$54.9	$26.6
Lines of credit—Offshore and other short-term borrowings	Various	1.59% to 22.00%	52.2	66.1

Total short-term debt			$107.1	$92.7

We had no outstanding borrowings under the Mosaic Credit Facility as of August 31, 2009 or under the Prior Credit Facility as of May 31, 2009. We had outstanding letters of credit that utilized a portion of the amount available for revolving loans or swingline loans under the Mosaic Credit Facility or the Prior Credit Facility of $22.3 million and $21.9 million as of August 31, 2009 and May 31, 2009, respectively. The net available borrowings for revolving loans or swingline loans under the Mosaic Credit Facility or the Prior Credit Facility as of August 31, 2009 and May 31, 2009 were approximately $477.7 million and $428.1 million, respectively. Unused commitment fees under the Mosaic Credit Facility and the Prior Credit Facility accrue at a rate of 0.50% and 0.375%, respectively. Unused commitment fees of $0.5 million and $0.4 million were expensed during each of the three months ended August 31, 2009 and 2008, respectively.

Long-Term Debt, including Current Maturities

(in millions)	Maturity	August 31, 2009 Stated Interest Rates	August 31, 2009	May 31, 2009
Term loan facilities	Various	LIBOR + 1.50%-1.75%	$—	$13.1
Industrial revenue bonds	2009-2022	5.50% - 7.70%	42.1	42.1
Secured notes	2009-2014	6.92% - 10.25%	15.6	17.7
Unsecured notes	2009-2016	7.38% - 10.25%	926.5	926.6
Unsecured debentures	2011-2028	7.30% - 9.45%	259.7	259.8
Other debt (a)	Various	Various	39.0	40.5

Total long-term debt, including current maturities			$1,282.9	$1,299.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The remainder of the long-term debt relates to capital leases, long-term debt-due to Cargill, Incorporated and affiliates and other types of debt.

11. Variable Interest Entities

In the normal course of business we interact with various entities that may be VIEs. Typical types of these entities are suppliers, customers, marketers and real estate companies. When determining the primary beneficiary of a VIE, we estimate the future cash flows and performance of the VIE, analyze the variability in those cash flows and allocate the losses and returns among the identified parties holding variable interest. We consider our explicit arrangements and implicit variable interests. If our variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, we are considered the primary beneficiary of the VIE. We identified PhosChem, South Fort Meade General Partner, LLC (“SFMGP“) and South Fort Meade Partnership, L.P. (“SFMP“) as VIEs in which we are the primary beneficiary. Therefore, in accordance with FIN 46(R), these entities are consolidated within our Phosphates segment. Under FIN 46(R), we must reassess the VIE status if there are changes in the entity’s capital structure, activities or assets. The status of PhosChem, SFMGP and SFMP as VIE’s has not changed since the date of the Combination. In addition, we did not identify any additional VIEs in which we hold a significant interest.

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $415.0 million and $1.3 billion for the three months ended August 31, 2009 and 2008, respectively, which are included in our consolidated net sales. PhosChem funds its operations in part through a revolving line of credit that is with recourse to PhosChem but not Mosaic or our other subsidiaries, under which the outstanding borrowings were $54.9 million and $26.6 million as of August 31, 2009 and May 31, 2009, respectively, and were included in short-term debt. The line of credit is secured by PhosChem’s accounts receivable, inventories, deposit accounts and certain other assets. All of these amounts are included in our Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009.

SFMP and SFMGP own the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP and SFMGP had no external sales for the three months ended August 31, 2009 or 2008. SFMP and SFMGP fund their operations in part through a fixed rate Senior Secured Note due December 15, 2010, with a balance of $13.1 million and $15.1 million as of August 31, 2009 and May 31, 2009, respectively. These amounts are included in current maturities of long-term debt and long-term debt, less current maturities in our Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets for these consolidated entities are as follows:

(in millions)	August 31, 2009	May 31, 2009
Current assets	$124.9	$105.3
Noncurrent assets	55.6	56.5

Total assets	$180.5	$161.8

Current liabilities	$165.6	$76.6
Noncurrent liabilities	4.5	6.7

Total liabilities	$170.1	$83.3

12. Accounting for Asset Retirement Obligations

We account for asset retirement obligations (“AROs”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2009	$530.7
Liabilities incurred	10.4
Liabilities settled	(21.4)
Accretion expense	7.9
Revisions in estimated cash flows	0.5

Total asset retirement obligation, August 31, 2009	528.1
Less current portion	94.4

Non-current asset retirement obligation	$433.7

The current portion of our ARO is reflected in accrued liabilities and the non-current portion of our ARO is reflected in other non-current liabilities within the Consolidated Balance Sheets.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs include the following:

	Pension Plans Three months ended August 31,		Post-retirement Benefit Plans Three months ended August 31,
(in millions)	2009	2008	2009	2008
Service cost	$0.9	$1.1	$0.1	$0.2
Interest cost	9.2	9.1	1.3	1.6
Expected return on plan assets	(10.1)	(9.6)	—	—
Amortization of actuarial loss (gain)	0.2	(0.9)	(0.4)	(0.1)

Net periodic cost (income)	$0.2	$(0.3)	$1.0	$1.7

Based on an actuarial assessment, our minimum required contributions for fiscal 2010 were estimated at $19 million for our pension plans and $10 million for our other post-retirement benefit plans. During the three months ended August 31, 2009, we contributed $1.1 million to our pension plans and $1.2 million to our postretirement benefit plans. During the three months ended August 31, 2008, in order to improve our funding levels with the intention to fully fund our U.S. pension plans, we made contributions of $57.4 million to our pension plans and $2.0 million to our post-retirement benefits plans.

14. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $27.6 million at both August 31, 2009 and May 31, 2009, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to this event, KDHE requested that we investigate the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. In response to this request, with KDHE approval, we conducted sonar and geophysical assessments of five former wells in the summer of 2008. We have entered into an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. The primary measures include our purchase of a number of homes to create a buffer between the former wells and residential property, our installation of an early detection monitoring system and additional well stability investigation along the railroad tracks, and the City of Hutchinson’s closure of a road. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE were to request additional measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EPA EPCRA Initiative. In July 2008, the DOJ sent a letter to major U.S. phosphoric acid manufacturers, including us, stating that the EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (“EPCRA”) at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our AROs, which are discussed in Note 12 of our Consolidated Financial Statements. In contrast, the financial assurance requirements in Florida and Louisiana are based on the undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we were unable to satisfy these financial strength tests in the future, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the burden that would have been associated with meeting new Florida financial assurance requirements at that time, in April 2005 we entered into a consent agreement with the Florida Department of Environmental Protection (“FDEP”) that allowed us to comply with alternate financial strength tests until the consent agreement expired on May 31, 2009. Following expiration of the consent agreement, our financial strength has permitted us to meet the applicable Florida financial strength tests.

Similarly, as a result of changes in our corporate structure resulting from the Combination, we did not meet the financial responsibility tests under Louisiana’s applicable regulations prior to the end of fiscal 2009; however, our financial strength resulted in our meeting the applicable Louisiana tests at the end of fiscal 2009.

There can be no assurance that we will be able to continue to comply with the financial strength tests in either Florida or Louisiana; however, assuming we maintain our current levels of liquidity and capital resources, we do not expect that compliance with current or alternative requirements will have a material effect on our results of operations, liquidity or capital resources.

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

Phosphate Mine Permitting in Florida

The Altman Extension of the Four Corners Mine. Following extensive administrative proceedings before, and litigation against, the Manatee County Board of County Commissioners (the “Manatee County Board”), in December 2008 we entered into a settlement agreement (the “Settlement Agreement”) with Manatee County pursuant to which, in January and February 2009, the Manatee County Board granted all approvals necessary from Manatee County to begin mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida.

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought two lawsuits in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. One lawsuit is

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against Manatee County and seeks a writ of certiorari invalidating the Manatee County Board approvals. The other suit names both Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and seeks a declaratory judgment that the Settlement Agreement and the Manatee County Board approvals are null and void. We believe each of these suits is without merit and we intend to defend vigorously against them. We do not anticipate that these suits will adversely affect our future mining plans for the Altman Extension. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit for the Altman Extension in May 2008. The Sierra Club, Manasota-88, Gulf Restoration Network, Inc. and People for Protecting Peace River, Inc. sued the Corps in the United States District Court for the Middle District of Florida seeking to impede our ability to mine the Altman Extension. In October 2008, the Corps suspended the permit. After we furnished additional information to the Corps and the Corps completed its additional review, the permit was reinstated in May 2009. The lawsuit, which had been stayed during the period of the permit suspension, has been reactivated and we have renewed our motion to intervene. We anticipate that the plaintiffs will seek injunctive relief to block mining, but we expect that the permit will be upheld and that mining will continue in the ordinary course of business.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade phosphate rock mine in central Florida straddle the county line between Polk and Hardee Counties. Mining has occurred and will continue in Polk County. We have applied to extend the mine into Hardee County. The FDEP issued a Notice of Intent to issue the environmental resources permit in June 2008. Lee County and Sarasota County challenged the permit. In December 2008, a state Administrative Law Judge (“ALJ”) issued an order recommending that the FDEP issue the necessary permits for us to mine the Hardee County extension of the South Fort Meade mine. The ALJ found in our favor on every issue in the case. The Secretary of the FDEP issued its Final Order accepting the ALJ’s findings in February and issued the final permit in March 2009. The Lee County Board of County Commissioners has voted to appeal the permit to the Second District Court of Appeal. We do not believe the appeal will adversely affect our mining operations. In addition, we are currently working with the Corps to obtain a wetlands permit for the Hardee County extension but cannot predict when the Corps will issue the permit.

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits, including the wetlands permit for the Hardee County extension, may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels in the future.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States. On November 13, 2008, the plaintiffs in the cases in the United States District Court for the Northern District of Illinois filed a consolidated class action complaint against the defendants, and on December 2, 2008 the Minn-Chem Case was consolidated with the Gage’s Fertilizer Case. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Direct Purchaser Cases. The amended consolidated complaint added Thomasville Feed and

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Seed, Inc., as a named plaintiff, and was filed on behalf of the named plaintiffs and a purported class of all persons who purchased potash in the United States directly from the defendants during the period July 1, 2003 through the date of the amended consolidated complaint (“Class Period”). The amended consolidated complaint generally alleges, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

On September 15, 2008, separate complaints were filed in the United States District Court for the Northern District of Illinois by Gordon Tillman (the “Tillman Case”); Feyh Farm Co. and William H. Coaker Jr. (the “Feyh Farm Case”); and Kevin Gillespie (the “Gillespie Case;” the Tillman Case and the Feyh Farm Case together with the Gillespie case being collectively referred to as the “Indirect Purchaser Cases;” and the Direct Purchaser Cases together with the Indirect Purchaser Cases being collectively referred to as the “Potash Antitrust Cases”). The defendants in the Indirect Purchaser Cases are generally the same as those in the Direct Purchaser Cases. On November 13, 2008, the initial plaintiffs in the Indirect Purchaser Cases and David Baier, an additional named plaintiff, filed a consolidated class action complaint. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Indirect Purchaser Cases. The factual allegations in the amended consolidated complaint are substantially identical to those summarized above with respect to the Direct Purchaser Cases. The amended consolidated complaint in the Indirect Purchaser Cases was filed on behalf of the named plaintiffs and a purported class of all persons who indirectly purchased potash products for end use during the Class Period in the United States, any of 20 specified states and the District of Columbia defined in the consolidated complaint as “Indirect Purchaser States,” any of 22 specified states and the District of Columbia defined in the consolidated complaint as “Consumer Fraud States”, and/or 48 states and the District of Columbia and Puerto Rico defined in the consolidated complaint as “Unjust Enrichment States.” The plaintiffs generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages for violations of the antitrust laws of the Indirect Purchaser States where allowed by law, arising from defendants’ alleged continuing agreement, understanding, contract, combination and conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Act, Section 16 of the Clayton Act, the antitrust, or unfair competition laws of the Indirect Purchaser States and the consumer protection and unfair competition laws of the Consumer Fraud States, as well as restitution or disgorgement of profits, damages for alleged common law restraint of trade in New York, and any penalties, punitive or exemplary damages and/or full consideration where permitted by applicable state law. The plaintiffs also seek costs of suit and reasonable attorneys’ fees where allowed by law and pre-judgment and post-judgment interest.

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri alleging that our production of MicroEssentialsTM SZ, one of several types of the

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Esterhazy Potash Mine Tolling Contract Disputes

Under a long-term contract (the “PCS Tolling Contract”) with Potash Corporation of Saskatchewan Inc. (“PCS”), Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”) mines and refines PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our present calculations, we believe that our obligation to supply potash to PCS will expire by August 30, 2010 and have informed PCS that we will cease delivery of product following that date. Our calculations assume PCS continues to take 1.1 million tonnes annually under the contract (which is the volume PCS has elected to take for calendar 2009 and may be affected by PCS’ alleged inability to accept further deliveries of product) and that our current mining plans and conditions remain unchanged. After expiration of the contract or during other periods to the extent we are not fully utilizing the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the contract is available to us for sales to any of our customers at then-current market prices.

On or about May 27, 2009, PCS filed a lawsuit against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan, following our notice to PCS described in the prior paragraph. In general terms, the lawsuit contests our basis and timing for termination of the PCS Tolling Contract; asserts that PCS’ rights to potash under the contract will not expire until at least 2012, and potentially later at current delivery rates; alleges that our notice is a threatened repudiation of the contract and would convert PCS’ reserves to our use; and asserts that the value of the potash at issue exceeds $1 billion. The lawsuit also alleges that we breached our contractual obligation to engage in good mining practices, resulting in saturated brine inflows in portions of our Esterhazy mine, which allegedly reduced the extraction ratio of potash from the mine. The lawsuit further claims that if our Esterhazy mine were to flood, we could convert the mine to a solution mine and that under such circumstances we would be able to extract a greater portion of the reserves and that PCS would accordingly be entitled to additional potash under the PCS Tolling Contract. The lawsuit requests orders from the court declaring the amount of potash that PCS has a right to receive under the PCS Tolling Contract; that we deliver that amount of potash to PCS on a timely basis in accordance with the PCS Tolling Contract; restraining us from ceasing delivery of potash to PCS until a final order is issued by the court; and awarding damages to PCS for any conversion of PCS’ reserves and our alleged threatened repudiation of the contract, as well as costs, pre- and post-judgment interest and such further relief as the court may allow.

On June 16, 2009, we filed our statement of defence against PCS’ claims as well as a counterclaim against PCS. In our statement of defence, we generally deny the alleged bases for PCS’ claims and assert, among other defences, that PCS’ lawsuit does not state a cause of action; that any claim for alleged poor mining practices is based on acts or omissions prior to 1986 and is time-barred; that provisions of the PCS Tolling Contract limit our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the PCS Tolling Contract limit our liability for performance or

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-performance under the contract to approximately $10 million. We also note that saturated brine inflows are a known risk in Saskatchewan potash mines and that each potash shaft mine in Saskatchewan and New Brunswick, including all five PCS potash shaft mines, has a history of inflows. Finally, our statement of defence requests a declaration by the court that at a delivery rate of approximately 1.1 million tonnes of product per year, PCS’ entitlement to potash will terminate by August 30, 2010. In addition, by letter dated April 9, 2009, PCS advised us that, until further notice, it was no longer prepared to accept further shipments of product under the PCS Tolling Contract because of the global financial crisis, stated that PCS no longer had the ability to physically receive, ship or store additional potash, and asserted that its inability to receive delivery of additional product was an event of force majeure. We have counterclaimed against PCS alleging that it breached the PCS Tolling Contract by failing to take delivery of potash that it ordered under the contract based on the alleged event of force majeure. Our counterclaim seeks an injunction requiring PCS to continue to take shipment of future monthly deliveries as well as damages in an unspecified amount, pre-judgment interest, costs and such further relief as the court deems just.

We believe that PCS’ allegations are without merit and intend to defend vigorously against them. While we cannot predict the outcome of this litigation at this stage of the proceedings, irrespective of its outcome, we believe that expiration of the contract will have a material positive effect on the volume of potash that we can produce for resale at then-current market prices and could have a material positive effect on our results of operations, liquidity and capital resources.

Other Claims

We also have certain other contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition, results of operations, and cash flows.

15. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas and ammonia consumed in operations, changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.1

As of August 31, 2009, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	August 31, 2009
Foreign currency derivatives	Foreign currency	US Dollars	1,260.9
Natural gas derivatives	Commodity	MMbtu	24.5
Ocean freight derivatives	Freight	US Dollars	1.7
Ocean freight contracts	Freight	Tonnes	0.6

Our foreign currency exchange contracts, commodities contracts, and freight contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities

[1]	For additional disclosures about fair value measurement of derivative instruments, see Note 16, Fair Value Measurements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS 133”); therefore, unrealized gains and losses are recorded in the Consolidated Statements of Earnings. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gain or (loss) on foreign currency exchange contracts used to hedge changes in our financial position is included in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

(in millions) Derivative Instrument	Location	Three months ended August 31,
		2009	2008
Foreign currency derivatives	Cost of goods sold	$(6.0)	$(4.4)
Foreign currency derivatives	Foreign currency transaction gain (loss)	30.7	(2.4)
Commodity derivatives	Cost of goods sold	16.8	(103.4)
Freight derivatives	Cost of goods sold	(3.1)	(7.0)

The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

(in millions)	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	August 31, 2009	Location	August 31, 2009
Foreign currency derivatives	Other current assets	$4.1	Accrued liabilities	$3.5
Commodity derivatives	Other current assets	4.8	Accrued liabilities	77.1
Commodity derivatives	Other assets	0.4	Other noncurrent liabilities	2.3
Freight derivatives	Other current assets	1.9	Accrued liabilities	0.6

Total		$11.2		$83.5

(a)

The above amounts are disclosed at gross fair value in accordance with SFAS 161 requirements; however, the amounts recorded on the Consolidated Balance Sheet are presented on a net basis in accordance with FIN 39-1.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 31, 2009, was $77.5 million. We have posted cash collateral of $6.2 million in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2009, we would be required to post an additional $71.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

Counterparty Credit Risk

We enter into foreign exchange and certain commodity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involved and limit the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, material losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.

16. Fair Value Measurements

SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value.

We determine the fair market values of our derivative contracts and certain other assets and liabilities based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels within its hierarchy that may be used to measure fair value.

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

(in millions)	August 31, 2009
	Total	Level 1	Level 2	Level 3

Assets
Foreign currency derivatives	$3.3	$2.0	$1.3	$—
Freight derivatives	1.9	—	0.4	1.5

Total assets at fair value	$5.2	$2.0	$1.7	$1.5

Liabilities
Foreign currency derivatives	$(2.7)	$(1.9)	$(0.8)	$—
Commodity derivatives	(74.2)	—	(74.2)	—
Freight derivatives	(0.6)	—	—	(0.6)

Total liabilities at fair value	$(77.5)	$(1.9)	$(75.0)	$(0.6)

We did not significantly change our valuation techniques from prior periods.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective June 1, 2009, we adopted the portions of SFAS 157, which were deferred under FSP No. FAS 157-2, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of the FSP did not have an impact on our financial position or results of operations.

The following table presents assets and liabilities included in our Consolidated Balance Sheet that are recognized at fair value on a nonrecurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	August 31, 2009
(in millions)	Total	Level 1	Level 2	Level 3

Liabilities
Asset retirement obligations	$528.1	$—	$—	$528.1

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheet at fair value on a nonrecurring basis:

Asset Retirement Obligations—The AROs include our legal obligations associated with the retirement of long-term operating assets. We utilize current retirement costs to estimate the expected cash outflows for retirement obligations. We engage internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. AROs incurred in the current period were Level 3 fair value measurements. See Note 12 of this Form 10-Q for a summary of the changes in the ARO liability.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	August 31, 2009		May 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,598.7	$2,598.7	$2,703.2	$2,703.2
Short-term debt	107.1	107.1	92.7	92.7
Long-term debt, including current portion	1,282.9	1,319.3	1,299.8	1,237.1

For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including long-term debt due to Cargill, is estimated using a present value method based on current interest rates for similar instruments with equivalent credit quality, as well as market prices for our publicly traded debt instruments.

17. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of August 31, 2009, Cargill and certain of its subsidiaries owned approximately 64.2% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2009, the net amount due to Cargill and its affiliates related to these transactions totaled $11.1 million. At May 31, 2009, the net amount due to Cargill and its affiliates was $3.1 million.

Cargill made no equity contributions during the three months ended August 31, 2009 and $0.6 million of distributions were made to Cargill during fiscal year 2009.

The Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended August 31,
(in millions)	2009	2008
Transactions with Cargill and affiliates included in net sales	$26.1	$153.5
Transactions with Cargill and affiliates included in cost of goods sold	35.4	162.7
Transactions with Cargill and affiliates included in selling, general and administrative expenses	2.1	3.4

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of August 31, 2009 and May 31, 2009, the net amount due from our non-consolidated companies totaled $148.1 million and $220.0 million, respectively. The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended August 31,
(in millions)	2009	2008
Transactions with non-consolidated companies included in net sales	$89.1	$549.5
Transactions with non-consolidated companies included in cost of goods sold	131.2	224.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in millions)	Phosphates	Potash	Offshore	Corporate, Eliminations and Other	Total
Three months ended August 31, 2009
Net sales to external customers	$728.2	$248.9	$465.9	$14.2	$1,457.2
Intersegment net sales	86.2	84.4	2.2	(172.8)	—

Net sales	814.4	333.3	468.1	(158.6)	1,457.2
Gross margin	111.4	124.6	11.2	(25.0)	222.2
Operating earnings (loss)	61.2	99.3	(8.0)	(18.3)	134.2
Capital expenditures	80.6	150.2	1.8	3.6	236.2
Depreciation, depletion and amortization expense	55.6	29.7	4.3	2.5	92.1
Equity in net earnings of nonconsolidated companies	1.0	—	1.5	—	2.5

Three months ended August 31, 2008
Net sales to external customers	$2,281.4	$953.8	$1,046.3	$41.0	$4,322.5
Intersegment net sales	311.4	22.6	1.7	(335.7)	—

Net sales	2,592.8	976.4	1,048.0	(294.7)	4,322.5
Gross margin	1,005.7	503.2	180.6	(40.9)	1,648.6
Operating earnings (loss)	950.8	477.8	159.0	(38.7)	1,548.9
Capital expenditures	102.2	78.7	5.5	0.5	186.9
Depreciation, depletion and amortization expense	48.4	31.9	4.9	2.5	87.7
Equity in net earnings of nonconsolidated companies	0.9	—	33.3	25.6	59.8

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended August 31,
(in millions)	2009	2008
Net sales(a):
Brazil	$375.4	$756.5
India	286.7	1,019.5
Canpotex(b)	85.9	536.1
Canada	51.0	170.6
Chile	41.2	75.5
Thailand	35.9	48.8
Mexico	31.3	72.8
Argentina	27.8	89.6
China	17.7	37.4
Japan	16.6	74.5
Colombia	14.6	57.8
Australia	0.9	95.4
Other	72.7	127.9

Total foreign countries	1,057.7	3,162.4
United States	399.5	1,160.1

Consolidated	$1,457.2	$4,322.5

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2009 and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2009 and 2008:

	Three months ended August 31,		2009-2008
(in millions, except per share data)	2009	2008	Change	Percent
Net sales	$1,457.2	$4,322.5	$(2,865.3)	(66%)
Cost of goods sold	1,235.0	2,673.9	(1,438.9)	(54%)

Gross margin	222.2	1,648.6	(1,426.4)	(87%)
Gross margin percentage	15.2%	38.1%
Selling, general and administrative expenses	81.4	90.0	(8.6)	(10%)
Other operating expenses	6.6	9.7	(3.1)	(32%)

Operating earnings	134.2	1,548.9	(1,414.7)	(91%)
Interest expense, net	14.9	10.6	4.3	41%
Foreign currency transaction (gain)	(13.1)	(86.7)	73.6	(85%)
Other (income)	(0.4)	(1.5)	1.1	(73%)

Earnings from consolidated companies before income taxes	132.8	1,626.5	(1,493.7)	(92%)
Provision for income taxes	32.8	497.7	(464.9)	(93%)

Earnings from consolidated companies	100.0	1,128.8	(1,028.8)	(91%)
Equity in net earnings of nonconsolidated companies	2.5	59.8	(57.3)	(96%)

Net earnings including non-controlling interest	102.5	1,188.6	(1,086.1)	(91%)
Less: Net earnings attributable to non-controlling interest	(1.9)	(3.9)	2.0	(51%)

Net earnings attributable to Mosaic	$100.6	$1,184.7	$(1,084.1)	(92%)

Diluted net earnings attributable to Mosaic per share	$0.23	$2.65	$(2.42)	(91%)
Diluted weighted average number of shares outstanding	446.3	446.5

Overview of Consolidated Results for the three months ended August 31, 2009 and August 31, 2008

Net earnings attributable to Mosaic for the fiscal 2010 first quarter ended August 31, 2009 were $100.6 million, or $0.23 per diluted share, compared with net earnings attributable to Mosaic of $1.2 billion, or $2.65 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mosaic’s first quarter results in fiscal 2010 were impacted by significant declines in phosphate selling prices, potash sales volumes, and potash selling prices, following very strong market conditions in the same period in the prior year. In the latter part of the second quarter of fiscal 2009, we began to experience a rapid softening of the strong agricultural fundamentals and industry demand that was due to a change in buyer sentiment resulting from, among other factors, lower grain and oilseed prices, a build-up of inventories in the distribution supply chain, the global economic slowdown and the re-calibration of the phosphate market to reflect lower raw material input costs. These market conditions caused phosphate selling prices and volumes to begin declining toward the end of the second quarter of fiscal 2009. In our most recent quarter, phosphate sales volumes resumed to levels comparable to a year ago. Potash sales volumes and selling prices continue to be affected by cautious customer purchasing behavior due to volatile grain and oilseed prices and the lack of normal contracting activity, including key international customer contracts with Canpotex. Because of continued lower demand for potash, we are operating at reduced production volumes into the second quarter of fiscal 2010. The lower potash demand and production levels had a significant adverse impact on our operating costs and results in the first quarter of fiscal 2010.

During the three months ended August 31, 2009:

•	We generated $172.4 million in cash flow from operations in the first quarter of fiscal 2010. The positive cash flow from operations was primarily driven by net earnings.

•	We maintained a strong financial position, with cash and cash equivalents of $2.6 billion as of August 31, 2009.

•

In addition, on July 29, 2009, we entered into a new unsecured three-year revolving credit facility of up to $500 million (the “Mosaic Credit Facility”). The Mosaic Credit Facility is available for revolving credit loans, swing line loans of up to $20 million and letters of credit of up to $200 million. The Mosaic Credit Facility replaces our prior senior secured credit facility entered into on February 18, 2005 (the “Prior Credit Facility”). Replacement of the Prior Credit Facility with the Mosaic Credit Facility reflects the culmination of our efforts to achieve the goal we established at the time of formation of Mosaic to achieve investment grade credit ratings[2] and eliminate a non-investment grade debt covenant structure.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. The planned expansions are expected to increase our annual capacity for finished product by more than five million tonnes over the next eleven years. Some of the expansions have been approved and are underway while others are in the planning phases.

[2]	A security rating is not a recommendation to buy, sell or hold securities. A security rating may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated separately from any other rating.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended August 31,		2009-2008
(in millions, except price per tonne or unit)	2009	2008	Change	Percent
Net sales:
North America	$294.8	$910.3	$(615.5)	(68%)
International	519.6	1,682.5	(1,162.9)	(69%)

Total	814.4	2,592.8	(1,778.4)	(69%)
Cost of goods sold	703.0	1,587.1	(884.1)	(56%)

Gross margin	$111.4	$1,005.7	$(894.3)	(89%)

Gross margin as a percent of net sales	14%	39%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	683	779	(96)	(12%)
International	1,244	1,138	106	9%

Total	1,927	1,917	10	1%
Feed Phosphates	135	174	(39)	(22%)

Total	2,062	2,091	(29)	(1%)

Average selling price per tonne:
DAP (FOB plant)	$276	$1,013	$(737)	(73%)
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$233	$572	$(339)	(59%)
Sulfur (long ton)	43	573	(530)	(92%)

(a)	Excludes tonnes sold by PhosChem for its other members

Three months ended August 31, 2009 and 2008

Phosphate’s net sales decreased 69% to $814.4 million in the first quarter of fiscal 2010, as a result of the significant decline in average selling prices.

Our average DAP selling price was $276 per tonne in the first quarter of fiscal 2010, a decrease of $737 per tonne or 73% compared with the same period a year ago. The market DAP selling price began to decline sharply toward the end of the second quarter of fiscal 2009 before stabilizing in the first quarter of fiscal 2010. This was due to the combined effects of several factors previously described in the Overview Section.

Sales volumes of concentrated phosphate crop nutrients and animal feed ingredients were flat at 2.1 million tonnes for the first quarter of fiscal 2010 compared to fiscal 2009. A decline in crop nutrient phosphates sales volumes into North America was offset by an increase in shipments to International customers. Feed phosphate sales volumes declined in the first quarter of fiscal 2010 by approximately 22% compared with a year ago primarily due to weak economics in the livestock industry and customers’ increasing use of an enzyme that can help optimize usage of phosphates-based animal feed ingredients.

Gross margin decreased to $111.4 million, or 14% of net sales in the first quarter of fiscal 2010 compared with $1.0 billion, or 39% of net sales in the same period of fiscal 2009. The decline in gross margin was primarily due to the effects of significantly lower selling prices, partially offset by lower raw material costs for sulfur and ammonia and net unrealized mark-to-market derivative gains compared with net losses a year ago. Net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, were $4.6 million in the first quarter of fiscal 2010 compared with net losses, primarily on natural gas derivatives, of $74.6 million for the same period a year ago.

The average price for sulfur declined to $43 per long ton in the first quarter of fiscal 2010 from $573 in the same period a year ago. The average price for ammonia (central Florida) decreased to $233 per tonne in the first quarter of fiscal 2010 from $572 in the same period a year ago. The decline in these raw material costs is due to lower demand for sulfur and lower natural gas input costs for ammonia compared with the first quarter of fiscal 2009. During the current fiscal year, we continue to work through higher cost contracted purchases of sulfur that were committed to when supply was short and prices were substantially higher.

We consolidate the financials of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act export association which markets phosphate crop nutrients outside of the U.S. for us and its other member. Included in our first quarter results in fiscal 2010 is PhosChem revenue and cost of goods sold from sales for its other member of $111.6 million, compared with $288.9 million for the first quarter in fiscal 2009.

Phosphates’ production of crop nutrient dry concentrates decreased to 1.8 million tonnes for the first quarter of fiscal 2010 compared with 2.1 million tonnes for the same period a year ago. We had reduced our phosphate production in response to a prior build-up of inventories in crop nutrient distribution channels and a decline in demand. Toward the end of the first quarter of fiscal 2010, we increased production closer to normal levels due to increased sales orders and demand. Our phosphate inventory levels had been drawn down significantly as of August 31, 2009 due to this increased demand.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volume and selling price:

	Three months ended August 31,		2009-2008
(in millions, except price per tonne or unit)	2009	2008	Change	Percent
Net sales:
North America	$141.5	$379.7	$(238.2)	(63%)
International	191.8	596.7	(404.9)	(68%)

Total	333.3	976.4	(643.1)	(66%)
Cost of goods sold	208.7	473.2	(264.5)	(56%)

Gross margin	$124.6	$503.2	$(378.6)	(75%)

Gross margin as a percent of net sales	37%	52%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	109	546	(437)	(80%)
International	508	1,090	(582)	(53%)

Total	617	1,636	(1,019)	(62%)
Non-agricultural	178	261	(83)	(32%)

Total	795	1,897	(1,102)	(58%)

Average selling price per tonne:
MOP (FOB plant)	$382	$488	$(106)	(22%)

(a)	Excludes tonnes related to a third-party tolling arrangement

Three months ended August 31, 2009 and 2008

Potash net sales were $333.3 million in the first quarter of fiscal 2010 compared with $976.4 million in the same period of fiscal 2009. The 66% decrease in net sales in the first quarter of fiscal 2010 resulted primarily from a 58% decline in sales volumes as well as a 22% decline in the average selling price for MOP. Sales volumes declined to 0.8 million tonnes in the quarter due to continued slow demand around the world as a result of the factors previously noted in the Overview Section.

Our average MOP selling price was $382 per tonne in the first quarter of fiscal 2010, a decline of $106 per tonne compared with the same period a year ago. The decline in the average MOP selling price was primarily the result of a decline in the average export price for MOP and a shift in sales volume mix. Approximately 22% of total sales volume was to non-agricultural customers compared with 14% a year ago. This shift in mix was primarily driven by lower sales volumes of crop nutrients. The average non-agricultural selling price is at a discount to crop nutrient selling prices but the gap is narrowing on pricing.

Gross margin decreased to $124.6 million, or 37% of net sales in the first quarter of fiscal 2010 compared with $503.2 million, or 52% of net sales in the same period of fiscal 2009. Gross margin decreased primarily as a result of the sharp decline in sales volumes, the effects of significantly lower operating rates on fixed cost absorption and a decrease in the average MOP selling price, along with a shift in sales mix to more North American non-agricultural sales. Fixed cost absorption unfavorably impacted our results by approximately $130 million in the first quarter of fiscal 2010. These factors were partially offset by lower net unrealized mark-to-market derivative losses and lower Canadian resource taxes and royalties. Our fixed cost absorption will continue to be impacted in fiscal 2010 until demand returns and we resume production to more normal levels. Net unrealized mark-to-market derivative losses were $1.6 million in the first quarter of fiscal 2010 compared with losses of $41.7 million for the same period a year ago.

We incurred $17.2 million in Canadian resource taxes and royalties in the first quarter of fiscal 2010 compared with $169.0 million a year ago. The decline in these taxes was the result of our lower profitability due to the significant reduction in sales volumes.

The brine inflows at our Esterhazy mine unfavorably impacted gross margin by $24.6 million during the first quarter of fiscal 2010 compared with $13.7 million a year ago. Approximately 25% of these cash costs for the brine inflows are reimbursed under a tolling agreement. At various times, our Esterhazy mine experiences new or increased brine inflows. The increase in costs in the first quarter of fiscal 2010 is due to slightly higher brine inflow rates compared with a year ago, yet within a manageable level.

Potash production declined to 0.8 million tonnes for the first quarter of fiscal 2010 compared with 2.0 million tonnes for the same period a year ago. Due to slow demand and in order to more effectively manage inventories, we continue to operate at lower production rates and will continue to do so until demand improves.

Offshore Net Sales and Gross Margin

The following table summarizes Offshore net sales, gross margin, and gross margin as a percentage of net sales:

	Three months ended August 31,		2009-2008
(in millions)	2009	2008	Change	Percent
Net sales	$468.1	$1,048.0	$(579.9)	(55%)
Cost of goods sold	456.9	867.4	(410.5)	(47%)

Gross margin	$11.2	$180.6	$(169.4)	(94%)

Gross margin as a percent of net sales	2%	17%

Three months ended August 31, 2009 and 2008

Offshore net sales declined to $468.1 million, or 55%, in the first quarter of fiscal 2010 compared with the same period in fiscal 2009, primarily due to a decline in international selling prices and, to a lesser extent, a decline in sales volumes. Offshore results were impacted by the factors previously noted in the Overview Section. Gross margin decreased to $11.2 million, or 2% of net sales, in the first quarter of fiscal 2010, compared with a gross margin of $180.6 million, or 17% of net sales, for the same period a year ago for the same reasons as the decline in net sales. Our Offshore segment sells products produced by our Phosphates and Potash segments, as well as other suppliers. Strong Offshore results in the first quarter of fiscal 2009 primarily reflected the significant benefit of positioning lower cost inventories in a period of rising selling prices.

Other Income Statement Items

	Three months ended August 31,		2009-2008		Percent of Net Sales
(in millions)	2009	2008	Change	Percent	2009	2008
Selling, general and administrative expenses	$81.4	$90.0	$(8.6)	(10%)	6%	2%
Other operating expenses	6.6	9.7	(3.1)	(32%)	0%	0%
Interest expense	18.8	25.1	(6.3)	(25%)	1%	1%
Interest income	3.9	14.5	(10.6)	(73%)	0%	0%

Interest expense, net	14.9	10.6	4.3	41%	1%	0%
Foreign currency transaction (gain)	(13.1)	(86.7)	73.6	(85%)	(1%)	(2%)
Other (income)	(0.4)	(1.5)	(1.1)	73%	0%	0%
Provision for income taxes	32.8	497.7	464.9	93%	2%	12%
Equity in net earnings of nonconsolidated companies	2.5	59.8	(57.3)	(96%)	0%	1%

Foreign Currency Transaction (Gain) Loss

For the first quarter of fiscal 2010, we recorded foreign currency transaction gains of $13.1 million, compared with gains of $86.7 million for the same period in the prior year. For the first quarter of fiscal 2009, the gains were mainly the result of the effect of a strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

Provision for Income Taxes

Three months ended August 31,	Effective Tax Rate	Provision for Income Taxes
2009	24.7%	$32.8
2008	30.6%	497.7

Income tax expense was $32.8 million and the effective tax rate was 24.7% for the first quarter of fiscal 2010. For the first quarter of fiscal 2009, we had income tax expense of $497.7 million and an effective tax rate of 30.6%. The effective tax rate is impacted primarily by the benefit associated with depletion along with the amount of income and the jurisdictions in which the income is taxed. These items had a greater impact on the rate for the first quarter of fiscal 2010 relative to the first quarter of fiscal 2009. The tax rate in the first quarter of fiscal 2009 reflected $20.4 million of benefits specific to the period, including approximately $18 million related to our ability to utilize foreign tax credits.

Equity in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was $2.5 million for the first quarter of fiscal 2010, compared with $59.8 million for the same period in fiscal 2009. The decrease in equity earnings in fiscal 2010 is primarily due to the sale of Saskferco Products ULC and lower equity earnings from our investment in Fertifos S.A. and its subsidiary Fosfertil. The three months ended August 31, 2009 did not include equity earnings of Saskferco due to the sale of our investment on October 1, 2008. The decrease in equity earnings from Fertifos S.A. is a result of a decrease in phosphate selling prices, higher costs of raw materials to produce phosphates, and an unfavorable foreign exchange impact.

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

Our significant accounting policies, including our significant accounting estimates, are summarized in Note 2 to the Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Liquidity and Capital Resources

The following table represents a comparison of the cash provided by operating activities, cash used in investing activities, and cash used in financing activities for the three months ended August 31, 2009 and August 31, 2008:

(in millions)	Three months ended		2009 - 2008
	August 31, 2009	August 31, 2008	$ Change	% Change
Cash Flow
Cash provided by operating activities	$172.4	$561.5	$(389.1)	(69%)
Cash used in investing activities	(236.1)	(187.8)	(48.3)	26%
Cash used in financing activities	(27.5)	(76.5)	49.0	(64%)

At August 31, 2009, we had $2.6 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2010. In addition, our Mosaic Credit Facility is available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Cash flow generated from operating activities has provided us with a significant source of liquidity. During the first quarter of fiscal 2010, net cash provided by operating activities was $172.4 million, a decrease of $389.1 million compared to the same period in fiscal 2009. The decrease in operating cash flows was primarily due to a reduction in net earnings and significant changes in working capital levels in the prior year. The changes in working capital in the first quarter of fiscal 2010 included reductions in accounts receivable, inventories, accrued liabilities and accrued income taxes. Accounts receivable decreased as a result of lower sales in the current year. The reduction in inventories is primarily a result of significantly lower phosphate inventory levels due to increased sales volumes in the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. The decrease in accrued liabilities was driven by a reduction in accrued income taxes related to significant Canadian income tax payments and lower raw material costs.

Investing Activities

Net cash used in investing activities was $236.1 million for the first quarter of fiscal 2010, compared to $187.8 million in the same period in fiscal 2009. The increase in cash used in investing activities was mainly the result of higher capital expenditures in our Potash segment primarily related to production expansion projects compared to the same period in the prior year.

Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2010, was $27.5 million, compared to $76.5 million for the same period in fiscal 2009. The primary reason for the decrease in cash used in financing activities was the reduction of debt repayments in fiscal 2010 compared to fiscal 2009.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Consolidated Financial Statements as well as Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 14 of the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Obligations

Further information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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

•	changes in farmers’ application rates for crop nutrients;

•	changes in the operation of world phosphate or potash markets, including continuing consolidation in the crop nutrient industry, particularly if we do not participate in the consolidation;

•	pressure on prices realized by us for our products;

•	the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate;

•	build-up of inventories in the distribution channels for our products that can adversely affect our sales volumes and selling prices;

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

•

imposition of greenhouse gas regulation or other changes in the governmental regulation that apply to our operations, including the increasing likelihood that the United States will begin to limit greenhouse gas emissions through federal legislation or regulatory action;

•	the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	any significant reduction in customers’ liquidity or access to credit that they need to purchase our products due to the global economic crisis or other reasons;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•	the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business;

•	actual costs of asset retirement, environmental remediation, reclamation and other environmental obligations differing from management’s current estimates;

•	the costs and effects of legal proceedings and regulatory matters affecting us including environmental and administrative proceedings;

•	the success of our efforts to attract and retain highly qualified and motivated employees;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

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

•

Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase or decrease its ownership in Mosaic; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A of Part II of this report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 15 of the Notes to Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

At August 31, 2009 and May 31, 2009, the fair values of our Canadian and Brazilian foreign currency exchange contracts were $0.4 million and ($16.4) million, respectively. The increase in the fair value during the first three months of fiscal 2010 is primarily due to an increase in foreign currency contracts and changes in foreign currency exchange rates.

The table below provides information about our significant foreign exchange derivatives.

	As of August 31, 2009		As of May 31, 2009
(in millions)	Expected Maturity Date FY 2010	Fair Value	Expected Maturity Date FY 2010	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)	$181.6	$0.3	$130.0	$11.5
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0958		1.1927
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)	$224.5	$(0.4)	$330.8	$(26.0)
Weighted Average Rate—Brazilian real to U.S. dollar	1.9008		2.1594
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$473.0	$0.6	$295.0	$(4.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.9134		2.1078
Notional (million US$)—short	$309.5	$(0.1)	$159.0	$2.6
Weighted Average Rate—Brazilian real to U.S. dollar	1.8878		2.0387

Total Fair Value		$0.4		$(16.4)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 15 of our Notes to Consolidated Financial Statements in this report.

Commodities

At August 31, 2009 and May 31, 2009, the fair value of our natural gas commodities contracts were ($74.1) million and ($91.2) million, respectively. The $17.1 million increase in fair value during the first three months of fiscal 2010 is due primarily to a smaller notional amount of outstanding contracts for natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of August 31, 2009			As of May 31, 2009
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
(in millions)	FY 2010	FY 2011		FY 2010	FY 2011
Natural Gas Swaps
Notional (million MMBtu)—long	0.9	—	$(5.3)	4.4		$(9.1)
Weighted Average Rate (US$/MMBtu)	$5.98	$—		$5.98
Notional (million MMBtu)—short	3.2		$3.8	4.2		$5.1
Weighted Average Rate (US$/MMBtu)	$4.08			$4.47
Natural Gas 3-Way Collars
Notional (million MMBtu)	16.4	4.0	$(72.6)	24.0	4.0	$(87.2)
Weighted Average Call Purchased Rate (US$/MMBtu)	$8.62	$6.90		$8.74	$7.19
Weighted Average Call Sold Rate (US$/MMBtu)	$11.39	$9.21		$11.43	$9.60
Weighted Average Put Sold Rate (US$/MMBtu)	$7.49	$6.09		$7.65	$6.34

Total Fair Value			$(74.1)			$(91.2)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 15 of the Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the fiscal quarter ended August 31, 2009.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 14 of our Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 14 of our Consolidated Financial Statements:

•

Fosfertil Merger Proceedings. In December 2006, Fosfertil S.A. (“Fosfertil”) and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, our existing 20.1% ownership interests in Fosfertil would have been diluted to approximately 10% of the combined enterprise.

In June 2006, Mosaic Fertilizantes do Brazil S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Fosfertil, Fertifos Administracão e Participacão S.A. (“Fertifos”, the parent holding company of Fosfertil) and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Civil Court of the Centeral District in Sao Paulo, Brazil (the “Civil Court”), challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. Following various proceedings and decisions in the Brazilian courts, in August 2009, the Superior Court of Justice (the “Superior Court”) upheld an April 2007 decision against us by the Civil Court in this lawsuit. We will consider a possible appeal to the Supreme Court after we have had an opportunity to review the Superior Court’s formal written opinion.

In December 2006 and May 2007, Mosaic Fertilizantes filed additional lawsuits in the Civil Court seeking annulment of the vote by Fertifos’ Board of Directors approving the proposed reorganization. These lawsuits were against (i) Fertifos and its directors on the grounds that the Board of Directors lacked statutory authority to decide the matter and (ii) Fertifos, its directors, and Fosfertil based on conflicts of interests on the part of the Fertifos’ directors appointed by Bunge Fertilizantes. In January 2009, the Civil Court ruled in favor of Mosaic Fertilizantes in both of these lawsuits and declared the vote by Fertifos’ Board of Directors approving the proposed reorganization null and void. In April 2009, the defendants appealed the Civil Court’s rulings in Mosaic Fertilizantes’ favor to the State Court of Appeal. The defendants’ appeals remain pending.

In February 2007, Mosaic Fertilizantes petitioned the Brazilian Securities Commission, challenging, among other things, the valuation placed by the Bunge Parties on Fosfertil. The Brazilian Securities Commission’s analysis of the merits of this petition in order to determine whether or not to proceed with an investigation remains pending.

We intend to vigorously defend our rights in connection with the proposed reorganization. If such a reorganization is consummated, we would own a smaller percentage of the combined enterprise based on the relative valuations ascribed to each entity in such reorganization.

•

Clean Air Act New Source Review. In January 2006 and March 2007, Environmental Protection Agency (“EPA”) Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with the “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. Following negotiations with EPA representatives, we entered into a consent decree to resolve this matter. The consent decree requires of capital improvements, currently estimated in the amount of approximately $30 million, to the sulfuric acid plants to reduce sulfur dioxide emissions and a $2.4 million penalty. We previously established accruals to address the penalty as well as defense costs and expenses.

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

•

Migratory Birds at our Carlsbad, New Mexico, Facility. Our potash facility in Carlsbad, New Mexico has implemented a program, in cooperation with federal authorities, to prevent and mitigate bird fatalities at nearby playa (intermittent) lakes that might potentially be associated with plant activities or operations. In the spring of 2008 there was an unusually high number of bird fatalities, which is presently the subject of investigation and review by the U.S. Department of Justice, in conjunction with the U.S. Fish and Wildlife Service. We are cooperating with the investigation and are engaged in discussions with the federal authorities regarding this matter. We understand that the government may choose to take enforcement action against us under the Migratory Bird Treaty Act, which authorizes misdemeanor penalties for violations, including unlawful “takings” of migratory birds.

ITEM 1A.	RISK FACTORS

Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (the “10-K Report”). As a result of our entry into the Mosaic Credit Facility on July 29, 2009 and its replacement of our former senior secured credit facility that included restrictive covenants structured at a time before we had achieved investment grade credit ratings3, we believe that the risks described under the following heading in Item 1A of the 10-K Report no longer reflect factors that make an investment in Mosaic uniquely speculative or risky and should be omitted from the discussion of risk factors:

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

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

[3]	A security rating is not a recommendation to buy, sell or hold securities. A security rating may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated separately from any other rating.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 5, 2009

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.ii.a.	Form of offer by Mosaic de Argentina S.A. to sell monoammonium phosphate and MicroEssentialsTM fertilizers to Cargill S.A.C.I. through August 31, 2010		X

10.iii.a.	Form of Retirement Agreement dated July 31, 2009 between The Mosaic Company and Steven L. Pinney		X

10.iii.b.	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended through July 21, 2009)		X

10.iii.c.	Description of certain discretionary short-term incentive payouts for the fiscal year ended May 31, 2009

The material under

“Executive and Director

Compensation –Compensation

Discussion and Analysis –

Compensation Components

and Process – Annual

Incentives – Discretionary

Short –Term Incentive Payout

for Fiscal 2009” in the Proxy

Statement dated August 25,

2009 of The Mosaic

Company*

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

E-1