Form 10-Q
period 2009-11-30
MOSAIC CO
filed 2010-01-06
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 445,161,612 common shares as of January 1, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2009	2008	2009	2008
Net sales	$1,709.7	$3,006.5	$3,166.9	$7,329.0
Cost of goods sold	1,402.7	1,939.3	2,637.7	4,613.2
Lower of cost or market write-down	—	293.5	—	293.5

Gross margin	307.0	773.7	529.2	2,422.3
Selling, general and administrative expenses	82.9	76.8	164.3	166.8
Other operating expenses	24.0	14.9	30.6	24.6

Operating earnings	200.1	682.0	334.3	2,230.9
Interest expense, net	11.9	8.3	26.8	18.9
Foreign currency transaction loss (gain)	22.6	(32.3)	9.5	(119.0)
Gain on sale of equity investment	—	(673.4)	—	(673.4)
Other (income)	(5.6)	(4.4)	(6.0)	(5.9)

Earnings from consolidated companies before income taxes	171.2	1,383.8	304.0	3,010.3
Provision for income taxes	50.4	451.2	83.2	948.9

Earnings from consolidated companies	120.8	932.6	220.8	2,061.4
Equity in net earnings (loss) of nonconsolidated companies	(11.8)	28.7	(9.3)	88.5

Net earnings including non-controlling interests	109.0	961.3	211.5	2,149.9
Less: Net earnings attributable to non-controlling interests	(1.2)	(1.5)	(3.1)	(5.4)

Net earnings attributable to Mosaic	$107.8	$959.8	$208.4	$2,144.5

Basic net earnings per share attributable to Mosaic	$0.24	$2.16	$0.47	$4.83

Diluted net earnings per share attributable to Mosaic	$0.24	$2.15	$0.47	$4.81

Basic weighted average number of shares outstanding	445.0	444.3	444.8	444.2
Diluted weighted average number of shares outstanding	446.5	446.1	446.4	446.3

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	November 30, 2009	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,648.1	$2,703.2
Receivables, net	563.3	582.5
Receivables due from Cargill, Incorporated and affiliates	16.2	15.1
Inventories	969.1	1,125.9
Deferred income taxes	187.4	205.4
Other current assets	627.2	675.7

Total current assets	5,011.3	5,307.8
Property, plant and equipment, net	5,157.9	4,899.3
Investments in nonconsolidated companies	389.9	357.8
Goodwill	1,756.6	1,734.1
Deferred income taxes	259.6	262.3
Other assets	121.3	114.9

Total assets	$12,696.6	$12,676.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$140.2	$92.7
Current maturities of long-term debt	16.0	43.3
Accounts payable	496.6	371.7
Trade accounts payable due to Cargill, Incorporated and affiliates	9.2	11.9
Cargill prepayments and accrued liabilities	2.6	5.9
Accrued liabilities	1,131.6	703.9
Accrued income taxes	—	327.6
Deferred income taxes	71.6	64.8

Total current liabilities	1,867.8	1,621.8
Long-term debt, less current maturities	1,250.2	1,256.5
Deferred income taxes	471.1	456.6
Other noncurrent liabilities	854.6	826.1
The Mosaic Company Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of November 30, 2009 and May 31, 2009	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, none issued and outstanding as of November 30, 2009 and May 31, 2009	—	—
Common stock, 445,052,620 and 444,513,300 shares issued and outstanding as of November 30, 2009 and May 31, 2009, respectively	4.5	4.4
Capital in excess of par value	2,506.3	2,483.8
Retained earnings	5,331.3	5,746.2
Accumulated other comprehensive income	384.1	258.6

Total Mosaic stockholders’ equity	8,226.2	8,493.0
Non-controlling interests	26.7	22.2

Total stockholders’ equity	8,252.9	8,515.2

Total liabilities and stockholders’ equity	$12,696.6	$12,676.2

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30,
	2009	2008
Cash Flows from Operating Activities
Net earnings including non-controlling interests	$211.5	$2,149.9
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	231.0	177.1
Lower of cost or market write-down	—	293.5
Deferred income taxes	34.9	164.6
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	9.3	(56.8)
Accretion expense for asset retirement obligations	15.0	14.5
Stock-based compensation expense	17.4	13.9
Unrealized (gain) loss on derivatives	(67.3)	125.8
Gain on sale of equity investment	—	(673.4)
Proceeds from Saskferco note receivable	—	51.1
Excess tax benefits related to stock option exercises	0.1	(4.8)
Other	1.8	(6.4)
Changes in assets and liabilities:
Receivables, net	15.0	56.6
Inventories, net	156.7	(592.1)
Other current assets	10.6	(286.4)
Accounts payable	111.8	(202.3)
Accrued liabilities	(421.3)	(219.5)
Other noncurrent liabilities	20.7	(57.3)

Net cash provided by operating activities	347.2	948.0
Cash Flows from Investing Activities
Capital expenditures	(426.8)	(410.1)
Proceeds from sale of equity investment	—	745.7
Proceeds from sale of business	12.9	—
Restricted cash	22.8	(32.3)
Other	0.4	0.3

Net cash (used in) provided by investing activities	(390.7)	303.6
Cash Flows from Financing Activities
Payments of short-term debt	(121.1)	(193.3)
Proceeds from issuance of short-term debt	168.5	172.0
Payments of long-term debt	(35.1)	(101.1)
Proceeds from issuance of long-term debt	0.6	0.1
Payment of tender premium on debt	(5.5)	—
Proceeds from stock options exercised	5.0	4.1
Dividend paid to minority shareholder	(0.9)	(1.8)
Excess tax benefits related to stock option exercises	0.1	4.8
Cash dividends paid	(44.8)	(44.4)

Net cash used in financing activities	(33.2)	(159.6)
Effect of exchange rate changes on cash	21.6	(241.1)

Net change in cash and cash equivalents	(55.1)	850.9
Cash and cash equivalents—beginning of period	2,703.2	1,960.7

Cash and cash equivalents—end of period	$2,648.1	$2,811.6

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $16.7 and $6.3 million, respectively)	$32.8	$47.9
Income taxes (net of refunds)	374.5	760.5

See Notes to Consolidated Financial Statements

THE MOSAIC COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(In millions except share and per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders’ Equity
Balance as of May 31, 2008	443.9	$4.4	$2,450.8	$3,485.4	$790.6	$23.4	$6,754.6
Adoption of new defined benefit pension and postretirement measurement guidance, net of tax of $0.2	—	—	—	(0.5)	—	—	(0.5)

Beginning balance, as adjusted	443.9	4.4	2,450.8	3,484.9	790.6	23.4	6,754.1
Net earnings	—	—	—	2,350.2	—	6.3	2,356.5
Foreign currency translation adjustment, net of tax of $13.3	—	—	—	—	(480.0)	(3.8)	(483.8)
Net actuarial loss, net of tax of $31.2	—	—	—	—	(52.0)	—	(52.0)

Comprehensive income for 2009						2.5	1,820.7
Stock option exercises	0.6	—	4.6	—	—	—	4.6
Amortization of stock based compensation	—	—	22.5	—	—	—	22.5
Distributions to Cargill, Inc.			(0.6)			—	(0.6)
Dividends ($0.20 per share)	—	—	—	(88.9)	—	—	(88.9)
Dividends for non-controlling interests						(3.7)	(3.7)
Tax benefits related to stock option exercises	—	—	6.5	—	—	—	6.5

Balance as of May 31, 2009	444.5	4.4	2,483.8	5,746.2	258.6	22.2	8,515.2
Net earnings including non-controlling interest	—	—	—	208.4	—	3.1	211.5
Foreign currency translation adjustment, net of tax of $3.5	—	—	—	—	126.9	2.3	129.2
Net actuarial loss	—	—	—	—	(1.4)	—	(1.4)

Comprehensive income						5.4	339.3
Stock option exercises	0.6	0.1	5.0	—	—	—	5.1
Amortization of stock based compensation	—	—	17.4	—	—	—	17.4
Dividends ($1.40 per share)	—	—	—	(623.3)	—	—	(623.3)
Dividends for non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Tax benefits related to stock option exercises	—	—	0.1	—	—	—	0.1

Balance as of November 30, 2009	445.1	$4.5	$2,506.3	$5,331.3	$384.1	$26.7	$8,252.9

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

In the second quarter of fiscal 2010, we realigned our business segments (the “Realignment”) to more clearly reflect our evolving business model. The Realignment consists of moving from three to two business segments by combining our Offshore segment with our Phosphates business segment. As a result of the Realignment, we are organized into the following business segments:

Our Phosphates business segment has historically owned and operated mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results have also historically included our North American distribution activities and the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 85% for the six months ended November 30, 2009.

In the Realignment, we eliminated reporting our Offshore business as a separate segment and now include the former Offshore business as part of our Phosphates segment. Our former Offshore business was principally an international distributor of crop nutrients. Our Phosphates business segment now includes our North American concentrated phosphate crop nutrient and animal feed ingredients operations, North American distribution activities, the results of PhosChem, and international distribution activities. The international distribution activities include sales offices, port terminals and warehouses in several key international countries. In addition, the international distribution activities include blending, bagging and three single superphosphate production facilities. The blending and bagging facilities primarily produce blended crop nutrients (“Blends”) from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix can differ based on seasonal and other factors. Our international distribution operations have historically served as an outlet for our North American Phosphates production, both for resale and as an input for Blends, and we expect to expand this role in the future. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, and is expected to continue to do so in the future. The Realignment is intended to further align our strong global distribution resources with our North American production assets.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment transactions are eliminated within Corporate, Eliminations and Other. See Note 17 to the Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Consolidated Financial Statements) necessary for fair presentation of our financial position as of November 30, 2009, and our results of operations for the three and six months ended November 30, 2009 and 2008 and cash flows for the six months ended November 30, 2009 and 2008. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated. Mosaic has evaluated subsequent events through January 5, 2010, which is the date these financial statements were issued, and has disclosed material items with respect to such events in this report.

Accounting Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives and net realizable values of long-lived assets, derivative financial instruments, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts, including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, and inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer and/or when the risks and rewards of ownership are otherwise transferred to the customer and when the price is fixed or determinable. Revenue on North American export sales and sales within international geographies is recognized upon the transfer of title to the customer and when the price is fixed or determinable. For certain export shipments, transfer of title occurs outside the U.S. or the country in which the shipment originated. Shipping and handling costs are included as a component of cost of goods sold.

Sales to wholesalers and retailers (but not to importers) in India are subject to a selling price cap and are eligible for an Indian government subsidy which reimburses importers for the difference between the market price of diammonium phosphate fertilizer (“DAP”) and the capped price. We record the government subsidy

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

along with the underlying eligible sale when the price of DAP is both fixed and determinable. In fiscal 2010 we record the sale at the time the underlying eligible sale is made because payment is expected in cash and the price is considered fixed and determinable at that time. However, in the second quarter of fiscal 2009, because the payment of the government subsidy could be made in bonds and due to the turmoil in the global credit markets, we determined that the price of sales subject to the Indian government subsidy was not fixed and determinable until payment in bonds or cash had been received from the Indian government.

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on Mosaic’s consolidated results of operations or financial condition. However, references in the notes to the consolidated financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.

In February 2008, the FASB issued amendments that deferred implementation of the fair value disclosure requirements for certain nonfinancial assets and nonfinancial liabilities, including but not limited to our asset retirement obligations. We adopted this standard on June 1, 2009. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805 “Business Combinations” which significantly changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Accounting for business combinations under this standard requires the acquiring entity to recognize and measure the identifiable assets acquired, liabilities assumed, contractual contingencies, contingent consideration and any non-controlling interest in an acquired business at fair value on the acquisition date. In addition, this standard requires in general that acquisition costs be expensed as incurred, restructuring costs be expensed in periods subsequent to the acquisition date and any adjustments to deferred tax asset valuation allowances and acquired uncertain tax positions after the measurement period be reflected in income tax expense. This standard became effective for us on June 1, 2009. With the adoption of this standard, as amended, our accounting for future business combinations will change on a prospective basis beginning with any business combination with an acquisition date on or after June 1, 2009. In relation to the Combination completed prior to the effective date of this standard, any adjustments required to the deferred tax asset valuation allowances and the uncertain tax positions initially established will be included in our net earnings rather than as an adjustment to goodwill.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires, among other items, that NCIs (previously referred to as minority interest) be included in the consolidated balance sheets within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and the NCIs shares, with disclosure on the face of the consolidated statements of earnings of the amounts attributable to the parent and to the NCIs; changes in a parent’s ownership be treated as an equity transaction; and if a subsidiary is deconsolidated, any retained NCI in

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the former subsidiary be measured at fair value with gain or loss recognized in net earnings. These provisions are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. This standard became effective for us on June 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, this adoption did not have a material impact on our Consolidated Financial Statements.

In November 2008, the FASB issued a standard related to certain equity method investment accounting considerations. The standard indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. This standard became effective for us on June 1, 2009 and will be applied prospectively to transactions occurring on or after June 1, 2009. This adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. We adopted this standard on June 1, 2009. Other than the additional disclosure requirements, this adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires interim disclosures regarding the fair value of financial instruments that were previously required only annually and certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted this standard as of June 1, 2009. Other than the additional disclosure requirements, this adoption did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and through the date financial statements are issued or are available to be issued. This standard is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, on which management relied previously for assessing and disclosing subsequent events. We adopted this standard as of June 1, 2009, and have provided the additional required disclosure in each of our quarterly filings with the SEC since that date.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value. This ASU applies to all entities that carry liabilities at fair value, such as if they elected to use the fair-value option for their own debt securities or if they record an asset retirement obligation. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use (1) the quoted price of an identical liability when traded as an asset, (2) the quoted price for similar liabilities or similar liabilities traded as assets, or (3) another valuation technique that is consistent with principles of fair value measurement, such as the income or market approach. The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This standard is applicable to our asset retirement obligations. We adopted this standard as of September 1, 2009. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Pronouncements Issued But Not Yet Adopted

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets. This standard requires additional disclosures about such plan assets including a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk. The disclosures required by this standard are effective for us for our fiscal year ending May 31, 2010. We are currently evaluating the impact of adoption of these additional disclosures on our Consolidated Financial Statements.

In June 2009, the FASB issued an accounting standard (codified in December 2009 as ASU 2009-17) that revises the guidance for consolidating variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess consolidation of a variable-interest entity. The amendments will significantly affect the overall consolidation analysis under existing accounting literature. Accordingly, we will need to carefully reconsider our previous consolidation conclusions, including whether we are a variable-interest entity’s primary beneficiary, and what type of financial statement disclosures are required. This standard is effective for us for interim periods and annual fiscal years beginning in the first quarter of fiscal year 2011. We are currently evaluating the requirements of the standard.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value as a practical expedient. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The valuation and disclosure requirements of this ASU are applicable for our defined benefit plan investments and will be effective for our fiscal year ending May 31, 2010. We are currently evaluating the requirements of the standard, but would not expect it to have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the Emerging Issues Task Force”, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. These amendments require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This standard will be effective for us beginning in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the requirements of the standard, but would not expect it to have a material impact on our Consolidated Financial Statements.

4. Earnings Per Share

The numerator for basic and diluted earnings per share (“EPS”) is net earnings attributable to Mosaic. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been outstanding if the dilutive potential common shares had been issued. The following is a reconciliation of the denominator for the basic and diluted EPS computations:

	Three months ended November 30,		Six months ended November 30,
(in millions)	2009	2008	2009	2008
Net earnings attributable to Mosaic	$107.8	$959.8	$208.4	$2,144.5

Basic weighted average common shares outstanding	445.0	444.3	444.8	444.2
Common stock issuable upon vesting of restricted stock awards	0.3	0.5	0.4	0.5
Common stock equivalents	1.2	1.3	1.2	1.6

Diluted weighted average common shares outstanding	446.5	446.1	446.4	446.3

Net earnings per share attributable to Mosaic—basic	$0.24	$2.16	$0.47	$4.83
Net earnings per share attributable to Mosaic—diluted	$0.24	$2.15	$0.47	$4.81

A total of 0.7 million shares of common stock subject to issuance upon exercise of stock options and restricted stock awards for the three and six months ended November 30, 2009, and 0.6 million and 0.1 million shares for the three and six months ended November 30, 2008, respectively, have been excluded from the calculation of diluted EPS as the effect would be anti-dilutive.

5. Income Taxes

During the three and six months ended November 30, 2009, unrecognized tax benefits increased $6.3 million and $8.4 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $36.8 million and $39.5 million as of November 30, 2009 and May 31, 2009, respectively, that were included in other noncurrent liabilities in the Consolidated Balance Sheet. For the three months ended November 30, 2009 and 2008, we recognized interest and penalties expense of $1.1 million and $10.9 million, respectively, as part of the provision for income taxes in the Consolidated Statements of Earnings.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2007 and 2008 and the Canadian Revenue Agency for the fiscal years 2001 to 2006. Based on the information available as of November 30, 2009, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consist of the following:

(in millions)	November 30, 2009	May 31, 2009
Raw materials	$19.4	$31.2
Work in process	313.6	339.0
Finished goods	541.9	655.2
Operating materials and supplies	94.2	100.5

	$969.1	$1,125.9

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	November 30, 2009	May 31, 2009
Land	$175.7	$172.6
Mineral properties and rights	2,573.1	2,528.7
Buildings and leasehold improvements	788.2	747.0
Machinery and equipment	3,334.4	3,134.5
Construction in-progress	686.2	520.0

	7,557.6	7,102.8
Less: accumulated depreciation and depletion	2,399.8	2,203.5

	$5,157.9	$4,899.3

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the six months ended November 30, 2009 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2009	$537.2	$1,196.9	$1,734.1
Foreign currency translation	—	22.5	22.5

Balance as of November 30, 2009	$537.2	$1,219.4	$1,756.6

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

9. Guarantees and Indemnities

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, we are essentially guaranteeing our own performance, in which case the guarantees do not require recognition or measurement under U.S. GAAP.

Material guarantees and indemnities that require recognition or measurement under U.S. GAAP are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no specific concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and in certain cases these guarantees may be renewed on a rolling twelve-month basis. As of November 30, 2009, we have estimated the maximum potential future payment under the guarantees to be $63.8 million. The fair value of these guarantees is immaterial to our Consolidated Financial Statements at November 30, 2009 and May 31, 2009.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA (as defined) as well as a minimum Consolidated Net Worth (as defined) of at least $6.2 billion plus 25% of Consolidated Net Income (as defined) for each fiscal quarter beginning with the fiscal quarter ending August 31, 2009. These covenants effectively limit the amount of dividends and other distributions on Mosaic’s common stock. At November 30, 2009, the amount that would have been available under these covenants for dividends and other distributions was approximately $2.0 billion after taking into account the special cash dividend declared on October 23, 2009 and paid December 3, 2009 to stockholders of record on November 12, 2009. See Note 18 to the Consolidated Financial Statements.

The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These event of default include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain asset sales outside the ordinary course of business and other matters customary for credit facilities of this nature.

Short-Term Debt

(in millions)	Maturity	November 30, 2009 Stated Interest Rates	November 30, 2009	May 31, 2009
PhosChem—revolving facility(a)	11/29/09	LIBOR + 0.7%	$43.6	$26.6
Lines of credit—Offshore and other short-term borrowings	Various	0.96% to 10.30%	96.6	66.1

Total short-term debt			$140.2	$92.7

(a)	PhosChem’s revolving line of credit expired on November 29, 2009 and was not replaced as it was no longer considered necessary. Although PhosChem is no longer allowed to borrow under this facility, amounts borrowed as of November 30, 2009, generally are not required to be repaid to the bank until the earlier of November 29, 2010 or the date PhosChem receives payment of the eligible accounts receivable from its customers.

We had no outstanding borrowings under the Mosaic Credit Facility as of November 30, 2009 or under the Prior Credit Facility as of May 31, 2009. We had outstanding letters of credit that utilized a portion of the amount available for revolving loans or swingline loans under the Mosaic Credit Facility or the Prior Credit Facility of $21.9 million as of November 30, 2009 and May 31, 2009, respectively. The net available borrowings for revolving loans or swingline loans under the Mosaic Credit Facility or the Prior Credit Facility as of November 30, 2009 and May 31, 2009 were approximately $478.1 million and $428.1 million, respectively. Unused commitment fees under the Mosaic Credit Facility and the Prior Credit Facility accrue at an annual rate of 0.50% and 0.375%, respectively. Unused commitment fees of $0.6 million and $0.4 million were expensed during each of the three months ended November 30, 2009 and 2008, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt, including Current Maturities

(in millions)	Maturity	November 30, 2009 Stated Interest Rates	November 30, 2009	May 31, 2009
Term loan facilities	Various	LIBOR + 1.50%-1.75%	$—	$13.1
Industrial revenue bonds	2022	7.70%	28.2	42.1
Secured notes	2009-2014	6.92% - 10.25%	13.3	17.7
Unsecured notes	2009-2016	7.38% - 10.25%	926.4	926.6
Unsecured debentures	2011-2028	7.30% - 9.45%	259.5	259.8
Other debt(a)	Various	Various	38.8	40.5

Total long-term debt, including current maturities			$1,266.2	$1,299.8

(a)	The remainder of the long-term debt relates to capital leases, long-term debt-due to Cargill, Incorporated and affiliates and other types of debt.

11. Accounting for Asset Retirement Obligations

We recognize asset retirement obligations (“AROs”) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred, with a corresponding increase in the carrying amount of the related long-lived asset. We depreciate the tangible asset over its estimated useful life.

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2009	$530.7
Liabilities incurred	17.6
Liabilities settled	(35.3)
Accretion expense	15.0
Revisions in estimated cash flows	13.9

Total asset retirement obligation, November 30, 2009	541.9
Less current portion	93.8

Non-current asset retirement obligation	$448.1

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended November 30,		Six months ended November 30,
(in millions)	2009	2008	2009	2008
Service cost	$0.9	$1.1	$1.8	$2.2
Interest cost	9.2	9.1	18.4	18.2
Expected return on plan assets	(10.1)	(9.6)	(20.2)	(19.2)
Amortization of actuarial loss	0.2	—	0.4	—

Net periodic cost	$0.2	$0.6	$0.4	$1.2

	Post-retirement Benefit Plans
	Three months ended November 30,		Six months ended November 30,
(in millions)	2009	2008	2009	2008
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	1.2	1.6	2.5	3.2
Amortization of actuarial gain	(0.4)	(0.1)	(0.8)	(0.2)

Net periodic cost	$1.0	$1.7	$2.0	$3.4

Based on an actuarial assessment, our minimum required contributions for fiscal 2010 were estimated at $19 million for our pension plans and $10 million for our other post-retirement benefit plans. During the six months ended November 30, 2009, we contributed $2.3 million to our pension plans and $2.5 million to our postretirement benefit plans. During the six months ended November 30, 2008, in order to improve our funding levels with the intention to fully fund our U.S. pension plans, we made contributions of $57.8 million to our pension plans and $2.8 million to our post-retirement benefits plans.

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $27.0 million and $27.6 million at November 30, 2009 and May 31, 2009, respectively, expenditures for these known conditions currently are not expected, individually

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

Hutchinson, Kansas Sinkhole. In January 2005, a sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. Subsequent to this event, KDHE requested that we investigate the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. In response to this request, with KDHE approval, we conducted sonar and geophysical assessments of five former wells in the summer of 2008. We have entered into an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. The primary measures include our purchase of a number of homes to create a buffer between the former wells and residential property, our installation of an early detection monitoring system and additional well stability investigation along the railroad tracks, and the City of Hutchinson’s closure of a road. We have purchased or entered into agreements to purchase most of the homes required to create the buffer. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE were to request additional measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

EPA RCRA Initiative. The U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance has announced that it has targeted facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our Bartow and Green Bay, Florida facilities and our Uncle Sam and Faustina, Louisiana facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are finalizing similar orders for our New Wales, Riverview, and South Pierce, Florida facilities.

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors and has referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We have met several times with the DOJ and EPA to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA have expressed a desire to obtain financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued. Should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay significant civil penalties.

We have established accruals to address the estimated cost of implementing the related consent orders at our Florida and Louisiana facilities and the estimated fees that will be incurred defending against the NOVs discussed above. We cannot at this stage of the discussions predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have a material effect on our business or financial condition.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We currently meet the applicable financial strength tests in both Florida and Louisiana. There can be no assurance that we will be able to continue to comply with the financial strength tests in either state; however, assuming we maintain our current levels of liquidity and capital resources, we do not expect that compliance with current or alternative requirements will have a material effect on our results of operations, liquidity or capital resources.

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

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought two lawsuits in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. One lawsuit was against Manatee County and sought a writ of certiorari invalidating the Manatee County Board approvals. In November 2009, the court denied the writ of certiorari, and in December 2009 the plaintiffs filed a motion for

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rehearing of the denial. The other suit names both Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and seeks a declaratory judgment that the Settlement Agreement and the Manatee County Board approvals are null and void. We believe each of these suits is without merit and we intend to defend vigorously against them. We do not anticipate that these suits will adversely affect our future mining plans for the Altman Extension.

The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit for the Altman Extension in May 2008. The Sierra Club, Manasota-88, Gulf Restoration Network, Inc. and People for Protecting Peace River, Inc. sued the Corps in the United States District Court for the Middle District of Florida seeking to vacate our permit to mine the Altman Extension. In October 2008, the Corps suspended the permit. After we furnished additional information to the Corps and the Corps completed its additional review, the permit was reinstated in May 2009. The lawsuit, which had been stayed during the period of the permit suspension, has been reactivated and our motion to intervene was granted. Mining on the Altman Extension has commenced and is continuing. We expect that the permit will be upheld and that mining will continue in the ordinary course of business.

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

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial additional delays in issuing the permits, including the wetlands permit for the Hardee County extension, may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels or increase our costs in the future.

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

On September 15, 2008, separate complaints were filed in the United States District Court for the Northern District of Illinois by Gordon Tillman (the “Tillman Case”); Feyh Farm Co. and William H. Coaker Jr. (the “Feyh Farm Case”); and Kevin Gillespie (the “Gillespie Case;” the Tillman Case and the Feyh Farm Case together with the Gillespie case being collectively referred to as the “Indirect Purchaser Cases;” and the Direct Purchaser Cases together with the Indirect Purchaser Cases being collectively referred to as the “Potash Antitrust Cases”). The defendants in the Indirect Purchaser Cases are generally the same as those in the Direct Purchaser Cases. On November 13, 2008, the initial plaintiffs in the Indirect Purchaser Cases and David Baier, an additional named plaintiff, filed a consolidated class action complaint. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Indirect Purchaser Cases. The factual allegations in the amended consolidated complaint are substantially identical to those summarized above with respect to the Direct Purchaser Cases. The amended consolidated complaint in the Indirect Purchaser Cases was filed on behalf of the named plaintiffs and a purported class of all persons who indirectly purchased potash products for end use during the Class Period in the United States, any of 20 specified states and the District of Columbia defined in the consolidated complaint as “Indirect Purchaser States,” any of 22 specified states and the District of Columbia defined in the consolidated complaint as “Consumer Fraud States”, and/or 48 states and the District of Columbia and Puerto Rico defined in the consolidated complaint as “Unjust Enrichment States.” The plaintiffs generally sought injunctive relief and to recover unspecified amounts of damages, including treble damages for violations of the antitrust laws of the Indirect Purchaser States where allowed by law, arising from defendants’ alleged continuing agreement, understanding, contract, combination and conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Act, Section 16 of the Clayton Act, the antitrust, or unfair competition laws of the Indirect Purchaser States and the consumer protection and unfair competition laws of the Consumer Fraud States, as well as restitution or disgorgement of profits, for unjust enrichment under the common law of the Unjust Enrichment States, and any penalties, punitive or exemplary damages and/or full consideration where permitted by applicable state law. The plaintiffs also seek costs of suit and reasonable attorneys’ fees where allowed by law and pre-judgment and post-judgment interest.

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interlocutory appeal. Subsequently, we and the other defendants have requested that the court certify the issue for interlocutory appeal.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri. The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. We have filed an answer to the complaint responding that MicroEssentials® does not infringe the plaintiffs’ patent and that the plaintiffs’ patent is invalid. We are also in the process of amending our counterclaims and defenses to assert that the patent is invalid due to inequitable conduct. We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

Esterhazy Potash Mine Tolling Contract Disputes

Under a long-term contract (the “PCS Tolling Contract”) with Potash Corporation of Saskatchewan Inc. (“PCS”), Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”) mines and refines PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our then-current calculations, in May 2009, we informed PCS that we believed that our obligation to supply potash to PCS would expire by August 30, 2010 and that we would cease delivery of product following that date. Our calculations, which assumed PCS would continue to take 1.1 million tonnes annually under the contract (which is the volume PCS elected to take for calendar 2009), will be affected by PCS’ election to take approximately 0.9 million tonnes under the contract in calendar 2010 and may be affected by PCS’ alleged inability to accept further deliveries of product. Our calculations also assumed that our then-current mining plans and conditions would remain unchanged. After expiration of the contract or during other periods to the extent we are not fully utilizing the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the contract is available to us for sales to any of our customers at then-current market prices.

On or about May 27, 2009, PCS filed a lawsuit against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan, following our notice to PCS described in the prior paragraph. In general terms, the lawsuit contests our basis and timing for termination of the PCS Tolling Contract; asserts that PCS’ rights to potash under the contract will not expire until at least 2012, and potentially later at current delivery rates; alleges that our notice is a threatened repudiation of the contract and would convert PCS’ reserves to our use; and asserts that the value of the potash at issue exceeds $1 billion. The lawsuit also alleges that we breached our contractual obligation to engage in good mining practices, resulting in saturated brine inflows in portions of our Esterhazy mine, which allegedly reduced the extraction ratio of potash from the mine. The lawsuit further

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims that, if our Esterhazy mine were to flood, we could convert the mine to a solution mine and that, under such circumstances, we would be able to extract a greater portion of the reserves and that PCS would accordingly be entitled to additional potash under the PCS Tolling Contract. The lawsuit requests orders from the court declaring the amount of potash that PCS has a right to receive under the PCS Tolling Contract; that we deliver that amount of potash to PCS on a timely basis in accordance with the PCS Tolling Contract; restraining us from ceasing delivery of potash to PCS until a final order is issued by the court; and awarding damages to PCS for any conversion of PCS’ reserves and our alleged threatened repudiation of the contract, as well as costs, pre- and post-judgment interest and such further relief as the court may allow.

On June 16, 2009, we filed our statement of defence against PCS’ claims as well as a counterclaim against PCS. In our statement of defence, we generally deny the alleged bases for PCS’ claims and assert, among other defences, that PCS’ lawsuit does not state a cause of action; that any claim for alleged poor mining practices is based on acts or omissions prior to 1986 and is time-barred; that provisions of the PCS Tolling Contract limit our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the PCS Tolling Contract limit our liability for performance or non-performance under the contract to approximately $10 million. We also note that saturated brine inflows are a known risk in Saskatchewan potash mines and that each potash shaft mine in Saskatchewan and New Brunswick, including all five PCS potash shaft mines, has a history of inflows. Finally, our statement of defence requests a declaration by the court that at a delivery rate of approximately 1.1 million tonnes of product per year, PCS’ entitlement to potash will terminate by August 30, 2010. In addition, by letter dated April 9, 2009, PCS advised us that, until further notice, it was no longer prepared to accept further shipments of product under the PCS Tolling Contract because of the global financial crisis, stated that PCS no longer had the ability to physically receive, ship or store additional potash, and asserted that its inability to receive delivery of additional product was an event of force majeure. We have counterclaimed against PCS alleging that it breached the PCS Tolling Contract by failing to take delivery of potash that it ordered under the contract based on the alleged event of force majeure. Our counterclaim seeks an injunction requiring PCS to continue to take shipment of future monthly deliveries as well as damages in an unspecified amount, pre-judgment interest, costs and such further relief as the court deems just. In addition, on November 13, 2009, we notified PCS and the court that we will seek an order to bar and strike as time-barred PCS’ claim for alleged losses arising from saturated brine inflows in portions of our Esterhazy mine dating back to 1985 and 1986.

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

14. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas and ammonia consumed in operations, changes in freight costs as well as

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

As of November 30, 2009, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	November 30, 2009
Foreign currency derivatives	Foreign currency	US Dollars	1,127.1
Natural gas derivatives	Commodity	MMbtu	42.5
Ocean freight derivatives	Freight	US Dollars	0.4
Ocean freight contracts	Freight	Tonnes	0.5

Our foreign currency exchange contracts, commodities contracts, and freight contracts do not qualify for hedge accounting under U.S. GAAP; therefore, unrealized gains and losses are recorded in the Consolidated Statements of Earnings. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gain or (loss) on foreign currency exchange contracts used to hedge changes in our financial position is included in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

(in millions) Derivative Instrument	Location	Three months ended November 30,		Six Months ended November 30,
		2009	2008	2009	2008
Foreign currency derivatives	Cost of goods sold	$(1.6)	$9.2	$(7.6)	$4.8
Foreign currency derivatives	Foreign currency transaction gain (loss)	(2.3)	11.8	28.4	9.4
Commodity derivatives	Cost of goods sold	33.6	(24.6)	50.4	(128.0)
Freight derivatives	Cost of goods sold	(0.8)	(4.8)	(3.9)	(11.7)

The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

(in millions)	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	November 30, 2009	Location	November 30, 2009
Foreign currency derivatives	Other current assets	$2.6	Accrued liabilities	$5.8
Commodity derivatives	Other current assets	2.2	Accrued liabilities	43.0
Freight derivatives	Other current assets	0.7	Accrued liabilities	—

Total		$5.5		$48.8

(a)	In accordance with U.S. GAAP the above amounts are disclosed at gross fair value and the amounts recorded on the Consolidated Balance Sheet are presented on a net basis when permitted.

For additional disclosures about fair value measurement of derivative instruments, see Note 15, Fair Value Measurements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 30, 2009, was $43.0 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2009, we would be required to post $43.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

Counterparty Credit Risk

We enter into foreign exchange and certain commodity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, material losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.

15. Fair Value Measurements

We determine the fair market values of our derivative contracts and certain other assets and liabilities based on the fair value hierarchy, described below, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels within the fair value hierarchy that may be used to measure fair value.

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

(in millions)	November 30, 2009
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$2.5	$1.5	$1.0	$—
Commodity derivatives	1.2	—	1.2	—
Freight derivatives	0.7	—	0.1	0.6

Total assets at fair value	$4.4	$1.5	$2.3	$0.6

Liabilities
Foreign currency derivatives	$(5.7)	$(4.0)	$(1.7)	$—
Commodity derivatives	(42.0)	—	(42.0)	—

Total liabilities at fair value	$(47.7)	$(4.0)	$(43.7)	$—

We did not significantly change our valuation techniques from prior periods.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective June 1, 2009, we adopted the portions of ASC 820, Fair Value Measurements and Disclosures, which were previously deferred, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of this standard did not have an impact on our financial position or results of operations.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	November 30, 2009		May 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,648.1	$2,648.1	$2,703.2	$2,703.2
Short-term debt	140.2	140.2	92.7	92.7
Long-term debt, including current portion	1,266.2	1,367.2	1,299.8	1,237.1

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

16. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of November 30, 2009, Cargill and certain of its subsidiaries owned approximately 64.2% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2009, the net amount due from Cargill and its affiliates related to the above transactions totaled $4.1 million. At May 31, 2009, the net amount due to Cargill and its affiliates was $3.1 million.

Cargill made no equity contributions during the six months ended November 30, 2009 and $0.6 million of distributions were made to Cargill during fiscal year 2009.

The Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended November 30,		Six months ended November 30,
(in millions)	2009	2008	2009	2008
Transactions with Cargill and affiliates included in net sales	$21.2	$81.5	$47.2	$235.0
Transactions with Cargill and affiliates included in cost of goods sold	31.8	41.2	67.3	124.7
Transactions with Cargill and affiliates included in selling, general and administrative expenses	1.9	3.1	4.0	6.5
Interest expense (income) paid to/(received from) Cargill and affiliates	—	0.1	(0.1)	0.3

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of November 30, 2009 and May 31, 2009, the net amount due from our non-consolidated companies totaled $88.4 million and $220.0 million, respectively. The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended November 30,		Six months ended November 30,
(in millions)	2009	2008	2009	2008
Transactions with non-consolidated companies included in net sales	$127.5	$475.6	$216.6	$1,025.1
Transactions with non-consolidated companies included in cost of goods sold	57.1	115.4	122.5	340.2

17. Business Segments

The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. On November 30, 2009, we announced a Realignment of our business segments to more clearly reflect the Company’s evolving business model. The Realignment consists of moving from three to two business segments by combining our Offshore business segment with our Phosphates business segment as following a strategic evaluation of our international operations, this is how our chief operating decision maker began viewing and evaluating our operations during the second quarter. Accordingly, the prior period comparable results have been updated to reflect our international entities as part of the Phosphates business segment for comparability purposes.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For a description of our business segments see Note 1. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents activities associated with our Nitrogen distribution business, unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and other. Segment information was as follows:

The Mosaic Company

Business Segments

(in millions)	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended November 30, 2009
Net sales to external customers	$1,328.0	$367.9	$13.8	$1,709.7
Intersegment net sales	—	46.4	(46.4)	—

Net sales	1,328.0	414.3	(32.6)	1,709.7
Gross margin	113.2	179.9	13.9	307.0
Operating earnings	29.0	150.6	20.5	200.1
Capital expenditures	41.0	136.9	12.7	190.6
Depreciation, depletion and amortization expense	103.1	33.1	2.7	138.9
Equity in net earnings of nonconsolidated companies	(12.8)	—	1.0	(11.8)

Three months ended November 30, 2008(a)
Net sales to external customers	$2,020.5	$960.6	$25.4	$3,006.5
Intersegment net sales	2.1	12.6	(14.7)	—

Net sales	2,022.6	973.2	10.7	3,006.5
Gross margin	199.4	574.9	(0.6)	773.7
Operating earnings (loss)	135.9	547.5	(1.4)	682.0
Capital expenditures	128.2	93.0	2.0	223.2
Depreciation, depletion and amortization expense	56.6	30.2	2.6	89.4
Equity in net earnings of nonconsolidated companies	22.1	—	6.6	28.7

Six months ended November 30, 2009
Net sales to external customers	$2,522.5	$616.8	$27.6	$3,166.9
Intersegment net sales	—	130.8	(130.8)	—

Net sales	2,522.5	747.6	(103.2)	3,166.9
Gross margin	227.6	304.5	(2.9)	529.2
Operating earnings	75.5	249.9	8.9	334.3
Capital expenditures	123.4	287.1	16.3	426.8
Depreciation, depletion and amortization expense	163.0	62.8	5.2	231.0
Equity in net earnings of non-consolidated companies	(10.5)	—	1.2	(9.3)

Six months ended November 30, 2008(a)
Net sales to external customers	$5,348.2	$1,914.4	$66.4	$7,329.0
Intersegment net sales	2.8	35.2	(38.0)	—

Net sales	5,351.0	1,949.6	28.4	7,329.0
Gross margin	1,331.9	1,078.1	12.3	2,422.3
Operating earnings	1,193.1	1,025.3	12.5	2,230.9
Capital expenditures	235.9	171.7	2.5	410.1
Depreciation, depletion and amortization expense	109.9	62.1	5.1	177.1
Equity in net earnings of non-consolidated companies	56.4	—	32.1	88.5

Total assets as of November 30, 2009	$6,192.4	$7,825.8	$(1,321.6)	$12,696.6
Total assets as of May 31, 2009	6,370.4	8,370.5	(2,064.7)	12,676.2

(a)	Adjusted to reflect the Realignment

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

(in millions)	Three months ended November 30,		Six months ended November 30,
	2009	2008	2009	2008
Net sales(a):
India	$455.7	$751.9	$742.4	$1,771.4
Brazil	304.0	309.2	679.4	1,065.7
Canpotex(b)	121.6	467.8	207.5	1,003.9
China	77.4	13.4	95.1	50.8
Argentina	65.2	84.8	93.0	174.4
Canada	53.4	165.7	104.5	336.3
Thailand	42.0	34.0	77.9	82.8
Chile	36.9	74.3	78.1	149.8
Japan	26.0	109.1	42.6	183.6
Colombia	16.1	31.3	30.8	89.1
Mexico	12.3	19.9	43.6	92.7
Australia	1.3	57.4	2.1	152.8
Other	45.2	27.4	117.7	155.3

Total foreign countries	1,257.1	2,146.2	2,314.7	5,308.6
United States	452.6	860.3	852.2	2,020.4

Consolidated	$1,709.7	$3,006.5	$3,166.9	$7,329.0

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

18. Special Dividend

On October 23, 2009, the Company’s Board of Directors declared a special cash dividend of $1.30 per share on its outstanding common stock. This dividend was paid on December 3, 2009 to stockholders of record on November 12, 2009. This special cash dividend resulted in an aggregate cash payment to our shareholders of $578.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

We are one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method.

In the second quarter of fiscal 2010, we realigned our business segments (the “Realignment”) to more clearly reflect our evolving business model. The Realignment consists of moving from three to two business segments by combining our Offshore segment with our Phosphates business segment. As a result of the Realignment, we are organized into the following business segments:

Our Phosphates business segment has historically owned and operated mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results have also historically included our North American distribution activities and the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 85% for the six months ended November 30, 2009.

In the Realignment, we eliminated reporting our Offshore business as a separate segment and now include the former Offshore business as part of our Phosphates segment. Our former Offshore business was principally an international distributor of crop nutrients. Our Phosphates business segment now includes our North American concentrated phosphate crop nutrient and animal feed ingredients operations, North American distribution activities, the results of PhosChem, and international distribution activities. The international distribution activities include sales offices, port terminals and warehouses in several key international countries. In addition, the international distribution activities include blending, bagging and three single superphosphate (“SSP”) production facilities. The blending and bagging facilities primarily produce blended crop nutrients (“Blends”) from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix can differ based on seasonal and other factors. Our international distribution operations have historically served as an outlet for our North American Phosphates production, both for resale and as an input for Blends, and we expect to expand this role in the future. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, and is expected to continue to do so in the future. The Realignment is intended to further align our strong global distribution resources with our North American production assets.

Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash outside of the U.S. and Canada.

Certain Key Factors that can Affect Results of Operations and Financial Condition

Our primary products, phosphate and potash crop nutrients and Blends, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The most important competitive factor for our products is delivered price. As a result, the markets for our products are highly competitive. Business and economic conditions and governmental policies affecting the agricultural industry are the most significant factors affecting worldwide demand for crop nutrients. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by worldwide supply and demand because of the significant fixed costs associated with owning and operating our major facilities.

World prices for the key inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on natural gas prices. Sulfur is a world commodity that is primarily produced as a byproduct of oil refining and natural gas production, where the cost is based on supply and demand for sulfur. We produce substantially all of our requirements for phosphate rock.

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

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2009 and 2008:

	Three months ended November 30,		2009-2008		Six months ended November 30,		2009-2008
(in millions, except per share data)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales	$1,709.7	$3,006.5	$(1,296.8)	(43%)	$3,166.9	$7,329.0	$(4,162.1)	(57%)
Cost of goods sold	1,402.7	1,939.3	(536.6)	(28%)	2,637.7	4,613.2	(1,975.5)	(43%)
Lower of cost or market write-down	—	293.5	(293.5)	NM	—	293.5	(293.5)	NM

Gross margin	307.0	773.7	(466.7)	(60%)	529.2	2,422.3	(1,893.1)	(78%)
Gross margin percentage	18.0%	25.7%			16.7%	33.1%
Selling, general and administrative expenses	82.9	76.8	6.1	8%	164.3	166.8	(2.5)	(1%)
Other operating expenses	24.0	14.9	9.1	61%	30.6	24.6	6.0	24%

Operating earnings	200.1	682.0	(481.9)	(71%)	334.3	2,230.9	(1,896.6)	(85%)
Interest expense, net	11.9	8.3	3.6	43%	26.8	18.9	7.9	42%
Foreign currency transaction loss (gain)	22.6	(32.3)	54.9	NM	9.5	(119.0)	128.5	NM
Gain on sale of equity investment	—	(673.4)	673.4	NM	—	(673.4)	673.4	NM
Other (income)	(5.6)	(4.4)	(1.2)	27%	(6.0)	(5.9)	(0.1)	2%

Earnings from consolidated companies before income taxes	171.2	1,383.8	(1,212.6)	(88%)	304.0	3,010.3	(2,706.3)	(90%)
Provision for income taxes	50.4	451.2	(400.8)	(89%)	83.2	948.9	(865.7)	(91%)

Earnings from consolidated companies	120.8	932.6	(811.8)	(87%)	220.8	2,061.4	(1,840.6)	(89%)
Equity in net earnings (loss) of nonconsolidated companies	(11.8)	28.7	(40.5)	NM	(9.3)	88.5	(97.8)	NM

Net earnings including non-controlling interests	109.0	961.3	(852.3)	(89%)	211.5	2,149.9	(1,938.4)	(90%)
Less: Net earnings attributable to non-controlling interests	(1.2)	(1.5)	0.3	(20%)	(3.1)	(5.4)	2.3	(43%)

Net earnings attributable to Mosaic	$107.8	$959.8	$(852.0)	(89%)	$208.4	$2,144.5	$(1,936.1)	(90%)

Diluted net earnings attributable to Mosaic per share	$0.24	$2.15	$(1.91)	(89%)	$0.47	$4.81	$(4.34)	(90%)
Diluted weighted average number of shares outstanding	446.5	446.1			446.4	446.3

Overview of Consolidated Results for the three months ended November 30, 2009 and 2008

Net earnings attributable to Mosaic for the three months ended November 30, 2009 were $107.8 million, or $0.24 per diluted share, compared with net earnings attributable to Mosaic of $959.8 million, or $2.15 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mosaic’s results for the second quarter of fiscal 2010 compared to the prior year period reflected a recovery in Phosphates segment volumes and significant declines in phosphate selling prices, potash sales volumes, and potash selling prices. The Phosphates segment volumes in the second quarter of fiscal 2010 returned to near-normal levels, in contrast to levels in the second quarter of fiscal 2009 that reflected a weakening of overall market conditions that began in the latter part of that quarter. Although the Phosphates segment’s prices stabilized in the first quarter of fiscal 2010, they have not returned to the historical highs of the prior year period that resulted from strong demand for crop nutrients.

Potash sales volumes and selling prices in the second quarter of fiscal 2010 continued to be affected by cautious customer purchasing behavior and the lack of normal contracting activity, including key international customer contracts with Canpotex.

Toward the end of the second quarter of fiscal 2010 and into the third fiscal quarter, North American farmers’ application rates for crop nutrients appear to have returned to levels more consistent with historical norms, resulting in improved demand, although demand for potash remains below historical levels and our Potash segment continues to operate at reduced production volumes. Based on recent reports that key contracts in China have begun to settle as well as the increased application rates discussed above, it appears that potash demand is beginning to recover but that potash selling prices in our third quarter of fiscal 2010 will be below second quarter fiscal 2010 levels. DAP selling prices in the third quarter of fiscal 2010 to date have increased from the levels experienced in the second quarter of fiscal 2010.

Other Highlights

During the three months ended November 30, 2009:

•	We recorded a $51.2 million primarily non-cash pre-tax charge in our Florida Phosphates segment related to the permanent closure of previously idled phosphate facilities and equipment in Florida.

•	We recorded a foreign currency transaction loss of $22.6 million for the three months ended November 30, 2009 compared with a gain of $32.3 million for the same period a year ago.

•	We maintained a strong financial position, with cash and cash equivalents of $2.6 billion as of November 30, 2009.

•	Our strong cash position allowed us to declare a special dividend of $578.5 million, or $1.30 per share. The special dividend was paid on December 3, 2009.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. We expect the planned expansions to increase our annual capacity for finished product by more than five million tonnes over the next ten years. Some of the expansions have been approved and are underway, while others are in the planning phases.

During the three months ended November 30, 2008:

•	We recorded a $673.4 million pre-tax gain on the sale of our interest in Saskferco Products ULC.

•

We recorded a lower of cost or market inventory write-down of $293.5 million, including $287.7 million in our Phosphates segment because the carrying cost of ending phosphate inventories, which included higher sulfur and ammonia costs, exceeded our then-current estimate of future selling prices less reasonably predictable selling costs.

Overview of Consolidated Results for the six months ended November 30, 2009 and 2008

Net earnings attributable to Mosaic for the six months ended November 30, 2009 were $208.4 million, or $0.47 per diluted share, compared with net earnings attributable to Mosaic of $2.1 billion, or $4.81 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market conditions for the six months ended November 30, 2009 reflected the factors discussed above for the three months ended November 30, 2009. Other noteworthy matters in these periods included:

During the six months ended November 30, 2009:

•	We generated $347.2 million in cash flow from operations. The positive cash flow from operations was primarily driven by net earnings.

•	We recorded a foreign currency transaction loss of $9.5 million in the first six months of fiscal 2010 compared with a gain of $119.0 million for the same period a year ago.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended November 30,		2009-2008		Six months ended November 30,		2009-2008
(in millions, except price per tonne or unit)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales:
North America	$258.4	$529.8	$(271.4)	(51%)	$553.3	$1,440.1	$(886.8)	(62%)
International	1,069.6	1,492.8	(423.2)	(28%)	1,969.2	3,910.9	(1,941.7)	(50%)

Total	1,328.0	2,022.6	(694.6)	(34%)	2,522.5	5,351.0	(2,828.5)	(53%)
Cost of goods sold	1,214.8	1,823.2	(608.4)	(33%)	2,294.9	4,019.1	(1,724.2)	(43%)

Gross margin	$113.2	$199.4	$(86.2)	(43%)	$227.6	$1,331.9	$(1,104.3)	(83%)

Gross margin as a percent of net sales	9%	10%			9%	25%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	559	366	193	53%	1,242	1,145	97	8%
International	1,646	602	1,044	173%	2,807	1,696	1,111	66%
Crop Nutrient Blends	692	406	286	70%	1,394	1,137	257	23%
Feed Phosphates	161	125	36	29%	311	311	—	0%
Other(b)	279	254	25	10%	473	535	(62)	(12%)

Total Phosphates Segment Tonnes(a)	3,337	1,753	1,584	90%	6,227	4,824	1,403	29%

Average selling price per tonne:
DAP (FOB plant)	$287	$1,086	$(799)	(74%)	$283	$1,049	$(766)	(73%)
Crop Nutrient Blends (FOB destination)	405	711	(306)	(43%)	403	794	(391)	(49%)
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$313	$810	$(497)	(61%)	$274	$669	$(395)	(59%)
Sulfur (long ton)	57	532	(475)	(89%)	50	552	(502)	(91%)

(a)	Excludes tonnes sold by PhosChem for its other member
(b)	Other volumes are primarily SSP, potash and urea sold outside of North America.

Three months ended November 30, 2009 and 2008

The Phosphates segment’s net sales decreased 34% to $1.3 billion for the three months ended November 30, 2009, as a result of the significant decline in average selling prices, offset partially by an increase in sales volumes.

Our average DAP selling price was $287 per tonne for the three months ended November 30, 2009, a decrease of $799 per tonne or 74% from the historically high levels of the prior year. Our average Blends selling price was $405 per tonne for the three months ended November 30, 2009, a decrease of $306 per tonne or 43% from the historically high levels of the prior year. The selling price declines were due to the factors described in the Overview Section.

The Phosphates segment’s sales volumes recovered to 3.3 million tonnes for the three months ended November 30, 2009 compared to a weak 1.8 million tonnes in the same period a year ago. The Phosphates segment’s volume increases were due to the factors described in the Overview Section. International sales volumes of dry concentrates increased over one million tonnes due primarily to strong demand from customers in India.

Gross margin as a percentage of net sales decreased to 9% for the three months ended November 30, 2009 compared to 10% in the same period a year ago. The decline in gross margin as a percentage of net sales was primarily due to the effects of significantly lower selling prices, partially offset by lower raw material costs for sulfur and ammonia, the favorable effect of higher phosphate production levels and favorable mark-to-market activity. Fiscal 2009 results include a lower of cost or market inventory write-down of $287.7 million primarily because the carrying cost of ending phosphate inventories, which included higher sulfur and ammonia costs, exceeded our then-current estimates of future selling prices less reasonably predictable selling costs.

During the three months ended November 30, 2009, we permanently closed the Green Bay, Florida concentrated phosphates plant and South Pierce, Florida phosphoric acid plant that were indefinitely closed in 2006. We determined that we would no longer use these facilities and certain other items, and therefore accelerated the depreciation on certain machinery and equipment that resulted in a $39.8 million non-cash charge to cost of goods sold. In addition, the closure of these facilities accelerated the timing of cash flows associated with our asset retirement obligations. As these facilities were previously idled, this additional asset retirement cost of $11.4 million was charged to other operating expense.

Net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, were $13.5 million for the three months ended November 30, 2009 compared with net losses, primarily on natural gas derivatives, of $20.6 million for the same period a year ago.

The average price for sulfur (North America) decreased to $57 per long ton for the three months ended November 30, 2009 from $532 in the same period a year ago. The average price for ammonia (central Florida) decreased to $313 per tonne in the second quarter of fiscal 2010 from $810 in the same period a year ago. The decline in these raw material costs is due to lower world demand for sulfur and lower natural gas input costs for ammonia compared with the same period of fiscal 2009. During the current fiscal year, we continue to work through higher cost contracted purchases of sulfur for which commitments were made when supply was short and prices were substantially higher.

We consolidate the financial results of PhosChem. Included in our results for the three months ended November 30, 2009 is PhosChem revenue and cost of goods sold from sales for its other member of $77 million, compared with $324 million for the second quarter in fiscal 2009.

The Phosphates segment’s North American production of crop nutrient dry concentrates increased to 2.0 million tonnes for the second quarter of fiscal 2010 compared with 1.3 million tonnes for the same period a year ago.

Six months ended November 30, 2009 and 2008

The Phosphates segment’s net sales decreased 53% to $2.5 billion for the six months ended November 30, 2009, as a result of the significant decline in selling prices, partially offset by an increase in sales volumes.

Our average DAP selling price was $283 per tonne for the six months ended November 30, 2009, a decrease of $766 per tonne or 73% compared with the same period a year ago. Our average Blends selling price was $403 per tonne for the first six months of fiscal 2010, a decrease of $391 or 49% compared with the same period a year ago. The significant decline in selling prices was due to the same factors that affected the three months ended November 30, 2009.

The Phosphates segment’s sales volumes were 6.2 million tonnes for the six months ended November 30, 2009 compared to 4.8 million tonnes in the same period a year ago. International sales volumes of dry concentrates increased 1.1 million tonnes primarily due to strong demand from customers in India.

Gross margin as a percentage of net sales decreased to 9% for the six months ended November 30, 2009 compared to 25% in the same period a year ago. The decline in gross margin as a percentage of net sales was primarily due to the effects of significantly lower selling prices and the $51.2 million charge related to the permanent closure of the Green Bay plant, the South Pierce phosphoric acid plant and other items as described above, partially offset by lower raw material costs for sulfur and ammonia and favorable mark-to-market derivative activity. Fiscal 2009 results include a lower of cost or market inventory write-down of $287.7 million as described above.

Net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, were $23.2 million for the six months ended November 30, 2009 compared with losses, primarily on natural gas derivatives, of $96.8 million for the same period a year ago.

PhosChem revenue and cost of goods sold from sales for its other member were $188 million for the six months ended November 30, 2009 compared with $613 million for the first six months of fiscal 2009.

The Phosphates segment’s North American production of crop nutrient dry concentrates increased to 3.8 million tonnes for the six months ended November 30, 2009 compared with 3.4 million tonnes for the same period a year ago.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended November 30,		2009-2008		Six months ended November 30,		2009-2008
(in millions, except price per tonne or unit)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales:
North America	$235.1	$471.7	$(236.6)	(50%)	$376.6	$851.4	$(474.8)	(56%)
International	179.2	501.5	(322.3)	(64%)	371.0	1,098.2	(727.2)	(66%)

Total	414.3	973.2	(558.9)	(57%)	747.6	1,949.6	(1,202.0)	(62%)
Cost of goods sold	234.4	398.3	(163.9)	(41%)	443.1	871.5	(428.4)	(49%)

Gross margin	$179.9	$574.9	$(395.0)	(69%)	$304.5	$1,078.1	$(773.6)	(72%)

Gross margin as a percent of net sales	43%	59%			41%	55%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	299	524	(225)	(43%)	408	1,070	(662)	(62%)
International	524	921	(397)	(43%)	1,032	2,011	(979)	(49%)

Total	823	1,445	(622)	(43%)	1,440	3,081	(1,641)	(53%)
Non-agricultural	207	277	(70)	(25%)	385	538	(153)	(28%)

Total	1,030	1,722	(692)	(40%)	1,825	3,619	(1,794)	(50%)

Average selling price per tonne:
MOP (FOB plant)	$370	$529	$(159)	(30%)	$363	$508	$(145)	(29%)

(a)	Excludes tonnes related to a third-party tolling arrangement

Three months ended November 30, 2009 and 2008

The Potash segment’s net sales were $414.3 million for the three months ended November 30, 2009 compared with $973.2 million in the same period a year ago. The 57% decrease in net sales in the second quarter of fiscal 2010 resulted primarily from a 40% decline in sales volumes as well as a 30% decline in the average selling price for MOP. The decline in sales volumes and selling prices were due to continued slow global demand as a result of the factors previously noted in the Overview Section.

Gross margin as a percentage of net sales declined to 43% for the three months ended November 30, 2009 compared to 59% in the same period a year ago. Gross margin as a percentage of net sales decreased primarily due to the decrease in the average muriate of potash (“MOP”) selling price and the adverse effects of significantly lower potash production levels. Fixed cost absorption unfavorably impacted our results by $65 million for the three months ended November 30, 2009. These factors were partially offset by lower Canadian resource taxes and royalties and favorable mark-to-market derivative activity in the quarter. Our fixed cost absorption will continue to be impacted until demand returns and we resume production to more normal levels.

We incurred $15.0 million in Canadian resource taxes and royalties for the three months ended November 30, 2009 compared with $142.0 million in the same period a year ago. The $127.0 million decline in these taxes and royalties was due to lower profitability and the resource tax deduction related to significant capital expansion expenditures.

We incurred $35.1 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the second quarter of fiscal 2010 compared with $21.6 million in the same period a year ago. The increase was because of an elevated level of inflows compared to the prior year period. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985. We are reimbursed a portion of our costs for managing the inflows under a tolling agreement. Expenditures for managing and mitigating the brine inflow at the Esterhazy mine in the third quarter and fourth quarter of fiscal 2010 are expected to remain at or slightly above the level incurred in the second quarter of fiscal 2010.

Net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, were $17.4 million for the three months ended November 30, 2009 compared with losses, primarily on natural gas derivatives, of $0.9 million for the same period a year ago.

We reduced potash production to 1.1 million tonnes for the three months ended November 30, 2009 in response to the lower sales volumes compared with 2.0 million tonnes for the same period a year ago. Due to slow demand and in order to more effectively manage inventories, we continue to operate at lower production rates and will continue to do so until demand improves.

Six months ended November 30, 2009 and 2008

The Potash segment’s net sales were $747.6 million for the six months ended November 30, 2009 compared with $1.9 billion in the same period of fiscal 2009. The 62% decrease in net sales in the first six months of fiscal 2010 resulted primarily from a 50% decline in sales volumes as well as a 29% decline in the average selling price for MOP. The decline in sales volumes and selling prices were due to continued slow demand around the world as noted in the Overview Section.

Gross margin as a percentage of net sales declined to 41% for the six months ended November 30, 2009 compared to 55% in the same period a year ago. Gross margin as a percentage of net sales decreased primarily due to the decrease in the average MOP selling price and the adverse effects of significantly lower potash production rates. Fixed cost absorption unfavorably impacted our results by $165 million for the six months ended November 30, 2009. These factors were partially offset by lower Canadian resource taxes and royalties and favorable mark-to-market derivative activity. We incurred $32.2 million in Canadian resource taxes and royalties for the six months ended November 30, 2009 compared with $311.3 million in the same period a year ago. The decline in these taxes was due to factors previously noted.

Net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, were $15.8 million for the six months ended November 30, 2009 compared with losses, primarily on natural gas derivatives, of $42.7 million for the same period a year ago.

We incurred $63.1 million in costs related to managing and mitigating the brine inflows at our Esterhazy mine during the six months ended November 30, 2009 compared with $39.7 million in the same period a year ago.

We reduced potash production to 1.9 million tonnes for the six months ended November 30, 2009 in response to the lower sales volumes compared to 3.9 million tonnes during the same period a year ago.

Other Income Statement Items

	Three months ended November 30,		2009-2008		Percent of Net Sales
(in millions)	2009	2008	Change	Percent	2009	2008
Selling, general and administrative expenses	$82.9	$76.8	$6.1	8%	5%	3%
Other operating expenses	24.0	14.9	9.1	61%	1%	0%
Interest expense	16.0	23.7	(7.7)	(32%)	1%	1%
Interest income	4.1	15.4	(11.3)	(73%)	0%	1%

Interest expense, net	11.9	8.3	3.6	43%	1%	0%
Foreign currency transaction loss (gain)	22.6	(32.3)	54.9	(170%)	1%	(1%)
Gain on sale of equity investment	—	(673.4)	673.4	NM	0%	(22%)
Other (income)	(5.6)	(4.4)	1.2	(27%)	0%	0%
Provision for income taxes	50.4	451.2	400.8	89%	3%	15%
Equity in net earnings (loss) of nonconsolidated companies	(11.8)	28.7	(40.5)	(141%)	(1%)	1%

	Six months ended November 30,		2009-2008		Percent of Net Sales
(in millions)	2009	2008	Change	Percent	2009	2008
Selling, general and administrative expenses	$164.3	$166.8	$(2.5)	(1%)	5%	2%
Other operating expenses	30.6	24.6	6.0	24%	1%	(0%)
Interest expense	34.8	48.8	(14.0)	(29%)	1%	1%
Interest income	8.0	29.9	(21.9)	(73%)	0%	0%

Interest expense, net	26.8	18.9	7.9	42%	1%	0%
Foreign currency transaction loss (gain)	9.5	(119.0)	128.5	(108%)	0%	2%
Gain on sale of equity investment	—	(673.4)	673.4	NM	0%	(22%)
Other (income)	(6.0)	(5.9)	(0.1)	2%	(0%)	0%
Provision for income taxes	83.2	948.9	865.7	91%	3%	13%
Equity in net earnings (loss) of nonconsolidated companies	(9.3)	88.5	(97.8)	(111%)	(0%)	1%

Foreign Currency Transaction Loss (Gain)

For the three and six months ended November 30, 2009, we recorded foreign currency transaction losses of $22.6 million and $9.5 million, respectively, compared with gains of $32.3 million and $119.0 million, respectively, for the same periods in the prior year. For the three and six months ended November 30, 2009, the losses were mainly the result of the effect of a weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

For the three and six months ended November 30, 2008, the gains were mainly the result of a strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the strengthening of the U. S. dollar relative to the Brazilian Real on significant U.S. denominated payables.

Gain on Sale of Equity Investment

For the three and six months ended November 30, 2008, we recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco.

Provision for Income Taxes

Three months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2009	29.4%	$50.4
2008	32.6%	451.2

Six months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2009	27.4%	$83.2
2008	31.5%	948.9

Income tax expense was $50.4 million and $83.2 million and the effective tax rate was 29.4% and 27.4% for the three and six months ended November 30, 2009, respectively. For the three and six months ended November 30, 2008, we had income tax expense of $451.2 million and $948.9 million and effective tax rates of 32.6% and 31.5%, respectively, which reflected expenses of $235.0 million and $238.6 million, respectively, which were specific to the periods. The effective tax rate is impacted primarily by the benefit associated with depletion, which does not vary proportionately to pre-tax income. Depletion had a greater impact on the rate for the three and six months ended November 30, 2009 relative to the three and six months ended November 30, 2008. For the three and six months ended November 30, 2008, the expenses specific to the quarter were driven primarily by a $214.5 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the pre-tax gain of $673.4 million from the sale of our investment in Saskferco, as well as a $17 million valuation allowance recorded against deferred tax assets in Brazil.

Equity(Loss) in Net Earnings of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies were losses of $11.8 million and $9.3 million for the three and six months ended November 30, 2009, compared with income of $28.7 million and $88.5 million for the same periods in fiscal 2009. The decrease in equity earnings in fiscal 2010 is primarily due to the sale of Saskferco Products ULC and losses from our investment in Fertifos S.A. and its subsidiary Fosfertil. The three and six months ended November 30, 2009 did not include equity earnings of Saskferco due to the sale of our investment on October 1, 2008. The losses from Fertifos S.A. were a result of a decrease in phosphate selling prices, higher costs of raw materials to produce phosphates, and an unfavorable foreign exchange impact.

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

Liquidity and Capital Resources

The following table represents a comparison of the cash provided by operating activities, cash used in investing activities, and cash used in financing activities for the six months ended November 30, 2009 and November 30, 2008:

	Six months ended November 30,		2009-2008
(in millions)	2009	2008	$ Change	% Change
Cash Flow
Cash provided by operating activities	$347.2	$948.0	$(600.8)	(63%)
Cash (used in) provided by investing activities	(390.7)	303.6	(694.3)	(229%)
Cash used in financing activities	(33.2)	(159.6)	126.4	(79%)

At November 30, 2009, we had $2.6 billion in cash and cash equivalents. On December 3, 2009, we paid a special cash dividend of $578.5 million. See Note 18 to the Consolidated Financial Statements. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2010. In addition, our Mosaic Credit Facility is available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Cash flow generated from operating activities has provided us with a significant source of liquidity. During the first six months of fiscal 2010, net cash provided by operating activities was $347.2 million, a decrease of $600.8 million compared to the same period in fiscal 2009. During the six months ended November 30, 2009, operating cash flows were primarily generated from net earnings. The changes in working capital for the six months ended November 30, 2009 included reductions in accrued liabilities and accrued income taxes partially offset by a reduction in inventories and an increase in accounts payable. The decrease in accrued income taxes related to significant Canadian income tax payments and lower taxable profits. The reduction in inventories is primarily a result of significantly lower raw material costs in fiscal 2010 compared to the latter part of fiscal 2009. The increase in accounts payable relates to an increase in inventory purchases.

Investing Activities

Net cash used in investing activities was $390.7 million for the six months ended November 30, 2009, compared to cash provided by investing activities of $303.6 million in the same period in fiscal 2009. The increase in cash used in investing activities was mainly the result of higher capital expenditures in our Potash segment primarily related to production expansion projects. The prior year included $745.7 million in proceeds from the sale of our investment in Saskferco.

Financing Activities

Net cash used in financing activities for the six months ended November 30, 2009, was $33.2 million, compared to $159.6 million for the same period in fiscal 2009. The primary reason for the decrease in cash used in financing activities was the reduction of debt repayments in fiscal 2010 compared to fiscal 2009.

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

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 13 of the Consolidated Financial Statements.

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

•	changes in farmers’ application rates for crop nutrients;

•	changes in the operation of world phosphate or potash markets, including continuing consolidation in the crop nutrient industry, particularly if we do not participate in the consolidation;

•	pressure on prices realized by us for our products;

•	the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate;

•	the level of inventories in the distribution channels for our products that can favorably or unfavorably affect our sales volumes and selling prices;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international distribution and operations;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals including permitting activities;

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Item 1A of Part II of our quarterly report on Form 10Q for the fiscal quarter ended August 31, 2009.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 14 of the Notes to Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

At November 30, 2009 and May 31, 2009, the fair values of our Canadian and Brazilian foreign currency exchange contracts were ($1.3) million and ($16.4) million, respectively. The increase in the fair value during the first six months of fiscal 2010 is primarily due to the maturing of out of the money Brazilian Real contracts. The table below provides information about our significant foreign exchange derivatives.

	As of November 30, 2009		As of May 31, 2009
(in millions)	Expected Maturity Date FY 2010	Fair Value	Expected Maturity Date FY 2010	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$108.1	$0.8	$130.0	$11.5
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0642		1.1927
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$478.5	$(2.8)	$330.8	$(26.0)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7677		2.1594
Notional (million US$)—short	$14.5	$—	$—	$—
Weighted Average Rate—Brazilian real to U.S. dollar	1.7680		—
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$266.5	$1.4	$295.0	$(4.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7533		2.1078
Notional (million US$)—short	$141.0	$(0.7)	$159.0	$2.6
Weighted Average Rate—Brazilian real to U.S. dollar	1.7396		2.0387

Total Fair Value		$(1.3)		$(16.4)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 14 of our Notes to Consolidated Financial Statements in this report.

Commodities

At November 30, 2009 and May 31, 2009, the fair value of our natural gas commodities contracts were ($41.3) million and ($91.2) million, respectively. The $49.9 million increase in fair value during the first six months of fiscal 2010 is due primarily to a large number of contracts that matured as well as an increase in the price of natural gas.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of November 30, 2009			As of May 31, 2009
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
(in millions)	FY 2010	FY 2011		FY 2010	FY 2011
Natural Gas Swaps
Notional (million MMBtu)—long	—	—	$—	4.4		$(9.1)
Weighted Average Rate (US$/MMBtu)	$—	$—		$5.98
Notional (million MMBtu)—short	0.7		$0.2	4.2		$5.1
Weighted Average Rate (US$/MMBtu)	$4.54			$4.47
Natural Gas 3-Way Collars
Notional (million MMBtu)	9.9	4.0	$(41.5)	24.0	4.0	$(87.2)
Weighted Average Call Purchased Rate (US$/MMBtu)	$9.44	$7.34		$8.74	$7.19
Weighted Average Call Sold Rate (US$/MMBtu)	$12.61	$9.80		$11.43	$9.60
Weighted Average Put Sold Rate (US$/MMBtu)	$8.15	$6.48		$7.65	$6.34

Total Fair Value			$(41.3)			$(91.2)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 14 of the Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended November 30, 2009.

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

In June 2006, Mosaic Fertilizantes do Brazil S.A. (“Mosaic Fertilizantes”) filed a lawsuit against Fosfertil, Fertifos Administracão e Participacão S.A. (“Fertifos”, the parent holding company of Fosfertil) and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Civil Court of the Central District in Sao Paulo, Brazil (the “Civil Court”), challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. Following various proceedings and decisions in the Brazilian courts, in August 2009, the Superior Court of Justice (the “Superior Court”) upheld an April 2007 decision against us by the Civil Court in this lawsuit. We requested clarification from the Superior Court about certain aspects of its August 2009 decision; however, in December 2009, we were informed that our request was denied. We will consider possible further appeals to the Supreme Court and the Superior Court after we have had an opportunity to review the Superior Court’s formal written opinion.

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

We intend to vigorously defend our rights in connection with the proposed reorganization should it be pursued by the Bunge Group under the terms as originally proposed by them. If such a reorganization is consummated on the proposed terms, we would own a smaller percentage of the combined enterprise based on the relative valuations ascribed to each entity in such reorganization.

•

Clean Air Act New Source Review. In January 2006 and March 2007, Environmental Protection Agency (“EPA”) Region 6 submitted administrative subpoenas to us under Section 114 of the Clean Air Act (“114 Requests”) regarding compliance of our Uncle Sam “A” Train and “D” Train Sulfuric Acid Plants with the “New Source Review” requirements of the Clean Air Act. The 114 Requests appear to be part of a broader EPA national enforcement initiative focused on investigating sulfuric acid plants through 114 Requests generally, followed by proceedings that seek reduction in sulfur dioxide emissions from these plants. Following negotiations with EPA representatives, we entered into a consent decree to resolve this matter, and the U.S. District Court for the Eastern District of Louisiana approved the consent decree on December 23, 2009. The consent decree requires capital improvements, currently estimated in the amount of approximately $30 million, to the sulfuric acid plants to reduce sulfur dioxide emissions and a $2.4 million penalty. We previously established accruals to address the penalty as well as defense costs and expenses.

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

Important risk factors that apply to us are outlined in Item 1A in our annual report on Form 10-K for the fiscal year ended May 31, 2009 and in Item 1A of Part II of our quarterly report on Form 10Q for the fiscal quarter ended August 31, 2009.

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

The 2009 Annual Meeting of Stockholders of the Company was held on October 8, 2009. The meeting was held to consider and vote upon: (i) the election of four directors (Phyllis E. Cochran, Robert L. Lumpkins, Harold H. MacKay and William T. Monahan), each for a term of three years expiring in 2012 or until their respective successors have been duly elected and qualified; (ii) approval of amended performance goals under The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Stock and Incentive Plan”); and (iii) the ratification of the appointment of KPMG LLP as the independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending May 31, 2010.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Broker Non-Votes
Phyllis E. Cochran	409,016,911	2,651,310	—
Robert L. Lumpkins	360,969,709	50,698,512	—
Harold H. MacKay	409,183,469	2,484,752	—
William T. Monahan	408,911,084	2,757,137	—

The votes cast with respect to approval of amended performance goals under the Omnibus Stock and Incentive Plan are summarized as follows:

For	Against	Abstained	Broker Non-Votes
377,045,144	7,175,165	334,584	27,113,327

The votes cast with respect to ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending May 31, 2010 are summarized as follows:

For	Against	Abstained	Broker Non-Votes
408,846,645	1,343,741	178,889	—

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

January 5, 2010

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.ii.a.	Form of Supply Agreement dated September 30, 2009, for the sale of feed grade phosphates and potash in North America by Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients to Cargill Animal Nutrition, Inc.		X

10.ii.b.	Form of Barter Arrangement dated September 29, 2009, between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.c.	Form of North America HR Shared Services Work Order dated October 1, 2009 under Master Services Agreement dated December 29, 2006 between Cargill, Incorporated and The Mosaic Company		X

10.ii.d.	Form of Supply Agreement dated September 28, 2009 for the sale of fertilizer products by Mosaic de Argentina S.A. to Cargill S.A.C.I.		X

10.iii.a.	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended through October 8, 2009)	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

E-1