Form 10-Q
period 2010-02-28
MOSAIC CO
filed 2010-04-01
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 445,394,189 common shares as of March 26, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2010	2009	2010	2009
Net sales	$1,731.9	$1,375.5	$4,898.8	$8,704.5
Cost of goods sold	1,255.4	1,206.9	3,893.1	5,820.1
Lower of cost or market write-down	—	28.3	—	321.8

Gross margin	476.5	140.3	1,005.7	2,562.6
Selling, general and administrative expenses	82.3	71.3	246.6	238.1
Other operating expenses	5.3	25.3	35.9	49.9

Operating earnings	388.9	43.7	723.2	2,274.6
Interest expense, net	10.0	8.2	36.8	27.1
Foreign currency transaction loss (gain)	22.3	(47.1)	31.8	(166.1)
Gain on sale of equity investment	—	—	—	(673.4)
Other (income)	(0.7)	(0.2)	(6.7)	(6.1)

Earnings from consolidated companies before income taxes	357.3	82.8	661.3	3,093.1
Provision for income taxes	125.3	30.7	208.5	979.6

Earnings from consolidated companies	232.0	52.1	452.8	2,113.5
Equity in net earnings (loss) of nonconsolidated companies	(8.5)	6.0	(17.8)	94.5

Net earnings including non-controlling interests	223.5	58.1	435.0	2,208.0
Less: Net earnings (loss) attributable to non-controlling interests	(0.9)	0.7	(4.0)	(4.7)

Net earnings attributable to Mosaic	$222.6	$58.8	$431.0	$2,203.3

Basic net earnings per share attributable to Mosaic	$0.50	$0.13	$0.97	$4.96

Diluted net earnings per share attributable to Mosaic	$0.50	$0.13	$0.97	$4.94

Basic weighted average number of shares outstanding	445.2	444.4	444.9	444.2
Diluted weighted average number of shares outstanding	446.8	445.8	446.5	446.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	February 28, 2010	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,291.8	$2,703.2
Receivables, net	582.6	582.5
Receivables due from Cargill, Incorporated and affiliates	12.4	15.1
Inventories	939.6	1,125.9
Deferred income taxes	186.2	205.4
Assets and investments held for sale	400.5	—
Other current assets	378.2	675.7

Total current assets	4,791.3	5,307.8
Property, plant and equipment, net	5,253.2	4,899.3
Investments in nonconsolidated companies	54.1	357.8
Goodwill	1,765.3	1,734.1
Deferred income taxes	246.3	262.3
Other assets	168.0	114.9

Total assets	$12,278.2	$12,676.2

Liabilities and Equity
Current liabilities:
Short-term debt	$96.3	$92.7
Current maturities of long-term debt	16.5	43.3
Accounts payable	471.4	371.7
Trade accounts payable due to Cargill, Incorporated and affiliates	3.7	11.9
Cargill prepayments and accrued liabilities	17.3	5.9
Accrued liabilities	567.5	703.9
Accrued income taxes	—	327.6
Deferred income taxes	53.9	64.8

Total current liabilities	1,226.6	1,621.8
Long-term debt, less current maturities	1,246.0	1,256.5
Deferred income taxes	476.4	456.6
Other noncurrent liabilities	837.0	826.1
The Mosaic Company Stockholders’ equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of February 28, 2010 and May 31, 2009	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized:
Class B common stock, none issued and outstanding as of February 28, 2010 and May 31, 2009	—	—
Common stock, 445,339,025 and 444,513,300 shares issued and outstanding as of February 28, 2010 and May 31, 2009, respectively	4.5	4.4
Capital in excess of par value	2,518.3	2,483.8
Retained earnings	5,531.5	5,746.2
Accumulated other comprehensive income	411.0	258.6

Total Mosaic stockholders’ equity	8,465.3	8,493.0
Non-controlling interests	26.9	22.2

Total equity	8,492.2	8,515.2

Total liabilities and equity	$12,278.2	$12,676.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended February 28,
	2010	2009
Cash Flows from Operating Activities
Net earnings including non-controlling interests	$435.0	$2,208.0
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	332.6	267.5
Lower of cost or market write-down	—	321.8
Deferred income taxes	36.0	117.9
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	17.8	(62.8)
Accretion expense for asset retirement obligations	23.2	27.0
Stock-based compensation expense	20.5	17.5
Unrealized (gain) loss on derivatives	(87.2)	144.8
Gain on sale of equity investment	—	(673.4)
Proceeds from Saskferco note receivable	—	51.1
Excess tax benefits related to stock option exercises	(3.2)	(4.8)
Other	2.5	(1.8)
Changes in assets and liabilities:
Receivables, net	(17.3)	326.0
Inventories, net	172.0	(415.9)
Other current and noncurrent assets	186.6	(305.5)
Accounts payable	85.5	(646.9)
Accrued liabilities and income taxes	(368.1)	(289.2)
Other noncurrent liabilities	(12.0)	(144.5)

Net cash provided by operating activities	823.9	936.8
Cash Flows from Investing Activities
Capital expenditures	(635.6)	(606.8)
Proceeds from sale of equity investment	—	745.7
Proceeds from sale of business	12.9	—
Restricted cash	22.8	(28.6)
Other	4.5	0.4

Net cash (used in) provided by investing activities	(595.4)	110.7
Cash Flows from Financing Activities
Payments of short-term debt	(255.1)	(310.0)
Proceeds from issuance of short-term debt	259.2	267.1
Payments of long-term debt	(38.6)	(104.9)
Proceeds from issuance of long-term debt	0.6	0.1
Payment of tender premium on debt	(5.7)	—
Proceeds from stock options exercised	10.8	4.3
Dividend paid to minority shareholder	(0.9)	(2.1)
Excess tax benefits related to stock option exercises	3.2	4.8
Cash dividends paid	(645.7)	(66.6)

Net cash used in financing activities	(672.2)	(207.3)
Effect of exchange rate changes on cash	32.3	(271.9)

Net change in cash and cash equivalents	(411.4)	568.3
Cash and cash equivalents—beginning of period	2,703.2	1,960.7

Cash and cash equivalents—end of period	$2,291.8	$2,529.0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $27.6 million in 2010 and $9.9 million in 2009, respectively)	$66.6	$91.5
Income taxes (net of refunds)	492.6	915.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions except share and per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2008	443.9	$4.4	$2,450.8	$3,485.4	$790.6	$23.4	$6,754.6
Adoption of new defined benefit pension and postretirement measurement guidance, net of tax of $0.2	—	—	—	(0.5)	—	—	(0.5)

Beginning balance, as adjusted	443.9	4.4	2,450.8	3,484.9	790.6	23.4	6,754.1
Net earnings	—	—	—	2,350.2	—	6.3	2,356.5
Foreign currency translation adjustment, net of tax of $13.3	—	—	—	—	(480.0)	(3.8)	(483.8)
Net actuarial loss, net of tax of $31.2	—	—	—	—	(52.0)	—	(52.0)

Comprehensive income for 2009						2.5	1,820.7
Stock option exercises	0.6	—	4.6	—	—	—	4.6
Amortization of stock based compensation	—	—	22.5	—	—	—	22.5
Distributions to Cargill, Inc.			(0.6)			—	(0.6)
Dividends ($0.20 per share)	—	—	—	(88.9)	—	—	(88.9)
Dividends for non-controlling interests						(3.7)	(3.7)
Tax benefits related to stock option exercises	—	—	6.5	—	—	—	6.5

Balance as of May 31, 2009	444.5	4.4	2,483.8	5,746.2	258.6	22.2	8,515.2
Net earnings including non-controlling interest	—	—	—	431.0	—	4.0	435.0
Foreign currency translation adjustment, net of tax of $3.2	—	—	—	—	153.7	1.6	155.3
Net actuarial loss	—	—	—	—	(1.3)	—	(1.3)

Comprehensive income						5.6	589.0
Stock option exercises	0.8	0.1	10.7	—	—	—	10.8
Amortization of stock based compensation	—	—	20.6	—	—	—	20.6
Dividends ($1.45 per share)	—	—	—	(645.7)	—	—	(645.7)
Dividends for non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Tax benefits related to stock option exercises	—	—	3.2	—	—	—	3.2

Balance as of February 28, 2010	445.3	$4.5	$2,518.3	$5,531.5	$411.0	$26.9	$8,492.2

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

Our Phosphates business segment has historically owned and operated mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results have also historically included our North American distribution activities and the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 86% for the nine months ended February 28, 2010.

In the Realignment, we eliminated reporting our Offshore business as a separate segment and now include the former Offshore business as part of our Phosphates segment. Our former Offshore business was principally an international distributor of crop nutrients. Our Phosphates business segment now includes our North American concentrated phosphate crop nutrient and animal feed ingredients operations, North American distribution activities, the results of PhosChem, and international distribution activities. The international distribution activities include sales offices, port terminals and warehouses in several key international countries. In addition, the international distribution activities include blending, bagging and three single superphosphate production facilities. The blending and bagging facilities primarily produce blended crop nutrients (“Blends”) from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix differs based on seasonal and other factors. Our international distribution operations have historically served as an outlet for our North American Phosphates production, both for resale and as an input for Blends, and we expect to expand this role in the future. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, and is expected to continue to do so in the future. The Realignment is intended to further align our strong global distribution resources with our North American production assets.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment transactions are eliminated within Corporate, Eliminations and Other. See Note 17 to the Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of February 28, 2010, and our results of operations for the three and nine months ended February 28, 2010 and 2009 and cash flows for the nine months ended February 28, 2010 and 2009. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Condensed Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year. Throughout the Notes to the Condensed Consolidated Financial Statements, amounts in tables are in millions of dollars except per share data and as otherwise designated.

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives and net realizable values of long-lived assets, derivative financial instruments, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, inventory valuation and accruals for pending legal matters. Actual results could differ from these estimates.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer and/or when the risks and rewards of ownership are otherwise transferred to the customer and when the price is fixed or determinable. Revenue on North American export sales is recognized upon the transfer of title to the customer and when the other revenue recognition criteria have been met, which generally occurs when product enters international waters. Revenue from sales originating outside North America is recognized upon transfer of title to the customer based on contractual terms of each arrangement and when the other revenue recognition criteria have been met.

Sales to wholesalers, retailers and farmers (but not to importers) in India are subject to a selling price cap and are eligible for an Indian government subsidy which reimburses importers for the difference between the market price of diammonium phosphate fertilizer (“DAP”) and the capped price. We record the government

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidy along with the underlying eligible sale when the price of DAP is fixed or determinable. In fiscal 2010, we record the sale at the time the underlying eligible sale is made because payment is expected in cash and the price is considered fixed and determinable at that time. However, beginning in the second quarter of fiscal 2009 and continuing through the third quarter of fiscal 2009, because the payment of the government subsidy could be made in bonds and due to the turmoil in the global credit markets, we determined that the price of sales subject to the Indian government subsidy was not fixed and determinable until payment in bonds or cash had been received from the Indian government. For the nine months ended February 28, 2010 and 2009, sales subject to the subsidy represented 18.7% and 15.2% of our net sales in India and 3.1% and 3.5% of our consolidated net sales.

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on Mosaic’s consolidated results of operations or financial condition. However, references in the Notes to the Condensed Consolidated Financial Statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.

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

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (“NCI”s) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires, among other items, that NCIs (previously referred to as minority interest) be included in the Condensed Consolidated Balance Sheets within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and the NCI’s shares, with disclosure on the face of the Condensed Consolidated Statements of Earnings of the amounts attributable to the parent and to the NCIs; changes in a parent’s ownership be treated as an equity transaction; and if a subsidiary is deconsolidated, any retained NCI in the former subsidiary be measured at fair value with gain or loss recognized in net earnings. These provisions are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. This standard became effective for

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

us on June 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, this adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In February 2008, the FASB issued amendments that deferred implementation of the fair value disclosure requirements for certain nonfinancial assets and nonfinancial liabilities, including but not limited to our asset retirement obligations. We adopted this standard on June 1, 2009. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

In November 2008, the FASB issued a standard related to certain equity method investment accounting considerations. The standard indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. This standard became effective for us on June 1, 2009 and will be applied prospectively to transactions occurring on or after June 1, 2009. This adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. We adopted this standard on June 1, 2009. Other than the additional disclosure requirements, this adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires interim disclosures regarding the fair value of financial instruments that were previously required only annually and certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. We adopted this standard as of June 1, 2009. Other than the additional disclosure requirements, this adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date and through the date financial statements are issued or are available to be issued. This standard is not expected to significantly change practice because its guidance is similar to that in U.S. auditing literature, on which management relied previously for assessing and disclosing subsequent events. We adopted this standard as of June 1, 2009.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for Mosaic in the third quarter of fiscal 2010. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value. This ASU applies to all entities that carry liabilities at fair value, such as if they elected to use the fair-value option for their own debt securities or if they record an asset retirement obligation. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use (1) the quoted price of an identical liability when traded as an asset, (2) the quoted price for similar liabilities or similar liabilities traded as assets, or (3) another valuation technique that is consistent with principles of fair value measurement, such as the income or market approach. The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This standard is applicable to our asset retirement obligations. We adopted this standard as of September 1, 2009. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” that clarifies which transactions are subject to the guidance on decrease in ownership and expands the disclosure requirements for the deconsolidation of a subsidiary or the derecognition of a group of assets. This ASU clarifies that the scope of the decrease in ownership guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This ASU expands the disclosure requirements to include disclosure of the fair value techniques used, the nature of any continuing involvement and whether the transaction was with a related party. This standard became effective for Mosaic in the third quarter of fiscal 2010 and is retrospectively effective for transactions that occurred after June 1, 2009. Mosaic has not entered into any transactions that result in a decrease in ownership within the scope of this standard. Therefore, the adoption of this standard did not have an impact on our Condensed Consolidated Financial Statements.

Pronouncements Issued But Not Yet Adopted

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about pension and other postretirement benefit plan assets. This standard requires additional disclosures about pension and other postretirement plan assets including a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk. The disclosures required by this standard are effective for us for our fiscal year ending May 31, 2010. We are currently evaluating the impact of adoption of these additional disclosures on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued an accounting standard (codified in December 2009 as ASU 2009-17) that revises the guidance for consolidating variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess consolidation of a variable-interest entity. The revised guidance will significantly affect the overall consolidation analysis under existing accounting literature. Accordingly, we will need to carefully reconsider our previous consolidation conclusions, including whether we are a variable-interest entity’s primary beneficiary, and what type of financial statement disclosures are required. In February 2010, the FASB clarified that related parties should be considered when evaluating service contracts for determining whether a decision maker or a service provider fee represents a variable interest. This standard is effective for us for interim periods and annual fiscal years beginning in the first quarter of fiscal year 2011. We are currently evaluating the requirements of the standard.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value as a practical expedient. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The valuation and disclosure requirements of this ASU are applicable for our defined benefit plan investments and will be effective for our fiscal year ending May 31, 2010. We are currently evaluating the requirements of the standard, but would not expect it to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. These amendments require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This standard will be effective for us beginning in the first quarter of fiscal year 2012. Early adoption is permitted. We are currently evaluating the requirements of the standard, but would not expect it to have a material impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. An accounting policy must be determined and disclosed as to when transfers between levels are recognized; (1) actual date, (2) beginning of period or (3) end of period. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU amends ASC 820 to require fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. The ASU also changes the guidance for employers’ disclosure about pension and other postretirement benefit plan assets to require that they be made for classes of assets instead of major categories. This standard will be effective for our fiscal year ending May 31, 2010, except for the requirement to provide the Level activity of purchases, sales, issuances and settlement on a gross basis, which will be effective for us beginning in the first quarter of fiscal year 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our Condensed Consolidated Financial Statements.

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

	Three months ended February 28,		Nine months ended February 28,
(in millions)	2010	2009	2010	2009
Net earnings attributable to Mosaic	$222.6	$58.8	$431.0	$2,203.3

Basic weighted average common shares outstanding	445.2	444.4	444.9	444.2
Common stock issuable upon vesting of restricted stock awards	0.3	0.4	0.3	0.5
Common stock equivalents	1.3	1.0	1.3	1.5

Diluted weighted average common shares outstanding	446.8	445.8	446.5	446.2

Net earnings per share attributable to Mosaic—basic	$0.50	$0.13	$0.97	$4.96
Net earnings per share attributable to Mosaic—diluted	$0.50	$0.13	$0.97	$4.94

A total of 0.4 million shares of common stock subject to issuance upon exercise of stock options and restricted stock awards for both the three and nine months ended February 28, 2010, respectively, and 0.9 million and 0.1 million shares for the three and nine months ended February 28, 2009, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

5. Income Taxes

During the three and nine months ended February 28, 2010, unrecognized tax benefits increased $5.1 million and $13.5 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $39.0 million and $39.5 million as of February 28, 2010, and May 31, 2009, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. For the three months ended February 28, 2010, and 2009, we recognized interest and penalties expense of $1.9 million and $6.6 million, respectively, as part of the provision for income taxes in the Condensed Consolidated Statements of Earnings.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2007 and 2008, and the Canadian Revenue Agency for the fiscal years 2001 to 2002 and 2004 to 2008. Based on the information available as of February 28, 2010, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consist of the following:

(in millions)	February 28, 2010	May 31, 2009
Raw materials	$17.3	$31.2
Work in process	274.3	339.0
Finished goods	556.8	655.2
Operating materials and supplies	91.1	100.5

	$939.6	$1,125.9

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in millions)	February 28, 2010	May 31, 2009
Land	$164.6	$172.6
Mineral properties and rights	2,691.6	2,528.7
Buildings and leasehold improvements	713.8	747.0
Machinery and equipment	3,388.5	3,134.5
Construction in-progress	750.9	520.0

	7,709.4	7,102.8
Less: accumulated depreciation and depletion	2,456.2	2,203.5

	$5,253.2	$4,899.3

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 28, 2010 are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2009	$537.2	$1,196.9	$1,734.1
Foreign currency translation	—	31.2	31.2

Balance as of February 28, 2010	$537.2	$1,228.1	$1,765.3

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

Material guarantees and indemnities that require recognition or measurement under U.S. GAAP are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no specific concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and in certain cases these guarantees may be renewed on a rolling twelve-month basis. As of February 28, 2010, we have estimated the maximum potential future payment under the guarantees to be $63.5 million. The fair value of these guarantees is immaterial to our Condensed Consolidated Financial Statements as of February 28, 2010 and May 31, 2009.

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

The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA (as defined) as well as a minimum Consolidated Net Worth (as defined) of at least $6.2 billion plus 25% of Consolidated Net Income (as defined) for each fiscal quarter beginning with the fiscal quarter ending August 31, 2009. These covenants effectively limit the amount of dividends and other distributions on Mosaic’s common stock. At February 28, 2010, the amount that would have been available under these covenants for dividends and other distributions was approximately $2.2 billion.

The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These events of default include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain asset sales outside the ordinary course of business and other matters customary for credit facilities of this nature.

Short-Term Debt

(in millions)	Maturity	February 28, 2010 Stated Interest Rates	February 28, 2010	May 31, 2009
PhosChem—revolving facility (a)	11/29/09	LIBOR + 0.7%	$—	$26.6
Lines of credit—Offshore and other short-term borrowings	Various	1.34% to 6.43%	96.3	66.1

Total short-term debt			$96.3	$92.7

(a)	PhosChem’s revolving line of credit expired in November 2009 and was not replaced as it was no longer considered necessary. PhosChem paid the remaining debt on February 18, 2010 and the facility is now terminated.

We had no outstanding borrowings under the Mosaic Credit Facility as of February 28, 2010 or under the Prior Credit Facility as of May 31, 2009. We had outstanding letters of credit that utilized a portion of the amount available for revolving loans or swingline loans under the Mosaic Credit Facility or the Prior Credit Facility of $20.7 million and $21.9 million as of February 28, 2010 and May 31, 2009, respectively. The net available borrowings for revolving loans or swingline loans under the Mosaic Credit Facility or the Prior Credit Facility as of February 28, 2010 and May 31, 2009 were approximately $479.3 million and $428.1 million, respectively. Unused commitment fees under the Mosaic Credit Facility and the Prior Credit Facility accrue at an annual rate of 0.50% and 0.375%, respectively. Unused commitment fees of $0.6 million and $0.4 million were expensed during each of the three months ended February 28, 2010 and 2009, respectively.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt, including Current Maturities

(in millions)	Maturity	February 28, 2010 Stated Interest Rates	February 28, 2010	May 31, 2009
Term loan facilities	Various	LIBOR + 1.50%-1.75%	$—	$13.1
Industrial revenue bonds	2022	7.70%	28.2	42.1
Secured notes	2010-2014	6.92% - 9.17%	10.8	17.7
Unsecured notes	2010-2016	7.38% - 10.0%	926.4	926.6
Unsecured debentures	2011-2028	7.30% - 9.45%	259.4	259.8
Other debt (a)	Various	Various	37.7	40.5

Total long-term debt, including current maturities			$1,262.5	$1,299.8

(a)	The remainder of the long-term debt relates to capital leases, long-term debt-due to Cargill, Incorporated and affiliates and other types of debt.

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

A reconciliation of our AROs is as follows:

(in millions)
Asset retirement obligation, May 31, 2009	$530.7
Liabilities incurred	27.6
Liabilities settled	(52.5)
Accretion expense	23.2
Revisions in estimated cash flows	7.5

Total asset retirement obligation, February 28, 2010	536.5
Less current portion	87.5

Non-current asset retirement obligation	$449.0

The current portion of our ARO is reflected in accrued liabilities and the non-current portion of our ARO is reflected in other non-current liabilities within the Condensed Consolidated Balance Sheets.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs include the following:

	Pension Plans
	Three months ended February 28,		Nine months ended February 28,
(in millions)	2010	2009	2010	2009
Service cost	$0.9	$1.1	$2.7	$3.3
Interest cost	9.2	9.1	27.6	27.3
Expected return on plan assets	(10.1)	(9.6)	(30.3)	(28.8)
Amortization of actuarial loss	0.2	—	0.6	—

Net periodic cost	$0.2	$0.6	$0.6	$1.8

	Post-retirement Benefit Plans
	Three months ended February 28,		Nine months ended February 28,
(in millions)	2010	2009	2010	2009
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	1.3	1.6	3.8	4.8
Amortization of actuarial gain	(0.4)	—	(1.2)	—

Net periodic cost	$1.0	$1.8	$3.0	$5.3

Based on an actuarial assessment, our minimum required contributions for fiscal 2010 are estimated at $19.0 million for our pension plans and $10.0 million for our other post-retirement benefit plans. During the nine months ended February 28, 2010, we contributed $3.4 million to our pension plans and $3.9 million to our postretirement benefit plans. During the nine months ended February 28, 2009, in order to improve our funding levels with the intention to fully fund our U.S. and Canadian pension plans, we made contributions of $57.6 million to our U.S. pension plans, $25.1 million to our Canadian pension plans and $4.6 million to our post-retirement benefits plans.

13. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

Environmental Matters

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $25.2 million and $27.6 million as of February 28, 2010 and May 31, 2009, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

Hutchinson, Kansas Sinkhole. In January 2005, a sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. Subsequent to this event, KDHE requested that we investigate the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. In response to this request, with KDHE approval, we conducted sonar and geophysical assessments of five former wells in the summer of 2008. We have entered into an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. The primary measures include our purchase of a number of homes in the Careyville development that is adjacent to the Hutchinson, Kansas facility in order to create a buffer between the former wells and residential property, our installation of an early detection monitoring system and additional well stability investigation along the railroad tracks, and the City of Hutchinson’s closure of a road. We have purchased or entered into agreements to purchase most of the homes required to create the buffer. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE were to request additional measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

In a related matter, on January 6, 2010, eleven residents of the Careyville development filed a lawsuit against Vigindustries Inc. in the District Court of Reno County, Kansas. The complaint in this lawsuit was served on us on or about February 24, 2010. The lawsuit alleges diminution in property values as a result of the operation and subsequent maintenance of the solution mines and the actions taken to address risks allegedly presented by the former salt solution mining wells at the Hutchinson, Kansas facility. The lawsuit was filed on behalf of the named plaintiffs and a putative class of property owners within the Careyville development. The lawsuit seeks damages in unspecified amounts for personal and property injuries, costs and attorneys’ fees, and unspecified equitable relief. We believe that the allegations in this case are without merit and intend to defend vigorously against them. We do not believe this lawsuit will have a material effect on our results of operations, liquidity or capital resources.

EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

characteristic.” As part of its initiative, EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our Bartow and Green Bay, Florida facilities and our Uncle Sam and Faustina, Louisiana facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are finalizing similar orders for our New Wales, Riverview, and South Pierce, Florida facilities.

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

We have established accruals to address the estimated cost of implementing the related consent orders at our Florida and Louisiana facilities and the minimum estimated amount that will be incurred in connection with the NOVs discussed above. We cannot at this stage of the discussions predict whether the costs incurred as a result of the EPA’s RCRA initiative, the consent orders, or the NOVs will have a material effect on our business or financial condition.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our AROs, which are discussed in Note 11 to the Condensed Consolidated Financial Statements. In contrast, the financial assurance requirements in Florida and Louisiana are based on the undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we were unable to satisfy these financial strength tests in the future, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought two lawsuits in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. One lawsuit was against Manatee County and sought a writ of certiorari invalidating the Manatee County Board approvals. In November 2009, the court denied the writ of certiorari. The plaintiffs have appealed that decision. The other suit named both Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and sought a declaratory judgment that the Settlement Agreement and the Manatee County Board approvals are null and void. This latter suit was recently voluntarily dismissed by the plaintiffs. We believe the remaining suit is without merit and we intend to defend vigorously against it. We do not anticipate that this suit will adversely affect our future mining plans for the Altman Extension.

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

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade phosphate rock mine in central Florida straddle the county line between Polk and Hardee Counties. Mining has occurred and will continue in Polk County. We have applied to extend the mine into Hardee County. The FDEP issued a Notice of Intent to issue the environmental resources permit in June 2008. Lee County and Sarasota County challenged the permit. In December 2008, a state Administrative Law Judge (“ALJ”) issued an order recommending that the FDEP issue the necessary permits for us to mine the Hardee County extension (the “Hardee County Extension”) of the South Fort Meade mine. The ALJ found in our favor on every issue in the case. The Secretary of the FDEP issued its Final Order accepting the ALJ’s findings in February and issued the final permit in March 2009. The Lee County Board of County Commissioners appealed the permit to the Second District Court of Appeal, and on March 2, 2010, the Second District Court of Appeal affirmed the permit. Lee County cannot appeal to the Florida Supreme Court unless the Court of Appeals grants a motion for a rehearing. The time to file a motion for a rehearing has not yet expired. We do not believe the Lee County lawsuit will adversely affect our mining operations.

We currently have one of the four draglines at our South Fort Meade mine positioned to begin mining the Hardee County Extension, pending receipt of a federal wetlands permit for the Hardee County Extension from the Corps. We are working with the Corps to obtain a wetlands permit for the Hardee County Extension but cannot predict when the Corps will issue the permit. In light of our existing levels of phosphate rock reserves, the delay in receipt of the wetlands permit will not affect our production of concentrated phosphates for several

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months; however, additional significant delays could result in a change in our mining plans that would involve moving the idled dragline to another area of the mine to continue mining.

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

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States. On November 13, 2008, the plaintiffs in the cases in the United States District Court for the Northern District of Illinois filed a consolidated class action complaint against the defendants, and on December 2, 2008 the Minn-Chem Case was consolidated with the Gage’s Fertilizer Case. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Direct Purchaser Cases. The amended consolidated complaint added Thomasville Feed and Seed, Inc., as a named plaintiff, and was filed on behalf of the named plaintiffs and a purported class of all persons who purchased potash in the United States directly from the defendants during the period July 1, 2003 through the date of the amended consolidated complaint (“Class Period”). The amended consolidated complaint generally alleges, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On March 17, 2010, the United States Court of Appeals for the Seventh Circuit agreed to hear the defendants’ interlocutory appeal.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri. The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. We have filed an answer to the complaint responding that MicroEssentials® does not infringe the plaintiffs’ patent and that the plaintiffs’ patent is invalid. At a hearing on March 17, 2010, the court construed plaintiffs’ patent in such a manner that our MicroEssentials® products would not infringe the patent. The time for plaintiffs to appeal has not yet expired.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

Esterhazy Potash Mine Tolling Contract Disputes

Under a long-term contract (the “PCS Tolling Contract”) with Potash Corporation of Saskatchewan Inc. (“PCS”), Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”) mines and refines PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our then-current calculations, in May 2009, we informed PCS that we believed that our obligation to supply potash to PCS would expire by August 30, 2010 and that we would cease delivery of product following that date. Our calculations, which assumed PCS would continue to take 1.1 million tonnes annually under the contract (which is the volume PCS elected to take for calendar 2009), will be affected by PCS’ election to take approximately 0.9 million tonnes under the contract in calendar 2010 and may be affected by PCS’ alleged inability to accept further deliveries of product for a period of time. Our calculations also assumed that our then-current mining plans and conditions would remain unchanged. After expiration of the contract or during other periods to the extent we are not fully utilizing the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the contract is available to us for sales to any of our customers at then-current market prices.

On or about May 27, 2009, PCS filed a lawsuit against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan, following our notice to PCS described in the prior paragraph. In general terms, the lawsuit contests our basis and timing for termination of the PCS Tolling Contract; asserts that PCS’ rights to potash under the contract will not expire until at least 2012, and potentially later at current delivery rates; alleges that our notice is a threatened repudiation of the contract and would convert PCS’ reserves to our use; and asserts that the value of the potash at issue exceeds $1 billion. The lawsuit also alleges that we breached our contractual obligation to engage in good mining practices, resulting in saturated brine inflows in portions of our Esterhazy mine, which allegedly reduced the extraction ratio of potash from the mine. The lawsuit further claims that, if our Esterhazy mine were to flood, we could convert the mine to a solution mine and that, under such circumstances, we would be able to extract a greater portion of the reserves and that PCS would accordingly be entitled to additional potash under the PCS Tolling Contract. The lawsuit requests orders from the court declaring the amount of potash that PCS has a right to receive under the PCS Tolling Contract; that we deliver that amount of potash to PCS on a timely basis in accordance with the PCS Tolling Contract; restraining us from ceasing delivery of potash to PCS until a final order is issued by the court; and awarding damages to PCS for any conversion of PCS’ reserves and our alleged threatened repudiation of the contract, as well as costs, pre- and post-judgment interest and such further relief as the court may allow.

On June 16, 2009, we filed our statement of defense against PCS’ claims as well as a counterclaim against PCS. In our statement of defense, we generally deny the alleged bases for PCS’ claims and assert, among other defenses, that PCS’ lawsuit does not state a cause of action; that any claim for alleged poor mining practices is based on acts or omissions prior to 1986 and is time-barred; that provisions of the PCS Tolling Contract limit our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the PCS Tolling Contract limit our liability for performance or non-performance under the contract to approximately $10.0 million. We also note that saturated brine inflows are a known risk in Saskatchewan potash mines and that each potash shaft mine in Saskatchewan and New Brunswick, including all five PCS potash shaft mines, has a history of inflows. Finally, our statement of defense

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requests a declaration by the court that at a delivery rate of approximately 1.1 million tonnes of product per year, PCS’ entitlement to potash will terminate by August 30, 2010. In addition, by letter dated April 9, 2009, PCS advised us that, until further notice, it was no longer prepared to accept further shipments of product under the PCS Tolling Contract because of the global financial crisis, stated that PCS no longer had the ability to physically receive, ship or store additional potash, and asserted that its inability to receive delivery of additional product was an event of force majeure. We have counterclaimed against PCS alleging that it breached the PCS Tolling Contract by failing to take delivery of potash that it ordered under the contract based on the alleged event of force majeure. Our counterclaim seeks an injunction requiring PCS to continue to take shipment of future monthly deliveries as well as damages in an unspecified amount, pre-judgment interest, costs and such further relief as the court deems just. In January 2010, PCS’ statement of claim was amended to, among other things, allege that Mosaic failed to make proper or adequate disclosure to PCS regarding Mosaic’s mining practices, the purpose and effect of which is to conceal from PCS the existence of claims PCS may have had in respect of Mosaic’s alleged failure to discharge properly its obligations under the PCS Tolling Contract. In addition, on February 5, 2010, PCS notified us that it was lifting its prior notice of force majeure but noted that it only intended to take a pro rata share of its nominated volume for calendar 2010. On March 12, 2010, the court denied our motion to bar and strike, as not a proper subject for declaratory relief and as time-barred, PCS’ claim for alleged losses arising from saturated brine inflows in portions of our Esterhazy mine dating back to 1985 and 1986, on the basis that these determinations should be made by the trial judge based upon the evidentiary record established at trial.

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

As of February 28, 2010, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	February 28, 2010
Foreign currency derivatives	Foreign currency	US Dollars	872.3
Natural gas derivatives	Commodity	MMbtu	29.2
Ocean freight contracts	Freight	Tonnes	0.4

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our foreign currency exchange contracts, commodities contracts, and freight contracts do not qualify for hedge accounting under U.S. GAAP; therefore, unrealized gains and losses are recorded in the Condensed Consolidated Statements of Earnings. Unrealized gains and losses on foreign currency exchange contracts related to inventory purchases, commodities contracts and certain forward freight agreements are recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gain or (loss) on foreign currency exchange contracts used to hedge changes in our financial position is included in the foreign currency transaction gain (loss) line in the Condensed Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

(in millions)		Three months ended February 28,		Nine Months ended February 28,
Derivative Instrument	Location	2010	2009	2010	2009
Foreign currency derivatives	Cost of goods sold	$1.2	$(3.1)	$(6.4)	$1.7
Foreign currency derivatives	Foreign currency transaction gain (loss)	(4.6)	(6.6)	23.8	2.8
Commodity derivatives	Cost of goods sold	23.0	(30.9)	73.4	(158.9)
Freight derivatives	Cost of goods sold	0.3	3.5	(3.6)	(8.3)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

(in millions)	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	February 28, 2010	Location	February 28, 2010
Foreign currency derivatives	Other current assets	$1.9	Accrued liabilities	$8.5
Commodity derivatives	Other current assets	0.7	Accrued liabilities	19.0
Commodity derivatives	Other assets	—	Other noncurrent liabilities	0.5
Freight derivatives	Other current assets	0.9	Accrued liabilities	—

Total		$3.5		$28.0

(a)	In accordance with U.S. GAAP the above amounts are disclosed at gross fair value and the amounts recorded on the Condensed Consolidated Balance Sheets are presented on a net basis when permitted.

For additional disclosures about fair value measurement of derivative instruments, see Note 15 to the Condensed Consolidated Financial Statements.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 28, 2010, was $27.3 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2010, we would be required to post $27.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities included in our Condensed Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	February 28, 2010
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$1.4	$0.3	$1.1	$—
Commodity derivatives	0.5	—	0.5	—
Freight derivatives	0.9	—	—	0.9

Total assets at fair value	$2.8	$0.3	$1.6	$0.9

Liabilities
Foreign currency derivatives	$(8.0)	$(7.1)	$(0.9)	$—
Commodity derivatives	(19.3)	—	(19.3)	—

Total liabilities at fair value	$(27.3)	$(7.1)	$(20.2)	$—

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

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	February 28, 2010		May 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,291.8	$2,291.8	$2,703.2	$2,703.2
Short-term debt	96.3	96.3	92.7	92.7
Long-term debt, including current portion	1,262.5	1,366.4	1,299.8	1,237.1

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including long-term debt due to Cargill, is estimated using a present value method based on current interest rates for similar instruments with equivalent credit quality, as well as market prices for our publicly traded debt instruments.

16. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of February 28, 2010, Cargill and certain of its subsidiaries owned approximately 64.2% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future.

As of February 28, 2010, the net amount due to Cargill and its affiliates related to the above transactions totaled $8.7 million. At May 31, 2009, the net amount due to Cargill and its affiliates was $3.1 million.

Cargill made no equity contributions during the nine months ended February 28, 2010 and $0.6 million of distributions were made to Cargill during fiscal year 2009.

The Condensed Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended February 28,		Nine months ended February 28,
(in millions)	2010	2009	2010	2009
Transactions with Cargill and affiliates included in net sales	$31.1	$13.4	$78.4	$248.4
Transactions with Cargill and affiliates included in cost of goods sold	10.7	14.3	78.0	139.0
Transactions with Cargill and affiliates included in selling, general and administrative expenses	2.0	2.6	6.0	9.1
Interest expense (income) paid to/(received from) Cargill and affiliates	—	(0.1)	—	0.3

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of February 28, 2010 and May 31, 2009, the net amount due from our non-consolidated companies totaled $159.9 million and $220.0 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended February 28,		Nine months ended February 28,
(in millions)	2010	2009	2010	2009
Transactions with non-consolidated companies included in net sales	$169.7	$186.0	$386.3	$1,211.1
Transactions with non-consolidated companies included in cost of goods sold	86.0	22.1	208.5	362.3

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

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents activities associated with our Nitrogen distribution business, unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and other. Segment information was as follows:

The Mosaic Company

Business Segments

(in millions)	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended February 28, 2010
Net sales to external customers	$1,020.7	$702.1	$9.1	$1,731.9
Intersegment net sales	—	27.9	(27.9)	—

Net sales	1,020.7	730.0	(18.8)	1,731.9
Gross margin	114.0	352.0	10.5	476.5
Operating earnings	52.9	326.0	10.0	388.9
Capital expenditures	66.5	138.7	3.6	208.8
Depreciation, depletion and amortization expense	63.5	35.1	3.0	101.6
Equity in net earnings (loss) of nonconsolidated companies	(8.2)	—	(0.3)	(8.5)

Three months ended February 28, 2009 (a)
Net sales to external customers	$870.5	$470.7	$34.3	$1,375.5
Intersegment net sales	0.8	10.1	(10.9)	—

Net sales	871.3	480.8	23.4	1,375.5
Gross margin	(70.1)	206.6	3.8	140.3
Operating earnings (loss)	(152.2)	186.0	9.9	43.7
Capital expenditures	129.9	65.4	1.4	196.7
Depreciation, depletion and amortization expense	60.8	27.1	2.5	90.4
Equity in net earnings (loss) of nonconsolidated companies	6.8	—	(0.8)	6.0

Nine months ended February 28, 2010
Net sales to external customers	$3,543.2	$1,318.9	$36.7	$4,898.8
Intersegment net sales	—	158.7	(158.7)	—

Net sales	3,543.2	1,477.6	(122.0)	4,898.8
Gross margin	341.6	656.5	7.6	1,005.7
Operating earnings	128.4	575.9	18.9	723.2
Capital expenditures	189.9	425.8	19.9	635.6
Depreciation, depletion and amortization expense	226.5	97.9	8.2	332.6
Equity in net earnings (loss) of non-consolidated companies	(18.7)	—	0.9	(17.8)

Nine months ended February 28, 2009 (a)
Net sales to external customers	$6,218.7	$2,385.1	$100.7	$8,704.5
Intersegment net sales	3.6	45.3	(48.9)	—

Net sales	6,222.3	2,430.4	51.8	8,704.5
Gross margin	1,261.8	1,284.7	16.1	2,562.6
Operating earnings	1,040.9	1,211.3	22.4	2,274.6
Capital expenditures	365.8	237.1	3.9	606.8
Depreciation, depletion and amortization expense	170.7	89.2	7.6	267.5
Equity in net earnings of non-consolidated companies	63.0	—	31.5	94.5
Total assets as of February 28, 2010	$6,209.6	$7,876.7	$(1,808.1)	$12,278.2
Total assets as of May 31, 2009	6,370.4	8,370.5	(2,064.7)	12,676.2

(a) Adjusted to reflect the Realignment

THE MOSAIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to our operations by geographic area was as follows:

	Three months ended February 28,		Nine months ended February 28,
(in millions)	2010	2009	2010	2009
Net sales ( a) :
Brazil	$232.3	$137.7	$911.7	$1,203.4
India	63.9	215.5	806.3	1,986.9
Canpotex(b)	166.4	180.5	373.9	1,184.4
Canada	85.3	103.5	189.8	439.8
China	81.9	10.8	177.1	61.6
Argentina	26.5	7.6	119.5	182.0
Thailand	16.4	27.2	94.3	110.0
Mexico	49.0	18.5	92.6	111.2
Chile	12.9	8.1	91.0	157.9
Australia	82.7	40.3	84.8	193.1
Colombia	25.7	8.8	56.5	97.9
Japan	13.8	27.3	56.4	210.9
Other	67.6	36.5	185.3	191.8

Total foreign countries	924.4	822.3	3,239.2	6,130.9
United States	807.5	553.2	1,659.6	2,573.6

Consolidated	$1,731.9	$1,375.5	$4,898.8	$8,704.5

(a)	Revenues are attributed to countries based on location of customer.
(b)	This represents our sales to the export association of the Saskatchewan potash producers.

18. Assets and Investments Held For Sale

On February 11, 2010, we entered into agreements with Vale S.A and two of its subsidiaries (“Vale”) under which Vale has call options to purchase from us, and we have put options to sell to Vale, our minority stake in Fertifos S.A. (“Fertifos”) and Fosfertil S.A. (“Fosfertil”), and our Cubatão facility in Brazil. These assets are part of our Phosphates segment. The aggregate sales price for these assets is in excess of $1 billion and is expected to result in a sizable gain which is expected to be recorded in fiscal 2011. The sale is subject to Vale closing its previously announced purchase of Bunge Group’s fertilizer business in Brazil, including its interest in Fosfertil, as well as a number of other conditions.

19. Investment in Bayovar

On March 31, 2010, we entered into an agreement with Vale and Mitsui & Co., Ltd. related to a proposed joint venture that will own the Bayovar phosphate rock mine being constructed by Vale in Peru. We will have a 35% economic interest in Bayovar as well as a commercial offtake supply agreement which gives us the right to purchase 35% of the phosphate rock produced at the Bayovar mine. Mosaic will pay Vale $385 million for its stake in the Bayovar mine and the transaction is expected to close within the next three months. The transaction is subject to the parties’ finalization of a definitive shareholders’ agreement and commercial offtake agreements, which the parties expect to complete within the next 60 days, as well as certain regulatory approvals and other customary closing conditions. Phosphate rock production at Bayovar and deliveries to Mosaic are expected to begin in the first half of fiscal 2011.

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

Our Phosphates business segment has historically owned and operated mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results have also historically included our North American distribution activities and the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 86% for the nine months ended February 28, 2010.

In the Realignment, we eliminated reporting our Offshore business as a separate segment and now include the former Offshore business as part of our Phosphates segment. Our former Offshore business was principally an international distributor of crop nutrients. Our Phosphates business segment now includes our North American concentrated phosphate crop nutrient and animal feed ingredients operations, North American distribution activities, the results of PhosChem, and international distribution activities. The international distribution activities include sales offices, port terminals and warehouses in several key international countries. In addition, the international distribution activities include blending, bagging and three single superphosphate (“SSP”) production facilities. The blending and bagging facilities primarily produce blended crop nutrients (“Blends”) from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix differs based on seasonal and other factors. Our international distribution operations have historically served as an outlet for our North American Phosphates production, both for resale and as an input for Blends, and we expect to expand this role in the future. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, and is expected to continue to do so in the future. The Realignment is intended to further align our strong global distribution resources with our North American production assets.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2009 (the “10-K Report”) and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations

The following table shows the results of operations for the three and nine months ended February 28, 2010 and 2009:

	Three months ended February 28,		2010-2009		Nine months ended February 28,		2010-2009
(in millions, except per share data)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales	$1,731.9	$1,375.5	$356.4	26%	$4,898.8	$8,704.5	$(3,805.7)	(44%)
Cost of goods sold	1,255.4	1,206.9	48.5	4%	3,893.1	5,820.1	(1,927.0)	(33%)
Lower of cost or market write-down	—	28.3	(28.3)	NM	—	321.8	(321.8)	NM

Gross margin	476.5	140.3	336.2	240%	1,005.7	2,562.6	(1,556.9)	(61%)
Gross margin percentage	27.5%	10.2%			20.5%	29.4%
Selling, general and administrative expenses	82.3	71.3	11.0	15%	246.6	238.1	8.5	4%
Other operating expenses	5.3	25.3	(20.0)	(79%)	35.9	49.9	(14.0)	(28%)

Operating earnings	388.9	43.7	345.2	790%	723.2	2,274.6	(1,551.4)	(68%)
Interest expense, net	10.0	8.2	1.8	22%	36.8	27.1	9.7	36%
Foreign currency transaction loss (gain)	22.3	(47.1)	69.4	NM	31.8	(166.1)	197.9	NM
Gain on sale of equity investment	—	—	—	NM	—	(673.4)	673.4	NM
Other (income)	(0.7)	(0.2)	(0.5)	250%	(6.7)	(6.1)	(0.6)	10%

Earnings from consolidated companies before income taxes	357.3	82.8	274.5	332%	661.3	3,093.1	(2,431.8)	(79%)
Provision for income taxes	125.3	30.7	94.6	308%	208.5	979.6	(771.1)	(79%)

Earnings from consolidated companies	232.0	52.1	179.9	345%	452.8	2,113.5	(1,660.7)	(79%)
Equity in net earnings (loss) of nonconsolidated companies	(8.5)	6.0	(14.5)	NM	(17.8)	94.5	(112.3)	NM

Net earnings including non-controlling interests	223.5	58.1	165.4	285%	435.0	2,208.0	(1,773.0)	(80%)
Less: Net earnings attributable to non-controlling interests	(0.9)	0.7	(1.6)	NM	(4.0)	(4.7)	0.7	(15%)

Net earnings attributable to Mosaic	$222.6	$58.8	$163.8	279%	$431.0	$2,203.3	$(1,772.3)	(80%)

Diluted net earnings attributable to Mosaic per share	$0.50	$0.13	$0.37	283%	$0.97	$4.94	$(3.97)	(80%)
Diluted weighted average number of shares outstanding	446.8	445.8			446.5	446.2

Overview of Consolidated Results for the three months ended February 28, 2010 and 2009

Net earnings attributable to Mosaic for the three months ended February 28, 2010 were $222.6 million, or $0.50 per diluted share, compared with net earnings attributable to Mosaic of $58.8 million, or $0.13 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mosaic’s results for the third quarter of fiscal 2010 compared to the prior year period reflected a continued recovery in sales volumes.

The North American crop nutrient market has shown improvement through higher application after the fall harvest and some restocking of distribution channels. These improvements are in contrast to the weakening of overall market conditions that began in the second quarter of fiscal 2009 and carried over into the third quarter of fiscal 2009.

The selling prices for our products in the third quarter of fiscal 2010 were lower than in the third quarter of fiscal 2009, when prices began to trend downward from the high levels in the first half of fiscal 2009. Market prices for our products have lagged the improvements in sales volumes; however there has been some recovery in phosphates selling prices from the low levels in the first half of fiscal 2010.

Lower raw materials costs partially offset the decline in market prices for our phosphates products. The lower market prices for our Phosphates segment’s products in part corresponds to lower market prices for key raw materials for concentrated phosphates, such as sulfur and ammonia, for the third quarter of fiscal 2010 compared to those for the third quarter of fiscal 2009.

The increased demand for our products has resulted in lower inventory levels. In response, we increased our production rates in Phosphates in the third quarter of fiscal 2010 compared to the same quarter a year ago and also increased production in Potash later in the third quarter.

Other Highlights

During the three months ended February 28, 2010:

•	We maintained a strong financial position, with cash and cash equivalents of $2.3 billion as of February 28, 2010.

•	Our strong cash position allowed us to pay a special dividend of $578.5 million, or $1.30 per share, on December 3, 2009.

•	We incurred a foreign currency transaction loss of $22.3 million for the three months ended February 28, 2010 compared with a gain of $47.1 million for the same period a year ago.

•

We entered into agreements with Vale S.A and two of its subsidiaries (“Vale”) under which Vale has call options to purchase from us, and we have put options to sell to Vale, our minority stake in Fertifos S.A. (“Fertifos”) and Fosfertil S.A. (“Fosfertil”), and our Cubatão facility in Brazil. The purchase price for these assets is expected to be in excess of $1 billion and result in a sizable gain which we expect to record in fiscal 2011. The sale is subject to Vale closing its previously announced purchase of Bunge Group’s fertilizer business in Brazil, including its interest in Fosfertil, as well as a number of other conditions.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. We expect the planned expansions to increase our annual capacity for finished product by more than five million tonnes over the next ten years. Some of the expansions have been approved and are underway, while others are in the planning phases.

Since the end of the quarter ended February 28, 2010, two noteworthy events have occurred to advance our strategic priorities. On March 22, 2010, PhosChem signed an agreement to supply six million tonnes of DAP to two large Indian customers. PhosChem will ship approximately two million tonnes annually under the 3 year contract. On March 31, 2010, we entered into an agreement for a proposed joint venture that will own the Bayovar phosphate rock mine in Peru and a proposed rock supply offtake agreement. If completed, this is expected to diversify our sources for phosphate rock.

During the three months ended February 28, 2009:

•	Sales volumes of phosphate and potash were at extremely low levels which, combined with high inventory levels, led us to significantly reduce our production in the third quarter of fiscal 2009.

•

We recorded a lower of cost or market inventory write-down of $28.3 million in our Phosphates segment primarily related to high cost inventories held in Brazil and Argentina, where market prices deteriorated from second quarter levels.

Overview of Consolidated Results for the nine months ended February 28, 2010 and 2009

Net earnings attributable to Mosaic for the nine months ended February 28, 2010 were $431.0 million, or $0.97 per diluted share, compared with net earnings attributable to Mosaic of $2.2 billion, or $4.94 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market conditions for the nine months ended February 28, 2010 reflected the factors noted above in the discussion of the three months ended February 28, 2010 for volumes, selling prices and raw material costs. In addition, we had a modest recovery in international sales, with higher sales volumes to customers in India and China. In contrast, pricing remained near historically high levels for most of the nine months ended February 28, 2009 as a result of strong market fundamentals at the beginning of the period despite a decline in demand and sales volume later in the period. Other noteworthy matters in these periods include those noted above in the discussion of the three-month periods and the following items:

During the nine months ended February 28, 2010:

•	We generated $823.9 million in cash flow from operations. The positive cash flow from operations was primarily driven by net earnings.

•	We recorded a $51.2 million primarily non-cash pre-tax charge in our Phosphates segment related to the permanent closure of previously idled phosphate facilities and equipment in Florida.

•	We recorded a foreign currency transaction loss of $31.8 million in the first nine months of fiscal 2010 compared with a gain of $166.1 million for the same period a year ago.

•	Equity in net earnings of non-consolidated entities was a loss of $17.8 million compared to income of $94.5 million for the same period a year ago.

•	We recorded net unrealized mark-to-market gains of $63.4 million within cost of goods sold.

During the nine months ended February 28, 2009:

•	We recorded a $673.4 million pre-tax gain on the sale of our interest in Saskferco Products ULC.

•

We recorded a lower of cost or market inventory write-down of $321.8 million, because the carrying cost of ending Phosphate inventories, which included higher sulfur and ammonia costs, exceeded our then-current estimate of future selling prices less reasonably predictable selling costs.

•	We incurred net unrealized mark-to-market losses of $165.5 million within cost of goods sold.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended February 28,		2009-2008		Nine months ended February 28,		2010-2009
(in millions, except price per tonne or unit)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales:
North America	$363.1	$341.0	$22.1	6%	$916.4	$1,781.1	$(864.7)	(49%)
International	657.6	530.3	127.3	24%	2,626.8	4,441.2	(1,814.4)	(41%)

Total	1,020.7	871.3	149.4	17%	3,543.2	6,222.3	(2,679.1)	(43%)
Cost of goods sold	906.7	913.1	(6.4)	(1%)	3,201.6	4,644.5	(1,442.9)	(31%)
Lower of cost or market write-down	—	28.3	(28.3)	(100%)	—	316.0	(316.0)	(100%)

Gross margin	$114.0	$(70.1)	$184.1	(263%)	$341.6	$1,261.8	$(920.2)	(73%)

Gross margin as a percent of net sales	11%	(8)%			10%	20%
Sales volume (in thousands of metric tonnes)
Crop Nutrients (a) :
North America	869	482	387	80%	2,111	1,627	484	30%
International	822	617	205	33%	3,629	2,312	1,317	57%
Crop Nutrient Blends	424	299	125	42%	1,818	1,436	382	27%
Feed Phosphates	149	131	18	14%	460	442	18	4%
Other (b)	208	92	116	126%	681	627	54	9%

Total Phosphates Segment Tonnes (a)	2,472	1,621	851	52%	8,699	6,444	2,255	35%

Average selling price per tonne:
DAP (FOB plant)	$336	$499	$(163)	(33%)	$296	$882	$(586)	(66%)
Crop Nutrient Blends (FOB destination)	380	429	(49)	(11%)	392	718	(326)	(45%)
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$319	$496	$(177)	(36%)	$288	$631	$(343)	(54%)
Sulfur (long ton)	81	228	(147)	(64%)	60	483	(423)	(88%)

(a)	Excludes tonnes sold by PhosChem for its other member
(b)	Other volumes are primarily SSP, potash and urea sold outside of North America.

Three months ended February 28, 2010 and 2009

The Phosphates segment’s net sales increased to $1.0 billion for the three months ended February 28, 2010, compared to $871.3 million in the third quarter of fiscal 2009. Increased sales volumes resulted in net sales of approximately $490 million, partially offset by a decrease in selling prices that resulted in lower net sales of approximately $400 million.

The Phosphates segment’s sales volumes recovered to 2.5 million tonnes for the three months ended February 28, 2010 compared to a low level of 1.6 million tonnes in the same period a year ago. The Phosphates segment’s volume increase was due to the factors described in the Overview.

Our average DAP selling price was $336 per tonne for the three months ended February 28, 2010, a decrease of $163 per tonne or 33% from the prior year. The decline in selling prices was due to the factors discussed in the Overview.

We consolidate the financial results of PhosChem. Included in our results for the three months ended February 28, 2010 is PhosChem revenue and cost of goods sold for its other member of $46 million, compared with $1 million for the third quarter in fiscal 2009.

Cost of goods sold for the Phosphates segment decreased to $906.7 million for the third quarter of fiscal 2010, compared with $913.1 million in the same quarter of fiscal 2009. Gross margin increased $184.1 million from the third quarter of fiscal 2009 due to higher sales volumes (by approximately $180 million), lower raw material costs for sulfur and ammonia, lower material costs (by approximately $80 million) in the production of our Blends products and the favorable impact of higher production levels, partly offset by lower sales prices indicated above. Fiscal 2009 results include a lower of cost or market inventory write-down of $28.3 million related to high cost inventories held in Brazil and Argentina, where market pricing deteriorated from second quarter fiscal 2009 levels. Other factors affecting gross margin are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 11% for the three months ended February 28, 2010 compared with a loss a year ago.

In the third quarter of fiscal 2010, lower sulfur and ammonia prices favorably impacted cost of goods sold by approximately $160 million compared with prior year results. The average price for sulfur (North America) decreased to $81 per long ton for the three months ended February 28, 2010 from $228 in the same period a year ago. The average price for ammonia (Central Florida) decreased to $319 per tonne in the third quarter of fiscal 2010 from $496 in the same period a year ago. The decline in these raw material costs was due to lower world demand for sulfur and lower natural gas input costs for ammonia compared with the same period of fiscal 2009. During the current fiscal year, we continue to work through higher cost contracted purchases of sulfur for which commitments were made when supply was short and prices were substantially higher. World demand for sulfur has tightened in recent months and current market trends suggest an increase in spot pricing for sulfur from current levels into our fourth fiscal quarter. While sulfur costs may continue to increase in the fourth quarter of fiscal 2010, we believe that our existing investments in sulfur logistics infrastructure should allow us to minimize the potential effects on production due to a lack of economically priced sulfur and will continue to afford us a competitive advantage in the cost of, and access to, available sulfur.

Gross margin was also favorably impact by net unrealized mark-to-market derivative gains which were $13.6 million in the third quarter of fiscal 2010 compared to a loss of $0.2 million for the same period a year ago.

The Phosphates segment’s North American production of crop nutrient dry concentrates increased to 1.7 million tonnes for the third quarter of fiscal 2010 compared with 0.9 million tonnes for the same period a year ago.

Nine months ended February 28, 2010 and 2009

The Phosphates segment’s net sales decreased to $3.5 billion for the nine months ended February 28, 2010, compared to $6.2 billion in the same period in the prior year, primarily as a result of the significant decline in average selling prices resulting in a decrease in revenue of approximately $4.7 billion, partially offset by an increase in sales volumes resulting in an increase in revenue of approximately $2.4 billion.

Our average DAP selling price was $296 per tonne for the nine months ended February 28, 2010, a decrease of $586 per tonne or 66% compared with the same period a year ago. The significant decline in selling prices was due to the factors discussed in the Overview.

The Phosphates segment’s sales volumes were 8.7 million tonnes for the nine months ended February 28, 2010 compared to 6.4 million tonnes in the same period a year ago. North American sales volumes increased due to the same factors that affected the three months ended February 28, 2010. International sales volumes of dry concentrates increased 1.3 million tonnes primarily due to strong demand from customers in India during the second quarter of fiscal 2010.

PhosChem revenue and cost of goods sold from sales for its other member were $234 million for the nine months ended February 28, 2010 compared with $614 million for the first nine months of fiscal 2009.

Cost of goods sold for the Phosphates segment decreased to $3.2 billion for the nine months ended February 28, 2010, compared to $4.6 billion for the same period in fiscal 2009. Gross margins decreased from $1.3 billion for the nine months ended February 28, 2009 to $341.6 million for the same period in fiscal 2010. The decline in gross margin was primarily due to the effects of significantly lower selling prices which had an unfavorable impact on gross margin of approximately $4.7 billion. In addition we recorded a $51.2 million charge related to the permanent closure of the Green Bay plant and the South Pierce phosphoric acid plant in the second quarter of fiscal 2010. These factors were partially offset by lower raw material costs for sulfur and ammonia, lower material costs (by approximately $730 million) in the production of our Blends products and higher sales volumes that favorably impacted gross margin by approximately $900 million. Fiscal 2009 results include a lower of cost or market inventory write-down of $316.0 million. Other factors affecting gross margin are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 10% for the nine months ended February 28, 2010 compared to 20% for the same period a year ago.

For the nine months ended February 28, 2010, lower sulfur and ammonia prices favorably impacted gross margin by approximately $1.5 billion. The average price for sulfur (North America) decreased to $60 per long ton for the nine months ended February 28, 2010 from $483 in the same period a year ago as a result of the factors previously discussed for the three-month periods. The average price for ammonia (central Florida) decreased to $288 per tonne for the nine months ended February 28, 2010 from $631 in the same period a year ago as a result of the factors previously discussed for the three-month period.

Gross margin was also favorably impacted by net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, which were $36.7 million for the nine months ended February 28, 2010 compared with losses, primarily on natural gas derivatives, of $97.0 million for the same period a year ago.

We increased the Phosphates segment’s North American production of crop nutrient dry concentrates to 5.5 million tonnes for the nine months ended February 28, 2010 compared with 4.3 million tonnes for the same period a year ago.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended February 28,		2009-2008		Nine months ended February 28,		2010-2009
(in millions, except price per tonne or unit)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales:
North America	$520.1	$281.6	$238.5	85%	$896.7	$1,133.0	$(236.3)	(21%)
International	209.9	199.2	10.7	5%	580.9	1,297.4	(716.5)	(55%)

Total	730.0	480.8	249.2	52%	1,477.6	2,430.4	(952.8)	(39%)
Cost of goods sold	378.0	274.2	103.8	38%	821.1	1,145.7	(324.6)	(28%)

Gross margin	$352.0	$206.6	$145.4	70%	$656.5	$1,284.7	$(628.2)	(49%)

Gross margin as a percent of net sales	48%	43%			44%	53%
Sales volume (in thousands of metric tonnes)
Crop Nutrients (a) :
North America	1,002	201	801	399%	1,410	1,271	139	11%
International	718	317	401	126%	1,750	2,328	(578)	(25%)

Total	1,720	518	1,202	232%	3,160	3,599	(439)	(12%)
Non-agricultural	158	266	(108)	(41%)	543	804	(261)	(32%)

Total	1,878	784	1,094	140%	3,703	4,403	(700)	(16%)

Average selling price per tonne:
MOP(b) (FOB plant)	$356	$565	$(209)	(37%)	$359	$518	$(159)	(31%)

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)	Our previously reported average selling price for MOP has been adjusted to eliminate intersegment transactions.

Three months ended February 28, 2010 and 2009

The Potash segment’s net sales increased to $730.0 million for the three months ended February 28, 2010, compared to $480.8 million in the same period a year ago, primarily due to an increase in sales volumes that resulted in an increase in revenue of approximately $630 million, partially offset by a decline in selling prices that resulted in a decrease in revenue of approximately $430 million.

The Potash segment’s sales volumes were 1.9 million tonnes for the three months ended February 28, 2010 compared to 0.8 million tonnes in the same period a year ago. The increase in demand was triggered by purchases by certain international customers from several potash producers. These purchases, as well as relatively low inventory in the global pipeline, served as a catalyst for worldwide potash demand, including in North America. The increased demand is continuing into our fourth fiscal quarter with strong anticipated spring applications in North America. Demand in the year-ago period was extremely weak by historic standards. Selling prices for the three months ended February 28, 2010 were down from the same period in the prior year due to the factors previously noted in the Overview.

Cost of goods sold for the Potash segment increased to $378.0 million for the three months ended February 28, 2010, compared with $274.2 million in the same period a year ago. Gross margin increased from $206.6 million for the three months ended February 28, 2009 to $352.0 million for the same period this year. The increase in gross margin was primarily due to the increase in the sales volumes which favorably impacted gross margin by approximately $540 million. This was partially offset by the effect of the decrease in potash selling prices. Other factors affecting gross margin are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 48% for the three months ended February 28, 2010 compared to 43% for the same period a year ago.

Gross margin was favorably impacted by net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, of $10.3 million for the three months ended February 28, 2010 compared with losses, primarily on natural gas derivatives, of $28.5 million for the same period a year ago.

We incurred $54.2 million in Canadian resource taxes and royalties for the three months ended February 28, 2010 compared with $78.3 million in the same period a year ago. The $24.1 million decline in these taxes and royalties was due primarily to the resource tax deduction related to significant capital expansion expenditures.

We incurred $45.0 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the third quarter of fiscal 2010 compared with $19.0 million in the same period a year ago. The increase was because of an elevated level of inflows compared to the prior year period. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985. We are reimbursed a portion of our costs for managing the inflows under a tolling agreement.

For the three months ended February 28, 2010 and 2009, Potash production was 1.3 million tonnes. We increased our production rates in mid-February 2010 due to improved demand for potash.

Nine months ended February 28, 2010 and 2009

The Potash segment’s net sales decreased to $1.5 billion for the nine months ended February 28, 2010 compared with $2.4 billion in the same period of fiscal 2009 due to a decrease in sales volumes that resulted in a decrease in revenue of approximately $390 million as well as a decline in the average selling price for MOP that resulted in a decrease in revenue of approximately $560 million. The declines in sales volumes and selling prices were due to continued slow demand around the world in the first half of fiscal 2010. As noted in the Overview, demand began to increase in the latter part of the third quarter of fiscal 2010.

Cost of goods sold for the Potash segment decreased to $821.1 million for the nine months ended February 28, 2010, compared with $1.1 billion in the same period a year ago. Gross margin decreased to $656.5 million for the nine months ended February 28, 2010 compared to $1.3 billion in the same period a year ago. Gross margin decreased primarily due to the decrease in the average MOP selling price, the adverse effects of lower sales volumes which unfavorably impacted gross margin by approximately $200 million and significantly lower potash production rates than year ago levels. Other factors affecting gross margin are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 44% from 53% in the same period a year ago.

We incurred $86.4 million in Canadian resource taxes and royalties for the nine months ended February 28, 2010 compared with $389.6 million in the same period a year ago. The decline in Canadian resource taxes and royalties was due to lower profitability and the resource tax deduction related to significant capital expansion expenditures.

Gross margin was favorably impacted by net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, of $26.0 million for the nine months ended February 28, 2010 compared with losses, primarily on natural gas derivatives, of $71.1 million for the same period a year ago.

We incurred $108.2 million in costs related to managing and mitigating the brine inflows at our Esterhazy mine during the nine months ended February 28, 2010 compared with $58.8 million in the same period a year ago. The increase in these costs was due to factors previously discussed for the three-month periods.

We reduced potash production to 3.2 million tonnes for the nine months ended February 28, 2010 in response to the lower sales volumes, from 5.2 million tonnes during the same period a year ago. Lower production levels unfavorably impacted gross margin by approximately $200 million for the nine months ended February 28, 2010.

Other Income Statement Items

	Three months ended February 28,		2010-2009		Percent of Net Sales
(in millions)	2010	2009	Change	Percent	2010	2009
Selling, general and administrative expenses	$82.3	$71.3	$11.0	15%	5%	5%
Other operating expenses	5.3	25.3	(20.0)	(79%)	—	2%
Interest expense	14.3	19.6	(5.3)	(27%)	1%	1%
Interest (income)	(4.3)	(11.4)	7.1	(62%)	—	1%

Interest expense, net	10.0	8.2	1.8	22%	1%	1%
Foreign currency transaction loss (gain)	22.3	(47.1)	69.4	(147%)	1%	(3%	)
Other (income)	(0.7)	(0.2)	0.5	NM	—	—
Provision for income taxes	125.3	30.7	(94.6)	NM	7%	—
Equity in net earnings (loss) of nonconsolidated companies	(8.5)	6.0	(14.5)	NM	—	—

	Nine months ended February 28,		2010-2009		Percent of Net Sales
(in millions)	2010	2009	Change	Percent	2010	2009
Selling, general and administrative expenses	$246.6	$238.1	$8.5	4%	5%	3%
Other operating expenses	35.9	49.9	(14.0)	(28%)	1%	1%
Interest expense	49.1	68.4	(19.3)	(28%)	1%	1%
Interest (income)	(12.3)	(41.3)	29.0	(70%)	—	—

Interest expense, net	36.8	27.1	9.7	36%	1%	—
Foreign currency transaction loss (gain)	31.8	(166.1)	197.9	(119%)	1%	(2%	)
Gain on sale of equity investment	—	(673.4)	673.4	NM	—	(8%	)
Other (income)	(6.7)	(6.1)	(0.6)	10%	—	—
Provision for income taxes	208.5	979.6	771.1	79%	4%	11%
Equity in net earnings (loss) of nonconsolidated companies	(17.8)	94.5	(112.3)	(119%)	—	1%

Foreign Currency Transaction Loss (Gain)

For the three and nine months ended February 28, 2010, we recorded foreign currency transaction losses of $22.3 million and $31.8 million, respectively, compared with gains of $47.1 million and $166.1 million, respectively, for the same periods in the prior year. For the three and nine months ended February 28, 2010, the losses were mainly the result of the effect of a weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

For the three and nine months ended February 28, 2009, the gains were mainly the result of a strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. denominated payables.

Gain on Sale of Equity Investment

For the nine months ended February 28, 2009, we recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco.

Provision for Income Taxes

Three months ended February 28,	Effective Tax Rate	Provision for Income Taxes
2010	35.1%	$125.3
2009	37.1%	30.7

Nine months ended February 28,	Effective Tax Rate	Provision for Income Taxes
2010	31.5%	$208.5
2009	31.7%	979.6

Income tax expense was $125.3 million and $208.5 million and the effective tax rate was 35.1% and 31.5% for the three and nine months ended February 28, 2010, respectively, which reflected expenses of $18.0 million and $12.2 million, respectively that were specific to the periods. Expenses specific to the periods were driven primarily by the establishment of a $15.9 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the agreement with Vale for the sale of our investments in Fertifos and Fosfertil and our Cubatão, Brazil facility.

For the three and nine months ended February 28, 2009, we had income tax expense of $30.7 million and $979.6 million and effective tax rates of 37.1% and 31.7%, respectively. For the three months ended February 28, 2009, the expenses specific to the period included a $17.1 million benefit from changes in estimates related to the filing of our 2008 tax return, as well as a $16.2 million benefit from the reduction of a valuation allowance recorded against deferred tax assets in Brazil related to legal entity structuring of consolidated entities. For the nine months ended February 28, 2009, expenses specific to the period were driven primarily by a $17.1 million benefit from changes in estimates related to the filing of our 2008 tax return, as well as by the establishment of a $214.5 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the pre-tax gain of $673.4 million from the sale of our investment in Saskferco.

In addition to the factors noted above, the effective tax rate change for the nine months ended February 28, 2010 relative to the nine months ended February 28, 2009 is a result of changes in the mix of pre-tax earnings between segments and jurisdictions.

Equity in Net Earnings (Loss) of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies were losses of $8.5 million and $17.8 million for the three and nine months ended February 28, 2010, compared with income of $6.0 million and $94.5 million for the same periods in fiscal 2009. The decrease in equity earnings in fiscal 2010 is primarily due to the sale of Saskferco Products ULC and losses from our investment in Fertifos and its subsidiary Fosfertil. The nine months ended February 28, 2010 did not include equity earnings of Saskferco due to the sale of our investment on October 1, 2008. The losses from Fertifos S.A. were a result of a decrease in phosphate selling prices, higher costs of raw materials to produce phosphates, and an unfavorable foreign exchange impact. As discussed above, we have entered into agreements pursuant to which we expect to sell our investments in Fertifos and Fosfertil.

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

Our significant accounting policies, including our significant accounting estimates, are summarized in Note 2 to the Condensed Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our 10-K Report.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended February 28, 2010 and February 28, 2009:

	Nine months ended		2010 - 2009
(in millions)	February 28,
	2010	2009	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$823.9	$936.8	$(112.9)	(12%)
Net cash (used in) provided by investing activities	(595.4)	110.7	(706.1)	NM
Net cash used in financing activities	(672.2)	(207.3)	(464.9)	224%

As of February 28, 2010, we had $2.3 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2010. In addition, our Mosaic Credit Facility is available for working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the first nine months of fiscal 2010, net cash provided by operating activities was $823.9 million, a decrease of $112.9 million compared to the same period in fiscal 2009. During the nine months ended February 28, 2010, operating cash flows were primarily generated from net earnings.

Investing Activities

Net cash used in investing activities was $595.4 million for the nine months ended February 28, 2010, compared to cash provided by investing activities of $110.7 million in the same period in fiscal 2009. The increase in net cash used in investing activities was mainly due to cash proceeds of $745.7 million from the sale of our investment in Saskferco included in the prior year.

Financing Activities

Net cash used in financing activities for the nine months ended February 28, 2010, was $672.2 million, compared to $207.3 million for the same period in fiscal 2009. The primary reason for the increase in cash used in financing activities was the special dividend of $578.5 million paid on December 3, 2009.

Debt Instruments, Guarantees and Related Covenants

See Note 10 to the Condensed Consolidated Financial Statements as well as Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 11 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and Note 13 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Obligations

Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 13 to the Condensed Consolidated Financial Statements.

Environmental, Health and Safety Matters

We are subject to an evolving myriad of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that govern our production and distribution of crop and animal nutrients. These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) management and/or remediation of potential impacts to air, water quality and soil from our operations; (iii) disposal of waste materials; (iv) reclamation of lands after mining; (v) management and handling of raw materials; (vi) product content; and (vii) use of products by both us and our customers.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report includes detailed information about EHS matters. Following is an update of the portion of that information relating to climate change as well as a discussion of proposed water quality regulations for nutrient discharges in Florida.

Climate Change Regulation

Various governmental initiatives to limit greenhouse gas emissions are underway or under consideration around the world. The direct greenhouse gas emissions from our operations result primarily from:

•

Combustion of natural gas to produce steam and dry potash products at our Belle Plaine, Saskatchewan, and Hersey, Michigan Potash solution mines. To a lesser extent, at our Potash shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products.

•	The use of natural gas as a feedstock in the production of ammonia at our Faustina, Louisiana Phosphates plant.

•	Process reactions from naturally occurring carbonates in phosphate rock.

In addition, the production of energy and raw materials that we purchase from unrelated parties for use in our business and energy used in the transportation of our products and raw materials can result in greenhouse gas emissions. Both our direct and indirect greenhouse gas emissions may be affected by existing or future regulation.

Governmental greenhouse gas emission initiatives that are currently in place or under consideration include among others:

Climate Change Initiatives in Canada—Kyoto Protocol. In December 2002, the Prime Minister of Canada ratified the Kyoto Protocol, committing Canada to reduce its greenhouse gas emissions on average to six percent below 1990 levels through the first commitment period (2008-2012). Developments in Canada’s efforts to reduce greenhouse gases include:

•

In March 2008, Canada announced a new Climate Change Plan for Canada which established a target of reducing greenhouse gases 20% from 2006 levels by 2020. In May 2009, the Minister of Environment indicated implementation may be delayed to assure sufficient alignment with the evolving approach in the U.S. to avoid trade sanctions.

•

In May 2009, the Province of Saskatchewan, in which our Canadian potash mines are located, began to consider legislation intended to lead to the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. Key elements under consideration by the Province include a primary focus on achieving the 20% reduction by 2020 through technological advancements; creation of a Technology Fund to allow large final emitters of greenhouse gases to obtain required greenhouse gas emission credits by paying into the fund and using this fund for approved research and development projects targeted primarily at applied technological improvements; and creation of a “Green” Foundation Fund intended to be used more broadly for grass roots research and development.

We continue to work with the Canadian Fertilizer Institute, Saskatchewan Mining Association and Saskatchewan Potash Producers Association in negotiating with the Canadian federal and provincial governments, focusing on, among other matters, energy reduction initiatives as a means for reducing greenhouse gas emissions and addressing the implications of implementation of greenhouse gas emissions regulations in Canada on the competitiveness of Canadian industry in the global marketplace.

We have significantly reduced the energy intensity of our business over the last two decades through efficiency improvements, switching to lower energy demand technologies and cogeneration. We continue to focus on energy efficiency initiatives within our operations in order to reduce our need to purchase credits under the Climate Change Plan to apply against our greenhouse gas emissions. These initiatives include continued upgrading and optimizing of combustion equipment, applied research and development and grassroots research and development to advance opportunities and develop new technology.

Climate Change Initiatives in the United States. It appears increasingly likely that the United States will begin to limit greenhouse gas emissions through federal, state or local legislation or regulations. Current proposed federal legislation and regulation and state-led regional and local initiatives include, among others:

•

The U.S. House of Representatives has passed legislation that would establish a comprehensive program to reduce greenhouse gas emissions. This legislation could mandate increased use of renewable energy sources, increased energy efficiency, and an economy-wide emission cap and trade program. Many other bills have been introduced both in the House of Representatives and the Senate. We cannot predict when or whether legislation will be enacted, or what the final requirements might be.

•

In December 2009, the U.S. Environmental Protection Agency (“EPA”) finalized its previously proposed Endangerment Finding under the Clean Air Act that motor vehicles are sources of greenhouse gases that are reasonably anticipated to endanger public health and welfare. The Endangerment Finding requires EPA to regulate greenhouse gas emissions from motor vehicles, and EPA anticipates issuing final rules in late March or early April 2010 that will limit greenhouse gas emissions from motor vehicles beginning in Model Year 2012. While we do not believe the motor vehicle rule will have a direct material impact on us, the Clean Air Act has been widely interpreted to mean that the regulation of greenhouse gases in the motor vehicle rule would trigger regulation of greenhouse gas emissions through permitting for construction and operation of new major sources of greenhouse gas emissions or modifications to existing sources. EPA anticipates issuing, at approximately the same time as the motor vehicle rule, final rules to address this permitting. These rules are expected, in particular, to address the level of greenhouse gas emissions from stationary sources that would be subject to such permitting requirements and the time that these requirements would take effect. EPA has indicated, in correspondence to Congress, that these requirements are anticipated to be phased in beginning in 2011 and would apply to new sources or sources where modifications result in an increase of greenhouse gas emissions at an unspecified level above 25,000 tons of carbon equivalent per year. A number of members of the Congress have expressed opposition to EPA regulating greenhouse gases and have indicated that they are considering ways to block such EPA action. Although these permitting rules could apply to our domestic operations, we cannot reliably predict at this time what the final requirements might be, whether or when the final requirements might apply to us, whether they might adversely affect our results of operations, liquidity or capital resources, or whether the effects could be material to us.

•

The Florida Department of Environmental Protection (“FDEP”) is conducting rulemaking proceedings to develop a greenhouse gas cap and trade regulatory program applicable to electric utilities. Some public documents and discussions that are part of the FDEP’s rulemaking process have considered our Phosphates’ business segment’s electricity cogeneration facilities to be includable in such a regulatory program. We cannot predict when or whether the FDEP will establish a regulatory program applicable to our operations limiting greenhouse gas emissions, or what the final requirements will be. In addition, we cannot predict whether the federal legislation described above, if enacted, will preempt any such limitations imposed by the FDEP or leave them in place.

•

Coalitions of U.S. states are working together to develop regional greenhouse gas emission reduction programs through initiatives such as the Western Climate Initiative (“Western Initiative”), the Midwest Regional Greenhouse Gas Accord (“Midwest Accord”), and the Regional Greenhouse Gas Initiative (“Regional Initiative”). The Western Initiative issued design recommendations for a Western cap and trade program in September 2008, and continues work to develop several aspects of its program, such as greenhouse gas emission reporting and an emission offset program. The Midwest Accord issued preliminary design recommendations for a cap and trade program in May 2009, and continues work to develop its program. The Regional Initiative is a mandatory cap-and-trade program that limits CO2 emissions from electric power plants in ten U.S. states. The Regional Initiative conducted its first auction of emissions allowances in September 2008. We cannot predict when or whether these or other initiatives will establish a regulatory program applicable to our operations or that affects the supply and demand for energy or natural gas, or what the final requirements will be. In addition, we cannot predict whether the federal legislation described above, if enacted, will preempt the regional programs or leave them in place.

Any such legislation or regulation, if finalized, could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

The EPA has also finalized a greenhouse gas reporting rule that will require us to report certain aspects of our greenhouse gas emissions. We do not anticipate that compliance with this rule will have a material effect on our results of operations, liquidity or capital resources.

Our continuing focus on operational excellence in our Phosphates business segment is helping us reduce our indirect greenhouse gas emissions. For example, Phosphates’ normal chemical processes generate heat that can be captured and converted into electricity to replace some of the significant amounts of electricity we currently purchase. We already have waste heat recovery systems that generate a portion of Phosphates’ electricity needs and are continuing waste heat recovery initiatives that will deliver significant additional energy savings. These initiatives, along with energy efficiency and conservation measures, are intended to offset most or all of Phosphates’ electricity purchases and are expected to significantly reduce the indirect greenhouse gas emissions associated with our Phosphates business.

Operating Impacts Due to International Initiatives. Although international negotiations concerning greenhouse gas emission reductions and other responses to climate change are underway, final obligations in the post-Kyoto Protocol period after 2012 remain undefined. Any new international agreements addressing climate change could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.

Operating Impacts Due to Climate Change. The prospective impact of climate change on our operations and those of our customers and farmers remains uncertain. Some scientists have hypothesized that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels and that these changes could be severe. These impacts could vary by geographic location. Severe climate change could impact our costs and operating activities, the location and cost of global grain and oilseed production, and the supply and demand for grains and oilseeds. At the present time, we cannot predict the prospective impact of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.

Water Quality Regulations for Nutrient Discharges in Florida. In January 2010, the EPA proposed a rule that would impose numeric criteria for the discharge of nitrogen and/or phosphorous into Florida lakes and streams. The rule proposal is pursuant to the EPA’s settlement of litigation brought by environmental organizations in the U.S. District Court for the Northern District of Florida. The EPA’s proposed criteria would limit the discharge of nitrogen and/or phosphorous into Florida lakes and streams, and these levels could require us and other entities to control or limit these discharges substantially below current levels. We are evaluating the impact of the proposed criteria on our operations and preparing extensive comments to the EPA on the proposed rule. We cannot predict whether the EPA will finalize a numeric nutrient criteria rule, what the final terms of such a rule would be, whether prospective compliance with such a rule would adversely affect our results of operations, liquidity or capital resources, or whether any such adverse effects could be material to us.

Additional Information

For additional information about EHS matters, see Notes 11 and 13 to the Condensed Consolidated Financial Statements and Item 1A of Part II of this report.

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

Material uncertainties and other factors known to us are discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, Item 1A of Part II of our quarterly report on Form 10Q for the fiscal quarter ended August 31, 2009 and Item 1A of Part II of this report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 15 to the Consolidated Financial Statements in our 10-K Report and Note 14 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

At February 28, 2010 and May 31, 2009, the fair values of our Canadian and Brazilian foreign currency exchange contracts were ($7.0) million and ($16.4) million, respectively. The increase in the fair value during the first nine months of fiscal 2010 is primarily due to the maturing of out of the money Brazilian Real contracts. The table below provides information about our significant foreign exchange derivatives.

	As of February 28, 2010			As of May 31, 2009
	Expected Maturity Date		Fair Value	Expected Maturity DateFY 2010	Fair Value
(in millions)	FY 2010	FY 2011
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$171.3	$31.3	$(0.2)	$130.0	$11.5
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0506	1.0535		1.1927
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$289.0	$—	$(5.8)	$330.8	$(26.0)
Weighted Average Rate—Brazilian real to U.S. dollar	1.8547			2.1594
Notional (million US$)—short
Weighted Average Rate—Brazilian real to U.S. dollar
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$176.5	$—	$(2.3)	$295.0	$(4.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.8580			2.1078
Notional (million US$)—short	$108.5	$—	$1.3	$159.0	$2.6
Weighted Average Rate—Brazilian real to U.S. dollar	1.8391			2.0387

Total Fair Value			$(7.0)		$(16.4)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 14 to the Condensed Consolidated Financial Statements in this report.

Commodities

At February 28, 2010 and May 31, 2009, the fair value of our natural gas commodities contracts were ($19.1) million and ($91.2) million, respectively. The $72.1 million increase in fair value during the first nine months of fiscal 2010 is due primarily to a large number of contracts that matured at a loss.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of February 28, 2010					As of May 31, 2009
	Expected Maturity Date				Fair Value	Expected Maturity Date		Fair Value
(in millions)	FY 2010	FY 2011	FY 2012	FY 2013		FY 2010	FY 2011
Natural Gas Swaps
Notional (million MMBtu)—long	2.1	1.2	2.3	0.8	$(0.7)	4.4		$(9.1)
Weighted Average Rate (US$/MMBtu)	$4.89	$5.22	$5.20	$5.19		$5.98
Notional (million MMBtu)—short						4.2		$5.1
Weighted Average Rate (US$/MMBtu)						$4.47
Natural Gas 3-Way Collars
Notional (million MMBtu)	3.6	4.0			$(18.4)	24.0	4.0	$(87.2)
Weighted Average Call Purchased Rate (US$/MMBtu)	$8.00	$7.40				$8.74	$7.19
Weighted Average Call Sold Rate (US$/MMBtu)	$10.64	$9.88				$11.43	$9.60
Weighted Average Put Sold Rate (US$/MMBtu)	$6.94	$6.53				$7.65	$6.34
Natural Gas Fixed Physical Forwards
Notional (million MMBtu)
Weighted Average Rate (US$/MMBtu)

Total Fair Value					$(19.1)			$(91.2)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 14 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended February 28, 2010.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 13 to the Condensed Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 13 to the Condensed Consolidated Financial Statements:

•

Fosfertil Merger Proceedings. In December 2006, Fosfertil and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, our existing 20.1% ownership interests in Fosfertil would have been diluted to approximately 10% of the combined enterprise.

In June 2006, Mosaic Fertilizantes do Brazil S.A. (“Mosaic Brazil”) filed a lawsuit against Fosfertil, Fertifos Administracão e Participacão S.A. (“Fertifos”, the parent holding company of Fosfertil) and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Civil Court of the Central District in Sao Paulo, Brazil (the “Civil Court”), challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. Following various proceedings and decisions in the Brazilian courts, in August 2009, the Superior Court of Justice (the “Superior Court”) upheld an April 2007 decision against us by the Civil Court in this lawsuit. We requested clarification from the Superior Court about certain aspects of its August 2009 decision; however, in December 2009, we were informed that our request was denied. In March 2010, we filed an appeal to the Supreme Court against the Superior Court’s August 2009 decision.

In December 2006 and May 2007, Mosaic Brazil filed additional lawsuits in the Civil Court seeking annulment of the vote by Fertifos’ Board of Directors approving the proposed reorganization. These lawsuits were against (i) Fertifos and its directors on the grounds that the Board of Directors lacked statutory authority to decide the matter and (ii) Fertifos, its directors, and Fosfertil based on conflicts of interests on the part of the Fertifos’ directors appointed by Bunge Fertilizantes. In January 2009, the Civil Court ruled in favor of Mosaic Brazil in both of these lawsuits and declared the vote by Fertifos’ Board of Directors approving the proposed reorganization null and void. In April 2009, the defendants appealed the Civil Court’s rulings in Mosaic Brazil’s favor to the State Court of Appeal. The defendants’ appeals remain pending.

In February 2007, Mosaic Brazil petitioned the Brazilian Securities Commission, challenging, among other things, the valuation placed by the Bunge Parties on Fosfertil. The Brazilian Securities Commission’s analysis of the merits of this petition in order to determine whether or not to proceed with an investigation remains pending.

In connection with the pending acquisition of Mosaic Brazil’s and the Bunge Parties’ equity interests in Fertifos and Fosfertil by Vale, as discussed in Note 18 to the Condensed Consolidated Financial Statements, Mosaic, Mosaic Brazil and Vale have entered into certain agreements providing, as a condition precedent to the closing of the acquisition (the “Fosfertil Option Closing”), for the termination of these proceedings, or, alternatively, that Mosaic Brazil will assign its rights and obligations in connection with these proceedings to Vale and that Vale will indemnify Mosaic and its affiliates, including Mosaic Brazil, from any losses in connection with these proceedings.

In the event the Fosfertil Option Closing were not to occur, we intend to vigorously defend our rights in connection with the proposed reorganization should it be pursued by the Bunge Group under the terms as originally proposed by them. If such a reorganization were consummated on the proposed terms, we would own a smaller percentage of the combined enterprise based on the relative valuations ascribed to each entity in such reorganization.

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

•

Migratory Birds at our Carlsbad, New Mexico, Facility. Our potash facility in Carlsbad, New Mexico has implemented a program, in cooperation with federal authorities, to prevent and mitigate bird fatalities at nearby playa (intermittent) lakes that might potentially be associated with plant activities or operations. In the spring of 2008 there was an unusually high number of bird fatalities. These bird fatalities had been the subject of investigation and review by the U.S. Department of Justice, in conjunction with the U.S. Fish and Wildlife Service, under the Migratory Bird Treaty Act, which authorizes misdemeanor penalties for violations, including unlawful “takings” of migratory birds. Based on a discussion with a representative of the Department of Justice, it is our understanding that our Carlsbad, New Mexico, facility is no longer the subject of an active enforcement investigation. We no longer consider this matter to involve a pending or threatened legal or environmental proceeding.

ITEM 1A.	RISK FACTORS

Important risk factors that apply to us are outlined in Item 1A in our 10-K Report and in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009. The following material updates the risk factors from Item 1A in the 10-K Report that relate to permitting, climate change, climate change regulation and the possibility that permitting, financial assurance and other environmental, health and safety laws and regulations may become more stringent over time:

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

For example, we have applied to the U.S. Army Corps of Engineers for a federal wetlands permit to extend our South Fort Meade mine in central Florida from Polk County into Hardee County, where we also have reserves. We currently have one of the four draglines at our South Fort Meade mine positioned to begin mining the Hardee County Extension, pending receipt of this permit. Further delay in obtaining the permit could result in a change in our mining plans that would involve moving the idled dragline to another area of the mine to continue mining and a substantial additional delay in issuing the permits could potentially create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels and/or increase our costs. We cannot assure when the U.S. Army Corps of Engineers will issue the wetlands permit.

We have included additional discussion about permitting for our phosphate mines in Florida in Note 13 to the Condensed Consolidated Financial Statements.

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

In December 2009, the U.S. Environmental Protection Agency (“EPA”) finalized its previously proposed Endangerment Finding under the Clean Air Act that motor vehicles are sources of greenhouse gases that pose a threat to public health and welfare. Adoption of the Endangerment Finding began the process of regulating greenhouse gases under the Clean Air Act, and EPA anticipates issuing final rules in late March or early April 2010 that will limit greenhouse gas emissions from motor vehicles. EPA has also indicated that it anticipates issuing, at approximately the same time as the motor vehicle rule, final rules that would address greenhouse gas emissions impacts through permitting for construction of new major sources of greenhouse gas emissions or modifications to such sources. Although these permitting rules could apply to our domestic operations, we cannot reliably predict at this time what the final requirements might be, whether or when the final requirements might apply to us, whether they may adversely affect our results of operations, liquidity or capital resources, or whether the effects could be material to us.

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

The prospective impact of climate change on our operations and those of our customers and farmers remains uncertain. Some scientists have hypothesized that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels and that these changes could be severe. These impacts could vary by geographic location. At the present time, we cannot predict the prospective impact of climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.

The permitting, financial assurance and other environmental, health and safety laws and regulations to which we are subject may become more stringent over time. This could increase the effects on us of these laws and regulations, and the increased effects could be material.

Continued government and public emphasis on environmental, health and safety issues in the U.S., Canada, China, Brazil and other countries where we operate can be expected to result in requirements that apply to us and our operations that are more stringent than those that are described above and elsewhere in this report and the 10-K Report. These more stringent requirements may include among other matters increased levels of future investments and expenditures for environmental controls at ongoing operations which will be charged against income from future operations, increased levels of the financial assurance requirements to which we are subject, increased efforts or costs to obtain permits or denial of permits, and other matters that could increase our expenses, capital requirements or liabilities or adversely affect our business, liquidity or financial condition. In addition, to the extent restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the countries where we operate, our competitors could gain cost or other competitive advantages over us. These effects could be material.

Among other matters, in January 2010, the EPA proposed a rule that would impose numeric criteria for the discharge of nitrogen and/or phosphorous into Florida lakes and streams. The EPA’s proposed criteria would limit the discharge of nitrogen and/or phosphorous into Florida lakes and streams, and these levels could require us and other entities to control or limit these discharges substantially below current levels. We are evaluating the impact of the proposed criteria on our operations. We cannot predict whether EPA will finalize a numeric nutrient criteria rule, what the final terms of such a rule would be, whether prospective compliance with such a rule would adversely affect our results of operations, liquidity or capital resources, or whether any such adverse effects could be material to us.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

March 31, 2010

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2.a.	Form of Share Purchase Agreement and Other Covenants dated February 10, 2010 between Vale S.A. (“Vale”), Mineração Naque S.A. (“Nacque”), Vale International S.A. (“International”), The Mosaic Company (“Mosaic) and Mosaic Fertilizantes do Brasil S.A. (“Mosaic Brazil”)*		X

2.b.	Form of Option Agreement dated February 10, 2010 between Vale, Nacque, Mosaic and Mosaic Brazil*		X

2.c.	Form of Holdings Option Agreement dated February 10, 2010 between Vale, International, Nacque and Mosaic*		X

2.d.	Form of Standstill Commitment dated February 10, 2010 between Vale and Mosaic		X

2.e.	Form of amendment dated as of March 12, 2010 to Share Purchase Agreement and Other Covenants dated February 10, 2010 between Vale, Nacque, International, Mosaic and Mosaic Brazil		X

2.f.	Form of amendment dated as of March 12, 2010 to Option Agreement dated February 10, 2010 between Vale, Nacque, Mosaic and Mosaic Brazil		X

10.ii.a.	Form of amendment dated December 9, 2009 to Master Services Agreement dated December 29, 2006 between Mosaic and Cargill, Incorporated		X

10.ii.b.	Form of amendment dated January 7, 2010 to Product Supply Agreement dated January 20, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Brazil to Cargill Agropecuraria S.A.C.I. in Paraguay		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

*Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.

E-1