Form 10-K
period 2010-05-31
MOSAIC CO
filed 2010-07-23
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

As of November 30, 2009, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $8.64 billion based upon the closing price of these shares on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 445,486,732 shares of Common Stock, par value $0.01 per share, as of July 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended May 31, 2010 (Part I and Part II)
2.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2010 Annual Meeting of Stockholders (Part III)

2010 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients for the global agriculture industry. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in more than 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan, New Mexico and Michigan. We have other production, blending or distribution operations and equity investments in Brazil, China, India, Argentina, and Chile, and recently made a strategic equity investment in a new phosphate rock mine in Peru. Our operations include the top four nutrient-consuming countries in the world.

The Mosaic Company is a Delaware corporation that was incorporated in January 2004 to serve as the parent company of the business that was formed through the business combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated.

As of May 31, 2010, Cargill owned approximately 64.2% of our outstanding common stock. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into two reportable business segments: Phosphates and Potash. The following chart shows the respective contributions to fiscal 2010 net sales and operating earnings for each of these business segments and Corporate, Eliminations and Other:

Phosphates Segment—We are the largest integrated phosphate producer in the world and the largest producer of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Our Phosphates segment also includes our North American and international distribution activities. Our distribution activities include sales offices, port terminals and warehouses in the United States, Canada, and several other key international countries. In addition, the international distribution activities include blending, bagging and production facilities in Brazil and a number of other countries. We accounted for approximately 13% of estimated global production and 56% of estimated North American production of phosphate crop nutrients during fiscal 2010.

Potash Segment—We are the third-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We accounted for approximately 12% of estimated global potash production and 38% of estimated North American potash production during fiscal 2010.

Corporate, Eliminations and Other—Other net sales and operating earnings in the charts above include sales of nitrogen products and the results of our corporate operations.

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

Business Developments during Fiscal 2010

During fiscal 2010, a period of significant market uncertainty, we continued to execute against our strategic priorities. At the core of our strategy is a plan to extend our resource base and invest in the growth of both phosphates and potash. In the Potash segment, we are growing by investing in brownfield expansions. In the Phosphates segment, we are focusing on growing the value of our business and maintaining our position as one of the lowest cost phosphate producers in the world. Our global distribution network improves the access of our North American production assets to the global markets for our products and helps balance the seasonality of our business. In fiscal 2010 the steps we took to execute our strategic priorities including the following:

•

We continued the expansion of capacity in our Potash segment, in line with our view of the long-term fundamentals of that business. The planned expansions over the next several years are expected to increase our annual capacity for finished product by more than five million tonnes. We are positioning our expansion projects so that we are able to bring the additional capacity on line when market demand warrants.

•

We diversified our phosphate rock sources in alignment with our strategy. In the latter half of fiscal 2010, we entered into an agreement that we consummated on July 7, 2010 to acquire a 35% economic interest in a joint venture (the “Miski Mayo Joint Venture”), with subsidiaries of Vale S.A. and Mitsui & Co., Ltd., that owns a recently completed phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. We also entered into a commercial offtake supply agreement to purchase phosphate rock from the Miski Mayo Mine in a volume proportionate to our economic interest in the joint venture. Phosphate rock production at the Miski Mayo Mine and deliveries to us are expected to begin in the first half of fiscal 2011. The Miski Mayo Mine’s expected production capacity is 3.9 million tonnes per year, once full capacity is reached.

•

On February 11, 2010, we entered into agreements with Vale S.A. and its subsidiaries (“Vale”) under which Vale has call options to purchase from us, and we have put options to sell to Vale, our minority stake in Fertifos Administracão e Participacão S.A. (“Fertifos”) and Fertilizantes Fosfatados S.A. (“Fosfertil”), and our Cubatão facility in Brazil. These assets are part of our Phosphates segment. The aggregate sales price for these assets, if the options are exercised, is in excess of $1 billion. The sale is subject to a number of conditions. We have included additional information about this transaction under “Sale of Fosfertil and Cubatão Facility”.

•

We generated operating cash flow of $1.4 billion in fiscal 2010 and maintained cash and cash equivalents of $2.5 billion as of May 31, 2010. We were successful in investing in our business, divesting non-strategic assets and providing a significant cash return to our stockholders. Our strong cash flows allowed us to pay a special dividend of $578.5 million, or $1.30 per share, on December 3, 2009 in addition to quarterly dividends of $0.05 per share of common stock for each quarter of fiscal 2010.

•

We entered into a new unsecured three-year revolving credit facility of up to $500 million. This facility is available for revolving credit loans, swing line loans of up to $20 million and letters of credit of up to $200 million. Replacement of our prior credit facility with this new facility reflects the culmination of our efforts to achieve the goal we established at the time of formation of Mosaic to achieve investment grade credit ratings[1] and eliminate a non-investment grade financing and debt covenant structure.

We have included additional information about these and other developments in our business during fiscal 2010 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) that is incorporated by reference in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

After the end of fiscal 2010, on June 30 2010, certain environmental groups filed a lawsuit against the U.S. Army Corps of Engineers (the “Corps”) contesting its issuance of a federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County (the “Hardee County Extension”). On July 1, 2010, the court issued a temporary restraining order (“TRO”) prohibiting the Corps and us from conducting activities in jurisdictional waters of the United States in reliance on the federal wetlands permit issued by the Corps. The TRO remains in effect through July 28, 2010 unless modified or extended by the court. The court also held a hearing on plaintiffs’ motion for a preliminary injunction on July 22, 2010. If a preliminary injunction is entered by the court and mining of the Hardee County Extension is not permitted, we expect that we will need to shut down, in whole or in part, mining activities at the South Fort Meade mine for an indefinite period of time, resulting in layoffs of employees, significant costs to suspend operations, idle plant costs and possible other impacts on our Phosphates operations. We have included additional information about this lawsuit in our Management’s Analysis and in Note 21 of our Consolidated Financial Statements.

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

Phosphates Segment

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

In the second quarter of fiscal 2010, we implemented an international distribution strategy that realigned our business segments (the “Realignment”) to more clearly reflect our evolving business model. The Realignment consisted of moving from three to two business segments by combining our Offshore segment with our Phosphates segment. Our former Offshore business was principally an international distributor of crop nutrients. Our Phosphates business segment now includes our North American concentrated phosphate crop nutrient and animal feed ingredients operations, North American distribution activities, the results of PhosChem, and international distribution activities. The Realignment is intended to further align our strong global distribution resources with our North American production assets.

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients

We are the largest producer of concentrated phosphate crop nutrients and animal feed ingredients in the world. Our U.S. phosphates operations have capacity to produce approximately 4.4 million tonnes of phosphoric acid (“P2O 5”) per year, or about 9% of world capacity and about 45% of North American capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 3.6 million tonnes during fiscal 2010 and accounted for approximately 11% of estimated global production and 46% of estimated North American output during fiscal 2010.

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

MicroEssentials® is a value-added ammoniated phosphate product that is enhanced through a patented process that creates very thin platelets of sulfur and other micronutrients, such as zinc, on the granulated product. The patented process incorporates both the sulfate and elemental forms of sulfur, providing season long availability to crops.

In addition, our Phosphates segment is one of the largest producers and marketers of phosphate-based animal feed ingredients in the world. Production of our animal feed ingredients products is located at our New Wales, Florida facility. We market our feed phosphate primarily under the leading brand names of Biofos® and Multifos®.

Our primary phosphate crop nutrient and feed phosphate production facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned future phosphate mines in Florida:

Annual capacity by plant at May 31, 2010 and production volumes by plant for fiscal 2010 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate (a)/DAP/MAP MicroEssentials®/Feed Phosphate
Facility	Annual Operational Capacity (b)	Production	Annual Operational Capacity (b)	Production
Florida:
Bartow	1.0	0.8	2.1	1.8
New Wales	1.7	1.5	4.2	3.3
Riverview	0.9	0.7	1.7	1.5

	3.6	3.0	8.0	6.6
Louisiana:
Faustina	-	-	1.7	1.3
Uncle Sam	0.8	0.6	-	-

	0.8	0.6	1.7	1.3

Total	4.4	3.6	9.7	7.9

(a)	Our effective capacity to produce processed phosphates has been less than our nominal capacity except to the extent we purchase phosphoric acid.

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

We produced approximately 7.3 million tonnes of phosphate crop nutrients for fiscal 2010 and accounted for roughly 13% of estimated world output and 56% of estimated North American production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 13.3 million tonnes in fiscal 2010 and accounted for approximately 8% of estimated world production and 48% of estimated North American production. We are the world’s second largest miner of phosphate rock and currently operate five mines with a combined annual capacity of approximately 16.4 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.

All of our phosphate mines and related mining operations are located in central Florida. During fiscal 2010, we operated five active mines: Four Corners, South Fort Meade, Hookers Prairie, Hopewell and Wingate. We plan to develop two large mines at Ona and at Pine Level to replace mines that will be depleted, as we continue to operate, at various times during the next decade.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily located in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which our future Ona and Pine Level mines would also be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

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

The following table shows, for each of our phosphate mines, annual capacity at May 31, 2010 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)	Annual Operational Capacity (a)	2010			2009			2008
Facility		Production	Average BPL (b)	% P2O5 (c)	Production	Average BPL (b)	% P2O5 (c)	Production	Average BPL (b)	% P2O5 (c)
Four Corners	6.5	5.6	66.4	30.4	5.1	64.9	29.7	5.6	65.0	29.7
South Fort Meade	6.0	4.3	63.0	28.8	5.1	61.9	28.3	6.4	62.1	28.4
Hookers Prairie	2.0	1.8	64.8	29.7	1.6	64.8	29.7	2.3	64.6	29.6
Wingate	1.4	1.1	65.0	29.7	0.9	65.5	30.0	1.0	62.9	28.8
Hopewell (d)	0.5	0.5	68.7	31.4	0.5	70.9	32.4	0.5	68.8	31.5

Total	16.4	13.3	65.0	29.8	13.2	64.0	29.3	15.8	63.8	29.2

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

(c)

The percent of P2 O5 in the above table represents a measure of the phosphate content in phosphate rock or a phosphate ore body. A higher percentage corresponds to a higher percentage of phosphate content in phosphate rock or a phosphate ore body.

(d)	We expect to exhaust the Hopewell mine’s reserves in fiscal 2011.

We also purchase phosphate rock from time to time. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on product mix and tonnage requirements, our need for purchased phosphate rock could increase in the future in order to meet product specifications, particularly as we develop our proposed Ona and Pine Level mines. Our recent investment in the Miski Mayo Joint Venture and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine will allow us to reduce our purchases of phosphate rock from other suppliers, after production begins at the mine.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2010:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL (d)	% P2O5
Active Mines
Four Corners	57.5	(e)	65.5	30.0
South Fort Meade	48.3		62.7	28.7
Hookers Prairie	22.8	(f)	65.8	30.1
Hopewell	0.2	(g)	68.8	31.5
Wingate	35.9	(h)	63.2	28.9

Total Active Mines	164.7		64.2	29.4
Future Mining
Ona	245.5	(e)	63.4	29.0
Pine Level	148.0	(i)	64.8	29.6

Total Future Mines	393.5		63.9	29.3

Total Mines	558.2		64.0	29.3

(a)

Reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices.

(b)

Reserve estimates are generally established by our personnel without a third party review. There has been no third party review of reserve estimates within the last five years, except that in fiscal 2008, we engaged a third party to review the recoverable reserves at our Wingate mine’s Tract 2 pursuant to contractual requirements related to our acquisition of these reserves. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the United States Securities and Exchange Commission (“SEC”).

(c)	Of the reserves shown, 530.4 million tonnes are proven reserves, while approximately 1.6 million tonnes at Ona and 26.2 million tonnes at Pine Level are probable reserves.
(d)	Average product BPL ranges from approximately 63% to 69%.
(e)

The reserves shown above reflect a reclassification from the Four Corners mine to the Ona mine of 60.8 million tonnes previously assigned to Four Corners based on an engineering study completed late in fiscal year 2010.

(f)

Of the tonnes shown at Hookers Prairie, our lease of 1.2 million tonnes requires us to pay royalties of $2.00 per short ton of the reserves that we mine. In addition, our lease of 1.9 million tonnes requires us to pay royalties of $1.25 per short ton that are generally credited against $250,000 advance royalties that we paid when we entered into the lease.

(g)	We expect to exhaust the Hopewell mine’s reserves in fiscal 2011.
(h)

We acquired Wingate Tract 2, relating to 30.4 million tonnes of the reserves shown for the Wingate mine, in March 2004 pursuant to an agreement under which we paid the seller approximately $3.4 million in March 2010.

(i)

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

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:

•	Of the tonnes shown for the Wingate mine, 1.9 million tonnes are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•	We hold the reserves referred to in Note (e) to the above table under leases that we have rights to extend to 2015 and 2022, respectively.

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

•

We have a long-term mineral lease with SFMP. This lease expires on December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP total approximately $13 million annually at current shipment rates.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds to service debt and pay dividends to its equity owners.

•

The surface rights to approximately 619 acres shown in the table above for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Royalties on the approved leases equal approximately 5% of the six-month rolling average mining cost of production when mining these reserves. Under the lease, we paid $0.1 million in royalties to the U.S. government in fiscal 2010.

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

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.2 million long tons of sulfur during fiscal 2010. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.4 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck or rail either direct to our phosphate plants or have it sent to terminals for gathering that are located on the US gulf coast.

We own and operate sulfur terminals in Houston, Texas and in Tampa, Florida. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. We also own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf

Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck, rail and barge from nearby refineries.

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

Ammonia

We use ammonia together with phosphoric acid to produce both DAP and MAP. We used approximately 1.4 million tonnes of ammonia during fiscal 2010. Production of one tonne of DAP requires approximately 0.2 tonnes of ammonia.

Our Florida ammonia needs are supplied by offshore producers, under multi-year and annual contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in 2013, which we may extend for up to five additional years. A third party operates the Port Sutton ammonia facility pursuant to an agreement that expires in 2013, which we may extend for an unlimited number of additional five year terms, as long as we or the other party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in calendar 2010. Ammonia is transported by pipeline from the terminals to our production facilities. We have a service agreement with the pipeline provider for Bartow that will expire at the end of calendar 2010.

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

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipeline interconnected to the Henry Hub. We use over-the-counter swap and option contracts to forward price portions of future gas purchases. The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts. We purchase approximately 17 million MMbtu of natural gas per year for use in ammonia production at Faustina.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we purchase approximately two million MMbtu of natural gas per year in Florida only as a thermal fuel for various production processes.

Florida Land Holdings

We are a significant landowner in the State of Florida, which in the future is expected to return to its historical status as one of the fastest areas of population growth in the United States. We own land comprising approximately 250,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are not related to our operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our land assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps as part of a long-term future land use strategy to optimize the value of our land assets.

International Production

Our international operations include production in several key international countries. Our production facilities include plants that produce up to one million tonnes per year of single superphosphate (“SSP”) and granulated SSP crop nutrients by mixing sulfuric acid with phosphate rock. We have agreed to sell one of the SSP production facilities as described under “Sale of Fosfertil and Cubatão Facility” below.

Sale of Fosfertil and Cubatão Facility

Phosphates operations in Brazil include a 20.1% interest in Fosfertil through a 1.3% direct equity interest in Fosfertil and approximately a 33% equity interest in Fertifos. Fosfertil is a Brazilian publicly traded company and the largest phosphate-based crop nutrient producer in Brazil. Its subsidiary Ultrafertil, S.A., is a significant nitrogen company in Brazil. Fertifos is a holding company through which several fertilizer companies in Brazil own a 56.7% equity interest in Fosfertil. Our equity in net losses of Fosfertil and Fertifos for fiscal 2010 was $12.1 million.

Phosphates operations in Brazil also include a facility at Cubatão that produces SSP and animal feed ingredients and engages in bagging, blending, storage and warehouse operations.

On February 10, 2010, we entered into a Share Purchase Agreement and Other Covenants (the “Share Agreement”) with Vale. In connection with the Share Agreement:

(i)	We and Vale entered into an Option Agreement (the “Fosfertil Option Agreement”) pursuant to which we granted Vale a call option to purchase, and Vale granted us a put option to sell, (such call and put options being collectively referred to as the “Fosfertil Options”) the equity interests in a subsidiary of ours that has been formed to hold our minority equity interests in Fosfertil and Fertifos; and

(ii)	We and Vale entered into an Option Agreement (the “Holdings Option Agreement,” and together with the Share Agreement and the Fosfertil Option Agreement, the “Transaction Agreements”) pursuant to which we granted Vale a call option to purchase, and Vale granted us a put option to sell, (such put and call options being collectively referred to as the “Holdings Options” and together with the Fosfertil Options as the “Options”) our equity interests in subsidiaries that we formed to hold our Cubatão facility.

Exercise of the Options is subject to our entering into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with Vale with respect to the transactions contemplated by the Holdings Option Agreement on terms substantially consistent with those set forth in the Holdings Option Agreement and certain other conditions. If either Vale or we exercise their respective Options, the sale of the Cubatão facility is expected to follow the closing of the sale of our interests in Fosfertil and Fertifos.

Following the exercise of the Options, our Brazilian operations are expected to continue their fertilizer and animal feed ingredient blending and distribution operations in Brazil, as well as their production of SSP and port activities at the Paranagua, Brazil complex of Fospar S.A., a 62.1% owned subsidiary (“Fospar”). Accordingly, in order to facilitate the transactions contemplated by the Transaction Agreements, we have segregated our ownership of the Fosfertil and Fertifos stock and the Cubatão facility into separate subsidiaries. We anticipate that securing the necessary permits and completing other steps that we intend to take prior to the sale of our interests in Fosfertil and Fertifos and the Cubatão facility will be completed in the latter half of calendar 2010.

Under the Transaction Agreements, in general and subject to certain exceptions:

(i)	Vale has agreed to a standstill agreement under which neither it nor its subsidiaries will purchase any phosphate rock, phosphoric acid or phosphate fertilizer or animal feed ingredient mining or production assets in North America for a period of eighteen months;

(ii)	Vale has agreed that neither it nor its subsidiaries will engage in production/distribution or sale in Brazil of physically blended mineral fertilizers for a period of three years after the closing (the “Fosfertil Option Closing”) of the transactions contemplated by the Fosfertil Option Agreement;

(iii)	We have agreed that we will not engage in the phosphate mining business in Brazil for a period of three years after the Fosfertil Option Closing;

(iv)	The parties have entered into certain agreements providing, as a condition precedent to the Fosfertil Option Closing, for the termination of certain ongoing legal proceedings brought by Mosaic Brazil against Fosfertil, Fertifos and certain members of Bunge Group. These legal proceedings are described further under “Fosfertil Merger Proceedings” in Part I, Item 3, “Legal Proceedings” in this report;

(v)	Mosaic and Vale S.A. have guaranteed the obligations of their respective subsidiaries; and

(vi)	The parties have also entered into certain other commercial arrangements with respect to Fosfertil’s and the Cubatão facility’s potential continued supply of certain products and services to us.

The aggregate purchase price for Mosaic’s stakes in Fosfertil and Fertifos and the Cubatão facility is in excess of $1 billion.

Potash Segment

We are one of the leading potash producers in the world. We mine and process potash in Canada and the United States and sell potash in North America and internationally. The term “potash” applies generally to the common salts of potassium. Muriate of potash (“MOP”) is the primary source of potassium for the crop nutrient industry. Red MOP has traces of iron oxide. The granular and standard grade Red MOP products are well suited for direct fertilizer application and bulk blending. White MOP has a higher percent K2O. White MOP, besides being well suited for the agricultural market, is used in many industrial applications.

Our potash products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, in animal feed ingredients. We also sell potash to customers for industrial use. In addition, our potash products are used for de-icing and as a water softener regenerant.

We operate three potash mines in Canada, including two shaft mines with a total of three production shafts and one solution mine, as well as two potash mines in the United States, including one shaft mine and one solution mine. We also own related refineries at each of the mines.

The map below shows the location of each of our potash mines.

Our current potash annualized proven peaking capacity, excluding tonnage produced at Esterhazy for a third party pursuant to a contract described below, totals 10.4 million tonnes of product per year and accounted for approximately 14% of world capacity and 37% of North American capacity. Production during fiscal 2010, excluding tonnage produced for a third party at Esterhazy, totaled 5.2 million tonnes and accounted for approximately 12% of estimated world production and 38% of estimated North American production.

The following table shows, for each of our potash mines, capacity at May 31, 2010 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)			2010			2009			2008
Facility	Annualized Proven Peaking Capacity (a)(b)(c)	Annual Operational Capacity (a)(b)(d)	Ore Mined	Grade % K2O (e)	Finished Product	Ore Mined	Grade % K2O (e)	Finished Product	Ore Mined	Grade % K2O (e)	Finished Product
Canada
Belle Plaine—MOP	2.8	2.3	5.7	18.0	1.5	6.9	18.0	1.8	8.1	18.0	2.1
Colonsay—MOP	1.8	1.5	2.2	24.9	0.8	2.6	26.6	1.0	3.6	27.2	1.4
Esterhazy—MOP	5.3	4.8	6.7	24.1	2.3	8.3	25.1	3.0	11.3	25.5	4.1

Canadian Total	9.9	8.6	14.6	21.8	4.6	17.8	22.6	5.8	23.0	23.1	7.6
United States
Carlsbad—MOP	0.6	0.5	3.0	11.2	0.4	2.5	10.2	0.2	3.3	11.5	0.4
Carlsbad—K-Mag® (f)	1.1	1.0	2.7	6.7	0.6	2.7	6.4	0.6	3.1	7.2	0.8

Carlsbad Total	1.7	1.5	5.7	9.1	1.0	5.2	8.2	0.8	6.4	9.4	1.2
Hersey—MOP (g)	0.1	0.1	0.1	26.7	-	0.2	26.7	0.1	0.2	26.7	0.1

United States Total	1.8	1.6	5.8		1.0	5.4		0.9	6.6		1.3

Totals	11.7	10.2	20.4	18.3	5.6	23.2	19.4	6.7	29.6	20.2	8.9

Total excluding toll production (h)	10.4		19.3		5.2	20.9		5.9	26.8		7.9

(a)	Finished product.
(b)

Actual operating rates may vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions.

(c)	Represents full capacity assuming no turnaround or maintenance time.
(d)	Annual operational capacity is our estimated annual achievable production level.
(e)	Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(f)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(g)	The Hersey facility also mines, processes and sells salt.
(h)	We toll produce MOP at our Esterhazy mine for a third party under a contract discussed below under “Canadian Mines.”

Canadian Mines

We operate three Canadian potash facilities all located in the southern half of the Province of Saskatchewan, including our solution mine at Belle Plaine, two interconnected mine shafts at our Esterhazy shaft mine and our shaft mine at Colonsay.

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

Under a contract (the “PCS Tolling Contract”) with Potash Corporation of Saskatchewan Inc. (“PCS”), we mine and refine the customer’s potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our then-current calculations, in May 2009, we informed PCS that we believed that approximately 1.5 million tonnes of potash remained to be delivered to PCS under the contract after April 30,2009. PCS has filed a lawsuit against us contesting our basis and timing for termination of the contract and alleging damages based on our historical mining practices. We subsequently counterclaimed, alleging that PCS breached the PCS Tolling Contract by refusing to take delivery of approximately 0.9 million tonnes of potash that it ordered under the contract, primarily for delivery after April 30, 2009, due to the global financial and credit crisis. We believe the allegations in PCS’ lawsuit are without merit. We have included a further description of the lawsuit under “Esterhazy Potash Mine Tolling Contract Disputes” in Note 21 of our Consolidated Financial Statements. After expiration of the contract or during other periods to the extent we are not fully utilizing the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the contract is available to us for sales to any of our customers at then-current market prices.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	13,213	10,039	109,196	132,448
Leased from Province	51,568	65,429	137,735	254,732
Leased from others	-	320	22,837	23,157

Total under control	64,781	75,788	269,768	410,337

We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2094 to 2142.

We pay Canadian resource taxes consisting of the Potash Production Tax and capital taxes. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. We also pay the greater of (i) a capital tax on the paid-up capital of our subsidiaries that own and operate our Saskatchewan potash mines or (ii) a percentage of the value of resource sales from our Saskatchewan mines and we pay capital tax in other Canadian provinces. In addition to the Canadian resource taxes, royalties are payable to the mineral owners in respect of potash reserves or production of potash. We have included a further discussion of the Canadian resource taxes and royalties in our Management’s Analysis.

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

We have a long term potash capacity expansion plan in Saskatchewan, Canada in response to expected growth in global potash demand. We expect the total planned expansions to increase our annualized proven peaking capacity for finished product by more than five million tonnes. The expansions are projected to occur over the next decade, with the first expansion production expected to come on line in calendar 2010. We have included a further discussion of our potash capacity expansion plan in our Management’s Analysis.

United States Mines

In the United States, we have two potash facilities, including a shaft mine located in Carlsbad, New Mexico and a solution mine located in Hersey, Michigan.

Our potash mineral rights in the United States consist of the following:

	Carlsbad	Hersey	Total
Acres under control
Owned in fee	-	581	581
Long-term leases	73,781	1,799	75,580

Total under control	73,781	2,380	76,161

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

At the Carlsbad facility, we mine and refine potash from 73,781 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 294 million tonnes of potash mineralization (calculated after estimated extraction losses) in two mining beds evaluated at thicknesses ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 16 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 28 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 32 years and 25 years, respectively. During fiscal 2010, we increased the reserves at our Carlsbad facility by 180 million tonnes because we entered into leases that provided access to mineral rights that were previously not economical to mine, and because increased potash selling prices made areas of lower grade ore economical to mine.

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

Royalties for the U.S. operations amounted to approximately $9.6 million for fiscal 2010. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases.

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2010 for each of our mines is as follows:

(tonnes in millions)	Reserves (a)(b)		Potash Mineralization (a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	687.2	18.0	2,160.7
Colonsay	232.9	26.4	224.0
Esterhazy	593.5	24.5	409.4

sub-totals	1,513.6	21.8	2,794.1
United States
Carlsbad	294.3	7.4	-
Hersey	39.7	26.7	-

sub-totals	334.0	9.7	-

Totals	1,847.6	19.6	2,794.1

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

Natural Gas

Natural gas is used at our potash solution mines as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. Our two solution mines accounted for approximately 76% of our Potash segment’s total natural gas requirements for potash production in fiscal 2010. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 12 million MMbtu for fiscal 2010. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operations in Michigan and New Mexico purchase physical gas in their respective regional markets via the MichCon and El Paso Permian Basin market hubs as pricing references, respectively. We use financial derivative contracts to manage the price of portions of our future purchases.

SALES AND DISTRIBUTION ACTIVITIES

United States and Canada

We have a United States and Canada sales and marketing team that serves our business segments. We sell to wholesale distributors, retail chains, cooperatives, independent retailers and national accounts.

Customer service and the ability to effectively minimize the overall supply chain costs are key competitive factors in the crop nutrient and animal feed ingredients businesses. In addition to our production facilities, to service the needs of our customers, we own, lease or have contractual throughput or other arrangements at strategically located distribution warehouses along or near the Mississippi and Ohio Rivers as well as in other key agricultural regions of the United States and Canada. From these facilities, we market Mosaic produced phosphate and potash products for customers who in turn resell the product into the distribution channel or directly to farmers in the United States and Canada.

We own port facilities in Savage, Minnesota as well as warehouse distribution facilities in Pekin, Illinois, Louisville, Kentucky, Hendersonville, Kentucky, Melbourne, Kentucky and Houston, Texas which has a deep water berth providing access to the Gulf of Mexico.

In addition to the geographically situated facilities that we own, our U.S. distribution operations also include leased distribution space or contractual throughput agreements in other key geographical areas such as California, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Nebraska, New York, North Dakota, Pennsylvania and Texas.

Our Canadian customers include independent dealers and national accounts. We also lease and own warehouse facilities in Saskatchewan, Canada.

International

Outside of the United States and Canada, we market our Phosphates segment’s products through PhosChem, as well as our Phosphates segment’s own international distribution activities. During fiscal 2010, PhosChem marketed approximately 77% of our phosphate export sales volume. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 66% of total U.S. export volume of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, Australia, Japan, Brazil and Colombia. During fiscal 2010, PhosChem’s dry concentrated phosphates exports to Asia were 64% of total dry shipments by volume, with India representing 51% of PhosChem’s total dry concentrated phosphates export shipments.

Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex Limited (“Canpotex”). Canpotex is an export association of certain Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity. We currently supply approximately 37.1%, by volume, of Canpotex’s requirements. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Phosphates segment, which acquires its potash primarily through Canpotex. The largest amount of international potash sales are to China, India, Japan, Korea, Taiwan, Southeast Asia, Australia and Latin America.

Our Phosphates segment also purchases phosphates, potash and nitrogen products from, or markets these products for, unrelated third parties.

To service the needs of our customers, our international distribution activities include a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce blended crop nutrients (“Blends”) from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix differs based on seasonal and other factors. Our international operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends, and we expect to expand this role in the future. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, and is expected to continue to do so in the future.

The following maps show the locations of our primary distribution operations in South America and Asia:

Other Products

With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphates segment supplies animal feed ingredients for poultry and livestock to customers in North America, Latin America and Asia. Our potash sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, we sell potash for de-icing and as a water softener regenerant.

COMPETITION

Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale and transportation and storage efficiencies and obtain market intelligence.

Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth markets of Latin America and Asia, with port terminals, warehouses, and blending plants in Brazil, Argentina, Chile, China, and India. Our global presence allows us to efficiently serve customers in more than 40 countries.

Phosphates Segment

Our Phosphates segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price and, to a lesser extent, product quality, service and innovation, such as our MicroEssentials® product. Major integrated producers of feed phosphates are located in the United States, Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not miners of phosphate rock or manufacturers of phosphoric acid and are required to purchase this material on the open market.

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

We have a strong brand in several of the countries in which we have international distribution activities. In addition to having access to our own production, our international distribution activities have the capability to supply all three types of crop nutrients to our dealer/farmer customer base. Our presence in Latin America and Asia allows us to capitalize on the growth in nutrient demand in these large and growing international regions. In addition, our relationships with Cargill’s agricultural operations provide our international distribution activities with additional sales opportunities.

We are subject to many environmental laws and regulations in Florida and Louisiana that are often more stringent than those to which producers in other countries are subject.

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. We also ship product from Carlsbad, New Mexico, potash facility to our South American distribution centers. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that our potash cost structure is competitive in the industry and should improve as we achieve the expected increases in production from our planned expansions.

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

OTHER MATTERS

Employees

We had approximately 7,500 employees as of May 31, 2010, consisting of approximately 3,000 salaried and 4,500 hourly employees.

Labor Relations

As of May 31, 2010:

•

We had nine collective bargaining agreements with unions covering approximately 72% of our hourly employees in the U.S. and Canada. Of these employees, approximately 35% are covered under collective bargaining agreements scheduled to expire in fiscal 2011.

•

Agreements with eight unions covered all employees in Brazil, representing 68% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 22, 2010 is set forth below. Each of our executive officers has served in the positions listed in the table below since the Combination, except as expressly indicated below:

Name	Age	Position
Norman B. Beug	58	Senior Vice President—Potash Operations
Anthony T. Brausen	51	Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	58	Vice President—Phosphate Operations
Richard L. Mack	42	Executive Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	53	Senior Vice President—Commercial
James “Joc” C. O’Rourke	49	Executive Vice President—Operations
James T. Prokopanko	57	Chief Executive Officer, President and Director
Cindy C. Redding	51	Vice President—Human Resources
Lawrence W. Stranghoener	56	Executive Vice President and Chief Financial Officer
Linda Thrasher	44	Vice President—Public Affairs

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

Anthony T. Brausen. Mr. Brausen became Vice President—Finance and Chief Accounting Officer of Mosaic in April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company, a designer, manufacturer and marketer of floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products, since March 2000. From 1989-2000, Mr. Brausen held several financial management positions, including Vice President and Treasurer, Assistant Controller and Director of Investor Relations, with International Multifoods Corporation, a diversified publicly-traded food processor and distributor. From 1981-1989, Mr. Brausen held various positions with KPMG LLP.

Gary “Bo” N. Davis. Mr. Davis was elected Vice President—Phosphate Operations of Mosaic in June 2010. Previously, Mr. Davis had served as Vice-President—Phosphate Operations for all of Mosaic’s Florida and

Louisiana operations since 2007 and Vice President of Mining since Mosaic’s formation in 2004. Prior to the Combination, Mr. Davis held several positions at Cargill, including Vice President, Operations for the fertilizer division from 1999 to 2004. Mr. Davis has worked in the crop nutrient industry for over 30 years.

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

Richard N. McLellan. Mr. McLellan was elected as Senior Vice President—Commercial in April 2007. Previously, Mr. McLellan had served us as our Vice President—North American Sales since December 2005 and as Country Manager for our (and, prior to the Combination, Cargill’s) Brazilian crop nutrient business since November, 2002. Mr. McLellan joined Cargill in 1989 and held various roles in its Canadian and U.S. operations, including grain, retail and wholesale crop nutrient distribution.

James “Joc” C. O’Rourke. Mr. O’Rourke became Executive Vice President—Operations of Mosaic in January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit consisting of five gold and copper mines; and General Manager Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. Mr. O’Rourke had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984.

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

Cindy C. Redding. Ms. Redding was elected as Vice President-Human Resources effective July 30, 2007. Ms. Redding was previously Vice President-Human Resources of MDU Resources Group, Inc., a provider of value-added natural resource products and related services for energy and transportation infrastructure, since July 2003, and its Director of Human Resources from December 2002 to July 2003. Before that, Ms. Redding served from July 1998 until December 2002 in the positions of Director, Human Resources, Molded Plastics Division, as Corporate Benefits Planning & Delivery Manager, and as Manager, Strategic Staffing Services, for Sonoco Products Company, a global packaging company. Prior to that, Ms. Redding worked for Abbott Laboratories, a global health care company, as Manager, Human Resources, Abbott International Division, from 1997 to 1998. From 1980 to 1997, Ms. Redding worked in various business administration and human resource roles, domestic and international, for Amoco Corporation, a world-wide integrated energy company.

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

Competitors and potential new entrants in the markets for both concentrated phosphate crop nutrients and potash have announced plans to expand capacity over the next several years. The extent to which current global or local economic and financial conditions, changes in global or local economic and financial conditions, or other factors may cause delays or cancellation of some of these projects, or result in the acceleration of existing or new projects, is unclear. In addition, the level of exports by producers of concentrated phosphate crop nutrients in China depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.

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

The crop nutrient business is seasonal. Farmers tend to apply crop nutrients during two short application periods, the strongest one in the Spring before planting and the other in the Fall after harvest. As a result, the strongest demand for our products typically occurs during the Spring planting season, with a second period of strong demand following the Fall harvest. In contrast, we and other crop nutrient producers generally produce our products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales typically being the highest during the North American Spring season and our working capital requirements typically being the highest just prior to the start of the Spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

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

The distribution channels for crop nutrients have capacity to build significant levels of inventories. Significant levels of inventories in the distribution channels for crop nutrients can adversely affect our sales volumes and selling prices.

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

For example, in our fiscal quarter ended November 30, 2008, we recorded lower of cost or market inventory write-downs principally in our Phosphates segment. These lower of cost or market inventory write-downs, which totaled $293.5 million, were necessary because the carrying cost of certain ending inventories exceeded our estimates of future selling prices less reasonably predictable selling costs.

Our estimates of future selling prices reflect in part the purchase commitments we have from our customers. As a result, defaults on these existing purchase commitments because of the global or local economic and financial conditions or for other reasons could adversely affect our estimates of future selling prices and require additional inventory write-downs.

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

For fiscal 2010, we derived approximately 65% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	increased government ownership and regulation of the economy in the countries we serve;

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

The occurrence of any of the above in the countries in which we operate or elsewhere could jeopardize or limit our ability to transact business there and could adversely affect our revenues and operating results and the value of our assets located outside of the United States.

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

If additional excess rainfall or hurricanes continue to occur in coming years, our facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.

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

A denial of, or delay in issuing, these permits, the issuance of permits with cost-prohibitive conditions, legal actions that prevent us from relying on permits or revocation of permits, could prevent us from mining at these properties and thereby have a material adverse effect on our business, financial condition or results of operations.

For example:

•

In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009 environmental groups for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers with respect to its issuance of a federal wetlands permit.

•

Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to experience idle time with a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the U.S. Army Corps of Engineers issued the federal wetlands permit. We subsequently initiated site preparation activities to begin mining the extension property in the third quarter of calendar 2010.

On June 30, 2010, certain environmental groups filed a lawsuit contesting the issuance of the federal wetlands permit, alleging that the issuance of the permit violates several federal laws relating to the protection of the environment and was arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law. On July 1, 2010, the court issued a temporary restraining order prohibiting the Corps and us from conducting any activities in reliance on the federal wetlands permit issued by the Corps. The temporary restraining order remains in effect through July 28, 2010 unless modified or extended by the court. The court also held a hearing on plaintiffs’ motion for a preliminary injunction on July 22, 2010.

If a preliminary injunction is entered by the court and mining of the Hardee County Extension is not permitted, we expect that we will need to shut down, in whole or in part, mining activities at the South Fort Meade mine for an indefinite period of time, resulting in layoffs of employees, significant costs to suspend operations, idle plant costs and possible other adverse impacts on our Phosphates operations.

We have included additional discussion about permitting for our phosphate mines in Florida, including the lawsuit contesting the issuance of the federal wetlands permit for the extension of our South Fort Meade mine into Hardee County, under “Environmental, Health and Safety Matters—Permitting” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 21 of our Consolidated Financial Statements. This information is incorporated herein by reference.

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

Among other environmental laws, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act imposes liability, including for cleanup costs, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third party facilities or offsite disposal locations.

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

Among other matters, in January 2010, the U.S. Environmental Protection Agency (“EPA”) proposed a rule that would impose numeric criteria for the discharge of nitrogen and/or phosphorous into Florida lakes and streams. The EPA’s proposed criteria would limit the discharge of nitrogen and/or phosphorous into Florida lakes and streams, and these levels could require us and other entities to control or limit these discharges substantially below current levels. We are evaluating the impact of the proposed criteria on our operations. We cannot predict whether EPA will finalize a numeric nutrient criteria rule, what the final terms of such a rule would be, whether prospective compliance with such a rule would adversely affect our results of operations, liquidity or capital resources, or whether any such adverse effects could be material to us.

Regulatory restrictions on greenhouse gas emissions in the United States, Canada or elsewhere could adversely affect us, and these effects could be material.

Various governmental initiatives to limit greenhouse gas emissions are under way or under consideration around the world. These initiatives could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

Governmental greenhouse gas emission initiatives include among others:

•	Initiatives in the United States:

•

EPA Regulations. In December 2009, the EPA finalized its previously proposed Endangerment Finding under the Clean Air Act that motor vehicles are sources of greenhouse gases that are reasonably anticipated to endanger public health and welfare. Subsequently, on May 13, 2010, the EPA issued its final Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule (the “Tailoring Rule”). Under the Tailoring Rule, (i) beginning in January 2011, sources that are currently subject to the PSD requirements that undergo modifications that increase their greenhouse gas emissions by 75,000 short tons per year will be subject to PSD permitting requirements for greenhouse gas emissions and (ii) beginning in July 2011, new projects that are not otherwise subject to the PSD requirements will become subject to PSD requirements if they emit greenhouse gas emissions of more than 100,000 short tons per year.

•

Congressional Legislation. The U.S. House of Representatives has passed legislation that would establish a comprehensive program to reduce greenhouse gas emissions. This legislation could mandate increased use of renewable energy sources, increased energy efficiency, and an economy-wide emission cap and trade program. Many other bills have been introduced both in the U.S. House of Representatives and the U.S. Senate.

•

State Initiatives. The Florida Department of Environmental Protection (“FDEP”) is conducting rulemaking proceedings to develop a greenhouse gas cap and trade regulatory program applicable to electric utilities. Some public documents and discussions that are part of the FDEP’s rulemaking process have considered our Phosphates’ business segment’s electricity cogeneration facilities to be includable in such a regulatory program.

•

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

•

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

The prospective impact of potential climate change on our operations and those of our customers and farmers remains uncertain. Some scientists have hypothesized that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels and that these changes could be severe. These impacts could vary by geographic location. At the present time, we cannot predict the prospective impact of potential climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.

Some of our competitors and potential competitors have greater resources than we do which may place us at a competitive disadvantage and adversely affect our sales and profitability. These competitors include state-owned and government-subsidized entities in other countries.

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

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $2.5 billion at May 31, 2010. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

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

•

Our underground potash shaft mines are subject to risk from fire. In the event of a fire, if our emergency procedures are not successful, we could have significant injuries or deaths. In addition, fire at one of our underground shaft mines could halt our operations at the affected mine while we investigate the origin of the fire or for longer periods for remedial work or otherwise.

Our underground potash shaft mines at Esterhazy, Saskatchewan, Colonsay, Saskatchewan and Carlsbad, New Mexico are subject to risk from fire, For example, in January 2006, we experienced a fire at our Esterhazy mine. At the time of the fire, there were 72 mine workers underground. These mine workers were safely evacuated the following day. We halted operations at our Esterhazy mine for over a week during our investigation of the origin of the fire. Any failure of our safety procedures in the future could result in serious injuries or death, or lengthier shutdowns, which could result in significant liabilities and/or impact on the financial performance of our Potash business, including a possible material adverse effect on our results of operations, liquidity or financial condition.

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

We use sulfuric acid in the production of concentrated phosphates in our Florida and Louisiana operations. Some of our Florida and Louisiana facilities produce fluorosilicic acid, which is a hazardous chemical, for resale to third parties. We also use or produce other hazardous or volatile chemicals at some of our facilities. An accident involving any of these chemicals could result in serious injuries or death, or evacuation of areas near an accident. An accident could also result in property damage or shutdown of our facilities, or cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. As a result, an accident involving any of these chemicals could have a material adverse effect on our results of operations, liquidity or financial condition. For example, in October 2006, an explosion occurred at our Faustina, Louisiana ammonia plant, which is located adjacent to our phosphate production facility. As a result, the ammonia plant was idle for repairs until mid-January 2007.

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

Some of our customers require access to credit to purchase our products. A lack of available credit to customers in one or more countries, due to the global or local economic conditions or for other reasons, could adversely affect demand for crop nutrients.

For example, the recent global economic crisis reduced the availability of credit to borrowers worldwide. A lack of available credit was one of several significant factors that adversely affected international customers’ demand for crop nutrients in some countries in our fiscal year ended May 31, 2009.

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

As of May 31, 2010, Cargill owned 64.2% of the outstanding shares of our common stock. In addition, seven Cargill nominees are members of our twelve-member Board of Directors. Accordingly, Cargill effectively controls our strategic direction and significant corporate transactions, and its interests in these matters may conflict with the interests of other stockholders of Mosaic. As a result, Cargill could cause us to take actions that may not be beneficial to our other stockholders or that our other stockholders do not support.

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

Our stockholders may be adversely affected if Cargill were to, among other things, increase its ownership percentage of our common stock above 64.2% or seek additional representation on our Board of Directors, any of which could have an impact on the price of our common stock. Our stockholders may also be adversely affected if Cargill were to transfer all or a significant percentage of its interest in our common stock to a third party.

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

Cargill is also free to seek to increase its representation on the Mosaic Board of Directors above seven members. This action could further increase Cargill’s control over Mosaic and deter or delay an acquisition of Mosaic thereby having a negative impact on the price of our common stock.

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

In June 2006, Mosaic Fertilizantes do Brasil Ltda. (formerly known as Mosaic Fertilizantes do Brasil S.A.) (“Mosaic Brazil”) filed a lawsuit against Fosfertil, Fertifos and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Civil Court of the Central District in Sao Paulo, Brazil (the “Civil Court”), challenging the validity of corporate actions taken by Fosfertil and Fertifos in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fertifos to replace our representatives on the Fertifos Board of Directors and subsequent acts by the reconstituted Fertifos Board. Following various proceedings and decisions in the Brazilian courts, in August 2009, the Superior Court of Justice (the “Superior Court”) upheld an April 2007 decision against us by the Civil Court in this lawsuit. In March 2010, we filed an appeal to the Supreme Court against the Superior Court’s August 2009 decision.

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

In February 2007, Mosaic Brazil petitioned the Brazilian Securities Commission, challenging, among other things, the valuation placed by the Bunge Parties on Fosfertil. In connection with the pending acquisition of Mosaic Brazil’s equity interests in Fertifos and Fosfertil by Vale, as discussed under “Phosphates Segment—Sale of Fosfertil and Cubatao Facility” in Part I, Item 1, “Business,” Mosaic

Brazil and Vale have agreed to release and waive all rights in connection with these proceedings. Motions for dismissal have been filed with, and the dismissals are pending approval before, the applicable courts. As the motions for dismissal are approved by the courts, these proceedings will be concluded.

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

We have included information on dividend restrictions in Note 11 of our Consolidated Financial Statements.

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,482,473	$30.84	18,149,353
Equity compensation plans not approved by stockholders	-	-	-

Total	3,482,473	$30.84	18,149,353

(a)	Includes grants of stock options and time-based restricted stock units.
(b)	Includes weighted average exercise price of stock options only.

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

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2006 through 2010 under “Five Year Comparison,” in the financial information that is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have included our registered public accounting firm’s attestation report on our internal controls over financial reporting under “Report of Independent Registered Public Accounting Firm” in our annual report to stockholders.

This information is incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2010 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Nomination and Selection of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2010 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2010 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities,” and “Certain Relationships and Related Transactions—Registration Rights Agreement” included in our definitive proxy statement for our 2010 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2010 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2010 annual meeting of stockholders is incorporated herein by reference.

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

Date: July 22, 2010

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President (principal executive officer)	July 22, 2010

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	July 22, 2010

/s/ Anthony T. Brausen Anthony T. Brausen	Vice President—Finance and Chief Accounting Officer (principal accounting officer)	July 22, 2010

* Robert L. Lumpkins	Chairman of the Board of Directors	July 22, 2010

* Guillaume Bastiaens	Director	July 22, 2010

* Raymond F. Bentele	Director	July 22, 2010

* Phyllis E. Cochran	Director	July 22, 2010

* Richard D. Frasch	Director	July 22, 2010

* William R. Graber	Director	July 22, 2010

* Harold H. MacKay	Director	July 22, 2010

* William T. Monahan	Director	July 22, 2010

* James L. Popowich	Director	July 22, 2010

* David T. Seaton	Director	July 22, 2010

* Steven M. Seibert	Director	July 22, 2010

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as The Mosaic Company (“Mosaic”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic for October 22, 2004**

2.ii.	Letter Agreement dated April 11, 2005 to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004 and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

2.iii.	Form of Share Purchase Agreement and Other Covenants dated February 10, 2010 between Vale S.A. (“Vale”), Mineração Naque S.A. (“Nacque”), Vale International S.A. (“International”), The Mosaic Company (“Mosaic) and Mosaic Fertilizantes do Brasil S.A. (“Mosaic Brazil”)*	Exhibit 2.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.iv.	Form of Option Agreement dated February 10, 2010 between Vale, Nacque, Mosaic and Mosaic Brazil*	Exhibit 2.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.v.	Form of Holdings Option Agreement dated February 10, 2010 between Vale, International, Nacque and Mosaic*	Exhibit 2.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.vi.	Form of Standstill Commitment dated February 10, 2010 between Vale and Mosaic	Exhibit 2.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.vii.	Form of amendment dated as of March 12, 2010 to Share Purchase Agreement and Other Covenants dated February 10, 2010 between Vale, Nacque, International, Mosaic and Mosaic Brazil	Exhibit 2.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.viii.	Form of amendment dated as of March 12, 2010 to Option Agreement dated February 10, 2010 between Vale, Nacque, Mosaic and Mosaic Brazil	Exhibit 2.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Registration Statement on Form 8-A dated October 22, 2004**

3.ii.	Bylaws of Mosaic, as amended and restated effective July 2, 2009	Exhibit 3.2 to the Current Report on Form 8-K of Mosaic for July 2, 2009**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.ii.a.	Registration Rights Agreement, dated as of January 26, 2004, by and between Cargill and Mosaic	Annex C to the proxy statement/prospectus forming a part of Registration Statement No. 333-114300

10.ii.b.	Form of Service Agreement dated July 11, 2005 (effective July 7, 2005) between Mosaic Fertilizer, LLC and Cargill International SA, Ocean Transportation Division	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.c.	Form of Barter Agreement dated May 31, 2005 (effective July 7, 2005) between Cargill Agricola S.A. and Mosaic Fertilizantes Do Brasil S.A.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2005**

10.ii.d.	Form of Services Agreement dated May 16, 2006 between Banco Cargill S.A. and Mosaic Fertilizantes do Brasil S.A.	Exhibit 10.ii.q. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.e.	Form of Fertilizer Supply Agreement dated October 22, 2004 between Mosaic and Cargill’s Ag Horizons business unit	Exhibit 10.ii.t. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.f.	Form of Shared Service and Access Agreement at Port Cargill, MN dated October 22, 2004, between Cargill and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.jj. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.g.	Form of Shared Service and Access Agreement at Houston, TX dated October 22, 2004, between Cargill and GNS II (U.S.) LLC (now Mosaic Crop Nutrition, LLC)	Exhibit 10.ii.kk. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2006**

10.ii.h.	Form of Master Services Agreement (“Master Services Agreement”) dated December 29, 2006, between Cargill and Mosaic	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.i.	Form of agreement for Customer Financial Solutions between Mosaic Fertilizantes do Brasil S.A. and Banco Cargill S.A.	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2007**

10.ii.j.	Form of Supply Agreement dated September 14, 2007 between Cargill, Limited and Mosaic Canada Crop Nutrition, L.P. for the supply of fertilizer products in Canada	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.k.	Form of Offer of General Services dated September 14, 2007 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.l.	Form of Supply Agreement dated September 28, 2007 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I. for supply of DAP, MAP and MicroEssentials™ (S-15) in Argentina	Exhibit 10.ii.j. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2007**

10.ii.m.	Form of Barge Freight Contract dated January 23, 2008, between Cargo Carriers, a division of Cargill Marine & Terminal, Inc., and Mosaic Crop Nutrition, LLC	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.n.	Form of Fertilizer Agency Agreement dated January 23, 2008, between Mosaic Canada Crop Nutrition, LP and Cargill Limited	Exhibit 10.ii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.o.	Form of Supply Agreement for Feed Grade Phosphates dated January 23, 2008, between Mosaic Crop Nutrition, LLC and Cargill PLC	Exhibit 10.ii.h. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.ii.p.	Form of Supply Agreement dated April 25, 2008, for the purchase of approximately 2,400 metric tons of triple superphosphate by Mosaic de Argentina S.A. from Cargill S.A.C.I. in Argentina	Exhibit 10.ii.iii. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.q.	Form of Product Supply Agreement dated May 27, 2008, between Mosaic Fertilizantes do Brasil S.A. and Cargill Agricola S.A.	Exhibit 10.ii.jjj. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.r.	Form of Offer of Single Super Phosphate dated May 27, 2008 between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.kkk. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.s.	Form of Supply Agreement dated May 29, 2008 for DAP/MAP/S-15 between Mosaic Crop Nutrition, LLC and Cargill S.A.C.I.	Exhibit 10.ii.lll. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.t.	Form of Schedule of Services dated May 28, 2008 between Cargill Agricola, S.A., Mosaic Fertilizantes do Brasil, S.A., Mosaic Fertilizantes Ltda., Mosaic Fertilizantes Limited and Fospar, S.A. to the Master Services Agreement	Exhibit 10.ii.mmm. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.u.	Form of Supply Agreement dated May 29, 2008, for the sale of feed grade phosphates, urea and potash in North America between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Animal Nutrition, Inc.	Exhibit 10.ii.nnn. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.v.	Form of Product Supply Agreement dated May 29, 2008, between Mosaic Fertilizantes do Brasil S.A., Mosaic Fertilizantes Limited and Seara Alimentos S.A.	Exhibit 10.ii.ooo. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.w.	Forms of Renewals of Supply Agreements dated May 29, 2008, for the sale of feed grade phosphates in the Philippines and Thailand between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill, Incorporated.	Exhibit 10.ii.ppp. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.x.	Form of Renewal of Supply Agreement dated May 31, 2008, for the sale of feed grade phosphates in Vietnam, Indonesia and Taiwan between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Animal Nutrition, Inc.	Exhibit 10.ii.qqq. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.y.	Form of Renewal of Supply Agreement dated May 29, 2008, for sale of feed grade phosphates in the United Kingdom between Mosaic Crop Nutrition, LLC and Cargill PLC.	Exhibit 10.ii.rrr. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.z.	Form of Renewal of Supply Agreement dated May 31, 2008, for sale of monocalcium phosphates in Malaysia between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Desa Cargill Sdn. Bhd.	Exhibit 10.ii.sss. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.aa.	Form of Renewal of Supply Agreement dated May 31, 2008 for sale of monocalcium phosphates in Malaysia between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill Feed Sdn. Bhd.	Exhibit 10.ii.ttt. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2008**

10.ii.bb.	Form of Supply Agreement dated May 29, 2008, for the sale of feed grade phosphates in India between Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients and Cargill India	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.cc.	Form of Supply Agreement dated June 20, 2008 for the supply of industrial fine grade potassium chloride treated with triple superphosphate between Mosaic Canada Crop Nutrition, LP and Cargill Limited	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.dd.	Form of Supply Agreement dated July 18, 2008, between Phosphate Chemical Export Association, Inc. (“PhosChem”) and Cargill S.A.C.I. for spot sales of fertilizer products in Argentina	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.ee.	Form of Barter Arrangement dated March 2, 2010 between Mosaic de Argentina S.A. and Cargill S.A.C.I.		X

10.ii.ff.	Form of Agreement dated July 22, 2008 between PhosChem and Cargill Financial Services International, Inc. relating to participation by subsidiaries of Cargill, Incorporated in PhosChem’s fertilizer export sales to customers in India	Exhibit 10.ii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.ii.gg.	Form of renewal dated January 1, 2009 of agreement for the sale of white muriate of potash by Mosaic Crop Nutrition, LLC to Cargill, Incorporated’s salt business unit	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.ii.hh.	Form of renewal of agreement effective for the period December 22, 2008 through December 22, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil S.A. to Cargill Bolivia S.A. in Bolivia	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.ii.	Form of renewal of agreement effective for the period December 22, 2008 through December 22, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil S.A. to Cargill Agropecuaria S.A.C.I. in Paraguay	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.ii.jj.	Form of offer by Mosaic de Argentina S.A. to sell monoammonium phosphate and MicroEssentialsTM fertilizers to Cargill S.A.C.I. through August 31, 2010	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2009**

10.ii.kk.	Form of Supply Agreement dated September 30, 2009, for the sale of feed grade phosphates and potash in North America by Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients to Cargill Animal Nutrition, Inc.	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.mm.	Form of Barter Arrangement dated September 29, 2009, between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.nn.	Form of North America HR Shared Services Work Order dated October 1, 2009 under Master Services Agreement dated December 29, 2006 between Cargill, Incorporated and The Mosaic Company	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.oo.	Form of Supply Agreement dated September 28, 2009 for the sale of fertilizer products by Mosaic de Argentina S.A. to Cargill S.A.C.I.	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.pp.	Form of amendment dated December 9, 2009 to Master Services Agreement dated December 29, 2006 between Mosaic and Cargill, Incorporated	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

10.ii.qq.	Form of amendment dated January 7, 2010 to Product Supply Agreement dated January 20, 2009 for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Brazil to Cargill Agropecuaria S.A.C.I. in Paraguay	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

10.ii.rr.	Description of Related Party Transactions	Note 22 of Notes to the Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data”

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.a.***	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended October 8, 2009)	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.***	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of Mosaic’s Current Report on Form 8-K for May 26, 2005**

10.iii.d.***	Description of Mosaic Management Incentive Program		X

10.iii.e.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.f.***	Summary of Board of Director Compensation of Mosaic		X

10.iii.g.***	Supplemental Retirement Agreement, dated January 1, 2000, between Mosaic Canada ULC (formerly known as IMC Canada Ltd.) and Norman B. Beug	Exhibit 10.iii.q. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2007**

10.iii.h.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.i.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.4. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.j.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 4, 2006	Exhibit 99.5. to the Current Report on Form 8-K of Mosaic for August 2, 2006**

10.iii.k.***	Form of Retirement Compensation Arrangement Trust Agreement between Mosaic Canada ULC (formerly known as IMC Canada Ltd.), Mosaic Potash Esterhazy Limited Partnership (formerly known as IMC Esterhazy Canada Limited Partnership) and Royal Trust Corporation of Canada to provide benefits for certain Canadian employees	Exhibit 10.iii.s. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.l.***	Form of Amendment to Employee Restricted Stock Unit Award Agreements granted in 2006 and 2007 to executive officers under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.m.***	Form of Senior Management Severance and Change in Control Agreement, approved February 7, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.n.***	Form of Amended and Restated Senior Management Severance and Change in Control Agreement, approved February 7, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 29, 2008**

10.iii.o.***	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.p.***	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008	Exhibit 10.iii.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.q.***	Form of Indemnification Agreement between The Mosaic Company and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of The Mosaic Company for October 8, 2008**

10.iii.r.***	Form of The Mosaic Company Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.s.***	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.t.***	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.u.***	Form of amendments to Senior Management Severance and Change in Control Agreements and Amended and Restated Senior Management Severance and Change in Control Agreements	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the fiscal year Ended May 31, 2009**

10.iii.v.***	Form of Retirement Agreement dated July 31, 2009 between The Mosaic Company and Steven L. Pinney	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2009**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.w.***	Description of certain discretionary short-term incentive payouts for the fiscal year ended May 31, 2009

The material under

“Executive and Director

Compensation—Compensation

Discussion and Analysis—

Compensation Components

and Process—Annual

Incentives—Discretionary

Short—Term Incentive Payout

for Fiscal 2009” in the Proxy

Statement dated August 25,

2009 of The Mosaic Company**

10.iii.x.***	Description of anti-dilution payments to directors and employees	Item 5.02 of the Current Report on Form 8-K of Mosaic for December 9, 2009**

13	The portions of Mosaic’s annual report to stockholders that are specifically incorporated by reference		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Denotes management contract or compensatory plan.