Form 10-Q
period 2010-08-31
MOSAIC CO
filed 2010-10-12
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 445,654,205 common shares as of October 1, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31,
	2010	2009
Net sales	$2,188.3	$1,457.2
Cost of goods sold	1,683.6	1,235.0

Gross margin	504.7	222.2
Selling, general and administrative expenses	88.1	81.4
Other operating expenses	6.3	6.6

Operating earnings	410.3	134.2
Interest expense, net	7.0	14.9
Foreign currency transaction gain	2.0	13.1
Other income (expense)	(0.6)	0.4

Earnings from consolidated companies before income taxes	404.7	132.8
Provision for income taxes	109.6	32.8

Earnings from consolidated companies	295.1	100.0
Equity in net earnings of nonconsolidated companies	3.8	2.5

Net earnings including non-controlling interests	298.9	102.5
Less: Net earnings attributable to non-controlling interests	1.2	1.9

Net earnings attributable to Mosaic	$297.7	$100.6

Basic net earnings per share attributable to Mosaic	$0.67	$0.23

Diluted net earnings per share attributable to Mosaic	$0.67	$0.23

Basic weighted average number of shares outstanding	445.5	444.6
Diluted weighted average number of shares outstanding	446.9	446.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	August 31, 2010	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,362.7	$2,523.0
Receivables, net	553.9	599.6
Receivables due from Cargill, Incorporated and affiliates	18.2	15.2
Inventories	1,045.3	1,002.3
Deferred income taxes	128.7	115.7
Assets and investments held for sale	392.5	399.6
Other current assets	253.5	319.4

Total current assets	4,754.8	4,974.8
Property, plant and equipment, net of accumulated depreciation of $2,633.9 million and $2,542.9 million, respectively	5,658.1	5,465.6
Investments in nonconsolidated companies	442.8	54.7
Goodwill	1,758.5	1,763.2
Deferred income taxes	293.3	305.9
Other assets	164.4	143.5

Total assets	$13,071.9	$12,707.7

Liabilities and Equity
Current liabilities:
Short-term debt	$75.9	$83.1
Current maturities of long-term debt	12.6	15.2
Accounts payable	552.1	552.5
Trade accounts payable due to Cargill, Incorporated and affiliates	7.0	14.2
Accrued liabilities	681.0	605.4
Accrued income taxes	16.2	0.1
Deferred income taxes	34.3	33.4

Total current liabilities	1,379.1	1,303.9
Long-term debt, less current maturities	1,244.1	1,245.6
Deferred income taxes	481.3	501.7
Other noncurrent liabilities	908.7	908.1
Stockholders’ equity:
Common stock, $0.01 par value, 700.0 shares authorized:
Common stock, 445.6 and 445.4 shares issued and outstanding as of August 31, 2010 and May 31, 2010, respectively	4.5	4.5
Capital in excess of par value	2,536.4	2,523.0
Retained earnings	6,180.7	5,905.3
Accumulated other comprehensive income	309.1	289.4

Total Mosaic stockholders’ equity	9,030.7	8,722.2
Non-controlling interests	28.0	26.2

Total equity	9,058.7	8,748.4

Total liabilities and equity	$13,071.9	$12,707.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31,
	2010	2009
Cash Flows from Operating Activities
Net earnings including non-controlling interests	$298.9	$102.5
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	104.7	92.1
Deferred income taxes	(30.4)	11.6
Equity in net earnings of nonconsolidated companies, net of dividends	(3.8)	(2.5)
Accretion expense for asset retirement obligations	7.1	7.9
Stock-based compensation expense	13.1	14.2
Unrealized loss (gain) on derivatives	15.7	(38.4)
Excess tax benefit related to stock option exercises	(0.7)	(0.4)
Other	1.7	(0.7)
Changes in assets and liabilities:
Receivables, net	41.3	111.5
Inventories, net	(42.3)	78.9
Other current and noncurrent assets	61.9	8.9
Accounts payable	(27.5)	77.0
Accrued liabilities and income taxes	116.2	(299.8)
Other noncurrent liabilities	0.3	9.6

Net cash provided by operating activities	556.2	172.4
Cash Flows from Investing Activities
Capital expenditures	(294.7)	(236.2)
Purchase of equity investment	(385.3)	—
Other	(1.6)	0.1

Net cash used in investing activities	(681.6)	(236.1)
Cash Flows from Financing Activities
Payments of short-term debt	(90.9)	(63.2)
Proceeds from issuance of short-term debt	83.7	77.7
Payments of long-term debt	(3.7)	(17.4)
Proceeds from issuance of long-term debt	—	0.6
Payment of tender premium on debt	—	(5.5)
Proceeds from stock options exercised	1.5	2.2
Dividend paid to minority shareholder	(0.1)	(0.1)
Excess tax benefit related to stock option exercises	0.7	0.4
Cash dividends paid	(22.3)	(22.2)
Other	(1.9)	—

Net cash used in financing activities	(33.0)	(27.5)
Effect of exchange rate changes on cash	(1.9)	(13.3)

Net change in cash and cash equivalents	(160.3)	(104.5)
Cash and cash equivalents—beginning of period	2,523.0	2,703.2

Cash and cash equivalents—end of period	$2,362.7	$2,598.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $12.4 million in 2010 and $7.1 million in 2009, respectively)	$32.9	$39.6
Income taxes (net of refunds)	77.2	271.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2009	444.5	$4.4	$2,483.8	$5,746.2	$258.6	$22.2	$8,515.2
Net earnings including non-controlling interest	—	—	—	827.1	—	4.4	831.5
Foreign currency translation adjustment, net of tax of $41.3	—	—	—	—	97.1	1.1	98.2
Net actuarial loss and prior service cost, net of tax of $34.0 million	—	—	—	—	(66.3)	—	(66.3)

Comprehensive income						5.5	863.4
Stock option exercises	0.9	0.1	12.4	—	—	—	12.5
Amortization of stock based compensation	—	—	23.5	—	—	—	23.5
Dividends ($1.50 per share)	—	—	—	(668.0)	—	—	(668.0)
Dividends for non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Tax benefits related to share based compensation	—	—	3.3	—	—	—	3.3

Balance as of May 31, 2010	445.4	4.5	2,523.0	5,905.3	289.4	26.2	8,748.4
Net earnings including non-controlling interest	—	—	—	297.7	—	1.2	298.9
Foreign currency translation net of tax of $0.3 million	—	—	—	—	(4.0)	0.7	(3.3)
Net actuarial gain and prior service cost, net of tax benefit of $13.2 million	—	—	—	—	23.7	—	23.7

Comprehensive income						1.9	319.3
Stock option exercises	0.2	—	1.5	—	—	—	1.5
Amortization of stock based compensation	—	—	13.1	—	—	—	13.1
Dividends ($0.05 per share)	—	—	—	(22.3)	—	—	(22.3)
Dividends for non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Tax shortfall related to share based compensation	—	—	(1.2)	—	—	—	(1.2)

Balance as of August 31, 2010	445.6	$4.5	$2,536.4	$6,180.7	$309.1	$28.0	$9,058.7

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results also include our North American and international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products is approximately 83% for the three months ended August 31, 2010.

Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash outside the U.S. and Canada.

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 14 to our Condensed Consolidated Financial Statements for segment results.

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of August 31, 2010, and our results of operations and cash flows for the three months ended August 31, 2010 and 2009. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries, as well as the accounts of certain variable interest entities (“VIEs”) for which we are the primary beneficiary. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

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

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard (codified in December 2009 as Accounting Standards Update (“ASU”) No. 2009-17) that revises the guidance for consolidating variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess consolidation of a variable-interest entity. Additionally, in February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” which clarified that related parties should be considered when evaluating service contracts for determining whether a decision maker or a service provider fee represents a variable interest. These standards became effective for Mosaic on June 1, 2010, adoption of which did not have a material impact on our Condensed Consolidated Financial Statements. Disclosures required by these standards are included in Note 9 to our Condensed Consolidated Financial Statements.

Pronouncements Issued But Not Yet Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that requires entities to disclose separately significant transfers of assets and liabilities measured at fair value between Levels 1 and 2 of the fair value hierarchy, transfers into and out of Level 3, and the reasons for those transfers. This ASU also amends the reconciliation of the beginning and ending balances of Level 3 measurements to present information about purchases, sales, issuances and settlements on a gross basis. This standard became effective for Mosaic for the fiscal year ending May 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for us beginning in the first quarter of fiscal year 2012. As this standard impacts disclosure requirements only, the adoption of this additional guidance is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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

4. Classes of Common and Preferred Stock

Classes of common and preferred stock consist of the following:

	August 31, 2010	May 31, 2010
Preferred stock, $0.01 par value, 15.0 million shares authorized, none issued and outstanding as of August 31, 2010 and May 31, 2010	$—	$—
Common stock, $0.01 par value, 700.0 million shares authorized:
Class B common stock, none issued and outstanding as of August 31, 2010 and May 31, 2010	$—	$—
Common stock, 445.6 million and 445.4 million shares issued and outstanding as of August 31, 2010 and May 31, 2010, respectively	$4.5	$4.5

5. Earnings Per Share

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

	Three months ended August 31,
	2010	2009
Net earnings attributed to Mosaic	$297.7	$100.6

Basic weighted average common shares outstanding	445.5	444.6
Common stock issuable upon vesting of restricted stock awards	0.3	0.4
Common stock equivalents	1.1	1.3

Diluted weighted average common shares outstanding	446.9	446.3

Net earnings per share attributable to Mosaic—basic	$0.67	$0.23
Net earnings per share attributable to Mosaic—diluted	$0.67	$0.23

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 0.6 million shares of common stock subject to issuance upon exercise of stock options and restricted stock awards for the three months ended August 31, 2010 and 2009, respectively, has been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

6. Income Taxes

We record unrecognized tax benefits in accordance with the accounting standards. During the three months ended August 31, 2010 unrecognized tax benefits increased by $31.5 million. If recognized, approximately $3.3 million of that amount would affect our income tax expense in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $46.3 million and $40.5 million as of August 31, 2010, and May 31, 2010, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2007 and 2008, and the Canadian Revenue Agency for the fiscal years 2001 to 2008. Based on the information available as of August 31, 2010, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

7. Inventories

Inventories consist of the following:

	August 31, 2010	May 31, 2010
Raw materials	$45.8	$49.2
Work in process	233.3	295.5
Finished goods	703.5	573.4
Operating materials and supplies	62.7	84.2

	$1,045.3	$1,002.3

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended August 31, 2010 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2010	$537.2	$1,226.0	$1,763.2
Foreign currency translation	—	(4.7)	(4.7)

Balance as of August 31, 2010	$537.2	$1,221.3	$1,758.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exist.

9. Variable Interest Entities

A variable interest entity (“VIE”) is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE.

Mosaic is the primary beneficiary of and consolidates two VIE’s within our Phosphates segment: PhosChem and South Fort Meade Partnership, L.P. (“SFMP”). We determine whether we are the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE were designed to create and pass along to other entities, the activities of the VIE that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the VIE. We assess our VIE determination with respect to an entity on an ongoing basis. We did not identify any additional VIEs in which we hold a significant interest.

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $606.2 million and $415.0 million for the three months ended August 31, 2010 and 2009, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through on-going sales.

We determined that because we are PhosChem’s exclusive export agent for the marketing, solicitation of orders and freighting of dry phosphatic materials, we have the power to direct the activities that most significantly impact PhosChem’s economic performance. Because Mosaic accounts for the majority of sales volume marketed through PhosChem, we have the obligation to absorb losses or right to receive benefits that could be significant to PhosChem.

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three months ended August 31, 2010 or 2009. SFMP funds its operations in part through a fixed rate Senior Secured Note due December 15, 2010, with a balance of $4.5 million and $6.7 million as of August 31, 2010 and May 31, 2010, respectively. These amounts are included in current maturities of long-term debt in our Condensed Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We determined that because we control the day-to-day mining decisions and are responsible for obtaining mining permits, we have the power to direct the activities that most significantly impact SFMP’s economic performance. Because of our guaranteed rental and royalty payments to the partnership, we have the obligation to absorb losses or right to receive benefits that could potentially be significant to SFMP.

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	August 31, 2010	May 31, 2010
Current assets	$119.1	$161.7
Non current assets	51.3	52.0

Total assets	$170.4	$213.7

Current liabilities	$19.0	$35.0
Non current liabilities	—	—

Total liabilities	$19.0	$35.0

10. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $24.8 million and $26.2 million as of August 31, 2010 and May 31, 2010, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

Hutchinson, Kansas Sinkhole. In January 2005, a sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. At KDHE’s request, we then investigated the potential for subsidence or collapse at approximately 30 former salt

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. Subsequently, we entered into an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. The primary measures include our purchase of a number of homes in the Careyville development that is adjacent to the Hutchinson, Kansas facility in order to create a buffer between the former wells and residential property, our installation of an early detection monitoring system and well stability investigation along the railroad tracks, and the City of Hutchinson’s closure of a road. We have purchased or entered into agreements to purchase most of the homes required to create the buffer. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE were to request additional measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

In a related matter, on January 6, 2010, eleven residents of the Careyville development filed a lawsuit against one of our subsidiaries, Vigindustries Inc., in the District Court of Reno County, Kansas, alleging that the former salt solution wells give rise to actionable claims by the plaintiffs based on strict liability, negligence, nuisance, inverse condemnation and trespass. We subsequently removed the lawsuit to the United States District Court for the District of Kansas. The lawsuit alleges diminution in property values as a result of the operation and subsequent maintenance of the solution mines and the actions taken to address risks allegedly presented by the former salt solution mining wells at the Hutchinson, Kansas facility. The lawsuit was filed on behalf of the named plaintiffs and a putative class of property owners within the Careyville development. The lawsuit seeks damages in unspecified amounts for personal and property injuries, costs and attorneys’ fees, and unspecified equitable relief. In June 2010 and August 2010, the court granted our motions to dismiss all strict liability claims and to limit the negligence and nuisance claims to acts occurring after January 2000, respectively. Another resident of the Careyville development has also brought a separate lawsuit against us claiming an immaterial amount of damages. We believe that the allegations in these cases are without merit and intend to defend vigorously against them. We do not believe these lawsuits will have a material effect on our results of operations, liquidity or capital resources.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are finalizing similar orders for our New Wales, Riverview, and South Pierce, Florida facilities.

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors and has referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We have met several times with the DOJ and EPA to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA have expressed a desire to obtain financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued. As part of a comprehensive settlement, or should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, and we could also be required to pay significant civil penalties.

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

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the EPA and DOJ at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act (the “CAA”) for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride (the “NESHAP”) at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Florida Sulfuric Acid Plants. On April 8, 2010, the EPA Region 4 submitted an administrative subpoena to us under Section 114 of the CAA regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

Financial Assurances for Phosphogypsum Management Systems in Florida and Louisiana. In Florida and Louisiana, we are required to comply with financial assurance regulatory requirements to provide comfort to the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum management systems. The estimated discounted net present value of our liabilities for such closure and post-closure care are included in our asset retirement obligations, which are discussed in Note 14 to the Consolidated Financial Statements in the 10-K Report. In contrast, the financial assurance requirements in Florida and Louisiana are based on the undiscounted amounts of our liabilities in the event we were no longer a going concern. These financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we were unable to satisfy these financial strength tests in the future, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant governmental agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements.

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

Other Environmental Matters. Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, certain of our subsidiaries are involved or concluding involvement at several Superfund or equivalent state sites. Our remedial liability from these sites, alone or in the aggregate, currently is not expected to have a material effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phosphate Mine Permitting in Florida

As a large mining company, denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, or substantial delays in issuing the permits, legal actions that prevent us from relying on permits or revocation of permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels or increase our costs in the future.

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

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought a lawsuit in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. The lawsuit was against Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and sought a writ of certiorari invalidating the Manatee County Board approvals. In November 2009, the court denied the writ of certiorari. The plaintiffs have appealed that decision. We believe this suit is without merit and intend to defend vigorously against it. We do not anticipate that this suit will adversely affect our future mining plans for the Altman Extension.

The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for the Altman Extension in May 2008. The Sierra Club, Manasota-88, Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension. Mining on the Altman Extension has commenced and is continuing. In September 2010, the Jacksonville District Court deferred action on the parties’ respective motions for summary judgment, pending the result of our appeal to the Eleventh Circuit Court of Appeals (the “Eleventh Circuit”) of the Jacksonville District Court’s preliminary injunction in the litigation described below under “The Hardee County Extension of the South Fort Meade Mine,” stating the Jacksonville District Court’s view that the issues in the two cases are related. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade phosphate rock mine in central Florida straddle the county line between Polk and Hardee Counties. Mining in the Polk County portion of the South Fort Meade mine, which began in 1995, is now substantially completed, with only low-yield reserves left to be mined. In 2003, we began the permitting process to extend mining into Hardee County (the “Hardee County Extension”) and, by March 2009 had obtained all of the significant permits necessary for mining in the Hardee County Extension from several governmental agencies, other than a federal wetlands permit from the Corps under the CWA (the “Hardee County Extension Permit”). Ongoing delays in receiving the Hardee County Extension Permit impacted the scheduled progression of mining activities for the Hardee County Extension. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the Corps issued the Hardee County Extension Permit. We subsequently initiated site preparation activities to begin mining the Hardee County Extension.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 30, 2010, the Sierra Club, People for Protecting Peace River and Manasota-88 filed a lawsuit against the Corps in the Jacksonville District Court, contesting the Corps’ issuance of the Hardee County Extension Permit, alleging that the issuance of the permit violated the substantive and procedural requirements of the CWA, the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and was arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). Plaintiffs allege in their complaint that the permit improperly authorized the destruction of certain wetlands and streams that are associated with the headwaters of certain creeks and rivers that drain into the Charlotte Harbor, Florida, estuary and that mining for phosphate has an adverse impact on the local environment. Specific violations of NEPA and CWA asserted by plaintiffs include the Corps’ alleged (i) failure to find that an Environmental Impact Statement (“EIS”) was required; (ii) failure to conduct an adequate analysis under the CWA of alternatives; (iii) refusal to hold a public hearing; and (iv) failure to fully consider the cumulative effects of our South Fort Meade mine. Relief sought in the complaint included: (i) a declaration that the Corps violated its statutory and regulatory duties under the CWA, NEPA, ESA and APA; (ii) a temporary restraining order (“TRO”); (iii) preliminary and permanent injunctions requiring the Corps to rescind the permit; and (iv) enjoining the Corps from reissuing the permit until the Corps has complied with its statutory and regulatory duties under the CWA, NEPA, ESA and APA. On July 1, 2010, the Jacksonville District Court issued a TRO prohibiting the Corps and us from conducting activities in jurisdictional waters of the United States in reliance on the Hardee County Extension Permit. The TRO remained in effect through July 30, 2010.

On July 30, 2010, the Jacksonville District Court entered a preliminary injunction (the “Preliminary Injunction”) enjoining disturbance of jurisdictional waters of the United States in reliance on the Hardee County Extension Permit. The Jacksonville District Court found that plaintiffs failed to establish a likelihood of success on the merits of their NEPA claim but that plaintiffs had demonstrated a substantial likelihood of success on the merits of their claim that the Corps failed to adequately conduct their CWA alternatives analysis. The Jacksonville District Court also ordered a remand of the Hardee County Extension Permit to the Corps to adequately conduct an alternatives analysis, and further stated a public hearing should be conducted in conjunction with the remand. The order provides that the Preliminary Injunction is effective until the requisite alternatives analysis is accomplished and a permit is reissued by the Corps, or, alternatively, the case is decided in our favor.

On August 2, 2010, we appealed the Jacksonville District Court’s order to the Eleventh Circuit. In our appeal, we argued, among other matters, that the Jacksonville District Court erred in granting the Preliminary Injunction by: (i) failing to review the Corps’ actions with the level of deference required under the APA and substituting the Jacksonville District Court’s judgment for that of the Corps; (ii) ruling that the Corps’ CWA alternatives analysis was insufficient; (iii) finding that the plaintiffs had shown a substantial likelihood of success on the merits of their CWA claims; (iv) ordering a remand of the Hardee County Extension Permit to the Corps while the Preliminary Injunction is pending; and (v) weighing competing injuries and the public interest by issuing a de facto permit for us to mine in the Hardee County Extension outside of wetlands, effectively instituting an alternative that was rejected by the Corps.

On August 11, 2010, we requested the Jacksonville District Court for a limited stay (the “Limited Stay”) of the Preliminary Injunction. The Limited Stay would allow us to mine approximately 200 acres (“Phase I”) out of the approximately 10,000 acre Hardee County Extension. Phase I has approximately nine acres of wetlands, which we had already cleared for mining before the Jacksonville District Court issued the TRO. We estimate that the Limited Stay would allow us approximately four to six months of continued mining. We also requested an expedited ruling on the motion for Limited Stay, which the Jacksonville District Court denied on August 19, 2010. The Jacksonville District Court also announced that evaluation of the underlying merits of the case will not go forward during the pendency of our appeal to the Eleventh Circuit.

On August 20, 2010, we requested the Eleventh Circuit for (i) a Limited Stay permitting us to proceed with the limited mining in Phase I, and (ii) an expedited appeal. On September 9, 2010, the Eleventh Circuit granted

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the expedited appeal and declined our motion for the Limited Stay, without prejudice, however, to our renewal of it following the Jacksonville District Court’s ruling on our stay request. In early October, we renewed our request to the Eleventh Circuit for the Limited Stay as no ruling from the District Court had yet been issued.

Without the Hardee County Extension Permit, mining at the South Fort Meade mine could not continue without adverse consequences. Three draglines that extract phosphate rock had already exhausted available reserves in Polk County before the Jacksonville District Court issued the TRO and had been idled awaiting access to the new reserves in Hardee County. A remaining dragline was engaged in minimal phosphate rock extraction from low-yield reserves. Output from the single remaining dragline could not economically support the operating costs of the mine.

Accordingly, we indefinitely closed the South Fort Meade mine, including laying off approximately 60 employees and temporarily placing other employees in positions outside of our South Fort Meade mine. If either the Jacksonville District Court or the Eleventh Circuit grants our motion for the Limited Stay, we expect to call back the laid off employees. Absent receiving relief, such as the Limited Stay, mining activities at the South Fort Meade mine will remain shut down for an indefinite period.

The shutdown of the South Fort Meade mine is resulting in costs to suspend operations and idle plant costs. In addition, our production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production is estimated to be almost 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

Assuming successful execution of ongoing measures to mitigate the near-term adverse effects of the Preliminary Injunction, we do not currently expect any significant impact on sales volumes during fiscal 2011. These near-term mitigation activities include drawing down existing phosphate rock and finished product inventories; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines. Drawing down inventories is only a short-term solution; running our other mines at maximum operating rates cannot be sustained indefinitely as these mines were already operating at or near capacity; and purchasing phosphate rock from third parties will significantly reduce our gross margin. Our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction in the longer-term remains uncertain.

We believe that the plaintiffs’ claims in this case are without merit and intend to vigorously defend the Corps issuance of the Hardee County Extension Permit. However, if the plaintiffs were to prevail in this case, obtaining new or modified permits could significantly delay the mining of the Hardee County Extension and could result in more onerous mining conditions.

Central Florida Phosphate District Area-Wide Environmental Impact Statement

On August 24, 2010, we received official confirmation from the Corps that it plans to conduct an area-wide EIS (“AEIS”) for the central Florida phosphate district. We cannot predict the scope or timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On March 17, 2010, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) agreed to hear the defendants’ interlocutory appeal. The parties have filed their appellate briefs with the Seventh Circuit, and the court heard oral arguments from the parties on June 3, 2010.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri. The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. We filed an answer to the complaint responding that MicroEssentials® does not infringe the plaintiffs’ patent and that the plaintiffs’ patent is invalid. Following a hearing on March 17, 2010, at which the court construed plaintiffs’ patent in such a manner that our MicroEssentials® products would not infringe the patent, the plaintiffs agreed to dismiss their claims with prejudice, subject to a right to appeal the dismissal. Plaintiffs have subsequently appealed the dismissal.

We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Esterhazy Potash Mine Tolling Contract Disputes

Under a contract (the “PCS Tolling Contract”) with Potash Corporation of Saskatchewan Inc. (“PCS”), our wholly-owned subsidiary, Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”), mines and refines PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our then-current calculations, in May 2009, we informed PCS that we believed that approximately 1.5 million tonnes of potash remained to be delivered to PCS under the contract after April 2009 and, therefore, our obligation to supply potash to PCS would expire by the end of August 2010, and that we would cease delivery of product following that date. Our calculations assumed PCS would continue to take 1.1 million tonnes annually under the contract (which is the volume PCS elected to take for calendar 2009) and that our then-current mining plans and conditions would remain unchanged. In the first quarter of fiscal 2011, we updated our calculation of the expected expiration date of the contract to reflect PCS’ refusal, described more fully below, to take delivery in calendar 2009 of almost 0.9 million tonnes of potash that it ordered under the contract as a result of an alleged force majeure event (the “Force Majeure Tonnes”), as well as PCS’ election to take 0.9 million tonnes of potash under the contract in calendar 2010 and other relevant factors. Based on our updated calculations, we believe that at May 31, 2010 there were approximately 1.1 million remaining tonnes due under the PCS Tolling Contract. These 1.1 million remaining tonnes include the Force Majeure Tonnes. As noted below, the parties’ rights and obligations with respect to the Force Majeure Tonnes remain in dispute.

On or about May 27, 2009, PCS filed a lawsuit against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan, following our notice to PCS described in the preceding paragraph. In general terms, the lawsuit contests our basis and timing for termination of the PCS Tolling Contract; asserts that PCS’ rights to potash under the contract will not expire until at least 2012, and potentially later at current delivery rates; alleges that our notice is a threatened repudiation of the contract and would convert PCS’ reserves to our use; and asserts that the value of the potash at issue exceeds $1 billion. The lawsuit also alleges that we breached our contractual obligation to engage in good mining practices, resulting in saturated brine inflows in portions of our Esterhazy mine, which allegedly reduced the extraction ratio of potash from the mine. The lawsuit further claims that, if our Esterhazy mine were to flood, we could convert the mine to a solution mine and that, under such circumstances, we would be able to extract a greater portion of the reserves and that PCS would accordingly be entitled to additional potash under the PCS Tolling Contract. The lawsuit requests orders from the court declaring the amount of potash that PCS has a right to receive under the PCS Tolling Contract; that we deliver that amount of potash to PCS on a timely basis in accordance with the PCS Tolling Contract; restraining us from ceasing delivery of potash to PCS until a final order is issued by the court; and awarding damages to PCS for any conversion of PCS’ reserves and our alleged threatened repudiation of the contract, as well as costs, pre- and post-judgment interest and such further relief as the court may allow.

In June 2009, we filed a statement of defense against PCS’ claims as well as a counterclaim against PCS. In our statement of defense, we generally denied the alleged bases for PCS’ claims and asserted, among other defenses, that PCS’ lawsuit did not state a cause of action; that any claim for alleged poor mining practices was based on acts or omissions prior to 1986 and was time-barred; that provisions of the PCS Tolling Contract limit our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the PCS Tolling Contract limit our liability for performance or non-performance under the contract to approximately $10.0 million. We also noted that saturated brine inflows are a known risk in Saskatchewan potash mines and that each potash shaft mine in Saskatchewan and New Brunswick, including all five PCS potash shaft mines, has a history of inflows. Finally, our statement of defense requested a declaration by the court that based on our then-current mine plans and assuming a delivery rate of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 1.1 million tonnes of product per year, PCS’ entitlement to potash would terminate by the end of August 2010.

In addition, as noted above, PCS refused to take delivery of the Force Majeure Tonnes, following its April 2009 notice to us that it was no longer prepared to accept further shipments of product under the PCS Tolling Contract because of the global financial and credit crisis, stating that PCS no longer had the ability to physically receive, ship or store additional potash, and asserting that its inability to receive delivery of additional product was a force majeure event. We counterclaimed against PCS alleging that it breached the PCS Tolling Contract by failing to take delivery of potash that it ordered under the contract based on the alleged force majeure event. Our counterclaim seeks damages in an unspecified amount, pre-judgment interest, costs and such further relief as the court deems just.

In January 2010, PCS amended its statement of claim to, among other things, allege that Mosaic failed to make proper or adequate disclosure to PCS regarding Mosaic’s mining practices, the purpose and effect of which is to conceal from PCS the existence of claims PCS may have had in respect of Mosaic’s alleged failure to discharge properly its obligations under the PCS Tolling Contract.

In addition, in February 2010, PCS notified us that it was lifting its prior notice of force majeure but noted that it only intended to take a pro rata share of its nominated volume for calendar 2010. In March 2010, the court denied our motion to bar and strike, as not a proper subject for declaratory relief and as time-barred, PCS’ claim for alleged losses arising from saturated brine inflows in portions of our Esterhazy mine dating back to 1985 and 1986, on the basis that these determinations should be made by the trial judge based upon the evidentiary record established at trial. Trial in this matter is currently scheduled to begin September 6, 2011.

We believe that PCS’ allegations are without merit and intend to defend vigorously against them. While we cannot predict the outcome of this litigation at this stage of the proceedings, irrespective of its outcome, we believe that expiration of the contract will have a material positive effect on the volume of potash that we can produce for resale at then-current market prices, may result in an increase in our share of the sales of Canpotex (which are generally based on the operational capacities of the members) and could have a material positive effect on our results of operations, liquidity and capital resources.

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

11. Accounting for Derivative Instruments and Hedging Activities

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2010, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	August 31, 2010
Foreign currency derivatives	Foreign currency	US Dollars	1,030.6
Natural gas derivatives	Commodity	MMbtu	15.8
Ocean freight contracts	Freight	Tonnes	1.2

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

		Three months ended August 31,
Derivative Instrument	Location	2010	2009
Foreign currency derivatives	Cost of goods sold	$(4.3)	$(6.0)
Foreign currency derivatives	Foreign currency transaction gain (loss)	(5.8)	30.7
Commodity derivatives	Cost of goods sold	(2.3)	16.8
Freight derivatives	Cost of goods sold	(3.3)	(3.1)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	August 31, 2010	Location	August 31, 2010
Foreign currency derivatives	Other current assets	$1.8	Accrued liabilities	$(12.0)
Commodity derivatives	Other current assets	—	Accrued liabilities	(12.2)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(2.5)
Freight derivatives	Other current assets	2.8	Accrued liabilities	(1.5)

Total		$4.6		$(28.2)

(a)	In accordance with U.S. GAAP, the above amounts are disclosed at gross fair value and the amounts recorded on the Condensed Consolidated Balance Sheets are presented on a net basis, when permitted.

For additional disclosures about fair value measurement of derivative instruments, see Note 12 to the Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 31, 2010, was $26.7 million. We have $1.2 million of cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2010, we would be required to post $25.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

12. Fair Value Measurements

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities included in our Condensed Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	August 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$1.8	$1.0	$0.8	$—
Freight derivatives	2.8	—	—	2.8

Total assets at fair value	$4.6	$1.0	$0.8	$2.8

Liabilities
Foreign currency derivatives	$12.0	$1.1	$10.9	$—
Commodity derivatives	14.7	—	14.7	—
Freight derivatives	1.5	—	—	1.5

Total liabilities at fair value	$28.2	$1.1	$25.6	$1.5

We did not significantly change our valuation techniques from prior periods. Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Financial Statements at fair value on a recurring basis:

Foreign Currency Derivatives—We periodically enter into derivatives contracts in order to reduce our foreign currency exchange rate risk. We use forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows. One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. Our Canadian businesses generally hedge a portion of the currency risk exposure on anticipated cash inflows and outflows. Depending on the underlying exposure, such derivates can create additional earnings volatility because we do not use hedge accounting. We hedge certain of these risks through forward contracts and zero-cost collars. Effective June 1, 2010, our Brazilian and Argentina operations began hedging a portion of their currency risk exposure on anticipated cash inflows and outflows similar to the process in Canada. Our Brazilian business enters into foreign currency futures traded on the Futures and Commodities Exchange—Brazil Mercantile & Futures Exchange—and also enters into forward contracts to hedge foreign currency risk. We also use forward contracts to hedge our Argentine peso currency risk. The remainder of our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures, and use forward contracts to reduce foreign currency risk.

Commodity Derivatives—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of certain of our product inputs. Our commodity derivatives contracts primarily relate to purchases of natural gas and ammonia. We use forward purchase contracts, swaps, and three-way collars to reduce these risks. The use of these financial instruments reduces the exposure to these risks with the intent to reduce our risk and variability.

Freight Derivatives—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of our freight. We use forward freight agreements to reduce the risk and variability of related price

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in freight. The use of these financial instruments reduces the exposure to these risks with the intent to reduce our risk and variability.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	August 31, 2010		May 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,362.7	$2,362.7	$2,523.0	$2,523.0
Accounts receivable, including Cargill receivables	572.1	572.1	614.8	614.8
Accounts payable trade, including Cargill payables	559.1	559.1	566.7	566.7
Short-term debt	75.9	75.9	83.1	83.1
Long-term debt, including current portion	1,256.7	1,355.7	1,260.8	1,352.7

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

13. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of August 31, 2010, Cargill and certain of its subsidiaries owned approximately 64.1% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future. Certain agreements and transactions between Cargill and its affiliates and us are described below.

As of August 31, 2010, the net amount due from Cargill and its affiliates related to the above transactions totaled $10.7 million. At May 31, 2010, the net amount due to Cargill and its affiliates was $2.2 million.

Cargill made no equity contributions during the three months ended August 31, 2010 or during fiscal year 2010.

The Condensed Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended August 31,
	2010	2009
Transactions with Cargill and affiliates included in net sales	$41.1	$26.1
Transactions with Cargill and affiliates included in cost of goods sold	59.1	35.4
Transactions with Cargill and affiliates included in selling, general and administrative expenses	2.2	2.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of August 31, 2010 and May 31, 2010, the net amount due from our non-consolidated companies totaled $120.9 million and $140.8 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended August 31,
	2010	2009
Transactions with non-consolidated companies included in net sales	$189.8	$89.1
Transactions with non-consolidated companies included in cost of goods sold	162.4	131.2

14. Business Segments

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended August 31, 2010
Net sales to external customers	$1,581.1	$601.4	$5.8	$2,188.3
Intersegment net sales	—	20.5	(20.5)	—

Net sales	1,581.1	621.9	(14.7)	2,188.3
Gross margin	245.0	256.7	3.0	504.7
Operating earnings	178.0	218.0	14.3	410.3
Capital expenditures	64.4	227.1	3.2	294.7
Depreciation, depletion and amortization expense	61.1	40.0	3.6	104.7

Three months ended August 31, 2009
Net sales to external customers	$1,194.5	$248.9	$13.8	$1,457.2
Intersegment net sales	—	84.4	(84.4)	—

Net sales	1,194.5	333.3	(70.6)	1,457.2
Gross margin	114.5	124.6	(16.9)	222.2
Operating earnings (loss)	46.5	99.3	(11.6)	134.2
Capital expenditures	82.4	150.2	3.6	236.2
Depreciation, depletion and amortization expense	59.9	29.7	2.5	92.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Investment in Miski Mayo Mine

In the first quarter of fiscal 2011, we acquired a 35% economic interest in a joint venture, with subsidiaries of Vale S.A (“Vale”) and Mitsui & Co., Ltd., that owns a recently opened phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011.

16. Assets and Investments Held for Sale

On February 11, 2010, we entered into agreements with Vale under which we granted Vale call options to purchase from us, and Vale granted us put options to sell to Vale, our minority stake in Vale Fertilizantes S.A (formerly Fosfertil S.A. or “Fosfertil”), and our Cubatão facility in Brazil. These assets are reflected in our Condensed Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010 as assets and investments held for sale of $392.5 million and $399.6 million, respectively and are part of our Phosphates segment.

On September 29, 2010, we received gross proceeds for our minority stake in Fosfertil of approximately $1 billion which resulted in a pre-tax gain of approximately $700 million which will be recorded in the second quarter of fiscal 2011. We anticipate receiving gross proceeds in excess of $50 million for the sale of our Cubatão facility in the second half of fiscal year 2011. The sale is expected to result in a minimal gain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2010 (the “10-K Report”) and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2010 and 2009:

	Three months ended August 31,		2010-2009
(in millions, except per share data)	2010	2009	Change	Percent
Net sales	$2,188.3	$1,457.2	$731.1	50%
Cost of goods sold	1,683.6	1,235.0	448.6	36%

Gross margin	504.7	222.2	282.5	127%
Gross margin percentage	23.1%	15.2%
Selling, general and administrative expenses	88.1	81.4	6.7	8%
Other operating expenses	6.3	6.6	(0.3)	(5%)

Operating earnings	410.3	134.2	276.1	206%
Interest expense, net	7.0	14.9	(7.9)	(53%)
Foreign currency transaction gain	2.0	13.1	(11.1)	(85%)
Other income (expense)	(0.6)	0.4	(1.0)	NM

Earnings from consolidated companies before income taxes	404.7	132.8	271.9	205%
Provision for income taxes	109.6	32.8	76.8	234%

Earnings from consolidated companies	295.1	100.0	195.1	195%
Equity in net earnings of nonconsolidated companies	3.8	2.5	1.3	52%

Net earnings including non-controlling interests	298.9	102.5	196.4	192%
Less: Net earnings attributable to non-controlling interests	1.2	1.9	(0.7)	(37%)

Net earnings attributable to Mosaic	$297.7	$100.6	$197.1	196%

Diluted net earnings attributable to Mosaic per share	$0.67	$0.23	$0.44	191%
Diluted weighted average number of shares outstanding	446.9	446.3

Overview of Consolidated Results for the three months ended August 31, 2010 and 2009

Net earnings attributable to Mosaic for the three months ended August 31, 2010 were $297.7 million, or $0.67 per diluted share, compared with net earnings attributable to Mosaic of $100.6 million, or $0.23 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the first quarter of fiscal 2011 reflected a strong rebound in phosphate sales prices and potash sales volumes and production levels compared to very weak and uncertain market conditions in the same period in the prior year.

The North American crop nutrient market has shown significant improvement due to the strengthening outlook for agriculture fundamentals, driven by increased grain and oilseed prices toward the end of the first quarter of fiscal 2011. We also saw a recovery in international sales due to strong demand in Brazil. These improvements are in contrast to the rapid decline in overall market conditions that began in the second quarter of fiscal 2009 and carried through the first quarter of fiscal 2010.

The selling prices for our diammonium phosphate (“DAP”) products in the first quarter of fiscal 2011 were significantly higher than in the first quarter of fiscal 2010 due to strong agricultural fundamentals and higher demand in the current year compared to the same period in the prior year when prices fell sharply due to a rapid softening of agricultural fundamentals and re-calibration of the phosphate market which reflected, in part, lower raw material input costs. There has been a significant recovery in potash sales volumes from the low levels in the first quarter of fiscal 2010 due to the stabilization of prices for our potash products and an improvement in domestic customers’ purchasing behavior as grain and oilseed prices have been strong.

Higher raw materials costs partially offset the benefit received by the increase in market prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand for these raw materials in the current year compared to the year ago quarter. In addition, the price of sulfur was affected by lack of availability as supply has tightened due to refinery operating rates being low.

The increased demand for our phosphates and potash products has resulted in lower finished goods inventory levels in North America. In response to increased demand, we significantly increased our production rates in Potash in the first quarter of fiscal 2011 compared to the same quarter a year ago. In addition, in the first quarter of fiscal 2011, compared to the year ago period, our Phosphates concentrates production levels remained relatively high. However, our North American Phosphate rock production levels and inventories have decreased primarily due to a preliminary injunction (the “Preliminary Injunction”) entered by the court in a lawsuit contesting the issuance of a federal wetlands permit (the “Hardee County Extension Permit”) for the extension of mining at our South Fort Meade, Florida, phosphate rock mine into Hardee County (the “Hardee County Extension”) as discussed below.

Other Highlights

During the three months ended August 31, 2010:

•	We maintained a strong financial position, with cash and cash equivalents of $2.4 billion as of August 31, 2010.

•	We generated $556.2 million in cash flows from operations in the first quarter of fiscal 2011. The positive cash flow was primarily driven by net earnings and customer prepayments.

•

We acquired a 35% economic interest in a joint venture, with subsidiaries of Vale S.A (“Vale”) and Mitsui & Co., Ltd., that owns a recently opened phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011.

•

Certain environmental groups filed a lawsuit in federal district court against the U.S. Army Corps of Engineers (the “Corps”) contesting its issuance of the Hardee County Extension Permit, and the court issued the Preliminary Injunction, preventing us from relying on the permit. Without this permit, mining at the South Fort Meade mine could not continue without adverse consequences, and we have shut down the mine. Absent receiving relief, such as a limited stay from the trial court or appellate court which would allow us to re-commence mining activities in a predefined area of the Hardee County Extension, mining activities at the South Fort Meade mine will need to be shut down for an indefinite period. The shutdown is resulting in costs to suspend operations and idle plant costs. In light of near-term mitigation plans, we do not currently expect any significant impact on sales volumes during fiscal 2011; however, the cost of purchased phosphate rock will reduce our gross margin. Longer-term, our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction remains uncertain, and the shutdown could further significantly affect our results. We have included additional information about this lawsuit under “Environmental, Health and Safety Matters,” in Note 10 of our Consolidated Financial Statements and in Item 1A of Part II of this report.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. We expect the planned expansions to significantly increase our annual capacity for finished product over the next decade.

•

We recently began development of a destination resort and conference center in certain areas of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida.

Subsequent to the quarter ended August 31, 2010, we sold our interests in Fosfertil to a subsidiary of Vale for gross proceeds of approximately $1.0 billion. The sale resulted in a pre-tax gain of approximately $700 million in the second quarter of fiscal 2011, which will be recorded in non-operating income in our Condensed Consolidated Statement of Earnings.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended August 31,		2010-2009
(in millions, except price per tonne or unit)	2010	2009	Change	Percent
Net sales:
North America	$453.3	$294.8	$158.5	54%
International	1,127.8	899.7	228.1	25%

Total	1,581.1	1,194.5	386.6	32%
Cost of goods sold	1,336.1	1,080.0	256.1	24%

Gross margin	$245.0	$114.5	$130.5	114%

Gross margin as a percent of net sales	15%	10%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	854	683	171	25%
International	1,083	1,161	(78)	(7%)
Crop Nutrient Blends	699	702	(3)	—
Feed Phosphates	121	150	(29)	(19%)
Other(b)	305	194	111	57%

Total Phosphates Segment Tonnes(a)	3,062	2,890	172	6%

Average selling price per tonne:
DAP (FOB plant)	$431	$278	$153	55%
Crop Nutrient Blends (FOB destination)	408	401	7	2%
Average cost per unit:
Ammonia (metric tonne)	$391	$261	$130	50%
Sulfur (long ton)	152	30	122	407%

(a)	Excludes tonnes sold by PhosChem for its other member
(b)	Other volumes are primarily SSP, potash and urea sold outside of North America.

Three months ended August 31, 2010 and 2009

The Phosphates segment’s net sales increased to $1.6 billion for the three months ended August 31, 2010, compared to $1.2 billion in the first quarter of fiscal 2010. Higher average sales prices resulted in additional net sales of approximately $340 million.

Our average DAP selling price was $431 per tonne for the three months ended August 31, 2010, an increase of $153 per tonne or 55% from the prior year. The increase in selling prices was due to the factors discussed in the Overview. The increase in the selling price of crop nutrient blends (“Blends”) was minimal due to the mix of potash and nitrogen used in the production of Blends.

The Phosphates segment’s sales volumes increased to 3.1 million tonnes for the three months ended August 31, 2010 compared to 2.9 million tonnes in the same period a year ago due to the factors discussed in the Overview.

We consolidate the financial results of PhosChem. Included in our results for the three months ended August 31, 2010 is PhosChem revenue and cost of goods sold for its other member of $153.6 million, compared with $111.6 million for the first quarter in fiscal 2010.

Gross margin for the Phosphates segment increased to $245.0 million from $114.5 million in the first quarter of fiscal 2010 due to higher sales prices which had a favorable impact on gross margin of approximately $340 million, partially offset by higher costs of approximately $210 million. The higher costs were primarily due to higher raw material costs for sulfur and ammonia and the effect of lower mining production levels in the first quarter of fiscal 2011. Rock mining production levels are expected to continue to affect results until South Fort Meade resumes mining operations. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 15% for the three months ended August 31, 2010 compared to 10% a year ago.

In the first quarter of fiscal 2011, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $180 million compared with prior year results. The average consumed price for sulfur increased to $152 per long ton for the three months ended August 31, 2010 from $30 in the same period a year ago. The average consumed price for ammonia increased to $391 per tonne in the first quarter of fiscal 2011 from $261 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were also unfavorably impacted by net unrealized mark-to-market derivative losses of $3.9 million, mainly on freight derivatives, in the first quarter of fiscal 2011 compared to a gain of $9.7 million, primarily on natural gas derivatives, for the same period a year ago.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients increased to 2.2 million tonnes for the first quarter of fiscal 2011 compared with 2.0 million tonnes for the same period a year ago due to the factors discussed in the Overview. Our phosphate rock production was 2.3 million tonnes during the first quarter of fiscal 2011 compared with 3.5 million tonnes in the same quarter of fiscal 2010. Reduced phosphate rock production rates are expected to continue until our South Fort Meade mine resumes mining operations.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended August 31,			2010-2009
(in millions, except price per tonne or unit)	2010	2009		Change	Percent
Net sales:
North America	$388.4	$141.5		$246.9	174%
International	233.5	191.8		41.7	22%

Total	621.9	333.3		288.6	87%
Cost of goods sold	365.2	208.7		156.5	75%

Gross margin	$256.7	$124.6		$132.1	106%

Gross margin as a percent of net sales	41%	37%
Sales volume (in thousands of metric tonnes)
Crop Nutrients (a):
North America	677	109		568	521%
International	850	508		342	67%

Total	1,527	617		910	147%
Non-agricultural	151	178		(27)	(15%)

Total	1,678	795		883	111%

Average selling price per tonne:
MOP (FOB plant)	$331	$354	(b)	$(23)	(6%)

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)	Our previously reported average selling price for MOP has been adjusted to eliminate intersegment transactions.

Three months ended August 31, 2010 and 2009

The Potash segment’s net sales increased to $621.9 million for the three months ended August 31, 2010, compared to $333.3 million in the same period a year ago, primarily due to an increase in sales volumes that resulted in an increase in revenue of approximately $330 million, partially offset by a decline in average selling prices that resulted in a decrease in revenue of approximately $70 million.

The Potash segment’s sales volumes increased to 1.7 million tonnes for the three months ended August 31, 2010 compared to 0.8 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average muriate of potash (“MOP”) selling price was $331 per tonne in the first quarter of fiscal 2011, a decline of $23 per tonne compared with the same period a year ago. MOP selling prices have continued to decrease since February 2009, as prices have recalibrated.

Gross margin for the Potash segment increased from $124.6 million for the three months ended August 31, 2009 to $256.7 million for the same period this year. The gross margin was favorably impacted by approximately $190 million due primarily to an increase in sales volumes, which was partially offset by a decline in average potash selling prices which unfavorably impacted gross margin by approximately $70 million due to the factors described above. The gross margin was also favorably impacted by approximately $47 million in lower costs due primarily to higher production rates in the current period that resulted in a decrease in cost per tonne. This was partially offset by a $35 million increase in the Canadian resource taxes and royalties. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 41% for the three months ended August 31, 2010 compared to 37% for the same period a year ago.

We incurred $52.2 million in Canadian resource taxes and royalties for the three months ended August 31, 2010 compared with $17.2 million in the same period a year ago. The $35.0 million increase in these taxes and royalties was due primarily to the increase in sales volumes from the same period in the prior year partially offset by the deduction for capital expenditures related to our expansion projects.

Costs were unfavorably impacted by net unrealized mark-to-market derivative losses, primarily on natural gas derivatives, of $4.1 million for the three months ended August 31, 2010 compared with losses, primarily on natural gas derivatives, of $1.6 million for the same period a year ago.

We incurred $36.9 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the first quarter of fiscal 2011 compared to $28.0 million in the same period a year ago. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985.

For the three months ended August 31, 2010 and 2009, potash production was 1.4 million tonnes and 0.8 million tonnes, respectively. We have increased our production rates to meet increasing demand as described in the Overview.

Other Income Statement Items

	Three months ended August 31,		2010-2009		Percent of Net Sales
(in millions)	2010	2009	Change	Percent	2010	2009
Selling, general and administrative expenses	$88.1	$81.4	$6.7	8%	4%	6%
Other operating expenses	6.3	6.6	(0.3)	(5%)	—	—
Interest expense	12.4	18.8	(6.4)	(34%)	1%	1%
Interest (income)	(5.4)	(3.9)	(1.5)	38%	—	—

Interest expense, net	7.0	14.9	(7.9)	(53%)	—	1%
Foreign currency transaction gain	2.0	13.1	(11.1)	(85%)	—	(1%)
Other income (expense)	(0.6)	0.4	(1.0)	NM	—	—
Provision for income taxes	109.6	32.8	76.8	234%	5%	2%
Equity in net earnings of nonconsolidated companies	3.8	2.5	1.3	52%	—	—

Provision for Income Taxes

Three months ended August 31,	Effective Tax Rate	Provision for Income Taxes
2010	27.1%	$109.6
2009	24.7%	32.8

Income tax expense was $109.6 million and the effective tax rate was 27.1% for the three months ended August 31, 2010. For the first quarter of fiscal 2010, we had income tax expense of $32.8 million and an effective tax rate of 24.7%. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended August 31, 2010 and 2009:

	Three months ended August 31,		2010 - 2009

(in millions)	2010	2009	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$556.2	$172.4	$383.8	223%
Net cash used in investing activities	(681.6)	(236.1)	(445.5)	189%
Net cash used in financing activities	(33.0)	(27.5)	(5.5)	20%

As of August 31, 2010, we had $2.4 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2011. In addition, our Mosaic Credit Facility is available for working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the first three months of fiscal 2011, net cash provided by operating activities was $556.2 million, an increase of $383.8 million compared to the same period in fiscal 2010. During the three months ended August 31, 2010, operating cash flows were primarily generated from net earnings and customer prepayments.

Investing Activities

Net cash used in investing activities was $681.6 million for the three months ended August 31, 2010, compared to $236.1 million in the same period in fiscal 2010. The increase is due to our equity investment in the Miski Mayo Mine of $385 million and an increase in capital expenditures primarily related to our expansion projects in our Potash segment.

Financing Activities

Net cash used in financing activities for the three months ended August 31, 2010, was $33.0 million, compared to $27.5 million for the same period in fiscal 2010. The primary reason for the increase in cash used in financing activities was an increase in payments of short-term debt.

Debt Instruments, Guarantees and Related Covenants

See Note 11 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

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

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 10 to the Condensed Consolidated Financial Statements.

Environmental, Health and Safety Matters

We are subject to an evolving number of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that govern our production and distribution of crop and animal nutrients. These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) management and/or remediation of potential impacts to air, water quality and soil from our operations; (iii) disposal of waste materials; (iv) reclamation of lands after mining; (v) management and handling of raw materials; (vi) product content; and (vii) use of products by both us and our customers.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report includes detailed information about EHS matters. The following is an update of the portion of that information relating to permitting.

Permitting. We hold numerous environmental, mining and other permits or approvals authorizing operation at each of our facilities. Our ability to continue operations at a facility could be materially affected by a government agency decision to deny or delay issuing a new or renewed permit or approval, to revoke or substantially modify an existing permit or approval, to substantially change conditions applicable to a permit modification, or by legal actions that successfully challenge our permits.

Expansion of our operations or extension of operations into new areas is also predicated upon securing the necessary environmental or other permits or approvals. We have been engaged in, and over the next several years will be continuing, efforts to obtain permits in support of our anticipated Florida mining operations at certain of our properties. For years, we have successfully permitted mining properties and anticipate that we will be able to permit these properties as well.

A denial of our permits, the issuance of permits with cost-prohibitive conditions, substantial delays in issuing key permits, legal actions that prevent us from relying on permits or revocation of permits can prevent or delay our mining at the affected properties and thereby materially affect our business, results of operations, liquidity or financial condition:

•

In fiscal 2009, in connection with our efforts to permit the Altman Extension (the “Altman Extension”) of our Four Corners, Florida, phosphate rock mine, environmental groups for the first time filed a lawsuit in federal court contesting the issuance by the Corps of a federal wetlands permit. Although this lawsuit remains ongoing, the federal wetlands permit issued by the Corps remains in effect and mining on the Altman Extension has commenced and is continuing. We believe that the permit was issued in accordance will all applicable requirements and that it will ultimately be upheld.

•

Delays in receiving the Hardee County Extension Permit impacted the scheduled progression of mining activities for the Hardee County Extension. As a result, we began to experience idle time with a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the Corps issued the federal wetlands permit. We subsequently initiated site preparation activities to begin mining the Hardee County Extension.

On June 30, 2010, certain environmental groups filed a lawsuit against the Corps contesting its issuance of the federal wetlands permit, alleging that the issuance of the permit by the Corps violates certain federal laws relating to the protection of the environment. On July 30, 2010, the court entered the Preliminary Injunction enjoining disturbance of jurisdictional waters of the United States in reliance on the Hardee County Extension Permit until the Corps conducts certain further proceedings or until the case is decided in our favor. We have appealed the Preliminary Injunction and are seeking a partial stay to permit a limited amount of continued mining pending a definitive resolution of the case.

Without the Hardee County Extension Permit, mining at the South Fort Meade mine could not continue without adverse consequences. Draglines that are used to extract phosphate rock have exhausted reserves practically available in Polk County and are now idled awaiting access to the new reserves in Hardee County and/or recommencement of operations at South Fort Meade.

Accordingly, we have indefinitely closed the South Fort Meade mine. Absent receiving relief, such as a limited stay from the trial court or appellate court which would allow us to re-commence mining activities in a predefined area of the Hardee County Extension, mining activities at the South Fort Meade mine will need to be shut down for an indefinite period.

The shutdown of the South Fort Meade mine is resulting in costs to suspend operations and idle plant costs. In addition, our production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production is estimated to be almost 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

Assuming successful execution of ongoing measures to mitigate the near term adverse effects of the Preliminary Injunction, we do not currently expect any significant impact on sales volumes during fiscal 2011. Our mitigation activities include drawing down existing phosphate rock and finished product inventories; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate rock mines. Drawing down inventories is only a short-term solution; running our other mines at maximum operating rates cannot be sustained indefinitely as these mines were already operating at or near capacity; and the cost of purchased phosphate rock will significantly reduce our gross margin. Our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction in the longer-term remains uncertain.

In addition to adverse effects on us, our employees, and the state and local economies, a continued loss of production from the South Fort Meade mine will also ultimately cause a dramatic reduction in annual U.S. phosphate rock production, is one of several factors that we believe is causing supply uncertainty in global fertilizer markets, can affect product availability and price, and could play a significant role in causing another spike in agricultural commodity prices similar to market conditions in 2008.

We believe that the plaintiffs’ claims in this case are without merit and intend to vigorously defend the Corps issuance of the Hardee County Extension Permit. However, if the plaintiffs were to prevail in this case, obtaining new or modified permits could significantly delay the mining of the Hardee County Extension and could result in more onerous mining conditions.

•

We recently received official confirmation from the Corps that it plans to conduct an area-wide environmental impact statement for the central Florida phosphate district. Although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

•

In addition, in Florida, local community participation has become an increasingly important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance.

Additional Information

For additional information about phosphate mine permitting in Florida and the environmental proceedings in which we are involved, see Note 10 of our Condensed Consolidated Financial Statements and Item 1A of Part II of this report, which information is incorporated herein by reference.

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

•

further developments in the lawsuit involving the federal wetlands permit for the Hardee County Extension or another lawsuit relating to permits we need for our operations, including orders, rulings, injunctions or other actions by the court or actions by the plaintiffs, the Army Corps of Engineers or others in relation to the lawsuit, and any actions the Company may identify and implement in an effort to mitigate the effects of the lawsuit;

•

other difficulties or delays in receiving, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of, required governmental and regulatory approvals including permitting activities;

•	changes in the governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions;

•	the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	any significant reduction in customers’ liquidity or access to credit that they need to purchase our products;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•	the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business;

•	actual costs of asset retirement, environmental remediation, reclamation and other environmental obligations differing from management’s current estimates;

•	the costs and effects of legal proceedings and regulatory matters affecting us including environmental and administrative proceedings;

•	the success of our efforts to attract and retain highly qualified and motivated employees;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

•

accidents involving our operations, including brine inflows at our Esterhazy, Saskatchewan potash mine as well as potential inflows at our other shaft mines, and potential fires, explosions, seismic events or releases of hazardous or volatile chemicals;

•	terrorism or other malicious intentional acts;

•	other disruptions of operations at any of our key production and distribution facilities, particularly when they are operating at high operating rates;

•	changes in antitrust and competition laws or their enforcement;

•	actions by the holders of controlling equity interests in businesses in which we hold a noncontrolling interest;

•

Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase or decrease its ownership in Mosaic; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our 10-K Report and Item 1A of Part II of this report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 15 to the Consolidated Financial Statements in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of August 31, 2010 and May 31, 2010, the fair values of our Canadian, Brazilian, and Indian foreign currency exchange contracts were ($10.0) million and ($1.7) million, respectively. The table below provides information about our significant foreign exchange derivatives.

	As of August 31, 2010			As of May 31, 2010
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
(in millions US$)	FY 2011	FY 2012		FY 2011
Foreign Currency Exchange Forwards
Canadian Dollar
Notional—short USD	$545.4	$33.4	$(10.0)	$237.1	$(1.7)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0506	1.0487		1.0376
Foreign Currency Exchange Collars
Canadian Dollar
Notional USD	$29.4		$(0.4)
Weighted Average Participation Rate—Canadian dollar to U.S. dollar	1.0751
Weighted Average Protection Rate—Canadian dollar to U.S. dollar	1.0200
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional—long USD	$126.0	$—	$(1.0)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7768
Notional—short USD	32.0		$0.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.7704
Indian Rupee
Notional—long USD	$140.9		$1.3
Weighted Average Rate—Indian rupee to U.S. dollar	46.9646
Foreign Currency Exchange Futures
Brazilian Real
Notional—long USD	$75.0		$(0.2)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7742
Notional—short USD	$37.5		$0.1
Weighted Average Rate—Brazilian real to U.S. dollar	1.7567

Total Fair Value			$(10.0)		$(1.7)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of August 31, 2010 and May 31, 2010, the fair value of our natural gas commodities contracts were ($14.5) million and ($12.3) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of August 31, 2010				As of May 31, 2010
	Expected Maturity Date			Fair Value	Expected Maturity Date			Fair Value
(in millions)	FY 2011	FY 2012	FY 2013		FY 2011	FY 2012	FY 2013
Natural Gas Swaps
Notional (million MMBtu)—long	6.8	3.5	0.8	$(9.4)	8.4	3.5	0.8	$(1.9)
Weighted Average Rate (US$/MMBtu)	$4.55	$5.10	$5.15		$4.50	$5.13	$5.18
Natural Gas 3-Way Collars
Notional (million MMBtu)	1.6			$(5.1)	4.0			$(10.4)
Weighted Average Call Purchased Rate (US$/MMBtu)	$7.36				$7.39
Weighted Average Call Sold Rate (US$/MMBtu)	$9.82				$9.86
Weighted Average Put Sold Rate (US$/MMBtu)	$6.49				$6.52

Total Fair Value				$(14.5)				$(12.3)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended August 31, 2010.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 10 to our Condensed Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements:

•

Fosfertil Merger Proceedings. In December 2006, Vale Fertilizantes S.A. (formerly known as Fosfertil, S.A., or “Fosfertil”) and Bunge Fertilizantes S.A. (“Bunge Fertilizantes”) proposed a reorganization pursuant to which Bunge Fertilizantes would become a subsidiary of Fosfertil and subsidiaries of Bunge Limited (“Bunge Group”) would increase their ownership in Fosfertil. Pursuant to the proposed reorganization, our existing 20.1% ownership interests in Fosfertil would have been diluted to approximately 10% of the combined enterprise.

In June 2006, Mosaic Fertilizantes do Brasil Ltda. (formerly known as Mosaic Fertilizantes do Brasil S.A.) (“Mosaic Brazil”) filed a lawsuit against Fosfertil and other subsidiaries of Bunge Group (collectively, the “Bunge Parties”) in the Civil Court of the Central District in Sao Paulo, Brazil (the “Civil Court”), challenging the validity of corporate actions taken by Fosfertil in advance of the proposal for the reorganization. These corporate actions included, among other things, actions taken at an April 2006 meeting of the shareholders of Fosfertil to replace our representatives on the Fosfertil Board of Directors and subsequent acts by the reconstituted Fosfertil Board. Following various proceedings and decisions in the Brazilian courts, in August 2009, the Superior Court of Justice (the “Superior Court”) upheld an April 2007 decision against us by the Civil Court in this lawsuit. In March 2010, we filed an appeal to the Supreme Court against the Superior Court’s August 2009 decision.

In December 2006 and May 2007, Mosaic Brazil filed additional lawsuits in the Civil Court seeking annulment of the vote by Fosfertil’s Board of Directors approving the proposed reorganization. These lawsuits were against (i) Fosfertil and its directors on the grounds that the Board of Directors lacked statutory authority to decide the matter and (ii) Fosfertil and its directors based on conflicts of interests on the part of the Fosfertil’s directors appointed by Bunge Fertilizantes. In January 2009, the Civil Court ruled in favor of Mosaic Brazil in both of these lawsuits and declared the vote by Fosfertil’s Board of Directors approving the proposed reorganization null and void. In April 2009, the defendants appealed the Civil Court’s rulings in Mosaic Brazil’s favor to the State Court of Appeal. In connection with the sale of our equity interests in Fosfertil to Vale as discussed in Note 16 to our Condensed Consolidated Financial Statements, Mosaic Brazil and Vale have agreed to release and waive all rights in connection with these proceedings. Motions for dismissal have been filed with, and the dismissals have been approved by, or are pending approval before, the applicable courts. As the motions for dismissal are approved by the courts, these judicial proceedings will be concluded.

•

New Wales Multifos Kiln Testing Issues. We have reported to the EPA and the Florida Department of Environmental Protection (“FDEP”) certain irregularities in our testing related to compliance with the nitrous oxide emission limits in the air permit for a kiln used for production of Multifos animal feed at our New Wales, Florida, phosphate concentrates plant (“New Wales”). We have also reported to the FDEP a programming error within a digital processing unit at one of the sulfuric acid plants at New Wales that resulted in an emissions exceedance of sulfur dioxide. On June 24, 2010, the Florida Department of Environmental Protection issued a warning notice to Mosaic Fertilizer, LLC, related to these matters. We understand that both federal and state enforcement officials are considering whether to bring enforcement actions with respect to the testing irregularities. We cannot predict whether federal or state enforcement officials will bring enforcement actions or the amount or nature of any potential penalties or other liabilities that would be sought; however, we do not expect that resolution of this matter will have a material impact on our business or financial condition.

The following table shows, for each of our mines that is subject to the Federal Mine Safety and Health Act of 1977 (“MSHA”), the information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section references are to sections of MSHA.

		Florida Phosphate Rock Mines
Three Months Ended August 31, 2010	Potash Mine Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	15	11	—	—	3	7
Orders issued under Section 104(b)	—	—	—	—	—	—
Citations and orders under Section 104(d)	7	—	—	—	—	—
Violations under Section 110(b)(2)	—	—	—	—	—	—
Orders under Section 107(a)	—	—	—	—	1	1
Proposed assessments under MSHA	$54,185	$17,546	$—	$—	$3,830	$13,183
Mining-related fatalities	—	—	—	—	—	—
Notice under Section 104(e)	—	—	—	—	—	—
Notice of the potential for a pattern of violations under Section 104(e)	—	—	—	—	—	—
Pending legal actions before the Federal Mine Safety and Health Review Commission	—	—	—	—	—	—

ITEM 1A.	RISK FACTORS

Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “10-K Report”). As a result of developments in certain litigation brought by several environmental groups contesting a federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine in central Florida from Polk County into Hardee County, we believe that the risk factor in Item 1A of the 10-K Report that describes risks related to our dependence on having required permits and approvals from governmental authorities should be revised to read as follows:

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

For example:

•

In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009, in connection with our efforts to permit an extension of our Four Corners, Florida, phosphate rock mine, environmental groups for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers with respect to its issuance of a federal wetlands permit. The federal wetlands permit issued by the Corps remains in effect and mining of the extension of our Four Corners mine has commenced and is continuing, although this lawsuit remains pending before the United States District Court for the Middle District of Florida, Jacksonville Division.

•

Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the Corps issued the federal wetlands permit. We subsequently initiated site preparation activities to begin mining the extension property in reliance on the federal wetlands permit.

On June 30, 2010, certain environmental groups filed another lawsuit in the United States District Court for the Middle District of Florida, Jacksonville Division, contesting the issuance of the federal wetlands permit for the extension of our South Fort Meade mine into Hardee County, alleging that the issuance of the permit violates several federal laws relating to the protection of the environment. On July 30, 2010, the court entered a preliminary injunction preventing mining activities in jurisdictional waters of the U.S. in reliance on the permit until the Corps has completed an additional analysis of available alternatives under the Clean Water Act in accordance with the court’s order and a permit is reissued by the Corps, or the case is decided on its merits in our favor.

We have shut down the South Fort Meade mine because we cannot extend the mine into Hardee County in reliance on the federal wetlands permit.

Absent receiving relief, such as a limited stay from the trial court or appellate court which would allow us to re-commence mining activities in a predefined area in Hardee County, mining activities at the South Fort Meade mine will need to remain shut down for an indefinite period.

The shutdown is resulting in costs to suspend operations and idle plant costs. In addition, unless we are able to successfully implement ongoing mitigation measures, such as drawdown of existing inventories, purchases of phosphate rock from third parties and maximizing production from our other mines, we could experience an adverse impact on sales volumes during fiscal 2011. Moreover, drawing down inventories is only a short-term solution; running our other mines at maximum operating rates cannot be sustained indefinitely as these mines were already operating at or near capacity; and the cost of purchased phosphate rock will significantly reduce our gross margin. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees or result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer-term, conceivably adversely affect our liquidity and capital resources.

•

We recently received official confirmation from the Corps that it plans to conduct an area-wide environmental impact statement for the central Florida phosphate district. We cannot predict the scope or timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

We have included additional discussion about permitting for our phosphate mines in Florida, including the lawsuit contesting the issuance of the federal wetlands permit for the extension of our South Fort Meade mine into Hardee County and its potential effects on us, under “Environmental, Health and Safety Matters—Permitting” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 of our Condensed Consolidated Financial Statements.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 12, 2010

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.ii.a.	Form of Offer dated June 25, 2010 from Mosaic de Argentina S.A. to Cargill S.A.C.I. for the sale of solid and liquid fertilizer in Argentina		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

101	Interactive Data Files*

* To be filed by amendment

E-1