Form 10-Q/A
period 2010-08-31
MOSAIC CO
filed 2010-10-29
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended August 31, 2010 (the “10-Q Report”) solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. This amendment does not otherwise change or update the disclosures set forth in the 10-Q Report as originally filed and does not otherwise reflect events occurring after the original filing of the 10-Q Report.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the 10-Q Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 29, 2010

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.ii.a.	Form of Offer dated June 25, 2010 from Mosaic de Argentina S.A. to Cargill S.A.C.I. for the sale of solid and liquid fertilizer in Argentina		*

31.1	Certification Required by Rule 13a-14(a)		*

31.2	Certification Required by Rule 13a-14(a)		*

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		*

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		*

101.INS	XBRL Instance Document		**

101.SCH	XBRL Taxonomy Extension Schema Document		**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document		**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		**

*	Previously filed with the 10-Q Report
**	Furnished herewith

E-1