Form 10-Q
period 2010-11-30
MOSAIC CO
filed 2011-01-06
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 446,148,025 common shares as of December 31, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Net sales	$2,674.8	$1,709.7	$4,863.1	$3,166.9
Cost of goods sold	1,906.5	1,402.7	3,590.1	2,637.7

Gross margin	768.3	307.0	1,273.0	529.2
Selling, general and administrative expenses	89.3	82.9	177.4	164.3
Other operating expenses	20.8	24.0	27.1	30.6

Operating earnings	658.2	200.1	1,068.5	334.3
Interest expense, net	5.6	11.9	12.6	26.8
Foreign currency transaction loss	(30.9)	(22.6)	(28.9)	(9.5)
Gain on sale of equity investment	685.6	—	685.6	—
Other income (expense)	(0.3)	5.6	(0.9)	6.0

Earnings from consolidated companies before income taxes	1,307.0	171.2	1,711.7	304.0
Provision for income taxes	281.3	50.4	390.9	83.2

Earnings from consolidated companies	1,025.7	120.8	1,320.8	220.8
Equity in net earnings (loss) of nonconsolidated companies	1.1	(11.8)	4.9	(9.3)

Net earnings including non-controlling interests	1,026.8	109.0	1,325.7	211.5
Less: Net earnings attributable to non-controlling interests	1.2	1.2	2.4	3.1

Net earnings attributable to Mosaic	$1,025.6	$107.8	$1,323.3	$208.4

Basic net earnings per share attributable to Mosaic	$2.30	$0.24	$2.97	$0.47

Diluted net earnings per share attributable to Mosaic	$2.29	$0.24	$2.96	$0.47

Basic weighted average number of shares outstanding	445.8	445.0	445.6	444.8
Diluted weighted average number of shares outstanding	447.3	446.5	447.1	446.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	November 30, 2010	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,659.4	$2,523.0
Receivables, net	651.0	599.6
Receivables due from Cargill, Incorporated and affiliates	20.6	15.2
Inventories	816.9	1,002.3
Deferred income taxes	111.8	115.7
Assets and investments held for sale	54.4	399.6
Other current assets	210.2	319.4

Total current assets	5,524.3	4,974.8
Property, plant and equipment, net of accumulated depreciation of $2,759.4 million and $2,542.9 million, respectively	5,969.0	5,465.6
Investments in nonconsolidated companies	442.0	54.7
Goodwill	1,794.2	1,763.2
Deferred income taxes	289.8	305.9
Other assets	180.1	143.5

Total assets	$14,199.4	$12,707.7

Liabilities and Equity
Current liabilities:
Short-term debt	$54.5	$83.1
Current maturities of long-term debt	466.3	15.2
Accounts payable	532.5	552.5
Trade accounts payable due to Cargill, Incorporated and affiliates	6.8	14.2
Accrued liabilities	663.6	605.5
Deferred income taxes	46.3	33.4

Total current liabilities	1,770.0	1,303.9
Long-term debt, less current maturities	788.4	1,245.6
Deferred income taxes	501.1	501.7
Other noncurrent liabilities	869.1	908.1
Stockholders’ equity:
Common stock, $0.01 par value, 700.0 shares authorized:
Common stock, 446.1 and 445.4 shares issued and outstanding as of November 30, 2010 and May 31, 2010, respectively	4.5	4.5
Capital in excess of par value	2,556.0	2,523.0
Retained earnings	7,184.0	5,905.3
Accumulated other comprehensive income	496.7	289.4

Total Mosaic stockholders’ equity	10,241.2	8,722.2
Non-controlling interests	29.6	26.2

Total equity	10,270.8	8,748.4

Total liabilities and equity	$14,199.4	$12,707.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30,
	2010	2009
Cash Flows from Operating Activities:
Net earnings including non-controlling interests	$1,325.7	$211.5
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	210.4	231.0
Deferred income taxes	6.1	34.9
Equity in (net earnings) loss of nonconsolidated companies, net of dividends	(1.8)	9.3
Accretion expense for asset retirement obligations	14.3	15.0
Stock-based compensation expense	16.1	17.4
Unrealized gain on derivatives	(6.6)	(67.3)
Gain on sale of equity investment	(685.6)	—
Excess tax benefit related to stock option exercises	(6.2)	(0.1)
Other	(0.7)	2.0
Changes in assets and liabilities:
Receivables, net	(46.3)	15.0
Inventories, net	185.4	156.7
Other current and noncurrent assets	77.4	10.6
Accounts payable	(1.0)	111.8
Accrued liabilities and income taxes	48.2	(421.3)
Other noncurrent liabilities	(47.5)	20.7

Net cash provided by operating activities	1,087.9	347.2
Cash Flows from Investing Activities:
Capital expenditures	(585.7)	(426.8)
Proceeds from sale of equity investment	1,030.0	—
Purchase of equity investment	(385.3)	—
Proceeds from sale of business	—	12.9
Restricted cash	(2.0)	22.8
Other	1.4	0.4

Net cash provided by (used in) investing activities	58.4	(390.7)
Cash Flows from Financing Activities:
Payments of short-term debt	(224.9)	(121.1)
Proceeds from issuance of short-term debt	196.3	168.5
Payments of long-term debt	(7.5)	(35.1)
Proceeds from issuance of long-term debt	0.7	0.6
Payment of tender premium on debt	—	(5.5)
Proceeds from stock options exercised	10.7	5.0
Dividends paid to non-controlling interests	(0.1)	(0.9)
Excess tax benefit related to stock option exercises	6.2	0.1
Cash dividends paid	(44.6)	(44.8)

Net cash used in financing activities	(63.2)	(33.2)
Effect of exchange rate changes on cash	53.3	21.6

Net change in cash and cash equivalents	1,136.4	(55.1)
Cash and cash equivalents—beginning of period	2,523.0	2,703.2

Cash and cash equivalents—end of period	$3,659.4	$2,648.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $26.4 million in 2010 and $16.7 million in 2009, respectively)	$21.7	$32.8
Income taxes (net of refunds)	306.5	374.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2009	444.5	$4.4	$2,483.8	$5,746.2	$258.6	$22.2	$8,515.2
Net earnings including non-controlling interest	—	—	—	827.1	—	4.4	831.5
Foreign currency translation adjustment, net of tax of $41.3	—	—	—	—	97.1	1.1	98.2
Net actuarial loss and prior service cost, net of tax benefit of $34.0 million	—	—	—	—	(66.3)	—	(66.3)

Comprehensive income						5.5	863.4
Stock option exercises	0.9	0.1	12.4	—	—	—	12.5
Amortization of share based compensation	—	—	23.5	—	—	—	23.5
Dividends ($1.50 per share)	—	—	—	(668.0)	—	—	(668.0)
Dividends for non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Tax benefits related to share based compensation	—	—	3.3	—	—	—	3.3

Balance as of May 31, 2010	445.4	4.5	2,523.0	5,905.3	289.4	26.2	8,748.4
Net earnings including non-controlling interest	—	—	—	1,323.3	—	2.4	1,325.7
Foreign currency translation net of tax of $10.9 million	—	—	—	—	182.6	1.1	183.7
Net actuarial gain and prior service cost, net of tax expense of $13.2 million	—	—	—	—	24.7	—	24.7

Comprehensive income						3.5	1,534.1
Stock option exercises	0.7	—	10.7	—	—	—	10.7
Amortization of share based compensation	—	—	16.1	—	—	—	16.1
Dividends ($0.10 per share)	—	—	—	(44.6)	—	—	(44.6)
Dividends for non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Tax benefits related to share based compensation	—	—	6.2	—	—	—	6.2

Balance as of November 30, 2010	446.1	$4.5	$2,556.0	$7,184.0	$496.7	$29.6	$10,270.8

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results also include our North American and international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 85% for the six months ended November 30, 2010.

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

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of November 30, 2010, and our results of operations and cash flows for the six months ended November 30, 2010 and 2009. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives and net realizable values of long-lived assets, derivative financial instruments, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, inventory valuation and accruals for pending legal matters. Actual results could differ from these estimates.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Classes of Common and Preferred Stock

Classes of common and preferred stock consist of the following:

	November 30, 2010	May 31, 2010
Preferred stock, $0.01 par value, 15.0 million shares authorized, none issued and outstanding as of November 30, 2010 and May 31, 2010	$—	$—
Common stock, $0.01 par value, 700.0 million shares authorized:
Class B common stock, none issued and outstanding as of November 30, 2010 and May 31, 2010	$—	$—
Common stock, 446.1 million and 445.4 million shares issued and outstanding as of November 30, 2010 and May 31, 2010, respectively	$4.5	$4.5

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

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Net earnings attributed to Mosaic	$1,025.6	$107.8	$1,323.3	$208.4

Basic weighted average common shares outstanding	445.8	445.0	445.6	444.8
Common stock issuable upon vesting of restricted stock awards	0.3	0.3	0.3	0.4
Common stock equivalents	1.2	1.2	1.2	1.2

Diluted weighted average common shares outstanding	447.3	446.5	447.1	446.4

Net earnings per share attributable to Mosaic—basic	$2.30	$0.24	$2.97	$0.47
Net earnings per share attributable to Mosaic—diluted	$2.29	$0.24	$2.96	$0.47

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 0.5 million shares of common stock subject to issuance upon exercise of stock options and restricted stock awards for the three and six months ended November 30, 2010 and 0.7 million shares for the three and six months ended November 30, 2009, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

6. Income Taxes

We record unrecognized tax benefits in accordance with the applicable accounting standards. During the three months and six months ended November 30, 2010 unrecognized tax benefits decreased by $26.0 million and increased by $8.6 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $48.8 million and $40.5 million as of November 30, 2010 and May 31, 2010, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2007 and 2008, and the Canadian Revenue Agency for the fiscal years 2001 to 2008. Based on the information available as of November 30, 2010, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

7. Inventories

Inventories consist of the following:

	November 30, 2010	May 31, 2010
Raw materials	$40.5	$49.2
Work in process	215.7	295.5
Finished goods	496.6	573.4
Operating materials and supplies	64.1	84.2

	$816.9	$1,002.3

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended November 30, 2010 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2010	$537.2	$1,226.0	$1,763.2
Foreign currency translation	—	31.0	31.0

Balance as of November 30, 2010	$537.2	$1,257.0	$1,794.2

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

9. Variable Interest Entities

Mosaic is the primary beneficiary of and consolidates two variable interest entities (“VIE’s”) within our Phosphates segment: PhosChem and South Fort Meade Partnership, L.P. (“SFMP”). We determine whether we are the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE were designed to create and pass along to other entities, the activities of the VIE that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the VIE. We assess our VIE determination with respect to an entity on an ongoing basis. We did not identify any additional VIEs in which we hold a significant interest.

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $547.0 million and $1.2 billion for the three and six months ended November 30, 2010, respectively, and net sales of $473.2 million and $888.1 million for the three and six months ended November 30, 2009, respectively which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

We determined that, because we are PhosChem’s exclusive export agent for the marketing, solicitation of orders and freighting of dry phosphatic materials, we have the power to direct the activities that most significantly impact PhosChem’s economic performance. Because Mosaic accounts for the majority of sales volume marketed through PhosChem, we have the obligation to absorb losses or right to receive benefits that could be significant to PhosChem.

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three and six months ended November 30, 2010 and 2009. SFMP funds its operations in part through a fixed rate Senior Secured Note due December 15, 2010, with a balance of $2.3 million and $6.7 million as of November 30, 2010 and May 31, 2010, respectively. These amounts are included in current maturities of long-term debt in our Condensed Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010.

We determined that, because we control the day-to-day mining decisions and are responsible for obtaining mining permits, we have the power to direct the activities that most significantly impact SFMP’s economic performance. Because of our guaranteed rental and royalty payments to the partnership, we have the obligation to absorb losses or right to receive benefits that could potentially be significant to SFMP.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	November 30, 2010	May 31, 2010
Current assets	$160.4	$161.7
Non current assets	51.2	52.0

Total assets	$211.6	$213.7

Current liabilities	$19.0	$35.0
Non current liabilities	—	—

Total liabilities	$19.0	$35.0

10. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $23.9 million and $26.2 million as of November 30, 2010 and May 31, 2010, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

Hutchinson, Kansas Sinkhole. In January 2005, a sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. At KDHE’s request, we then investigated the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. Subsequently, we entered into an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. The primary measures include our purchase of a number of homes in the Careyville development that is adjacent to the Hutchinson, Kansas facility in order to create a buffer between the former wells and residential property, our installation of an early detection monitoring system, well stability investigation along the railroad tracks, the City of Hutchinson’s closure of a

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

road, and backfilling of several wells which have a greater risk, over time, of creating new sinkholes. We have purchased all but one of the homes required to create the buffer. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE were to request additional measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

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

EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our Riverview, Bartow and Green Bay, Florida facilities and our Uncle Sam and Faustina, Louisiana facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment. We are finalizing similar orders for our New Wales and South Pierce, Florida facilities.

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the EPA and DOJ at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act (the “CAA”) for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride (the “NESHAP”) at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. Based on discussions with the EPA and DOJ, we believe these matters will be settled for an immaterial amount.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought a lawsuit in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. The lawsuit was against Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and sought a writ of certiorari invalidating the Manatee County Board approvals. In November 2009, the court denied the writ of certiorari. The plaintiffs appealed that decision and, in December 2010, the Second District Court of Appeals affirmed denial of the writ of certiorari. The time period for plaintiffs to appeal the denial to the Florida Supreme Court expired on January 3, 2011 and as of the date of this report we had no indication that plaintiffs had filed an appeal. We believe this suit is without merit and intend to continue to defend vigorously against it. We do not anticipate that this suit will adversely affect our future mining plans for the Altman Extension.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 19, 2010, the Jacksonville District Court announced that its evaluation of the underlying merits of the case will not go forward during the pendency of our appeal to the Eleventh Circuit.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 20, 2010, we requested the Eleventh Circuit for an expedited appeal, which the Eleventh Circuit granted on September 9, 2010.

On October 27, 2010, we reached a partial settlement (the “Partial Settlement”) with the plaintiffs. The partial settlement allows mining to proceed on approximately 200 acres (“Phase I”) out of the 10,583 acre Hardee County Extension, for an estimated four month period. We expect that South Fort Meade will be able to mine approximately 900,000 tonnes, or approximately 225,000 tonnes per month, of phosphate rock during this period. The mining permitted by the Partial Settlement is the same as we were seeking in requests to the Jacksonville District Court and the Eleventh Circuit for a limited stay of the Preliminary Injunction. In connection with the Partial Settlement, we agreed not to mine approximately 40 acres of the Hardee County Extension, including 14.3 acres of wetlands which will be preserved through a conservation easement. The Jacksonville District Court approved the partial settlement on November 3, 2010, and we have commenced mining Phase I in early December 2010. On December 1, 2010, the Eleventh Circuit set oral arguments in the appeal for the week of April 4, 2011. We are currently evaluating ways in which we might maintain partial operations at the South Fort Meade mine after we complete the mining of Phase I and until we receive a decision from the Eleventh Circuit on our appeal.

The shutdown of the South Fort Meade mine resulted in costs to suspend operations and idle plant costs, and lower phosphate rock mining production levels also adversely affected gross margin. Because of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine did not significantly impact our sales volumes. Our near-term mitigation activities included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in a Peruvian phosphate rock mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines.

If the Preliminary Injunction remains in effect by the time we complete the mining of Phase I, we could incur additional costs related to a future indefinite closure of the South Fort Meade mine. Moreover, under such circumstances, our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction in the longer-term remains uncertain. Our production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production is estimated to be almost 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

We believe that the plaintiffs’ claims in this case are without merit and intend to vigorously defend the Corps issuance of the Hardee County Extension Permit. However, if the plaintiffs were to prevail in this case, obtaining new or modified permits could significantly delay the mining of the Hardee County Extension and could result in more onerous mining conditions.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. On August 24, 2010, we received official confirmation from the Corps that it plans to conduct an area-wide EIS (“AEIS”) for the central Florida phosphate district. We cannot predict the scope or timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

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

In June 2009, we filed a statement of defense against PCS’ claims as well as a counterclaim against PCS. In our statement of defense, we generally denied the alleged bases for PCS’ claims and asserted, among other defenses, that PCS’ lawsuit did not state a cause of action; that any claim for alleged poor mining practices was based on acts or omissions prior to 1986 and was time-barred; that provisions of the PCS Tolling Contract limit our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the PCS Tolling Contract limit our liability for performance or non-performance under the contract to approximately $10.0 million. We also noted that saturated brine inflows are a known risk in Saskatchewan potash mines and that each potash shaft mine in Saskatchewan and New

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brunswick, including all five PCS potash shaft mines, has a history of inflows. Finally, our statement of defense requested a declaration by the court that based on our then-current mine plans and assuming a delivery rate of approximately 1.1 million tonnes of product per year, PCS’ entitlement to potash would terminate by the end of August 2010.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2010, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	November 30, 2010
Foreign currency derivatives	Foreign currency	US Dollars	1,046.9
Natural gas derivatives	Commodity	MMbtu	11.7
Ocean freight contracts	Freight	Tonnes	0.5

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

		Three Months ended November 30,		Six months ended November 30,
Derivative Instrument	Location	2010	2009	2010	2009
Foreign currency derivatives	Cost of goods sold	$8.7	$(1.6)	$4.4	$(7.6)
Foreign currency derivatives	Foreign currency transaction gain (loss)	10.0	(2.3)	4.2	28.4
Commodity derivatives	Cost of goods sold	4.9	33.6	2.6	50.4
Freight derivatives	Cost of goods sold	(1.3)	(0.8)	(4.6)	(3.9)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	November 30, 2010	Location	November 30, 2010
Foreign currency derivatives	Other current assets	$11.4	Accrued liabilities	$(3.4)
Commodity derivatives	Other current assets	0.3	Accrued liabilities	(7.7)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(2.8)
Freight derivatives	Other current assets	0.8	Accrued liabilities	(0.9)

Total		$12.5		$(14.8)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	May 31, 2010	Location	May 31, 2010
Foreign currency derivatives	Other current assets	$3.1	Accrued liabilities	$(3.8)
Commodity derivatives	Other current assets	0.6	Accrued liabilities	(11.9)
Commodity derivatives	Other assets	0.2	Other noncurrent liabilities	(1.4)
Freight derivatives	Other current assets	9.0	Accrued liabilities	(4.4)

Total		$12.9		$(21.5)

(a)	In accordance with U.S. GAAP, the above amounts are disclosed at gross fair value and the amounts recorded on the Condensed Consolidated Balance Sheets are presented on a net basis, when permitted.

For additional disclosures about fair value measurement of derivative instruments, see Note 12 to the Condensed Consolidated Financial Statements.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 30, 2010, was $14.8 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2010, we would be required to post $12.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

12. Fair Value Measurements

We determine the fair market values of our derivative contracts and certain other assets and liabilities based on the fair value hierarchy, described below, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels within the fair value hierarchy that may be used to measure fair value:

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	November 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$11.4	$2.5	$8.9	$—
Commodity derivatives	0.3	—	0.3	—
Freight derivatives	0.8	—	—	0.8

Total assets at fair value	$12.5	$2.5	$9.2	$0.8

Liabilities
Foreign currency derivatives	$3.4	$1.4	$2.0	$—
Commodity derivatives	10.5	—	10.5	—
Freight derivatives	0.9	—	—	0.9

Total liabilities at fair value	$14.8	$1.4	$12.5	$0.9

We did not significantly change our valuation techniques from prior periods. Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Financial Statements at fair value on a recurring basis:

Foreign Currency Derivatives—We periodically enter into derivatives contracts in order to reduce our foreign currency exchange rate risk. We use forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows. One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. Our Canadian businesses generally hedge a portion of the currency risk exposure on anticipated cash inflows and outflows. Depending on the underlying exposure, such derivatives can create additional earnings volatility because we do not use hedge accounting. We hedge certain of these risks through forward contracts and zero-cost collars. Effective June 1, 2010, our Brazilian and Argentina operations began hedging a portion of their currency risk exposure on anticipated cash inflows and outflows similar to the process in Canada. Our Brazilian business enters into foreign currency futures traded on the Futures and Commodities Exchange—Brazil Mercantile & Futures Exchange—and also enters into forward contracts to hedge foreign currency risk. We also use forward contracts to hedge our Argentine peso currency risk. The remainder of our international distribution and production operations monitor their foreign currency risk by assessing their balance sheet and forecasted exposures, and use forward contracts to reduce foreign currency risk.

Commodity Derivatives—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of certain of our product inputs. Our commodity derivatives contracts primarily relate to purchases of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	November 30, 2010		May 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,659.4	$3,659.4	$2,523.0	$2,523.0
Accounts receivable, including Cargill receivables	671.6	671.6	614.8	614.8
Accounts payable trade, including Cargill payables	539.3	539.3	566.7	566.7
Short-term debt	54.5	54.5	83.1	83.1
Long-term debt, including current portion	1,254.7	1,350.1	1,260.8	1,352.7

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

13. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of November 30, 2010, Cargill and certain of its subsidiaries owned approximately 64.1% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future. Certain agreements and transactions between Cargill and its affiliates and us are described below.

As of November 30, 2010, the net amount due from Cargill and its affiliates related to the above transactions totaled $11.6 million. As of May 31, 2010, the net amount due to Cargill and its affiliates was $2.2 million.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Condensed Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Transactions with Cargill and affiliates included in net sales	$62.4	$21.2	$103.5	$47.2
Transactions with Cargill and affiliates included in cost of goods sold	56.4	31.8	115.5	67.3
Transactions with Cargill and affiliates included in selling, general and administrative expenses	1.8	1.9	4.0	4.0
Interest expense (income) paid to/(received from) Cargill and affiliates	—	—	—	(0.1)

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of November 30, 2010 and May 31, 2010, the net amount due from our non-consolidated companies totaled $134.2 million and $140.8 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Transactions with non-consolidated companies included in net sales	$199.1	$127.5	$388.9	$216.6
Transactions with non-consolidated companies included in cost of goods sold	85.4	57.1	247.8	122.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended November 30, 2010
Net sales to external customers	$1,974.0	$698.1	$2.7	$2,674.8
Intersegment net sales	—	0.9	(0.9)	—

Net sales	1,974.0	699.0	1.8	2,674.8
Gross margin	476.3	285.2	6.8	768.3
Operating earnings	402.3	251.5	4.4	658.2
Capital expenditures	57.3	231.0	2.7	291.0
Depreciation, depletion and amortization expense	58.5	44.7	2.5	105.7

Three months ended November 30, 2009
Net sales to external customers	$1,328.0	$367.9	$13.8	$1,709.7
Intersegment net sales	—	46.4	(46.4)	—

Net sales	1,328.0	414.3	(32.6)	1,709.7
Gross margin	113.2	179.9	13.9	307.0
Operating earnings	29.0	150.6	20.5	200.1
Capital expenditures	41.0	136.9	12.7	190.6
Depreciation, depletion and amortization expense	103.1	33.1	2.7	138.9

Six months ended November 30, 2010
Net sales to external customers	$3,555.0	$1,299.5	$8.6	$4,863.1
Intersegment net sales	—	21.4	(21.4)	—

Net sales	3,555.0	1,320.9	(12.8)	4,863.1
Gross margin	721.2	541.9	9.9	1,273.0
Operating earnings	580.3	469.5	18.7	1,068.5
Capital expenditures	121.7	458.1	5.9	585.7
Depreciation, depletion and amortization expense	119.6	84.7	6.1	210.4

Six months ended November 30, 2009
Net sales to external customers	$2,522.5	$616.8	$27.6	$3,166.9
Intersegment net sales	—	130.8	(130.8)	—

Net sales	2,522.5	747.6	(103.2)	3,166.9
Gross margin	227.6	304.5	(2.9)	529.2
Operating earnings	75.5	249.9	8.9	334.3
Capital expenditures	123.4	287.1	16.3	426.8
Depreciation, depletion and amortization expense	163.0	62.8	5.2	231.0

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

16. Investments Sold and Assets Held for Sale

On February 11, 2010, we entered into agreements with Vale under which we granted Vale call options to purchase from us, and Vale granted us put options to sell to Vale, our minority stake in Vale Fertilizantes S.A (formerly Fosfertil S.A. or “Fosfertil”), and our Cubatão facility in Brazil.

On September 29, 2010, we received gross proceeds for our minority stake in Fosfertil of $1.0 billion which resulted in a pre-tax gain of $685.6 million. The tax impact on this transaction was $115.5 million and is included in our provision for income taxes as of November 30, 2010. These assets were included in our Condensed Consolidated Balance Sheets as of May 31, 2010 as assets and investments held for sale of $317.4 million and were part of our Phosphates segment.

We anticipate receiving gross proceeds in excess of $50 million for the sale of our Cubatão facility in the second half of fiscal 2011. The sale is expected to result in a minimal net earnings impact. These assets are included in our Condensed Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010 as assets and investments held for sale of $54.4 million and $80.2 million, respectively and are part of our Phosphates segment.

17. Redemption of Senior Notes

Subsequent to the fiscal quarter ended November 30, 2010, we announced the redemption of the remaining $455.4 million aggregate principle amount of our 7-3/8% senior notes due December 2014. The redemption will occur on January 13, 2011. We will record a pre-tax charge of approximately $19 million in the third fiscal quarter, primarily related to the call premium and the write-off of unamortized fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2010 (the “10-K Report”) and the material under Item 1 of Part I and Item 1A of Part II of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2010 and 2009:

	Three months ended November 30,		2010-2009		Six months ended November 30,		2010-2009
(in millions, except per share data)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales	$2,674.8	$1,709.7	$965.1	56%	$4,863.1	$3,166.9	$1,696.2	54%
Cost of goods sold	1,906.5	1,402.7	503.8	36%	3,590.1	2,637.7	952.4	36%

Gross margin	768.3	307.0	461.3	150%	1,273.0	529.2	743.8	141%
Gross margin percentage	28.7%	18.0%			26.2%	16.7%
Selling, general and administrative expenses	89.3	82.9	6.4	8%	177.4	164.3	13.1	8%
Other operating expenses	20.8	24.0	(3.2)	(13%)	27.1	30.6	(3.5)	(11%)

Operating earnings	658.2	200.1	458.1	229%	1,068.5	334.3	734.2	220%
Interest expense, net	5.6	11.9	(6.3)	(53%)	12.6	26.8	(14.2)	(53%)
Foreign currency transaction loss	(30.9)	(22.6)	(8.3)	37%	(28.9)	(9.5)	(19.4)	204%
Gain on sale of equity investment	685.6	—	685.6	NM	685.6	—	685.6	NM
Other income (expense)	(0.3)	5.6	(5.9)	(105%)	(0.9)	6.0	(6.9)	(115%)

Earnings from consolidated companies before income taxes	1,307.0	171.2	1,135.8	NM	1,711.7	304.0	1,407.7	NM
Provision for income taxes	281.3	50.4	230.9	NM	390.9	83.2	307.7	NM

Earnings from consolidated companies	1,025.7	120.8	904.9	NM	1,320.8	220.8	1,100.0	NM
Equity in net earnings (loss) of nonconsolidated companies	1.1	(11.8)	12.9	NM	4.9	(9.3)	14.2	NM

Net earnings including non-controlling interests	1,026.8	109.0	917.8	NM	1,325.7	211.5	1,114.2	NM
Less: Net earnings attributable to non-controlling interests	1.2	1.2	—	0%	2.4	3.1	(0.7)	(23%)

Net earnings attributable to Mosaic	$1,025.6	$107.8	$917.8	NM	$1,323.3	$208.4	$1,114.9	NM

Diluted net earnings attributable to Mosaic per share	$2.29	$0.24	$2.05	NM	$2.96	$0.47	$2.49	NM
Diluted weighted average number of shares outstanding	447.3	446.5			447.1	446.4

Overview of Consolidated Results for the three months ended November 30, 2010 and 2009

Net sales increased 56% to $2.7 billion in the quarter ended November 30, 2010 compared to the prior year period. Net earnings attributable to Mosaic for the three months ended November 30, 2010 were $1.0 billion, or $2.29 per diluted share, compared with net earnings attributable to Mosaic of $107.8 million, or $0.24 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the second quarter of fiscal 2011 reflected continued strengthening of phosphate sales prices and higher potash sales volumes and potash production levels compared to the same period in the prior year, when we began to see a recovery in phosphates selling prices but potash sales volumes were weak. We also completed the sale of our interest in Fosfertil S.A. to a subsidiary of Vale S.A. (“Vale”), which resulted in a pre-tax gain of $685.6 million ($570.1 million after tax) in the second quarter of fiscal 2011. The tax impact on this transaction was $115.5 million and is included in our provision for income taxes as of November 30, 2010.

The North American crop nutrient market has shown significant improvement compared to the year ago period due to the strengthening global outlook for agriculture fundamentals, driven by increased grain and oilseed prices in the current year and a long Fall application period following a strong Fall harvest.

The selling prices for our diammonium phosphate (“DAP”) products in the second quarter of fiscal 2011 were significantly higher than in the second quarter of fiscal 2010 due to the factors discussed above, tight supply and demand dynamics in the current year and the effects of higher raw material costs. There has been a significant recovery in potash sales volumes from the low levels in the second quarter of fiscal 2010 due to the factors discussed above.

Higher raw materials costs partially offset the benefit from the increase in market prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand for these raw materials in the current year compared to the year ago quarter. In addition, the price of sulfur was affected by tightening supply due to low oil refinery operating rates. We believe that our investments in sulfur transportation assets continue to afford us a competitive advantage in the cost of and access to available sulfur.

Other Highlights

During the three months ended November 30, 2010:

•

We entered into a partial settlement (the “Partial Settlement”) with the plaintiffs in a lawsuit involving a challenge to a federal wetlands permit (the “Hardee County Extension Permit”) for the extension (the “Hardee County Extension”) of our South Fort Meade phosphate rock mine into Hardee County, Florida. The Partial Settlement allows mining to proceed on approximately 200 acres (“Phase I”) of the Hardee County Extension for an estimated four month period, and we commenced mining Phase I in December 2010. We had indefinitely closed the South Fort Meade mine for most of the second quarter of fiscal 2011 as a result of a preliminary injunction (the “Preliminary Injunction”) entered by the court in the lawsuit. However, because of our successful execution of mitigation measures, it did not significantly impact our sales volumes in the first half of fiscal 2011. Our near-term mitigation activities included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in a Peruvian phosphate rock mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphates mines. We have included additional information about this lawsuit under “Environmental, Health and Safety Matters,” in Note 10 of our Condensed Consolidated Financial Statements and in Item 1A of Part II of this report.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. We expect the planned expansions to increase our annual capacity for finished product over the next decade by up to 5 million tonnes.

Subsequent to the fiscal quarter ended November 30, 2010, we announced the redemption of the remaining $455.4 million aggregate principle amount of our 7-3/8% senior notes due December 2014. The redemption will occur on January 13, 2011. We will record a charge of approximately $19.0 million in the third fiscal quarter, primarily related to the call premium and the write-off of unamortized fees. We expect that our annual interest expense will be reduced by approximately $34.0 million upon retirement of this debt. The retirement will be funded from available cash.

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

Overview of Consolidated Results for the six months ended November 30, 2010 and 2009

Net earnings attributable to Mosaic for the six months ended November 30, 2010 were $1.3 billion, or $2.96 per diluted share, compared with net earnings attributable to Mosaic of $208.4 million, or $0.47 per diluted share, for the same period a year ago. Results for the six months ended November 30, 2010 reflected the factors discussed above for the three months ended November 30, 2010. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other noteworthy matters during the six months ended November 30, 2010 included:

•

We generated $1.1 billion in cash flows from operations for the six months ended November 30, 2010. The positive cash flow was primarily driven by net earnings. We also received gross proceeds of $1.0 billion from the sale of our interest in Fosfertil during our second quarter of fiscal 2011.

•

We acquired a 35% economic interest in a joint venture, with subsidiaries of Vale and Mitsui & Co., Ltd., that owns a recently opened phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011.

•

We began development of a destination resort and conference center in certain areas of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended November 30,		2010-2009		Six months ended November 30,		2010-2009
(in millions, except price per tonne or unit)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales:
North America	$585.8	$258.4	$327.4	127%	$1,039.1	$553.3	$485.8	88%
International	1,388.2	1,069.6	318.6	30%	2,515.9	1,969.2	546.7	28%

Total	1,974.0	1,328.0	646.0	49%	3,555.0	2,522.5	1,032.5	41%
Cost of goods sold	1,497.7	1,214.8	282.9	23%	2,833.8	2,294.9	538.9	23%

Gross margin	$476.3	$113.2	$363.1	321%	$721.2	$227.6	$493.6	217%

Gross margin as a percent of net sales	24%	9%			20%	9%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	972	559	413	74%	1,825	1,242	583	47%
International	1,264	1,646	(382)	(23%)	2,347	2,807	(460)	(16%)
Crop Nutrient Blends	867	692	175	25%	1,567	1,394	173	12%
Feed Phosphates	149	161	(12)	(7%)	270	311	(41)	(13%)
Other(b)	421	279	142	51%	738	473	265	56%

Total Phosphates Segment Tonnes(a)	3,673	3,337	336	10%	6,747	6,227	520	8%

Average selling price per tonne:
DAP (FOB plant)	$461	$287	$174	61%	$447	$283	$164	58%
Crop Nutrient Blends (FOB destination)	459	405	54	13%	436	403	33	8%
Average cost per unit:
Ammonia (metric tonne)	$361	$241	$120	50%	$376	$250	$126	50%
Sulfur (long ton)	134	51	83	163%	143	41	102	249%

(a)	Excludes tonnes sold by PhosChem for its other member
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and urea sold outside of North America.

Three months ended November 30, 2010 and 2009

The Phosphates segment’s net sales increased to $2.0 billion for the three months ended November 30, 2010, compared to $1.3 billion in the second quarter of fiscal 2010. Higher average sales prices resulted in additional net sales of approximately $490 million and higher volumes resulted in additional sales of approximately $110 million.

Our average DAP selling price was $461 per tonne for the three months ended November 30, 2010, an increase of $174 per tonne or 61% from the prior year. The increase in selling prices was due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended November 30, 2010 increased 13% compared to the same period in the prior year due to the mix of potash and nitrogen used in the production of Blends.

The Phosphates segment’s sales volumes increased to 3.7 million tonnes for the three months ended November 30, 2010 compared to 3.3 million tonnes in the same period a year ago due to the factors discussed in the Overview.

We consolidate the financial results of PhosChem. Included in our results for the three months ended November 30, 2010 is PhosChem net sales and cost of goods sold for its other member of $119 million, compared with $77 million for the second quarter in fiscal 2010.

Gross margin for the Phosphates segment increased to $476.3 million from $113.2 million in the second quarter of fiscal 2010, primarily due to higher sales prices and sales volumes which had favorable impacts on gross margin of approximately $490 million and $40 million, respectively, partially offset by higher costs of approximately $160 million. The higher costs were primarily due to higher raw material costs for sulfur and ammonia. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 24% for the three months ended November 30, 2010 compared to 9% in the same period a year ago.

In the second quarter of fiscal 2011, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $110 million compared with prior year results. The average consumed price for sulfur increased to $134 per long ton for the three months ended November 30, 2010 from $51 in the same period a year ago. The average consumed price for ammonia increased to $361 per tonne in the second quarter of fiscal 2011 from $241 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were also favorably impacted by net unrealized mark-to-market derivative gains of $1.9 million, mainly on natural gas derivatives, in the second quarter of fiscal 2011 compared to a gain of $13.5 million, primarily on natural gas derivatives, for the same period a year ago.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.1 million tonnes for the second quarters of fiscal 2011 and fiscal 2010. Our phosphate rock production was 2.5 million tonnes during the second quarter of fiscal 2011 compared with 3.3 million tonnes in the same quarter of fiscal 2010. The reduced phosphate rock production was due to the temporary shutdown of the South Fort Meade mine as discussed in the Overview. The increased demand for our products has led to lower finished goods levels.

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

Six months ended November 30, 2010 and 2009

The Phosphates segment’s net sales increased to $3.6 billion for the six months ended November 30, 2010 compared to $2.5 billion in the same period a year ago. The increase was primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $770 million and an increase in sales volumes that resulted in an increase in net sales of approximately $170 million.

Our average DAP selling price was $447 per tonne for the six months ended November 30, 2010, an increase of $164 per tonne or 58% compared with the same period a year ago due to the factors discussed in the Overview. The increase in the selling price of Blends was 8% compared to the same period a year ago.

The Phosphates segment’s sales volumes increased to 6.7 million tonnes for the six months ended November 30, 2010 compared to 6.2 million tonnes in the same period a year ago due to the factors discussed in the Overview.

PhosChem net sales and cost of goods sold from sales for its other member were $273 million for the six months ended November 30, 2010 compared with $188 million for the same period a year ago.

Gross margin for the Phosphates segment increased to $721.2 million for the six months ended November 30, 2010 from $227.6 million in the same period a year ago, primarily due to higher sales prices and sales volumes which had favorable impacts on gross margin of approximately $770 million and $70 million respectively, partially offset by higher costs of approximately $360 million. The higher costs were primarily due to higher raw material costs for sulfur and ammonia. In the prior year, gross margin was unfavorably impacted by $39.8 million related to the permanent closure of our Green Bay plant and South Pierce phosphoric acid plant as described above. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 20% for the six months ended November 30, 2010 compared to 9% in the same period a year ago.

For the six months ended November 30, 2010, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $270 million compared with prior year results. The average consumed price for sulfur increased to $143 per long ton for the six months ended November 30, 2010 from $41 in the same period a year ago. The average consumed price for ammonia increased to $376 per tonne for the six months ended November 30, 2010 from $250 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were unfavorably impacted by net unrealized mark-to-market derivative losses of $2.0 million, primarily on freight derivatives, for the six months ended November 30, 2010 compared with gains of $23.2 million, primarily on natural gas derivatives, for the same period a year ago.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.3 million tonnes for the six months ended November 30, 2010 compared with 4.1 million tonnes in the same period a year ago. Our phosphate rock production was 4.8 million tonnes for the six months ended November 30, 2010 compared with 6.8 million tonnes in the same period a year ago. The reduction in phosphate rock production rates was due to the temporary shutdown of the South Fort Meade mine.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended November 30,		2010-2009		Six months ended November 30,		2010-2009
(in millions, except price per tonne or unit)	2010	2009	Change	Percent	2010	2009	Change	Percent
Net sales:
North America	$494.6	$235.1	$259.5	110%	$882.9	$376.6	$506.3	134%
International	204.4	179.2	25.2	14%	438.0	371.0	67.0	18%

Total	699.0	414.3	284.7	69%	1,320.9	747.6	573.3	77%
Cost of goods sold	413.8	234.4	179.4	77%	779.0	443.1	335.9	76%

Gross margin	$285.2	$179.9	$105.3	59%	$541.9	$304.5	$237.4	78%

Gross margin as a percent of net sales	41%	43%			41%	41%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	910	299	611	204%	1,587	408	1,179	289%
International	737	524	213	41%	1,587	1,032	555	54%

Total	1,647	823	824	100%	3,174	1,440	1,734	120%
Non-agricultural	155	207	(52)	(25%)	306	385	(79)	(21%)

Total	1,802	1,030	772	75%	3,480	1,825	1,655	91%

Average selling price per tonne:
MOP (FOB plant)	$331	$370	$(39)	(11%)	$331	$363	$(32)	(9%)

(a)	Excludes tonnes related to a third-party tolling arrangement

Three months ended November 30, 2010 and 2009

The Potash segment’s net sales increased to $699.0 million for the three months ended November 30, 2010, compared to $414.3 million in the same period a year ago, primarily due to an increase in sales volumes that resulted in an increase in net sales of approximately $330 million, partially offset by a decline in average selling prices that resulted in a decrease in net sales of approximately $80 million.

The Potash segment’s sales volumes increased to 1.8 million tonnes for the three months ended November 30, 2010 compared to 1.0 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average muriate of potash (“MOP”) selling price was $331 per tonne in the second quarter of fiscal 2011, a decline of $39 per tonne compared with the same period a year ago when potash selling prices had not yet completely adjusted downward. However, the current year potash selling prices have recalibrated. Recently, domestic MOP spot prices have begun to increase; however, certain export pricing has lagged primarily because of certain fixed price contracts established a year ago.

Gross margin for the Potash segment increased to $285.2 million for the three months ended November 30, 2010 from $179.9 million for the same period last year. The gross margin was favorably impacted by approximately $210 million due to an increase in sales volumes, which was partially offset by a decline in average potash selling prices which unfavorably impacted gross margin by approximately $80 million due to the factors described in the Overview. The gross margin was also favorably impacted by approximately $40 million in lower costs due primarily to higher production rates in the current period that resulted in a decrease in cost per tonne. This was offset by a $64.1 million increase in Canadian resource taxes and royalties. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased slightly to 41% for the three months ended November 30, 2010 compared to 43% for the same period a year ago.

We incurred $79.1 million in Canadian resource taxes and royalties for the three months ended November 30, 2010 compared with $15.0 million in the same period a year ago. The $64.1 million increase in these taxes and royalties was due primarily to the increase in sales volumes from the same period in the prior year partially offset by a higher deduction for capital expenditures related to our expansion projects.

Costs were favorably impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $10.2 million for the three months ended November 30, 2010 compared with gains, primarily on natural gas derivatives, of $17.4 million for the same period a year ago.

We incurred $32.4 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the second quarter of fiscal 2011 compared to $35.1 million in the same period a year ago. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985.

For the three months ended November 30, 2010 and 2009, potash production was 1.7 million tonnes and 1.1 million tonnes, respectively. We increased our production rates in the first quarter of fiscal 2011 and continuing through the second quarter to meet the increasing demand. The increased demand for our potash products has led to lower finished goods levels.

Six months ended November 30, 2010 and 2009

The Potash segment’s net sales increased to $1.3 billion for the six months ended November 30, 2010 compared with $747.6 million in the same period in the prior year, primarily due to an increase in sales volumes that resulted in an increase in net sales of approximately $720 million, partially offset by a decline in average selling prices that resulted in a decrease in net sales of approximately $150 million.

The Potash segment’s sales volumes increased to 3.5 million tonnes for the six months ended November 30, 2010 compared to 1.8 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average MOP selling price was $331 per tonne for the six months ended November 30, 2010, a decrease of $32 per tonne compared with the same period a year ago as potash selling prices have stabilized due to the factors described in the Overview.

Gross margin for the Potash segment increased from $304.5 million for the six months ended November 30, 2009 to $541.9 million for the same period this year. The gross margin was favorably impacted by approximately $400 million due primarily to an increase in sales volumes, which was partially offset by a decline in average potash selling prices which unfavorably impacted gross margin by approximately $150 million due to the factors described above. The gross margin was also favorably impacted by approximately $110 million in lower costs due primarily to higher production rates in the current period that resulted in a decrease in cost per tonne. This was partially offset by a $90 million increase in Canadian resource taxes and royalties. These and other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 41% for the six months ended November 30, 2010 and 2009.

We incurred $131.3 million in Canadian resource taxes and royalties for the six months ended November 30, 2010 compared with $32.2 million in the same period a year ago. The increase in these taxes and royalties was due primarily to the increase in sales volumes from the same period in the prior year partially offset by a higher deduction for capital expenditures related to our expansion projects.

Costs were favorably impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $4.2 million for the six months ended November 30, 2010 compared with gains, primarily on natural gas derivatives, of $15.8 million for the same period a year ago.

We incurred $69.3 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine for the six months ended November 30, 2010 compared to $63.1 million in the same period a year ago.

For the six months ended November 30, 2010, potash production was 3.1 million tonnes compared to 1.9 million tonnes for the same period in the prior year. We increased our production rates in the first quarter of fiscal 2011 continuing through the second quarter to meet the increasing demand as discussed above.

Other Income Statement Items

	Three months ended November 30,		2010-2009		Percent of Net Sales
(in millions)	2010	2009	Change	Percent	2010	2009
Selling, general and administrative expenses	$89.3	$82.9	$6.4	8%	3%	5%
Other operating expenses	20.8	24.0	(3.2)	(13%)	1%	1%
Interest expense	10.4	16.0	(5.6)	(35%)	—	1%
Interest (income)	(4.8)	(4.1)	(0.7)	17%	—	—

Interest expense, net	5.6	11.9	(6.3)	(53%)	—	1%
Foreign currency transaction loss	(30.9)	(22.6)	(8.3)	37%	(1%)	(1%)
Gain on sale of equity investment	685.6	—	685.6	NM	26%	—
Other income (expense)	(0.3)	5.6	(5.9)	(105%)	—	—
Provision for income taxes	281.3	50.4	230.9	458%	11%	3%
Equity in net earnings (loss) of nonconsolidated companies	1.1	(11.8)	12.9	(109%)	—	(1%)

	Six months ended November 30,		2010-2009		Percent of Net Sales
(in millions)	2010	2009	Change	Percent	2010	2009
Selling, general and administrative expenses	$177.4	$164.3	$13.1	8%	4%	5%
Other operating expenses	27.1	30.6	(3.5)	(11%)	1%	1%
Interest expense	22.9	34.8	(11.9)	(34%)	—	1%
Interest (income)	(10.3)	(8.0)	(2.3)	29%	—	—

Interest expense, net	12.6	26.8	(14.2)	(53%)	—	1%
Foreign currency transaction loss	(28.9)	(9.5)	(19.4)	204%	(1%)	—
Gain on sale of equity investment	685.6	—	685.6	NM	14%	—
Other income (expense)	(0.9)	6.0	(6.9)	NM	—	—
Provision for income taxes	390.9	83.2	(307.7)	370%	8%	3%
Equity in net earnings (loss) of nonconsolidated companies	4.9	(9.3)	14.2	NM	—	—

Foreign Currency Transaction Loss

For the three and six months ended November 30, 2010, we recorded foreign currency transaction losses of $30.9 million and $28.9 million, respectively, compared with losses of $22.6 million and $9.5 million, respectively, for the same periods in the prior year. For the three and six months ended November 30, 2010 and 2009, the losses were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

Gain on Sale of Equity Investment

For the three and six months ended November 30, 2010, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. The tax impact on this transaction was $115.5 million which is included in our provision for income taxes as of November 30, 2010. See Note 16 to the Condensed Consolidated Financial Statements.

Provision for Income Taxes

Three months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2010	21.5%	$281.3
2009	29.4%	50.4

Six months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2010	22.8%	$390.9
2009	27.4%	83.2

Income tax expense was $281.3 million and $390.9 million and effective tax rates were 21.5% and 22.8% for the three and six months ended November 30, 2010, respectively. For the three and six months ended November 30, 2009, we had income tax expense of $50.4 million and $83.2 million and effective tax rates of 29.4% and 27.4%, respectively. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

For the three and six months ended November 30, 2010, tax expense specific to the periods included a $115.5 million expense related to the gain on the sale of our interest in Fosfertil.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended November 30, 2010 and 2009:

	Six months ended November 30,		2010 - 2009
(in millions)	2010	2009	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$1,087.9	$347.2	$740.7	213%
Net cash provided by (used in) investing activities	58.4	(390.7)	449.1	(115%)
Net cash used in financing activities	(63.2)	(33.2)	(30.0)	90%

As of November 30, 2010, we had $3.7 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. Subsequent to the quarter ended November 30, 2010, we announced the redemption of the remaining $455.4 million aggregate principle amount of our 7-3/8 senior notes due on December 2014. The redemption will occur on January 13, 2011. The retirement will be funded from available cash. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2011. In addition, our Mosaic Credit Facility is available for working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Approximately $2.5 billion of cash and cash equivalents are held by non-U.S. subsidiaries as of November 30, 2010. There are no significant restrictions that would preclude us from bringing these funds back to the U.S. However, we currently have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries. In addition, the majority of these funds are not subject to significant foreign currency exposures as the bulk of these funds are held in USD denominated investments. Information about the investment of our cash & cash equivalents is included in Note 2 to the Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the first six months of fiscal 2011, net cash provided by operating activities was $1.1 billion, an increase of $740.7 million compared to the same period in fiscal 2010. During the six months ended November 30, 2010, operating cash flows were primarily generated from net earnings and a reduction in inventory levels.

Investing Activities

Net cash provided by investing activities was $58.4 million for the six months ended November 30, 2010, compared to cash used in investing activities of $390.7 million in the same period in fiscal 2010. The increase in cash provided by investing activities is due to $1.0 billion in proceeds from the sale of our investment in Fosfertil partially offset by our equity interest in the Miski Mayo Mine of $385 million and an increase in capital expenditures primarily related to our expansion projects in our Potash segment.

Financing Activities

Net cash used in financing activities for the six months ended November 30, 2010, was $63.2 million, compared to $33.2 million for the same period in fiscal 2010. The primary reason for the increase in cash used in financing activities was an increase in payments of short-term debt.

Debt Instruments, Guarantees and Related Covenants

See Note 11 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report includes detailed information about EHS matters. The following is an update of the portion of that information relating to permitting and water quality regulations for nutrient discharges in Florida.

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

The Altman Extension of the Four Corners Mine. In fiscal 2009, in connection with our efforts to permit the Altman Extension (the “Altman Extension”) of our Four Corners, Florida, phosphate rock mine, environmental groups for the first time filed a lawsuit in federal court contesting the issuance by the U.S. Army Corps of Engineers (the “Corps”) of a federal wetlands permit. Although this lawsuit remains ongoing, the federal wetlands permit issued by the Corps remains in effect and mining on the Altman Extension has commenced and is continuing. We believe that the permit was issued in accordance will all applicable requirements and that it will ultimately be upheld.

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

On June 30, 2010, certain environmental groups filed a lawsuit against the Corps contesting its issuance of the Hardee County Extension Permit, alleging that the issuance of the permit by the Corps violates certain federal laws relating to the protection of the environment. On July 30, 2010, the court entered the Preliminary Injunction enjoining disturbance of jurisdictional waters of the United States in reliance on the Hardee County Extension Permit until the Corps conducts certain further proceedings or until the case is decided in our favor.

Without the Hardee County Extension Permit, mining at the South Fort Meade mine could not continue without adverse consequences. Draglines that are used to extract phosphate rock had exhausted reserves practically available in Polk County and had been idled awaiting access to the new reserves in Hardee County and/or recommencement of operations at South Fort Meade.

Accordingly, we appealed the Preliminary Injunction and indefinitely closed the South Fort Meade mine.

On October 27, 2010, we entered into the Partial Settlement that allows mining to proceed within Phase I of the Hardee County Extension, for an estimated four month period, and we commenced mining Phase I in early December 2010. We expect that South Fort Meade will mine approximately 900,000 tonnes or approximately 225,000 tonnes per month, of phosphate rock during this period.

The shutdown of the South Fort Meade mine resulted in costs to suspend operations and idle plant costs during the second quarter of fiscal 2010. The lower phosphate rock mining production levels also adversely affected gross margin during the first half of fiscal 2010. Because of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine did not significantly impact our sales volumes in the first half of fiscal 2010. Our near-term mitigation activities included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in a Peruvian phosphate rock mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines. We are currently evaluating ways in which we might maintain partial operations at the South Fort Meade mine after we complete the mining of Phase I and until we receive a decision on our appeal of the Preliminary Injunction.

If the Preliminary Injunction remains in effect by the time we complete the mining of Phase I, we could incur additional costs related to a future indefinite closure of the South Fort Meade mine. Moreover, under such circumstances, our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction in the longer-term remains uncertain. Our production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production is estimated to be almost 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

In addition to adverse effects on us, our employees, and the state and local economies, we believe the possibility of an extended loss of production from the South Fort Meade mine has been one of several factors causing supply uncertainty in global fertilizer markets. An extended loss of production from the mine would also ultimately cause a dramatic reduction in annual U.S. phosphate rock production.

We believe that the plaintiffs’ claims in this case are without merit and intend to vigorously defend the Corps issuance of the Hardee County Extension Permit. However, if the plaintiffs were to prevail in this case, obtaining new or modified permits could significantly delay the mining of the Hardee County Extension and could result in more onerous mining conditions.

Central Florida Phosphate District Area-Wide Impact Statement. We recently received official confirmation from the Corps that it plans to conduct an area-wide environmental impact statement for the central Florida phosphate district. Although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our other future permitting efforts.

Local Community Participation. In addition, in Florida, local community participation has become an increasingly important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance.

Water Quality Regulations for Nutrient Discharges in Florida. On December 6, 2010, the U.S. Environmental Protection Agency (“EPA”) adopted numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. The NNC Rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida by March, 2012.

Accordingly, we and others have brought lawsuits in the United States District Court for the Northern District of Florida, Pensacola Division, challenging the NNC Rule on the bases, among others, that the criteria set by EPA do not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and seeking a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, vacating the NNC Rule, and remanding it for further rulemaking proceedings consistent with applicable law.

The NNC Rule includes regulatory relief mechanisms, as well as a provision for site-specific alternative criteria which, if approved by the EPA, allow for deviations from the water quality standard that is otherwise applicable under the NNC Rule. We intend to explore the use of site-specific alternative criteria; however, we cannot predict whether we will be able to identify and obtain EPA approval of site-specific alternative criteria or whether any such approved criteria would significantly mitigate the adverse effects on us of the NNC Rule.

Absent success in our lawsuit challenging the NNC Rule or in identifying and obtaining EPA approval of site-specific alternative criteria that would significantly mitigate the NNC Rule’s adverse effects, we expect that compliance with the requirements of the NNC Rule would adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

Additional Information

For additional information about phosphate mine permitting in Florida and the environmental proceedings in which we are involved, see Note 10 of our Condensed Consolidated Financial Statements and Items 1 and 1A of Part II of this report, which information is incorporated herein by reference.

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

•

changes in the governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions and the potential costs and effects of implementation of the U.S Environmental Protection Agency’s numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams;

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

•

actual costs of various items differing from management’s current estimates, including among others asset retirement, environmental remediation, reclamation or other environmental obligations, or Canadian resource tax and royalties;

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

Foreign Currency Exchange Contracts

As of November 30, 2010 and May 31, 2010, the aggregate fair values of our Canadian, Brazilian, and Indian foreign currency exchange contracts were $8.0 million and ($1.7) million, respectively. The table below provides information about our significant foreign exchange derivatives.

	As of November 30, 2010			As of May 31, 2010
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
(in millions US$)	FY 2011	FY 2012		FY 2011
Foreign Currency Exchange Forwards
Canadian Dollar
Notional—short USD	$382.2	$127.8	$7.6	$237.1	$(1.7)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0465	1.0407		1.0376
Foreign Currency Exchange Collars
Canadian Dollar
Notional USD	$50.2	$20.4	$(0.6)
Weighted Average Participation Rate—Canadian dollar to U.S. dollar	1.0492	1.0430
Weighted Average Protection Rate—Canadian dollar to U.S. dollar	0.9956	0.9800
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional—long USD	$145.0		$(0.1)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7219
Notional—short USD	$19.5		$—
Weighted Average Rate—Brazilian real to U.S. dollar	1.7150
Indian Rupee
Notional—long USD	$179.5		$1.2
Weighted Average Rate—Indian rupee to U.S. dollar	46.0768
Foreign Currency Exchange Futures
Brazilian Real
Notional—long USD	$62.0		$(0.3)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7250
Notional—short USD	$34.0		$0.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.7267

Total Fair Value			$8.0		$(1.7)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of November 30, 2010 and May 31, 2010, the fair value of our natural gas commodities contracts were ($10.2) million and ($12.3) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of November 30, 2010				As of May 31, 2010
	Expected Maturity Date			Fair Value	Expected Maturity Date			Fair Value
(in millions)	FY 2011	FY 2012	FY 2013		FY 2011	FY 2012	FY 2013
Natural Gas Swaps
Notional (million MMBtu)—long	4.8	5.2	1.7	$(10.2)	8.4	3.5	0.8	$(1.9)
Weighted Average Rate (US$/MMBtu)	$4.47	$4.91	$5.03		$4.50	$5.13	$5.18
Natural Gas 3-Way Collars
Notional (million MMBtu)					4.0			$(10.4)
Weighted Average Call Purchased Rate (US$/MMBtu)					$7.39
Weighted Average Call Sold Rate (US$/MMBtu)					$9.86
Weighted Average Put Sold Rate (US$/MMBtu)					$6.52

Total Fair Value				$(10.2)				$(12.3)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended November 30, 2010.

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

We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements:

•

New Wales Multifos Kiln Testing Issues. We previously reported to the U.S Environmental Protection Agency (“EPA”) and the Florida Department of Environmental Protection (“FDEP”) certain irregularities in our testing related to compliance with the nitrous oxide emission limits in the air permit for a kiln used for production of Multifos animal feed at our New Wales, Florida, phosphate concentrates plant (“New Wales”) and to the FDEP a programming error within a digital processing unit at one of the sulfuric acid plants at New Wales that resulted in an emissions exceedance of sulfur dioxide. During the second quarter of fiscal 2011, we paid a penalty of less than $100,000 to settle these and other matters with the FDEP.

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that sets numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. The NNC Rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida by March, 2012. Our lawsuit asserts, among other matters, that the criteria set by EPA do not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and seeks a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

The NNC Rule includes regulatory relief mechanisms, as well as a provision for site-specific alternative criteria which, if approved by the EPA, allow for deviations from the water quality standard that is otherwise applicable under the NNC Rule. We intend to explore the use of site-specific alternative criteria; however, we cannot predict whether we will be able to identify and obtain EPA approval of site-specific alternative criteria or whether any such approved criteria would significantly mitigate the adverse effects on us of the NNC Rule. Absent success in our lawsuit challenging the NNC Rule or in identifying and obtaining EPA approval of site-specific alternative criteria that would significantly mitigate the NNC Rule’s adverse effects, we expect that compliance with the requirements of the NNC Rule would adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

The following table shows, for each of our U.S. mines that is subject to the Federal Mine Safety and Health Act of 1977 (“MSHA”), the information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section references are to sections of MSHA.

Florida Phosphate Rock Mines
Three Months Ended November 30, 2010 (whole dollars)	Potash Mine Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	—	—	10	2	—	—
Orders issued under Section 104(b)	—	—	—	—	—	—
Citations and orders under Section 104(d)	—	—	—	—	—	—
Violations under Section 110(b)(2)	—	—	—	—	—	—
Orders under Section 107(a)	—	—	—	—	—	—
Proposed assessments under MSHA	—	$117	$14,192	—	—	—
Mining-related fatalities	—	—	—	—	—	—
Notice under Section 104(e)	—	—	—	—	—	—
Notice of the potential for a pattern of violations under Section 104(e)	—	—	—	—	—	—
Pending legal actions before the Federal Mine Safety and Health Review Commission	—	—	—	—	—	—

ITEM 1A.	RISK FACTORS

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

We had shut down the South Fort Meade mine because we could not extend the mine into Hardee County in reliance on the federal wetlands permit. On October 27, 2010, we reached a partial settlement with the plaintiffs that allowed us to proceed with mining on approximately 200 acres out of the 10,583 acre extension of the mine into Hardee County, for an estimated four month period. We expect that South Fort Meade will mine approximately 1 million [tons], or approximately 250,000 [tons] per month, of phosphate rock during this period. Following court approval of the partial settlement, we commenced mining within the 200-acre area in early December 2010.

The shutdown resulted in costs to suspend operations and idle plant costs. Lower phosphate rock mining production levels also adversely affected gross margin.

Oral argument on our appeal of the preliminary injunction has been set for the week of April 4, 2011. If the preliminary injunction remains in effect by the time we complete the mining of the approximately 200 acres covered by the partial settlement, we could incur additional costs related to a future indefinite closure of the South Fort Meade mine. There can be no assurance that we will be able to maintain partial operations at the South Forth Meade mine after we complete the mining of Phase I and until we receive a decision on our appeal of the preliminary injunction or otherwise successfully develop and implement plans to fully mitigate the effects of the preliminary injunction in the longer-term. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees or result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer-term, conceivably adversely affect our liquidity and capital resources.

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

In addition, as a result of adoption by the U.S. Environmental Protection Agency (“EPA”) of a new rule imposing numeric criteria for the discharge of nitrogen and/or phosphorous into Florida lakes and streams, we believe that the risk factor in Item 1A of the 10-K Report that describes the possibility that permitting, financial assurance and other environmental, health and safety laws and regulations could become more stringent over time should be revised to read as follows:

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

Among other matters, on December 6, 2010, the EPA adopted numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. The rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida by March, 2012. We and others have brought lawsuits challenging the rule. We are also exploring regulatory relief mechanisms provided under the rule. If our lawsuit and our efforts to identify and obtain approval of effective regulatory relief mechanisms are unsuccessful, we expect that compliance with the requirements of the rule would adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as
principal accounting officer)

January 6, 2011

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

101	Interactive Data Files		X

E-1