Form 10-Q
period 2011-02-28
MOSAIC CO
filed 2011-03-31
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 446,515,263 common shares as of March 25, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Net sales	$2,214.3	$1,731.9	$7,077.4	$4,898.8
Cost of goods sold	1,360.7	1,255.4	4,950.8	3,893.1

Gross margin	853.6	476.5	2,126.6	1,005.7
Selling, general and administrative expenses	83.6	82.3	261.0	246.6
Other operating expenses (income)	(0.8)	5.3	26.3	35.9

Operating earnings	770.8	388.9	1,839.3	723.2
Interest expense, net	0.2	10.0	12.8	36.8
Foreign currency transaction loss	(31.7)	(22.3)	(60.6)	(31.8)
Gain on sale of equity investment	—	—	685.6	—
Other income (expense)	(16.1)	0.7	(17.0)	6.7

Earnings from consolidated companies before income taxes	722.8	357.3	2,434.5	661.3
Provision for income taxes	175.9	125.3	566.8	208.5

Earnings from consolidated companies	546.9	232.0	1,867.7	452.8
Equity in net earnings (loss) of nonconsolidated companies	(4.3)	(8.5)	0.6	(17.8)

Net earnings including non-controlling interests	542.6	223.5	1,868.3	435.0
Less: Net earnings attributable to non-controlling interests	0.5	0.9	2.9	4.0

Net earnings attributable to Mosaic	$542.1	$222.6	$1,865.4	$431.0

Basic net earnings per share attributable to Mosaic	$1.21	$0.50	$4.18	$0.97

Diluted net earnings per share attributable to Mosaic	$1.21	$0.50	$4.17	$0.97

Basic weighted average number of shares outstanding	446.3	445.2	445.8	444.9
Diluted weighted average number of shares outstanding	447.7	446.8	447.3	446.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	February 28, 2011	May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,352.1	$2,523.0
Receivables, net	777.9	599.6
Receivables due from Cargill, Incorporated and affiliates	20.5	15.2
Inventories	1,133.6	1,002.3
Deferred income taxes	111.3	115.7
Assets and investments held for sale	—	399.6
Other current assets	298.2	319.4

Total current assets	5,693.6	4,974.8
Property, plant and equipment, net of accumulated depreciation of $2,877.1 million and $2,542.9 million, respectively	6,330.3	5,465.6
Investments in nonconsolidated companies	438.9	54.7
Goodwill	1,828.8	1,763.2
Deferred income taxes	235.7	305.9
Other assets	171.8	143.5

Total assets	$14,699.1	$12,707.7

Liabilities and Equity
Current liabilities:
Short-term debt	$74.2	$83.1
Current maturities of long-term debt	50.3	15.2
Accounts payable	645.4	552.5
Accounts payable and prepayments due to Cargill, Incorporated and affiliates	24.7	14.2
Accrued liabilities	660.6	605.4
Accrued income taxes	32.0	0.1
Deferred income taxes	47.3	33.4

Total current liabilities	1,534.5	1,303.9
Long-term debt, less current maturities	762.2	1,245.6
Deferred income taxes	514.1	501.7
Other noncurrent liabilities	878.7	908.1
Equity:
Common stock, $0.01 par value, 700.0 shares authorized:
Common stock, 446.5 and 445.4 shares issued and outstanding as of February 28, 2011 and May 31, 2010, respectively	4.5	4.5
Capital in excess of par value	2,572.5	2,523.0
Retained earnings	7,703.7	5,905.3
Accumulated other comprehensive income	702.7	289.4

Total Mosaic stockholders’ equity	10,983.4	8,722.2
Non-controlling interests	26.2	26.2

Total equity	11,009.6	8,748.4

Total liabilities and equity	$14,699.1	$12,707.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended February 28,
	2011	2010
Cash Flows from Operating Activities:
Net earnings including non-controlling interests	$1,868.3	$435.0
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	324.5	332.6
Deferred income taxes	58.3	36.0
Equity in loss of nonconsolidated companies, net of dividends	2.6	17.8
Accretion expense for asset retirement obligations	24.0	23.2
Share-based compensation expense	18.7	20.5
Unrealized gain on derivatives	(23.6)	(87.2)
Gain on sale of equity investment	(685.6)	—
Excess tax benefit related to stock option exercises	(12.1)	(3.2)
Other	14.6	2.5
Changes in assets and liabilities:
Receivables, net	(183.9)	(17.3)
Inventories, net	(129.5)	172.0
Other current and noncurrent assets	39.5	186.6
Accounts payable	94.3	85.5
Accrued liabilities and income taxes	97.9	(368.1)
Other noncurrent liabilities	(54.2)	(12.0)

Net cash provided by operating activities	1,453.8	823.9
Cash Flows from Investing Activities:
Capital expenditures	(897.3)	(635.6)
Proceeds from sale of equity investment	1,030.0	—
Proceeds from sale of business	50.0	12.9
Restricted cash	(13.7)	22.8
Investments in nonconsolidated companies	(385.3)	—
Other	3.1	4.5

Net cash used in investing activities	(213.2)	(595.4)
Cash Flows from Financing Activities:
Payments of short-term debt	(293.5)	(255.1)
Proceeds from issuance of short-term debt	284.6	259.2
Payments of long-term debt	(467.1)	(38.6)
Proceeds from issuance of long-term debt	17.6	0.6
Payment of tender premium on debt	(16.1)	(5.7)
Proceeds from stock options exercised	18.7	10.8
Excess tax benefit related to stock option exercises	12.1	3.2
Cash dividends paid	(67.0)	(645.7)
Other	(4.9)	(0.9)

Net cash used in financing activities	(515.6)	(672.2)
Effect of exchange rate changes on cash	104.1	32.3

Net change in cash and cash equivalents	829.1	(411.4)
Cash and cash equivalents—beginning of period	2,523.0	2,703.2

Cash and cash equivalents—end of period	$3,352.1	$2,291.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $41.7 million in 2011 and $27.6 million in 2010)	$56.1	$66.6
Income taxes (net of refunds)	434.5	492.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

	Shares	Mosaic Shareholders
		Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2009	444.5	$4.4	$2,483.8	$5,746.2	$258.6	$22.2	$8,515.2
Net earnings including non-controlling interest	—	—	—	827.1	—	4.4	831.5
Foreign currency translation adjustment, net of tax of $41.3	—	—	—	—	97.1	1.1	98.2
Net actuarial loss and prior service cost, net of tax benefit of $34.0 million	—	—	—	—	(66.3)	—	(66.3)

Comprehensive income						5.5	863.4
Stock option exercises	0.9	0.1	12.4	—	—	—	12.5
Amortization of stock based compensation	—	—	23.5	—	—	—	23.5
Dividends ($1.50 per share)	—	—	—	(668.0)	—	—	(668.0)
Dividends for non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Tax benefits related to share based compensation	—	—	3.3	—	—	—	3.3

Balance as of May 31, 2010	445.4	4.5	2,523.0	5,905.3	289.4	26.2	8,748.4
Net earnings including non-controlling interest	—	—	—	1,865.4	—	2.9	1,868.3
Foreign currency translation net of tax of $19.1 million	—	—	—	—	387.4	1.8	389.2
Net actuarial gain and prior service cost, net of tax expense of $13.2 million	—	—	—	—	25.9	—	25.9

Comprehensive income						4.7	2,283.4
Stock option exercises	1.1	—	18.7	—	—	—	18.7
Amortization of share based compensation	—	—	18.7	—	—	—	18.7
Dividends ($0.15 per share)	—	—	—	(67.0)	—	—	(67.0)
Dividends for non-controlling interests	—	—	—	—	—	(4.7)	(4.7)
Tax benefits related to share based compensation	—	—	12.1	—	—	—	12.1

Balance as of February 28, 2011	446.5	$4.5	$2,572.5	$7,703.7	$702.7	$26.2	$11,009.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (“Mosaic”, and, with its consolidated subsidiaries, individually or in any combination, “we”, “us”, “our”, or the “Company”) was created to serve as the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. (“IMC” or “Mosaic Global Holdings”) and the Cargill Crop Nutrition fertilizer businesses (“CCN”) of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American and international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 86% for the nine months ended February 28, 2011.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 15 to our Condensed Consolidated Financial Statements for segment results.

2. Cargill Transaction

On January 18, 2011, we, Cargill and certain Cargill stockholders (the “MAC Trusts”) entered into agreements pursuant to which, among other things, Cargill would exchange its approximately 64% equity interest in us with Cargill stockholders (the “Exchanging Cargill Stockholders”) and certain debt holders of Cargill (the “Exchanging Cargill Debt Holders”) for outstanding shares of Cargill common stock and Cargill debt, followed by a series of public offerings intended to result in the orderly distribution of the equity interests acquired by the Exchanging Cargill Stockholders and the Exchanging Cargill Debt Holders (the “Cargill Transaction”). Pursuant to a ruling from the U.S. Internal Revenue Service (the “IRS”), these exchanges, as well as the merger described below (the “Merger”) are expected to be tax-free to Cargill, Mosaic and their respective stockholders. The Cargill Transaction is expected to benefit us by improving our long-term strategic and financial flexibility, as well as greatly increasing the liquidity of our common stock. The Cargill Transaction will result in no change to our total outstanding shares, the economic rights of our shares or earnings per share, nor is it expected to have a material impact on our underlying financial performance or current business operations. In addition, these transactions will not result in any changes to our accounting policies applied to our Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal contemplated transactions include the following:

•

A Merger that would have the effect of recapitalizing Mosaic’s existing Common Stock into three classes: Common Stock, Class A Common Stock and Class B Common Stock. All three of these classes would be issued by one of our existing subsidiaries, GNS II (U.S.) Corp (“GNS”). The Common Stock would be substantially identical to our existing Common Stock, and all three classes would have the same economic rights as our existing Common Stock. Holders of the Common Stock and the Class A Common Stock would have one vote per share on all matters on which they are entitled to vote, whereas holders of the Class B Common Stock would have ten votes per share solely for the election of directors and one vote per share on all other matters on which they are entitled to vote. The Class A Common Stock and the Class B Common Stock would be subject to transfer restrictions and have conversion rights and class voting rights and would not be publicly traded. The Common Stock would continue to trade under the ticker symbol MOS.

•	Mosaic would be renamed “MOS Holdings Inc.” and would become a wholly-owned subsidiary of GNS. GNS would then be renamed “The Mosaic Company”.

•	A portion of our Common Stock currently held by Cargill would be converted, on a one-for-one basis, into the right to receive Class A Common Stock and Class B Common Stock.

•	Each other outstanding share of our Common Stock (including a portion of the shares of our Common Stock currently held by Cargill) would be converted into the right to receive a share of Common Stock.

•

Immediately after the Merger, Cargill would conduct a split-off (the “Split-off”) in which it would exchange all of our shares that it receives in the Merger (other than certain shares of Common Stock that would be retained by Cargill (the “Cargill Retained Shares”)) for shares of Cargill stock held by the Exchanging Cargill Stockholders, including the MAC Trusts. Cargill plans to exchange an estimated 179 million of our shares with Exchanging Cargill Stockholders. After the Split-off, we estimate that the Exchanging Cargill Stockholders would hold approximately 40% of our total outstanding shares that would represent at least 81% of the total voting power with respect to the election of our directors.

•

Cargill also expects to exchange all of its estimated 107 million Cargill Retained Shares with the Exchanging Cargill Debt Holders for Cargill debt in one or more transactions (the “Debt Exchanges”), the first of which is expected to occur promptly following completion of the Split-off.

•

We have agreed to conduct a series of registered secondary offerings (“Formation Offerings”) within 15 months after the Split-off to provide for the sale of the Cargill Retained Shares by the Exchanging Cargill Debt Holders and 49.5 million shares of our stock received by the MAC Trusts in the Split-off. We expect that at least half of these shares will be sold in the initial Formation Offering, which will occur immediately following the completion of the Split-off and the initial Debt Exchange.

•

All other shares of our stock received by the Exchanging Cargill Stockholders and not sold in the Formation Offerings (an estimated 129 million shares in the aggregate) would generally be subject to transfer restrictions and would be released in three equal annual installments beginning on the two and half year anniversary of the Split-off. We would, at the request of the MAC Trusts or at our own election, register our shares for sale in a secondary offering that could occur each year after the second anniversary of the Split-off, with the first such offering occurring not earlier than twelve months after the last of the Formation Offerings and certain other primary or secondary offerings.

•

Following 180 days after the four-and-a-half year anniversary of the Split-off, the MAC Trusts would have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares received in the Split-off.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Our agreements with Cargill and the Exchanging Cargill Stockholders also contain additional provisions relating to private and market sales under specified conditions.

We have agreed that, among other things, and subject to certain exceptions:

•

Prior to the Merger, we will not make certain changes to our line of business, issue or buy back our own capital stock or other voting securities, make certain acquisitions or dispositions of businesses, assets or other properties, declare special dividends, or incur liabilities or obligations outside the ordinary course.

•

For a period ending two years after the Merger, we will not engage in certain prohibited acts (“Prohibited Acts”), unless we receive an opinion, satisfactory to Cargill, that such action will not result in the Merger, Split-off or Debt Exchanges being treated as taxable transactions. Our ability to obtain such an opinion would potentially give us the flexibility to take such actions based on the then-present facts and circumstances. Receipt of any such opinion does not relieve us of our potential indemnification obligations, described below, for engaging in a Prohibited Act.

•

We will indemnify Cargill for certain taxes and tax-related losses imposed on Cargill if we engage in a Prohibited Act or in the event we are in breach of representations or warranties made in support of the tax-free nature of the Merger, Split-off and Debt Exchanges, if our Prohibited Act or breach causes the Merger, Split-off and/or Debt Exchanges to fail to qualify as tax-free transactions.

Generally speaking, Prohibited Acts include:

•

Entering into any agreements, understandings, arrangements or substantial negotiations pursuant to which any person would acquire, increase or have the right to acquire or increase such person’s ownership interest in us, provided that equity issuances, redemptions from the MAC Trusts and approvals of transfers within an agreed-upon “basket” of up to approximately 42 million shares (subject to reductions in the event of redemptions) are not Prohibited Acts.

•	Approving or recommending a third-party tender offer or exchange offer for our stock or causing or permitting any merger, reorganization, combination or consolidation of Mosaic or GNS.

•	Causing our “separate affiliated group” (as defined in the Internal Revenue Code) to fail to be engaged in the fertilizer business.

•

Reclassifying, exchanging or converting any shares of our stock into another class or series, or changing the voting rights of any shares of our stock (other than a conversion of Class B Common Stock to either Class A Common stock or Common Stock with stockholder approval in accordance with the applicable provisions of the agreements relating to the Cargill Transaction).

•

Facilitating the acquisition of Mosaic’s stock by any person or coordinating group (as defined in IRS regulations) (other than Cargill and its subsidiaries), if such acquisition would result in any person or coordinating group beneficially owning 10% or more of our outstanding Common Stock.

•

Facilitating participation in management or operation of the Company (including by becoming a director) by a person or coordinating group (as defined in IRS regulations) (other than Cargill and its subsidiaries) who beneficially owns 5% or more of our outstanding Common Stock

Cargill has agreed, among other things, and subject to certain exceptions:

•	To vote all of its shares of our Common Stock in favor of the Cargill Transaction.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Until the earlier of the closing or termination of the Cargill Transaction, not to transfer its shares of our Common Stock, participate in an acquisition of our securities or our subsidiaries or a business combination, recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us or our subsidiaries, solicit proxies with respect to the voting of our Common Stock, participate in a group (other than with Cargill’s affiliates) with respect to our Common Stock, or submit to our stockholders any written consent or call a special meeting of our stockholders, or solicit alternative proposals.

•

In the event of termination of the Cargill Transaction under certain conditions (including termination because Cargill’s board determines in its sole discretion that the Cargill Transaction is not in Cargill’s best interest and that then-present market conditions are not consistent with achieving Cargill’s business objective), Cargill would pay us a termination fee of $200 million, which we would distribute to our stockholders (other than Cargill).

•

Reimburse us for up to $15 million in the aggregate of fees and expenses we incur in connection with the Cargill Transaction; such reimbursement will be recorded as a capital contribution in stockholders’ equity.

The closing of the transaction is subject to certain conditions, including: (i) approval by the majority of our minority shareholders; (ii) the receipt of certain regulatory approvals; (iii) no withdrawal or adverse change to the IRS ruling; and (iv) other customary conditions.

In addition, the MAC Trusts and any other Cargill stockholder that is participating in the Split-off, who, to Cargill’s knowledge at the time of closing is reasonably expected to, or be part of a group of stockholders who will, beneficially own 5% or more of the voting power of GNS for the election of directors following the Split-off (a “Significant Stockholder”), would be subject to a governance agreement (the “Governance Agreement”). Under the Governance Agreement, each Significant Stockholder is to be subject to certain transfer and standstill restrictions. In addition, until the earlier of the third anniversary of the closing and the date on which such stockholder beneficially owns less than 10% of the total voting power for the election of directors, each such stockholder would agree, among other things, to vote its shares of our stock (other than for the election of directors or a proposal to convert our Class B Common Stock into Class A Common Stock and/or Common Stock) in accordance with our board’s recommendations, so long as holders of a majority of the voting securities owned by all holders other than the Significant Stockholders who have submitted proxies to us in respect of such meeting have agreed to vote their securities in accordance with our board’s recommendation.

Closing is expected in the second calendar quarter of 2011; however, there can be no assurance as to when the transaction will close and it is possible that it may not occur at all.

3. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to the Condensed Consolidated Financial Statements) necessary for fair presentation of our financial position as of February 28, 2011, and our results of operations and cash flows for the nine months ended February 28, 2011 and 2010. The following notes should be read in

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives of long-lived assets, derivative financial instruments, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, inventory valuation and accruals for pending legal matters. Actual results could differ from these estimates.

4. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard (codified in December 2009 as Accounting Standards Update (“ASU”) No. 2009-17) that revises the guidance for consolidating variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess consolidation of a variable-interest entity. Additionally, in February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” which clarified that related parties should be considered when evaluating service contracts for determining whether a decision maker or a service provider fee represents a variable interest. These standards became effective for Mosaic on June 1, 2010, adoption of which did not have a material impact on our Condensed Consolidated Financial Statements. Disclosures required by these standards are included in Note 10 to our Condensed Consolidated Financial Statements.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Classes of Common and Preferred Stock

Classes of common and preferred stock consist of the following:

	February 28, 2011	May 31, 2010
Preferred stock, $0.01 par value, 15.0 million shares authorized, none issued and outstanding as of February 28, 2011 and May 31, 2010	$—	$—
Common stock, $0.01 par value, 700.0 million shares authorized:
Class B common stock, none issued and outstanding as of February 28, 2011 and May 31, 2010	$—	$—
Common stock, 446.5 million and 445.4 million shares issued and outstanding as of February 28, 2011 and May 31, 2010, respectively	$4.5	$4.5

6. Earnings Per Share

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

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Net earnings attributed to Mosaic	$542.1	$222.6	$1,865.4	$431.0

Basic weighted average common shares outstanding	446.3	445.2	445.8	444.9
Common stock issuable upon vesting of restricted stock awards	0.4	0.3	0.4	0.3
Common stock equivalents	1.0	1.3	1.1	1.3

Diluted weighted average common shares outstanding	447.7	446.8	447.3	446.5

Net earnings per share attributable to Mosaic—basic	$1.21	$0.50	$4.18	$0.97
Net earnings per share attributable to Mosaic—diluted	$1.21	$0.50	$4.17	$0.97

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 0.2 million and 0.4 million shares of common stock subject to issuance upon exercise of stock options and restricted stock awards for the three and nine months ended February 28, 2011 and 0.4 million shares for the three and nine months ended February 28, 2010, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

7. Income Taxes

We record unrecognized tax benefits in accordance with the applicable accounting standards. During the three months and nine months ended February 28, 2011 unrecognized tax benefits increased by $15.4 million and $24.0 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $51.0 million and $40.5 million as of February 28, 2011 and May 31, 2010, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

During the third quarter of fiscal year 2011, the U.S. Internal Revenue Service concluded its audit for fiscal years 2007 and 2008. This audit did not result in significant changes in our unrecognized tax benefits. We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2009 and 2010, and the Canadian Revenue Agency for the fiscal years 2001 to 2008. Based on the information available as of February 28, 2011, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

8. Inventories

Inventories consist of the following:

	February 28, 2011	May 31, 2010
Raw materials	$49.8	$49.2
Work in process	264.4	295.5
Finished goods	751.4	573.4
Operating materials and supplies	68.0	84.2

	$1,133.6	$1,002.3

9. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 28, 2011 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2010	$537.2	$1,226.0	$1,763.2
Foreign currency translation	—	68.1	68.1
Write off related to sale of business	(2.5)	—	(2.5)

Balance as of February 28, 2011	$534.7	$1,294.1	$1,828.8

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

10. Variable Interest Entities

Mosaic is the primary beneficiary of and consolidates two variable interest entities (“VIE’s”) within our Phosphates segment: PhosChem and South Fort Meade Partnership, L.P. (“SFMP”). We determine whether we are the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE were designed to create and pass along to other entities, the activities of the VIE that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the VIE. We assess our VIE determination with respect to an entity on an ongoing basis. We have not identified any additional VIEs in which we hold a significant interest.

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $454.5 million and $1.6 billion for the three and nine months ended February 28, 2011, respectively, and net sales of $274.9 million and $1.2 billion for the three and nine months ended February 28, 2010, respectively which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three and nine months ended February 28, 2011 and 2010. SFMP previously funded its operations in part through a fixed rate Senior Secured Note which was repaid on December 15, 2010. As of May 31, 2010, the note had a balance of $6.7 million and was included in current maturities of long-term debt in our Condensed Consolidated Balance Sheets.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	February 28, 2011	May 31, 2010
Current assets	$188.9	$161.7
Non current assets	51.0	52.0

Total assets	$239.9	$213.7

Current liabilities	$10.8	$35.0
Non current liabilities	—	—

Total liabilities	$10.8	$35.0

11. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $26.8 million and $26.2 million as of February 28, 2011 and May 31, 2010, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

Hutchinson, Kansas Sinkhole. In January 2005, a sinkhole developed at a former IMC salt solution mining and steam extraction facility in Hutchinson, Kansas. Under Kansas Department of Health and Environment (“KDHE”) oversight, we completed measures to fill and stabilize the sinkhole and provided KDHE information regarding our continuous monitoring of the sinkhole as well as steps taken to ensure its long term stability. At KDHE’s request, we then investigated the potential for subsidence or collapse at approximately 30 former salt solution mining wells at the property, some of which are in the vicinity of nearby residential properties, railroads and roadways. Subsequently, we entered into an agreement with KDHE and the City of Hutchinson with respect to measures to address risks presented by the former wells. The primary measures include our purchase of a number of homes in the Careyville development that is adjacent to the Hutchinson, Kansas facility in order to create a buffer between the former wells and residential property, our installation of an early detection

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitoring system, well stability investigation along the railroad tracks, the City of Hutchinson’s closure of a road, and backfilling of several wells which have a greater risk, over time, of creating new sinkholes. We have purchased all but one of the homes required to create the buffer. We do not expect that the costs related to these matters will have a material impact on our business or financial condition in excess of amounts accrued. If further subsidence were to occur at the existing sinkhole, additional sinkholes were to develop, KDHE were to request additional measures to address risks presented by the former wells or further investigation at the site reveals additional subsidence or sinkhole risk, it is possible that we could be subject to additional claims from governmental agencies or other third parties that could exceed established accruals, and it is possible that the amount of any such claims could be material.

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

Florida Sulfuric Acid Plants. On April 8, 2010, the EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the “CAA”) regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 17, 2009, Sierra Club, Inc. (the “Sierra Club”), Joseph Rehill, John Korvick, Mary Sheppard and Manasota-88, Inc. (“Manasota-88”) brought a lawsuit in the Manatee County Circuit Court alleging procedural defects by the Manatee County Board in its approval of the Settlement Agreement and the Manatee County Board’s subsequent approvals that permit us to begin mining the Altman Extension. The lawsuit was against Manatee County and Mosaic Fertilizer, LLC (“Mosaic Fertilizer”) and sought a writ of certiorari invalidating the Manatee County Board approvals. In November 2009, the court denied the writ of certiorari. The plaintiffs appealed that decision and, in December 2010, the Second District Court of Appeals affirmed denial of the writ of certiorari. The time period for plaintiffs to appeal the denial to the Florida Supreme Court expired on January 3, 2011 and this matter is now concluded.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 27, 2010, we reached a partial settlement (the “Partial Settlement”) with the plaintiffs. The Partial Settlement allows mining to proceed on approximately 200 acres (“Phase I”) out of the 10,583 acre Hardee County Extension. In connection with the Partial Settlement, we agreed not to mine approximately 40 acres of the Hardee County Extension, including 14.3 acres of wetlands which will be preserved through a conservation easement. The Jacksonville District Court approved the Partial Settlement on November 3, 2010, and we commenced mining Phase I in December 2010. Based on current plans, we expect to complete the mining of almost 1.4 million tonnes of phosphate rock from Phase I in June 2011 or an average in excess of 225,000 tonnes per month. We are continuing to evaluate alternatives for mining at the South Fort Meade mine beyond this time period, and intend to pursue continued mining in order to obtain a continued supply of phosphate rock from the mine in a manner consistent with applicable law and the Preliminary Injunction. This may include mining of upland areas only.

On February 8, 2011, the Eleventh Circuit set oral arguments in the appeal for April 4, 2011.

The shutdown of the South Fort Meade mine resulted in costs to suspend operations and idle plant costs, and lower phosphate rock mining production levels also adversely affected gross margin. Because of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine did not significantly impact our sales volumes. In addition to mining Phase I, our near-term mitigation activities have included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in a Peruvian phosphate rock mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines.

If the Preliminary Injunction remains in effect by the time we complete the mining of Phase I and we do not implement satisfactory alternatives for continued mining, we could incur additional costs related to a future indefinite closure of the South Fort Meade mine. Moreover, under such circumstances, our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction in the longer-term remains uncertain. Our historical production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production is estimated to be almost 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

We believe that the plaintiffs’ claims in this case are without merit and intend to vigorously defend the Corps issuance of the Hardee County Extension Permit. However, if the plaintiffs were to prevail in this case, obtaining new or modified permits could significantly delay the mining of the Hardee County Extension and could result in more onerous mining conditions.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. On August 24, 2010, we received official confirmation from the Corps that it plans to conduct an area-wide EIS (“AEIS”) for the central Florida phosphate district. The Corps has established a planned 18-month time frame for completion of the AEIS. We cannot predict the scope or actual timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On March 17, 2010, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) agreed to hear the defendants’ interlocutory appeal. The parties have filed their appellate briefs with the Seventh Circuit, and the court heard oral arguments from the parties on June 3, 2010. We are currently awaiting the Seventh Circuit’s ruling.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri. The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. We filed an answer to the complaint responding that MicroEssentials® does not infringe the plaintiffs’ patent and that the plaintiffs’ patent is invalid. Following a hearing on March 17, 2010, at which the court construed plaintiffs’ patent in such a manner that our MicroEssentials® products would not infringe the patent, the plaintiffs agreed to dismiss their claims with prejudice, subject to a right to appeal the dismissal. Plaintiffs have subsequently appealed the dismissal to the United States Court of Appeals for the Federal Circuit; oral arguments were heard by that court on February 9, 2011, and we are awaiting the court’s ruling.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, in February 2010, PCS notified us that it was lifting its prior notice of force majeure but noted that it only intended to take a pro rata share of its nominated volume for calendar 2010. In March 2010, the court denied our motion to bar and strike, as not a proper subject for declaratory relief and as time-barred, PCS’ claim for alleged losses arising from saturated brine inflows in portions of our Esterhazy mine dating back to 1985 and 1986, on the basis that these determinations should be made by the trial judge based upon the evidentiary record established at trial. The court has reserved dates for the trial beginning September 6, 2011.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Actions Relating to the Cargill Transaction

Mosaic, GNS, GNS Merger Sub LLC (“Merger Sub”), the members of the Mosaic board of directors and Cargill are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Delaware Court of Chancery by several Mosaic stockholders: the City of Lakeland Employees Pension Plan, the Louisiana Municipal Police Employees Retirement System, the Teamsters Local 500 Severance Fund and the Minneapolis Firefighters’ Relief Association on February 28, March 8, 2011, March 8, 2011 and March 15, 2011, respectively. On March 9, 2011, the City of Lakeland Employees Pension Plan was dismissed, and the Operating Engineers Construction Industry and Miscellaneous Pension Fund was added, as a plaintiff. The Stockholder Actions challenge the proposed Cargill Transaction. Collectively, the Stockholder Actions generally allege that the Mosaic directors breached their fiduciary duties to Mosaic and its stockholders by authorizing the Cargill Transaction, that the Mosaic directors improperly delegated their authority to Cargill in violation of the Delaware General Corporation Law and in breach of their fiduciary duties, that the preliminary proxy statement filed with the SEC by Mosaic in connection with the Cargill Transaction omits material information and is materially misleading, particularly concerning financial advice provided by financial advisers to the special committee formed by Mosaic’s board of directors to consider the transaction and the ramifications of the Cargill Transaction to Mosaic’s minority stockholders. The Stockholder Actions seek, among other things: to enjoin the defendants from consummating the Cargill Transaction on the agreed-upon terms; to require the individual defendants to make full and complete disclosure; to rescind the Cargill Transaction; to invalidate provisions of the tax agreement that is part of the Cargill Transaction; rescissory and compensatory damages in unspecified amounts; and recovery of the costs of the lawsuit. We believe the Stockholder Actions are without merit and plan to defend against them vigorously. At this stage of the proceedings, we cannot predict the outcome of this litigation but do not expect that it will have a material effect on our results of operations, liquidity or capital resources.

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

12. Accounting for Derivative Instruments and Hedging Activities

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

As of February 28, 2011, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	February 28, 2011
Foreign currency derivatives	Foreign currency	US Dollars	885.7
Natural gas derivatives	Commodity	MMbtu	12.1
Ocean freight contracts	Freight	Tonnes	2.8

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

	Location	Three months ended February 28,		Nine months ended February 28,
Derivative Instrument		2011	2010	2011	2010
Foreign currency derivatives	Cost of goods sold	$7.5	$1.2	$11.9	$(6.4)
Foreign currency derivatives	Foreign currency transaction gain (loss)	7.1	(4.6)	11.3	23.8
Commodity derivatives	Cost of goods sold	(1.0)	23.0	1.6	73.4
Freight derivatives	Cost of goods sold	3.4	0.3	(1.2)	(3.6)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	February 28, 2011	Location	February 28, 2011
Foreign currency derivatives	Other current assets	$26.2	Accrued liabilities	$(2.8)
Commodity derivatives	Other current assets	—	Accrued liabilities	(8.1)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(3.6)
Freight derivatives	Other current assets	3.5	Accrued liabilities	(0.2)

Total		$29.7		$(14.7)

	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	May 31, 2010	Location	May 31, 2010
Foreign currency derivatives	Other current assets	$3.1	Accrued liabilities	$(3.8)
Commodity derivatives	Other current assets	0.6	Accrued liabilities	(11.9)
Commodity derivatives	Other assets	0.2	Other noncurrent liabilities	(1.4)
Freight derivatives	Other current assets	9.0	Accrued liabilities	(4.4)

Total		$12.9		$(21.5)

(a)	In accordance with U.S. GAAP, the above amounts are disclosed at gross fair value and the amounts recorded on the Condensed Consolidated Balance Sheets are presented on a net basis, when permitted.

For additional disclosures about fair value measurement of derivative instruments, see Note 13 to the Condensed Consolidated Financial Statements.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 28, 2011, was $14.4 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2011, we would be required to post $9.9 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

13. Fair Value Measurements

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

	February 28, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$26.2	$0.2	$26.0	$—
Freight derivatives	3.5	—	—	3.5

Total assets at fair value	$29.7	$0.2	$26.0	$3.5

Liabilities
Foreign currency derivatives	$2.8	$1.9	$0.9	$—
Commodity derivatives	11.7	—	11.7	—
Freight derivatives	0.2	—	—	0.2

Total liabilities at fair value	$14.7	$1.9	$12.6	$0.2

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

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	February 28, 2011		May 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,352.1	$3,352.1	$2,523.0	$2,523.0
Accounts receivable, including Cargill receivables	798.4	798.4	614.8	614.8
Accounts payable trade, including Cargill payables	670.1	670.1	566.7	566.7
Short-term debt	74.2	74.2	83.1	83.1
Long-term debt, including current portion	812.5	878.9	1,260.8	1,352.7

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

14. Related Party Transactions

Cargill is considered a related party due to its majority ownership interest in us. As of February 28, 2011, Cargill and certain of its subsidiaries owned approximately 64.0% of our outstanding common stock. We have entered into transactions and agreements with Cargill and certain of its non-consolidated subsidiaries (affiliates) from time to time, and anticipate that we will enter into additional transactions and agreements with Cargill and its affiliates in the future. Certain agreements and transactions between Cargill and its affiliates and us are described below.

As of February 28, 2011, the net amount due to Cargill and its affiliates related to the above transactions totaled $4.2 million. As of May 31, 2010, the net amount due to Cargill and its affiliates was $2.2 million.

The Condensed Consolidated Statements of Earnings included the following transactions with Cargill and its affiliates:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Transactions with Cargill and affiliates included in net sales	$63.8	$31.1	$167.3	$78.4
Transactions with Cargill and affiliates included in cost of goods sold	12.2	10.7	127.7	78.0
Transactions with Cargill and affiliates included in selling, general and administrative expenses	1.2	2.0	5.2	6.0
Interest income received from Cargill and affiliates	(0.1)	—	(0.2)	—

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of February 28, 2011 and May 31, 2010, the net amount due from our non-consolidated companies totaled $110.0 million and $140.8 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Transactions with non-consolidated companies included in net sales	$275.6	$169.7	$664.4	$386.3
Transactions with non-consolidated companies included in cost of goods sold	118.8	86.0	366.5	208.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Business Segments

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended February 28, 2011
Net sales to external customers	$1,458.0	$753.4	$2.9	$2,214.3
Intersegment net sales	—	4.3	(4.3)	—

Net sales	1,458.0	757.7	(1.4)	2,214.3
Gross margin	454.2	411.6	(12.2)	853.6
Operating earnings	371.8	413.9	(14.9)	770.8
Capital expenditures	76.7	212.8	22.1	311.6
Depreciation, depletion and amortization expense	62.6	49.1	2.4	114.1

Three months ended February 28, 2010
Net sales to external customers	$1,020.7	$702.1	$9.1	$1,731.9
Intersegment net sales	—	27.9	(27.9)	—

Net sales	1,020.7	730.0	(18.8)	1,731.9
Gross margin	114.0	352.0	10.5	476.5
Operating earnings	52.9	326.0	10.0	388.9
Capital expenditures	66.5	138.7	3.6	208.8
Depreciation, depletion and amortization expense	63.5	35.1	3.0	101.6

Nine months ended February 28, 2011
Net sales to external customers	$5,013.0	$2,052.9	$11.5	$7,077.4
Intersegment net sales	—	25.7	(25.7)	—

Net sales	5,013.0	2,078.6	(14.2)	7,077.4
Gross margin	1,175.4	953.5	(2.3)	2,126.6
Operating earnings	952.1	883.3	3.9	1,839.3
Capital expenditures	198.4	670.9	28.0	897.3
Depreciation, depletion and amortization expense	182.2	133.8	8.5	324.5

Nine months ended February 28, 2010
Net sales to external customers	$3,543.2	$1,318.9	$36.7	$4,898.8
Intersegment net sales	—	158.7	(158.7)	—

Net sales	3,543.2	1,477.6	(122.0)	4,898.8
Gross margin	341.6	656.5	7.6	1,005.7
Operating earnings	128.4	575.9	18.9	723.2
Capital expenditures	189.9	425.8	19.9	635.6
Depreciation, depletion and amortization expense	226.5	97.9	8.2	332.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Investment in Miski Mayo Mine

In the first quarter of fiscal 2011, we acquired a 35% economic interest in a joint venture, with subsidiaries of Vale S.A (“Vale”) and Mitsui & Co., Ltd., that owns the recently opened phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011.

17. Assets and Investments Sold

On February 11, 2010, we entered into agreements with Vale under which we granted Vale call options to purchase from us, and Vale granted us put options to sell to Vale, our minority stake in Vale Fertilizantes S.A (formerly Fosfertil S.A. or “Fosfertil”), and our Cubatão facility in Brazil.

On September 29, 2010, we received gross proceeds for our minority stake in Fosfertil of $1.0 billion which resulted in a pre-tax gain of $685.6 million. The tax impact on this transaction was $116.2 million and was included in our provision for income taxes as of February 28, 2011. These assets were included in our Condensed Consolidated Balance Sheets as of May 31, 2010 as assets and investments held for sale of $317.4 million and were part of our Phosphates segment.

On February 28, 2011, we received gross proceeds of $50 million and anticipate receiving additional cash related to working capital adjustments for the sale of our Cubatão facility. The sale resulted in a minimal net earnings impact.

18. Redemption of Senior Notes

On January 13, 2011, we redeemed the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014. A pre-tax charge of approximately $19 million was recorded in the quarter ended February 28, 2011, primarily related to the call premium and the write-off of unamortized fees.

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

Results of Operations

The following table shows the results of operations for the three and nine months ended February 28, 2011 and 2010:

	Three months ended February 28,		2011-2010		Nine months ended February 28,		2011-2010
(in millions, except per share data)	2011	2010	Change	Percent	2011	2010	Change	Percent
Net sales	$2,214.3	$1,731.9	$482.4	28%	$7,077.4	$4,898.8	$2,178.6	44%
Cost of goods sold	1,360.7	1,255.4	105.3	8%	4,950.8	3,893.1	1,057.7	27%

Gross margin	853.6	476.5	377.1	79%	2,126.6	1,005.7	1,120.9	111%
Gross margin percentage	38.5%	27.5%			30.0%	20.5%
Selling, general and administrative expenses	83.6	82.3	1.3	2%	261.0	246.6	14.4	6%
Other operating expenses (income)	(0.8)	5.3	(6.1)	NM	26.3	35.9	(9.6)	(27%)

Operating earnings	770.8	388.9	381.9	98%	1,839.3	723.2	1,116.1	154%
Interest expense, net	0.2	10.0	(9.8)	(98%)	12.8	36.8	(24.0)	(65%)
Foreign currency transaction loss	(31.7)	(22.3)	(9.4)	42%	(60.6)	(31.8)	(28.8)	91%
Gain on sale of equity investment	—	—	—	NM	685.6	—	685.6	NM
Other income (expense)	(16.1)	0.7	(16.8)	NM	(17.0)	6.7	(23.7)	NM

Earnings from consolidated companies before income taxes	722.8	357.3	365.5	102%	2,434.5	661.3	1,773.2	268%
Provision for income taxes	175.9	125.3	50.6	40%	566.8	208.5	358.3	172%

Earnings from consolidated companies	546.9	232.0	314.9	136%	1,867.7	452.8	1,414.9	312%
Equity in net earnings (loss) of nonconsolidated companies	(4.3)	(8.5)	4.2	(49%)	0.6	(17.8)	18.4	NM

Net earnings including non-controlling interests	542.6	223.5	319.1	143%	1,868.3	435.0	1,433.3	329%
Less: Net earnings attributable to non-controlling interests	0.5	0.9	(0.4)	(44%)	2.9	4.0	(1.1)	(28%)

Net earnings attributable to Mosaic	$542.1	$222.6	$319.5	144%	$1,865.4	$431.0	$1,434.4	333%

Diluted net earnings attributable to Mosaic per share	$1.21	$0.50	$0.71	NM	$4.17	$0.97	$3.20	NM
Diluted weighted average number of shares outstanding	447.7	446.8			447.3	446.5

Overview of Consolidated Results for the three months ended February 28, 2011 and 2010

Net sales increased 28% to $2.2 billion in the quarter ended February 28, 2011, compared to the prior year period. Net earnings attributable to Mosaic for the three months ended February 28, 2011 were $542.1 million, or $1.21 per diluted share, compared to $222.6 million, or $0.50 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the third quarter of fiscal 2011 reflected continued strengthening of phosphate sales prices compared to the second quarter of fiscal 2011 and the same period in the prior year when the recovery in phosphates selling prices was in the beginning stages. We have also increased potash production levels compared to the same period in the prior year due to increasing demand. The crop nutrient market has shown significant improvement compared to the year-ago period due to the strengthening global outlook for agriculture fundamentals, supported by increased grain and oilseed prices in the current year. Other factors contributing to the strong outlook were low producer and pipeline inventories and the impact of improving application rates as farmers make up for lower rates in recent years.

The selling prices for our diammonium phosphate (“DAP”) products in the third quarter of fiscal 2011 were significantly higher than in the third quarter of fiscal 2010 due to the factors discussed above and the effect on selling prices of high raw material costs.

Higher raw material costs partially offset the benefit from the increase in market prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand for these raw materials in the current year compared to the year-ago quarter. We believe that our investments in sulfur transportation assets continue to afford us a competitive advantage in the cost of and access to sulfur.

Other Highlights

During the three months ended February 28, 2011:

•

On January 18, 2011, we, Cargill and certain Cargill shareholders entered into agreements intended to result in the split-off and orderly distribution of Cargill’s approximately 64.0% equity interest in us (the “Cargill Transaction”) in a series of secondary offerings. The Cargill Transaction is expected to benefit us by improving our long-term strategic and financial flexibility, as well as greatly increasing the liquidity of our common stock. The Cargill Transaction will result in no change to our total outstanding shares, the economic rights of our shares or earnings per share. The Cargill Transaction also is not expected to have a material impact on our underlying financial performance or current business operations. We have included additional information about the Cargill Transaction in Note 2 of our Condensed Consolidated Financial Statements, and the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.

•

We redeemed the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014 on January 13, 2011. We recorded a pre-tax charge in other expense of approximately $19.0 million in the third fiscal quarter, primarily related to the call premium and the write-off of unamortized fees. We expect that our annual interest expense will be reduced by approximately $34.0 million upon retirement of this debt.

•

We completed the sale of our Cubatão, Brazil facility to a subsidiary of Vale S.A. (“Vale”) on February 28, 2011. We received gross proceeds of $50.0 million and anticipate receiving additional cash related to working capital adjustments. This sale resulted in a minimal net earnings impact.

•	We received approximately $40.0 million from several insurance recoveries primarily in our Potash business which is reflected in other operating income.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. We expect the planned expansions to increase our annual capacity for finished product over the next decade by up to 5 million tonnes.

During the three months ended February 28, 2010:

•	We paid a special dividend of $578.5 million, or $1.30 per share, on December 3, 2009.

Overview of Consolidated Results for the nine months ended February 28, 2011 and 2010

Net earnings attributable to Mosaic for the nine months ended February 28, 2011 were $1.9 billion, or $4.17 per diluted share, compared to $431.0 million, or $0.97 per diluted share, for the same period a year ago. Results for the nine months ended February 28, 2011 reflected the factors discussed above for the three months ended February 28, 2011. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other noteworthy matters during the nine months ended February 28, 2011 included:

•

We entered into a partial settlement (the “Partial Settlement”) with the plaintiffs in a lawsuit involving a challenge to a federal wetlands permit (the “Hardee County Extension Permit”) for the extension (the “Hardee County Extension”) of our South Fort Meade phosphate rock mine into Hardee County, Florida. The Partial Settlement allowed mining to proceed on approximately 200 acres (“Phase I”) of the Hardee County Extension, which we commenced in December 2010 and currently expect to complete in June 2011. We are continuing to evaluate alternatives for mining at the South Fort Meade mine beyond this time period, and intend to pursue continued mining in order to obtain a continued supply of phosphate rock from the mine in a manner consistent with applicable law and the Preliminary Injunction. This may include mining of upland areas only. We had indefinitely closed the South Fort Meade mine for most of the second quarter of fiscal 2011 as a result of a preliminary injunction (the “Preliminary Injunction”) entered by the court in the lawsuit. However, because of our successful execution of mitigation measures, it has not significantly impacted our sales volumes in fiscal 2011. In addition to mining Phase I, our near-term mitigation activities have included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in a Peruvian phosphate rock mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphates mines. Assuming continued mining at the South Fort Meade mine and other mitigation plans, we do not expect our finished phosphate production to be negatively impacted during the remainder of calendar 2011, although phosphate rock costs may be adversely affected as a result of the Preliminary Injunction. We have included additional information about this lawsuit under “Environmental, Health and Safety Matters,” in Note 11 of our Condensed Consolidated Financial Statements and in Item 1A of Part II of this report.

•

We generated $1.5 billion in cash flows from operations for the nine months ended February 28, 2011. The positive cash flow was primarily driven by net earnings. We also received gross proceeds of $1.0 billion from the sale of our interest in Fosfertil during our second quarter of fiscal 2011.

•

In the second quarter of fiscal 2011, we completed the sale of our interest in Fosfertil S.A. to Vale, which resulted in a pre-tax gain of $685.6 million ($569.4 million after tax). The tax impact of this transaction was $116.2 million and is included in our provision for income taxes for the nine months ended February 28, 2011.

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

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended February 28,		2011-2010		Nine months ended February 28,		2011-2010
(in millions, except price per tonne or unit)	2011	2010	Change	Percent	2011	2010	Change	Percent
Net sales:
North America	$508.2	$363.1	$145.1	40%	$1,547.3	$916.4	$630.9	69%
International	949.8	657.6	292.2	44%	3,465.7	2,626.8	838.9	32%

Total	1,458.0	1,020.7	437.3	43%	5,013.0	3,543.2	1,469.8	41%
Cost of goods sold	1,003.8	906.7	97.1	11%	3,837.6	3,201.6	636.0	20%

Gross margin	$454.2	$114.0	$340.2	298%	$1,175.4	$341.6	$833.8	244%

Gross margin as a percent of net sales	31%	11%			23%	10%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	719	869	(150)	(17%)	2,544	2,111	433	21%
International	807	822	(15)	(2%)	3,154	3,629	(475)	(13%)
Crop Nutrient Blends	511	424	87	21%	2,078	1,818	260	14%
Feed Phosphates	162	149	13	9%	433	460	(27)	(6%)
Other(b)	172	208	(36)	(17%)	898	681	217	32%

Total Phosphates Segment Tonnes(a)	2,371	2,472	(101)	(4%)	9,107	8,699	408	5%

Average selling price per tonne:
DAP (FOB plant)	$543	$336	$207	62%	$468	$296	$172	58%
Crop Nutrient Blends (FOB destination)	503	380	123	32%	452	392	60	15%
Average cost per unit:
Ammonia (metric tonne)	$406	$272	$134	49%	$383	$256	$127	50%
Sulfur (long ton)	166	73	93	127%	150	50	100	200%

(a)	Excludes tonnes sold by PhosChem for its other member
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and urea sold outside of North America.

Three months ended February 28, 2011 and 2010

The Phosphates segment’s net sales increased to $1.5 billion for the three months ended February 28, 2011, compared to $1.0 billion in the third quarter of fiscal 2010. Higher average sales prices resulted in additional net sales of approximately $460 million, which was partially offset by approximately $70 million related to the decline in sales volume.

Our average DAP selling price was $543 per tonne for the three months ended February 28, 2011, an increase of $207 per tonne or 62% from the prior year. The increase in selling prices was due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended February 28, 2011 increased 32% compared to the same period in the prior year. The increase in Blends pricing is lower than the increase in the DAP selling price due to the mix of potash and nitrogen used in the production of Blends.

The Phosphates segment’s sales volumes were slightly lower with 2.4 million tonnes for the three months ended February 28, 2011 compared to 2.5 million tonnes for the same period in the prior year.

We consolidate the financial results of PhosChem. Included in our results for the three months ended February 28, 2011 is PhosChem net sales and cost of goods sold for its other member of $97 million, compared with $46 million for the third quarter in fiscal 2010.

Gross margin for the Phosphates segment increased to $454.2 million from $114.0 million in the third quarter of fiscal 2010, primarily due to higher sales prices which had a favorable impact on gross margin of approximately $460 million, partially offset by higher costs of approximately $130 million. The higher costs were primarily due to higher raw material costs for sulfur and ammonia. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 31% for the three months ended February 28, 2011 compared to 11% in the same period a year ago.

In the third quarter of fiscal 2011, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $100 million compared with prior year results. The average consumed price for sulfur increased to $166 per long ton for the three months ended February 28, 2011 from $73 in the same period a year ago. The average consumed price for ammonia increased to $406 per tonne in the third quarter of fiscal 2011 from $272 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were also impacted by net unrealized mark-to-market derivative gains of $3.0 million, mainly on natural gas derivatives, in the third quarter of fiscal 2011 compared to a gain of $13.6 million, primarily on natural gas derivatives, for the same period a year ago.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.0 million tonnes for the third quarter of fiscal 2011 compared to 1.9 million tonnes for the same quarter of fiscal 2010. Our phosphate rock production was 3.4 million tonnes during the third quarter of fiscal 2011 compared with 3.0 million tonnes in the same quarter of fiscal 2010. The reduced phosphate rock production in fiscal 2010 was due to planned curtailments. On January 16th, 2011, we closed our Hopewell mine, which was previously producing 0.5 million tonnes annually, as the reserves were exhausted. The increased demand for our products has led to lower finished goods inventory levels in fiscal 2011.

Nine months ended February 28, 2011 and 2010

The Phosphates segment’s net sales increased to $5.0 billion for the nine months ended February 28, 2011 compared to $3.5 billion in the same period a year ago. The increase was primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $1.3 billion.

Our average DAP selling price was $468 per tonne for the nine months ended February 28, 2011, an increase of $172 per tonne or 58% compared with the same period a year ago due to the factors discussed in the Overview. The increase in the selling price of Blends was 15% compared to the same period a year ago. The increase in Blends pricing is lower than the increase in the DAP selling price due to the mix of potash and nitrogen used in the production of Blends.

The Phosphates segment’s sales volumes increased to 9.1 million tonnes for the nine months ended February 28, 2011 compared to 8.7 million tonnes in the same period a year ago due to the factors discussed in the Overview.

PhosChem net sales and cost of goods sold from sales for its other member were $370 million for the nine months ended February 28, 2011 compared with $234 million for the same period a year ago.

Gross margin for the Phosphates segment increased to $1.2 billion for the nine months ended February 28, 2011 from $341.6 million in the same period a year ago, primarily due to higher sales prices which had a favorable impact on gross margin of approximately $1.3 billion, partially offset by higher costs of approximately $420 million. The higher costs were primarily due to higher raw material costs for sulfur and ammonia, in addition to those related to potash and nitrogen that are used as raw materials in the production of our Crop Nutrient Blends. In the prior year, gross margin was unfavorably impacted by $39.8 million related to the permanent closure of our Green Bay plant and South Pierce phosphoric acid plant in the second quarter of fiscal 2010. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 23% for the nine months ended February 28, 2011 compared to 10% in the same period a year ago.

For the nine months ended February 28, 2011, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $270 million compared with prior year results. The average consumed price for sulfur increased to $150 per long ton for the nine months ended February 28, 2011 from $50 in the same period a year ago. The average consumed price for ammonia increased to $383 per tonne for the nine months ended February 28, 2011 from $256 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were also impacted by net unrealized mark-to-market derivative gains of $1.0 million, primarily on natural gas derivatives, for the nine months ended February 28, 2011 compared with gains of $36.7 million, primarily on natural gas derivatives, for the same period a year ago.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 6.3 million tonnes for the nine months ended February 28, 2011 compared with 6.0 million tonnes in the same period a year ago. Our phosphate rock production was 8.2 million tonnes for the nine months ended February 28, 2011 compared with 9.7 million tonnes in the same period a year ago. The reduction in phosphate rock production rates was due to the temporary shutdown of the South Fort Meade mine in the first six months of fiscal 2011 as discussed in the Overview.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended February 28,		2011-2010		Nine months ended February 28,		2011-2010
(in millions, except price per tonne or unit)	2011	2010	Change	Percent	2011	2010	Change	Percent
Net sales:
North America	$461.4	$520.1	$(58.7)	(11%)	$1,344.3	$896.7	$447.6	50%
International	296.3	209.9	86.4	41%	734.3	580.9	153.4	26%

Total	757.7	730.0	27.7	4%	2,078.6	1,477.6	601.0	41%
Cost of goods sold	346.1	378.0	(31.9)	(8%)	1,125.1	821.1	304.0	37%

Gross margin	$411.6	$352.0	$59.6	17%	$953.5	$656.5	$297.0	45%

Gross margin as a percent of net sales	54%	48%			46%	44%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	757	1,002	(245)	(24%)	2,344	1,410	934	66%
International	944	718	226	31%	2,531	1,750	781	45%

Total	1,701	1,720	(19)	(1%)	4,875	3,160	1,715	54%
Non-agricultural	162	158	4	3%	468	543	(75)	(14%)

Total	1,863	1,878	(15)	(1%)	5,343	3,703	1,640	44%

Average selling price per tonne (FOB plant):
MOP—North America(b)	$394	$368	$26	7%	$366	$400	$(34)	(9%)
MOP—International	316	278	38	14%	292	291	1	—
MOP Average	358	356	2	1%	340	359	(19)	(5%)

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)	This price excludes industrial and feed sales.

Three months ended February 28, 2011 and 2010

The Potash segment’s net sales increased to $757.7 million for the three months ended February 28, 2011, compared to $730.0 million in the same period a year ago, due to a shift in the sales mix between International and Domestic.

The Potash segment’s sales volumes for the three months ended February 28, 2011 were comparable to the same period a year ago at 1.9 million tonnes.

Our average muriate of potash (“MOP”) selling price was $358 per tonne in the third quarter of fiscal 2011, which is a slight increase compared to $356 per tonne in the same period a year ago. MOP selling prices, both domestic and international, increased due to strong demand primarily driven by improving farmer economics. Although both domestic and international selling prices are increasing, the international MOP selling price continues to lag domestic market pricing. Based on contracts we have for the majority of our domestic sales volume in the fourth quarter of fiscal 2011, we expect the selling prices of our Potash crop nutrient products to continue to increase.

Gross margin for the Potash segment increased to $411.6 million for the three months ended February 28, 2011 from $352.0 million for the same period last year. The gross margin was favorably impacted by approximately $30 million due to the selling prices and sales mix factors discussed above. The gross margin was also favorably impacted by approximately $40 million in lower costs due primarily to higher production rates in the current period that resulted in a decrease in cost per tonne. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 54% for the three months ended February 28, 2011 compared to 48% for the same period a year ago.

We incurred $55.3 million in Canadian resource taxes and royalties for the three months ended February 28, 2011 compared with $54.2 million in the same period a year ago.

Costs were impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $6.9 million for the three months ended February 28, 2011 compared with gains, primarily on natural gas derivatives, of $10.3 million for the same period a year ago.

We incurred $42.0 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the third quarter of fiscal 2011 compared to $45.0 million in the same period a year ago. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985.

For the three months ended February 28, 2011 and 2010, potash production was 2.0 million tonnes and 1.3 million tonnes, respectively. We increased our production rates beginning in the first quarter of fiscal 2011. The increased demand for our potash products has led to low finished goods levels.

Nine months ended February 28, 2011 and 2010

The Potash segment’s net sales increased to $2.1 billion for the nine months ended February 28, 2011 compared with $1.5 billion in the same period in the prior year, primarily due to an increase in sales volumes that resulted in an increase in net sales of approximately $640 million, partially offset by a decline in average selling prices that resulted in a decrease in net sales of approximately $90 million.

The Potash segment’s sales volumes increased to 5.3 million tonnes for the nine months ended February 28, 2011 compared to 3.7 million tonnes in the same period a year ago, primarily driven by the factors described in the three month Overview.

Our average MOP selling price was $340 per tonne for the nine months ended February 28, 2011, a decrease of $19 per tonne compared with the same period a year ago when potash selling prices had not yet completely adjusted downward in response to slow demand. Potash selling prices have since recalibrated to reflect current demand trends.

Gross margin for the Potash segment increased to $953.5 million for the nine months ended February 28, 2011 from $656.5 million for the same period in the prior year. The gross margin was favorably impacted by approximately $360 million due primarily to the increase in sales volumes, which was partially offset by the decline in average potash selling prices which unfavorably impacted gross margin by approximately $90 million. The gross margin was also favorably impacted by approximately $160 million in lower costs due primarily to higher production rates in the current period that resulted in a decrease in cost per tonne. This was partially offset by a $100.1 million increase in Canadian resource taxes and royalties. These and other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 46% for the nine months ended February 28, 2011 compared to 44% for the same period a year ago.

We incurred $186.5 million in Canadian resource taxes and royalties for the nine months ended February 28, 2011 compared with $86.4 million in the same period a year ago. The increase in these taxes and royalties was due primarily to the increase in sales volumes from the same period in the prior year, partially offset by a higher deduction for capital expenditures related to our expansion projects.

Costs were impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $11.1 million for the nine months ended February 28, 2011 compared with gains, primarily on natural gas derivatives, of $26.0 million for the same period a year ago.

We incurred $111.2 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine for the nine months ended February 28, 2011 compared to $108.2 million in the same period a year ago.

For the nine months ended February 28, 2011, potash production was 5.2 million tonnes compared to 3.2 million tonnes for the same period in the prior year. We increased our production rates beginning in the first quarter of fiscal 2011.

Other Income Statement Items

	Three months ended February 28,		2011-2010
(in millions)	2011	2010	Change	Percent
Selling, general and administrative expenses	$83.6	$82.3	$1.3	2%
Other operating expenses (income)	(0.8)	5.3	(6.1)	(115%)
Interest expense	4.8	14.3	(9.5)	(66%)
Interest (income)	(4.6)	(4.3)	(0.3)	7%

Interest expense, net	0.2	10.0	(9.8)	(98%)
Foreign currency transaction loss	(31.7)	(22.3)	(9.4)	42%
Other income (expense)	(16.1)	0.7	(16.8)	NM
Provision for income taxes	175.9	125.3	50.6	40%
Equity in net earnings (loss) of nonconsolidated companies	(4.3)	(8.5)	4.2	(49%)

	Nine months ended February 28,		2011-2010
(in millions)	2011	2010	Change	Percent
Selling, general and administrative expenses	$261.0	$246.6	$14.4	6%
Other operating expenses (income)	26.3	35.9	(9.6)	(27%)
Interest expense	27.6	49.1	(21.5)	(44%)
Interest (income)	(14.8)	(12.3)	(2.5)	20%

Interest expense, net	12.8	36.8	(24.0)	(65%)
Foreign currency transaction loss	(60.6)	(31.8)	(28.8)	91%
Gain on sale of equity investment	685.6	—	685.6	NM
Other income (expense)	(17.0)	6.7	(23.7)	354%
Provision for income taxes	566.8	208.5	(358.3)	172%
Equity in net earnings (loss) of nonconsolidated companies	0.6	(17.8)	18.4	103%

Other Operating Expenses (Income)

For the three months ended February 28, 2011, we received approximately $40 million from several insurance recoveries primarily in our Potash business which is included in other operating income. This was partially offset by approximately $11 million of expenses related to the Cargill Transaction and an increase in costs related to closed facilities in our Phosphates business.

Foreign Currency Transaction Loss

For the three and nine month periods ended February 28, 2011, we recorded foreign currency transaction losses of $31.7 million and $60.6 million, respectively, compared with losses of $22.3 million and $31.8 million, respectively, for the same periods in the prior year. For the three and nine months ended February 28, 2011 and 2010, the losses were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

Other Income (Expense)

For the three months ended February 28, 2011, we recorded a charge of approximately $19 million for the call premium and write-off of unamortized fees related to the redemption of the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014. See Note 18 to our Condensed Consolidated Financial Statements.

Gain on Sale of Equity Investment

For the nine months ended February 28, 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. The tax impact on this transaction was $116.2 million which is included in our provision for income taxes as of February 28, 2011. See Note 17 to our Condensed Consolidated Financial Statements.

Provision for Income Taxes

Three months ended February 28,	Effective Tax Rate	Provision for Income Taxes
2011	24.3%	$175.9
2010	35.1%	125.3

Nine months ended February 28,	Effective Tax Rate	Provision for Income Taxes
2011	23.3%	$566.8
2010	31.5%	208.5

Income tax expense was $175.9 million and $566.8 million and effective tax rates were 24.3% and 23.3% for the three and nine months ended February 28, 2011, respectively. For the nine months ended February 28, 2011, tax expense specific to the period included a $116.2 million expense related to the gain on the sale of our interest in Fosfertil.

Income tax expense was $125.3 million and $208.5 million and the effective tax rate was 35.1% and 31.5% for the three and nine months ended February 28, 2010, respectively, which reflected expenses of $18 million and $12.2 million, respectively, which were specific to the periods. Expenses specific to the periods were driven primarily by a $15.9 million deferred tax liability associated with our decision not to indefinitely reinvest undistributed foreign earnings outside the United States related to the agreement with Vale for the sale of our investments in Fertifos and Fosfertil and our Cubatão, Brazil facility.

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

Our significant accounting policies, including our significant accounting estimates, are summarized in Note 3 to the Condensed Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our 10-K Report.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended February 28, 2011 and 2010:

	Nine months ended February 28,		2011 - 2010
(in millions)	2011	2010	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$1,453.8	$823.9	$629.9	76%
Net cash used in investing activities	(213.2)	(595.4)	382.2	(64%)
Net cash used in financing activities	(515.6)	(672.2)	156.6	(23%)

As of February 28, 2011, we had $3.4 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We redeemed the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014 on January 13, 2011. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2011. In addition, we have a $500 million revolving credit facility of which $478.3 million was available for working capital needs and investment opportunities as of February 28, 2011. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Approximately $2.6 billion of cash and cash equivalents are held by non-U.S. subsidiaries as of February 28, 2011. There are no significant restrictions that would preclude us from bringing these funds back to the U.S. However, we currently have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries. In addition, the majority of these funds are not subject to significant foreign currency exposures as the bulk of these funds are held in U.S. dollar denominated investments. Information about the investment of our cash and cash equivalents is included in Note 2 to the Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the first nine months of fiscal 2011, net cash provided by operating activities was $1.5 billion, an increase of $629.9 million compared to the same period in fiscal 2010. During the nine months ended February 28, 2011, operating cash flows were primarily generated from net earnings.

Investing Activities

Net cash used in investing activities was $213.2 million for the nine months ended February 28, 2011, compared to $595.4 million in the same period in fiscal 2010. The decrease in cash used in investing activities is due to $1.0 billion in proceeds from the sale of our investment in Fosfertil and $50 million in proceeds from the sale of our Cubatão facility, partially offset by our investment in our equity interest in the Miski Mayo Mine of $385 million and an increase in capital expenditures primarily related to our expansion projects in our Potash segment.

Financing Activities

Net cash used in financing activities for the nine months ended February 28, 2011, was $515.6 million, compared to $672.2 million for the same period in fiscal 2010. The primary reason for the decrease in net cash used in financing activities is the payment of a special dividend of $578.5 million in the third quarter of fiscal 2010. On January 13, 2011, we redeemed the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014.

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

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 11 to our Condensed Consolidated Financial Statements.

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

On October 27, 2010, we entered into the Partial Settlement that allows mining to proceed within Phase I of the Hardee County Extension, which we commenced in December 2010 and currently expect to complete in June 2011. We are continuing to evaluate alternatives for mining at the South Fort Meade mine beyond this time period, and intend to pursue continued mining in order to obtain a continued supply of phosphate rock from the mine in a manner consistent with applicable law and the Preliminary Injunction. This may include mining of upland areas only.

The shutdown of the South Fort Meade mine resulted in costs to suspend operations and idle plant costs during the second quarter of fiscal 2011. The lower phosphate rock mining production levels also adversely affected gross margin. Because of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine did not significantly impact our sales volumes in the first nine months of fiscal 2011. In addition to mining Phase I, our near-term mitigation activities included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in a Peruvian phosphate rock mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines.

If the Preliminary Injunction remains in effect by the time we complete the mining of Phase I and we do not implement satisfactory alternatives for continued mining at the South Fort Meade mine, we could incur additional costs related to a future indefinite closure of the South Fort Meade mine. Moreover, under such circumstances, our ability to successfully develop and implement plans to fully mitigate the effects of the Preliminary Injunction in the longer-term remains uncertain. Our production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production is estimated to be almost 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources. However, assuming continued mining at the South

Fort Meade mine and other mitigation plans, we do not expect our finished phosphate production to be negatively impacted during the remainder of calendar 2011, although phosphate rock costs may be higher as a result of the Preliminary Injunction.

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

Water Quality Regulations for Nutrient Discharges in Florida. On December 6, 2010, the U.S. Environmental Protection Agency (“EPA”) adopted numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. The NNC Rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida by March 2012.

Accordingly, we and others have brought lawsuits in the United States District Court for the Northern District of Florida, challenging the NNC Rule on the bases, among others, that the criteria set by EPA do not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and seeking a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, vacating the NNC Rule, and remanding it for further rulemaking proceedings consistent with applicable law.

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

Additional Information

For additional information about phosphate mine permitting in Florida and the environmental proceedings in which we are involved, see Note 11 of our Condensed Consolidated Financial Statements and Items 1 and 1A of Part II of this report, which information is incorporated herein by reference.

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the proposed Cargill Transaction, the terms and effects of the proposed Cargill Transaction, the nature and impact of the proposed Cargill Transaction and benefits of the proposed Cargill Transaction, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.”

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

•

the possibility that the expected timeline for the proposed Cargill Transaction may be delayed or that it may not occur, or that there may be difficulties with realizing the benefits of the proposed Cargill Transaction;

•

other risks and uncertainties associated with Cargill’s majority ownership and representation on Mosaic’s Board of Directors and its ability to control Mosaic’s actions, and the possibility that it could either increase or decrease its ownership in Mosaic; and

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

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 15 to the Consolidated Financial Statements in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of February 28, 2011 and May 31, 2010, the aggregate fair values of our Canadian, Brazilian, and Indian foreign currency exchange contracts were $23.5 million and ($1.7) million, respectively. The table below provides information about our significant foreign exchange derivatives.

	As of February 28, 2011			As of May 31, 2010
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
(in millions US$)	FY 2011	FY 2012		FY 2011
Foreign Currency Exchange Forwards
Canadian Dollar
Notional—short USD	$163.1	$267.2	$23.9	$237.1	$(1.7)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0437	1.0217		1.0376
Foreign Currency Exchange Collars
Canadian Dollar
Notional USD	$40.9	$41.1	$1.3
Weighted Average Participation Rate—Canadian dollar to U.S. dollar	1.0308	1.0331
Weighted Average Protection Rate—Canadian dollar to U.S. dollar	0.9775	0.9737
Brazilian Real
Notional USD		$10.5	$0.1
Weighted Average Participation Rate—Brazilian real to U.S. dollar		1.9066
Weighted Average Protection Rate—Brazilian real to U.S. dollar		1.6543
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional—long USD	$179.6		$(0.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.6776
Notional—short USD	$30.8	$16.9
Weighted Average Rate—Brazilian real to U.S. dollar	1.6869	1.7678
Indian Rupee
Notional—long USD	$67.1	$15.0	$(1.3)
Weighted Average Rate—Indian rupee to U.S. dollar	46.3637	46.3150
Foreign Currency Exchange Futures
Brazilian Real
Notional—long USD	$24.0		$—
Weighted Average Rate—Brazilian real to U.S. dollar	1.6791
Notional—short USD	$16.5
Weighted Average Rate—Brazilian real to U.S. dollar	1.6663

Total Fair Value			$23.5		$(1.7)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of February 28, 2011 and May 31, 2010, the fair value of our natural gas commodities contracts were ($11.7) million and ($12.3) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of February 28, 2011					As of May 31, 2010
	Expected Maturity Date			FY 2014	Fair Value	Expected Maturity Date			Fair Value
(in millions)	FY 2011	FY 2012	FY 2013			FY 2011	FY 2012	FY 2013
Natural Gas Swaps
Notional (million MMBtu)—long	2.4	6.2	2.7	0.8	$(11.7)	8.4	3.5	0.8	$(1.9)
Weighted Average Rate (US$/MMBtu)	$4.76	$4.93	$4.95	$4.75		$4.50	$5.13	$5.18
Natural Gas 3-Way Collars
Notional (million MMBtu)						4.0			$(10.4)
Weighted Average Call Purchased Rate (US$/MMBtu)						$7.39
Weighted Average Call Sold Rate (US$/MMBtu)						$9.86
Weighted Average Put Sold Rate (US$/MMBtu)						$6.52

Total Fair Value					$(11.7)				$(12.3)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended February 28, 2011.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 11 to our Condensed Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 11 of our Condensed Consolidated Financial Statements:

•

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the U.S Environmental Protection Agency (“EPA”) and U.S. Department of Justice (“DOJ”) at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act (the “CAA”) for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. Based on discussions with the EPA and DOJ, we believe these matters will be settled for an immaterial amount.

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that sets numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division, for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The NNC Rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida by March 2012. Our lawsuit asserts, among other matters, that the criteria set by EPA do not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and seeks a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

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

	Potash Mine	Florida Phosphate Rock Mines
Three Months Ended February 28, 2011	Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	30	41	8	0	9	5
Orders issued under Section 104(b)	—	—	—	—	—	—
Citations and orders under Section 104(d)	—	—	—	—	—	—
Violations under Section 110(b)(2)	—	—	—	—	—	—
Orders under Section 107(a)	—	1	—	—	—	—
Proposed assessments under MSHA (whole dollars)	$34,423	—	—	—	$1,341	—
Mining-related fatalities	—	—	—	—	—	—
Notice under Section 104(e)	—	—	—	—	—	—
Notice of the potential for a pattern of violations under Section 104(e)	—	—	—	—	—	—
Pending legal actions before the Federal Mine Safety and Health Review Commission	—	—	—	—	—	—

ITEM 1A.	RISK FACTORS

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

We had shut down the South Fort Meade mine because we could not extend the mine into Hardee County in reliance on the federal wetlands permit. On October 27, 2010, we reached a partial settlement with the plaintiffs that allowed us to proceed with mining on approximately 200 acres out of the 10,583 acre extension of the mine into Hardee County. Following court approval of the partial settlement, we commenced mining within the 200-acre area. We currently expect to complete mining in the 200-acre area in June 2011.

The shutdown resulted in costs to suspend operations and idle plant costs. Lower phosphate rock mining production levels also adversely affected gross margin.

Oral argument on our appeal of the preliminary injunction has been set for April 4, 2011. If the preliminary injunction remains in effect by the time we complete the mining of the approximately 200 acres covered by the partial settlement and we are unable to implement satisfactory alternatives for continued mining at the South Fort Meade mine, we could incur additional costs related to a future indefinite closure of the South Fort Meade mine. Moreover, under such circumstances, our ability to successfully develop and implement plans to fully mitigate the effects of the preliminary injunction in the longer-term remains uncertain. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees or result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer-term, conceivably adversely affect our liquidity and capital resources. Alternatives for continued mining may include mining upland areas only. Even if we are successful in implementing alternatives that allow us to continue mining at the South Fort Meade mine, our phosphate rock costs may be higher as a result of the preliminary injunction.

•

We recently received official confirmation from the Corps that it plans to conduct an area-wide environmental impact statement for the central Florida phosphate district. The Corps has established a planned 18-month time frame for completion of the document. We cannot predict the scope or actual timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

We have included additional discussion about permitting for our phosphate mines in Florida, including the lawsuit contesting the issuance of the federal wetlands permit for the extension of our South Fort Meade mine into Hardee County and its potential effects on us, under “Environmental, Health and Safety Matters—Permitting” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 of our Condensed Consolidated Financial Statements.

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

In addition, we believe that the risk factors in Item 1A of the 10-K Report should be expanded to include the following matters related to the proposed Cargill Transaction:

Tax rules governing the Split-off could result in limitations on our ability to execute certain actions for a period of time following the Split-off and, notwithstanding the IRS ruling and tax opinion issued to Cargill in connection with the Cargill Transaction, we could owe significant tax-related indemnification liabilities to Cargill.

The IRS has issued a ruling to the effect that the Split-off that is part of the Cargill Transaction will be tax-free to Cargill and its stockholders, and it is a condition to the completion of the Cargill Transaction that Cargill receive a tax opinion relating to certain tax consequences of the Cargill Transaction. Notwithstanding the IRS ruling and tax opinion, however, the Split-off and Debt Exchanges could be taxable to Cargill and its stockholders under certain circumstances. For example, the Split-off and Debt Exchanges would be taxable to Cargill (but not its stockholders) under Section 355(e) of the Code (“Section 355(e)”) if one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that includes the Split-off. Therefore, we and Cargill have agreed to tax-related restrictions and indemnities set forth in the agreements related to the Cargill Transaction, under which we may be restricted or deterred, following completion of the Split-off, from taking certain actions for a period of two years following the completion of the Split-off, including (i) redeeming or purchasing our stock in excess of agreed-upon amounts; (ii) issuing any equity securities in excess of agreed upon amounts; (iii) approving or recommending a third party’s acquisition of us; (iv) permitting any merger or other combination of Mosaic or GNS; and (v) entering into an agreement for the purchase of any interest in Mosaic or GNS, subject to certain exceptions. We have agreed to indemnify Cargill for taxes and tax-related losses imposed on Cargill as a result of the Split-off and/or Debt Exchanges failing to qualify as tax-free, if the taxes and related losses are attributable to, arise out of or result from certain prohibited acts or to any breach of, or inaccuracy in, any representation, warranty or covenant made by us in support of the tax-free nature of the Split-off and Debt Exchanges. The taxes and tax-related losses of Cargill would be significant if these transactions fail to qualify as tax-free, and so this indemnity would result in significant liabilities from us to Cargill that could have a material adverse effect on us. For a further discussion of the restrictions and indemnities set forth in the agreements related to the Cargill Transaction, please see note 2 to our Condensed Consolidated Financial Statements.

The Merger will decrease the voting power of our current public stockholders with respect to the election of directors.

Our public stockholders currently own shares of our Common Stock that represent approximately 36% of the voting power for all matters. For the Split-off and Debt Exchanges to be tax-free to Cargill and its stockholders, current U.S. federal income tax law generally requires, among other things, that Cargill exchange with its stockholders stock representing at least 80% of the voting power in the election of our board of directors. Accordingly, a “high vote” Class B Common Stock will be established in connection with the Merger to permit Cargill to effect the Split-off and Debt Exchanges in a manner that is tax-free to Cargill and its stockholders. Following the Merger, our current public stockholders will hold shares of Common Stock which will have one vote per share, while the shares of Class B Common Stock will have ten votes per share with respect to the election of directors. As a result, our current public stockholders will own shares of Common Stock representing approximately 11% of the voting power for the election of directors (but will continue to hold approximately 36% of the voting power for all other matters).

Limitations on equity issuances, acquisitions, buybacks and other actions.

The agreements relating to the Cargill Transaction restrict our ability to take certain actions, including making certain equity issuances and material acquisitions, undertaking share buybacks and disposing of material businesses or assets. These restrictions and limitations in some cases apply to the period of time before the closing of the Split-off and in some cases apply for a period of two years following completion of the Split-off. These restrictions and limitations may prevent us from pursuing business opportunities that may arise prior to expiration of such restrictions and limitations. Please see note 2 to our Condensed Consolidated Financial Statements for a summary of these restrictions and limitations.

Cargill has a unilateral right to terminate the agreements relating to the Cargill Transaction at any time prior to the completion of the Merger.

Under the terms of the agreements relating to the Cargill Transaction, Cargill has the right to terminate such agreements (subject to the payment of a $200 million termination fee in certain circumstances) at any time prior to the completion of the Merger if Cargill’s board of directors concludes, in its sole discretion, that the transactions are not in the best interests of Cargill and that then-present market conditions are not consistent with achieving Cargill’s business objectives. In addition, if Cargill does not determine to close the transaction during a specified closing period, we may terminate the agreements relating to the Cargill Transaction. Therefore, there can be no guarantee that the Cargill Transaction will occur.

If the Cargill Transaction is not completed, we may be adversely affected without realizing any of the benefits of having completed them. For example:

•

matters relating to the Cargill Transaction may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•

Cargill will retain its majority ownership interest and continue to have the ability to effectively control our strategic direction and significant corporate transactions, and its interests in these matters may conflict with the interests of our other stockholders.

Stock sales following the Split-off may affect the stock price of our common stock.

During the first fifteen months following the completion of the Merger and the Split-off, we expect to conduct a series of underwritten secondary public formation offerings which could result in downward pressure on the market price of our common stock.

In addition, prior to the 24-month anniversary of the Split-off, we may be required by the MAC Trusts to file a shelf registration statement for secondary sales of shares in the event the MAC Trusts are not given the opportunity to sell 49.5 million shares of stock received by the MAC Trusts in the Split-off in the formation offerings discussed above. Furthermore, the agreements relating to the Cargill Transaction provide for the possibility of another series of underwritten secondary public offerings, which would begin no earlier than 12 months following the last of the formation offerings described above (or certain other primary or secondary offerings), with respect to our shares received by Exchanging Cargill Stockholders (including shares received but not sold by the MAC Trusts in the initial two-year period following the Split-off). This second series of underwritten secondary public offerings is expected to be completed, at the latest, on the 54-month anniversary of the Split-off. These sales could also result in downward pressure on the stock price of our common stock.

The Class B Common Stock may remain as a separate class for an indefinite period of time.

We presently expect that, following completion of the Split-off and in connection with the consideration of resolutions to be submitted to our stockholders at our first regularly scheduled annual stockholders’ meeting following the Split-off or at a special stockholders’ meeting following the Split-off, our board of directors will consider a proposal to convert the Class B Common Stock to either Class A Common Stock or Common Stock (or a combination thereof) on a share-for-share basis, subject to the receipt of stockholder approval. There is, however, no binding commitment by our board of directors to, and there can be no assurance that our board of directors will, consider the issue or resolve to submit such a proposal to our stockholders at that meeting or any subsequent meeting of stockholders. Moreover, there can be no assurance that, if presented, our stockholders would approve the conversion proposal. If such a conversion proposal is approved by our board of directors and presented to our stockholders, a vote by a majority of all three classes of our stock outstanding, represented in person or by proxy at a stockholder meeting, voting together as a single class (with each share having one vote) will be required for such proposal to be approved.

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

March 31, 2011

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2.1	Form of Merger and Distribution Agreement, dated January 18, 2011, by and among The Mosaic Company, Cargill, Incorporated, GNS II (U.S.) Corp., GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Exhibit 2.1 to the Current Report on Form 8-K of The Mosaic Company (“Mosaic”) for January 18, 2011*

2.2	Form of Registration Agreement, dated January 18, 2011, by and among The Mosaic Company, Cargill, Incorporated, GNS II (U.S.) Corp., the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Exhibit 2.2 to the Current Report on Form 8-K of Mosaic for January 18, 2011*

2.3	Form of Tax Agreement, dated January 18, 2011, by and among The Mosaic Company, GNS II (U.S.) Corp. and Cargill, Incorporated	Exhibit 2.3 to the Current Report on Form 8-K of Mosaic for January 18, 2011*

2.4	Form of Governance Agreement, dated as of January 18, 2011, by and among The Mosaic Company, GNS II (U.S.) Corp. and each of the other parties thereto	Exhibit 2.4 to the Current Report on Form 8-K of Mosaic for January 18, 2011*

2.5	Form of Registration Rights Agreement, dated as of January 18, 2011, by and among GNS II (U.S.) Corp., the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Exhibit 2.5 to the Current Report on Form 8-K of Mosaic for January 18, 2011*

10.ii.a.	Form of renewal, dated January 14, 2011, of agreement dated January 20, 2009, for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil Ltda. to Cargill Agropecuaria S.A.C.I. in Paraguay		X

10.ii.b.	Form of renewal, dated January 14, 2011, of agreement dated January 20, 2009, for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil Ltda. to Cargill Bolivia S.A. in Bolivia		X

10.ii.c.	Form of agreement, executed February 11, 2011, between Mosaic Fertilizer, LLC and Cargill Limited for the shipment of phosphate rock from Peru to Louisiana		X

10.ii.d.	Form of agreement, executed February 16, 2011, between Mosaic Canada Crop Nutrition L.P. and Cargill Limited for the sale of phosphate and potash		X

31.1	Certification Required by Rule 13a-14(a).		X

E-1

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

101	Interactive Data Files		X

*SEC File No. 001-32327

E-2