Form 10-K
period 2011-05-31
MOSAIC CO
filed 2011-07-19
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-32327

The Mosaic Company

(Exact name of registrant as specified in its charter)

Delaware	20-1026454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 30, 2010, the aggregate market value of the registrant’s voting common stock held by non-affiliates was approximately $10.81 billion based upon the closing price of these shares on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 275,825,158 shares of Common Stock, 57,768,374 shares of Class A Common Stock and 112,991,398 shares of Class B Common Stock, each par value $0.01 per share, as of July 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended May 31, 2011 (Part I and Part II)
2.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2011 Annual Meeting of Stockholders (Part III)

2011 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients for the global agriculture industry. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan, New Mexico and Michigan. We have other production, blending or distribution operations in Brazil, China, India, Argentina, and Chile, and recently made a strategic equity investment in a new phosphate rock mine in Peru. Our operations include the top four nutrient-consuming countries in the world.

The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into two reportable business segments: Phosphates and Potash. The following chart shows the respective contributions to fiscal 2011 sales volumes, net sales and operating earnings for each of these business segments and Corporate, Eliminations and Other:

Phosphates Segment—We are the largest integrated phosphate producer in the world and one of the largest producers of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Our Phosphates segment also includes our North American and international distribution activities. Our distribution activities include sales offices, port terminals and warehouses in the United States, Canada, and several other key international countries. In addition, the international distribution activities include blending, bagging and production facilities in Brazil, China, India, Argentina and Chile. We accounted for approximately 13% of estimated global production and 57% of estimated North American production of concentrated phosphate crop nutrients during fiscal 2011.

Potash Segment—We are the third-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We accounted for approximately 12% of estimated global potash production and 38% of estimated North American potash production during fiscal 2011.

Corporate, Eliminations and Other—Other net sales and operating earnings in the charts above include sales of nitrogen products and the results of our corporate operations.

As used in this report:

•	“Mosaic” means The Mosaic Company, both before and after the Merger described below under “Cargill Transaction”;

•	“GNS” means the company known as GNS II (U.S.) Corp. until it was renamed The Mosaic Company in connection with the Merger;

•	“MOS Holdings” means the company known as The Mosaic Company until it was renamed MOS Holdings Inc. in connection with the Merger;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries, individually or in any combination;

•	“Cargill Crop Nutrition” means the crop nutrient business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	“Cargill Transaction” means the transactions described below under “Cargill Transaction”;

•	“Merger” means the Merger described below under “Cargill Transaction”;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons.

Cargill Transaction

On May 25, 2011, we consummated the first in a series of transactions intended to result in the split-off and orderly distribution of Cargill’s approximately 64% equity interest in us through a series of public offerings (the “Cargill Transaction”). These transactions included the following:

•

A Merger (the “Merger”) between a subsidiary of GNS and MOS Holdings that had the effect of recapitalizing our prior Common Stock and making GNS the parent company of MOS Holdings. Prior to the Merger, GNS was a wholly-owned subsidiary of the company then known as The Mosaic

Company. In the Merger, all of the outstanding stock of MOS Holdings was converted, on a one-for-one basis, into GNS stock. In connection with the Merger, the company formerly known as The Mosaic Company was renamed MOS Holdings Inc. and GNS was renamed The Mosaic Company. Following the Merger, our common stock continues to trade under the ticker symbol MOS.

•

Cargill conducted a split-off (the “Split-off”) in which it exchanged approximately 178.3 million of our shares that it received in the Merger for shares of Cargill stock held by certain Cargill stockholders (the “Exchanging Cargill Stockholders”).

•

Cargill also exchanged all of the remaining 107.5 million of our shares that it received in the Merger with certain debt holders of Cargill (the “Exchanging Cargill Debt Holders”) for Cargill debt (the “Debt Exchange”). As of May 25, 2011, Cargill no longer owned any outstanding shares of Mosaic.

•

Certain of the Exchanging Cargill Stockholders (the “MAC Trusts”) and the Exchanging Cargill Debt Holders (collectively, the “Selling Stockholders”) then sold an aggregate of 115.0 million shares of our Common Stock that they received in the Split-off and the Debt Exchange in an underwritten secondary public offering (the initial “Formation Offering”).

Pursuant to a ruling from the U.S. Internal Revenue Service, the Merger, Split-off and Debt Exchange are expected to be tax-free to Cargill, Mosaic and their respective shareholders.

We have agreed to conduct a series of additional Formation Offerings, if necessary, within 15 months after the Split-off to provide for the sale of an additional 42.0 million of the shares of our stock received by the MAC Trusts in the Split-off.

All other shares of our stock received by the Exchanging Cargill Stockholders and not sold in the Formation Offerings (approximately 129.0 million shares in the aggregate) are generally subject to transfer restrictions and will be released in three equal annual installments beginning on the two and one- half year anniversary of the Split-off. We would, at the request of the MAC Trusts or at our own election, register certain of our shares for sale in a secondary offering that could occur each year after the second anniversary of the Split-off, with the first such offering occurring not earlier than twelve months after the last of the Formation Offerings and certain other primary or secondary offerings.

Following 180 days after the four-and-a-half year anniversary of the Split-off, the MAC Trusts have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares received in the Split-off.

In addition, the MAC Trusts and each other Cargill stockholder that participated in the Split-off, who, to Cargill’s knowledge at the time of closing, was reasonably expected to, or be part of a group of stockholders that was reasonably expected to, beneficially own 5% or more of the voting power for the election of our directors following the Split-off (a “Significant Stockholder”), has become a party to a governance agreement (the “Governance Agreement”). Under the Governance Agreement, each Significant Stockholder is subject to certain transfer, voting and standstill restrictions. In addition, each Significant Stockholder has agreed that, until the earlier of the third anniversary of the closing of the Merger and the date on which such stockholder, together with certain of such stockholder’s permitted transferees, beneficially owns less than 10% of the total voting power for the election of our board of directors, such stockholder will, among other things, vote its shares of (i) Class A Common Stock (other than with respect to the election of directors and with respect to a proposal to convert the Class B Common Stock into Class A Common Stock or Common Stock (or a combination thereof)) at all meetings of our stockholders in accordance with our board of directors’ recommendation with respect to each matter, so long as holders of a majority of the voting securities owned by all holders, other than the Significant Stockholders, who have submitted proxies to us in respect of such meeting have authorized their securities represented by such proxies to be voted in accordance with our board of directors’ recommendation on such matter, and (ii) Class B Common Stock (other than with respect to the election of directors and with respect to a proposal to convert the Class B Common Stock into Class A Common Stock or Common Stock (or a combination thereof)) at all meetings of our stockholders in a manner that is proportionate to the manner in which all holders, other than the Significant Stockholders, who have submitted proxies to us in respect of such meeting have authorized their securities represented by such proxies to be voted.

We have agreed that, among other things, and subject to certain exceptions, we will not engage in certain prohibited acts (“Prohibited Acts”) for a period ending two years after the Merger and that we will indemnify Cargill for certain taxes and tax-related losses imposed on Cargill if we engage in a Prohibited Act or in the event we are in breach of representations or warranties made in support of the tax-free nature of the Merger, Split-off and Debt Exchange, if our Prohibited Act or breach causes the Merger, Split-off and/or Debt Exchange to fail to qualify as tax-free transactions.

We expect the Cargill Transaction to benefit us by improving our long-term strategic and financial flexibility, as well as greatly increasing the liquidity of our common stock. The Cargill Transaction resulted in no change to the total number of our outstanding shares, the economic rights of our shares or earnings per share. The Cargill Transaction also is not expected to have a material impact on our underlying financial performance or current business operations.

We have included additional information about the Cargill Transaction, including additional information regarding Prohibited Acts and the indemnity to Cargill we refer to above, in Note 2 of our Consolidated Financial Statements, which information is incorporated herein by reference, and the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.

The Hardee County Extension of the South Fort Meade Mine

In July 2010, the United States District Court for the Middle District of Florida (the “Jacksonville District Court”) issued a preliminary injunction (the “First Preliminary Injunction”) that prevented us from extending the mining at our South Fort Meade, Florida, phosphate rock mine into Hardee County (the “Hardee County Extension”). The First Preliminary Injunction was issued in a lawsuit brought by several non-governmental organizations challenging the U.S. Army Corps of Engineers’ (the “Corps”) actions in granting a permit (the “Hardee County Extension Permit”) to us for the mining of wetlands in the Hardee County Extension.

In response to the First Preliminary Injunction, we were forced to indefinitely close the South Fort Meade mine. We subsequently entered into a partial settlement (the “Partial Settlement”) with the plaintiffs that allowed us to commence mining in a limited area of the Hardee County Extension (“Phase I”) from December 2010 until June 2011 at a reduced operating rate.

In April 2011, the Eleventh Circuit Court of Appeals vacated the First Preliminary Injunction effective July 7, 2011.

On April 19, 2011, we notified the Jacksonville District Court that we planned to conduct uplands-only mining (i.e., non-wetlands) in an area (“Phase II”) at our South Fort Meade mine. Uplands-only mining does not require a federal permit, the Jacksonville District Court and the plaintiffs had previously indicated that uplands mining is permissible and the Corps notified the Jacksonville District Court that it had no objection to our uplands-only mining contingency plan because no federal permit is required to mine uplands. Our mining plan contemplated that we would mine an estimated 2.4 million tonnes of phosphate rock from Phase II during a period ranging from approximately June 2011 into July 2012.

On July 8, 2011, the Jacksonville District Court issued a second preliminary injunction (the “Second Preliminary Injunction”) again preventing us from mining the Hardee County Extension, including uplands in Phase II.

Although the South Fort Meade mine is one of our two largest phosphate rock mines, as a result of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine for most of the first six months of fiscal 2011 and reduced operating rate at the mine for the remainder of the fiscal year did not significantly impact our sales volumes for fiscal 2011 although it did adversely affect our gross margin.

In response to the Second Preliminary Injunction, we have stopped mining in the Hardee County Extension. For fiscal 2012, we believe we will be able to continue to support planned finished phosphate production levels through a continuation of our mitigation activities although the Second Preliminary Injunction could increase fiscal 2012 costs substantially, principally if we need to purchase incremental levels of phosphate rock in the second half of fiscal 2012. The degree to which we are able to successfully mitigate the effects of the Second Preliminary Injunction in the longer-term remains uncertain.

We believe that the plaintiffs’ claims in this case are without merit and that the Second Preliminary Injunction is not supported by the facts or the law. We intend to vigorously defend the Corps’ issuance of the Hardee County Extension Permit and our rights to mine the Hardee County Extension.

We have included additional information about the Hardee County Extension in this report in Part I, Item IA, “Risk Factors,” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) that is incorporated by reference in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22 to our Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

Other Business Developments during Fiscal 2011

During fiscal 2011, we continued to execute on our strategic priorities. At the core of our strategy is a plan to extend our resource base and invest in the growth of both phosphates and potash. In the Phosphates segment, we are focusing on diversifying our phosphate rock sources, growing the value of our business and maintaining our position as one of the lowest cost phosphate producers in the world. In the Potash segment, we are growing by investing in brownfield expansions. Our global distribution network improves the access of our North American production assets to the global markets for our products and helps balance the seasonality of our business. In fiscal 2011 the steps we took to execute our strategic priorities included the following:

•

We continued the expansion of capacity in our Potash segment, in line with our view of the long-term fundamentals of that business. The planned brownfield expansions over the next decade are expected to increase our annual proven peaking capacity for finished product by approximately five million tonnes. We have completed the first of our planned expansions with the other remaining projects progressing as planned. We are positioning our expansion projects so that we are able to bring the additional capacity on line when market demand warrants.

•

We diversified our phosphate rock sources in alignment with our strategy. In the first quarter of fiscal 2011, we acquired a 35% economic interest in a joint venture, with subsidiaries of Vale S.A. (“Vale”) and Mitsui & Co., Ltd., that owns the recently opened phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011. The Miski Mayo Mine’s annual production capacity is expected to be 3.9 million tonnes when fully operational.

•

We completed the sale of our 20.1% interest in Fosfertil S.A. to Vale in the second quarter of fiscal 2011 for proceeds of $1 billion which resulted in a pre-tax gain of $685.6 million. The tax impact of this transaction was $126.1 million and was included in our provision for income taxes as of May 31, 2011.

•

On January 13, 2011, we redeemed the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014. We expect that annual interest expense will be reduced by approximately $34 million due to the redemption. We recorded a pre-tax charge of approximately $19 million primarily related to the call premium and the write-off of unamortized fees.

•

On April 26, 2011, we entered into a new unsecured five-year revolving credit facility of up to $750 million (the “Mosaic Credit Facility”). The revolving credit facility is available for revolving credit loans, swing line loans of up to $20 million and letters of credit of up to $300 million. The Mosaic Credit Facility replaces a prior unsecured credit facility that consisted of a revolving facility of up to $500 million, swing line loans of up to $20 million and letters of credit of up to $200 million (the “Prior Credit Facility”). The Prior Credit Facility was terminated contemporaneously with our entry into the Mosaic Credit Facility. We entered into the Mosaic Credit Facility to reduce interest rates and unused commitment fees, improve other terms compared to the Prior Credit Facility, and to avoid any potential conflict with the terms of the Prior Credit Facility in connection with the consummation of the Cargill Transaction.

•

On May 2, 2011, we notified Potash Corporation of Saskatchewan Inc. (“PCS”) that we had satisfied our obligation to produce potash from our Esterhazy, Saskatchewan, mine under a tolling agreement (the “Tolling Agreement”). Under the agreement, we have provided PCS with potash from the Esterhazy mine at cost for forty years. In recent years, PCS has elected to receive approximately one million tonnes per year under the agreement. We and PCS are currently in litigation (the “Tolling Agreement Dispute”) concerning our respective rights and obligations under the agreement. Pursuant to a court order in the Tolling Agreement Dispute, we are continuing to supply potash under the terms of the Tolling Agreement until trial begins, currently scheduled for January 2012. In the event that PCS does not prevail after trial on the merits of its underlying claim, PCS has agreed to pay monetary damages to us for the loss we suffer as a result of the court’s order.

We have included additional information about these and other developments in our business during fiscal 2011 in our Management’s Analysis and in the Notes to our Consolidated Financial Statements.

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

Phosphates Segment

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results include our North American distribution activities and the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member.

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients

We are the largest producer of concentrated phosphate crop nutrients and animal feed ingredients in the world. Our U.S. phosphates operations have capacity to produce approximately 4.4 million tonnes of phosphoric acid (“P2O5 ”) per year, or about 9% of world capacity and about 45% of North American capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 3.9 million tonnes during fiscal 2011 and accounted for approximately 10% of estimated global production and 46% of estimated North American output during fiscal 2011.

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

•

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

Our primary phosphate crop nutrient production facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned future phosphate mines in Florida:

Annual capacity by plant as of May 31, 2011 and production volumes by plant for fiscal 2011 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate (a)/DAP/MAP/ MicroEssentials® /Feed Phosphate
Facility	Operational Capacity (b)	Production	Operational Capacity (b)	Production
Florida:
Bartow	1.0	0.9	2.1	2.1
New Wales	1.7	1.6	4.2	3.3
Riverview	0.9	0.8	1.7	1.7

	3.6	3.3	8.0	7.1
Louisiana:
Faustina	-	-	1.7	1.3
Uncle Sam	0.8	0.6	-	-

	0.8	0.6	1.7	1.3

Total	4.4	3.9	9.7	8.4

(a)	Our effective capacity to produce processed phosphates has been less than our operational capacity stated in the table above, except to the extent we purchase phosphoric acid.

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

We produced approximately 7.9 million tonnes of concentrated phosphate crop nutrients for fiscal 2011 and accounted for roughly 13% of estimated world output and 57% of estimated North American production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 11.5 million tonnes in fiscal 2011 and accounted for approximately 6% of estimated world production and 43% of estimated North American production. We are the world’s second largest miner of phosphate rock and currently operate four mines with a combined annual capacity of approximately 15.9 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.

All of our wholly owned phosphate mines and related mining operations are located in central Florida. During fiscal 2011, we operated five active mines: Four Corners, South Fort Meade, Hookers Prairie, Wingate and Hopewell. The Hopewell mine’s reserves were exhausted in January 2011. We plan to develop two large mines at Ona and at DeSoto to replace mines that will be depleted at various times during the next decade.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily located in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which our future Ona and DeSoto mines would also be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

We extract phosphate ore using large surface mining machines that we own called “draglines.” Prior to extracting the ore, the draglines must first remove a 10 to 50 foot layer of sandy overburden. At our Wingate mine, we also utilize dredges to remove the overburden and mine the ore. We then process the ore at beneficiation plants that we own at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at any of our planned future mines, we would need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.

The following table shows, for each of our phosphate mines, annual capacity as of May 31, 2011 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)	Annual Operational Capacity (a)	2011			2010			2009
Facility		Production	Average BPL (b)	% P2O5 (c)	Production	Average BPL (b)	% P2O5 (c)	Production	Average BPL (b)	% P2O5 (c)
Four Corners	6.5	6.7	65.5	30.0	5.6	66.4	30.4	5.1	64.9	29.7
South Fort Meade (d)	6.0	1.8	63.7	29.2	4.3	63.0	28.8	5.1	61.9	28.3
Hookers Prairie	2.0	1.8	65.8	30.1	1.8	64.8	29.7	1.6	64.8	29.7
Wingate	1.4	1.0	64.6	29.6	1.1	65.0	29.7	0.9	65.5	30.0
Hopewell (e)	-	0.2	66.5	30.4	0.5	68.7	31.4	0.5	70.9	32.4

Total	15.9	11.5	65.2	29.8	13.3	65.0	29.8	13.2	64.0	29.3

(a)

Actual operating rates vary from those shown in the above table due to factors that include among others the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions, as well as the effect of recent initiatives intended to improve operational excellence.

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

(d)

Production at the South Fort Meade mine for fiscal 2011 reflects the temporary shutdown during most of the first six months of fiscal 2011 and subsequent reduced production level for the remainder of fiscal 2011 at the South Fort Meade mine as a result of the First Preliminary Injunction and Partial Settlement.

(e)	The Hopewell mine’s reserves were exhausted in January 2011.

We also purchase phosphate rock from time to time. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits including the Hardee County Extension Permit, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on product mix and tonnage requirements, our need for purchased phosphate rock could increase in the future in order to meet product specifications, particularly as we develop our proposed Ona and DeSoto mines. Our investment in the Miski Mayo Joint Venture and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine reduces our purchases of phosphate rock from other suppliers.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2011:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL (d)	% P2O5
Active Mines
Four Corners	53.6		65.9	30.2
South Fort Meade	53.8	(e)	64.2	29.4
Hookers Prairie	5.7	(e), (f)	65.5	30.0
Wingate	36.5		63.5	29.1

Total Active Mines	149.6		64.7	29.6
Future Mining
Ona	245.5		63.5	29.0
DeSoto	148.0	(g)	64.8	29.7

Total Future Mining	393.5		64.0	29.3

Total Mining	543.1		64.2	29.4

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

(c)	Of the reserves shown, 515.3 million tonnes are proven reserves, while approximately 1.6 million tonnes at Ona and 26.2 million tonnes at DeSoto are probable reserves.
(d)	Average product BPL ranges from approximately 64% to 66%.
(e)	Approximately, 17.0 million of the tonnes shown for South Fort Meade have been reclassified from Hookers Prairie.
(f)

Of the tonnes shown at Hookers Prairie, our lease of 1.4 million tonnes requires us to pay royalties of $2.00 per short ton of the reserves that we mine. In addition, our lease of 1.4 million tonnes requires us to pay royalties between $1.25 to $1.35 per short ton that are generally credited against $250,000 advance royalties that we paid when we entered into the lease.

(g)

In connection with the sale in 1994 of certain of the surface rights related to approximately 48.9 million tonnes of the reported DeSoto reserves, we agreed not to mine such reserves until at least 2014. Our current mining plans do not contemplate mining these reserves until at least that time. In addition, in connection with the purchase in 1996 of approximately 99.1 million tonnes of the reported Desoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2015 and (iii) re-convey to the seller the lands which are not scheduled to be mined upon completion of the permitting process and the approval of the Development Order for the mine.

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:

•	Of the tonnes shown for the Wingate mine, 1.6 million tonnes are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•	We hold the reserves for the Four Corners and Ona mines under leases that we have rights to extend to 2015 and 2022, respectively.

•

We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and clay settling areas. A limited partnership, South Ft. Meade Partnership, L.P. (“SFMP”), owns all of the mineable acres shown in the table for the South Fort Meade mine.

•	We currently have a 94% economic interest in the profits and losses of SFMP. SFMP is included as a consolidated subsidiary in our financial statements.

•

We have a long-term mineral lease with SFMP. This lease expires on December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP total approximately $4 million annually at current shipment rates.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•

The surface rights to approximately 882 acres shown in the table above for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Royalties on the approved leases equal approximately 5% of the six-month rolling average mining cost of production when mining these reserves. Under the lease, we paid $0.3 million in royalties to the U.S. government in fiscal 2011.

In light of the long-term nature of our rights to our reserves, we expect to be able to mine all reported reserves that are not currently owned prior to termination or expiration of our rights. Additional information regarding permitting is included in Part I, Item 1A, “Risk Factors”, under “Environmental, Health and Safety Matters—Operating Requirements and Permitting” in our Management’s Analysis, and under “Phosphate Mine Permitting in Florida” in Note 22 of our Consolidated Financial Statements.

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.5 million long tons of sulfur during fiscal 2011. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.4 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck or rail either direct to our phosphate plants or have it sent for gathering to terminals that are located on the US gulf coast.

We own and operate a sulfur terminal in Houston, Texas and lease a terminal in Tampa, Florida. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. We also own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck, rail and barge from nearby refineries.

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

Ammonia

We use ammonia together with phosphoric acid to produce both DAP and MAP. We used approximately 1.7 million tonnes of ammonia during fiscal 2011. Production of one tonne of DAP requires approximately 0.2 tonnes of ammonia.

Our Florida ammonia needs are supplied by offshore producers, under multi-year and annual contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in 2013, which we may extend for up to five additional years. A third party operates the Port Sutton ammonia facility pursuant to an agreement that expires in 2013, which we may extend for an unlimited number of additional five year terms, as long as we or the other party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in calendar 2012. Ammonia is transported by pipeline from the terminals to our production facilities. The service agreements with the pipeline providers will expire at the end of calendar year 2011 for Bartow, New Wales and Riverview.

We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 500,000 tonnes. From time to time we may sell surplus ammonia to unrelated parties.

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

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and option contracts to forward price portions of future gas purchases. The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts. We purchase approximately 14 MMbtu of natural gas per year for use in ammonia production at Faustina.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we purchase approximately two MMbtu of natural gas per year in Florida only as a thermal fuel for various production processes.

Florida Land Holdings

We are a significant landowner in the State of Florida, which in the future is expected to return to its historical status as one of the fastest areas of population growth in the United States. We own land comprising approximately 255,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are not related to our operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our land assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps as part of a long-term future land use strategy to optimize the value of our land assets. For example, during fiscal 2011 we began development of Streamsong, a destination resort and conference center, in certain areas of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. The resort and conference center are expected to be completed in calendar 2013.

International Production

Our international operations include production in Brazil and Argentina. Our production facilities include plants that produce up to 800,000 tonnes per year of single superphosphate (“SSP”) and granulated SSP crop nutrients by mixing sulfuric acid with phosphate rock. We sold one of the SSP production facilities as described in Note 10 of our Consolidated Financial Statements.

Potash Segment

We are one of the leading potash producers in the world. We mine and process potash in Canada and the United States and sell potash in North America and internationally. The term “potash” applies generally to the common salts of potassium. Muriate of potash (“MOP”) is the primary source of potassium for the crop nutrient industry. Red MOP has traces of iron oxide. The granular and standard grade Red MOP products are well suited for direct fertilizer application and bulk blending. White MOP has a higher percent K20. White MOP, besides being well suited for the agricultural market, is used in many industrial applications.

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

We have a long term potash capacity expansion plan in Saskatchewan, Canada in response to expected growth in global potash demand. We expect the total planned expansions to increase our annualized proven peaking capacity for finished product by approximately five million tonnes. The expansions are planned to occur over the next decade, with the first expansions already on line.

POTASH EXPANSION PROJECTS

(tonnes in millions)	Annual Planned Peaking Capacity	Estimated Completion (Fiscal Year)
Complete
Colonsay (a)	0.2	-
Esterhazy	0.1	-
In progress
Belle Plaine	0.6	2012
Colonsay	0.5	2013
Esterhazy	1.7	2012-2017
Future
Belle Plaine	1.3	2016-19
Colonsay	0.5	2016

	4.9

Tolling Agreement (b)	1.3
Peaking capacity as of May 31, 2011	10.3

	16.5

(a)	As of May 31, 2011, 0.1 million tonnes were placed in service and included in operational capacity
(b)	The status of the Tolling Agreement is discussed below under “Canadian Mines.”

As shown in the table above, we have completed the first capacity expansions at our Esterhazy and Colonsay, Saskatchewan potash mines. In addition, we anticipate completing certain expansion projects at our Belle Plaine and Esterhazy, Saskatchewan potash mines in the second half of fiscal 2012. All other expansion projects are progressing as planned.

The map below shows the location of each of our potash mines.

Our current potash annualized proven peaking capacity, excluding tonnage produced at Esterhazy under the Tolling Agreement, totals 10.3 million tonnes of product per year and accounted for approximately 14% of world capacity and 37% of North American capacity. Production during fiscal 2011, excluding tonnage produced for a third party at Esterhazy, totaled 7.4 million tonnes and accounted for approximately 12% of estimated world production and 38% of estimated North American production.

The following table shows, for each of our potash mines, annual capacity as of May 31, 2011 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)			2011			2010			2009
Facility	Annualized Proven Peaking Capacity (a)(b)(c)	Annual Operational Capacity (a)(b)(d)	Ore Mined	Grade % K2O (e)	Finished Product	Ore Mined	Grade % K2O (e)	Finished Product	Ore Mined	Grade % K2O (e)	Finished Product
Canada
Belle Plaine—MOP	2.8	2.3	8.4	18.0	2.2	5.7	18.0	1.5	6.9	18.0	1.8
Colonsay—MOP	1.8	1.6	3.2	25.0	1.1	2.2	24.9	0.8	2.6	26.6	1.0
Esterhazy—MOP	5.3	4.8	11.8	23.9	3.9	6.7	24.1	2.3	8.3	25.1	3.0

Canadian Total	9.9	8.7	23.4	21.9	7.2	14.6	21.8	4.6	17.8	22.6	5.8
United States
Carlsbad—MOP	0.5	0.5	3.0	10.2	0.3	3.0	11.2	0.4	2.5	10.2	0.2
Carlsbad—K-Mag® (f)	1.1	1.0	3.5	5.1	0.7	2.7	6.7	0.6	2.7	6.4	0.6

Carlsbad Total	1.6	1.5	6.5	7.4	1.0	5.7	9.1	1.0	5.2	8.2	0.8
Hersey—MOP (g)	0.1	0.1	0.1	26.7	0.1	0.1	26.7	-	0.2	26.7	0.1

United States Total	1.7	1.6	6.6		1.1	5.8		1.0	5.4		0.9

Totals	11.6	10.3	30.0	18.8	8.3	20.4	18.3	5.6	23.2	19.4	6.7

Total excluding toll production (h)	10.3		27.2		7.4	19.3		5.2	20.9		5.9

(a)	Finished product.
(b)

Actual operating rates may vary from those shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions.

(c)	Represents full capacity assuming no turnaround or maintenance time.
(d)	Annual operational capacity is our estimated annual achievable production level.
(e)	Grade % K20 is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(f)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(g)	The Hersey facility also mines, processes and sells salt.
(h)	We toll produce MOP at our Esterhazy mine under the Tolling Agreement.

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

Under an agreement (the “Tolling Agreement”) with Potash Corporation of Saskatchewan Inc. (“PCS”), we mine and refine PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs. The contract provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The contract provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the contract. Based on our then-current calculations, in May 2009, we informed PCS that we believed that approximately 1.5 million tonnes of potash remained to be delivered to PCS under the contract after April 30, 2009. PCS has filed a lawsuit against us contesting our basis and timing for termination of the contract and alleging damages based on our historical mining practices. We subsequently counterclaimed, alleging that PCS breached the Tolling Agreement by refusing to take delivery of approximately 0.9 million tonnes of potash that it ordered under the contract, primarily for delivery after April 30, 2009, due to the global financial and credit crisis. We believe PCS’ allegations are without merit. We have included a further description of the Tolling Agreement and the lawsuit under “Esterhazy Potash Mine Tolling Contract Dispute” in Notes 21 and 22 of our Consolidated Financial Statements. After expiration of our obligation to ship potash under the Tolling Agreement or during other periods to the extent we are not fully utilizing the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the Tolling Agreement is available to us for sales to any of our customers at then-current market prices. Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	13,851	10,039	109,196	133,086
Leased from Province	51,568	67,006	193,000	311,574
Leased from others	-	320	63,615	63,935

Total under control	65,419	77,365	365,811	508,595

We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2094 to 2142.

We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. We also pay a percentage of the value of resource sales from our Saskatchewan mines. In addition to the Canadian resource taxes, royalties are payable to the mineral owners in respect of potash reserves or production of potash. We have included a further discussion of the Canadian resource taxes and royalties in our Management’s Analysis.

Since December 1985, we have experienced an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced new or substantially increased brine inflows at the Esterhazy mine. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized while others have been charged to expense, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to control the inflow. It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining process or abandon the mine. See “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures” in Part I, Item 1A, “Risk Factors” in this report, both of which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows. We have begun construction of a new third shaft at the Esterhazy mine as part of our potash expansion plan and which is also intended to mitigate part of the risk from the inflow.

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

At the Carlsbad facility, we mine and refine potash from 73,781 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 260 million tonnes of potash mineralization (calculated after estimated extraction losses) in two mining beds evaluated at thicknesses ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 15 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 22 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for approximately 32 years and 25 years, respectively.

At Hersey, Michigan, we operate a solution mining facility which produces salt and potash. Mining occurs in the Michigan Basin in a predominantly rock salt formation called the Salina Group Evaporite. This formation is a clean salt deposit with interlayered beds of sylvinite and carbonate. At the Hersey facility, our mineral rights consist of 581 acres owned in fee and 1,799 acres controlled under leases that, in general, continue in effect at our option as long as we continue our operations at Hersey. These lands contain an estimated 41 million tonnes of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet.

Royalties for the U.S. operations amounted to approximately $13.2 million for fiscal 2011. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases.

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2011 for each of our mines is as follows:

(tonnes in millions)	Reserves (a)(b)		Potash Mineralization (a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	792	18.0	2,327
Colonsay	239	26.4	228
Esterhazy	875	24.5	479

sub-totals	1,906	22.0	3,034
United States
Carlsbad	260	7.5	-
Hersey	41	26.7	-

sub-totals	301	10.1	-

Totals	2,207	20.4	3,034

(a)

There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes 1.2 billion tonnes of proven reserves and 1.0 billion tonnes of probable reserves.
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

Natural Gas

Natural gas is used at our potash solution mines as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. Our two solution mines accounted for approximately 77% of our Potash segment’s total natural gas requirements for potash production in fiscal 2011. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 15 MMbtu for fiscal 2011. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operations in Michigan and New Mexico purchase physical gas in their respective regional markets via the MichCon and El Paso Permian Basin market hubs as pricing references, respectively. We use financial derivative contracts to manage the price of portions of our future purchases.

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

International

Outside of the United States and Canada, we market our Phosphates segment’s products through PhosChem, as well as our Phosphates segment’s own international distribution activities. During fiscal 2011, PhosChem marketed approximately 71% of our phosphate export sales volume. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 65% of total U.S. export volume of concentrated phosphates and 15% of global trade volume. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, Australia, Brazil, Japan and Colombia. During fiscal 2011, PhosChem’s dry concentrated phosphates exports to Asia were 62% of total dry shipments by volume, with India representing 52% of PhosChem’s total dry concentrated phosphates export shipments.

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

Our Phosphates segment also purchases phosphates, potash and nitrogen products from unrelated third parties.

To service the needs of our customers, our international distribution activities include a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce blended crop nutrients (“Blends”) from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix differs based on seasonal and other factors. Our international operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, and is expected to continue to do so in the future.

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

Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth markets of Latin America and Asia, with port terminals, warehouses, and blending plants in Brazil, Argentina, Chile, China, and India. Our global presence allows us to efficiently serve customers in approximately 40 countries.

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

We believe that we are a low cost producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock will also allow us to reduce our purchases of phosphate rock from other suppliers.

We produce ammonia at our Faustina concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With no captive ammonia production in Florida, we are subject to significant volatility in our purchase price of ammonia from world markets. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input. We believe that our investments in sulfur transportation assets continue to afford us a competitive advantage compared to other North American producers in cost and access to sulfur.

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

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. We also ship product from our Carlsbad, New Mexico, potash facility to our South American distribution centers. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that our potash cost structure is competitive in the industry and should improve as we achieve the expected increases in production from our planned expansions.

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop failure; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes, and demand for more protein rich food, particularly in developing regions such as China, India, and Latin America, increasing demand for biofuels; variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations about farmer economics, future crop nutrient prices and availability and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

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

OTHER MATTERS

Employees

We had approximately 7,700 employees as of May 31, 2011, consisting of approximately 3,200 salaried and 4,500 hourly employees.

Labor Relations

As of May 31, 2011:

•

We had ten collective bargaining agreements with unions covering approximately 88% of our hourly employees in the U.S. and Canada. Of these employees, approximately 55% are covered under collective bargaining agreements scheduled to expire in fiscal 2012.

•

Agreements with ten unions covered all employees in Brazil, representing 70% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 19, 2011 is set forth below:

Name	Age	Position
Anthony T. Brausen	52	Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	59	Vice President—Phosphates Operations
Richard L. Mack	43	Executive Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	54	Senior Vice President—Commercial
James “Joc” C. O’Rourke	50	Executive Vice President—Operations
James T. Prokopanko	58	Chief Executive Officer, President and Director
Cindy C. Redding	52	Vice President—Human Resources
Lawrence W. Stranghoener	57	Executive Vice President and Chief Financial Officer

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

Due to reduced market demand, depressed agricultural economic conditions and other factors, we and our predecessors have at various times suspended or reduced production at some of our facilities. The extent to which we utilize available capacity at our facilities will cause fluctuations in our results of operations, as we will incur costs for any temporary or indefinite shutdowns of our facilities and lower sales tend to lead to higher fixed costs as a percentage of sales.

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

We conduct our operations through a limited number of key production and distribution facilities. These large facilities include our phosphate mines and concentrates plants, our potash mines and the ports and other distribution facilities through which we conduct our business. Any disruption of operations at one of these facilities has the possibility of significantly affecting our production or our ability to distribute our products. Operating these facilities at high rates during periods of high demand for our products increases the risk of mechanical or structural failures, decreases the time available for routine maintenance and increases the impact on our operating results from any disruption. A disruption of operations at one of our key facilities could have a material adverse effect on our results of operations or financial condition.

Insurance market conditions, our loss experience and other factors affect the insurance coverage that we carry, and we are not fully insured against all potential hazards and risks incident to our business. As a result, our insurance coverage may not adequately cover our losses.

We maintain property, business interruption and casualty insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. We are subject to various self-retentions and deductibles under these insurance policies. As a result of market conditions, our loss experience and other factors, our premiums, self-retentions and deductibles for insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. As a result, a disruption of operations at one of our key facilities or a significant casualty could have a material adverse effect on our results of operation or financial condition.

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

For fiscal 2011, we derived approximately 65% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, Argentina, Chile, China and India are a fundamental part of our business, and we recently invested in a mine in Peru that supplies phosphate rock to us. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.

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

For example:

•

In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009, in connection with our efforts to permit an extension of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers with respect to its actions in issuing a federal wetlands permit. The federal wetlands permit issued by the Corps remains in effect and mining of the extension of our Four Corners mine has commenced and is continuing, although this lawsuit remains pending before the United States District Court for the Middle District of Florida, Jacksonville Division.

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

On June 30, 2010, certain non-governmental organizations filed another lawsuit in the United States District Court for the Middle District of Florida, Jacksonville Division, contesting the issuance of the federal wetlands permit for the extension of our South Fort Meade mine into Hardee County, alleging that the Corps’ actions in issuing the permit violated several federal laws relating to the protection of the environment. On July 30, 2010, the court entered a preliminary injunction preventing mining activities in jurisdictional waters of the U.S. in reliance on the permit until the Corps completed an additional analysis of available alternatives under the Clean Water Act in accordance with the court’s order and a permit was reissued by the Corps, or the case was decided on its merits in our favor.

We then shut down the South Fort Meade mine because we could not extend the mine into Hardee County in reliance on the federal wetlands permit. On October 27, 2010, we reached a partial settlement with the plaintiffs that allowed us to proceed with mining on approximately 200 acres out of the 10,586 acre extension of the mine into Hardee County. Following court approval of the partial settlement, we commenced mining within the 200-acre area. We completed mining in the 200-acre area in June 2011.

The shutdown resulted in costs to suspend operations and idle plant costs. Lower phosphate rock mining production levels also adversely affected gross margin.

In April 2011, the Eleventh Circuit Court of Appeals vacated the first preliminary injunction effective July 7, 2011. On July 8, 2011, the Jacksonville District Court issued a second preliminary injunction again preventing us from mining in the Hardee County extension of our South Fort Meade mine, and we have stopped mining in that area. The shutdown could result in higher costs in fiscal 2012, principally if we need to purchase incremental levels of phosphate rock in the second half of fiscal 2012, and such costs could be substantial.

The degree to which we are able to successfully mitigate the effects of the second preliminary injunction in the longer-term remains uncertain. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees or result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer-term, conceivably adversely affect our liquidity and capital resources.

•

In August 2010, we received official confirmation from the Corps that it plans to conduct an area-wide environmental impact statement for the central Florida phosphate district. The Corps has established a planned 18-month time frame for completion of the document. We cannot predict the scope or actual timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

We have included additional discussion about permitting for our phosphate mines in Florida, including the lawsuit contesting the issuance of the federal wetlands permit for the extension of our South Fort Meade mine into Hardee County and its potential effects on us, under “Environmental, Health and Safety Matters—Permitting” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 22 of our Consolidated Financial Statements.

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

In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. In most cases, these financial assurance requirements can be satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we are unable to satisfy these financial strength tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. We are technically out of compliance with the Florida financial assurance requirements because we do not have a sufficient amount of debt outstanding. We are working with the Florida Department of Environmental Protection to determine an alternative means of meeting the test. In the past, we have also not always been able to satisfy applicable financial strength tests, and in the future, it is possible that we will not be able to pass the applicable financial strength tests, negotiate consent decrees, establish escrow accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost, or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition. We have included additional discussion about financial assurance requirements under “Off Balance Sheet Arrangements and Obligations—Other Commercial Commitments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Among other environmental laws, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act imposes liability, including for cleanup costs, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third-party facilities or offsite disposal locations.

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

We have included additional information with respect to pending legal and regulatory proceedings in Note 22 of our Consolidated Financial Statements and in this report in Part I, Item 3, “Legal Proceedings”.

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

Continued government and public emphasis on environmental, health and safety issues in the U.S., Canada, China, Brazil and other countries where we operate can be expected to result in requirements that apply to us and our operations that are more stringent than those that are described above and elsewhere in this report. These more stringent requirements may include among other matters increased levels of future investments and expenditures for environmental controls at ongoing operations which will be charged against income from future operations, increased levels of the financial assurance requirements to which we are subject, increased efforts or costs to obtain permits or denial of permits, other new or interpretations of existing statutes or regulations that impose new or more stringent restrictions or liabilities, including liabilities under CERCLA or similar statutes, including restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities, and other matters that could increase our expenses, capital requirements or liabilities or adversely affect our business, liquidity or financial condition. In addition, to the extent restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the countries where we operate, our competitors could gain cost or other competitive advantages over us. These effects could be material.

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

•

Congressional Legislation. In the past sessions of Congress, the U.S. House of Representatives passed legislation that would establish a comprehensive program to reduce greenhouse gas emissions. This legislation would have mandated increased use of renewable energy sources, increased energy efficiency, and an economy-wide emission cap and trade program. Many other bills have been more recently introduced both in the U.S. House of Representatives and the U.S. Senate.

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

Future climate change could adversely affect us.

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

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $3.9 billion as of May 31, 2011. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

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

We hold minority ownership interests in a joint venture that owns and operates a phosphate rock mine and in other companies that are not controlled by us. The operations or results of some of these companies are significant to us, and their operations can affect our earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity.

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

•

Our Esterhazy mine has had an inflow of brine for more than 25 years. At various times, we have experienced new or increased inflows at the mine. The Esterhazy mine is not insured against the risk of floods and water inflows and the costs to control the brine inflows could increase in future years. The brine inflows, risk to employees or remediation costs could also cause us to change our mining process or abandon this mine, which in turn could significantly negatively impact our results of operations, liquidity or capital resources.

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

At various times, we experience new or increased brine inflows at the Esterhazy mine. For example, in late 2006, we identified a new salt saturated brine inflow in a mined out area located approximately 7,500 feet from our existing brine inflow management area. Initial data suggested that the new inflow was at the rate of 20,000 to 25,000 gallons per minute, which was significantly greater than the highest inflow rates that we had successfully managed (approximately 10,000 to 15,000 gallons per minute) at the Esterhazy mine since 1985. Without abatement, and assuming our initial estimates to be accurate, we estimated that we had storage capacity to handle the new brine inflow for several months before adversely affecting production at the Esterhazy mine. Our remediation efforts included grouting that reduced the level of the inflows to approximately historical rates and pumping to reduce the level of brine in the mine. See “Potash Net Sales and Gross Margin” in our Management’s Analysis for a discussion of costs and other information relating to the brine inflows. Inflow rate measurements reflect an estimate as of a particular point in time, and depending on when tests are conducted, rates can fluctuate up or down. We have subsequently experienced other new or increased brine inflows but within the range of historical norms. There can be no assurance that:

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

The IRS has issued a ruling to the effect that the Split-off that is part of the Cargill Transaction will be tax-free to Cargill and its stockholders, and in connection with the completion of the Cargill Transaction, Cargill received a tax opinion relating to certain tax consequences of the Cargill Transaction. Notwithstanding the IRS ruling and tax opinion, however, the Split-off and Debt Exchanges could be taxable to Cargill and its stockholders under certain circumstances. For example, the Split-off and Debt Exchanges would be taxable to Cargill (but not its stockholders) under Section 355(e) of the Code (“Section 355(e)”) if one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that includes the Split-off. Therefore, we and Cargill have agreed to tax-related restrictions and indemnities set forth in a tax agreement related to the Cargill Transaction, under which we may be restricted or deterred from taking certain actions for a period of two years following the completion of the Split-off, including (i) redeeming or purchasing our stock in excess of agreed-upon amounts; (ii) issuing any equity securities in excess of agreed upon amounts; (iii) approving or recommending a third party’s acquisition of us; (iv) permitting any merger or other combination of Mosaic or MOS Holdings; and (v) entering into an agreement for the purchase of any interest in Mosaic or MOS Holdings, subject to certain exceptions. We have agreed to indemnify Cargill for taxes and tax-related losses imposed on Cargill as a result of the Split-off and/or Debt Exchange failing to qualify as tax-free, if the taxes and related losses are attributable to, arise out of or result from certain prohibited acts or to any breach of, or inaccuracy in, any representation, warranty or covenant made by us in the tax agreement referred to above. The taxes and tax-related losses of Cargill would be material if these transactions fail to qualify as tax-free, and so this indemnity would result in material liabilities from us to Cargill that could have a material adverse effect on us. For a further discussion of the restrictions and indemnities set forth in the agreements related to the Cargill Transaction, please see Note 2 to our Consolidated Financial Statements.

The Class B Common Stock issued to Cargill stockholders in the Merger is entitled to ten votes per share with respect to the election of directors while the Class A Common Stock issued to Cargill stockholders in the Merger and the Common Stock has only one vote per share with respect to the election of directors.

For the Split-off and Debt Exchange to be tax-free to Cargill and its stockholders, U.S. federal income tax law generally required, among other things, that Cargill exchange with its stockholders stock representing at least 80% of the voting power in the election of our board of directors. Accordingly, a “high vote” Class B Common Stock was established in connection with the Merger to permit Cargill to effect the Split-off and Debt Exchange in a manner that is tax-free to Cargill and its stockholders. Following the Merger, holders of our Class B Common Stock hold approximately 77% of the voting power for the election of directors and approximately 25% of the economic interest in us and voting power on other matters, holders of our Class A Common Stock hold approximately 4% of the voting power for the election of directors and approximately 13% of the economic interest in us and voting power on other matters, and holders of our Common Stock hold approximately 19% of the voting power for the election of directors and approximately 62% of the economic interest in us and voting power on other matters.

Limitations on equity issuances, buybacks and other actions.

The agreements relating to the Cargill Transaction restrict our ability to take certain actions, including making certain equity issuances or undertaking share buybacks. These restrictions and limitations apply for a period of two years following completion of the Split-off. These restrictions and limitations may prevent us from pursuing business opportunities that may arise prior to expiration of such restrictions and limitations. Please see Note 2 to our Consolidated Financial Statements for a summary of these restrictions and limitations. In addition, we are restricted from buying shares of Class A Common Stock or Class B Common Stock at a premium to the then-current market price of the Common Stock.

Stock sales following the Split-off may affect the stock price of our common stock.

During the first fifteen months following the completion of the Merger and the Split-off, we agreed to conduct a series of additional underwritten secondary public formation offerings which could result in downward pressure on the market price of our common stock.

In addition, prior to the 24-month anniversary of the Split-off, we may be required by the MAC Trusts to file a shelf registration statement for secondary sales of shares in the event the MAC Trusts are not given the opportunity to sell 42.0 million shares of stock received by the MAC Trusts in the Split-off in the additional formation offerings discussed above. Furthermore, the agreements relating to the Cargill Transaction provide for the possibility of another series of underwritten secondary public offerings, which would begin no earlier than 12 months following the last of the formation offerings described above (or certain other primary or secondary offerings), with respect to our shares received by Exchanging Cargill Stockholders (including shares received but not sold by the MAC Trusts in the initial two-year period following the Split-off). This second series of underwritten secondary public offerings is expected to be completed, at the latest, on the 54-month anniversary of the Split-off. These sales could also result in downward pressure on the stock price of our common stock.

The Class B Common Stock may remain as a separate class for an indefinite period of time.

We presently expect that, in connection with the consideration of resolutions to be submitted to our stockholders at our next regularly scheduled annual stockholders’ meeting or at a special stockholders’ meeting, our board of directors will consider a proposal to convert the Class B Common Stock to either Class A Common Stock or Common Stock (or a combination thereof) on a share-for-share basis, subject to the receipt of stockholder approval. There is, however, no binding commitment by our board of directors to, and there can be no assurance that our board of directors will, consider the issue or resolve to submit such a proposal to our stockholders at that meeting or any subsequent meeting of stockholders. Moreover, there can be no assurance that, if presented, our stockholders would approve the conversion proposal. If such a conversion proposal is approved by our board of directors and presented to our stockholders, a vote by a majority of all three classes of our stock outstanding, represented in person or by proxy at a stockholder meeting, voting together as a single class (with each share having one vote) will be required for such proposal to be approved.

Provisions in our restated certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. These provisions include the ability of our board of directors to issue preferred stock without stockholder approval, the classification of our board of directors into three classes, a prohibition on stockholder action by written consent and the inability of our stockholders to request that our board of directors or chairman of our board call a special meeting of stockholders.

We are also subject to Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder”

for a period of three years from the date of the transaction in which the person became an interested stockholder, unless the interested stockholder attained this status with the approval of the board of directors or unless the business combination was approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years owned, 15% or more of the corporation’s voting stock. This statute could prohibit or delay the accomplishment of mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

These provisions apply not only when they may protect our stockholders from coercive or otherwise unfair takeover tactics but even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests or those of our stockholders.

Our success will increasingly depend on our ability to attract and retain highly qualified and motivated employees.

We believe our continued success depends on the collective abilities and efforts of our employees. Like many businesses, a significant number of our employees, including some of our most highly skilled employees with specialized expertise in potash and phosphates operations, will be approaching retirement age throughout the next decade and beyond. In addition, we compete for a talented workforce with other businesses, particularly within the mining and chemicals industries in general and the crop nutrients industry in particular. Our expansion plans are highly dependent on our ability to attract, retain and train highly qualified and motivated employees who are essential to the success of our ongoing operations as well as to our expansion plans. If we were to be unsuccessful in attracting, retaining and training the employees we require, our ongoing operations and expansion plans could be materially and adversely affected.

Future technological innovation could affect our business.

Future technological innovation such as the development of seeds that require less crop nutrients, or developments in the application of crop nutrients, if they occur, could have the potential to adversely affect the demand for our products and our results of operations, liquidity and capital resources.

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

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 22 of our Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 22 of our Consolidated Financial Statements:

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

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that sets numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division, for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. We and the other plaintiffs filed a motion for summary judgment on June 15, 2011. The NNC Rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida by March 2012. Our lawsuit asserts, among other matters, that the criteria set by EPA do not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and seeks a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

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

•

Stockholder Actions Relating to the Cargill Transaction. Mosaic, MOS Holdings, GNS Merger Sub LLC (“Merger Sub”), the members of the Mosaic board of directors and Cargill are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Delaware Court of Chancery by several Mosaic stockholders: the City of Lakeland Employees Pension Plan, the Louisiana Municipal Police Employees Retirement System, the Teamsters Local 500 Severance Fund and the Minneapolis Firefighters’ Relief Association on February 28, 2011, March 8, 2011, March 8, 2011 and March 15, 2011, respectively. On March 9, 2011, the City of Lakeland Employees Pension Plan was dismissed, and the Operating Engineers Construction Industry and Miscellaneous Pension Fund was added, as a plaintiff. The Stockholder Actions challenge the Cargill Transaction.

Collectively, the Stockholder Actions generally allege that the Mosaic directors breached their fiduciary duties to Mosaic and its stockholders by authorizing the Cargill Transaction, that the Mosaic directors improperly delegated their authority to Cargill in violation of the Delaware General Corporation Law and in breach of their fiduciary duties, that the preliminary proxy statement filed with the SEC in connection with the Cargill Transaction omitted material information and was materially misleading, particularly concerning financial advice provided by financial advisers to the special committee formed by Mosaic’s board of directors to consider the transaction and the ramifications of the Cargill Transaction to Mosaic’s minority stockholders. The Stockholder Actions seek, among other things: to enjoin the defendants from consummating the Cargill Transaction on the agreed-upon terms; to require the individual defendants to make full and complete disclosure; to rescind the Cargill Transaction; to invalidate provisions of the tax agreement that is part of the Cargill Transaction; rescissory and compensatory damages in unspecified amounts; and recovery of the costs of the lawsuit. On May 10, 2011, Mosaic, MOS Holdings, Merger Sub, the members of our board of directors and Cargill executed a Stipulation and Agreement of Settlement with the plaintiffs in the Stockholder Actions (the “Stipulation”). The Stipulation is subject to certain conditions including approval by the Delaware Court of Chancery. If the Settlement is consummated, the Stockholder Actions will be dismissed with prejudice and the defendants and other released persons will receive a release of all claims. The Stipulation was submitted to the Delaware Court of Chancery for approval on May 10, 2011. There can be no assurance that the Delaware Court of Chancery will approve the settlement. If the Delaware Court of Chancery does not approve the settlement, the proposed settlement, as contemplated by the Stipulation, may be terminated.

The following tables show, for each of our U.S. mines that is subject to the Federal Mine Safety and Health Act of 1977 (“MSHA”), the information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section references are to sections of MSHA.

	Potash Mine	Florida Phosphate Rock Mines
Three Months Ended May 31, 2011	Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	25	20	8	-	-	-
Orders issued under Section 104(b)	-	-	-	-	-	-
Citations and orders under Section 104(d)	-	-	-	-	-	-
Violations under Section 110(b)(2)	-	-	-	-	-	-
Orders under Section 107(a)	-		-	-	-	-
Proposed assessments under MSHA (whole dollars)	$11,456	-	$1,300	-		-
Mining-related fatalities	-	-	-	-	-	-
Notice under Section 104(e)	-	-	-	-	-	-
Notice of the potential for a pattern of violations under Section 104(e)	-	-	-	-	-	-
Pending legal actions before the Federal Mine Safety and Health Review Commission	-	-	-	-	-	-

	Potash Mine	Florida Phosphate Rock Mines
Fiscal Year Ended May 31, 2011	Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	102	95	44	2	18	21
Orders issued under Section 104(b)	-	-	-	-	-	-
Citations and orders under Section 104(d)	7	-	-	-	-	-
Violations under Section 110(b)(2)	-	-	-	-	-	-
Orders under Section 107(a)	-		-	-	1	1
Proposed assessments under MSHA (whole dollars)	$104,175	$169,353	$26,490	$1,611	$20,514	$31,469
Mining-related fatalities	-	-	-	-	-	-
Notice under Section 104(e)	-	-	-	-	-	-
Notice of the potential for a pattern of violations under Section 104(e)	-	-	-	-	-	-
Pending legal actions before the Federal Mine Safety and Health Review Commission	-	-	-	-	-	-

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

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	2,969,409	$37.88	17,489,683
Equity compensation plans not approved by stockholders	-	-	-

Total	2,969,409	$37.88	17,489,683

(a)	Includes grants of stock options and time-based restricted stock units.
(b)	Includes weighted average exercise price of stock options only.

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

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2007 through 2011 under “Five Year Comparison,” in the financial information that is incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2011 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Nomination and Selection of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2011 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2011 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions—Cargill Transaction” included in our definitive proxy statement for our 2011 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2011 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2011 annual meeting of stockholders is incorporated herein by reference.

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

Date: July 19, 2011

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President (principal executive officer)	July 19, 2011

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	July 19, 2011

/s/ Anthony T. Brausen Anthony T. Brausen	Vice President—Finance and Chief Accounting Officer (principal accounting officer)	July 19, 2011

* Robert L. Lumpkins	Chairman of the Board of Directors	July 19, 2011

* Phyllis E. Cochran	Director	July 19, 2011

* William R. Graber	Director	July 19, 2011

* Emery N. Koenig	Director	July 19, 2011

* Harold H. MacKay	Director	July 19, 2011

* David B. Mathis	Director	July 19, 2011

* William T. Monahan	Director	July 19, 2011

* James L. Popowich	Director	July 19, 2011

* Sergio Rial	Director	July 19, 2011

* David T. Seaton	Director	July 19, 2011

* Steven M. Seibert	Director	July 19, 2011

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as MOS Holdings Inc. (“MOS Holdings”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic dated October 22, 2004, and filed on October 28, 2004**

2.ii.	Letter Agreement dated April 11, 2005, to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

2.iii	Form of Merger and Distribution Agreement, dated January 18, 2011, by and among MOS Holdings Inc., Cargill, The Mosaic Company (“Mosaic,” formerly known as GNS II (U.S.) Corp. (“GNS”), GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust*	Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS pursuant to Rule 424(b)(3) of the Securities Act on April 11, 2011***

2.iv.	Form of Registration Agreement, dated January 18, 2011, by and among MOS Holdings, Cargill, Mosaic, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Annex D to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.v.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings, Mosaic and Cargill (the “Tax Agreement”)	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.x.	Form of Option Agreement dated February 10, 2010, between Vale, Nacque, MOS Holdings and Mosaic Brazil*	Exhibit 2.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.xi.	Form of Holdings Option Agreement dated February 10, 2010, between Vale, International, Nacque and MOS Holdings*	Exhibit 2.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.xii.	Form of Standstill Commitment dated February 10, 2010, between Vale and MOS Holdings	Exhibit 2.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.xiii.	Form of amendment dated as of March 12, 2010, to Share Purchase Agreement and Other Covenants dated February 10, 2010, between Vale, Nacque, International, MOS Holdings and Mosaic Brazil	Exhibit 2.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

2.xiv.	Form of amendment dated as of March 12, 2010, to Option Agreement dated February 10, 2010, between Vale, Nacque, MOS Holdings and Mosaic Brazil	Exhibit 2.f. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

3.ii.	Amended and Restated Bylaws of Mosaic	Exhibit 3.2 to Mosaic’s Current Report on Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.ii.a.	Form of offer by Mosaic de Argentina S.A. to sell monoammonium phosphate and MicroEssentials® fertilizers to Cargill S.A.C.I. through August 31, 2010	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2009**

10.ii.b.	Form of Supply Agreement dated September 30, 2009, for the sale of feed grade phosphates and potash in North America by Mosaic Crop Nutrition, LLC dba Mosaic Feed Ingredients to Cargill Animal Nutrition, Inc.	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.c.	Form of Barter Arrangement dated September 29, 2009, between Mosaic de Argentina S.A. and Cargill S.A.C.I.	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.d.	Form of North America HR Shared Services Work Order dated October 1, 2009, under Master Services Agreement dated December 29, 2006, between Cargill, Incorporated and The Mosaic Company	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.e.	Form of Supply Agreement dated September 28, 2009, for the sale of fertilizer products by Mosaic de Argentina S.A. to Cargill S.A.C.I.	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2009**

10.ii.f.	Form of amendment dated December 9, 2009, to Master Services Agreement dated December 29, 2006, between Mosaic and Cargill, Incorporated	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

10.ii.g.	Form of amendment dated January 7, 2010, to Product Supply Agreement dated January 20, 2009, for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Brazil to Cargill Agropecuaria S.A.C.I. in Paraguay	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2010**

10.ii.h.	Form of Offer dated June 25, 2010, from Mosaic de Argentina S.A. to Cargill S.A.C.I. for the sale of solid and liquid fertilizer in Argentina	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2010**

10.ii.i.	Form of renewal, dated January 14, 2011, of agreement dated January 20, 2009, for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil Ltda. to Cargill Agropecuaria S.A.C.I. in Paraguay	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2011**

10.ii.j.	Form of renewal, dated January 14, 2011, of agreement dated January 20, 2009, for the sale of fertilizer and feed products by Mosaic de Argentina Sociedad Anonima and Mosaic Fertilizantes do Brasil Ltda. to Cargill Bolivia S.A. in Bolivia	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2011**

10.ii.k.	Form of agreement, executed February 11, 2011, between Mosaic Fertilizer, LLC and Cargill Limited for the shipment of phosphate rock from Peru to Louisiana	Exhibit 10.ii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2011**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.l.	Form of agreement, executed February 16, 2011, between Mosaic Canada Crop Nutrition L.P. and Cargill Limited for the sale of phosphate and potash	Exhibit 10.ii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2011**

10.ii.m.	Description of Related Party Transactions	Note 23 of Notes to the Consolidated Financial Statements that are incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data”

10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (as amended October 8, 2009)	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.d.****	Description of Mosaic Management Incentive Program		X

10.iii.e.****	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.f.****	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.f. to the Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2010**

10.iii.g.****	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.h.****	Form of Employee Non-Qualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.i.****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 30, 2008	Exhibit 10.iii.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.j.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.k.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.l.****	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.m.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.n.****	Form of Retirement Agreement dated July 31, 2009, between The Mosaic Company and Steven L. Pinney	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2009**

10.iii.o.****	Description of certain discretionary short-term incentive payouts for the fiscal year ended May 31, 2009

The material under

“Executive and Director

Compensation—Compensation

Discussion and Analysis—Compensation Components

and Process—Annual

Incentives—Discretionary

Short—Term Incentive Payout

for Fiscal 2009” in the Proxy

Statement dated August 25,

2009, of The Mosaic Company**

10.iii.p.****	Description of anti-dilution payments to directors and employees	Item 5.02 of the Current Report on Form 8-K of Mosaic dated December 9, 2009, and filed on December 15, 2009**

10.iii.q.****	Form of Senior Management Severance and Change in Control Agreement	Exhibit 10.78 to Amendment No. 2 to Registration Statement on Form S-1 filed by GNS II (U.S.) Corp. pursuant to Rule 424(b)(3) of the Securities Act on May 12, 2011*****

10.iii.r.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.s.****	Form of Retirement Agreement dated May 11, 2011, between MOS Holdings and Norman B. Beug		X

10.iii.t.****	Description of New Horizon Special Compensation Awards	Item 5.02 of the Current Report on Form 8-K of Mosaic dated June 9, 2011, and filed on June 15, 2011**

10.iii.u.****	Form of Amendment dated May 11, 2011, to The Mosaic Company 2004 Omnibus Stock and Incentive Plan		X

13	The portions of Mosaic’s annual report to stockholders that are specifically incorporated by reference		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

101	Interactive Data Files		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.
*****	Registration Statement No. 333-172253