Form 10-Q
period 2011-08-31
MOSAIC CO
filed 2011-09-29
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 275,886,087 shares of Common Stock, 57,768,374 shares of Class A Common Stock and 112,991,398 shares of Class B Common Stock as of September 23, 2011.

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31,
	2011	2010
Net sales	$3,083.3	$2,188.3
Cost of goods sold	2,235.1	1,683.6

Gross margin	848.2	504.7
Selling, general and administrative expenses	101.1	88.1
Other operating expenses	17.5	6.3

Operating earnings	729.6	410.3
Interest income (expense), net	5.1	(7.0)
Foreign currency transaction gain (loss)	(5.7)	2.0
Other income (expense)	0.7	(0.6)

Earnings from consolidated companies before income taxes	729.7	404.7
Provision for income taxes	205.1	109.6

Earnings from consolidated companies	524.6	295.1
Equity in net earnings of nonconsolidated companies	1.8	3.8

Net earnings including noncontrolling interests	526.4	298.9
Less: Net earnings attributable to noncontrolling interests	0.4	1.2

Net earnings attributable to Mosaic	$526.0	$297.7

Basic net earnings per share attributable to Mosaic	$1.18	$0.67

Diluted net earnings per share attributable to Mosaic	$1.17	$0.67

Basic weighted average number of shares outstanding	446.6	445.5
Diluted weighted average number of shares outstanding	447.9	446.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	August 31, 2011	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,038.0	$3,906.4
Receivables, net	784.6	926.0
Inventories	1,402.0	1,266.4
Deferred income taxes	223.5	277.8
Other current assets	309.7	308.3

Total current assets	6,757.8	6,684.9
Property, plant and equipment, net of accumulated depreciation of $3,087.1 million and $2,975.8 million, respectively	6,890.9	6,635.9
Investments in nonconsolidated companies	433.1	434.3
Goodwill	1,895.7	1,829.8
Deferred income taxes	4.7	6.5
Other assets	198.6	195.5

Total assets	$16,180.8	$15,786.9

Liabilities and Equity
Current liabilities:
Short-term debt	$13.6	$23.6
Current maturities of long-term debt	74.1	48.0
Accounts payable	903.1	941.1
Accrued liabilities	723.0	843.6
Deferred income taxes	70.1	72.2

Total current liabilities	1,783.9	1,928.5
Long-term debt, less current maturities	737.4	761.3
Deferred income taxes	579.7	580.1
Other noncurrent liabilities	841.1	855.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of August 31, 2011 and May 31, 2011	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 57,768,374 issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	0.6	0.6
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 112,991,398 shares issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	1.1	1.1
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 287,922,721 shares issued and 275,884,259 shares outstanding as of August 31, 2011, 287,851,416 shares issued and 275,812,954 shares outstanding as of May 31, 2011	2.8	2.8
Capital in excess of par value	2,610.3	2,596.3
Retained earnings	8,834.2	8,330.6
Accumulated other comprehensive income	769.2	710.2

Total Mosaic stockholders’ equity	12,218.2	11,641.6
Noncontrolling interests	20.5	20.3

Total equity	12,238.7	11,661.9

Total liabilities and equity	$16,180.8	$15,786.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31,
	2011	2010
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$526.4	$298.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	120.3	104.7
Deferred income taxes	52.6	(30.4)
Equity in loss (earnings) of nonconsolidated companies, net of dividends	0.7	(3.8)
Accretion expense for asset retirement obligations	7.1	7.1
Share-based compensation expense	13.8	13.1
Unrealized loss on derivatives	17.3	15.7
Other	(0.5)	1.0
Changes in assets and liabilities:
Receivables, net	130.6	41.3
Inventories, net	(135.8)	(42.3)
Other current and noncurrent assets	1.5	61.9
Accounts payable	(34.2)	(27.5)
Accrued liabilities and income taxes	(130.0)	116.2
Other noncurrent liabilities	(15.5)	0.3

Net cash provided by operating activities	554.3	556.2
Cash Flows from Investing Activities:
Capital expenditures	(391.4)	(294.7)
Restricted cash	(1.5)	—
Investments in nonconsolidated companies	—	(385.3)
Other	0.4	(1.6)

Net cash used in investing activities	(392.5)	(681.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(25.3)	(90.9)
Proceeds from issuance of short-term debt	15.3	83.7
Payments of long-term debt	(1.8)	(3.7)
Proceeds from issuance of long-term debt	5.3	—
Proceeds from stock options exercised	1.2	1.5
Cash dividends paid	(22.4)	(22.3)
Other	(1.1)	(1.3)

Net cash used in financing activities	(28.8)	(33.0)
Effect of exchange rate changes on cash	(1.4)	(1.9)

Net change in cash and cash equivalents	131.6	(160.3)
Cash and cash equivalents—beginning of period	3,906.4	2,523.0

Cash and cash equivalents—end of period	$4,038.0	$2,362.7

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $14.4 million and $12.4 million as of August 31, 2011 and 2010, respectively)	$13.9	$32.9
Income taxes (net of refunds)	150.1	77.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2010	445.4	$4.5	$2,523.0	$5,905.3	$289.4	$26.2	$8,748.4
Net earnings including noncontrolling interest	—	—	—	2,514.6	—	(1.1)	2,513.5
Foreign currency translation net of tax of $2.9 million	—	—	—	—	384.8	2.6	387.4
Net actuarial gain and prior service cost, net of tax expense of $21.7 million	—	—	—	—	36.0	—	36.0

Comprehensive income						1.5	2,936.9
Stock option exercises	1.2	—	20.3	—	—	—	20.3
Amortization of share based compensation	—	—	21.1	—	—	—	21.1
Contributions from Cargill, Inc.	—	—	18.5	—	—	—	18.5
Dividends ($0.20 per share)	—	—	—	(89.3)	—	—	(89.3)
Dividends for noncontrolling interests	—	—	—	—	—	(4.8)	(4.8)
Acquisition of noncontrolling interest	—	—	—			(2.6)	(2.6)
Tax benefits related to share based compensation	—	—	13.4	—	—	—	13.4

Balance as of May 31, 2011	446.6	4.5	2,596.3	8,330.6	710.2	20.3	11,661.9
Net earnings including noncontrolling interest	—	—	—	526.0	—	0.4	526.4
Foreign currency translation, net of tax of $0	—	—	—	—	56.4	(0.1)	56.3
Net actuarial gain and prior service cost, net of tax of $0	—	—	—	—	2.6	—	2.6

Comprehensive income						0.3	585.3
Stock option exercises	—	—	1.2	—	—	—	1.2
Amortization of share based compensation	—	—	13.8	—	—	—	13.8
Dividends ($0.05 per share)	—	—	—	(22.4)	—	—	(22.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Tax shortfall related to share based compensation	—	—	(1.0)	—	—	—	(1.0)

Balance as of August 31, 2011	446.6	$4.5	$2,610.3	$8,834.2	$769.2	$20.5	$12,238.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (before or after the Cargill Transaction, as defined below, “Mosaic”, and, with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004. On May 25, 2011, we consummated the first in a series of transactions (collectively, the “Cargill Transaction”) intended to result in the split-off and orderly distribution of Cargill’s approximately 64% ownership in us through a series of public offerings. Further information regarding this transaction is included in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (the “10-K Report”).

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 74% for the three months ended August 31, 2011.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 13 to our Condensed Consolidated Financial Statements for segment results.

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of our financial position as of August 31, 2011, and our results of operations and cash flows for the three months ended August 31, 2011 and 2010. The following notes should be

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our 10-K Report. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. These amendments require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This standard became effective for us on June 1, 2011, adoption of which did not have an impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” that requires entities to disclose separately significant transfers of assets and liabilities measured at fair value between Levels 1 and 2 of the fair value hierarchy, transfers into and out of Level 3, and the reasons for those transfers. This ASU also amends the reconciliation of the beginning and ending balances of Level 3 measurements to present information about purchases, sales, issuances and settlements on a gross basis. This standard became effective for us for the fiscal year ending May 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us on June 1, 2011, adoption of which did not have a material impact on our Condensed Consolidated Financial Statements.

Pronouncements Issued But Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which is

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for our fiscal quarter beginning March 1, 2012. We are currently evaluating the requirements of this standard, but would not expect it to have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. This standard will be effective for our fiscal quarter beginning June 1, 2012 with retrospective application required. As this standard impacts presentation requirements only, the adoption of this guidance is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the requirements of this standard.

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

	Three months ended August 31,
	2011	2010
Net earnings attributed to Mosaic	$526.0	$297.7

Basic weighted average common shares outstanding	446.6	445.5
Common stock issuable upon vesting of restricted stock awards	0.4	0.3
Common stock equivalents	0.9	1.1

Diluted weighted average common shares outstanding	447.9	446.9

Net earnings per share attributable to Mosaic—basic	$1.18	$0.67
Net earnings per share attributable to Mosaic—diluted	$1.17	$0.67

A total of 0.6 million shares of common stock subject to issuance upon exercise of stock options, restricted stock awards and market-based units for the three months ended August 31, 2011 and 2010, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

We record unrecognized tax benefits in accordance with the applicable accounting standards. During the three months ended August 31, 2011 unrecognized tax benefits increased by $10.4 million.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $52.6 million and $50.9 million as of August 31, 2011 and May 31, 2011, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for the fiscal years 2009 and 2010, and the Canadian Revenue Agency for the fiscal years 2001 to 2008. Based on the information available as of August 31, 2011, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

6. Inventories

Inventories consist of the following:

	August 31, 2011	May 31, 2011
Raw materials	$57.9	$58.6
Work in process	275.3	284.3
Finished goods	997.6	852.9
Operating materials and supplies	71.2	70.6

	$1,402.0	$1,266.4

7. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended August 31, 2011 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2011	$534.7	$1,295.1	$1,829.8
Foreign currency translation	—	65.9	65.9

Balance as of August 31, 2011	$534.7	$1,361.0	$1,895.7

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exist.

8. Variable Interest Entities

Mosaic is the primary beneficiary of and consolidates two variable interest entities (“VIE’s”) within our Phosphates segment: PhosChem and South Fort Meade Partnership, L.P. (“SFMP”). We determine whether we

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $641.4 million and $606.2 million for the three months ended August 31, 2011 and 2010, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three months ended August 31, 2011 and 2010.

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

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	August 31, 2011	May 31, 2011
Current assets	$109.4	$230.0
Non current assets	49.8	50.7

Total assets	$159.2	$280.7

Current liabilities	$42.9	$63.0

Total liabilities	$42.9	$63.0

9. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $39.9 million and $41.7 million as of August 31, 2011 and May 31, 2011, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors and has referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We have met several times with the DOJ and EPA to discuss potential resolutions to this matter. In addition to seeking various changes to our operations, the DOJ and EPA have expressed a desire to obtain

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial assurances for the closure of phosphogypsum management systems which may be significantly more stringent than current requirements in Florida or Louisiana. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued. As part of a comprehensive settlement, or should we fail in our defense in any enforcement actions, we could incur substantial capital and operating expenses to modify our facilities and operating practices relating to the handling of process water, we could be required to post significant amounts of cash or other collateral for financial assurance purposes and we could also be required to pay significant civil penalties.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc. (the “Sierra Club”), Manasota-88, Inc. (“Manasota-88”), Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension. Mining on the Altman Extension has commenced and is continuing. In September 2010, the Jacksonville District Court deferred action on the parties’ respective motions for summary judgment, pending the result of our appeal to the Eleventh Circuit Court of Appeals (the “Eleventh Circuit”) of the Jacksonville District Court’s First Preliminary Injunction in the litigation described below under “The Hardee County Extension of the South Fort Meade Mine,” stating the Jacksonville District Court’s view that the issues in the two cases are related. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade phosphate rock mine in central Florida straddle the county line between Polk and Hardee Counties. Mining in the Polk County portion of the South Fort Meade mine, which began in 1995, is now substantially completed, with only lower-yield reserves left to be mined. In 2003, we began the permitting process to extend mining into Hardee County (the “Hardee County Extension”) and, by March 2009 had obtained all of the significant permits necessary for mining in the Hardee County Extension from several governmental agencies, other than a federal wetlands permit from the Corps under the CWA (the “Hardee County Extension Permit”). Ongoing delays in receiving the Hardee County Extension Permit impacted the scheduled progression of mining activities for the Hardee County Extension. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the Corps issued the Hardee County Extension Permit. We subsequently initiated site preparation activities to begin mining the Hardee County Extension.

On June 30, 2010, the Sierra Club, People for Protecting Peace River and Manasota-88 filed a lawsuit against the Corps in the Jacksonville District Court, contesting the Corps’ issuance of the Hardee County Extension Permit, alleging that the Corps’ actions in issuing the permit violated the substantive and procedural requirements of the CWA, the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and was arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). Plaintiffs allege in their complaint that the permit improperly authorized the destruction of certain wetlands and streams that are associated with the headwaters of certain creeks and rivers that ultimately drain into the Charlotte Harbor, Florida, estuary and that mining for phosphate has an adverse impact on the local environment. Specific violations of NEPA and CWA asserted by plaintiffs include the Corps’ alleged (i) failure to find that an Environmental Impact Statement (“EIS”) was required; (ii) failure to conduct an adequate analysis under the CWA of alternatives; (iii) refusal to hold a public

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hearing; and (iv) failure to fully consider the cumulative effects of our South Fort Meade mine. Relief sought in the complaint included: (i) a declaration that the Corps violated its statutory and regulatory duties under the CWA, NEPA, ESA and APA; (ii) a temporary restraining order (“TRO”); (iii) preliminary and permanent injunctions requiring the Corps to rescind the permit; and (iv) enjoining the Corps from reissuing the permit until the Corps has complied with its statutory and regulatory duties under the CWA, NEPA, ESA and APA.

On July 1, 2010, the Jacksonville District Court issued a TRO prohibiting the Corps and us from conducting activities in jurisdictional waters of the United States in reliance on the Hardee County Extension Permit. The TRO remained in effect through July 30, 2010.

On July 30, 2010, the Jacksonville District Court entered a preliminary injunction (the “First Preliminary Injunction”) enjoining disturbance of jurisdictional waters of the United States in reliance on the Hardee County Extension Permit. The Jacksonville District Court found that plaintiffs failed to establish a likelihood of success on the merits of their NEPA claim but that plaintiffs had demonstrated a substantial likelihood of success on the merits of their claim that the Corps failed to adequately conduct their CWA alternatives analysis. The Jacksonville District Court also ordered a remand of the Hardee County Extension Permit to the Corps to adequately conduct an alternatives analysis, and further stated a public hearing should be conducted in conjunction with the remand. The order provided that the First Preliminary Injunction was effective until the requisite alternatives analysis is accomplished and a permit was reissued by the Corps, or, alternatively, the case was decided in our favor.

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

On August 2, 2010, we appealed the Jacksonville District Court’s order to the Eleventh Circuit.

On October 27, 2010, we reached a partial settlement (the “Partial Settlement”) with the plaintiffs. The Partial Settlement allowed mining to proceed on approximately 200 acres (“Phase I”) out of the 10,586 acre Hardee County Extension. In connection with the Partial Settlement, we agreed not to mine approximately 40 acres of the Hardee County Extension, including preservation of 14.3 acres of wetlands through a conservation easement. The Jacksonville District Court approved the Partial Settlement on November 3, 2010, and we commenced mining Phase I in December 2010. We completed the mining of approximately 1.35 million tonnes of phosphate rock from Phase I in June 2011 or an average of approximately 225,000 tonnes per month.

On April 11, 2011, four days after hearing oral arguments on the matter, the Eleventh Circuit vacated the First Preliminary Injunction and set aside the District Court’s remand of the permit to the Corps. In vacating the First Preliminary Injunction, the Court of Appeals remanded the case to the Jacksonville District Court for a decision on the merits to determine, after a review of the full administrative record, whether the Corps came to a rational permit decision to be analyzed through the deferential lens mandated by the APA. The Eleventh Circuit also directed the Jacksonville District Court to stay the effectiveness of the permit for 90 days to permit the District Court to make a decision on the merits based on this deferential standard.

On April 19, 2011, we notified the Jacksonville District Court that we planned to conduct uplands-only mining (i.e., non-wetlands) in an area (“Phase II”) at our South Fort Meade mine. Phase II is accessible from Phase I. Uplands-only mining does not require a federal permit, the Jacksonville District Court and the plaintiffs

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had previously indicated that uplands mining is permissible and the Corps notified the Jacksonville District Court that it had no objection to our uplands-only mining contingency plan because no federal permit is required to mine uplands. Our mining plan contemplated that we would mine an estimated 2.4 million tonnes of phosphate rock from Phase II during a period ranging from approximately June 2011 into July 2012, generally using two draglines. A third dragline would have continued mining lower-quality remnants of reserves in Polk County, while a fourth dragline normally used for full production at the mine would have remained idle. Although this reduced operating rate and the inability to mine wetlands would have resulted in less production and less efficient mining than our mining plan allowed under the Hardee County Extension Permit, this transition would have allowed us to continue to produce phosphate rock and keep our workforce employed while we addressed the merits of the permit litigation.

On May 24, 2011, the plaintiffs amended their complaint to include allegations that our mining of Phase II is a significant new fact that requires the Corps to make a supplemental environmental study or assessment in connection with the Hardee County Extension Permit and that our ability to conduct uplands-only mining in Phase II is a fact that should have been considered by the Corps in initially granting the Hardee County Extension Permit.

On June 6, 2011, the plaintiffs filed a motion for a preliminary injunction against our mining of Phase II and, on July 8, 2011, the day after the Eleventh Circuit’s order vacating the First Preliminary Injunction was effective, the Jacksonville District Court entered another preliminary injunction (the “Second Preliminary Injunction”) that prevents all mining activities in the Hardee County Extension, including uplands-only mining in Phase II. The Jacksonville District Court found that plaintiffs had demonstrated a substantial likelihood of success on the merits of their NEPA claim and that the Corps failed to adequately conduct its CWA alternatives analysis. In connection with the Second Preliminary Injunction, the Jacksonville District Court also stated that it would expedite its ruling on the merits of plaintiffs’ claims although the court has not yet rendered a decision on the merits.

Following the Second Preliminary Injunction, we stopped mining in the Hardee County Extension. Two draglines are currently engaged in minimal phosphate rock extraction from lower-yield reserves in the Polk County portion of the South Fort Meade mine.

We have subsequently requested the Eleventh Circuit to enforce its April 8, 2011 order and vacate the Second Preliminary Injunction, appealed the Second Preliminary Injunction, and requested a stay (as to Phase II only) of the Second Preliminary Injunction from both the Jacksonville District Court and the Eleventh Circuit.

In fiscal 2011, the shutdown of the South Fort Meade mine resulted in costs to suspend operations and idle plant costs, and lower phosphate rock mining production levels also adversely affected gross margin. Because of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine did not significantly impact our sales volumes in fiscal 2011. In addition to mining Phase I, our near-term mitigation activities have included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in the Miski Mayo Mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines.

For fiscal 2012, we believe we will be able to continue to support planned finished phosphate production levels through a continuation of our mitigation activities, including additional rock sourced from our Florida mines, additional spot purchases from the Miski Mayo Mine and incremental third party purchases. The degree to which we are able to successfully mitigate the effects of the Second Preliminary Injunction in the longer-term remains uncertain. The increased use of purchased phosphate rock due to the Preliminary Injuction has increased costs and may further increase costs in future periods. Our historical production of concentrated phosphates from

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the South Fort Meade mine’s phosphate rock production is estimated to be approximately 3.2 million tonnes per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

We believe that the plaintiffs’ claims in this case are without merit and that the Second Preliminary Injunction is not supported by the facts or the law. We intend to vigorously defend the Corps’ issuance of the Hardee County Extension Permit and our right to engage in uplands-only mining without a federal permit, including seeking a stay of the Second Preliminary Injunction. However, if the plaintiffs were to prevail in this case, obtaining new or modified permits could significantly delay the mining of the Hardee County Extension and could result in more onerous mining conditions.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. On August 24, 2010, we received official confirmation from the Corps that it plans to conduct an area-wide EIS (“AEIS”) for the central Florida phosphate district. The Corps’ current schedule calls for it to issue the AEIS in November 2012. We cannot predict the scope or actual timeline for this process, or what its outcome will be; however, although we do not currently expect its outcome to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts. The public scoping period for the AEIS has been completed, but the Corps has not yet announced the scope of the AEIS.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States. On November 13, 2008, the plaintiffs in the cases in the United States District Court for the Northern District of Illinois filed a consolidated class action complaint against the defendants, and on December 2, 2008 the Minn-Chem Case was consolidated with the Gage’s Fertilizer Case. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Direct Purchaser Cases. The amended consolidated complaint added Thomasville Feed and Seed, Inc. as a named plaintiff, and was filed on behalf of the named plaintiffs and a purported class of all persons who purchased potash in the United States directly from the defendants during the period July 1, 2003 through the date of the amended consolidated complaint (“Class Period”). The amended consolidated complaint generally alleges, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On March 17, 2010, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) agreed to hear the defendants’ interlocutory appeal. On September 23, 2011, the Seventh Circuit vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman act claims. The time for plaintiffs to seek reconsideration or to appeal has not yet expired.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the “Missouri District Court”). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. We filed an answer to the complaint responding that MicroEssentials® does not infringe the plaintiffs’ patent and that the plaintiffs’ patent is invalid. Following a hearing on March 17, 2010, at which the court construed plaintiffs’ patent in such a manner that our MicroEssentials® products would not infringe the patent, the plaintiffs agreed to dismiss their claims with prejudice, subject to a right to appeal the dismissal.

Plaintiffs subsequently appealed the dismissal to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On April 20, 2011, the Federal Circuit ruled that the Missouri District Court had incorrectly construed plaintiffs’ patent in dismissing the lawsuit, vacated its judgment that our MicroEssentials® products did not infringe the patent and remanded the lawsuit to the Missouri District Court. The Federal Circuit’s decision did not address our other defenses to the lawsuit, including that the plaintiffs’ patent is invalid. The Federal Circuit also held that the Missouri District Court properly allowed us to add a counterclaim of inequitable conduct.

Plaintiffs’ have moved to stay the lawsuit pending a reexamination of their patent claims by the U.S. Patent and Trademark Office. We have opposed plaintiffs’ motion.

We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

Esterhazy Potash Mine Tolling Agreement Dispute

Under an agreement (the “Tolling Agreement”) with Potash Corporation of Saskatchewan Inc. (“PCS”), our wholly-owned subsidiary, Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”), has mined and refined PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs for approximately forty years. The agreement provides that PCS may elect to receive between 0.45 million and 1.3 million tonnes of potash per year. The agreement provides for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS has not received all of its available reserves under the agreement. To the extent we do not fully utilize the capacity to satisfy our obligations under the agreement, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the Tolling Agreement has been and will be available to us for sales to any of our customers at then-current market prices.

Over the life of the Tolling Agreement, PCS has requested and received substantially more potash than has been mined from PCS’s reserves (the “Imbalance”). We have supplied the excess from our own reserves.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on our calculations, the amount of potash we have mined for PCS from our reserves is now in excess of the amount we expect to mine from the remaining PCS reserves. As a result, we believe that we have no further obligation under the agreement to deliver potash to PCS from the Esterhazy mine.

In light of the Imbalance, and based on our then-current calculations, in May 2009, we notified PCS that we believed that approximately 1.5 million tonnes of potash remained to be delivered to PCS under the Tolling Agreement after April 2009 and, therefore, our obligation to supply potash to PCS would expire by the end of August 2010, and that we would cease delivery of product following that date. Our calculations assumed PCS would continue to take 1.1 million tonnes annually under the contract (which is the volume PCS elected to take for calendar 2009) and that our then-current mining plans and conditions would remain unchanged. We subsequently updated our calculations to reflect PCS’s refusal to take delivery in calendar 2009 of almost 0.9 million tonnes of potash that it ordered under the contract as a result of an alleged force majeure event (the “Force Majeure Tonnes”), as well as PCS’s election to take 0.9 million tonnes of potash under the contract in calendar 2010 and 2011 and other relevant factors.

On or about May 27, 2009, PCS filed a lawsuit (the “Tolling Agreement Dispute”) against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan (the “Queen’s Bench Court”) contesting our basis and timing for termination of deliveries under the Tolling Agreement and alleging damages based on our historical mining practices. In general terms, the lawsuit contests our basis and timing for termination of deliveries under the Tolling Agreement; asserts that PCS’ rights to potash under the contract will not expire until at least 2012, and potentially later at then-current delivery rates; alleges that our notice described in the prior paragraph is a threatened repudiation of the contract and would convert PCS’s reserves to our use; and asserts that the value of the potash at issue exceeds $1 billion. The lawsuit also alleges that we breached our contractual obligation to engage in good mining practices, resulting in saturated brine inflows in portions of our Esterhazy mine, which allegedly reduced the extraction ratio of potash from the mine. The lawsuit further claims that, if our Esterhazy mine were to flood, we could convert the mine to a solution mine and that, under such circumstances, we would be able to extract a greater portion of the reserves and that PCS would accordingly be entitled to additional potash under the Tolling Agreement. The lawsuit requests orders from the court declaring the amount of potash that PCS has a right to receive under the Tolling Agreement; that we deliver that amount of potash to PCS on a timely basis in accordance with the Tolling Agreement; restraining us from ceasing delivery of potash to PCS until a final order is issued by the court; and awarding damages to PCS for any conversion of PCS’s reserves and our alleged threatened repudiation of the contract, as well as costs, pre- and post-judgment interest and such further relief as the court may allow.

In June 2009, we filed a statement of defense against PCS’s claims as well as a counterclaim against PCS. In our statement of defense, we generally denied the alleged bases for PCS’s claims and asserted, among other defenses, that PCS’s lawsuit did not state a cause of action; that any claim for alleged poor mining practices was based on acts or omissions prior to 1986 and was time-barred; that provisions of the Tolling Agreement limit our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the Tolling Agreement limit our liability for performance or non-performance under the contract to approximately $10.0 million. We also noted that saturated brine inflows are a known risk in Saskatchewan potash mines and that each potash shaft mine in Saskatchewan and New Brunswick, including all five PCS potash shaft mines, has a history of inflows. Finally, our statement of defense requested a declaration by the court that based on our then-current mine plans and assuming a delivery rate of approximately 1.1 million tonnes of product per year, PCS’s entitlement to potash would terminate by the end of August 2010.

In addition, as noted above, PCS refused to take delivery of the Force Majeure Tonnes, following its April 2009 notice to us that it was no longer prepared to accept further shipments of product under the Tolling

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement because of the global financial and credit crisis, stating that PCS no longer had the ability to physically receive, ship or store additional potash, and asserting that its inability to receive delivery of additional product was a force majeure event. We counterclaimed against PCS alleging that it breached the Tolling Agreement by failing to take delivery of potash that it ordered under the contract based on the alleged force majeure event. Our counterclaim seeks damages in an unspecified amount, pre-judgment interest, costs and such further relief as the court deems just.

In January 2010, PCS amended its statement of claim to, among other things, allege that Mosaic failed to make proper or adequate disclosure to PCS regarding our mining practices, the purpose and effect of which is to conceal from PCS the existence of claims PCS may have had in respect of our alleged failure to discharge properly its obligations under the Tolling Agreement.

In addition, in February 2010, almost a year after initiating the alleged event of force majeure, PCS notified us that it was lifting its prior notice of force majeure but noted that it only intended to take a pro rata share of its nominated volume for calendar 2010. In March 2010, the court denied our motion to bar and strike, as not a proper subject for declaratory relief and as time-barred, PCS’s claim for alleged losses arising from saturated brine inflows in portions of our Esterhazy mine dating back to 1985 and 1986, on the basis that these determinations should be made by the trial judge based upon the evidentiary record established at trial, currently scheduled to begin in January 2012.

On May 2, 2011, we notified PCS that we had satisfied our obligation to produce potash under the Tolling Agreement. On June 30, 2011, the Queen’s Bench Court ordered us to continue to supply potash under the terms of the Tolling Agreement until trial begins. We have appealed the court’s order. In the event that PCS does not prevail after trial on the merits of its underlying claim, PCS has agreed to pay monetary damages to us for the losses we suffer as a result of the court’s order.

We believe that PCS’s allegations are without merit and intend to defend vigorously against them. While we cannot predict the outcome of this litigation at this stage of the proceedings, irrespective of its outcome, we believe that expiration of our obligation to ship under the Tolling Agreement will have a material positive effect on the volume of potash that we can produce for resale at then-current market prices, may result in an increase in our share of the sales of Canpotex (which are generally based on the operational capacities of the members) and could have a material positive effect on our results of operations, liquidity and capital resources.

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

10. Accounting for Derivative Instruments and Hedging Activities

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2011, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	August 31, 2011
Foreign currency derivatives	Foreign currency	US Dollars	1,349.5
Natural gas derivatives	Commodity	MMbtu	20.9
Ocean freight contracts	Freight	Tonnes	2.5

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, and freight contracts. Unrealized gains and losses on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and losses on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gain or (loss) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction loss line in the Condensed Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

		Three months ended August 31,
Derivative Instrument	Location	2011	2010
Foreign currency derivatives	Cost of goods sold	$(4.5)	$(4.3)
Foreign currency derivatives	Foreign currency transaction gain (loss)	(4.8)	(5.8)
Commodity derivatives	Cost of goods sold	(5.0)	(2.3)
Freight derivatives	Cost of goods sold	(3.0)	(3.3)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	August 31, 2011	Location	August 31, 2011
Foreign currency derivatives	Other current assets	11.3	Accrued liabilities	$(6.0)
Commodity derivatives	Other current assets	—	Accrued liabilities	(8.0)
Commodity derivatives	Other assets	0.1	Other noncurrent liabilities	(2.1)
Freight derivatives	Other current assets	1.8	Accrued liabilities	(2.2)

Total		$13.2		$(18.3)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2011	Location	May 31, 2011
Foreign currency derivatives	Other current assets	$19.1	Accrued liabilities	$(4.3)
Commodity derivatives	Other current assets	0.9	Accrued liabilities	(5.1)
Commodity derivatives	Other assets	0.6	Other noncurrent liabilities	(1.5)
Freight derivatives	Other current assets	3.5	Accrued liabilities	(0.9)

Total		$24.1		$(11.8)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For additional disclosures about fair value measurement of derivative instruments, see Note 11 to the Condensed Consolidated Financial Statements.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on August 31, 2011, was $14.8 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2011, we would be required to post $11.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

11. Fair Value Measurements

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

	August 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$11.3	$1.5	$9.8	$—
Commodity derivatives	0.1	—	0.1	—
Freight derivatives	1.8	—	—	1.8

Total assets at fair value	$13.2	$1.5	$9.9	$1.8

Liabilities
Foreign currency derivatives	$6.0	$0.6	$5.4	$—
Commodity derivatives	10.1	—	10.1	—
Freight derivatives	2.2	—	—	2.2

Total liabilities at fair value	$18.3	$0.6	$15.5	$2.2

We did not significantly change our valuation techniques from prior periods.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	August 31, 2011		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,038.0	$4,038.0	$3,906.4	$3,906.4
Accounts receivable	784.6	784.6	926.0	926.0
Accounts payable trade	903.1	903.1	941.1	941.1
Short-term debt	13.6	13.6	23.6	23.6
Long-term debt, including current portion	811.5	889.2	809.3	881.5

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

12. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of August 31, 2011 and May 31, 2011, the net amount due from our non-consolidated companies totaled $176.1 million and $145.7 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended August 31,
	2011	2010
Transactions with non-consolidated companies included in net sales	$373.0	$189.8
Transactions with non-consolidated companies included in cost of goods sold	178.0	162.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Business Segments

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended August 31, 2011
Net sales to external customers	$2,219.8	$861.9	$1.6	$3,083.3
Intersegment net sales	—	11.1	(11.1)	—

Net sales	2,219.8	873.0	(9.5)	3,083.3
Gross margin	409.6	444.4	(5.8)	848.2
Operating earnings	333.3	402.0	(5.7)	729.6
Capital expenditures	97.6	278.7	15.1	391.4
Depreciation, depletion and amortization expense	64.6	53.2	2.5	120.3

Three months ended August 31, 2010
Net sales to external customers	$1,581.1	$601.4	$5.8	$2,188.3
Intersegment net sales	—	20.5	(20.5)	—

Net sales	1,581.1	621.9	(14.7)	2,188.3
Gross margin	245.0	256.7	3.0	504.7
Operating earnings	178.0	218.0	14.3	410.3
Capital expenditures	64.4	227.1	3.2	294.7
Depreciation, depletion and amortization expense	61.1	40.0	3.6	104.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2011 (the “10-K Report”) and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s) which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2011 and 2010:

	Three months ended August 31,		2011-2010
(in millions, except per share data)	2011	2010	Change	Percent
Net sales	$3,083.3	$2,188.3	$895.0	41%
Cost of goods sold	2,235.1	1,683.6	551.5	33%

Gross margin	848.2	504.7	343.5	68%
Gross margin percentage	28%	23%
Selling, general and administrative expenses	101.1	88.1	13.0	15%
Other operating expenses	17.5	6.3	11.2	178%

Operating earnings	729.6	410.3	319.3	78%
Interest income (expense), net	5.1	(7.0)	12.1	173%
Foreign currency transaction gain (loss)	(5.7)	2.0	(7.7)	(385%)
Other income (expense)	0.7	(0.6)	1.3	NM

Earnings from consolidated companies before income taxes	729.7	404.7	325.0	80%
Provision for income taxes	205.1	109.6	95.5	87%

Earnings from consolidated companies	524.6	295.1	229.5	78%
Equity in net earnings of nonconsolidated companies	1.8	3.8	(2.0)	(53%)

Net earnings including noncontrolling interests	526.4	298.9	227.5	76%
Less: Net earnings attributable to noncontrolling interests	0.4	1.2	(0.8)	(67%)

Net earnings attributable to Mosaic	$526.0	$297.7	$228.3	77%

Diluted net earnings attributable to Mosaic per share	$1.17	$0.67	$0.50	NM
Diluted weighted average number of shares outstanding	447.9	446.9

Overview of Consolidated Results for the three months ended August 31, 2011 and 2010

Net sales increased 41% to $3.1 billion in the quarter ended August 31, 2011, compared to the prior year period. Net earnings attributable to Mosaic for the three months ended August 31, 2011 were $526.0 million, or $1.17 per diluted share, compared to $297.7 million, or $0.67 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the first quarter of fiscal 2012 reflected continued strengthening of phosphate and potash sales prices compared to the same period in the prior year. Our sales volumes for phosphates and potash were also higher than the same period in the prior year due to increased demand. The crop nutrient market remains strong due to the positive global outlook for agriculture fundamentals, supported by continued strong grain and oilseed prices in the current year. Also contributing to the strong market dynamics was customers filling pipeline inventories in expectation of a strong upcoming application season.

Higher raw material costs partially offset the benefit from the increase in market prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand and tighter supply for these raw materials in the current year compared to the year-ago quarter. We believe that our investments in sulfur transportation assets and access to melting capacity continue to afford us a competitive advantage in the cost of and access to sulfur. In addition, because of the preliminary injunction relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County as discussed in Note 9 to our Condensed Consolidated Financial Statements, we have increased our use of phosphate rock purchased from third parties in our production of crop nutrients resulting in increased raw material costs.

Other Highlights

During the three months ended August 31, 2011:

•	We generated $554.3 million in cash flows from operations in the first quarter of fiscal 2012. The positive cash flow was primarily driven by net earnings.

•	We maintained a strong financial position with cash and cash equivalents of $4.0 billion as of August 31, 2011.

•

We continue to focus on operational efficiencies in Phosphates and Potash through disciplined operational improvements. These efforts have contributed to improvements in productivity. Our potash and phosphate rock production increased by 29% and 20% respectively, for the first quarter of fiscal 2012 compared to the same period in the prior year.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. We expect the planned expansions to increase our annual capacity for finished product over the next decade by up to 5 million tonnes.

After the end of the quarter, on September 23, 2011, Standard and Poor’s included us in the S&P 500 index, and, on September 29, 2011, we completed a further underwritten secondary public offering by the Margaret A. Cargill Trusts (the “Trusts”) of 20.7 million of the shares of our common stock that the Trusts acquired from Cargill in the Cargill Transaction.

During the three months ended August 31, 2010:

•

We acquired a 35% economic interest in a joint venture, with subsidiaries of Vale and Mitsui & Co., Ltd., that owns a phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended August 31,		2011-2010
(in millions, except price per tonne or unit)	2011	2010	Change	Percent
Net sales:
North America	$629.5	$453.3	$176.2	39%
International	1,590.3	1,127.8	462.5	41%

Total	2,219.8	1,581.1	638.7	40%
Cost of goods sold	1,810.2	1,336.1	474.1	35%

Gross margin	$409.6	$245.0	$164.6	67%

Gross margin as a percent of net sales	18%	15%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	864	854	10	1%
International	1,000	1,083	(83)	(8%)
Crop Nutrient Blends	795	699	96	14%
Feed Phosphates	152	121	31	26%
Other(b)	367	305	62	20%

Total Phosphates Segment Tonnes(a)	3,178	3,062	116	4%

Average selling price per tonne:
DAP (FOB plant)	$576	$431	$145	34%
Crop Nutrient Blends (FOB destination)	590	408	182	45%
Average cost per unit:
Ammonia (metric tonne)	$551	$391	$160	41%
Sulfur (long ton)	232	152	80	53%

(a)	Excludes tonnes sold by PhosChem for its other member
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended August 31, 2011 and 2010

The Phosphates segment’s net sales increased to $2.2 billion for the three months ended August 31, 2011, compared to $1.6 billion in the first quarter of fiscal 2011. Higher average sales prices and sales volumes resulted in additional net sales of approximately $520 million and $40 million, respectively.

Our average DAP selling price was $576 per tonne for the three months ended August 31, 2011, an increase of $145 per tonne or 34% from the prior year. The selling price of crop nutrient blends (“Blends”) for the three months ended August 31, 2011 increased 45% compared to the same period in the prior year. The increases in selling prices for DAP and Blends were due to the factors discussed in the Overview. The increase in Blends pricing is also due to strong demand in the first quarter of fiscal 2012 compared to the same period in the prior year and improved farmer economics in Brazil.

The Phosphates segment’s sales volumes were slightly higher with 3.2 million tonnes for the three months ended August 31, 2011 compared to 3.1 million tonnes for the same period in the prior year.

We consolidate the financial results of PhosChem. Included in our results for the three months ended August 31, 2011 is PhosChem net sales and cost of goods sold for its other member of $233 million, compared with $154 million for the first quarter in fiscal 2011.

Gross margin for the Phosphates segment increased to $409.6 million from $245.0 million in the first quarter of fiscal 2011, primarily due to higher sales prices which had a favorable impact on gross margin of approximately $520 million, partially offset by higher costs of approximately $350 million. The increase in costs was due to higher raw material costs used in the production of Blends of approximately $200 million and increased raw material costs in our North American operations of approximately $150 million including approximately $15 million of increased costs due to the temporary outage of our Louisiana ammonia facility. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 18% for the three months ended August 31, 2011 compared to 15% in the same period a year ago.

In the first quarter of fiscal 2012, higher sulfur and ammonia prices unfavorably impacted cost of goods sold for North American operations by approximately $110 million compared with prior year results. The average consumed price for sulfur for our North American operations increased to $232 per long ton for the three months ended August 31, 2011 from $152 in the same period a year ago. The average consumed price for ammonia for our North American operations increased to $551 per tonne in the first quarter of fiscal 2012 from $391 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were also impacted by net unrealized mark-to-market derivative losses of $4.0 million in the first quarter of fiscal 2012 compared to losses of $3.9 million for the same period a year ago, primarily on freight derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.2 million tonnes for the first quarter of fiscal 2012 and 2011. Our phosphate rock production was 2.8 million tonnes during the first quarter of fiscal 2012 compared with 2.3 million tonnes in the same quarter of fiscal 2011. The increased phosphate rock production in fiscal 2012 was primarily due to increased production at our phosphate rock mines other than our South Fort Meade mine, which was producing on a limited basis in the first quarter of both fiscal 2012 and 2011 due to the preliminary injunctions relating to the extension of the mine into Hardee County as discussed in Note 9 of our Condensed Consolidated Financial Statements. For fiscal 2012, we believe we will be able to continue to support planned finished phosphate production levels through a continuation of our mitigation activities, including additional rock sourced from our Florida mines, additional spot purchases from the Miski Mayo Mine and incremental third party purchases. The increased use of purchased rock, including planned purchases from the Miski Mayo Mine, unfavorably affected costs by approximately $30 million in the first quarter of fiscal 2012 compared to the same period in the prior year, and the increased use of purchased phosphate rock due to the Second Preliminary Injunction may further increase costs in future periods.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended August 31,		2011-2010
(in millions, except price per tonne or unit)	2011	2010	Change	Percent
Net sales:
North America	$463.9	$388.4	$75.5	19%
International	409.1	233.5	175.6	75%

Total	873.0	621.9	251.1	40%
Cost of goods sold	428.6	365.2	63.4	17%

Gross margin	$444.4	$256.7	$187.7	73%

Gross margin as a percent of net sales	51%	41%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	613	677	(64)	(9%)
International	1,043	850	193	23%

Total	1,656	1,527	129	8%
Non-agricultural	164	151	13	9%

Total	1,820	1,678	142	8%

Average selling price per tonne (FOB plant):
MOP—North America(b)	$520	$356	$164	46%
MOP—International	400	272	128	47%
MOP Average	446	331	115	35%

(a)	Excludes tonnes related to a third-party tolling arrangement
(b)	This price excludes industrial and feed sales.

Three months ended August 31, 2011 and 2010

The Potash segment’s net sales increased to $873.0 million for the three months ended August 31, 2011, compared to $621.9 million in the same period a year ago. Higher average sales prices resulted in additional net sales of approximately $210 million and higher sales volumes resulted in an increase in net sales of approximately $40 million.

The Potash segment’s sales volumes for the three months ended August 31, 2011 increased to 1.8 million tonnes compared to 1.7 million tonnes in the same period a year ago.

Our average muriate of potash (“MOP”) selling price was $446 per tonne in the first quarter of fiscal 2012, compared to $331 per tonne in the same period a year ago. MOP selling prices, both domestic and international, increased due to the factors discussed in the Overview. Although both domestic and international selling prices are increasing, the international MOP selling price continues to lag domestic market pricing.

Gross margin for the Potash segment increased to $444.4 million for the three months ended August 31, 2011 from $256.7 million for the same period last year. The gross margin was favorably impacted by approximately $230 million due to the selling prices and sales mix factors discussed above. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 51% for the three months ended August 31, 2011 compared to 41% for the same period a year ago.

We incurred $95.5 million in Canadian resource taxes and royalties for the three months ended August 31, 2011 compared with $52.2 million in the same period a year ago. The $43.3 million increase in these taxes and royalties was due primarily to the increase in sales from the same period in the prior year partially offset by the increased deduction for capital expenditures related to our expansion projects.

Costs were impacted by net unrealized mark-to-market derivative losses of $8.5 million for the three months ended August 31, 2011 compared with losses of $4.1 million for the same period a year ago primarily on natural gas derivatives.

We incurred $38.9 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the first quarter of fiscal 2012 compared to $36.9 million in the same period a year ago. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985.

For the three months ended August 31, 2011, potash production was 1.9 million tonnes compared to 1.4 million tonnes in the same period a year ago. We increased our production rates throughout fiscal 2011 and into the first quarter of fiscal 2012 to meet increasing demand. Historically, we perform planned major maintenance at our operating plants in the first quarter of the fiscal year. In the current fiscal year, we were able to complete these more quickly than in the prior year which also contributed to the increase in production.

Other Income Statement Items

	Three months ended August 31,		2011-2010
(in millions)	2011	2010	Change	Percent
Selling, general and administrative expenses	$101.1	$88.1	$13.0	15%
Other operating expenses	17.5	6.3	11.2	178%
Interest (expense)	—	(12.4)	12.4	100%
Interest income	5.1	5.4	(0.3)	(6%)

Interest income (expense), net	5.1	(7.0)	12.1	173%
Foreign currency transaction gain (loss)	(5.7)	2.0	(7.7)	(385%)
Other income (expense)	0.7	(0.6)	1.3	NM
Provision for income taxes	205.1	109.6	95.5	87%
Equity in net earnings of nonconsolidated companies	1.8	3.8	(2.0)	(53%)

Other Operating Expenses

Other operating expenses were $17.5 million in the first quarter of fiscal 2012 compared to $6.3 million for the same period in the prior year. The increase in other operating expenses is primarily due to $8.3 million of expenses related to the Cargill Transaction.

Interest Income (Expense), net

For the first quarter of fiscal 2012 we had net interest income of $5.1 million compared to net interest expense of $7.0 million in the same period in the prior year. Interest expense was lower this year due to a higher amount of capitalized interest compared to the same period in the prior year.

Provision for Income Taxes

Three months ended August 31,	Effective Tax Rate	Provision for Income Taxes
2011	28.1%	$205.1
2010	27.1%	109.6

Income tax expense was $205.1 million and effective tax rate was 28.1% for the three months ended August 31, 2011. For the first quarter of fiscal 2011, we had income tax expense of $109.6 million and an effective tax rate of 27.1%. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

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

Our significant accounting policies, including our significant accounting estimates, are summarized in Note 2 to the Condensed Consolidated Financial Statements. A more detailed description of our significant accounting policies is included in Note 3 to the Consolidated Financial Statements in our Form 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our Form 10-K Report.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended August 31, 2011 and 2010:

	Three months ended August 31,		2011 - 2010
(in millions)	2011	2010	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$554.3	$556.2	$(1.9)	(0%)
Net cash used in investing activities	(392.5)	(681.6)	289.1	(42%)
Net cash used in financing activities	(28.8)	(33.0)	4.2	(13%)

As of August 31, 2011, we had $4.0 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for fiscal 2012. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750 million credit facility of which $729 million was available for working capital needs and investment opportunities as of August 31, 2011.

Approximately $2.7 billion of cash and cash equivalents are held by non-U.S. subsidiaries as of August 31, 2011. There are no significant restrictions that would preclude us from bringing these funds back to the U.S. However, we currently have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries. In addition, the majority of these funds are not subject to significant foreign currency exposures as the bulk of these funds are held in U.S. dollar denominated investments. Information about the investment of our cash and cash equivalents is included in Note 3 to the Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the first three months of fiscal 2012, net cash provided by operating activities was $554.3 million, a decrease of $1.9 million compared to the same period in fiscal 2011. During the three months ended August 31, 2011, operating cash flows were primarily generated from net earnings and changes in working capital including reductions in accounts receivable and accrued liabilities and an increase in inventories. The reduction of account receivable is due to the collection of receivables from the high level in the fourth quarter of fiscal 2011 and the decrease in accrued liabilities is primarily due to a decrease in customer prepayments, accrued incentives and other non-income taxes. The increase in inventory is primarily due to an increase in raw material costs.

Investing Activities

Net cash used in investing activities was $392.5 million for the three months ended August 31, 2011, compared to $681.6 million in the same period in fiscal 2011. The decrease in cash used in investing activities is due to our equity investment in the Miski Mayo Mine of $385 million in the first quarter of the prior year partially offset by an increase in capital expenditures primarily related to expansion projects in our Potash segment in the current year. Capital expenditures were $391.4 million in the first quarter of fiscal 2012, of which $207 million related to our Potash expansion projects.

Financing Activities

Net cash used in financing activities for the three months ended August 31, 2011, was $28.8 million, compared to $33.0 million for the same period in fiscal 2011.

Debt Instruments, Guarantees and Related Covenants

See Note 12 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Form 10-K Report and under “EPA RCRA Initiative” in Note 9 to our Condensed Consolidated Financial Statements in this report.

Off-Balance Sheet Arrangements and Obligations

Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 9 to our Condensed Consolidated Financial Statements.

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

•

further developments in the lawsuit involving the tolling agreement at the Company’s Esterhazy, Saskatchewan, potash mine, including settlement or orders, rulings, injunctions or other actions by the court, the plaintiff or others in relation to the lawsuit;

•

changes in the environmental and other governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities;

•

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

•

actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, or Canadian resource taxes and royalties;

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

•

the adequacy of our property, business interruption and casualty insurance policies to cover potential hazards and risks incident to our business, and our willingness and ability to maintain current levels of insurance coverage as a result of market conditions, our loss experience and other factors;

•	restrictions on our ability to execute certain actions and potential liabilities imposed on us by the agreements relating to the Cargill Transaction; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our Form 10-K Report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 16 to the Consolidated Financial Statements in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of August 31, 2011 and May 31, 2011, the aggregate fair values of our Canadian, Brazilian, and Indian foreign currency exchange contracts were $4.9 million and $14.2 million, respectively. The table below provides information about our significant foreign exchange derivatives.

	As of August 31, 2011			As of May 31, 2011
	Expected Maturity Date			Expected Maturity Date
(in millions US$)	FY 2012	FY 2013	Fair Value	FY 2012	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional—short USD	$783.0	$30.4	$1.6	$523.6	$14.6
Weighted Average Rate—Canadian dollar to U.S. dollar	0.9834	0.9854		1.0011
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$189.6		$0.2	$212.5	$1.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.5903			1.5918
Notional (million US$)—short	$95.5	$10.3	2.9	$49.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.6626	1.6942		1.7022
Indian Rupee
Notional (million US$)—long	$49.0		$0.1	$46.0	$(1.1)
Weighted Average Rate—Indian rupee to U.S. dollar	46.1257			46.2261
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$64.5		$0.1	$130.0	$(0.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.5892			1.6058
Notional (million US$)—short	$39.8		—	$80.0
Weighted Average Rate—Brazilian real to U.S. dollar	1.6041			1.6113

Total Fair Value			$4.9		$14.2

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of August 31, 2011 and May 31, 2011, the fair value of our natural gas commodities contracts were ($9.1) million and ($4.9) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of August 31, 2011				As of May 31, 2011
	Expected Maturity Date			Fair Value	Expected Maturity Date
(in millions)	FY 2012	FY 2013	FY 2014		FY 2012	FY 2013	FY 2014	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	7.7	6.6	6.6	$(9.1)	9.3	6.6	6.6	$(4.9)
Weighted Average Rate (US$/MMBtu)	$4.58	$4.55	$4.63		$4.65	$4.50	$4.63

Total Fair Value				$(9.1)				$(4.9)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended August 31, 2011.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 9 to our Condensed Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 9 of our Condensed Consolidated Financial Statements:

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

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that sets numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division, for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The NNC Rule sets criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012. Our lawsuit asserts, among other matters, that the criteria set by EPA do not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and seeks a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

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

•

Settlement of Stockholder Actions Relating to the Cargill Transaction. The Delaware Court of Chancery (the “Chancery Court”) has approved the settlement (the “Settlement”), described in Item 3 of Part I of the 10-K Report, of purported class action lawsuits (the “Stockholder Actions”) brought against Mosaic, MOS Holdings, GNS Merger Sub LLC, the members of the Mosaic board of directors and Cargill, Incorporated (“Cargill”) in the Delaware Court of Chancery by several Mosaic stockholders that challenged the Cargill Transaction. We have included a detailed description of the Cargill Transaction in the 10-K Report. In connection with approval of the Settlement, the Chancery Court approved payment of legal fees and expenses to counsel for the plaintiffs in the Stockholder Actions.

The following table shows, for each of our U.S. mines that is subject to the Federal Mine Safety and Health Act of 1977 (“MSHA”), the information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section references are to sections of MSHA.

		Florida Phosphate Rock Mines
Three Months Ended August 31, 2011	Potash Mine Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	59	—	—	—	17	13
Orders issued under Section 104(b)	—	—	—	—	—	—
Citations and orders under Section 104(d)	1	—	—	—	—	—
Violations under Section 110(b)(2)	—	—	—	—	—	—
Orders under Section 107(a)	—	—	—	—	—	1
Proposed assessments under MSHA (whole dollars)	$5,090	—	—	—	$3,618	$3,162
Mining-related fatalities	—	—	—	—	—	—
Notice under Section 104(e)	—	—	—	—	—	—
Notice of the potential for a pattern of violations under Section 104(e)	—	—	—	—	—	—
Pending legal actions before the Federal Mine Safety and Health Review Commission	—	—	—	—	—	—

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
Anthony T. Brausen
Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

September 29, 2011

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.a.	Summary of special cash compensation program to recognize significant contributions to the success of the Cargill Transaction	Item 5.02 of the Current Report on Form 8-K of Mosaic dated June 9, 2011 and filed on June 15, 2011*

10.iii.b.	Form of Employee Nonqualified Stock Option under The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), approved July 20, 2011		X

10.iii.c.	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011		X

10.iii.d.	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved August 29, 2011		X

10.iii.e.	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Compensation Components and Process—Employee Benefits—Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated August 25, 2011*

10.iii.f.	Summary of Board of Director Compensation of Mosaic, approved July 21, 2011		X

10.iii.g.	Form of Retention Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

101	Interactive Data Files		X

E-1