Form 10-Q
period 2011-11-30
MOSAIC CO
filed 2012-01-04
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 296,651,703 shares of Common Stock and 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock as of December 29, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Net sales	$3,014.5	$2,674.8	$6,097.8	$4,863.1
Cost of goods sold	2,133.3	1,906.5	4,368.4	3,590.1

Gross margin	881.2	768.3	1,729.4	1,273.0
Selling, general and administrative expenses	100.6	89.3	201.7	177.4
Other operating (income) expense	(16.4)	20.8	1.1	27.1

Operating earnings	797.0	658.2	1,526.6	1,068.5
Interest income (expense), net	4.1	(5.6)	9.2	(12.6)
Foreign currency transaction gain (loss)	55.1	(30.9)	49.4	(28.9)
Gain on sale of equity investment	—	685.6	—	685.6
Other (expense)	(0.8)	(0.3)	(0.1)	(0.9)

Earnings from consolidated companies before income taxes	855.4	1,307.0	1,585.1	1,711.7
Provision for income taxes	230.7	281.3	435.8	390.9

Earnings from consolidated companies	624.7	1,025.7	1,149.3	1,320.8
Equity in net earnings of nonconsolidated companies	0.9	1.1	2.7	4.9

Net earnings including noncontrolling interests	625.6	1,026.8	1,152.0	1,325.7
Less: Net earnings attributable to noncontrolling interests	2.0	1.2	2.4	2.4

Net earnings attributable to Mosaic	$623.6	$1,025.6	$1,149.6	$1,323.3

Basic net earnings per share attributable to Mosaic	$1.41	$2.30	$2.58	$2.97

Diluted net earnings per share attributable to Mosaic	$1.40	$2.29	$2.58	$2.96

Basic weighted average number of shares outstanding	443.4	445.8	445.0	445.6
Diluted weighted average number of shares outstanding	444.7	447.3	446.3	447.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	November 30, 2011	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,627.6	$3,906.4
Receivables, net	919.2	926.0
Inventories	1,206.7	1,266.4
Deferred income taxes	188.2	277.8
Other current assets	417.7	308.3

Total current assets	6,359.4	6,684.9
Property, plant and equipment, net of accumulated depreciation of $3,150.3 million and $2,975.8 million, respectively	6,975.0	6,635.9
Investments in nonconsolidated companies	439.3	434.3
Goodwill	1,830.1	1,829.8
Deferred income taxes	5.8	6.5
Other assets	192.7	195.5

Total assets	$15,802.3	$15,786.9

Liabilities and Equity
Current liabilities:
Short-term debt	$28.3	$23.6
Current maturities of long-term debt	513.5	48.0
Accounts payable	853.6	941.1
Accrued liabilities	635.1	843.6
Deferred income taxes	68.2	72.2

Total current liabilities	2,098.7	1,928.5
Long-term debt, less current maturities	1,008.9	761.3
Deferred income taxes	589.4	580.1
Other noncurrent liabilities	785.1	855.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of November 30, 2011 and May 31, 2011	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 170,759,772 shares issued and 128,759,772 shares outstanding as of November 30, 2011 and 57,768,374 issued and outstanding as of May 31, 2011	1.3	0.6
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 112,991,398 shares issued, none outstanding as of November 30, 2011 and 112,991,398 shares issued and outstanding as of May 31, 2011	—	1.1
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,688,617 shares issued and 296,650,155 shares outstanding as of November 30, 2011, 287,851,416 shares issued and 275,812,954 shares outstanding as of May 31, 2011	3.0	2.8
Capital in excess of par value	1,452.2	2,596.3
Retained earnings	9,435.5	8,330.6
Accumulated other comprehensive income	408.1	710.2

Total Mosaic stockholders’ equity	11,300.1	11,641.6
Noncontrolling interests	20.1	20.3

Total equity	11,320.2	11,661.9

Total liabilities and equity	$15,802.3	$15,786.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30,
	2011	2010
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,152.0	$1,325.7
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	240.5	210.4
Deferred income taxes	129.4	6.1
Equity in loss (earnings) of nonconsolidated companies, net of dividends	0.9	(1.8)
Accretion expense for asset retirement obligations	14.1	14.3
Share-based compensation expense	17.0	16.1
Unrealized loss (gain) on derivatives	41.4	(6.6)
Gain on sale of equity investment	—	(685.6)
Other	(1.9)	(6.9)
Changes in assets and liabilities:
Receivables, net	(13.8)	(46.3)
Inventories, net	57.2	185.4
Other current and noncurrent assets	(99.6)	77.4
Accounts payable	(148.7)	(1.0)
Accrued liabilities and income taxes	(245.1)	48.2
Other noncurrent liabilities	(71.4)	(47.5)

Net cash provided by operating activities	1,072.0	1,087.9
Cash Flows from Investing Activities:
Capital expenditures	(778.5)	(585.7)
Proceeds from sale of equity investment	—	1,030.0
Investments in nonconsolidated companies	—	(385.3)
Restricted cash	1.1	(2.0)
Other	0.3	1.4

Net cash (used in) provided by investing activities	(777.1)	58.4
Cash Flows from Financing Activities:
Payments of short-term debt	(72.2)	(224.9)
Proceeds from issuance of short-term debt	76.9	196.3
Payments of long-term debt	(30.2)	(7.5)
Proceeds from issuance of long-term debt	746.7	0.7
Proceeds from stock options exercised	2.3	10.7
Repurchase of Class A common stock	(1,162.5)	—
Cash dividends paid	(44.7)	(44.6)
Other	(5.5)	6.1

Net cash used in financing activities	(489.2)	(63.2)
Effect of exchange rate changes on cash	(84.5)	53.3

Net change in cash and cash equivalents	(278.8)	1,136.4
Cash and cash equivalents—beginning of period	3,906.4	2,523.0

Cash and cash equivalents—end of period	$3,627.6	$3,659.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $32.6 million and $26.4 million as of November 30, 2011 and 2010, respectively)	$—	$21.7
Income taxes (net of refunds)	335.5	306.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2010	445.4	$4.5	$2,523.0	$5,905.3	$289.4	$26.2	$8,748.4
Net earnings including noncontrolling interest	—	—	—	2,514.6	—	(1.1)	2,513.5
Foreign currency translation net of tax of $2.9 million	—	—	—	—	384.8	2.6	387.4
Net actuarial gain and prior service cost, net of tax expense of $21.7 million	—	—	—	—	36.0	—	36.0

Comprehensive income						1.5	2,936.9
Stock option exercises	1.2	—	20.3	—	—	—	20.3
Amortization of share based compensation	—	—	21.1	—	—	—	21.1
Contributions from Cargill, Inc.	—	—	18.5	—	—	—	18.5
Dividends ($0.20 per share)	—	—	—	(89.3)	—	—	(89.3)
Dividends for noncontrolling interests	—	—	—	—	—	(4.8)	(4.8)
Acquisition of noncontrolling interest	—	—	—			(2.6)	(2.6)
Tax benefits related to share based compensation	—	—	13.4	—	—	—	13.4

Balance as of May 31, 2011	446.6	4.5	2,596.3	8,330.6	710.2	20.3	11,661.9
Net earnings including noncontrolling interest	—	—	—	1,149.6	—	2.4	1,152.0
Foreign currency translation, net of tax of $0	—	—	—	—	(310.3)	(2.4)	(312.7)
Net actuarial gain and prior service cost, net of tax of $0	—	—	—	—	5.4	—	5.4

Comprehensive income	—	—	—	—	—	—	844.7
Stock option exercises	0.1	—	2.3	—	—	—	2.3
Amortization of share based compensation	—	—	17.0	—	—	—	17.0
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	—	—	—	(1,162.5)
Realized gain on interest rate swap	—	—	—	—	2.8	—	2.8
Dividends ($0.10 per share)	—	—	—	(44.7)	—	—	(44.7)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Tax shortfall related to share based compensation	—	—	(1.1)	—	—	—	(1.1)

Balance as of November 30, 2011	425.4	$4.3	$1,452.2	$9,435.5	$408.1	$20.1	$11,320.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (before or after the Cargill Transaction, as defined below, “Mosaic”, and, with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004. On May 25, 2011, we consummated the first in a series of transactions (collectively, the Cargill Transaction”) intended to result in the split-off and orderly distribution of Cargill’s approximately 64% ownership in us through a series of public offerings. Further information regarding this transaction is included in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (the “10-K Report”).

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 82% for the six months ended November 30, 2011.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 16 to our Condensed Consolidated Financial Statements for segment results.

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments) necessary for fair presentation of our financial position as of November 30, 2011, and our results of operations and cash flows for the six months ended November 30, 2011 and 2010. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our 10-K Report. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncements Issued But Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for our fiscal quarter beginning March 1, 2012. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards will be effective for our fiscal quarter beginning June 1, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No.2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the requirements of this standard.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning June 1, 2013 with retrospective application required. We are currently evaluating the requirements of this standard.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	November 30, 2011	May 31, 2011
Accrued liabilities
Non-income taxes	$42.9	$132.6
Payroll and employee benefits	113.9	116.3
Asset retirement obligations	92.8	90.6
Customer prepayments	102.5	243.2
Other	283.0	260.9

	$635.1	$843.6

Other noncurrent liabilities
Asset retirement obligations	$473.9	$482.5
Accrued pension and postretirement benefits	102.9	117.1
Other	208.3	255.5

	$785.1	$855.1

5. Changes in Common Stock

On September 29, 2011, 20,700,000 shares of Class A Common Stock, Series A-4 were converted to Common Stock in connection with their sale in an underwritten public secondary offering by the Margaret A. Cargill Foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended (collectively, the “MAC Trusts”). The MAC Trusts acquired their shares in the May 25, 2011 transaction (the “Split-off”) in which Cargill split off its approximately 64% equity interest in us. Subsequent to the quarter ended November 30, 2011, in accordance with our Restated Certificate of Incorporation, each such converted share of Class A Common Stock, Series A-4, was retired and cancelled and may not be reissued, and the number of authorized shares of Class A Common Stock was reduced by a corresponding amount.

On October 6, 2011, our stockholders approved the conversion of each share of Class B Common Stock, 112,991,398 shares in the aggregate, on a one-for-one basis into shares of the corresponding series of Class A Common Stock. Subsequent to the quarter ended November 30, 2011, in accordance with our Restated Certificate of Incorporation, each such converted share of Class B Common Stock was retired and cancelled and may not be reissued, and the number of authorized shares of Class B Common Stock was reduced by a corresponding amount.

On November 17, 2011, we purchased an aggregate 21,300,000 shares of our Class A Common Stock, Series A-4 from the MAC Trusts. The purchase price was $54.58 per share, the closing price for the Company’s Common Stock on November 16, 2011, resulting in a total purchase price of approximately $1.2 billion. This repurchase completes the disposition of the 157,000,000 shares designated to be sold by Cargill and the MAC Trusts during the 15-month period following the Split-off. Due to this transaction occurring late in the fiscal quarter, the impact on earnings per share was minimal.

All other shares (approximately 128.8 million shares in the aggregate) of our stock received by Cargill stockholders (the “Exchanging Cargill Stockholders”) in the Split-off and not sold in the underwritten public secondary offering that occurred on May 25, 2011 immediately following the Split-off are generally subject to transfer restrictions and are to be released in three equal annual installments beginning on the two and one-half

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year anniversary of the Split-off. We would, at the request of the MAC Trusts or at our own election, register certain of our shares for sale in a secondary offering that could occur each year after the second anniversary of the Split-off, with the first such offering occurring not earlier than twelve months after certain other primary or secondary offerings.

Following 180 days after the four-and-one-half year anniversary of the Split-off, the MAC Trusts would have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares they received in the Split-off.

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

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Net earnings attributed to Mosaic	$623.6	$1,025.6	$1,149.6	$1,323.3

Basic weighted average common shares outstanding	443.4	445.8	445.0	445.6
Common stock issuable upon vesting of restricted stock awards	0.4	0.3	0.4	0.3
Common stock equivalents	0.8	1.2	0.8	1.2
Common stock issuable upon vesting of market stock units	0.1	—	0.1	—

Diluted weighted average common shares outstanding	444.7	447.3	446.3	447.1

Net earnings per share attributable to Mosaic—basic	$1.41	$2.30	$2.58	$2.97
Net earnings per share attributable to Mosaic—diluted	$1.40	$2.29	$2.58	$2.96

A total of 0.8 million and 0.7 million shares of common stock subject to issuance upon exercise of stock options, restricted stock unit awards and market stock units for the three and six months ended November 30, 2011, respectively, and 0.5 million shares of common stock for the three and six months ended November 30, 2010, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

7. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the six months ended November 30, 2011, unrecognized tax benefits increased by $153.1 million to $416.6 million. Of the increase, $81.9 million relates to prior year uncertain positions. If recognized, approximately $260.7 million of the unrecognized tax benefits would affect our effective tax rate in future periods.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $48.5 million and $50.9 million as of November 30, 2011 and May 31, 2011, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

Based on the information available as of November 30, 2011, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

8. Inventories

Inventories consist of the following:

	November 30, 2011	May 31, 2011
Raw materials	$62.7	$58.6
Work in process	327.3	284.3
Finished goods	744.8	852.9
Operating materials and supplies	71.9	70.6

	$1,206.7	$1,266.4

9. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the six months ended November 30, 2011 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2011	$534.7	$1,295.1	$1,829.8
Foreign currency translation	—	0.3	0.3

Balance as of November 30, 2011	$534.7	$1,295.4	$1,830.1

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exist. We performed our annual review of goodwill in this second quarter and no impairment was identified.

10. Financing Arrangements

Refinance of Senior Notes

On October 24, 2011, we completed a $750 million public offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “New Senior Notes”).

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We received net proceeds from this offering of approximately $736 million. We used $505 million of the net proceeds from this offering to redeem the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due December 2016 (the “7-5/8% Senior Notes”) of our subsidiary, MOS Holdings Inc., on December 1, 2011, to pay the call premium and accrued but unpaid interest to the redemption date, and will use the remainder for general corporate purposes. We will record a pre-tax charge of approximately $20 million in the third fiscal quarter, primarily related to the call premium for the 7-5/8% Senior Notes.

The New Senior Notes are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing the New Senior Notes contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as events of default.

11. Variable Interest Entities

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $612.0 million and $1.3 billion for the three and six months ended November 30, 2011, respectively, and net sales of $547.0 million and $1.2 billion for the three and six months ended November 30, 2010, respectively which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three and six months ended November 30, 2011 and 2010.

We determined that, because we control the day-to-day mining decisions and are responsible for obtaining mining permits, we have the power to direct the activities that most significantly impact SFMP’s economic performance. Because of our rental and royalty payments to the partnership, we have the obligation to absorb losses or right to receive benefits that could potentially be significant to SFMP.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	November 30, 2011	May 31, 2011
Current assets	$248.3	$230.0
Non current assets	49.5	50.7

Total assets	$297.8	$280.7

Current liabilities	$24.5	$63.0

Total liabilities	$24.5	$63.0

12. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $33.3 million and $41.7 million as of November 30, 2011 and May 31, 2011, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc. (the “Sierra Club”), Manasota-88, Inc. (“Manasota-88”), Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension. Mining on the Altman Extension has commenced and is continuing. In September 2010, the Jacksonville District Court deferred action on the parties’ respective motions for summary judgment, pending the result of our appeal to the Eleventh Circuit Court of Appeals (the “Eleventh Circuit”) of the Jacksonville District Court’s First Preliminary Injunction in the litigation described below under “The Hardee County Extension of the South Fort Meade Mine,” stating the Jacksonville District Court’s view that the issues in the two cases are related. No action has subsequently been taken by the Jacksonville District Court on the motions for summary judgment. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade phosphate rock mine in central Florida straddle the county line between Polk and Hardee Counties. Mining in the Polk County portion of the South Fort Meade mine, which began in 1995, is now substantially completed, with

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only lower-yield reserves left to be mined. In 2003, we began the permitting process to extend mining into Hardee County (the “Hardee County Extension”) and, by March 2009, had obtained all of the significant permits necessary for mining in the Hardee County Extension from several governmental agencies, other than a federal wetlands permit from the Corps under the CWA (the “Hardee County Extension Permit”). Ongoing delays in receiving the Hardee County Extension Permit impacted the scheduled progression of mining activities for the Hardee County Extension. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the Corps issued the Hardee County Extension Permit. We subsequently initiated site preparation activities to begin mining the Hardee County Extension.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We currently have pending before the Eleventh Circuit an appeal of the Second Preliminary Injunction, and a request to stay (as to Phase II only) the Second Preliminary Injunction. In addition, (i) the Eleventh Circuit has denied our previously reported request to enforce its April 8, 2011, order and vacate the Second Preliminary Injunction, holding that the Second Preliminary Injunction was based upon a new development (specifically, our notice that we intended to mine Phase II) and, therefore, was outside the scope of the Eleventh Circuit’s April 8, 2011 order and (ii) we continue to await a ruling from the Jacksonville District Court on the merits of plaintiffs’ claims.

In fiscal 2011, the shutdown of the South Fort Meade mine resulted in costs to suspend operations and idle plant costs, and lower phosphate rock mining production levels also adversely affected gross margin. Because of our successful execution of mitigation measures, the indefinite closure of the South Fort Meade mine did not significantly impact our sales volumes in fiscal 2011. In addition to mining Phase I, our mitigation activities have included drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in the Miski Mayo Mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines.

For fiscal 2012, we believe we will be able to continue to support planned finished phosphate production levels through a continuation of our mitigation activities, including additional rock sourced from our Florida mines, additional spot purchases from the Miski Mayo Mine and incremental third party purchases. The degree to which we are able to successfully mitigate the effects of the Second Preliminary Injunction in the longer-term remains uncertain. The increased use of purchased phosphate rock due to the Second Preliminary Injunction has increased costs and may further increase costs in future periods. Our historical production of concentrated phosphates from the South Fort Meade mine’s phosphate rock production was approximately three to four million tonnes of finished phosphate production per year. Accordingly, an extended loss of production from the South Fort Meade mine could also potentially adversely impact production at our phosphate concentrates plants and our sales volumes, lead to further layoffs of employees, and result in the indefinite closure of at least one of our phosphate concentrates plants. This could further significantly affect our future results of operations, reduce our future cash flows from operations, and, in the longer term, conceivably adversely affect our liquidity and capital resources.

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

Central Florida Phosphate District Area-Wide Environmental Impact Statement. On August 24, 2010, we received official confirmation from the Corps that it plans to conduct an area-wide EIS (“AEIS”) for the central Florida phosphate district. The Corps’ current schedule calls for it to issue the AEIS in November 2012. We cannot predict the scope or actual timeline for this process, or what its outcome will be; however, the Corps’ announced schedule has begun to slip, and, although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts. The public scoping period for the AEIS has been completed, but the Corps has not yet announced the scope of the AEIS.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman Act claims. On December 2, 2011, the Seventh Circuit vacated its September 23, 2011 order and granted the plaintiffs’ request for an en banc rehearing.

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

Plaintiffs’ have moved to stay the lawsuit pending a reexamination of their patent claims by the U.S. Patent and Trademark Office. We have opposed plaintiffs’ motion and filed a motion for summary judgment with the Missouri District Court.

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

Esterhazy Potash Mine Tolling Agreement Dispute

Under an agreement (the “Tolling Agreement”) with Potash Corporation of Saskatchewan Inc. (“PCS”), our wholly-owned subsidiary, Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”), has mined and refined PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs for approximately forty years. Under the agreement, we have delivered to PCS up to approximately 1.1 million tonnes of potash per year. The agreement provided for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS had not received all of its available reserves under the agreement. To the extent we have not fully utilized the capacity to satisfy our obligations under the agreement, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the Tolling Agreement has been and continues to be available to us for sales to any of our customers at then-current market prices.

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

On or about May 27, 2009, PCS filed a lawsuit (the “Tolling Agreement Dispute”) against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan (the “Queen’s Bench Court”) contesting our basis and timing for termination of deliveries under the Tolling Agreement and alleging damages based on our historical mining practices. In general terms, the lawsuit contested our basis and timing for termination of deliveries under the Tolling Agreement; asserted that PCS’ rights to potash under the contract would not expire until at least 2012, and potentially later at then-current delivery rates; alleged that our notice described in the prior paragraph was a threatened repudiation of the contract and would convert PCS’s reserves to our use; and asserted that the value of the potash at issue exceeded $1 billion. The lawsuit also alleged that we breached our contractual obligation to engage in good mining practices, resulting in saturated brine inflows in portions of our Esterhazy mine, which allegedly reduced the extraction ratio of potash from the mine. The lawsuit further claimed that, if our Esterhazy mine were to flood, we could convert the mine to a solution mine and that, under such circumstances, we would be able to extract a greater portion of the reserves and that PCS would accordingly be entitled to additional potash under the Tolling Agreement. The lawsuit requested orders from the court declaring the amount of potash that PCS had a right to receive under the Tolling Agreement; that we deliver that amount of potash to PCS on a timely basis in accordance with the Tolling Agreement; restraining us from ceasing delivery of potash to PCS until a final order is issued by the court; and awarding damages to PCS for any conversion of PCS’s reserves and our alleged threatened repudiation of the contract, as well as costs, pre- and post-judgment interest and such further relief as the court may allow.

In June 2009, we filed a statement of defense against PCS’s claims as well as a counterclaim against PCS. In our statement of defense, we generally denied the alleged bases for PCS’s claims and asserted, among other

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defenses, that PCS’s lawsuit did not state a cause of action; that any claim for alleged poor mining practices was based on acts or omissions prior to 1986 and was time-barred; that provisions of the Tolling Agreement limited our liability to PCS to loss, damage or injury to the PCS reserves resulting from bad faith, willful misconduct or gross negligence; and that provisions of the Tolling Agreement limited our liability for performance or non-performance under the contract to approximately $10.0 million. Finally, our statement of defense requested a declaration by the court that based on our then-current mine plans and assuming a delivery rate of approximately 1.1 million tonnes of product per year, PCS’s entitlement to potash would terminate by the end of August 2010.

In addition, as noted above, PCS refused to take delivery of the Force Majeure Tonnes, following its April 2009 notice to us that it was no longer prepared to accept further shipments of product under the Tolling Agreement because of the global financial and credit crisis. We counterclaimed against PCS alleging that it breached the Tolling Agreement by failing to take delivery of potash that it ordered under the contract based on the alleged force majeure event. Our counterclaim sought damages in an unspecified amount, pre-judgment interest, costs and such further relief as the court deemed just.

In January 2010, PCS amended its statement of claim to, among other things, allege that Mosaic failed to make proper or adequate disclosure to PCS regarding our mining practices, the purpose and effect of which was to conceal from PCS the existence of claims PCS may have had in respect of our alleged failure to discharge properly its obligations under the Tolling Agreement.

In addition, in February 2010, PCS notified us that it was lifting its prior notice of force majeure.

On May 2, 2011, we notified PCS that we had satisfied our obligation to produce potash under the Tolling Agreement. On June 30, 2011, the Queen’s Bench Court ordered us to continue to supply potash under the terms of the Tolling Agreement until trial began.

On December 7, 2011, we and PCS settled, among other matters, the Tolling Agreement Dispute. Under the settlement, the Tolling Agreement expires at December 31, 2012. We supplied PCS with potash on existing terms under the Tolling Agreement at the existing rate through the end of calendar 2011, and agreed to supply approximately 1.1 million additional tonnes of potash to PCS on existing terms for calendar 2012. We also granted PCS the right, which it has exercised, to take delivery of approximately 0.1 million of the 1.1 million tonnes through the first quarter of calendar 2013. In addition, effective December 31, 2012, we will receive credit for 1.3 million metric tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited, capacity which is currently allocated to PCS. Expiration of our obligation to ship under the Tolling Agreement will have a material positive effect on the volume of potash available to us to sell to customers at then-current market prices and could have a material positive effect on our results of operations and liquidity.

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

13. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas and ammonia consumed in operations and changes in freight costs as well as

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

As of November 30, 2011, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	November 30, 2011
Foreign currency derivatives	Foreign currency	US Dollars	1,268.9
Natural gas derivatives	Commodity	MMbtu	23.2
Ocean freight contracts	Freight	Tonnes	2.5

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

		Three months ended November 30,		Six months ended November 30,
Derivative Instrument	Location	2011	2010	2011	2010
Foreign currency derivatives	Cost of goods sold	$(8.8)	$8.7	$(13.3)	$4.4
Foreign currency derivatives	Foreign currency transaction gain (loss)	(7.6)	10.0	(12.4)	4.2
Commodity derivatives	Cost of goods sold	(5.8)	4.9	(10.8)	2.6
Freight derivatives	Cost of goods sold	(1.9)	(1.3)	(4.9)	(4.6)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	November 30, 2011	Location	November 30, 2011
Foreign currency derivatives	Other current assets	$15.4	Accrued liabilities	$(25.6)
Commodity derivatives	Other current assets	1.8	Accrued liabilities	(11.9)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(5.1)
Freight derivatives	Other current assets	1.1	Accrued liabilities	(3.5)

Total		$18.3		$(46.1)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2011	Location	May 31, 2011
Foreign currency derivatives	Other current assets	$19.1	Accrued liabilities	$(4.3)
Commodity derivatives	Other current assets	0.9	Accrued liabilities	(5.1)
Commodity derivatives	Other assets	0.6	Other noncurrent liabilities	(1.5)
Freight derivatives	Other current assets	3.5	Accrued liabilities	(0.9)

Total		$24.1		$(11.8)

For additional disclosures about fair value measurement of derivative instruments, see Note 14 to the Condensed Consolidated Financial Statements.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on November 30, 2011, was $39.2 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2011, we would be required to post $36.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

14. Fair Value Measurements

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

	November 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$15.4	$6.4	$9.0	$—
Commodity derivatives	1.8	0.1	1.7	—
Freight derivatives	1.1	—	—	1.1

Total assets at fair value	$18.3	$6.5	$10.7	$1.1

Liabilities
Foreign currency derivatives	$25.6	$1.0	$24.6	$—
Commodity derivatives	17.0	—	17.0	—
Freight derivatives	3.5	—	—	3.5

Total liabilities at fair value	$46.1	$1.0	$41.6	$3.5

We did not significantly change our valuation techniques from prior periods.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	November 30, 2011		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,627.6	$3,627.6	$3,906.4	$3,906.4
Receivables, net	919.2	919.2	926.0	926.0
Accounts payable	853.6	853.6	941.1	941.1
Short-term debt	28.3	28.3	23.6	23.6
Long-term debt, including current maturities	1,522.4	1,590.7	809.3	881.5

For cash and cash equivalents, receivables, net, accounts payable and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt is estimated using a present value method based on current interest rates for similar instruments with equivalent credit quality, as well as market prices for our publicly traded debt instruments.

15. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of November 30, 2011 and May 31, 2011, the net amount due from our non-consolidated companies totaled $210.8 million and $145.7 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Transactions with non-consolidated companies included in net sales	$379.2	$199.1	$752.3	$388.9
Transactions with non-consolidated companies included in cost of goods sold	94.3	85.4	272.3	247.8

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Business Segments

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended November 30, 2011
Net sales to external customers	$2,178.8	$834.8	$0.9	$3,014.5
Intersegment net sales	—	3.8	(3.8)	—

Net sales	2,178.8	838.6	(2.9)	3,014.5
Gross margin	475.7	393.7	11.8	881.2
Operating earnings	431.6	357.8	7.6	797.0
Capital expenditures	81.8	295.7	9.6	387.1
Depreciation, depletion and amortization expense	64.1	53.5	2.6	120.2

Three months ended November 30, 2010
Net sales to external customers	$1,974.0	$698.1	$2.7	$2,674.8
Intersegment net sales	—	0.9	(0.9)	—

Net sales	1,974.0	699.0	1.8	2,674.8
Gross margin	476.3	285.2	6.8	768.3
Operating earnings	402.3	251.5	4.4	658.2
Capital expenditures	57.3	231.0	2.7	291.0
Depreciation, depletion and amortization expense	58.5	44.7	2.5	105.7

Six months ended November 30, 2011
Net sales to external customers	$4,398.7	$1,696.7	$2.4	$6,097.8
Intersegment net sales	—	14.8	(14.8)	—

Net sales	4,398.7	1,711.5	(12.4)	6,097.8
Gross margin	885.3	838.0	6.1	1,729.4
Operating earnings	764.8	759.8	2.0	1,526.6
Capital expenditures	179.4	574.4	24.7	778.5
Depreciation, depletion and amortization expense	128.7	106.7	5.1	240.5

Six months ended November 30, 2010
Net sales to external customers	$3,555.0	$1,299.5	$8.6	$4,863.1
Intersegment net sales	—	21.4	(21.4)	—

Net sales	3,555.0	1,320.9	(12.8)	4,863.1
Gross margin	721.2	541.9	9.9	1,273.0
Operating earnings	580.3	469.5	18.7	1,068.5
Capital expenditures	121.7	458.1	5.9	585.7
Depreciation, depletion and amortization expense	119.6	84.7	6.1	210.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2011 and 2010:

	Three months ended November 30,		2011-2010		Six months ended November 30,		2011-2010
(in millions, except per share data)	2011	2010	Change	Percent	2011	2010	Change	Percent
Net sales	$3,014.5	$2,674.8	$339.7	13%	$6,097.8	$4,863.1	$1,234.7	25%
Cost of goods sold	2,133.3	1,906.5	226.8	12%	4,368.4	3,590.1	778.3	22%

Gross margin	881.2	768.3	112.9	15%	1,729.4	1,273.0	456.4	36%
Gross margin percentage	29.2%	28.7%			28.4%	26.2%
Selling, general and administrative expenses	100.6	89.3	11.3	13%	201.7	177.4	24.3	14%
Other operating (income) expense	(16.4)	20.8	(37.2)	NM	1.1	27.1	(26.0)	(96%)

Operating earnings	797.0	658.2	138.8	21%	1,526.6	1,068.5	458.1	43%
Interest income (expense), net	4.1	(5.6)	9.7	NM	9.2	(12.6)	21.8	NM
Foreign currency transaction gain (loss)	55.1	(30.9)	86.0	NM	49.4	(28.9)	78.3	NM
Gain on sale of equity investment	—	685.6	(685.6)	(100%)	—	685.6	(685.6)	(100%)
Other (expense)	(0.8)	(0.3)	(0.5)	167%	(0.1)	(0.9)	0.8	(89%)

Earnings from consolidated companies before income taxes	855.4	1,307.0	(451.6)	(35%)	1,585.1	1,711.7	(126.6)	(7%)
Provision for income taxes	230.7	281.3	(50.6)	(18%)	435.8	390.9	44.9	11%

Earnings from consolidated companies	624.7	1,025.7	(401.0)	(39%)	1,149.3	1,320.8	(171.5)	(13%)
Equity in net earnings of nonconsolidated companies	0.9	1.1	(0.2)	(18%)	2.7	4.9	(2.2)	(45%)

Net earnings including noncontrolling interests	625.6	1,026.8	(401.2)	(39%)	1,152.0	1,325.7	(173.7)	(13%)
Less: Net earnings attributable to noncontrolling interests	2.0	1.2	0.8	67%	2.4	2.4	—	0%

Net earnings attributable to Mosaic	$623.6	$1,025.6	$(402.0)	(39%)	$1,149.6	$1,323.3	$(173.7)	(13%)

Diluted net earnings attributable to Mosaic per share	$1.40	$2.29	$(0.89)	(39%)	$2.58	$2.96	$(0.38)	(13%)
Diluted weighted average number of shares outstanding	444.7	447.3			446.3	447.1

Overview of Consolidated Results for the three months ended November 30, 2011 and 2010

Net sales increased 13% to $3.0 billion in the quarter ended November 30, 2011 compared to $2.7 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended November 30, 2011 were $623.6 million, or $1.40 per diluted share, compared to $1.0 billion, or $2.29 per diluted share, for the same period a year ago. The year ago period included a pre-tax gain of $685.6 million ($570.1 million after tax, or $1.27 per share) from the sale of our interest in Fosfertil S.A. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the second quarter of fiscal 2012 reflected stronger phosphate and potash selling prices compared to the same period in the prior year. Our sales volumes for phosphates and potash were lower than the same period in the prior year due to cautious customer purchasing behavior in the current year and a very strong quarter in the prior year resulting from significant global demand and favorable application conditions. The second quarter of fiscal 2011 was a record period for Phosphates sales volumes. We believe the crop nutrient market demand fundamentals remain strong due to the positive long-term global outlook for agriculture. However, global economic concerns impacted customer purchasing decisions in the current quarter and are unfavorably affecting sales and gross margins in the third quarter of fiscal 2012.

Higher raw material costs partially offset the benefit from the increase in selling prices for our phosphates products. The higher prices for our key purchased raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand and tighter supply for these raw materials in the current year compared to the year-ago quarter. We believe that our investments in sulfur transportation assets and access to melting capacity continue to afford us a competitive advantage in the cost of and access to sulfur. In addition, because of the preliminary injunction relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County as discussed in Note 12 to our Condensed Consolidated Financial Statements, we have increased our use of phosphate rock purchased from third parties in our production of crop nutrients resulting in increased raw material costs. The percentage of phosphate rock purchased from our Miski Mayo joint venture used in finished product production in our North American operations increased from 2% in the second quarter of fiscal 2011 to 7% in the current fiscal quarter. The percentage of purchased rock from third parties used in phosphate finished product production in our North American operations increased from 4% in the second quarter of fiscal 2011 to 7% in the second quarter of fiscal 2012.

Other Highlights

During the three months ended November 30, 2011:

•	We maintained a strong financial position with cash and cash equivalents of $3.6 billion as of November 30, 2011.

•	We recorded a foreign currency transaction gain of $55.1 million for the three months ended November 30, 2011 compared with a loss of $30.9 million for the same period a year ago.

•

On September 23, 2011, Standard and Poor’s included us in the S&P 500 index and on September 29, 2011, we completed an underwritten secondary public offering by the MAC Trusts of 20.7 million shares of our Common Stock that the MAC Trusts acquired in the Cargill Transaction.

•

On October 24, 2011, we completed a $750 million public offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041.

•

On November 17, 2011, we purchased an aggregate 21.3 million shares of our Class A Common Stock, Series A-4 from the MAC Trusts. The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a total purchase price of $1.2 billion.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. In the second quarter of fiscal 2012, we had capital expenditures of $267 million related to these projects. At our Esterhazy mine, we have completed our above-ground mill expansion and completion of the below ground expansion activities is anticipated before the end of fiscal 2012. We expect capacity to be on line in the third quarter of fiscal 2012, with full capacity of an estimated 770,000 tonnes reached in early fiscal 2013.

After the end of the quarter ended November 30, 2011:

•

On December 1, 2011, we redeemed the remaining $469 million aggregate principal amount of the 7-5/8% Senior Notes due 2016 of our subsidiary MOS Holdings Inc. We will record a pre-tax charge of approximately $20 million in the third fiscal quarter, primarily related to the call premium.

•

On December 7, 2011, we reached a settlement with PCS that will end our obligation to supply potash to PCS from our Esterhazy mine under the Tolling Agreement at the end of calendar 2012. Under the Tolling Agreement, we have been delivering to PCS up to approximately 1.1 million tonnes of potash per year. In addition, effective December 31, 2012, we will receive credit for 1.3 million tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited.

During the three months ended November 30, 2010:

•	We completed the sale of our interest in Fosfertil S.A. (“Fosfertil”) which resulted in a pre-tax gain of $685.6 million ($570.1 million after tax).

Overview of Consolidated Results for the six months ended November 30, 2011 and 2010

Net earnings attributable to Mosaic for the six months ended November 30, 2011 were $1.1 billion or $2.58 per diluted share, compared to $1.3 billion or $2.96 per diluted share, for the same period a year ago. Results for the six months ended November 30, 2011 and 2010 primarily reflected the factors discussed above for the three months ended November 30, 2011 and 2010. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other noteworthy matters during the six months ended November 30, 2011 and 2010 included:

•	We generated $1.1 billion in cash flows from operations for the six months ended November 30, 2011. The positive cash flow was primarily driven by net earnings.

•

We acquired a 35% economic interest in a joint venture, with subsidiaries of Vale and Mitsui & Co., Ltd., that owns the Miski Mayo Mine in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began in the first quarter of fiscal 2011.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended November 30,		2011-2010		Six months ended November 30,		2011-2010
(in millions, except price per tonne or unit)	2011	2010	Change	Percent	2011	2010	Change	Percent
Net sales:
North America	$648.1	$585.8	$62.3	11%	$1,277.7	$1,039.1	$238.6	23%
International	1,530.7	1,388.2	142.5	10%	3,121.0	2,515.9	605.1	24%

Total	2,178.8	1,974.0	204.8	10%	4,398.7	3,555.0	843.7	24%
Cost of goods sold	1,703.1	1,497.7	205.4	14%	3,513.4	2,833.8	679.6	24%

Gross margin	$475.7	$476.3	$(0.6)	(0%)	$885.3	$721.2	$164.1	23%

Gross margin as a percent of net sales	22%	24%			20%	20%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	893	972	(79)	(8%)	1,756	1,825	(69)	(4%)
International	994	1,264	(270)	(21%)	1,994	2,347	(353)	(15%)
Crop Nutrient Blends	820	867	(47)	(5%)	1,615	1,567	48	3%
Feed Phosphates	147	149	(2)	(1%)	299	270	29	11%
Other(b)	342	421	(79)	(19%)	691	727	(36)	(5%)

Total Phosphates Segment Tonnes(a)	3,196	3,673	(477)	(13%)	6,355	6,736	(381)	(6%)

Average selling price per tonne:
DAP (FOB plant)	$611	$461	$150	33%	$594	$447	$147	33%
Crop Nutrient Blends (FOB destination)	581	459	122	27%	585	436	149	34%
Average cost per unit:
Ammonia (metric tonne)	$579	$361	$218	60%	$566	$376	$190	51%
Sulfur (long ton)	237	134	103	77%	234	143	91	64%

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended November 30, 2011 and 2010

The Phosphates segment’s net sales increased to $2.2 billion for the three months ended November 30, 2011, compared to $2.0 billion in the second quarter of fiscal 2011. Higher average sales prices resulted in additional net sales of approximately $400 million, partially offset by lower volumes which resulted in lower sales of approximately $200 million.

Our average DAP selling price was $611 per tonne for the three months ended November 30, 2011, an increase of $150 per tonne or 33% from the prior year due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended November 30, 2011 increased 27% compared to the same period in the prior year, primarily due to an increase in the prices of materials used to produce Blends.

The Phosphates segment’s sales volumes were lower, with 3.2 million tonnes for the three months ended November 30, 2011 compared to 3.7 million tonnes for the same period in the prior year, due to the factors discussed in the Overview and lower shipments to India in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

We consolidate the financial results of PhosChem. Included in our results for the three months ended November 30, 2011 is PhosChem net sales and cost of goods sold for its other member of $130 million, compared with $119 million for the second quarter in fiscal 2011.

Gross margin for the Phosphates segment of $475.7 million was comparable to $476.3 million in the second quarter of fiscal 2011. Higher sales prices, which had a favorable impact on gross margin of approximately $400 million, were offset by lower volumes which had an unfavorable impact of $60 million and higher costs of approximately $340 million. The increase in costs was primarily due to higher raw material costs of $170 million used in the production of our international products, including Blends, and increased raw material costs in our North American operations, which includes sulfur, ammonia and purchased rock, of approximately $140 million. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 22% for the three months ended November 30, 2011 compared to 24% in the same period a year ago.

In the second quarter of fiscal 2012, higher sulfur and ammonia prices unfavorably impacted cost of goods sold for North American operations by approximately $130 million compared with prior year results. The average consumed price for sulfur for our North American operations increased to $237 per long ton for the three months ended November 30, 2011, from $134 in the same period a year ago. The average consumed price for ammonia for our North American operations increased to $579 per tonne in the second quarter of fiscal 2012 from $361 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview. The increase in ammonia costs was also impacted by approximately $30 million related to the temporary shutdown of our Faustina ammonia plant as a result of an incident, partially offset by an advance of insurance proceeds related to the incident of approximately $20 million included in other operating (income) expense.

Costs were also impacted by net unrealized mark-to-market derivative losses of $0.5 million in the second quarter of fiscal 2012, primarily on freight derivatives, compared to gains of $1.9 million for the same period a year ago, primarily on natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.1 million tonnes for the second quarter of fiscal 2012 and 2011. Our North American phosphate rock production was 2.7 million tonnes during the second quarter of fiscal 2012 compared with 2.5 million tonnes in the same quarter of fiscal 2011. The increased phosphate rock production in fiscal 2012 was primarily due to increased production at our South Fort Meade mine, which was producing on a limited basis in the second quarter of fiscal 2012 and was temporarily idled in the second quarter of fiscal 2011 due to the preliminary injunctions relating to the extension of the mine into Hardee County as discussed in Note 12 of our Condensed Consolidated Financial Statements. For fiscal 2012, we believe we will be able to continue to support planned finished phosphate production levels through a continuation of our mitigation activities, including additional rock sourced from our Florida mines, additional spot purchases from the Miski Mayo Mine and incremental third party purchases.

Six months ended November 30, 2011 and 2010

The Phosphates segment’s net sales increased to $4.4 billion for the six months ended November 30, 2011 compared to $3.6 billion in the same period a year ago. The increase was primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $910 million partially offset by a decrease in sales volumes that resulted in a decrease in net sales of approximately $150 million.

Our average DAP selling price was $594 per tonne for the six months ended November 30, 2011, an increase of $147 per tonne or 33% compared with the same period a year ago due to the factors discussed in the Overview. The increase in the selling price of Blends was 34% compared to the same period a year ago.

The Phosphates segment’s sales volumes decreased to 6.4 million tonnes for the six months ended November 30, 2011 compared to 6.7 million tonnes in the same period a year ago due to the factors discussed in the Overview.

PhosChem net sales and cost of goods sold from sales for its other member were $364 million for the six months ended November 30, 2011 compared with $273 million for the same period a year ago.

Gross margin for the Phosphates segment increased to $885.3 million for the six months ended November 30, 2011 from $721.2 million in the same period a year ago, primarily due to higher sales prices which had a favorable impact on gross margin of approximately $910 million, partially offset by lower volumes which had an impact of approximately $70 million and higher costs of approximately $650 million. The higher costs were primarily due to higher raw material costs used in the production of our international products, including Blends, of approximately $360 million and higher raw material costs in our North American operations, which include sulfur, ammonia and purchased rock, of approximately $270 million. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was 20% for the six months ended November 30, 2011 and 2010.

For the six months ended November 30, 2011, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $260 million compared with prior year results. The average consumed price for sulfur increased to $234 per long ton for the six months ended November 30, 2011 from $143 in the same period a year ago. The average consumed price for ammonia increased to $566 per tonne for the six months ended November 30, 2011 from $376 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were unfavorably impacted by net unrealized mark-to-market derivative losses of $4.5 million for the six months ended November 30, 2011 compared with losses of $2.0 million for the same period a year ago, primarily on freight derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.3 million tonnes for the six months ended November 30, 2011 and 2010. Our North American phosphate rock production was 5.5 million tonnes for the six months ended November 30, 2011 compared with 4.8 million tonnes in the same period a year ago. The increased phosphate rock production in fiscal 2012 was primarily due to increased production at our Four Corners mine and South Fort Meade mine, the latter of which was producing on a limited basis in the first half of both fiscal 2012 and 2011 due to the preliminary injunctions relating to the extension of the mine into Hardee County as discussed in Note 12 of our Condensed Consolidated Financial Statements.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended November 30,		2011-2010		Six months ended November 30,		2011-2010
(in millions, except price per tonne or unit)	2011	2010	Change	Percent	2011	2010	Change	Percent
Net sales:
North America	$426.9	$494.6	$(67.7)	(14%)	$890.7	$882.9	$7.8	1%
International	411.7	204.4	207.3	101%	820.8	438.0	382.8	87%

Total	838.6	699.0	139.6	20%	1,711.5	1,320.9	390.6	30%
Cost of goods sold	444.9	413.8	31.1	8%	873.5	779.0	94.5	12%

Gross margin	$393.7	$285.2	$108.5	38%	$838.0	$541.9	$296.1	55%

Gross margin as a percent of net sales	47%	41%			49%	41%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	525	910	(385)	(42%)	1,138	1,587	(449)	(28%)
International	1,055	737	318	43%	2,098	1,587	511	32%

Total	1,580	1,647	(67)	(4%)	3,236	3,174	62	2%
Non-agricultural	180	155	25	16%	345	306	39	13%

Total	1,760	1,802	(42)	(2%)	3,581	3,480	101	3%

Average selling price per tonne (FOB plant):
MOP—North America(b)	$533	$351	$182	52%	$526	$354	$172	49%
MOP—International	393	281	112	40%	397	276	121	44%
MOP Average	440	331	109	33%	443	331	112	34%

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	This price excludes industrial and feed sales.

Three months ended November 30, 2011 and 2010

The Potash segment’s net sales increased to $838.6 million for the three months ended November 30, 2011, compared to $699.0 million in the same period a year ago. Higher average sales prices resulted in additional net sales of approximately $210 million, partially offset by lower sales volumes which resulted in a decrease in net sales of approximately $50 million.

The Potash segment’s sales volumes for the three months ended November 30, 2011 and 2010 were 1.8 million tonnes. Although sales volumes remained comparable for the three months ended November 30, 2011 and 2010, the sales mix shifted due to stronger export demand related to fulfilling commitments in countries such as India.

Our average muriate of potash (“MOP”) selling price was $440 per tonne in the second quarter of fiscal 2012, compared to $331 per tonne in the same period a year ago. MOP selling prices, both domestic and international, increased due to the factors discussed in the Overview. Although both domestic and international selling prices have increased compared to the same period a year ago, the international MOP selling prices continue to be below domestic market prices.

Gross margin for the Potash segment increased to $393.7 million for the three months ended November 30, 2011 from $285.2 million for the same period last year. The gross margin was favorably impacted by approximately $210 million due to the increased selling prices discussed above. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 47% for the three months ended November 30, 2011 compared to 41% for the same period a year ago.

We incurred $67.3 million in Canadian resource taxes and royalties for the three months ended November 30, 2011 compared with $79.1 million in the same period a year ago. The decrease in these taxes and royalties was due primarily to the increased deduction for capital expenditures related to our expansion projects.

Costs were impacted by net unrealized mark-to-market derivative losses of $15.1 million for the three months ended November 30, 2011 primarily on natural gas and foreign currency derivatives compared with gains of $10.2 million for the same period a year ago primarily on natural gas derivatives.

We incurred $44.5 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the second quarter of fiscal 2012 compared to $32.4 million in the same period a year ago. Expenses increased in the current fiscal quarter partially due to the introduction of new technology in an effort to enhance future mitigation efforts. The rate of brine inflows at our Esterhazy mine varies over time and remains within the historical range that we have successfully managed since 1985.

For the three months ended November 30, 2011, potash production was 1.8 million tonnes compared to 1.7 million tonnes in the same period a year ago.

Six months ended November 30, 2011 and 2010

The Potash segment’s net sales increased to $1.7 billion for the six months ended November 30, 2011 compared with $1.3 billion in the same period in the prior year, primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $430 million.

The Potash segment’s sales volumes increased slightly to 3.6 million tonnes for the six months ended November 30, 2011 compared to 3.5 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview and strong demand in the first quarter of fiscal 2012.

Our average MOP selling price was $443 per tonne for the six months ended November 30, 2011, an increase of $112 per tonne compared with the same period a year ago as potash selling prices have increased due to the factors described in the Overview.

Gross margin for the Potash segment increased to $838.0 million for the six months ended November 30, 2011 from $541.9 million for the same period last year. The gross margin was favorably impacted by approximately $430 million due primarily to an increase in sales prices. Other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 49% for the six months ended November 30, 2011 compared to 41% for the same period a year ago.

We incurred $162.8 million in Canadian resource taxes and royalties for the six months ended November 30, 2011 compared with $131.3 million in the same period a year ago. The increase in these taxes and royalties was due primarily to the increase in sales from the same period in the prior year partially offset by a higher deduction for capital expenditures related to our expansion projects.

Costs were unfavorably impacted by net unrealized mark-to-market derivative losses, primarily on natural gas and foreign currency derivatives, of $24.5 million for the six months ended November 30, 2011 compared with gains, primarily on natural gas derivatives, of $4.2 million for the same period a year ago.

We incurred $83.4 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine for the six months ended November 30, 2011 compared to $69.3 million in the same period a year ago. Expenses for brine inflow increased due to the factors discussed in the three month discussion above.

For the six months ended November 30, 2011, potash production was 3.7 million tonnes compared to 3.1 million tonnes for the same period in the prior year. We increased our production rates in the first quarter of fiscal 2011 continuing through the current quarter to meet the increasing demand. Historically, we perform planned major maintenance at our operating plants in the first half of the fiscal year. The duration of these planned outages was shortened in the current fiscal year compared to the prior year which also contributed to the increase in production.

Other Income Statement Items

	Three months ended November 30,		2011-2010
(in millions)	2011	2010	Change	Percent
Selling, general and administrative expenses	$100.6	$89.3	$11.3	13%
Other operating (income) expenses	(16.4)	20.8	(37.2)	NM
Interest (expense)	—	(10.4)	10.4	(100%)
Interest income	4.1	4.8	(0.7)	(15%)

Interest income (expense), net	4.1	(5.6)	9.7	NM
Foreign currency transaction gain (loss)	55.1	(30.9)	86.0	NM
Gain on sale of equity investment	—	685.6	(685.6)	(100%)
Other (expense)	(0.8)	(0.3)	(0.5)	NM
Provision for income taxes	230.7	281.3	(50.6)	(18%)
Equity in net earnings of nonconsolidated companies	0.9	1.1	(0.2)	(18%)

	Six months ended November 30,		2011-2010
(in millions)	2011	2010	Change	Percent
Selling, general and administrative expenses	$201.7	$177.4	$24.3	14%
Other operating expenses	1.1	27.1	(26.0)	(96%)
Interest (expense)	—	(22.9)	22.9	(100%)
Interest income	9.2	10.3	(1.1)	(11%)

Interest income (expense), net	9.2	(12.6)	21.8	NM
Foreign currency transaction gain (loss)	49.4	(28.9)	78.3	NM
Gain on sale of equity investment	—	685.6	(685.6)	(100%)
Other (expense)	(0.1)	(0.9)	0.8	89%
Provision for income taxes	435.8	390.9	(44.9)	11%
Equity in net earnings of nonconsolidated companies	2.7	4.9	(2.2)	45%

Selling, General and Administrative Expenses

For the six months ended November 30, 2011, selling general and administrative expenses were $201.7 million compared to $177.4 million for the six months ended November 30, 2010. The increase in expense is primarily related to an increase in salaries and benefits of $13.0 million and an increase in charitable contributions of $3.3 million compared to the same period in the prior year.

Other Operating (Income) Expenses

For the three and six months ended November 30, 2011, we had other operating income of $16.4 million and expenses of $1.1 million, respectively, compared with expenses of $20.8 million and $27.1 million, respectively, for the same periods in the prior year. The income in the current year was primarily related to insurance proceeds received in the second quarter of fiscal 2012 of approximately $25 million of which approximately $20 million reflected an advance of proceeds related to an incident at our Faustina ammonia plant.

Interest Income (Expense), net

For the three and six months ended November 30, 2011 we had net interest income of $4.1 million and $9.2 million, respectively, compared to net interest expense of $5.6 million and $12.6 million in the same periods in the prior year. Interest expense was lower this year due to a higher amount of capitalized interest primarily related to capital expenditures for our Potash expansion projects compared to the same periods in the prior year. We capitalize interest on all construction in process projects.

Foreign Currency Transaction Gain (Loss)

For the three and six months ended November 30, 2011, we recorded foreign currency transaction gains of $55.1 million and $49.4 million, respectively, compared with losses of $30.9 million and $28.9 million, respectively, for the same periods in the prior year. For the three and six months ended November 30, 2011, the gains were mainly the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

For the three and six months ended November 30, 2010, the losses were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

Gain on Sale of Equity Investment

For the three and six months ended November 30, 2010, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. The tax impact on this transaction was $115.5 million which was included in our provision for income taxes as of November 30, 2010.

Provision for Income Taxes

Three months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2011	27.0%	$230.7
2010	21.5%	281.3

Six months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2011	27.5%	$435.8
2010	22.8%	390.9

Income tax expense was $230.7 million and $435.8 million and effective tax rates were 27.0% and 27.5% for the three and six months ended November 30, 2011, respectively. For the three and six months ended November 30, 2010, we had income tax expense of $281.3 million and $390.9 million and effective tax rates of 21.5% and 22.8%, respectively. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

For the three and six months ended November 30, 2010, tax expense specific to the periods included a $115.5 million expense related to the gain on the sale of our interest in Fosfertil which resulted in a lower effective tax rate for those periods.

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

Liquidity and Capital Resources

As of November 30, 2011, we had $3.6 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. On, November 17, 2011, we purchased an aggregate of 21.3 million shares of our Class A Common Stock, Series A-4 (the “Shares”) from the MAC Trusts. The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a purchase price of approximately $1.2 billion for the Shares. The repurchase was funded with available cash. This repurchase completed the required disposition of 157 million shares designated to be sold by Cargill and the MAC Trusts during the 15-month period following the Split-off.

On October 24, 2011, we completed the $750 million public offering of the New Senior Notes. Subsequent to the quarter ended November 30, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes. The redemption occurred on December 1, 2011 and was funded from a portion of the proceeds from the New Senior Notes offering. For additional information concerning these transactions, see Note 10 of our Condensed Consolidated Financial Statements.

We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2012. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750 million credit facility of which $729 million was available for working capital needs and investment opportunities as of November 30, 2011.

The following table represents a comparison of the net cash provided by operating activities, net cash (used in) provided by investing activities, and net cash used in financing activities for the six months ended November 30, 2011 and 2010:

	Six months ended November 30,		2011 - 2010
(in millions)	2011	2010	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$1,072.0	$1,087.9	$(15.9)	(1%)
Net cash (used in) provided by investing activities	(777.1)	58.4	(835.5)	(1431%)
Net cash used in financing activities	(489.2)	(63.2)	(426.0)	674%

Approximately $1.9 billion of cash and cash equivalents are held by non-U.S. subsidiaries as of November 30, 2011. There are no significant restrictions that would preclude us from bringing these funds back to the U.S. However, we currently have no intention of remitting certain undistributed earnings of non-U.S.

subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings. In addition, the majority of these funds are not subject to significant foreign currency cash flow impacts as the bulk of these funds are held in U.S. dollar denominated investments. Information about the investment of our cash and cash equivalents is included in Note 3 to the Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During each of the six months ended November 30, 2011 and 2010, net cash provided by operating activities was $1.1 billion. During the six months ended November 30, 2011, operating cash flows were primarily generated from net earnings and offset by changes in working capital including reductions in accounts payable and accrued liabilities. The decrease in accounts payable is primarily due to the timing of payments. The decrease in accrued liabilities is primarily due to a decrease in customer prepayments, accrued incentives and other non-income taxes.

Investing Activities

Net cash used in investing activities was $777.1 million for the six months ended November 30, 2011, compared to net cash provided by investing activities of $58.4 million in the same period in fiscal 2011. The increase in cash used in investing activities is primarily due to $1.0 billion in proceeds from the sale of our investment in Fosfertil partially offset by our investment in the Miski Mayo Mine of $385 million in the prior year and an increase in capital expenditures primarily related to expansion projects in our Potash segment in the current year. Capital expenditures were $778.5 million for the first six months of fiscal 2012, of which $474.6 million related to our Potash expansion projects.

Financing Activities

Net cash used in financing activities for the six months ended November 30, 2011, was $489.2 million, compared to $63.2 million for the same period in fiscal 2011. The increase from the prior year is primarily due to approximately $1.2 billion of cash used to repurchase the Shares from the MAC Trusts partially offset by net proceeds of $736 million received from the public offering of the New Senior Notes completed in the second quarter of fiscal 2012.

Debt Instruments, Guarantees and Related Covenants

See Note 10 of the Condensed Consolidated Financial Statements as well as Note 12 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Form 10-K Report and under “EPA RCRA Initiative” in Note 12 to our Condensed Consolidated Financial Statements in this report.

Off-Balance Sheet Arrangements and Obligations

Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 12 to our Condensed Consolidated Financial Statements.

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

•

changes in the environmental and other governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions, liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of excess nutrients into the Gulf of Mexico;

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

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 16 to the Consolidated Financial Statements in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of November 30, 2011 and May 31, 2011, the aggregate fair values of our Canadian, Brazilian, and Indian foreign currency exchange contracts were ($11.6) million and $14.2 million, respectively. The table below provides information about our significant foreign exchange derivatives.

	As of November 30, 2011			As of May 31, 2011
	Expected Maturity Date			Expected Maturity Date
(in millions US$)	FY 2012	FY 2013	Fair Value	FY 2012	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional—short USD	$738.5	$127.5	$(14.9)	$523.6	$14.6
Weighted Average Rate—Canadian dollar to U.S. dollar	0.9979	0.9808		1.0011
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$99.6		$(2.8)	$212.5	$1.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.7544			1.5918
Notional (million US$)—short	$95.7	$26.6		$49.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.7468	1.7861		1.7022
Indian Rupee
Notional (million US$)—long	$39.5	$74.8	$4.8	$46.0	$(1.1)
Weighted Average Rate—Indian rupee to U.S. dollar	49.6236	51.1220		46.2261
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$30.3		$(0.2)	$130.0	$(0.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7893			1.6058
Notional (million US$)—short	$22.0			$80.0
Weighted Average Rate—Brazilian real to U.S. dollar	1.8542			1.6113
Foreign Currency Exchange Options
Indian Rupee
Notional (million US$)—USD Call	$24.0		$1.5
Weighted Average Participation Rate—Indian rupee to U.S. dollar	49.0000

Total Fair Value			$(11.6)		$14.2

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of November 30, 2011 and May 31, 2011, the fair value of our natural gas commodities contracts were ($17.0) million and ($4.9) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of November 30, 2011				As of May 31, 2011
	Expected Maturity Date				Expected Maturity Date
(in millions)	FY 2012	FY 2013	FY 2014	Fair Value	FY 2012	FY 2013	FY 2014	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	8.5	8.1	6.6	$(17.0)	9.3	6.6	6.6	$(4.9)
Weighted Average Rate (US$/MMBtu)	$4.08	$4.25	$4.39		$4.65	$4.50	$4.63

Total Fair Value				$(17.0)				$(4.9)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended November 30, 2011.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 12 to our Condensed Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 12 of our Condensed Consolidated Financial Statements:

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

The Florida Department of Environmental Protection (the “FDEP”) has recently proposed state rules that, if adopted, could supplant many of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. The FDEP rule proposal has been challenged in a state administrative proceeding by certain nongovernmental organizations, and we cannot predict when or whether it will be adopted, its final terms or when or the extent to which it will affect us.

The following table shows, for each of our U.S. mines that is subject to the Federal Mine Safety and Health Act of 1977 (“MSHA”), the information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section references are to sections of MSHA.

Florida Phosphate Rock Mines
Three Months Ended November 30, 2011	Potash Mine Carlsbad, New Mexico	Four Corners	Hookers Prairie	Hopewell	South Fort Meade	Wingate
Citations for violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104	6	—	2	—	—	—
Orders issued under Section 104(b)	—	—	—	—	—	—
Citations and orders under Section 104(d)	—	—	—	—	—	—
Violations under Section 110(b)(2)	—	—	—	—	—	—
Orders under Section 107(a)	—	—	—	—	—	—
Proposed assessments under MSHA (whole dollars)	$5,822	—	—	—	—	—
Mining-related fatalities	—	—	—	—	—	—
Notice under Section 104(e)	—	—	—	—	—	—
Notice of the potential for a pattern of violations under Section 104(e)	—	—	—	—	—	—
Pending legal actions before the Federal Mine Safety and Health Review Commission	—	—	—	—	—	—

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our employee stock plans relating to the grant of employee stock options, stock appreciation rights, restricted stock unit awards, and other equity-based awards, we have granted and may in the future grant employee stock options to purchase shares of our common stock for which the purchase price may be paid by means of delivery to us by the optionee of shares of our common stock that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the periods covered by this report, no options to purchase shares of our common stock were exercised for which the purchase price was so paid.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Senior Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

January 4, 2012

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