Form 10-Q
period 2012-02-29
MOSAIC CO
filed 2012-03-29
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 296,701,710 shares of Common Stock and 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock as of March 26, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$2,189.5	$2,214.3	$8,287.3	$7,077.4
Cost of goods sold	1,667.7	1,360.7	6,036.1	4,950.8

Gross margin	521.8	853.6	2,251.2	2,126.6
Selling, general and administrative expenses	91.3	83.6	293.0	261.0
Other operating (income) expense	16.8	(0.8)	17.9	26.3

Operating earnings	413.7	770.8	1,940.3	1,839.3
Interest income (expense), net	4.1	(0.2)	13.3	(12.8)
Foreign currency transaction gain (loss)	(44.0)	(31.7)	5.4	(60.6)
Gain on sale of equity investment	—	—	—	685.6
Other (expense)	(19.1)	(16.1)	(19.2)	(17.0)

Earnings from consolidated companies before income taxes	354.7	722.8	1,939.8	2,434.5
Provision for income taxes	87.0	175.9	522.8	566.8

Earnings from consolidated companies	267.7	546.9	1,417.0	1,867.7
Equity in net earnings (loss) of nonconsolidated companies	4.2	(4.3)	6.9	0.6

Net earnings including noncontrolling interests	271.9	542.6	1,423.9	1,868.3
Less: Net earnings (loss) attributable to noncontrolling interests	(1.4)	0.5	1.0	2.9

Net earnings attributable to Mosaic	$273.3	$542.1	$1,422.9	$1,865.4

Basic net earnings per share attributable to Mosaic	$0.64	$1.21	$3.24	$4.18

Diluted net earnings per share attributable to Mosaic	$0.64	$1.21	$3.24	$4.17

Basic weighted average number of shares outstanding	425.4	446.3	438.5	445.8
Diluted weighted average number of shares outstanding	426.7	447.7	439.8	447.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	February 29, 2012	May 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,201.9	$3,906.4
Receivables, net	656.3	926.0
Inventories	1,327.3	1,266.4
Deferred income taxes	150.0	277.8
Other current assets	594.9	308.3

Total current assets	5,930.4	6,684.9
Property, plant and equipment, net of accumulated depreciation of $3,200.6 million and $2,975.8 million, respectively	7,379.5	6,635.9
Investments in nonconsolidated companies	438.4	434.3
Goodwill	1,874.2	1,829.8
Deferred income taxes	94.2	6.5
Other assets	220.0	195.5

Total assets	$15,936.7	$15,786.9

Liabilities and Equity
Current liabilities:
Short-term debt	$81.6	$23.6
Current maturities of long-term debt	1.1	48.0
Accounts payable	800.5	941.1
Accrued liabilities	657.9	843.6
Deferred income taxes	73.7	72.2

Total current liabilities	1,614.8	1,928.5
Long-term debt, less current maturities	1,010.6	761.3
Deferred income taxes	611.2	580.1
Other noncurrent liabilities	869.8	855.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of February 29, 2012 and May 31, 2011	—	—
Class A common stock, $0.01 par value, 275,000,000 shares authorized, 170,759,772 shares issued and 128,759,772 shares outstanding as of February 29, 2012 and 57,768,374 issued and outstanding as of May 31, 2011	1.3	0.6
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of February 29, 2012, 200,000,000 shares authorized and 112,991,398 shares issued and outstanding as of May 31, 2011	—	1.1
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,719,182 shares issued and 296,680,720 shares outstanding as of February 29, 2012, 287,851,416 shares issued and 275,812,954 shares outstanding as of May 31, 2011	3.0	2.8
Capital in excess of par value	1,455.0	2,596.3
Retained earnings	9,687.4	8,330.6
Accumulated other comprehensive income	664.2	710.2

Total Mosaic stockholders’ equity	11,810.9	11,641.6
Noncontrolling interests	19.4	20.3

Total equity	11,830.3	11,661.9

Total liabilities and equity	$15,936.7	$15,786.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	February 29, 2012	February 28, 2011
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,423.9	$1,868.3
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	368.4	324.5
Deferred income taxes	81.8	58.3
Equity in loss of nonconsolidated companies, net of dividends	2.7	2.6
Accretion expense for asset retirement obligations	21.2	24.0
Share-based compensation expense	20.1	18.7
Unrealized loss (gain) on derivatives	32.7	(23.6)
Gain on sale of equity investment	—	(685.6)
Other	7.8	2.5
Changes in assets and liabilities:
Receivables, net	239.4	(183.9)
Inventories	(66.2)	(129.5)
Other current and noncurrent assets	(290.9)	39.5
Accounts payable	(152.1)	94.3
Accrued liabilities and income taxes	(215.2)	97.9
Other noncurrent liabilities	2.9	(54.2)

Net cash provided by operating activities	1,476.5	1,453.8
Cash Flows from Investing Activities:
Capital expenditures	(1,190.3)	(897.3)
Proceeds from sale of equity investment	—	1,030.0
Proceeds from sale of business	—	50.0
Restricted cash	2.3	(13.7)
Investments in nonconsolidated companies	—	(385.3)
Other	6.2	3.1

Net cash used in investing activities	(1,181.8)	(213.2)
Cash Flows from Financing Activities:
Payments of short-term debt	(89.7)	(293.5)
Proceeds from issuance of short-term debt	147.7	284.6
Payments of long-term debt	(542.7)	(467.1)
Proceeds from issuance of long-term debt	748.2	17.6
Payment of tender premium on debt	—	(16.1)
Proceeds from stock options exercised	2.5	18.7
Repurchase of Class A common stock	(1,162.5)	—
Cash dividends paid	(66.1)	(67.0)
Other	(6.5)	7.2

Net cash used in financing activities	(969.1)	(515.6)
Effect of exchange rate changes on cash	(30.1)	104.1

Net change in cash and cash equivalents	(704.5)	829.1
Cash and cash equivalents—beginning of period	3,906.4	2,523.0

Cash and cash equivalents—end of period	$3,201.9	$3,352.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $46.2 million and $27.6 million as of February 29, 2012 and February 28, 2011, respectively)	$12.0	$56.1
Income taxes (net of refunds)	455.4	434.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2010	445.4	$4.5	$2,523.0	$5,905.3	$289.4	$26.2	$8,748.4
Net earnings including noncontrolling interest	—	—	—	2,514.6	—	(1.1)	2,513.5
Foreign currency translation net of tax of $2.9 million	—	—	—	—	384.8	2.6	387.4
Net actuarial gain and prior service cost, net of tax expense of $21.7 million	—	—	—	—	36.0	—	36.0

Comprehensive income						1.5	2,936.9
Stock option exercises	1.2	—	20.3	—	—	—	20.3
Amortization of share based compensation	—	—	21.1	—	—	—	21.1
Contributions from Cargill, Inc.	—	—	18.5	—	—	—	18.5
Dividends ($0.20 per share)	—	—	—	(89.3)	—	—	(89.3)
Dividends for noncontrolling interests	—	—	—	—	—	(4.8)	(4.8)
Acquisition of noncontrolling interest	—	—	—			(2.6)	(2.6)
Tax benefits related to share based compensation	—	—	13.4	—	—	—	13.4

Balance as of May 31, 2011	446.6	4.5	2,596.3	8,330.6	710.2	20.3	11,661.9
Net earnings including noncontrolling interest	—	—	—	1,422.9	—	1.0	1,423.9
Foreign currency translation, net of tax of $0	—	—	—	—	(56.9)	(1.3)	(58.2)
Net actuarial gain and prior service cost, net of tax of $0	—	—	—	—	8.2	—	8.2

Comprehensive income	—	—	—	—	—	(0.3)	1,373.9
Stock option exercises	0.1	—	2.5	—	—	—	2.5
Amortization of share based compensation	—	—	20.1	—	—	—	20.1
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	—	—	—	(1,162.5)
Realized gain on interest rate swap	—	—	—	—	2.7	—	2.7
Dividends ($0.15 per share)	—	—	—	(66.1)	—	—	(66.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax shortfall related to share based compensation	—	—	(1.6)	—	—	—	(1.6)

Balance as of February 29, 2012	425.4	$4.3	$1,455.0	$9,687.4	$664.2	$19.4	$11,830.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (before or after the Cargill Transaction, as defined below, “Mosaic”, and, with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004. On May 25, 2011, we consummated the first in a series of transactions (collectively, the Cargill Transaction”) intended to result in the split-off and orderly distribution of Cargill’s then approximately 64% ownership in us through a series of public offerings. Further information regarding this transaction is included in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (the “10-K Report”) and Note 5 of our Condensed Consolidated Financial Statements.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 81% for the nine months ended February 29, 2012.

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

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of our financial position as of February 29, 2012, and our results of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations and cash flows for the nine months ended February 29, 2012 and February 28, 2011. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our 10-K Report. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives of long-lived assets, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, inventory valuation and accruals for pending legal matters. Actual results could differ from these estimates.

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. These amendments require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This standard became effective for us on June 1, 2011, adoption of which did not have a material impact on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” that requires entities to disclose separately significant transfers of assets and liabilities measured at fair value between Levels 1 and 2 of the fair value hierarchy, transfers into and out of Level 3, and the reasons for those transfers. This ASU also amends the reconciliation of the beginning and ending balances of Level 3 measurements to present information about purchases, sales, issuances and settlements on a gross basis. This standard became effective for Mosaic for the fiscal year ending May 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us on June 1, 2011, adoption of which did not have a material impact on our results of operations or financial position.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncements Issued But Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for our fiscal quarter beginning March 1, 2012. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards will be effective for our fiscal quarter beginning June 1, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on our results of operations or financial position.

In September 2011, the FASB issued ASU No.2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this guidance for our annual goodwill impairment test for fiscal 2013, which will be conducted in the second quarter. We do not expect this guidance to have a material impact on our results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning June 1, 2013 with retrospective application required. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our results of operations or financial position.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	February 29, 2012	May 31, 2011
Accrued liabilities
Non-income taxes	$52.7	$132.6
Payroll and employee benefits	116.8	116.3
Asset retirement obligations	79.5	90.6
Customer prepayments	78.1	243.2
Accrued income taxes	77.0	—
Other	253.8	260.9

	$657.9	$843.6

Other noncurrent liabilities
Asset retirement obligations	$483.2	$482.5
Accrued pension and postretirement benefits	98.9	117.1
Other	287.7	255.5

	$869.8	$855.1

5. Changes in Common Stock

On September 29, 2011, 20,700,000 shares of Class A Common Stock, Series A-4 were converted to Common Stock in connection with their sale in an underwritten public secondary offering by the Margaret A. Cargill Foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended (collectively, the “MAC Trusts”). The MAC Trusts acquired their shares in the May 25, 2011 transaction (the “Split-off”) in which Cargill split off its approximately 64% equity interest in us. In the quarter ended February 29, 2012, in accordance with our Restated Certificate of Incorporation, each such converted share of Class A Common Stock, Series A-4, was retired and cancelled and may not be reissued, and the number of authorized shares of Class A Common Stock was reduced by a corresponding amount.

On October 6, 2011, our stockholders approved the conversion of each share of Class B Common Stock, 112,991,398 shares in the aggregate, on a one-for-one basis into shares of the corresponding series of Class A Common Stock. In the quarter ended February 29, 2012, in accordance with our Restated Certificate of Incorporation, each such converted share of Class B Common Stock was retired and cancelled and may not be reissued, and the number of authorized shares of Class B Common Stock was reduced by a corresponding amount.

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

All other shares (approximately 128.8 million shares in the aggregate) of our stock received by Cargill stockholders (the “Exchanging Cargill Stockholders”) in the Split-off and not sold in the underwritten public secondary offering that occurred on May 25, 2011 immediately following the Split-off are generally subject to

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer restrictions and are to be released in three equal annual installments beginning on the two and one-half year anniversary of the Split-off. We would, at the request of the MAC Trusts or at our own election, register certain of our shares for sale in a secondary offering that could occur each year after the second anniversary of the Split-off, with the first such offering occurring not earlier than twelve months after certain other primary offerings.

Following 180 days after the four-and-one-half year anniversary of the Split-off, the MAC Trusts will have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares they received in the Split-off.

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

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net earnings attributed to Mosaic	$273.3	$542.1	$1,422.9	$1,865.4

Basic weighted average common shares outstanding	425.4	446.3	438.5	445.8
Common stock issuable upon vesting of restricted stock awards	0.5	0.4	0.4	0.4
Common stock equivalents	0.7	1.0	0.8	1.1
Common stock issuable upon vesting of performance units	0.1	—	0.1	—

Diluted weighted average common shares outstanding	426.7	447.7	439.8	447.3

Net earnings per share attributable to Mosaic—basic	$0.64	$1.21	$3.24	$4.18
Net earnings per share attributable to Mosaic—diluted	$0.64	$1.21	$3.24	$4.17

A total of 0.6 million shares of common stock subject to issuance upon exercise of stock options, restricted stock unit awards and performance units for the three and nine months ended February 29, 2012, respectively, and 0.2 million and 0.4 million shares of common stock for the three and nine months ended February 28, 2011, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

7. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the nine months ended February 29, 2012, unrecognized tax benefits increased by $178.0 million to $441.5 million. Of the increase, $71.9 million relates to prior year uncertain positions. If recognized, approximately $267.9 million of the unrecognized tax benefits would affect our effective tax rate in future periods.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $50.2 million and $50.9 million as of February 29, 2012 and May 31, 2011, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

Based on the information available as of February 29, 2012, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

8. Inventories

Inventories consist of the following:

	February 29, 2012	May 31, 2011
Raw materials	$64.8	$58.6
Work in process	306.3	284.3
Finished goods	882.3	852.9
Operating materials and supplies	73.9	70.6

	$1,327.3	$1,266.4

9. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 29, 2012 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2011	$534.7	$1,295.1	$1,829.8
Foreign currency translation	—	44.4	44.4

Balance as of February 29, 2012	$534.7	$1,339.5	$1,874.2

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We received net proceeds from this offering of approximately $736 million. We used $505 million of the net proceeds from this offering to redeem the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due December 2016 (the “7-5/8% Senior Notes”) of our subsidiary, MOS Holdings Inc., on December 1, 2011, and to pay the call premium and accrued but unpaid interest to the redemption date, and will use the remainder for general corporate purposes. We recorded a pre-tax charge of approximately $20 million in this third fiscal quarter, primarily related to the call premium for the 7-5/8% Senior Notes.

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $528.1 million and $1.8 billion for the three and nine months ended February 29, 2012, respectively, and net sales of $454.5 million and $1.6 billion for the three and nine months ended February 28, 2011, respectively which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three and nine months ended February 29, 2012 and February 28, 2011.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	February 29, 2012	May 31, 2011
Current assets	$107.7	$230.0
Non current assets	49.5	50.7

Total assets	$157.2	$280.7

Current liabilities	$41.0	$63.0

Total liabilities	$41.0	$63.0

12. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $30.8 million and $41.7 million as of February 29, 2012 and May 31, 2011, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Hardee County Extension of the South Fort Meade Mine. The mining reserves of our South Fort Meade phosphate rock mine in central Florida straddle the county line between Polk and Hardee Counties. Mining in the Polk County portion of the South Fort Meade mine began in 1995 and is now substantially completed. In 2003,

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we began the permitting process to extend mining into Hardee County (the “Hardee County Extension”) and, by March 2009, had obtained all of the significant permits necessary for mining in the Hardee County Extension from several governmental agencies, other than a federal wetlands permit from the Corps under the CWA (the “Hardee County Extension Permit”). Ongoing delays in receiving the Hardee County Extension Permit impacted the scheduled progression of mining activities for the Hardee County Extension. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. On June 14, 2010, the Corps issued the Hardee County Extension Permit.

On June 30, 2010, the Sierra Club, People for Protecting Peace River and Manasota-88 filed a lawsuit against the Corps in the Jacksonville District Court, contesting the Corps’ issuance of the Hardee County Extension Permit, alleging that the Corps’ actions in issuing the permit violated the substantive and procedural requirements of the CWA, the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and was arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). Plaintiffs alleged in their complaint that the permit improperly authorized the destruction of certain wetlands and streams that are associated with the headwaters of certain creeks and rivers that ultimately drain into the Charlotte Harbor, Florida, estuary and that mining for phosphate has an adverse impact on the local environment. Specific violations of NEPA and CWA asserted by plaintiffs included the Corps’ alleged (i) failure to find that an Environmental Impact Statement (“EIS”) was required; (ii) failure to conduct an adequate analysis under the CWA of alternatives; (iii) refusal to hold a public hearing; and (iv) failure to fully consider the cumulative effects of our South Fort Meade mine. Relief sought in the complaint included: (i) a declaration that the Corps violated its statutory and regulatory duties under the CWA, NEPA, ESA and APA; (ii) a temporary restraining order (“TRO”); (iii) preliminary and permanent injunctions requiring the Corps to rescind the permit; and (iv) enjoining the Corps from reissuing the permit until the Corps has complied with its statutory and regulatory duties under the CWA, NEPA, ESA and APA.

On July 1, 2010, the Jacksonville District Court issued a TRO prohibiting the Corps and us from conducting activities in jurisdictional waters of the United States in reliance on the Hardee County Extension Permit. The TRO remained in effect through July 30, 2010.

On July 30, 2010, the Jacksonville District Court entered a preliminary injunction (the “First Preliminary Injunction”) enjoining disturbance of jurisdictional waters of the United States in reliance on the Hardee County Extension Permit. The Jacksonville District Court also ordered a remand of the Hardee County Extension Permit to the Corps to adequately conduct an alternatives analysis, and further stated a public hearing should be conducted in conjunction with the remand. The order provided that the First Preliminary Injunction was effective until the requisite alternatives analysis was accomplished and a permit was reissued by the Corps, or, alternatively, the case was decided in our favor.

Without the Hardee County Extension Permit, mining at the South Fort Meade mine could not continue without adverse consequences. Three draglines that extract phosphate rock had already exhausted available reserves in Polk County before the Jacksonville District Court issued the TRO and had been idled awaiting access to the new reserves in Hardee County. Accordingly, we indefinitely closed the South Fort Meade mine.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 24, 2011, the plaintiffs amended their complaint to include allegations that our mining of Phase II was a significant new fact that required the Corps to make a supplemental environmental study or assessment in connection with the Hardee County Extension Permit and that our ability to conduct uplands-only mining in Phase II was a fact that should have been considered by the Corps in initially granting the Hardee County Extension Permit.

On June 6, 2011, the plaintiffs filed a motion for a preliminary injunction against our mining of Phase II and, on July 8, 2011, the Jacksonville District Court entered another preliminary injunction (the “Second Preliminary Injunction”) that prevents all mining activities in the Hardee County Extension, including uplands-only mining in Phase II. The Jacksonville District Court found that plaintiffs had demonstrated a substantial likelihood of success on the merits of their NEPA claim and that the Corps failed to adequately conduct its CWA alternatives analysis.

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

For fiscal 2012, we have been able to continue to support planned finished phosphate production levels through a continuation of our mitigation activities, including additional rock sourced from our Florida mines, additional spot purchases from the Miski Mayo Mine and incremental third party purchases. The increased use of purchased phosphate rock due to the Second Preliminary Injunction has increased costs.

On February 21, 2012, we announced that we had entered into a settlement agreement (the “Hardee County Settlement Agreement”) with the plaintiffs that resolved the court proceedings regarding the Hardee County Extension Permit in their entirety and allows mining at the South Fort Meade mine to proceed. Proceedings affected by the Hardee County Settlement Agreement included (i) a ruling by the Jacksonville District Court on

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the merits of the plaintiffs’ claims and (ii) rulings by the Eleventh Circuit on our appeal of the Second Preliminary Injunction, and our request to stay (as to Phase II only) the Second Preliminary Injunction.

The Hardee County Settlement Agreement required the plaintiffs to dismiss their challenge to the Hardee County Extension Permit in exchange for certain commitments by us, including:

•	Preservation of approximately 130 acres of land otherwise eligible for mining.

•

Donation of the Peaceful Horse Ranch in DeSoto County to the State of Florida or, alternatively, a not-for-profit organization for permanent conservation. In December, we acquired Peaceful Horse Ranch, which comprises an estimated 4,171 acres located in DeSoto County at the convergence of Horse Creek and the Peace River. The property is located immediately adjacent to existing conservation lands as well as the water intake for the Peace River Manasota Water Supply Authority. We purchased the property for approximately $10 million. Peaceful Horse Ranch is on the State of Florida’s list of priority projects for its Florida Forever land conservation program. Upon conveyance, we have also agreed to provide up to $2 million for startup and recurring expenses to operate the ranch. Its conservation will expand wildlife corridors and preserve vital habitats and floodplain, while protecting a vital water resource from approaching development.

•	Certain mitigation, monitoring and site enhancements.

•	Additional efforts to obtain permanent conservation easements along the Peace River.

On March 21, 2012, the Eleventh Circuit remanded the case to the Jacksonville District Court for approval, and on March 28, 2012, the Jacksonville District Court granted final approval of the Hardee County Settlement Agreement. The settlement resulted in a pre-tax charge in the third quarter of approximately $13 million.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. On August 24, 2010, we received official confirmation from the Corps that it plans to conduct an area-wide EIS (“AEIS”) for the central Florida phosphate district. The Corps’ current schedule calls for it to issue the AEIS in December 2012. We cannot predict the scope or actual timeline for this process, or what its outcome will be; however, the Corps’ announced schedule has begun to slip, and, although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman Act claims. On December 2, 2011, the Seventh Circuit vacated its September 23, 2011 order and subsequently has held an en banc rehearing.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the “Missouri District Court”). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Our answer to the complaint responds that the plaintiffs’ patent is invalid and we have counterclaimed that the plaintiffs have engaged in inequitable conduct.

The Missouri District Court has stayed the lawsuit pending a reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office.

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

As previously reported, we and PCS disputed, among other matters, when PCS would have received all of its available reserves under the Tolling Agreement and the resulting expiration of the Tolling Agreement, and, on or about May 27, 2009, PCS filed a lawsuit (the “Tolling Agreement Dispute”) against Mosaic Esterhazy in the Queen’s Bench Judicial Centre of Saskatoon, Saskatchewan. On December 7, 2011, we and PCS settled, among other matters, the Tolling Agreement Dispute. Under the settlement, the Tolling Agreement expires at December 31, 2012. We supplied PCS with potash on existing terms under the Tolling Agreement at the existing

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate through the end of calendar 2011, and agreed to supply approximately 1.1 million additional tonnes of potash to PCS on existing terms for calendar 2012. We also granted PCS the right, which it has exercised, to take delivery of approximately 0.1 million of the 1.1 million tonnes through the first quarter of calendar 2013. In addition, effective December 31, 2012, we will receive credit for 1.3 million metric tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited, capacity which is currently allocated to PCS. Expiration of our obligation to ship under the Tolling Agreement will have a material positive effect on the volume of potash available to us to sell to customers at then-current market prices and could have a material positive effect on our results of operations and liquidity.

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

13. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas and ammonia consumed in operations and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

As of February 29, 2012, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	February 29, 2012
Foreign currency derivatives	Foreign currency	US Dollars	1,311.9
Natural gas derivatives	Commodity	MMbtu	18.4
Ocean freight contracts	Freight	Tonnes	2.2

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

		Three months ended		Nine months ended
Derivative Instrument	Location	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Foreign currency derivatives	Cost of goods sold	$14.4	$7.5	$1.1	$11.9
Foreign currency derivatives	Foreign currency transaction gain (loss)	8.6	7.1	(3.8)	11.3
Commodity derivatives	Cost of goods sold	(16.5)	(1.0)	(27.3)	1.6
Freight derivatives	Cost of goods sold	2.2	3.4	(2.7)	(1.2)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	February 29, 2012	Location	February 29, 2012
Foreign currency derivatives	Other current assets	$21.3	Accrued liabilities	$(8.5)
Commodity derivatives	Other current assets	5.2	Accrued liabilities	(22.8)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(10.1)
Freight derivatives	Other current assets	2.0	Accrued liabilities	(2.2)

Total		$28.5		$(43.6)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2011	Location	May 31, 2011
Foreign currency derivatives	Other current assets	$19.1	Accrued liabilities	$(4.3)
Commodity derivatives	Other current assets	0.9	Accrued liabilities	(5.1)
Commodity derivatives	Other assets	0.6	Other noncurrent liabilities	(1.5)
Freight derivatives	Other current assets	3.5	Accrued liabilities	(0.9)

Total		$24.1		$(11.8)

For additional disclosures about fair value measurement of derivative instruments, see Note 14 to the Condensed Consolidated Financial Statements.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on February 29, 2012, was $37.9 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on February 29, 2012, we would be required to post $31.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	February 29, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$21.3	$1.3	$20.0	$—
Commodity derivatives	5.2	0.1	5.1	—
Freight derivatives	2.0	—	—	2.0

Total assets at fair value	$28.5	$1.4	$25.1	$2.0

Liabilities
Foreign currency derivatives	$8.5	$3.2	$5.3	$—
Commodity derivatives	32.9	—	32.9	—
Freight derivatives	2.2	—	—	2.2

Total liabilities at fair value	$43.6	$3.2	$38.2	$2.2

We did not significantly change our valuation techniques from prior periods.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	February 29, 2012		May 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,201.9	$3,201.9	$3,906.4	$3,906.4
Receivables, net	656.3	656.3	926.0	926.0
Short-term debt	81.6	81.6	23.6	23.6
Accounts payable	800.5	800.5	941.1	941.1
Long-term debt, including current maturities	1,011.7	1,099.5	809.3	881.5

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

15. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of February 29, 2012 and May 31, 2011, the net amount due from our non-consolidated companies totaled $103.4 million and $145.7 million, respectively. The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Transactions with non-consolidated companies included in net sales	$210.0	$275.6	$962.2	$664.4
Transactions with non-consolidated companies included in cost of goods sold	112.3	118.8	384.6	366.5

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended February 29, 2012
Net sales to external customers	$1,651.7	$536.5	$1.3	$2,189.5
Intersegment net sales	—	16.7	(16.7)	—

Net sales	1,651.7	553.2	(15.4)	2,189.5
Gross margin	259.4	269.8	(7.4)	521.8
Operating earnings	190.2	233.9	(10.4)	413.7
Capital expenditures	100.4	293.7	17.7	411.8
Depreciation, depletion and amortization expense	66.8	58.3	2.8	127.9

Three months ended February 28, 2011
Net sales to external customers	$1,458.0	$753.4	$2.9	$2,214.3
Intersegment net sales	—	4.3	(4.3)	—

Net sales	1,458.0	757.7	(1.4)	2,214.3
Gross margin	454.2	411.6	(12.2)	853.6
Operating earnings	371.8	413.9	(14.9)	770.8
Capital expenditures	76.7	212.8	22.1	311.6
Depreciation, depletion and amortization expense	62.6	49.1	2.4	114.1

Nine months ended February 29, 2012
Net sales to external customers	$6,050.4	$2,233.2	$3.7	$8,287.3
Intersegment net sales	—	31.5	(31.5)	—

Net sales	6,050.4	2,264.7	(27.8)	8,287.3
Gross margin	1,144.7	1,107.8	(1.3)	2,251.2
Operating earnings	955.0	993.7	(8.4)	1,940.3
Capital expenditures	279.8	868.1	42.4	1,190.3
Depreciation, depletion and amortization expense	195.5	165.0	7.9	368.4

Nine months ended February 28, 2011
Net sales to external customers	$5,013.0	$2,052.9	$11.5	$7,077.4
Intersegment net sales	—	25.7	(25.7)	—

Net sales	5,013.0	2,078.6	(14.2)	7,077.4
Gross margin	1,175.4	953.5	(2.3)	2,126.6
Operating earnings	952.1	883.3	3.9	1,839.3
Capital expenditures	198.4	670.9	28.0	897.3
Depreciation, depletion and amortization expense	182.2	133.8	8.5	324.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table shows the results of operations for the three and nine months ended February 29, 2012 and February 28, 2011:

	Three months ended		2012-2011		Nine months ended		2012-2011
(in millions, except per share data)	February 29, 2012	February 28, 2011	Change	Percent	February 29, 2012	February 28, 2011	Change	Percent
Net sales	$2,189.5	$2,214.3	$(24.8)	(1%)	$8,287.3	$7,077.4	$1,209.9	17%
Cost of goods sold	1,667.7	1,360.7	307.0	23%	6,036.1	4,950.8	1,085.3	22%

Gross margin	521.8	853.6	(331.8)	(39%)	2,251.2	2,126.6	124.6	6%
Gross margin percentage	23.8%	38.5%			27.2%	30.0%
Selling, general and administrative expenses	91.3	83.6	7.7	9%	293.0	261.0	32.0	12%
Other operating (income) expense	16.8	(0.8)	17.6	NM	17.9	26.3	(8.4)	(32%)

Operating earnings	413.7	770.8	(357.1)	(46%)	1,940.3	1,839.3	101.0	5%
Interest income (expense), net	4.1	(0.2)	4.3	NM	13.3	(12.8)	26.1	NM
Foreign currency transaction gain (loss)	(44.0)	(31.7)	(12.3)	39%	5.4	(60.6)	66.0	(109%)
Gain on sale of equity investment	—	—	—	NM	—	685.6	(685.6)	(100%)
Other (expense)	(19.1)	(16.1)	(3.0)	19%	(19.2)	(17.0)	(2.2)	13%

Earnings from consolidated companies before income taxes	354.7	722.8	(368.1)	(51%)	1,939.8	2,434.5	(494.7)	(20%)
Provision for income taxes	87.0	175.9	(88.9)	(51%)	522.8	566.8	(44.0)	(8%)

Earnings from consolidated companies	267.7	546.9	(279.2)	(51%)	1,417.0	1,867.7	(450.7)	(24%)
Equity in net earnings (loss) of nonconsolidated companies	4.2	(4.3)	8.5	NM	6.9	0.6	6.3	NM

Net earnings including noncontrolling interests	271.9	542.6	(270.7)	(50%)	1,423.9	1,868.3	(444.4)	(24%)
Less: Net earnings (loss) attributable to noncontrolling interests	(1.4)	0.5	(1.9)	NM	1.0	2.9	(1.9)	(66%)

Net earnings attributable to Mosaic	$273.3	$542.1	$(268.8)	(50%)	$1,422.9	$1,865.4	$(442.5)	(24%)

Diluted net earnings attributable to Mosaic per share	$0.64	$1.21	$(0.57)	(47%)	$3.24	$4.17	$(0.93)	(22%)
Diluted weighted average number of shares outstanding	426.7	447.7			439.8	447.3

Overview of Consolidated Results for the three months ended February 29, 2012 and February 28, 2011

Net sales were $2.2 billion for the quarters ended February 29, 2012 and February 28, 2011. Net earnings attributable to Mosaic for the three months ended February 29, 2012 were $273.3 million, or $0.64 per diluted share, compared to $542.1 million, or $1.21 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net earnings in the third quarter of fiscal 2012 were lower primarily as a result of lower potash volumes and higher phosphate raw material costs. Our sales volumes for phosphates were higher than the same period in the prior year due to a market recalibration in the current fiscal quarter which resulted in a significant drop in market prices compared to the second quarter of fiscal 2012. Potash selling prices remained firm in the third fiscal quarter and were higher compared to the same period in the prior year. Potash sales volumes were lower than the same period in the prior year due to high pipeline inventories and cautious customer purchasing behavior in the current year. As a result, Mosaic announced curtailments of up to 20% in planned potash production from February through May 2012. During the quarter we also announced a plan to reduce finished phosphate production by up to 250,000 tonnes to help manage inventory levels. Even though we reduced production in the short-term, we believe that long-term crop nutrient market demand fundamentals remain strong due to the positive global outlook for agriculture.

Higher raw material costs more than offset the earnings benefit from the increase in sales volumes for our phosphates products. The higher prices for our key purchased raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand for these raw materials in the current year compared to the year-ago quarter. In addition, because of the preliminary injunction relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County as discussed in Note 12 to our Condensed Consolidated Financial Statements, we have increased our use of phosphate rock purchased from third parties in our production of crop nutrients, resulting in increased raw material costs. The percentage of phosphate rock purchased from our Miski Mayo joint venture used in finished product production in our North American operations increased from 6% in the third quarter of fiscal 2011 to 7% in the current fiscal quarter. The percentage of purchased rock from third parties used in phosphate finished product production in our North American operations increased from 8% in the third quarter of fiscal 2011 to 9% in the third quarter of fiscal 2012.

Other Highlights

During the three months ended February 29, 2012:

•	We maintained a strong financial position with cash and cash equivalents of $3.2 billion as of February 29, 2012.

•	We recorded a foreign currency transaction loss of $44.0 million for the three months ended February 29, 2012 compared with a loss of $31.7 million for the same period a year ago.

•

On February 21, 2012, we announced that we had entered into a settlement that resolved in their entirety the pending court proceedings over the federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County and allows mining at the South Fort Meade mine to proceed. The settlement resulted in a pre-tax charge of approximately $13 million included in other operating expenses. We received final court approval of the settlement on March 28, 2012.

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

•

On December 1, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due 2016 of our subsidiary MOS Holdings Inc. We recorded a pre-tax charge of approximately $20 million in other expense, primarily related to the call premium.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. In the third quarter of fiscal 2012, we had capital expenditures of approximately $185 million related to these projects. At our Esterhazy K2 mine, we have completed our above-ground mill expansion and completion of the below ground expansion activities is anticipated before the end of fiscal 2012. Capacity came on line in the third quarter of fiscal 2012, with full capacity of an estimated 770,000 tonnes expected to be reached in early fiscal 2013.

During the three months ended February 28, 2011:

•

We redeemed the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014 on January 13, 2011. We recorded a pre-tax charge in other expense of approximately $19.0 million in the third fiscal quarter of 2011, primarily related to the call premium and the write-off of unamortized fees.

Overview of Consolidated Results for the nine months ended February 29, 2012 and February 28, 2011

Net earnings attributable to Mosaic for the nine months ended February 29, 2012 were $1.4 billion or $3.24 per diluted share, compared to $1.9 billion or $4.17 per diluted share, for the same period a year ago. Results for the nine months ended February 29, 2012 reflected strengthening of phosphate and potash sales prices in the first six months of fiscal 2012 compared to the same period in the prior year. However, the average selling price of phosphates began to decline in the third quarter of fiscal 2012 as discussed above. Sales volumes for phosphates and potash were slightly lower for the nine months ended February 29, 2012 than the same period in the prior year. Benefits from the increase in selling prices and volumes were offset by higher phosphate raw material costs resulting from higher global demand and tighter supply for these materials in the current year. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other noteworthy matters during the nine months ended February 29, 2012 and February 28, 2011 included:

•	We generated $1.5 billion in cash flows from operations for the nine months ended February 29, 2012. The positive cash flow was primarily driven by net earnings.

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

•

In the second quarter of our prior fiscal year, we completed the sale of our interest in Fosfertil S.A. to Vale, which resulted in a pre-tax gain of $685.6 million ($569.4 million after tax). The tax impact of this transaction was $116.2 million and is included in our provision for income taxes for the nine months ended February 28, 2011.

•

In the first quarter of fiscal 2011, we acquired a 35% economic interest in a joint venture, with subsidiaries of Vale and Mitsui & Co., Ltd., that owns the Miski Mayo Mine in the Bayovar region of Peru for $385 million. Phosphate rock production started at the Miski Mayo Mine and shipments began that same quarter.

•

We continue to focus on operational efficiencies in Phosphates and Potash through disciplined operational improvements. Due to these efficiencies, during the current fiscal year, we have been able to increase production at our Phosphates mines other than South Fort Meade which has decreased the impact of the preliminary injunctions that have resulted in that mine operating at lower operating rates. During the third quarter, we achieved a monthly production record at our Wingate phosphate mine.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended		2012-2011		Nine months ended		2012-2011
(in millions, except price per tonne or unit)	February 29, 2012	February 28, 2011	Change	Percent	February 29, 2012	February 28, 2011	Change	Percent
Net sales:
North America	$603.4	$508.2	$95.2	19%	$1,881.1	$1,547.3	$333.8	22%
International	1,048.3	949.8	98.5	10%	4,169.3	3,465.7	703.6	20%

Total	1,651.7	1,458.0	193.7	13%	6,050.4	5,013.0	1,037.4	21%
Cost of goods sold	1,392.3	1,003.8	388.5	39%	4,905.7	3,837.6	1,068.1	28%

Gross margin	$259.4	$454.2	$(194.8)	(43%)	$1,144.7	$1,175.4	$(30.7)	(3%)

Gross margin as a percent of net sales	16%	31%			19%	23%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	931	719	212	29%	2,687	2,544	143	6%
International	857	807	50	6%	2,851	3,154	(303)	(10%)
Crop Nutrient Blends	489	511	(22)	(4%)	2,104	2,078	26	1%
Feed Phosphates	169	162	7	4%	468	433	35	8%
Other(b)	145	172	(27)	(16%)	836	898	(62)	(7%)

Total Phosphates Segment Tonnes(a)	2,591	2,371	220	9%	8,946	9,107	(161)	(2%)

Average selling price per tonne:
DAP (FOB plant)	$536	$543	$(7)	(1%)	$577	$468	$109	23%
Crop Nutrient Blends (FOB destination)	588	503	85	17%	586	452	134	30%
Average cost per unit:
Ammonia (metric tonne)	$589	$406	$183	45%	$573	$383	$190	50%
Sulfur (long ton)	228	166	62	37%	232	150	82	55%

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended February 29, 2012 and February 28, 2011

The Phosphates segment’s net sales increased to $1.7 billion for the three months ended February 29, 2012, compared to $1.5 billion in the third quarter of fiscal 2011. Higher sales volumes resulted in increased sales of approximately $150 million. Lower average domestic sales prices were offset by higher International average sales prices resulting in additional net sales of approximately $10 million.

Our average DAP selling price was $536 per tonne for the three months ended February 29, 2012, a decrease of $7 per tonne from the prior year due to recalibration in domestic prices early in the quarter. The selling price of crop nutrient blends (“Blends”) for the three months ended February 29, 2012 increased 17% compared to the same period in the prior year, due to an increase in the prices of materials used to produce Blends, primarily potash and nitrogen.

The Phosphates segment’s sales volumes were higher, with 2.6 million tonnes for the three months ended February 29, 2012 compared to 2.4 million tonnes for the same period in the prior year. The increase was primarily due to a recalibration of the average domestic selling price.

We consolidate the financial results of PhosChem. Included in our results for the three months ended February 29, 2012 is PhosChem net sales and cost of goods sold for its other member of $125 million, compared with $97 million for the third quarter in fiscal 2011.

Gross margin for the Phosphates segment of $259.4 million decreased from $454.2 million in the third quarter of fiscal 2011. Higher costs of approximately $280 million had an unfavorable impact on gross margin. This was partially offset by higher sales volumes, which had a favorable impact on gross margin of $70 million. The increase in costs was primarily due to increased raw material costs in our North American operations, which includes sulfur, ammonia and purchased rock, of approximately $140 million, and higher raw material costs of $85 million used in the production of our international products, including Blends. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 16% for the three months ended February 29, 2012 compared to 31% in the same period a year ago.

In the third quarter of fiscal 2012, higher sulfur and ammonia prices unfavorably impacted cost of goods sold for North American operations by approximately $110 million compared with prior year results. The average consumed price for sulfur for our North American operations increased to $228 per long ton for the three months ended February 29, 2012, from $166 in the same period a year ago. The average consumed price for ammonia for our North American operations increased to $589 per tonne in the third quarter of fiscal 2012 from $406 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview. The increase in ammonia costs was also impacted by approximately $10 million related to the temporary shutdown of our Faustina ammonia plant as a result of an outage that occurred in April 2011, partially offset by insurance proceeds related to the outage of approximately $29 million of which $8 million is included in cost of goods sold and $21 million is included in other operating (income) expense.

Costs were also impacted by net unrealized mark-to-market derivative losses of $3.7 million in the third quarter of fiscal 2012, primarily on commodity derivatives, compared to gains of $3.0 million for the same period a year ago, primarily on natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.0 million tonnes for the third quarter of fiscal 2012 and 2011. Our North American phosphate rock production was 2.9 million tonnes during the third quarter of fiscal 2012, compared with 3.4 million tonnes in the same quarter of fiscal 2011. The decreased phosphate rock production in fiscal 2012 was primarily due to South Fort Meade operating at a lower rate in the third quarter of fiscal 2012 than the same period in the prior year primarily because of a partial settlement of the South Fort Meade permit litigation that allowed us to engage in limited mining in the fiscal 2011 quarter.

Nine months ended February 29, 2012 and February 28, 2011

The Phosphates segment’s net sales increased to $6.1 billion for the nine months ended February 29, 2012 compared to $5.0 billion in the same period a year ago. The increase was primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $940 million, partially offset by a decrease in sales volumes that resulted in a decrease in net sales of approximately $20 million.

Our average DAP selling price was $577 per tonne for the nine months ended February 29, 2012, an increase of $109 per tonne or 23% compared with the same period a year ago due to the factors discussed in the Overview. The increase in the selling price of Blends was 30% compared to the same period a year ago due to the factors discussed in the three-month discussion above.

The Phosphates segment’s sales volumes decreased to 8.9 million tonnes for the nine months ended February 29, 2012, compared to 9.1 million tonnes in the same period a year ago primarily due to lower export sales.

PhosChem net sales and cost of goods sold from sales for its other member were $489 million for the nine months ended February 29, 2012, compared with $370 million for the same period a year ago.

Gross margin for the Phosphates segment decreased to $1.1 billion for the nine months ended February 29, 2012 compared to $1.2 billion for the nine months ended February 28, 2011. Gross margin in the current year was unfavorably impacted by higher costs of approximately $950 million offset by higher average sales prices, which resulted in a favorable impact on gross margin of $940 million. The higher costs were primarily due to higher raw material costs used in the production of our international products, including Blends, of approximately $445 million and higher raw material costs in our North American operations, which include sulfur, ammonia and purchased rock, of approximately $430 million. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was 19% for the nine months ended February 29, 2012, compared to 23% in the same period a year ago.

For the nine months ended February 29, 2012, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $370 million compared with prior year results. The average consumed price for sulfur increased to $232 per long ton for the nine months ended February 29, 2012 from $150 in the same period a year ago. The average consumed price for ammonia increased to $573 per tonne for the nine months ended February 29, 2012 from $383 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview. The increase in ammonia costs was also impacted by approximately $60 million due to the temporary shutdown of our Faustina ammonia plant as a result of an outage, partially offset by insurance proceeds related to the outage of approximately $49 million of which $8 million is included in cost of goods sold and $41 million is included in other operating (income) expense.

Costs were unfavorably impacted by net unrealized mark-to-market derivative losses of $8.2 million for the nine months ended February 29, 2012, compared with gains of $1.0 million for the same period a year ago, primarily on natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 6.2 million tonnes for the nine months ended February 29, 2012 compared with 6.3 million tonnes for the nine months ended February 28, 2011. Our North American phosphate rock production was 8.4 million tonnes for the nine months ended February 29, 2012, compared with 8.2 million tonnes in the same period a year ago. The increased phosphate rock production in fiscal 2012 was primarily due to increased production at our Four Corners, Wingate and Hookers Prairie mines. The South Fort Meade mine was producing on a limited basis in the first three quarters of both fiscal 2012 and 2011 due to the preliminary injunctions relating to the extension of the mine into Hardee County as discussed in Note 12 of our Condensed Consolidated Financial Statements.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended		2012-2011		Nine months ended		2012-2011
(in millions, except price per tonne or unit)	February 29, 2012	February 28, 2011	Change	Percent	February 29, 2012	February 28, 2011	Change	Percent
Net sales:
North America	$299.1	$461.4	$(162.3)	(35%)	$1,189.8	$1,344.3	$(154.5)	(11%)
International	254.1	296.3	(42.2)	(14%)	1,074.9	734.3	340.6	46%

Total	553.2	757.7	(204.5)	(27%)	2,264.7	2,078.6	186.1	9%
Cost of goods sold	283.4	346.1	(62.7)	(18%)	1,156.9	1,125.1	31.8	3%

Gross margin	$269.8	$411.6	$(141.8)	(34%)	$1,107.8	$953.5	$154.3	16%

Gross margin as a percent of net sales	49%	54%			49%	46%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	291	757	(466)	(62%)	1,429	2,344	(915)	(39%)
International	618	944	(326)	(35%)	2,715	2,531	184	7%

Total	909	1,701	(792)	(47%)	4,144	4,875	(731)	(15%)
Non-agricultural	182	162	20	12%	527	468	59	13%

Total	1,091	1,863	(772)	(41%)	4,671	5,343	(672)	(13%)

Average selling price per tonne (FOB plant):
MOP—North America(b)	$531	$394	$137	35%	$527	$366	$161	44%
MOP—International	411	316	95	30%	400	292	108	37%
MOP Average	453	358	95	27%	445	340	105	31%

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	This price excludes industrial and feed sales.

Three months ended February 29, 2012 and February 28, 2011

The Potash segment’s net sales decreased to $553.2 million for the three months ended February 29, 2012, compared to $757.7 million in the same period a year ago. Lower sales volumes resulted in a decrease in net sales of approximately $290 million partially offset by higher average sales prices which resulted in additional net sales of approximately $100 million.

The Potash segment’s sales volumes decreased to 1.1 million tonnes for the three months ended February 29, 2012, compared to 1.9 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average muriate of potash (“MOP”) selling price was $453 per tonne in the third quarter of fiscal 2012, compared to $358 per tonne in the same period a year ago. MOP selling prices, both domestic and international, increased due to the factors discussed in the Overview. Although both domestic and international selling prices have increased compared to the same period a year ago, the international MOP selling prices continue to be below domestic market prices.

Gross margin for the Potash segment decreased to $269.8 million for the three months ended February 29, 2012 from $411.6 million for the same period last year. Gross margin was unfavorably impacted by approximately $190 million due to lower sales volumes partially offset by a favorable impact of approximately $100 million due to the increased selling prices. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 49% for the three months ended February 29, 2012, compared to 54% for the same period a year ago.

We incurred $64.6 million in Canadian resource taxes and royalties for the three months ended February 29, 2012 compared with $55.3 million in the same period a year ago. The increase in these taxes and royalties was due primarily to a decrease from the prior year in the deduction for capital expenditures related to our expansion projects.

Costs were impacted by net unrealized mark-to-market derivative gains of $3.8 million for the three months ended February 29, 2012, primarily on foreign currency derivatives compared with gains of $6.9 million for the same period a year ago.

We incurred $59.0 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during the third quarter of fiscal 2012 compared to $42.0 million in the same period a year ago. The rate of brine inflows at our Esterhazy mine varies over time within historical ranges. Although the inflow rate remains within the historical range that we have successfully managed since 1985, results for the third quarter of fiscal 2012 include higher costs associated with the introduction of advanced technologies beginning in the second quarter, including horizontal drilling techniques. We plan to continue to enhance our understanding, management and mitigation of recent inflow patterns and disposal of brine that is removed from the mine. As a result, planned brine management costs will remain high but for the fourth quarter will decline from third quarter fiscal 2012 levels.

For the three months ended February 29, 2012, potash production was 1.8 million tonnes compared to 2.0 million tonnes in the same period a year ago.

Nine months ended February 29, 2012 and February 28, 2011

The Potash segment’s net sales increased to $2.3 billion for the nine months ended February 29, 2012, compared with $2.1 billion in the same period in the prior year, primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $510 million, partially offset by a decrease in sales volumes that resulted in a decrease in net sales of approximately $320 million.

The Potash segment’s sales volumes decreased to 4.7 million tonnes for the nine months ended February 29, 2012 compared to 5.3 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average MOP selling price was $445 per tonne for the nine months ended February 29, 2012, an increase of $105 per tonne compared with the same period a year ago as potash selling prices have increased due to the factors described in the Overview.

Gross margin for the Potash segment increased to $1.1 billion for the nine months ended February 29, 2012 from $1.0 billion for the same period last year. Gross margin was favorably impacted by approximately $510 million due to an increase in sales prices, partially offset by a decrease in sales volumes which unfavorably impacted gross margin by $210 million. Other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 49% for the nine months ended February 29, 2012, compared to 46% for the same period a year ago.

We incurred $227.4 million in Canadian resource taxes and royalties for the nine months ended February 29, 2012, compared with $186.5 million in the same period a year ago. The increase in these taxes and royalties was due primarily to the increase in sales from the same period in the prior year and a decrease in the deduction for capital expenditures related to our expansion projects.

Costs were unfavorably impacted by net unrealized mark-to-market derivative losses, primarily on natural gas derivatives, of $20.7 million for the nine months ended February 29, 2012, compared with gains, primarily on foreign currency derivatives, of $11.1 million for the same period a year ago.

We incurred $142.5 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine for the nine months ended February 29, 2012, compared to $111.2 million in the same period a year ago. Expenses for brine inflow reflected the factors discussed in the three-month discussion above.

For the nine months ended February 29, 2012, potash production was 5.5 million tonnes compared to 5.2 million tonnes for the same period in the prior year. We increased our production rates in the first quarter of fiscal 2011 continuing through the second quarter of fiscal 2012 to meet the increasing demand. Historically, we perform planned major maintenance at our operating plants in the first half of the fiscal year. The duration of these planned outages was shortened in the current fiscal year compared to the prior year which also contributed to the increase in production. In the third quarter of fiscal 2012 we decreased production due to lower demand as discussed in the Overview.

Other Income Statement Items

	Three months ended		2012-2011
(in millions)	February 29, 2012	February 28, 2011	Change	Percent
Selling, general and administrative expenses	$91.3	$83.6	$7.7	9%
Other operating (income) expenses	16.8	(0.8)	17.6	NM
Interest (expense)	—	(4.8)	4.8	(100%)
Interest income	4.1	4.6	(0.5)	(11%)

Interest income (expense), net	4.1	(0.2)	4.3	NM
Foreign currency transaction (loss)	(44.0)	(31.7)	(12.3)	39%
Other (expense)	(19.1)	(16.1)	(3.0)	19%
Provision for income taxes	87.0	175.9	(88.9)	(51%)
Equity in net earnings (loss) of nonconsolidated companies	4.2	(4.3)	8.5	(198%)

	Nine months ended		2012-2011
(in millions)	February 29, 2012	February 28, 2011	Change	Percent
Selling, general and administrative expenses	$293.0	$261.0	$32.0	12%
Other operating expenses	17.9	26.3	(8.4)	(32%)
Interest (expense)	—	(27.6)	27.6	(100%)
Interest income	13.3	14.8	(1.5)	(10%)

Interest income (expense), net	13.3	(12.8)	26.1	NM
Foreign currency transaction gain (loss)	5.4	(60.6)	66.0	(109%)
Gain on sale of equity investment	—	685.6	(685.6)	(100%)
Other (expense)	(19.2)	(17.0)	(2.2)	(13%)
Provision for income taxes	522.8	566.8	(44.0)	8%
Equity in net earnings of nonconsolidated companies	6.9	0.6	6.3	NM

Selling, General and Administrative Expenses

For the nine months ended February 29, 2012, selling general and administrative expenses were $293.0 million compared to $261.0 million for the nine months ended February 28, 2011. The increase in expense is primarily related to an increase in salaries and benefits of approximately $15.0 million and an increase in costs of approximately $12.0 million associated with our operational improvement initiatives, primarily related to information technology enhancements.

Other Operating (Income) Expense

For the three and nine months ended February 29, 2012, we had other operating expense of $16.8 million and $17.9 million, respectively, compared with income of $0.8 million and expenses of $26.3 million, respectively, for the same periods in the prior year. The expense for the three months ended February 29, 2012 includes approximately $13million in costs related to the settlement of court proceedings related to the South Fort Meade mine, approximately $8 million in costs related to asset retirement obligations for closed facilities and approximately $6 million for asset write-offs in our Phosphate business, and $7 million in charitable contributions to the Mosaic Foundation. These costs were partially offset by approximately $21 million in insurance proceeds related to an outage at our Faustina ammonia plant. Other operating (income) expense for the same quarter of the prior fiscal year included approximately $40 million from insurance recoveries primarily in our Potash business. These insurance recoveries were partially offset by approximately $11 million of expenses related to the Cargill Transaction and costs related to closed facilities in our Phosphates business.

Other operating expense for the nine months ended February 29, 2012 included approximately $41 million related to insurance proceeds received related to the Faustina ammonia plant partially offset by approximately $8 million of expenses related to the Cargill Transaction and the costs noted in the three month discussion above. Other operating expenses for the same period of the prior year included approximately $30 million related to costs for closed facilities in our Phosphates business.

Interest Income (Expense), net

For the three and nine months ended February 29, 2012, we had net interest income of $4.1 million and $13.3 million, respectively, compared to net interest expense of $0.2 million and $12.8 million in the same periods in the prior year. Interest expense was lower this year due to a higher amount of capitalized interest primarily related to capital expenditures for our Potash expansion projects compared to the same periods in the prior year.

Foreign Currency Transaction Gain (Loss)

For the three and nine months ended February 29, 2012, we recorded a foreign currency transaction loss of $44.0 million and a gain of $5.4 million, respectively, compared with losses of $31.7 million and $60.6 million, respectively, for the same periods in the prior year. For the three months ended February 29, 2012, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates. For the nine months ended February 29, 2012, the gain was mainly the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

For the three and nine months ended February 28, 2011, the losses were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

Other Income (Expense)

For the three and nine months ended February 29, 2012, we recorded a charge of approximately $20 million for the call premium related to the redemption of the remaining $469.3 million aggregate principal amount of our 7-5/8% Senior Notes due December 2016.

For the three months ended February 28, 2011, we recorded a charge of approximately $19 million for the call premium and write-off of unamortized fees related to the redemption of the remaining $455.4 million aggregate principal amount of our 7-3/8% Senior Notes due December 2014.

Gain on Sale of Equity Investment

For the nine months ended February 28, 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. The tax impact on this transaction was $116.2 million which was included in our provision for income taxes as of February 28, 2011.

Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
February 29, 2012	24.5%	$87.0
February 28, 2011	24.3%	175.9

Nine months ended	Effective Tax Rate	Provision for Income Taxes
February 29, 2012	27.0%	$522.8
February 28, 2011	23.3%	566.8

Income tax expense was $87.0 million and $522.8 million and effective tax rates were 24.5% and 27.0% for the three and nine months ended February 29, 2012, respectively. For the three and nine months ended February 28, 2011, we had income tax expense of $175.9 million and $566.8 million and effective tax rates of 24.3% and 23.3%, respectively. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

For the nine months ended February 28, 2011, tax expense specific to the period included a $116.2 million expense related to the gain on the sale of our interest in Fosfertil, which resulted in a lower effective tax rate for the period.

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

Liquidity and Capital Resources

As of February 29, 2012, we had $3.2 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. On November 17, 2011, we purchased an aggregate of 21.3 million shares of our Class A Common Stock, Series A-4 (the “Shares”) from the MAC Trusts. The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a purchase price of approximately $1.2 billion for the Shares. The repurchase was funded with available cash. This repurchase completed the required disposition of 157 million shares designated to be sold by Cargill and the MAC Trusts during the 15-month period following the Split-off.

On October 24, 2011, we completed the $750 million public offering of the New Senior Notes. On December 1, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes. The redemption was funded from a portion of the proceeds from the New Senior Notes offering. For additional information concerning these transactions, see Note 10 of our Condensed Consolidated Financial Statements.

We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2012. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750 million credit facility of which $730 million was available for working capital needs and investment opportunities as of February 29, 2012.

The following table represents a comparison of the net cash provided by operating activities, net cash (used in) provided by investing activities, and net cash used in financing activities for the nine months ended February 29, 2012 and February 28, 2011:

	Nine months ended		2012 - 2011
(in millions)	February 29, 2012	February 28, 2011	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$1,476.5	$1,453.8	$22.7	2%
Net cash used in investing activities	(1,181.8)	(213.2)	(968.6)	454%
Net cash used in financing activities	(969.1)	(515.6)	(453.5)	88%

Approximately $2.0 billion of cash and cash equivalents are held by non-U.S. subsidiaries as of February 29, 2012. There are no significant restrictions that would preclude us from bringing these funds back to the U.S. However, we currently have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings. In addition, the majority of these funds are not subject to significant foreign currency cash flow impacts as the bulk of these funds are held in U.S. dollar denominated investments. Information about the investment of our cash and cash equivalents is included in Note 3 to the Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the nine months ended February 29, 2012 and February 28, 2011, net cash provided by operating activities was $1.5 billion. During the nine months ended February 29, 2012, operating cash flows were primarily generated from net earnings combined with reductions in accounts receivable and offset by reductions in accounts payable and accrued liabilities. The decrease in accounts receivable is due to lower sales volumes in Potash in the third quarter of fiscal 2012. The decrease in accounts payable is primarily due to the timing of payments. The decrease in accrued liabilities is primarily due to a decrease in customer prepayments, accrued incentives and other non-income taxes.

Investing Activities

Net cash used in investing activities was $1.2 billion for the nine months ended February 29, 2012, compared to net cash used by investing activities of $213.2 million in the same period in fiscal 2011. The increase in cash used in investing activities is primarily due to $1.0 billion in proceeds from the sale of our investment in Fosfertil, partially offset by our investment in the Miski Mayo Mine of $385 million in the prior year and an increase in capital expenditures primarily related to expansion projects in our Potash segment in the current year. Capital expenditures were $1.2 billion for the first nine months of fiscal 2012, of which $659.3 million related to our Potash expansion projects.

Financing Activities

Net cash used in financing activities for the nine months ended February 29, 2012, was $969.1 million, compared to $515.6 million for the same period in fiscal 2011. The increase from the prior year is primarily due to approximately $1.2 billion of cash used to repurchase the Shares from the MAC Trusts and $505 million of cash used to redeem the 7-5/8% Senior Notes due 2016, partially offset by net proceeds of $736 million received from the public offering of the New Senior Notes completed in the second quarter of fiscal 2012.

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	further developments in judicial or administrative proceedings;

•

difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of, required governmental and regulatory approvals including permitting activities;

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

Foreign Currency Exchange Contracts

As of February 29, 2012 and May 31, 2011, the aggregate fair values of our Canadian, Brazilian, and Indian foreign currency exchange contracts were $13.1 million and $14.2 million, respectively. The table below provides information about our significant foreign exchange derivatives.

	As of February 29, 2012			As of May 31, 2011
	Expected Maturity Date			Expected Maturity Date
(in millions US$)	FY 2012	FY 2013	Fair Value	FY 2012	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional—short USD	$365.9	$533.9	$17.3	$523.6	$14.6
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0113	1.0114		1.0011
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$111.9		$(1.8)	$212.5	$1.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.7554			1.5918
Notional (million US$)—short	$(59.6)	$(45.1)		$49.2
Weighted Average Rate—Brazilian real to U.S. dollar	1.7265	1.8052		1.7022
Indian Rupee
Notional (million US$)—long	$27.0	$104.8	$(2.5)	$46.0	$(1.1)
Weighted Average Rate—Indian rupee to U.S. dollar	52.1079	51.7541		46.2261
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$30.5		$0.1	$130.0	$(0.5)
Weighted Average Rate—Brazilian real to U.S. dollar	1.7389			1.6058
Notional (million US$)—short	$(17.3)			$80.0
Weighted Average Rate—Brazilian real to U.S. dollar	1.7079			1.6113

Total Fair Value			$13.1		$14.2

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of February 29, 2012 and May 31, 2011, the fair value of our natural gas commodities contracts were ($30.2) million and ($4.9) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of February 29, 2012				As of May 31, 2011
	Expected Maturity Date				Expected Maturity Date
(in millions)	FY 2012	FY 2013	FY 2014	Fair Value	FY 2012	FY 2013	FY 2014	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	3.8	8.1	6.6	$(30.2)	9.3	6.6	6.6	$(4.9)
Weighted Average Rate (US$/MMBtu)	$4.24	$4.38	$4.55		$4.65	$4.50	$4.63

Total Fair Value				$(30.2)				$(4.9)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended February 29, 2012.

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

We are also subject to the following legal and environmental proceedings in addition to those described in Note 12 of our Condensed Consolidated Financial Statements:

•

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the U.S Environmental Protection Agency (“EPA”) and U.S. Department of Justice (“DOJ”) at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act (the “CAA”) for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. We have settled this matter for $245,000, subject to court approval.

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that set numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division (the “Tallahassee District Court”), for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The NNC Rule set criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012. Our lawsuit asserted, among other matters, that the criteria set by EPA did not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and sought a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

In February 2012, the Tallahassee District Court invalidated the NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. In March 2012, the Tallahassee District Court ordered that the effective date of the parts of the NNC Rule that the court had upheld be postponed until July 2012. At the present time, we do not intend to appeal the Tallahassee District Court’s February 2012 ruling and do not know whether any of the other parties will appeal.

The NNC Rule includes regulatory relief mechanisms, as well as a provision for site-specific alternative criteria which, if approved by the EPA, allow for deviations from the water quality standard that is otherwise applicable under the NNC Rule. We intend to explore the use of site-specific alternative criteria, where appropriate; however, we cannot presently predict whether we will be able to obtain approval of site-specific alternative criteria or the extent to which such approved criteria would moderate the impacts of the NNC Rule on us.

The Florida Department of Environmental Protection (the “FDEP”) has recently proposed state rules that, if adopted, could supplant many of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. The FDEP rule proposal has been challenged in a state administrative proceeding by certain nongovernmental organizations, and we cannot predict when or whether it will be upheld; if it is upheld whether it will be approved in whole or in part by the EPA, its final terms or when or the extent to which it will affect us.

Subject to further developments in the FDEP rulemaking, the EPA’s reconsideration of the remanded portion of its rule and the FDEP rule (if the FDEP rule is upheld by the state administrative proceeding) and further litigation developments, we expect that compliance with the requirements of the NNC Rule could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 6.	EXHIBITS

Reference is made to the Exhibit Index on page E-1 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/s/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Senior Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

March 29, 2012

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1