Form 10-K
period 2012-05-31
MOSAIC CO
filed 2012-07-17
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

As of November 30, 2011, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock and Class A Common Stock, was approximately $19.0 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 296,720,433 shares of Common Stock, 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock, each par value $0.01 per share, as of July 11, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2012 Annual Meeting of Stockholders (Part III)

2012 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is the world’s leading producer and marketer of combined concentrated phosphate and potash crop nutrients for the global agriculture industry. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan, New Mexico and Michigan. We have other production, blending or distribution operations in Brazil, China, India, Argentina, and Chile, and a strategic equity investment in a new phosphate rock mine in the Bayovar region in Peru. Our operations include in the top four nutrient-consuming countries in the world.

The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. On May 25, 2011, we consummated the first in a series of transactions intended to result in the split-off and orderly distribution of Cargill, Incorporated’s then approximately 64% equity interest in us through a series of public offerings. Further information regarding this transaction is described under “Cargill Transaction” in this report. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into two reportable business segments: Phosphates and Potash. The following chart shows the respective contributions to fiscal 2012 sales volumes, net sales and operating earnings for each of these business segments:

Phosphates Segment — We are the largest integrated phosphate producer in the world and one of the largest producers of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Our Phosphates segment also includes our North American and international distribution activities. Our distribution activities include sales offices, port terminals and warehouses in the United States, Canada, and several other key international countries. In addition, the international distribution activities include blending, bagging and production facilities in Brazil, China, India, Argentina and Chile. We accounted for approximately 13% of estimated global production and 58% of estimated North American production of concentrated phosphate crop nutrients during fiscal 2012.

Potash Segment — We are the fourth-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We accounted for approximately 12% of estimated global potash production and 39% of estimated North American potash production during fiscal 2012.

As used in this report:

•	“Mosaic” means The Mosaic Company, both before and after the Merger described below under “Cargill Transaction”;

•	“GNS” means the company known as GNS II (U.S.) Corp. until it was renamed The Mosaic Company in connection with the Merger;

•	“MOS Holdings” means the company known as The Mosaic Company until it was renamed MOS Holdings Inc. in connection with the Merger;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries, individually or in any combination;

•	“Cargill Crop Nutrition” means the crop nutrient business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	“Cargill Transaction” means the transactions described below under “Cargill Transaction”;

•	“MAC Trusts” means the Margaret A. Cargill foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended;

•

“Merger” means a Merger that occurred on May 25, 2011 as part of the transaction described below under “Cargill Transaction.” The Merger was between a subsidiary of GNS and MOS Holdings and had the effect of recapitalizing our Common Stock and making GNS the parent company of MOS Holdings. Prior to the Merger, GNS was a wholly-owned subsidiary of the company then known as The Mosaic Company. In the Merger, all of the outstanding stock of MOS Holdings was converted, on a one-for-one basis, into GNS stock. In connection with the Merger, the company formerly known as The Mosaic Company was renamed MOS Holdings Inc. and GNS was renamed The Mosaic Company. Following the Merger, our common stock continues to trade under the ticker symbol MOS;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons.

Cargill Transaction

Following Cargill’s fiscal 2011 split-off (the “Split-off”) and debt exchange (the “Debt Exchange”) in which it divested its approximately 64% equity interest in us, in fiscal 2012 we completed several additional transactions in furtherance of the planned orderly distribution of our stock that Cargill stockholders (the “Exchanging Cargill Stockholders”) acquired from it in the Split-off.

•

On September 29, 2011, we converted 20.7 million shares of our Class A Common Stock, Series A-4, to Common Stock in connection with their sale in an underwritten public secondary offering by the MAC Trusts.

•

On October 6, 2011, our stockholders approved the conversion of each of our 113.0 million outstanding shares of Class B Common Stock on a one-for-one basis into shares of the corresponding series of Class A Common Stock.

•

On November 17, 2011, we purchased an aggregate 21.3 million shares of our Class A Common Stock, Series A-4, from the MAC Trusts. The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a total purchase price of approximately $1.2 billion. This repurchase completed the disposition of the 157.0 million shares designated to be sold during the 15-month period following the Split-off by Exchanging Cargill Stockholders and by Cargill debtholders who received our stock in the Debt Exchange.

All other shares (approximately 128.8 million shares in the aggregate) of our stock received by the Exchanging Cargill Stockholders in the Split-off and not sold in the underwritten public secondary offering that occurred on May 25, 2011 immediately following the Split-off are generally subject to transfer restrictions and are to be released in three equal annual installments beginning on November 26, 2013, unless they are sold prior to the release date. We would, at the request of the MAC Trusts or at our own election, register certain of our shares for sale in a secondary offering that could occur each year beginning May 26, 2013. The maximum number of shares that may be included in each such offering is to be determined by the lead underwriter chosen by us for such offering.

Following May 23, 2016, the MAC Trusts will have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares they received in the Split-off.

Our agreements with Cargill and the Exchanging Cargill Stockholders also contain additional provisions relating to private and market sales under specified conditions.

We have included additional information about the Cargill Transaction in Note 2 of our Consolidated Financial Statements and in response to Item 13 of Part II of this report, which information is incorporated herein by reference, and the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.

Other Business Developments during Fiscal 2012

We continued to execute on our strategic and other priorities. At the core of our strategy is a plan to extend our resource base and invest in the growth of both phosphates and potash. In fiscal 2012, we took the following steps:

•

We continued the expansion of capacity in our Potash segment, in line with our view of the long-term fundamentals of increasing global demand in that business. From the inception of our planned brownfield expansions, we expect to increase our annual proven peaking capacity for finished product by approximately five million tonnes by the end of the decade. At our Esterhazy mine K2 shaft and mill, we have substantially completed our expansion and anticipate the full capacity of an estimated incremental 0.7 million tonnes to be available in fiscal 2013. We are positioning our expansion projects with flexibility in timing so we are able to bring the additional capacity on line when market demand warrants.

•

We set a new record for sales of the premium product MicroEssentials® (“MES”). MES sales increased approximately 30% in the current fiscal year from the prior fiscal year. We completed new manufacturing capacity and is now able to produce 2.3 million tonnes of MES per year.

•	On September 23, 2011, Standard and Poor’s included us in the S&P 500 index.

•

On October 24, 2011, we completed a $750 million public debt offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041.

•

On December 1, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due 2016 of our subsidiary MOS Holdings. We recorded a pre-tax charge of approximately $20 million in other expense, primarily related to the call premium.

•

On December 7, 2011, we reached a settlement that will end our obligation to supply potash to Potash Corporation of Saskatchewan Inc. (“PCS”) from our Esterhazy mine under a tolling agreement (the “Tolling Agreement”) at the beginning of calendar 2013. Under the Tolling Agreement, we have been delivering up to approximately 1.1 million tonnes of potash per year. In addition, effective December 31, 2012, we will receive credit for 1.3 million tonnes of capacity (the “Tolling Agreement Peaking Capacity”) at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited (“Canpotex”), an export association of certain Canadian potash producers.

•

On February 21, 2012, we announced that we had settled the pending court proceedings over the federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County (the “Hardee County Extension Permit Litigation”). We received final court approval of the settlement on March 28, 2012. Preliminary injunctions entered in connection with this lawsuit had resulted in shutdowns or reduced production at our South Fort Meade mine. The settlement resulted in a pre-tax charge of approximately $13 million included in other operating expenses. As a result of the settlement, we will be able to resume full production at our South Fort Meade mine by the end of first quarter of fiscal 2013.

We have included additional information about these and other developments in our business during fiscal 2012 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.

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

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients

We are the largest producer of concentrated phosphate crop nutrients and animal feed ingredients in the world. Our U.S. phosphates operations have capacity to produce approximately 4.3 million tonnes of phosphoric acid (“P2O5 ”) per year, or about 9% of world capacity and about 45% of North American capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 3.9 million tonnes during fiscal 2012 and accounted for approximately 10% of estimated global production and 45% of estimated North American output during fiscal 2012.

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

In addition, our Phosphates segment is one of the largest producers and marketers of phosphate-based animal feed ingredients in the United States. Production of our animal feed ingredients products is located at our New Wales, Florida facility. We market our feed phosphate primarily under the leading brand names of Biofos® and NexfosTM.

Our primary phosphate crop nutrient production facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned phosphate mines in Florida:

Annual capacity by plant as of May 31, 2012 and production volumes by plant for fiscal 2012 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials® /Feed Phosphate
Facility	Operational Capacity(b)	Production	Operational Capacity(b)	Production
Florida:
Bartow	0.9	0.9	2.2	2.1
New Wales	1.7	1.6	4.1	3.3
Riverview	0.9	0.8	1.8	1.7

	3.5	3.3	8.1	7.1
Louisiana:
Faustina	-	-	1.6	1.2
Uncle Sam	0.8	0.6	-	-

	0.8	0.6	1.6	1.2

Total	4.3	3.9	9.7	8.3

(a)	Our ability to produce processed phosphates has been less than our operational capacity stated in the table above, except to the extent we purchase phosphoric acid.
(b)

Actual production varies from that shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure, product mix, and other operating conditions.

The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP and MAP. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.

We produced approximately 7.7 million tonnes of concentrated phosphate crop nutrients for fiscal 2012 and accounted for roughly 13% of estimated world output and 58% of estimated North American production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 12.1 million tonnes in fiscal 2012 and accounted for approximately 6% of estimated world production and 43% of estimated North American production. We are the world’s second largest miner of phosphate rock and currently operate four mines with a combined annual capacity of approximately 16.0 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.

All of our wholly owned phosphate mines and related mining operations are located in central Florida. During fiscal 2012, we operated four active mines: Four Corners, South Fort Meade, Hookers Prairie and Wingate. We plan to develop two large mines at Ona and at DeSoto to replace mines that will be depleted at various times during the next decade.

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

The following table shows, for each of our phosphate mines, annual capacity as of May 31, 2012 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)	Annual Operational Capacity(a)	2012			2011			2010
Facility		Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)
Four Corners	7.0	7.4	64.1	29.3	6.7	65.5	30.0	5.6	66.4	30.4
South Fort Meade(d)	5.5	1.2	65.6	30.0	1.8	63.7	29.2	4.3	63.0	28.8
Hookers Prairie	2.0	2.1	65.9	30.2	1.8	65.8	30.1	1.8	64.8	29.7
Wingate	1.5	1.4	62.8	28.7	1.0	64.6	29.6	1.1	65.0	29.7
Hopewell(e)	-	-	-	-	0.2	66.5	30.4	0.5	68.7	31.4

Total	16.0	12.1	64.4	29.5	11.5	65.2	29.8	13.3	65.0	29.8

(a)

Actual production varies from annual operational capacity shown in the above table due to factors that include among others the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions, as well as the effect of recent initiatives intended to improve operational excellence.

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

(d)

Production at the South Fort Meade mine reflects the temporary shutdown during most of the first six months of fiscal 2011 and subsequently reduced production level for the remainder of that fiscal year and all of fiscal 2012 as a result of the preliminary injunctions entered in the Hardee County Extension Permit Litigation.

(e)	The Hopewell mine’s reserves were exhausted in January 2011.

We also purchase phosphate rock. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on product mix and tonnage requirements, our need for purchased phosphate rock could increase in the future in order to meet product specifications, particularly as we develop our proposed Ona and DeSoto mines.

We have a 35% economic interest in a joint venture, which owns a phosphate rock mine (the “Miski Mayo Mine”) in the Bayovar region of Peru. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine reduces our purchases of phosphate rock from other suppliers. The Miski Mayo Mine’s annual production capacity is expected to be 3.9 million tonnes when fully operational.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2012:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL(d)	% P2O5
Active Mines
Four Corners	60.3		64.6	29.6
South Fort Meade	52.3		64.2	29.4
Hookers Prairie	3.8	(e)	66.4	30.4
Wingate	37.9		63.4	29.0

Total Active Mines	154.3		64.2	29.4
Planned Mining
Ona	245.5		63.5	29.0
DeSoto	148.0	(f)	64.8	29.7

Total Planned Mining	393.5		64.0	29.3

Total Mining	547.8		64.0	29.3

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

(c)	Of the reserves shown, 510.4 million tonnes are proven reserves, while probable reserves totaled 37.4 million tonnes.
(d)	Average product BPL ranges from approximately 63% to 66%.
(e)

Of the tonnes shown at Hookers Prairie, our lease of 0.8 million tonnes requires us to pay royalties of $2.00 per short ton of the reserves that we mine. In addition, our lease of 0.6 million tonnes requires us to pay royalties between $1.25 to $1.35 per short ton. We estimate that Hookers Prairie mine’s reserves will be exhausted by the end of fiscal 2014.

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

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:

•	Of the tonnes shown for the Wingate mine, 0.5 million tonnes are under a lease that we have the right to extend through 2014 and for which we have prepaid substantially all royalties.

•	We hold the reserves referred to in Note (e) to the above table under leases that we have rights to extend to 2015 and 2022, respectively.

•

We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and the initial clay settling areas. A limited partnership, South Ft. Meade Partnership, L.P. (“SFMP”), owns the majority of the mineable acres shown in the table for the South Fort Meade mine.

•	We currently have a 94% economic interest in the profits and losses of SFMP. SFMP is included as a consolidated subsidiary in our financial statements.

•

We have a long-term mineral lease with SFMP. This lease expires on December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP averaged approximately $8 million annually over the last three fiscal years ended May 31, 2012, 2011 and 2010.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•

The surface rights to approximately 882 acres shown in the table above for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Royalties on the approved leases equal approximately 5% of the six-month rolling average mining cost of production when mining these reserves. Under the lease, we paid $1.2 million in royalties to the U.S. government in fiscal 2012.

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

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.6 million long tons of sulfur during fiscal 2012. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either direct to our phosphate plants or have it sent for gathering to terminals that are located on the US gulf coast.

We own and operate sulfur terminals in Houston, Texas and Riverview, Florida. We also lease terminal space in Tampa, Florida; Houston and Beaumont, Texas. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck, rail and barge from nearby refineries.

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

Ammonia

We use ammonia together with phosphoric acid to produce both DAP, MAP and MES. We used approximately 1.4 million tonnes of ammonia during fiscal 2012. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia.

Our Florida ammonia needs are supplied by offshore producers, under multi-year and annual contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in 2013, which we may extend for up to five additional years. A third party operates the Port Sutton ammonia facility pursuant to an agreement that expires in 2013, which we may extend for an unlimited number of additional five year terms, as long as we or the other party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in calendar 2012. Ammonia is transported by pipeline from the terminals to our production facilities. The service agreement with the pipeline providers for Bartow will expire at the end of calendar year 2012. The service agreements with the pipeline provider for New Wales and Riverview were due for renewal on June 30, 2012. We plan to execute an interim agreement to ensure continuity of service until the final terms can be agreed upon and accepted by both parties.

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

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future gas purchases.

The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts. On average, we purchase approximately 14 million MMbtu of natural gas per year for use in ammonia production at Faustina.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we purchase on average approximately two million MMbtu of natural gas per year in Florida only as a thermal fuel for various production processes.

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

International Production

Our international operations include production in Brazil and Argentina. Our production facilities include plants that produce up to 800,000 tonnes per year of single superphosphate (“SSP”) and granulated SSP crop nutrients by mixing sulfuric acid with phosphate rock purchased from unrelated third party and the Miski Mayo Mine.

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

We have a long term potash capacity expansion plan in Saskatchewan, Canada in response to expected growth in global potash demand. From the inception of our planned brownfield expansions, we expect to increase our annual proven peaking capacity for finished product by approximately five million tonnes by the end of the decade. At our Esterhazy mine K2 shaft and mill, we have substantially completed our expansion and anticipate the full capacity of an estimated incremental 0.7 million tonnes to be available in fiscal 2013. We are positioning our expansion projects with flexibility in timing so we are able to bring the additional capacity on line when market demand warrants.

POTASH EXPANSION PROJECTS

(tonnes in millions)	Estimated Completion (Fiscal Year) (b)	Estimated In-service (Fiscal Year) (c)	Estimated Additional Annual Operational Capacity (d)
Complete
Colonsay (a)		2011-2012	0.2
Esterhazy
K1 (a)		2012	0.1
K2		2013	0.7
In progress
Belle Plaine	2013	2015-2016	0.6
Colonsay	2013	2014-2015	0.5
Esterhazy
K3	2017	2017-2018	0.9
Future (e)
Belle Plaine			1.5
Colonsay			0.5

			5.0

(a)	During fiscal year 2012, 0.2 million tonnes were placed in service and included in operational capacity.
(b)	Estimated completion years indicate when capital will be substantially invested.
(c)	Estimated in-service years indicate when capacity is expected to begin to be added; does not necessarily reflect full operating capacity.
(d)

Estimates based on project engineers but will be impacted by factors which include quality of reserves and nature of geological formations we are mining at a particular time. Ore grade assumptions are based on historical studies, modified for most recent historical grades.

(e)	Not yet approved by our Board of Directors.

As shown in the table above, we have realized the first capacity increases from the expansions at our Esterhazy and Colonsay, Saskatchewan potash mines. In addition, we anticipate that significant capacity increases will begin to be realized from expansion projects at our Belle Plaine, Colonsay and Esterhazy, Saskatchewan potash mines beginning in fiscal 2013. All other expansion projects are progressing as planned. We estimate that our total operational capacity including the planned expansions and the Tolling Agreement operational capacity will approximate 15.0 million tonnes. We estimate that our proven peaking capacity including the planned expansions and the Tolling Agreement peaking capacity will approximate 16.1 million tonnes.

The map below shows the location of each of our potash mines.

Our current potash annualized proven peaking capacity, excluding tonnage produced at Esterhazy under the Tolling Agreement, totals 10.3 million tonnes of product per year and accounted for approximately 13% of world capacity and 37% of North American capacity. Production during fiscal 2012, excluding tonnage produced for PCS under the Tolling Agreement, totaled 7.4 million tonnes and accounted for approximately 12% of estimated world production and 39% of estimated North American production.

The following table shows, for each of our potash mines, annual capacity as of May 31, 2012 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)			2012			2011			2010
Facility	Annualized Proven Peaking Capacity (a)(b)(c)(i)	Annual Operational Capacity (a)(b)(d)(i)(j)	Ore Mined	Grade % K2O (e)	Finished Product	Ore Mined	Grade % K2O (e)	Finished Product	Ore Mined	Grade % K2O (e)	Finished Product
Canada
Belle Plaine—MOP	2.8	2.4	8.8	18.0	2.3	8.4	18.0	2.2	5.7	18.0	1.5
Colonsay—MOP	1.8	1.5	3.1	25.4	1.1	3.2	25.0	1.1	2.2	24.9	0.8
Esterhazy—MOP	5.3	4.9	12.4	23.2	4.0	11.8	23.9	3.9	6.7	24.1	2.3

Canadian Total	9.9	8.8	24.3	21.6	7.4	23.4	21.9	7.2	14.6	21.8	4.6
United States
Carlsbad—MOP	0.5	0.5	2.5	10.6	0.2	3.0	10.2	0.3	3.0	11.2	0.4
Carlsbad—K-Mag® (f)	1.1	1.0	3.8	5.1	0.8	3.5	5.1	0.7	2.7	6.7	0.6

Carlsbad Total	1.6	1.5	6.3	7.2	1.0	6.5	7.4	1.0	5.7	9.1	1.0
Hersey—MOP (g)	0.1	0.1	0.2	26.7	0.1	0.1	26.7	0.1	0.1	26.7	-

United States Total	1.7	1.6	6.5		1.1	6.6		1.1	5.8		1.0

Totals	11.6	10.4	30.8	18.7	8.5	30.0	18.8	8.3	20.4	18.3	5.6

Total excluding toll production (h)	10.3	9.3	27.5		7.4	27.2		7.4	19.3		5.2

(a)	Finished product.
(b)

Actual production varies from annual operational capacity shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, the quality of the reserves and the nature of the geologic formations we are mining at any particular time, accidents, mechanical failure, product mix, and other operating conditions.

(c)	Represents full capacity assuming no turnaround or maintenance time.
(d)	Annual operational capacity is our estimated annual achievable production level, including completed expansions.
(e)	Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(f)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(g)	The Hersey facility also mines, processes and sells salt.
(h)	We toll produce MOP at our Esterhazy mine under the Tolling Agreement.
(i)

The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a test run at the maximum production level. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the test run has been completed.

(j)

In fiscal 2012, annual operating capacities reflected a change in procedures used to establish ore grade assumptions. For prior periods, we used a third party report from 2009. Current assumptions rely more heavily on recently mined ore grades. Operational capacities will continue to be updated to the extent new production results impact ore grades assumptions.

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

Our potash mines in Canada produce MOP exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 1,000 meters where continuous mining machines cut out the ore face and load it onto conveyor belts. The ore is then crushed, moved to storage bins and hoisted to refineries above ground. In contrast, our solution mining process involves heated brine, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 1,500 meters. A cluster consists of a series of boreholes drilled into the potash ore. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, the solution is pumped into a cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 15 different MOP products, including industrial grades, many through proprietary processes.

Under the Tolling Agreement, we have mined and refined PCS’ potash reserves at our Esterhazy mine for a nominal fee plus a pro rata share of operating and capital costs for approximately forty years. Under the agreement, we have delivered to PCS up to approximately 1.1 million tonnes of potash per year. The Tolling Agreement provided for a term through December 31, 2011 as well as certain renewal terms at the option of PCS, but only to the extent PCS had not received all of its available reserves under the contract. To the extent we have not fully utilized the capacity to satisfy our obligations under the contract, the productive capacity at our Esterhazy mine otherwise used to satisfy our obligations under the Tolling Agreement has been and continues to be available to us for sales to any of our customers at then-current market prices.

As previously reported, on December 7, 2011, we and PCS settled, among other matters, a dispute regarding the expiration of the Tolling Agreement. Under the settlement, the Tolling Agreement expires at December 31, 2012. We agreed to supply approximately 1.1 million tonnes of potash to PCS on existing terms for calendar 2012. We also granted PCS the right, which it has exercised, to take delivery of approximately 0.1 million of the 1.1 million tonnes through the first quarter of calendar 2013. In addition, effective December 31, 2012, we will receive credit for 1.3 million tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex, capacity which is currently allocated to PCS. Canpotex is an export association of certain Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	14,489	9,718	106,862	131,069
Leased from Province	51,568	67,006	191,116	309,690
Leased from others	-	2,726	70,200	72,926

Total under control	66,057	79,450	368,178	513,685

We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2023 to 2142.

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

Since December 1985, we have effectively managed an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced changing amounts and patterns of brine inflows at Esterhazy. To date, the brine inflow, including our remediation efforts to control it, have not had a material impact on our production processes or volumes. The volume of the net brine inflow (the rate of inflow less the amount we are pumping out of the mine) or net outflow (when we are pumping more brine out of the mine than the rate of inflow) fluctuates and is dependent on a number of variables, such as the location of the source of the inflow; the magnitude of the inflow; available pumping, surface and underground brine storage capacities; underground injection well capacities; and the effectiveness of calcium chloride and cementatious grout used to reduce or prevent the inflows, among other factors. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized and others that have been charged to expense, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows. We have begun construction of a new third shaft at the Esterhazy mine as part of our potash expansion plan which is also designed to mitigate risk from current and future inflows.

Due to the ongoing brine inflow at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers’ shaft mines, our Colonsay, Saskatchewan, and Carlsbad, New Mexico, mines are also subject to the risks of inflow of water as a result of their shaft mining operations, but water inflow risks at these mines are included in our insurance coverage subject to deductibles, retentions and limits negotiated with our insurers.

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

At the Carlsbad facility, we mine and refine potash from 73,781 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 249 million tonnes of potash mineralization (calculated after estimated extraction losses) in two mining beds evaluated at thicknesses ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 16 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 22 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for approximately 31 years and 22 years, respectively.

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

Royalties for the U.S. operations amounted to approximately $18.8 million for fiscal 2012. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases.

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2012 for each of our mines is as follows:

(tonnes in millions)	Reserves (a)(b)		Potash Mineralization (a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	797	18.0	2,338
Colonsay	241	26.4	297
Esterhazy	751	24.5	811

sub-totals	1,789	21.9	3,446
United States
Carlsbad	249	7.5	-
Hersey	41	26.7	-

sub-totals	290	10.2	-

Totals	2,079	20.2	3,446

(a)

There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes 1.3 billion tonnes of proven reserves and 0.8 billion tonnes of probable reserves.
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

Natural Gas

Natural gas is used at our potash solution mines as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. Our two solution mines accounted for approximately 81% of our Potash segment’s total natural gas requirements for potash production in fiscal 2012. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 17 million MMbtu for fiscal 2012. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operations in Michigan and New Mexico purchase physical gas in their respective regional markets via the MichCon and El Paso Permian Basin market hubs as pricing references, respectively. We use financial derivative contracts to manage the price of portions of our future purchases.

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

We own port facilities in Savage, Minnesota as well as warehouse distribution facilities in Pekin, Illinois; Henderson, Kentucky; Melbourne, Kentucky; and Houston, Texas, which has a deep water berth providing access to the Gulf of Mexico.

In addition to the geographically situated facilities that we own, our U.S. distribution operations also include leased distribution space or contractual throughput agreements in other key geographical areas such as California, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Nebraska, New York, North Dakota, Pennsylvania and Texas.

Our Canadian customers include independent dealers and national accounts. We also lease and own warehouse facilities in Saskatchewan, Ontario, Quebec and Manitoba in Canada.

International

Outside of the United States and Canada, we market our Phosphates segment’s products through PhosChem, as well as our Phosphates segment’s own international distribution activities. During fiscal 2012, PhosChem marketed approximately 70% of our phosphate export sales volume. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 59% of total U.S. export volume of concentrated phosphates and 13% of global trade volume. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, Australia, Brazil, Japan and Colombia. During fiscal 2012, PhosChem’s dry concentrated phosphates exports to Asia were 50% of total dry shipments by volume, with India representing 40% of PhosChem’s total dry concentrated phosphates export shipments.

Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex. Canpotex sales are generally allocated among its members based on production capacity. We currently supply approximately 37.1%, by volume, of Canpotex’s requirements. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Phosphates segment, which acquires its potash primarily through Canpotex. The largest amount of international potash sales are to Brazil, Indonesia, China, India, Malaysia, Korea, Japan, Thailand, Vietnam and Australia.

Our Phosphates segment also purchases phosphates, potash and nitrogen products from unrelated third parties to produce blended crop nutrients (“Blends”).

To service the needs of our customers, our international distribution activities include a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix differs based on seasonal and other factors. Our international operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, primarily via Canpotex, and is expected to continue to do so in the future.

The following maps show the locations of our primary distribution operations in South America and Asia:

Other Products

With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphates segment supplies animal feed ingredients for poultry and livestock to customers in North America, Latin America and Asia. Our potash sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, we sell potash for de-icing and as a water softener regenerant, as well as fluorosilicic acid for water fluoridation.

COMPETITION

Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale, transportation and storage efficiencies, and obtain market intelligence.

Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth markets of Latin America and Asia, with port terminals, warehouses, and blending plants in the following countries: Brazil, Argentina, Chile, China, and India. Our global presence allows us to efficiently serve customers in approximately 40 countries.

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

We believe that we are a low cost integrated producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock also allows us to reduce our purchases of phosphate rock from other suppliers.

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

With facilities in both central Florida and Louisiana, in addition to dedicated marine and other assets for the transportation and handing of sulfur, we are logistically well positioned to fulfill our needs at very competitive prices. Those multiple production points also afford us the flexibility to optimally balance supply and demand.

We have a strong brand in several of the countries in which we have international distribution activities. In addition to having access to our own production, our international distribution activities have the capability to supply a wide variety of crop nutrients to our dealer/farmer customer base. Our presence in Latin America and Asia allows us to capitalize on the growth in nutrient demand in these large and growing international regions.

We are subject to many environmental laws and regulations in Florida and Louisiana that are often more stringent than those to which producers in other countries are subject.

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. We also ship product from our Carlsbad, New Mexico, potash facility to our South American and Asian distribution centers. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that our potash cost structure is competitive in the industry and should improve as we achieve the expected increases in production from our planned expansions.

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop failure; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes, and demand for more protein rich food, particularly in developing regions such as China, India, and Latin America; changing demand for biofuels; variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations about farmer economics, future crop nutrient prices and availability and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

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

Our international operations are subject to risks from changes in foreign currencies, or government policy, which can affect local farmer economics.

OTHER MATTERS

Employees

We had approximately 8,000 employees as of May 31, 2012, consisting of approximately 2,900 salaried and 5,100 hourly employees.

Labor Relations

As of May 31, 2012:

•

We had ten collective bargaining agreements with unions covering approximately 97% of our hourly employees in the U.S. and Canada. Of these employees, approximately 46% are covered under collective bargaining agreements scheduled to expire in fiscal 2013.

•

Agreements with ten unions covered all employees in Brazil, representing 72% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

•	We also had collective bargaining agreements with unions covering employees in several other countries.

Failure to renew any of our union agreements could result in a strike or labor stoppage that could have a material adverse effect on our operations. However, we have not experienced significant work stoppage in many years and historically have had good labor relations.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 17, 2012 is set forth below:

Name	Age	Position
Anthony T. Brausen	53	Senior Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	60	Senior Vice President—Phosphates Operations
Mark E. Kaplan	44	Vice President—Public Affairs
Richard L. Mack	44	Executive Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	55	Senior Vice President—Commercial
James “Joc” C. O’Rourke	51	Executive Vice President—Operations
James T. Prokopanko	59	Chief Executive Officer, President and Director
Corrine D. Ricard	49	Senior Vice President—Human Resources
Lawrence W. Stranghoener	58	Executive Vice President and Chief Financial Officer

Anthony T. Brausen. Mr. Brausen was promoted to Senior Vice President—Finance and Chief Accounting Officer of Mosaic in December 2011. His responsibilities include global Accounting, Financial Planning, Treasury, Tax, Risk Advisory & Assurance and Information Technology. Previously, Mr. Brausen served as Vice President—Finance and Chief Accounting Officer since April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company, a designer, manufacturer and marketer of floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products, since March 2000. From 1989-2000, Mr. Brausen held several financial management positions, including Vice President and Treasurer, Assistant Controller and Director of Investor Relations, with International Multifoods Corporation, a diversified publicly-traded food processor and distributor. From 1981-1989, Mr. Brausen held various positions with KPMG LLP.

Gary “Bo” N. Davis. Mr. Davis was promoted to Senior Vice President—Phosphate Operations of Mosaic in July 2011. Previously, Mr. Davis served as Vice President—Phosphate Operations of Mosaic since June 2010, as Vice-President—Phosphate Operations for all of Mosaic’s Florida and Louisiana operations since 2007 and Vice President of Mining since Mosaic’s formation in 2004. Prior to the Combination, Mr. Davis held several positions at Cargill, including Vice President, Operations for the fertilizer division from 1999 to 2004. Mr. Davis has worked in the crop nutrient industry for over 30 years.

Mark E. Kaplan. Mr. Kaplan was elected Vice President—Public Affairs in August 2011. Mr. Kaplan joined Mosaic in January 2007 as Vice President – Planning and Government Affairs of our subsidiary Mosaic Fertilizer, LLC to lead its government affairs function in Florida. In May 2010, Mr. Kaplan became Vice President—Public Affairs and Policy for Mosaic’s Phosphates business segment, leading its overall public affairs function. Prior to joining Mosaic, Mr. Kaplan served as chief of staff for former Florida Governor Jeb Bush. He also held roles as president and general counsel of Carlisle Development Group LLC, executive director of the Florida Housing Finance Corporation and a shareholder in the law firm Katz, Kutter, Haigler, Alderman Bryant & Yon, P.A.

Richard L. Mack. Mr. Mack was elected Executive Vice President, General Counsel and Corporate Secretary effective January 1, 2009. Mr. Mack served as Senior Vice President, General Counsel and Corporate Secretary of Mosaic since its formation in 2004. Mr. Mack also provides executive oversight for Mosaic’s land development and permitting organizations. Prior to the formation of Mosaic in 2004, Mr. Mack was a Senior Attorney in Cargill’s worldwide law department and a co-founder of Cargill’s venture capital business unit.

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

Corrine D. Ricard. Ms. Ricard was named Senior Vice President—Human Resources in April 2012. Ms. Ricard has held various leadership positions at Mosaic since its formation, including Vice President—International Distribution, Vice President—Business Development and Vice President—Supply Chain. Prior to Mosaic’s formation, Ms. Ricard worked for Cargill in various roles including risk management, supply chain and commodity trading.

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

Competitors and potential new entrants in the markets for both concentrated phosphate crop nutrients and potash have recently expanded, begun to expand, or announced plans to expand capacity over the next several years. The extent to which current global or local economic and financial conditions, changes in global or local economic and financial conditions, or other factors may cause delays or cancellation of some of these ongoing or planned projects, or result in the acceleration of existing or new projects, is unclear. In addition, the level of exports by producers of concentrated phosphate crop nutrients in China depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.

In addition, some of our competitors who are expanding their potash production capacity include other members of Canpotex. Canpotex members’ respective shares of Canpotex sales is based upon the members’ respective proven peaking capacity for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a test run at the maximum production level. Antitrust and competition laws prohibit the members of Canpotex from coordinating their production decisions, including the timing of their respective test runs. Worldwide potash production levels during these test runs could exceed then-current market demand, resulting in an oversupply of potash and lower potash prices.

We cannot accurately predict when or whether competitors’ ongoing or planned capacity expansions will be completed, the timing of competitors’ tests to prove peaking capacity for Canpotex purposes, the cumulative effect of these and recently completed expansions, the impact of future decisions by the Chinese government on the level of Chinese exports of concentrated phosphate crop nutrients, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we are able to sell.

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

•	Changes in customer expectations about transportation costs.

As discussed above, increasing transportation costs effectively increase customers’ and farmers’ costs for crop nutrients and can reduce the amount we realize for our sales. Expectations of decreasing transportation costs can result in customers and farmers anticipating that they may be able to decrease their costs by delaying purchases. As a result, changes in customer expectations about transportation costs can affect our sales volumes and prices.

We conduct our operations primarily through a limited number of key production and distribution facilities. Any disruption at one of these facilities could have a material adverse impact on our business. The risk of material disruption increases when demand for our products results in high operating rates at our facilities.

We conduct our operations through a limited number of key production and distribution facilities. These facilities include our phosphate mines and concentrates plants, our potash mines and the ports and other distribution facilities through which we conduct our business. Any disruption of operations at one of these facilities has the possibility of significantly affecting our production or our ability to distribute our products. Operating these facilities at high rates during periods of high demand for our products increases the risk of mechanical or structural failures, decreases the time available for routine maintenance and increases the impact on our operating results from any disruption. A disruption of operations at one of our key facilities could have a material adverse effect on our results of operations or financial condition.

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

Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of DAP and MAP. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material impact on our business.

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

In the event of a disruption to existing transportation or terminaling facilities for our products or raw materials, alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our customers or facilities.

In the event of a disruption of existing transportation or terminaling facilities for our products or raw materials, alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our customers or facilities.

An extended interruption in delivering of products to our customers or the supply of natural gas, ammonia or sulfur to our production facilities could have a material adverse effect on our business, financial condition or results of operations.

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

For fiscal 2012, we derived approximately 67% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

In addition, tax regulations, currency exchange controls and other restrictions may also make it economically unattractive to:

•	distribute cash generated by our operations outside the United States to our stockholders; or

•	utilize cash generated by our operations in one country to fund our operations or repayments of indebtedness in another country or to support other corporate purposes.

Our international assets are located in countries with volatile conditions, which could subject us and our assets to significant risks.

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, Argentina, Chile, China and India are a fundamental part of our business, and we have a joint venture investment in the Miski Mayo mine in Peru that supplies phosphate rock to us. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.

As of the date of this report, there are ongoing protests against several other mining operations in Peru. If these protests were to extend to the Miski Mayo mine, they could adversely affect our investment in the Miski Mayo joint venture or the supply of phosphate rock to us from the mine.

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

Adverse weather may also cause a loss of production due to disruptions in our supply chain. For example, oil refineries that supply sulfur to us can be closed as a result of a hurricane and incoming shipments of ammonia can be delayed, disrupting production at our Florida or Louisiana facilities.

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

For example:

•

In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009, in connection with our efforts to permit an extension of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers (“Corps”) with respect to its actions in issuing a federal wetlands permit. The federal wetlands permit issued by the Corps has remained in effect. Mining on the extension commenced and approximately 600 acres were mined and/or disturbed. The remaining 1,200 acres of this extension of our Four Corners mine are not currently in our near-term mining plan and we have moved the dragline that had been mining it to another area of our Four Corners mine. This lawsuit remains pending before the United States District Court for the Middle District of Florida, Jacksonville Division.

•

Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. In June 2010, the Corps issued the federal wetlands permit. Subsequently, certain non-governmental organizations filed another lawsuit in the United States District Court for the Middle District of Florida, Jacksonville Division, contesting the issuance of this federal wetlands permit, alleging that the Corps’ actions in issuing the permit violated several federal laws relating to the protection of the environment. Preliminary injunctions entered into in connection with this lawsuit resulted in shutdowns or reduced production at our South Fort Meade mine until April 2012. Following a settlement of the lawsuit in February 2012 and court approval, we will be able to resume full production at our South Fort Meade mine by end of first quarter of fiscal 2013.

The periods of shutdown and reduced phosphate rock production at our South Fort Meade mine resulted in costs to suspend operations and idle plant costs. Lower phosphate rock mining production levels also adversely affected gross margin.

•

In fiscal 2011, we were notified by the Corps that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012 the Corps published notice of availability of the draft AEIS in the Federal Register. The Corps has announced that it will accept public comment on the draft AEIS through July 31, 2012. The Corps’ current schedule calls for it to issue the AEIS in December 2012. This AEIS is expected to include information on environmental impacts upon which the Corps would rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. We cannot predict the scope or actual timeline for this process, or what its outcome will be. Although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

We have included additional discussion about permitting for our phosphate mines in Florida under “Environmental, Health and Safety Matters—Permitting” in our Management’s Analysis and in Note 22 of our Consolidated Financial Statements.

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

In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. In most cases, these financial assurance requirements have historically been satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we are unable to satisfy these financial strength tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the past, we have also not always been able to satisfy applicable financial strength tests, and in the future, it is possible that we will not be able to pass the applicable financial strength tests, negotiate consent decrees, establish escrow accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost, or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition. We have included additional discussion about financial assurance requirements under “Off Balance Sheet Arrangements and Obligations—Other Commercial Commitments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Among other environmental laws, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes liability, including for cleanup costs, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third-party facilities or offsite disposal locations.

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

Among other matters, there are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:

•

On December 6, 2010, the EPA adopted numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams (the “NNC Rule”). The NNC Rule set criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida by March, 2012. Subsequently, in a lawsuit that we and others brought, a federal court invalidated the NNC Rule in part, upheld it in part, remanded the invalid parts of the rule to the EPA for reconsideration and reproposal and postponed to July 2012 the effective date of the parts of the rule that the court upheld. The EPA has proposed further postponing the effective date of the NNC Rule and the Florida Department of Environmental Protection (“FDEP”) has adopted state rules that, if approved by the EPA, could supplant many of the requirements of the NNC Rule. We cannot predict whether the FDEP rule will be approved in whole or in part by the EPA or when or the extent to which it will affect us. Subject to the EPA’s reconsideration of the remanded portion of its rule and consideration of the FDEP rule, and further litigation developments, we expect that compliance with the requirements of the NNC Rule could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

•

The Gulf Coast Ecosystem Restoration Task Force, established by executive order of the President and comprised of five Gulf states and eleven federal agencies, has delivered a final strategy for long-term ecosystem restoration for the Gulf Coast. The strategy calls for, among other matters, reduction of the flow of excess nutrients into the Gulf through state nutrient reduction frameworks, new nutrient reduction approaches and reduction of agricultural and urban sources of excess nutrients. Implementation of the strategy will require legislative or regulatory action at the state level. We cannot predict what the requirements of any such legislative or regulatory action could be or whether or how it would affect us or our customers.

•

In March 2012, several nongovernmental organizations brought a lawsuit in federal court against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. The EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. In the event that the EPA were to adopt such a rule, we cannot predict what its requirements would be or the effects it would have on us or our customers.

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

Governmental greenhouse gas emission initiatives include among others:

•

Initiatives in the United States: Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, the EPA or various states. It is possible that future legislation or regulation addressing climate change could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material.

•

Initiatives in Canada: While the Canadian federal government has withdrawn from the Kyoto Protocol, Canada remains committed to significant greenhouse gas reductions. Public announcements have indicated that future federal targets will align with the previously stated reduction targets for 2020 of 17 % below 2005 levels through a sector-by-sector approach aligned with the United States, where appropriate. Our Saskatchewan Potash facilities continue to work with the Canadian Fertilizer Institute and Environment Canada on a sector based approach.

In May 2009, the Province of Saskatchewan, in which our Canadian potash mines are located, began to consider legislation intended to lead to the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. Key elements under consideration by the Province include a primary focus on achieving the 20% reduction by 2020 through technological advancements and creation of a Technology Fund to finance low-carbon investments by regulated emitters. As part of this initiative, a Climate Change Foundation will be established to fund research and development projects related to reducing and avoiding greenhouse gas emissions, water conservation, biodiversity conservation, energy efficiency, adaptation planning, and education and public awareness.

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

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $3.8 billion as of May 31, 2012. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

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

We engage in mining and industrial activities that can result in serious accidents. Mining, in particular, can be a dangerous activity. If our safety procedures are not effective, or if an accident occurs, we could be subject to liabilities arising out of personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. For example:

•

Our Esterhazy mine has had an inflow of salt saturated brine for more than 25 years. At various times, we have experienced changing amounts and patterns of brine inflows at the mine. The Esterhazy mine is not insured against the risk of floods and water inflows and the costs to control the brine inflows could increase in the future. The brine inflows, risk to employees or remediation costs could also cause us to change our mining processes or abandon this mine, which in turn could significantly negatively impact our results of operations, liquidity or capital resources.

Since December 1985, we have had inflows of salt saturated brine into our Esterhazy, Saskatchewan mine. Over the past century, several potash mines experiencing water inflow problems have flooded. In order to control brine inflows at Esterhazy, we have incurred, and will continue to incur, expenditures, certain of which, due to their nature, have been capitalized, while others have been charged to expense.

At various times, we experience changing amounts and patterns of brine inflows at the Esterhazy mine. Periodically, some of these inflows have exceeded available pumping capacity. If that were to continue for several months without abatement, it could exceed our available storage capacity and ability to effectively manage the brine inflow. This could adversely affect production at the Esterhazy mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis for a discussion of costs and other information relating to the brine inflows. The brine inflow is variable, resulting in both net inflows (the rate of inflow less the amount we are pumping out of the mine) and net outflows (when we are pumping more brine out of the mine than the rate of inflow). There can be no assurance that:

•

our pumping, surface storage, underground storage or injection well capacities for brine will continue to be sufficient, or that the pumping, grouting and other measures that we use to manage the inflows at the Esterhazy mine will continue to be effective;

•	there will not be a disruption in the supply of calcium chloride, which is a primary material used to reduce or prevent the flow of incoming brine;

•	our estimates of the volumes of net inflows or net outflows of brine, or storage capacity for brine at the Esterhazy mine, are accurate;

•

the volumes of the brine inflows will not fluctuate from time to time, the rate of the brine inflows will not be greater than our current assumptions, changes in inflow patterns will not adversely affect our ability to locate and manage the inflows, or that any such fluctuations, increases or changes would not be material; and

•	the expenditures to control the inflows will be consistent with our prior experience or future estimates.

It is possible that the costs of remedial efforts at Esterhazy may further increase beyond our current estimates in the future and that such an increase could be material, or, in the extreme scenario, that the water inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mine.

Due to the ongoing brine inflow at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Our mines at Colonsay, Saskatchewan, and Carlsbad, New Mexico, are also subject to the risks of inflow of water as a result of our shaft mining operations.

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

Our underground potash shaft mines at Esterhazy and Colonsay, Saskatchewan and Carlsbad, New Mexico are subject to risk from fire. Any failure of our safety procedures in the future could result in serious injuries or death, or shutdowns, which could result in significant liabilities and/or impact on the financial performance of our Potash business, including a possible material adverse effect on our results of operations, liquidity or financial condition.

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

We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth, or the operations of Canpotex and PhosChem, which serve as export associations for our Potash and Phosphates businesses, respectively. Increases in crop nutrient prices have in the past resulted in increased scrutiny of the crop nutrient industry under antitrust and competition laws and can increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operating practices or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.

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

Our strategy for managing market risk may not be effective.

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

Some of our customers require access to credit to purchase our products. A lack of available credit to customers in one or more countries, due to global or local economic conditions or for other reasons, could adversely affect demand for crop nutrients.

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

Tax rules governing the Cargill Transaction could result in limitations on our ability to execute certain actions for a period of time following the Cargill Transaction and, notwithstanding the IRS ruling and tax opinion issued to Cargill in connection with the Cargill Transaction, we could owe significant tax-related indemnification liabilities to Cargill.

The IRS has issued a ruling to the effect that the Split-off that is part of the Cargill Transaction will be tax-free to Cargill and its stockholders, and in connection with the completion of the Cargill Transaction, Cargill received a tax opinion relating to certain tax consequences of the Cargill Transaction. Notwithstanding the IRS ruling and tax opinion, however, the Split-off and Debt Exchanges could be taxable to Cargill and its stockholders under certain circumstances. For example, the Split-off and Debt Exchanges would be taxable to Cargill (but not its stockholders) under Section 355(e) of the Code (“Section 355(e)”) if one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that includes the Split-off. Therefore, we and Cargill have agreed to tax-related restrictions and indemnities set forth in a tax agreement related to the Cargill Transaction, under which we may be restricted or deterred from taking certain actions until May 26, 2013, including (i) redeeming or purchasing our stock in excess of agreed-upon amounts; (ii) issuing any equity securities in excess of agreed upon amounts; (iii) approving or recommending a third party’s acquisition of us; (iv) permitting any merger or other combination of Mosaic or MOS Holdings; and (v) entering into an agreement for the purchase of any interest in Mosaic or MOS Holdings, subject to certain exceptions. We have agreed to indemnify Cargill for taxes and tax-related losses imposed on Cargill as a result of the Split-off and/or Debt Exchange failing to qualify as tax-free, if the taxes and related losses are attributable to, arise out of or result from certain prohibited acts or to any breach of, or inaccuracy in, any representation, warranty or covenant made by us in the tax agreement referred to above. The taxes and tax-related losses of Cargill would be material if these transactions fail to qualify as tax-free, and so this indemnity would result in material liabilities from us to Cargill that could have a material adverse effect on us. For a further discussion of the restrictions and indemnities set forth in the agreements related to the Cargill Transaction, please see Note 2 to our Consolidated Financial Statements.

Limitations on equity issuances, buybacks and other actions.

The agreements relating to the Cargill Transaction restrict our ability to take certain actions, including making certain equity issuances or undertaking share buybacks. These restrictions and limitations apply until May 26, 2013 and, in the case of share buybacks, November 26, 2013. These restrictions and limitations may prevent us from pursuing business opportunities that may arise prior to expiration of such restrictions and limitations. Please see Note 2 to our Consolidated Financial Statements for a summary of these restrictions and limitations. In addition, we are restricted from buying shares of Class A Common Stock at a premium to the then-current market price of the Common Stock.

Stock sales following the Split-off may affect the stock price of our common stock.

The agreements relating to the Cargill Transaction provide for the possibility of another series of underwritten secondary public offerings, which would begin no earlier than May 26, 2013, with respect to our shares received by Exchanging Cargill Stockholders (including shares received but not previously sold by the MAC Trusts). This second series of underwritten secondary public offerings is expected to be completed, at the latest, by October 26, 2015. These sales could result in downward pressure on the stock price of our common stock.

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

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 22 of our Notes to Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 22 of our Notes to Consolidated Financial Statements:

•

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the U.S Environmental Protection Agency (“EPA”) and U.S. Department of Justice (“DOJ”) at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act (the “CAA”) for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. We have reached a settlement in principle with the EPA and DOJ to resolve this matter for an immaterial amount.

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

In February 2012, the Tallahassee District Court invalidated the NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. In March 2012, the Tallahassee District Court ordered that the effective date of the parts of the NNC Rule that the court had upheld be postponed until July 2012. Although we have not appealed, several other parties have appealed certain of the Tallahassee District Court’s rulings. In May 2012, the EPA proposed further postponement of the effective date until October 2012 and sought comment on extending the effective date to July 2013.

The NNC Rule includes alternative compliance mechanisms, as well as a provision for developing site-specific alternative criteria which, if approved by the EPA, allow for deviations from the water quality standard that is otherwise applicable under the NNC Rule. We intend to explore the use of site-specific alternative criteria, where appropriate; however, we cannot presently predict whether we will be able to obtain approval of site-specific alternative criteria or the extent to which such approved criteria would moderate the impacts of the NNC Rule on us.

The Florida Department of Environmental Protection (the “FDEP”) recently adopted state rules that could supplant many of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. The FDEP rule became effective and was submitted to FDEP for approval in June 2012. We cannot predict whether the FDEP rule will be approved in whole or in part by the EPA or when or the extent to which it will affect us.

Subject to the EPA’s reconsideration of the remanded portion of its rule and consideration of the FDEP rule, and further litigation developments, we expect that compliance with the requirements of the NNC Rule could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

•

Nutrient Discharges into the Gulf of Mexico and Mississippi River Basin. On March 13, 2012, the Gulf Restoration Network, the Missouri Coalition for the Environment, the Iowa Environmental Council, the Tennessee Clean Water Network, the Minnesota Center for Environmental Advocacy, Sierra Club, the Waterkeeper Alliance, Inc., the Prairie Rivers Network, the Kentucky Waterways Alliance, the Environmental Law & Policy Center and the Natural Resources Defense Council, Inc. brought a lawsuit in the U.S. District Court for the Eastern District of Louisiana against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit.

We intend to defend vigorously the EPA’s decision not to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. In the event that the EPA were to adopt such a rule, we cannot predict what its requirements would be or the effects it would have on us or our customers.

Item 4. Mine Safety Disclosures.

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

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,130,765	$41.93	17,007,242
Equity compensation plans not approved by stockholders	-	-	-

Total	3,130,765	$41.93	17,007,242

(a)

Includes grants of stock options, time-based restricted stock units, performance units and retention awards. For purposes of the table above, the number of shares to be issued under a performance unit reflects the maximum number of shares of our common stock that may be issued pursuant to such performance unit; the actual number of shares to be issued will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date is at least twice its market price on the date of grant. For purposes of the table above, the number of shares to be issued under a retention award reflects the fixed dollar value of the award divided by the market price of a share of our common stock at the close of business on May 31, 2012. A retention awards will be paid if the participant is employed by us on July 21, 2014.

(b)	Includes weighted average exercise price of stock options only.

Pursuant to our equity compensation plans, we have granted and may in the future grant employee stock options to purchase shares of common stock of Mosaic for which the purchase price may be paid by means of delivery to us by the optionee of shares of common stock of Mosaic that are already owned by the optionee (at a value equal to market value on the date of the option exercise). During the period covered by this report, no options to purchase shares of common stock of Mosaic were exercised for which the purchase price was so paid.

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2008 through 2012 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations listed in the Financial Table of Contents included in this report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We have included a discussion about market risks under “Market Risk” in the Management’s Analysis that is included in this report in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. This information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the report of our Independent Registered Public Accounting Firm, and the information under “Quarterly Results” listed in the Financial Table of Contents included in this report are incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

(b)	Management’s Report on Internal Control Over Financial Reporting

We have included management’s report on internal control over financial reporting under “Management’s Report on Internal Control Over Financial Reporting” listed in the Financial Table of Contents included in this report.

We have included our registered public accounting firm’s attestation report on our internal controls over financial reporting under “Report of Independent Registered Public Accounting Firm” listed in the Financial Table of Contents included in this report.

This information is incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2012 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2012 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2012 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2012 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2012 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2012 annual meeting of stockholders is incorporated herein by reference.

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

Date: July 17, 2012

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President (principal executive officer)	July 17, 2012

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	July 17, 2012

/s/ Anthony T. Brausen Anthony T. Brausen	Senior Vice President—Finance and Chief Accounting Officer (principal accounting officer)	July 17, 2012

* Robert L. Lumpkins	Chairman of the Board of Directors	July 17, 2012

* Phyllis E. Cochran	Director	July 17, 2012

* Nancy E. Cooper	Director	July 17, 2012

* William R. Graber	Director	July 17, 2012

* Emery N. Koenig	Director	July 17, 2012

* Harold H. MacKay	Director	July 17, 2012

* William T. Monahan	Director	July 17, 2012

* James L. Popowich	Director	July 17, 2012

* David T. Seaton	Director	July 17, 2012

* Steven M. Seibert	Director	July 17, 2012

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as MOS Holdings Inc. (“MOS Holdings”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic dated October 22, 2004, and filed on October 28, 2004**

2.ii.	Letter Agreement dated April 11, 2005, to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

2.iii	Form of Merger and Distribution Agreement, dated January 18, 2011, by and among MOS Holdings Inc., Cargill, The Mosaic Company (“Mosaic,” formerly known as GNS II (U.S.) Corp. (“GNS”), GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust*	Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS pursuant to Rule 424(b)(3) of the Securities Act on April 11, 2011***

2.iv.	Form of Registration Agreement, dated January 18, 2011, by and among MOS Holdings, Cargill, Mosaic, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Annex D to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.v.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings, Mosaic and Cargill (the “Tax Agreement”)	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.vi.	Amendment, dated May 24, 2011, to Tax Agreement	Exhibit 2.1 to the Current Report on Form 8-K12B of Mosaic dated 2011 and filed on May 25, 2011**

2.vii.	Amended and Restated Governance Agreement, dated as of May 25, 2011, by and among MOS Holdings, Mosaic and each of the other parties thereto	Exhibit 2.2 to the Current Report on Form 8-K12B of Mosaic dated 2011 and filed on May 25, 2011**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

3.ii.	Amended and Restated Bylaws of Mosaic	Exhibit 3.2 to Mosaic’s Current Report on Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all instruments defining the rights of holders of each issue of long- term debt of the Registrant and its consolidated subsidiaries

10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.d.****	Description of Mosaic Management Incentive Program		X

10.iii.e.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.f.****	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.f. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2011**

10.iii.g.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.h.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.i.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.j.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.k.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.l.****	Form of Director Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.m.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.n.****	Description of anti-dilution payments to directors and employees	Item 5.02 of the Current Report on Form 8-K of Mosaic dated December 9, 2009, and filed on December 15, 2009**

10.iii.o.****	Form of Senior Management Severance and Change in Control Agreement	Exhibit 10.78 to Amendment No. 2 to Registration Statement on Form S-1 filed by GNS II (U.S.) Corp. pursuant to Rule 424(b)(3) of the Securities Act on May 12, 2011*****

10.iii.p.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

10.iii.q.****	Description of Cargill Special Compensation Awards	Item 5.02 of the Current Report on Form 8-K of Mosaic dated June 9, 2011, and filed on June 15, 2011**

10.iii.r.****	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.s.****	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.t.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.u.****	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved August 29, 2011	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.v.****	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis— Compensation Components and Process—Employee Benefits— Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated August 25, 2011**

10.iii.w.****	Form of Retention Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.
*****	Registration Statement No. 333-172253

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Mosaic Company (before or after the Cargill Transaction, as defined below, “Mosaic”, and with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004. On May 25, 2011, we consummated the first in a series of transactions (collectively, the “Cargill Transaction”) intended to result in the split-off (the “Split-off”) and orderly distribution of Cargill’s then approximately 64% ownership in us through a series of public offerings. Further information regarding this transaction is included in Note 2 of our Notes to Consolidated Financial Statements.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture, which owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American and international distribution activities as well as the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales volume of dry phosphate crop nutrient products was approximately 84% for the year ended May 31, 2012.

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

Key Factors that can Affect Results of Operations and Financial Condition

Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The most important competitive factor for our products is delivered price. As a result, the markets for our products are highly competitive. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by significant raw material costs in our Phosphates business, fixed costs associated with owning and operating our major facilities and worldwide supply and demand for our products.

World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on natural gas prices as well as the supply and demand balance for ammonia. Sulfur is a global commodity that is primarily produced as a co-product of oil refining, where the market price is based primarily on the supply and demand balance for sulfur. We believe our investments in sulfur transportation assets continue to afford us a competitive advantage compared to other North American producers in the cost of and security of supply of sulfur. We produce most of our requirements for phosphate rock through either wholly or partly owned mines.

Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Additionally, in certain circumstances the final price of our products is determined after shipment based on the current market at the time the price is agreed with the customer. Forward sales programs at fixed prices create a lag between prevailing market prices and our average realized selling prices. The mix and parameters of these sales programs vary over time based on our marketing strategy, which considers factors that include among others optimizing our production and operating efficiency with warehouse limitations, as well as customer requirements. The use of forward sales programs and level of customer prepayments may be exacerbated in periods of changing supply and demand.

Our per tonne selling prices for potash are affected by shifts in the product mix, geography and type of product between agricultural and industrial sales. Our Potash business is significantly affected by Canadian resource taxes and royalties that we pay the Province of Saskatchewan to mine and sell our potash products. In addition, cost of goods sold is affected by the level of periodic inflationary pressures on resources, such as labor, processing materials and construction costs, due to the rate of economic growth in western Canada where we produce most of our potash; the operating costs we incur to manage salt saturated brine inflows at our potash mine at Esterhazy, Saskatchewan which are affected by changes in the amount and pattern of the inflows, among other factors; and natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan. We also incur capital costs to manage the brine inflows at Esterhazy.

We manage brine inflows through a number of methods, primarily by reducing or preventing particular sources of brine inflow by locating the point of entry through the use of various technologies, including 3D seismic surveys, injecting calcium chloride into the targeted areas from surface, and grouting targeted areas from underground. We also pump brine out of the mine, which we impound in surface storage areas and dispose of by injecting it below the surface through the use of injection wells. Excess brine is also stored in mined-out areas of the mine, and the level of this stored brine fluctuates either up or down, from time to time, depending on the net inflow or net outflow rate. To date, our brine inflow and remediation efforts have not had a material impact on our production processes or volumes. In recent years, we have been investing in additional capacity and technology to manage the brine inflows. For example, in order to more effectively manage the brine inflow, we have significantly expanded our pumping capacity at Esterhazy in the last several years. In addition, we have also recently introduced horizontal drilling capabilities to locate points of inflow and inject calcium chloride, and are developing additional brine injection capacity at a site that is remote from our current mine workings.

Our results of operations are also affected by changes in currency exchange rates due to our international footprint. The most significant currency impacts are generally from the Canadian dollar and the Brazilian real.

In fiscal 2012, we continued the expansion of capacity in our Potash segment, in line with our view of the long-term fundamentals of increasing global demand in that business. From the inception of our planned brownfield expansions, we expect to increase our annual proven peaking capacity for finished product by approximately five million tonnes by the end of the decade. At our Esterhazy mine K2 shaft and mill, we have substantially completed our expansion and anticipate the full capacity of an estimated incremental 0.7 million tonnes to be available in fiscal 2013. We are positioning our expansion projects with flexibility in timing so we are able to bring the additional capacity on line when market demand warrants.

A discussion of these and other factors that affected our results of operations and financial condition for the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth in further detail below. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the narrative description of our business in Item 1, and the risk factors described in Item 1A, of Part I of this annual report on Form 10-K, and our Consolidated Financial Statements, accompanying notes and other information listed in the accompanying Financial Table of Contents.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state that we mean short or long ton(s) which are the equivalent of 2,000 pounds and 2,240 pounds, respectively. References to a particular fiscal year are to the twelve months ended May 31 of that year. In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations

The following table shows the results of operations for the three years ended May 31, 2012, 2011 and 2010:

	Years Ended May 31,			2012-2011			2011-2010
(in millions, except per share data)	2012	2011	2010	Change	Percent		Change	Percent
Net sales	$11,107.8	$9,937.8	$6,759.1	$1,170.0	12%		$3,178.7	47%
Cost of goods sold	8,022.8	6,816.0	5,065.8	1,206.8	18%		1,750.2	35%

Gross margin	3,085.0	3,121.8	1,693.3	(36.8)	(1%)		1,428.5	84%
Gross margin percentage	27.8%	31.4%	25.1%
Selling, general and administrative expenses	410.1	372.5	360.3	37.6	10%		12.2	3%
Other operating expenses	63.8	85.1	62.2	(21.3)	(25%)		22.9	37%

Operating earnings	2,611.1	2,664.2	1,270.8	(53.1)	(2%)		1,393.4	110%
Interest income (expense), net	18.7	(5.1)	(49.6)	23.8	N	M	44.5	(90%)
Foreign currency transaction gain (loss)	16.9	(56.3)	(32.4)	73.2	N	M	(23.9)	74%
Gain on sale of equity investment	-	685.6	-	(685.6)	N	M	685.6	N	M
Other income (expense)	(17.8)	(17.1)	0.9	(0.7)	4%		(18.0)	N	M

Earnings from consolidated companies before income taxes	2,628.9	3,271.3	1,189.7	(642.4)	(20%)		2,081.6	175%
Provision for income taxes	711.4	752.8	347.3	(41.4)	(5%)		405.5	117%

Earnings from consolidated companies	1,917.5	2,518.5	842.4	(601.0)	(24%)		1,676.1	199%
Equity in net earnings (loss) of nonconsolidated companies	13.3	(5.0)	(10.9)	18.3	N	M	5.9	(54%)

Net earnings including non-controlling interests	1,930.8	2,513.5	831.5	(582.7)	(23%)		1,682.0	202%
Less: Net earnings (loss) attributable to non-controlling interests	0.6	(1.1)	4.4	1.7	N	M	(5.5)	N	M

Net earnings attributable to Mosaic	$1,930.2	$2,514.6	$827.1	$(584.4)	(23%)		$1,687.5	204%

Diluted net earnings per share attributable to Mosaic	$4.42	$5.62	$1.85	$(1.20)	(21%)		$3.77	204%
Diluted weighted average number of shares outstanding	436.5	447.5	446.6

Overview of Fiscal 2012, 2011 and 2010

Net earnings attributable to Mosaic for fiscal 2012 were $1.9 billion, or $4.42 per diluted share, compared to fiscal 2011 net earnings of $2.5 billion, or $5.62 per diluted share, and $0.8 billion, or $1.85 per diluted share, for fiscal 2010. Fiscal 2011 included a $685.6 million pre-tax gain on the sale of our interest in Vale Fertilizantes S.A. (formerly fosfertil S.A. or “fosfertil”), or after tax EPS impact of $1.27. The more significant factors that affected our results of operations and financial condition in fiscal 2012, 2011 and 2010 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2012

In fiscal 2012, the average Phosphates and Potash selling prices were higher than the prior year as a result of stronger farmer economics and increased grain prices, particularly corn. Beginning in fiscal 2011, Phosphate selling prices increased steadily throughout the year and the increases continued through the first half of fiscal 2012. In the second half of fiscal 2012, we saw lower average selling prices due to a market recalibration that occurred in the third quarter. However, in the latter part of fiscal 2012 and early in fiscal 2013 Phosphate selling prices increased. The average Potash selling price increased early in fiscal 2012 and remained within a fairly narrow range for the remainder of the year.

Phosphate sales volumes remained relatively flat from the prior year. Our fiscal year started with high Phosphate producer inventory levels. The high Phosphate producer inventory levels were reduced by the end of the fiscal year to low levels as a result of an extended North American spring application period, elevated global demand and modest production curtailments from January thru March 2012. Potash sales volumes decreased when compared to the prior year due to cautious customer purchasing behavior in North America. Potash producer inventory levels were low entering fiscal 2012. These Potash producer inventory levels increased throughout the year and ended at relatively high levels. We continue to believe the crop nutrient market fundamentals remain strong due to the positive long-term global outlook for agriculture, supported by increased demand for grains and oilseeds and modest global grain and oilseed stocks.

Higher raw material costs more than offset the benefit from the increase in selling prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand and tighter supply for these raw materials in fiscal 2012 compared to the prior year. In addition, because of the preliminary injunctions relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County as discussed in “Environmental, Health and Safety Matters – Operating Requirements and Impacts – Permitting”, we increased our use of phosphate rock purchased from third parties in our production of crop nutrients, contributing to increased raw material costs.

Other highlights in fiscal 2012:

•

On December 7, 2011, we reached a settlement that will end our obligation under a tolling agreement (the “Tolling Agreement”) to supply potash from our Esterhazy mine at the beginning of calendar 2013. Under the Tolling Agreement, we have been delivering up to approximately 1.1 million tonnes of potash per year. In addition, effective December 31, 2012, we will receive credit for 1.3 million tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex.

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

•

We generated a fiscal year record of $2.7 billion in cash flows from operations in fiscal 2012 and maintained cash and cash equivalents of $3.8 billion as of May 31, 2012. The positive cash flow was primarily driven by net earnings. Our strong cash position allowed us to execute on strategic investments and capital strategies:

•

Capital expenditures increased to $1.6 billion in fiscal 2012 from $1.3 billion in fiscal 2011, as we continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of increasing global demand in that business. From the inception of our planned brownfield expansions, we expect to increase our annual proven peaking capacity for finished product by approximately five million tonnes by the end of the decade. At our Esterhazy mine K2 shaft and mill, we have substantially completed our expansion and anticipate the full capacity of an estimated incremental 0.7 million tonnes to be available in fiscal 2013.

•

On October 24, 2011, we completed a $750 million public debt offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “New Senior Notes”). On December 1, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due December 2016 (the “7-5/8% Senior Notes”) of our subsidiary, MOS Holdings Inc. We recorded a pre-tax charge of approximately $20 million in other expense, primarily related to the call premium.

•

On November 17, 2011, we purchased an aggregate 21.3 million shares of our Class A Common Stock, Series A-4 from two former Cargill stockholders (the “MAC Trusts”) that received the shares in the Split-off. The purchase price was $54.58 per share, the closing price for our common Stock on November 16, 2011, resulting in a total purchase price of $1.2 billion.

•

In the fourth quarter of fiscal 2012, we declared and paid a quarterly dividend of $0.125 per share, which represents a 150% increase over the Company’s previous dividend rate. Subsequent to fiscal 2012, Mosaic’s Board of Directors approved an annual dividend program of $1.00 per share. This program increases the annual targeted dividend 100 percent from the level of $0.50 per share announced in February 2012, and 400% from the year-ago level. The new dividend program is planned to go into effect with the next regularly declared dividend, expected to be declared on July 18, 2012. The declaration and payment of any further dividends is subject to approval by Mosaic’s Board of Directors. There can be no assurance that Mosaic’s Board of Directors will declare future dividends.

•

On September 23, 2011, Standard and Poor’s included us in the S&P 500 index and on September 29, 2011, we completed an underwritten secondary public offering by the MAC Trusts of 20.7 million shares of our Common Stock that the MAC Trusts acquired in the Cargill Transaction.

•

We continue to focus on operational efficiencies in Phosphates and Potash through disciplined operational improvements. Among the benefits from this initiative, during the current fiscal year, we have been able to increase production at our Phosphates mines, other than South Fort Meade, which has decreased due to the impact of the preliminary injunctions that have resulted in that mine operating at lower operating rates.

•

Mosaic set a new record for sales of the premium product MicroEssentials®. MES sales volume increased approximately 30% in the current fiscal year from the same period a year ago as we have been successful in proving the value of the product to farmers. The Company completed new manufacturing capacity and is now able to produce 2.3 million tonnes of MES per year.

Fiscal 2011

Our results for fiscal 2011 reflected continued strengthening of phosphate sales prices compared to the prior year when the recovery in phosphates selling prices was in its early stages. Potash sales volumes increased compared to the prior year due to increasing demand. The crop nutrient market showed significant improvement compared to fiscal 2010 due to the strengthening global outlook for agriculture fundamentals, supported by increased demand for grains and oilseeds in fiscal 2011. Other factors contributing to the strong market dynamics were low producer and pipeline inventories and the impact of improving application rates as farmers made up for lower rates in recent years.

The selling prices for our diammonium phosphate (“DAP”) products in fiscal 2011 were significantly higher than in fiscal 2010 due to the factors discussed above and the effect on selling prices of high raw material costs.

Higher raw material costs partially offset the benefit from the increase in market prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand for these raw materials in fiscal 2011 compared to the prior year.

In the first quarter of fiscal 2011, we acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in the Bayovar region of Peru for approximately $385 million. We also entered into a commercial supply agreement to purchase phosphate rock from the Miski Mayo Mine for volumes proportionate to our economic interest. Phosphate rock production started at the Miski Mayo Mine during the first quarter of fiscal 2011 and shipments began that same quarter.

In the second quarter of fiscal 2011, we completed the sale of our interest in Fosfertil, which resulted in a pre-tax gain of $685.6 million ($569.4 million after tax). The tax impact of this transaction was $116.2 million and is included in our provision for income taxes for the year ended May 31, 2011.

In the fourth quarter of fiscal 2011, we, Cargill and certain Cargill shareholders consummated the first in a series of transactions as part of the Cargill Transaction. We have included additional information about the Cargill Transaction in Note 2 of our Notes to Consolidated Financial Statements.

We generated cash flow from operations of $2.4 billion in fiscal 2011 and maintained cash and cash equivalents of $3.9 billion as of May 31, 2011.

Fiscal 2010

Fiscal 2010 began with a continuation of the soft agricultural fundamentals and industry demand that prevailed from the latter part of fiscal 2009. Late in the first half of fiscal 2010, we began to see improvement in the North American crop nutrient market through higher application rates. Demand continued to improve through the second half of fiscal 2010 with an early spring planting season in North America and a recovery in international sales with higher phosphates sales volumes to customers in India. Phosphates and potash average selling prices declined significantly in the first half of fiscal 2010. However, Phosphates selling prices increased in the second half of fiscal 2010 in response to increased demand while Potash selling prices stabilized in the second half of fiscal 2010.

The lower market prices for our Phosphates segment’s products in part corresponded to lower market prices for key raw materials for concentrated phosphates, such as sulfur and ammonia. The decline in these raw material costs was due to lower world demand for sulfur and lower natural gas prices, which affects the price of ammonia.

Profitability in our Potash segment continued to be negatively impacted by lower sales and the resulting effect on production as tonnes sold remained low by historic standards in response to soft demand throughout most of fiscal 2010.

We generated cash flow from operations of $1.4 billion in fiscal 2010 and maintained cash and cash equivalents of $2.5 billion as of May 31, 2010. Our strong cash flows allowed us to pay a special dividend of $578.5 million, or $1.30 per share, on December 3, 2009 in addition to quarterly dividends of $0.05 per share of common stock for each quarter of fiscal 2010.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volumes and certain other information:

	Years Ended May 31,			2012-2011		2011-2010
(in millions, except price per tonne or unit)	2012	2011	2010	Change	Percent	Change	Percent
Net sales:
North America	$2,553.0	$2,185.6	$1,330.5	$367.4	17%	$855.1	64%
International	5,286.2	4,709.6	3,400.6	576.6	12%	1,309.0	38%

Total	7,839.2	6,895.2	4,731.1	944.0	14%	2,164.1	46%
Cost of goods sold	6,372.3	5,241.2	4,082.9	1,131.1	22%	1,158.3	28%

Gross margin	$1,466.9	$1,654.0	$648.2	$(187.1)	(11%)	$1,005.8	155%

Gross margin as a percent of net sales	18.7%	24.0%	13.7%
Sales volume (in thousands of metric tonnes)
Crop Nutrients (a):
North America	3,746	3,441	2,855	305	9%	586	21%
International	3,810	4,116	4,561	(306)	(7%)	(445)	(10%)
Crop Nutrient Blends (b)	2,620	2,636	2,181	(16)	(1%)	455	21%
Feed Phosphates	621	567	619	54	10%	(52)	(8%)
Other (c)	1,039	1,188	818	(149)	(13%)	370	45%

Total	11,836	11,948	11,034	(112)	(1%)	914	8%

Average selling price per tonne:
DAP (FOB plant)	$555	$491	$327	$64	13%	$164	50%
Crop Nutrient Blends (FOB destination)	579	475	396	104	22%	79	20%
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$528	$407	$265	$121	30%	$142	54%
Sulfur (long ton)	223	162	71	61	38%	91	128%

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	The average product mix in crop nutrient blends (“Blends”) (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen.
(c)	Other volumes are primarily single superphosphate (“SSP”), potash and urea sold outside of North America.

Fiscal 2012 compared to Fiscal 2011

The Phosphates segment’s net sales increased to $7.8 billion in fiscal 2012, compared to $6.9 billion in fiscal 2011. The increase was primarily due to an increase in sales prices that resulted in incremental net sales of approximately $770 million.

Our average DAP selling price was $555 per tonne in fiscal 2012, an increase of $64 per tonne or 13% compared with fiscal 2011 due to the factors discussed in the Overview. The selling price per tonne of Blends increased

22% in fiscal 2012 compared with fiscal 2011. The increase in Blends pricing was driven by the price increase in all nutrients used to produce Blends, mainly nitrogen and potash. During fiscal 2012, the price of these nutrients increased at a higher rate than phosphate prices.

The Phosphates segment’s sales volumes remained relatively flat at 11.8 million tonnes in fiscal 2012, compared to 11.9 million tonnes in the same period a year ago. Domestic sales volumes increased due to a strong spring season and good farmer economics. The decrease in export sales volumes was due to our focus on growing volumes in North America.

We consolidate the results of PhosChem. Included in our results for fiscal 2012 is PhosChem net sales and costs for its other member of $645 million compared with $507 million in fiscal 2011.

Gross margin for the Phosphates segment decreased to $1.5 billion in fiscal 2012 compared with $1.7 billion in fiscal 2011, primarily due to higher product costs of approximately $990 million partially offset by higher average selling prices which favorably impacted gross margin by approximately $770 million. The higher costs were driven by higher raw materials costs in our North American operations, which include sulfur, ammonia and purchased rock, of approximately $490 million and higher raw materials costs used in the production of our international products, including the nitrogen and potash components of Blends, of approximately $420 million. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 19% in fiscal 2012 compared to 24% for the same period a year ago.

The average consumed price for sulfur increased to $223 per long ton in fiscal 2012 from $162 in the same period a year ago. The average consumed price for ammonia increased to $528 per tonne for fiscal 2012 from $407 in the same period a year ago. The increase in the market prices of these raw materials was due to the factors discussed in the Overview. The increase in ammonia costs was also impacted by approximately $60 million due to the temporary shutdown of our Faustina ammonia plant as a result of an outage, partially offset by insurance proceeds related to the outage of approximately $49 million of which $8 million is included in cost of goods sold and $41 million is included in other operating expense. The average consumed price for rock increased to $73 per tonne for fiscal 2012 from $59 in the same period a year ago as a result of the higher use of purchased rock. The percentage of phosphate rock from our Miski Mayo Mine used in finished product production in our North American operation increased from 4% in fiscal 2011 to 7% in fiscal 2012. The percentage of purchased rock from unrelated third parties used in phosphate finished product production in our North American operations increased from 4% in fiscal 2011 to 8% in fiscal 2012 primarily related to the limited production at our South Fort Meade mine in fiscal 2012.

Costs were also impacted by net unrealized mark-to-market derivative losses of $3.6 million in fiscal 2012, primarily on freight and natural gas derivatives, compared to gains of $0.5 million in fiscal 2011, primarily on natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 8.3 million tonnes for fiscal 2012 compared with 8.4 million tonnes in the same period a year ago. Our operating rate for processed phosphate production was 85% in fiscal 2012 compared to 87% in fiscal 2011. During the second half of fiscal 2012, we reduced finished phosphate production to help manage our inventory levels. Our phosphate rock production was 12.1 million tonnes for fiscal 2012 compared with 11.5 million tonnes in the same period a year ago. The increase in phosphate rock production rates was primarily due to increased production at our Four Corners, Wingate and Hookers Prairie mines. The South Fort Meade mine was producing on a limited basis in fiscal 2012, was temporarily shutdown for most of the first half of fiscal 2011 and subsequently operated at a reduced production level for the remainder of fiscal 2011 due to the preliminary injunctions relating to the extension of the mine into Hardee County as discussed under “Environmental, Health and Safety Matters—Operating Requirements and Impacts—Permitting” below. We expect to resume full production at our South Fort Meade mine by the end of first quarter of fiscal 2013.

Fiscal 2011 compared to Fiscal 2010

The Phosphates segment’s net sales increased to $6.9 billion in fiscal 2011, compared to $4.7 billion in fiscal 2010. The increase was primarily due to higher sales prices that resulted in incremental net sales of approximately $1.8 billion.

Our average DAP selling price was $491 per tonne in fiscal 2011, an increase of $164 per tonne or 50% compared with fiscal 2010 due to the factors discussed in the Overview. The selling price per tonne of Blends increased 20% in fiscal 2011 compared with fiscal 2010. The increase in Blends pricing is lower than the increase in the DAP selling price due to the mix of potash and nitrogen used in the production of Blends. The price of these materials increased at a lower rate than phosphate prices.

The Phosphates segment’s sales volumes increased to 11.9 million tonnes in fiscal 2011, compared to 11.0 million tonnes in the same period a year ago due to the factors discussed in the Overview. In fiscal 2011 there was also a shift in sales volumes between North America and International as we made a strategic decision to sell into North America. Sales volumes of Blends also increased as demand was driven by strong farmer economics primarily in Brazil.

We consolidate the results of PhosChem. Included in our results for fiscal 2011 is PhosChem net sales and costs for its other member of $507 million compared with $305 million in fiscal 2010.

Gross margin for the Phosphates segment increased to $1.7 billion in fiscal 2011compared with $0.6 billion in fiscal 2010, primarily due to higher sales prices which had a favorable impact on gross margin of approximately $1.8 billion, partially offset by higher product costs of approximately $680 million. The higher costs were primarily due to higher raw material costs for sulfur and ammonia, in addition to those related to nitrogen that is used as a raw material in the production of our Blends. In fiscal 2010, gross margin was unfavorably impacted by $39.8 million related to the permanent closure of our Green Bay plant and South Pierce phosphoric acid plant in the second quarter of fiscal 2010. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 24% in fiscal 2011 compared to 14% for the same period the prior year.

For fiscal 2011, higher sulfur and ammonia prices unfavorably impacted cost of goods sold by approximately $400 million compared with prior year results. The average consumed price for sulfur increased to $162 per long ton in fiscal 2011 from $71 in the same period the prior year. The average consumed price for ammonia increased to $407 per tonne in fiscal 2011 from $265 in the same period the prior year. The increase in the market prices of these raw materials was due to the factors discussed in the Overview.

Costs were also impacted by net unrealized mark-to-market derivative gains of $0.5 million and $45.1 million in fiscal 2011 and 2010, respectively, primarily on natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 8.4 million tonnes for fiscal 2011 compared with 7.9 million tonnes in the same period the prior year. Our operating rate for processed phosphate production was 87% in fiscal 2011 compared to 81% in fiscal 2010. Our phosphate rock production was 11.5 million tonnes for fiscal 2011 compared with 13.3 million tonnes in the same period of the prior year. The reduction in phosphate rock production rates was due to the temporary shutdown for most of the first six months of fiscal 2011 and subsequent reduced production level for the remainder of fiscal 2011 at the South Fort Meade mine.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volumes and certain other information:

	Years Ended May 31,			2012-2011		2011-2010
(in millions, except price per tonne or unit)	2012	2011	2010	Change	Percent	Change	Percent
Net sales:
North America	$1,851.9	$1,949.7	$1,309.8	$(97.8)	(5%)	$639.9	49%
International	1,449.4	1,111.3	864.3	338.1	30%	247.0	29%

Total	3,301.3	3,061.0	2,174.1	240.3	8%	886.9	41%
Cost of goods sold	1,679.3	1,592.0	1,139.5	87.3	5%	452.5	40%

Gross margin	$1,622.0	$1,469.0	$1,034.6	$153.0	10%	$434.4	42%

Gross margin as a percent of net sales	49.1%	48.0%	47.6%
Sales volume (in thousands of metric tonnes)
Crop Nutrients (a):
North America	2,350	3,263	2,111	(913)	(28%)	1,152	55%
International	3,666	3,626	2,739	40	1%	887	32%

Total	6,016	6,889	4,850	(873)	(13%)	2,039	42%
Non-agricultural	704	634	687	70	11%	(53)	(8%)

Total	6,720	7,523	5,537	(803)	(11%)	1,986	36%

Average selling price per tonne (FOB plant):
MOP - North America crop nutrients	$515	$394	$387	$121	31%	$7	2%
MOP - International	401	309	287	92	30%	22	8%
MOP - Average (b)	448	359	352	89	25%	7	2%

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	The MOP – Average price includes feed and industrial selling prices.

Fiscal 2012 compared to Fiscal 2011

The Potash segment’s net sales increased to $3.3 billion in fiscal 2012 compared with $3.1 billion in fiscal 2011 primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $620 million, partially offset by lower sales volumes which resulted in lower sales of approximately $380 million.

The Potash segment’s sales volumes decreased to 6.7 million tonnes for fiscal 2012 compared to 7.5 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average MOP selling price was $448 per tonne in fiscal 2012, which is an increase of 25% compared to the prior year average price of $359 per tonne. MOP selling prices, both domestic and international, increased due to factors discussed in the Overview.

Gross margin for the Potash segment increased to $1.6 billion in fiscal 2012 compared to $1.5 billion in fiscal 2011. The gross margin was favorably impacted by approximately $620 million due primarily to the increase in sales prices, partially offset by a decrease in sales volume which unfavorably impacted gross margin by approximately $250 million. In addition, gross margin was unfavorably impacted by higher costs of approximately $220 million, which are further described in the following paragraphs. The factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales increased to 49% in fiscal 2012 from 48% in fiscal 2011.

We incurred $233.1 million in depreciation expense during fiscal 2012 compared to $188.9 million in fiscal 2011. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service primarily for our expansion projects.

We incurred $352.4 million in labor and contract labor costs during fiscal 2012 compared to $313.6 million in fiscal 2011. The increase in labor and contract labor costs primarily related to additional headcount and payroll related costs to support our upcoming expansions.

We incurred $257.9 million in Canadian resource taxes in fiscal 2012 compared with $243.7 million in fiscal 2011. The higher taxes were due primarily to increasing selling prices in fiscal 2012. The potash expansions resulted in a reduction to our Canadian resource taxes and royalties of approximately $185.0 million and $232.7 million for fiscal 2012 and 2011, respectively. We incurred $69.2 million in royalties in fiscal 2012 compared to $50.5 million in fiscal 2011. The increase in royalties was due primarily to higher sales in fiscal 2012.

Costs were impacted by net unrealized mark-to-market derivative losses, primarily on foreign currency and natural gas derivatives, of $38.3 million in fiscal 2012 compared with gains, primarily on foreign currency derivatives, of $12.5 million in fiscal 2011.

We incurred $205.0 million in expenses and $44.4 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during fiscal 2012, compared to $151.9 million and $37.4 million, respectively, in fiscal 2011. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. During the last half of fiscal 2012, net inflows were higher than average but still estimated to be within the range of our historical experience. We believe that some of the inflow is due to changing inflow patterns, including from below our mine workings, which can be more complex and costly to manage. Our pumping of brine from the mine has been constrained beginning in the latter half of fiscal 2012 because of less available storage capacity than normal in surface ponds primarily due to abnormal rainfall in Saskatchewan and the downtime of certain brine injection wells. The results for fiscal 2012 include the higher costs of addressing these issues as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter. The current amount of brine stored in the mined out areas at Esterhazy remains well below the level which would impede mining, although it is slightly higher than past experiences as a result of the factors described above. We have experience in reducing the amount of brine stored in the mine, primarily as a result of the increased pumping capacity that has been added in the last several years. We are also currently expanding our brine injection capacity to dispose of brine that has been pumped out of the mine at a site that is remote from our current mine workings which we expect to come online during fiscal 2013. We are reimbursed a pro-rata share of operating and capital costs of our Esterhazy mine under the Tolling Agreement, including a portion of our costs for managing the brine inflows, which reimbursement will expire during fiscal 2013.

For fiscal 2012, potash production was 7.4 million tonnes compared to 7.3 million tonnes in fiscal 2011. We increased our production rates beginning in fiscal 2011 continuing through the first half of fiscal 2012 to meet increasing demand; however, we curtailed production in the second half of the year due to lower market demand as a result of cautious customer purchasing behavior. Our operating rate for potash production was 81% in fiscal 2012 compared to 80% in fiscal 2011. Operating rates exclude tonnes produced under the Tolling Agreement.

Fiscal 2011 compared to Fiscal 2010

The Potash segment’s net sales increased to $3.1 billion in fiscal 2011 compared with $2.2 billion in fiscal 2010 primarily due to an increase in sales volumes that resulted in an increase in net sales of approximately $790 million.

The Potash segment’s sales volumes increased to 7.5 million tonnes for fiscal 2011 compared to 5.5 million tonnes in the same period of the prior year, primarily driven by the factors described in the Overview. North American sales volumes increased at a higher rate than International sales volumes as a result of stronger demand.

Our average MOP selling price was $359 per tonne in fiscal 2011, which is a slight increase compared to the prior year average price of $352 per tonne. MOP selling prices, both domestic and international, increased due to strong demand primarily driven by factors discussed in the Overview. Although both domestic and international selling prices increased, the international MOP price continued to lag domestic pricing as North American demand returned more rapidly than elsewhere.

Gross margin for the Potash segment increased to $1.5 billion in fiscal 2011 compared to $1.0 billion in fiscal 2010. The gross margin was favorably impacted by approximately $510 million due primarily to the increase in sales volumes. The gross margin was also favorably impacted by approximately $130 million in lower costs due primarily to higher production rates in the current period that resulted in a decrease in cost per tonne. This was partially offset by a $166.3 million increase in Canadian resource taxes and royalties. These and other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 48% in fiscal 2011 and 2010.

We incurred $243.7 million in Canadian resource taxes in fiscal 2011 compared with $94.7 million in fiscal 2010. The increase in these taxes was due primarily to the increase in sales volumes in fiscal 2011, partially offset by a higher deduction for capital expenditures related to our expansion projects. We incurred $50.5 million in royalties in fiscal 2011 compared to $33.2 million in fiscal 2010. The increase in royalties was due primarily to higher revenues in fiscal 2011.

Costs were impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $12.5 million in fiscal 2011 compared with gains, primarily on natural gas derivatives, of $27.6 million in fiscal 2010.

We incurred $151.9 million in expenses related to managing and mitigating the brine inflows at our Esterhazy mine during fiscal 2011 compared to $133.4 million in fiscal 2010.

For fiscal 2011, potash production was 7.3 million tonnes compared to 5.2 million tonnes in fiscal 2010. We increased our production rates beginning in the first quarter of fiscal 2011 to meet increasing demand. Our operating rate for potash production was 80% in fiscal 2011 compared to 57% in fiscal 2010.

Other Income Statement Items

	Years ended May 31,			2012-2011		2011-2010
(in millions)	2012	2011	2010	Change	Percent	Change	Percent
Selling, general and administrative expenses	$410.1	$372.5	$360.3	$37.6	10%	$12.2	3%
Other operating expenses	63.8	85.1	62.2	(21.3)	(25%)	22.9	37%
Interest (expense)	(1.4)	(27.6)	(65.7)	26.2	(95%)	38.1	(58%)
Interest income	20.1	22.5	16.1	(2.4)	(11%)	6.4	40%

Interest income (expense), net	18.7	(5.1)	(49.6)	23.8	(467%)	44.5	(90%)
Foreign currency transaction gain (loss)	16.9	(56.3)	(32.4)	73.2	(130%)	(23.9)	74%
Gain on sale of equity investment	-	685.6	-	(685.6)	(100%)	685.6	N	M
Other income (expense)	(17.8)	(17.1)	0.9	(0.7)	4%	(18.0)	N	M
Provision for income taxes	711.4	752.8	347.3	(41.4)	(5%)	405.5	117%
Equity in net earnings (loss) of nonconsolidated companies	13.3	(5.0)	(10.9)	18.3	(366%)	5.9	(54%)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $410.1 million in fiscal 2012 compared to $372.5 million in fiscal 2011 due to an increase in salaries and benefits combined with an increase in costs associated with operational improvement initiatives, primarily related to information technology enhancements. Selling, general and administrative expenses increased to $372.5 million in fiscal 2011 compared to $360.3 million in fiscal 2010 primarily as a result of an increase in charitable contributions.

Other Operating Expenses

Other operating expenses were $63.8 million in fiscal 2012 compared to $85.1 million in fiscal 2011. Other operating expenses typically consist of three major categories: 1) ARO/environmental and legal reserves, 2) insurance reimbursements and 3) gain/loss on fixed assets. The decrease in fiscal 2012 primarily relates to a loss on fixed assets. In the prior year, we had a $17.0 million write-off of assets at our Louisiana ammonia facility in our Phosphates segment.

Other operating expenses were $85.1 million in fiscal 2011 compared to $62.2 million in fiscal 2010. The increase in other operating expenses was primarily due to the $17.0 million write-off of assets at our Louisiana ammonia facility noted above.

Interest Income (Expense), Net

Net interest income was $18.7 million in fiscal 2012 compared to net interest expense of $5.1 million in fiscal 2011. Net interest income in fiscal 2012 was due to lower interest expense resulting from the repayment of debt with a higher interest rate and continued higher amounts of capitalized interest. Net interest expense decreased to $5.1 million in fiscal 2011 compared to $49.6 million in fiscal 2010 primarily as a result of higher capitalized interest primarily related to capital expenditures for our Potash expansion projects.

Foreign Currency Transaction Gain (Loss)

In fiscal 2012, we recorded a foreign currency transaction gain of $16.9 million, compared to a loss of $56.3 million in fiscal 2011. The foreign currency transaction gain in fiscal 2012 was primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries. The average value of the Canadian dollar decreased by 5% in fiscal 2012 and increased by 8% in fiscal 2011. The average value of the Brazilian Real decreased by 22% in fiscal 2012 and increased by 15% in fiscal 2011.

In fiscal 2011 and 2010, we recorded foreign currency transaction losses of $56.3 million and $32.4 million, respectively. The foreign currency transaction losses in fiscal 2011 and 2010 were primarily the result of the effect of a weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries.

Gain on Sale of Equity Investment

In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. The tax impact of this transaction was $116.2 million which is included in our provision for income taxes for fiscal 2011. For further discussion see Note 10 of our Notes to Consolidated Financial Statements.

Other Income (Expense)

For fiscal 2012, we recorded a charge of approximately $20 million for the call premium related to the redemption of the remaining $469.3 million aggregate principal amount of our 7-5/8% Senior Notes due December 2016. See Note 12 of our Notes to Consolidated Financial Statements.

For fiscal 2011, we recorded a charge of approximately $19 million for the call premium and write-off of unamortized fees related to the redemption of the remaining $455.4 million aggregate principal amount of our 7-3/8% senior notes due December 2014.

Provision for Income Taxes

Years Ended May 31,	Effective Tax Rate	Provision for Income Taxes
2012	27.1%	$711.4
2011	23.0%	752.8
2010	29.2%	347.3

Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. Income tax expense for fiscal 2012 was $711.4 million, an effective tax rate of 27.1% on pre-tax income of $2.6 billion.

Income tax expense for fiscal 2011 was $752.8 million, an effective tax rate of 23.0% on pre-tax income of $3.3 billion. The tax rate was impacted by a $116.2 million expense related to the gain on the sale of our interest in Fosfertil.

Income tax expense for fiscal 2010 was $347.3 million, an effective tax rate of 29.2% on pre-tax income of $1.2 billion. The effective tax rate was unfavorably impacted by $53.0 million related to losses in non-U.S. subsidiaries for which we did not realize a tax benefit in fiscal 2010.

Equity in Net Earnings (Loss) of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was a gain of $13.3 million in fiscal 2012. Our fiscal 2012 gain was driven primarily by higher production and profitability levels of the Miski Mayo Mine.

Equity in net earnings of non-consolidated companies was a loss of $5.0 million in fiscal 2011. Our fiscal 2011 loss was driven primarily by our investment in the Miski Mayo Mine which was in the startup stage in fiscal 2011.

Equity in net earnings of non-consolidated companies was a loss of $10.9 million in fiscal 2010 primarily driven by losses from Fosfertil which was sold in fiscal 2011. The loss from Fosfertil was the result of a decrease in phosphate selling prices, higher costs of raw materials to produce phosphates, and an unfavorable foreign exchange impact.

Critical Accounting Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America which requires us to make various judgments, estimates and assumptions that could have a significant impact on our reported results and disclosures. We base these estimates on historical experience and other assumptions believed to be reasonable at the time we prepare our financial statements. Changes in these estimates could have a material effect on our Consolidated Financial Statements.

Our significant accounting policies can be found in Note 3 of our Notes to Consolidated Financial Statements. We believe the following accounting policies include a higher degree of judgment and complexity in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Recoverability of Long-Lived Assets including Goodwill

Assessing the potential impairment of long-lived assets is an integral part of our normal ongoing review of operations. These assessments involve estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. Further, our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate. Refer to “Item 1A. Risk Factors” in Part I of this annual report on Form 10-K.

As mentioned above, these factors do not change in isolation; therefore, it is not practicable to present the impact of changing a single factor. If management uses different assumptions or if different conditions occur in future periods, future impairment charges could result and could be material. Impairments generally would be non-cash charges. During the current fiscal year, no material impairment was indicated.

The carrying value of goodwill in our business segments, which are also our reporting units, is tested annually for possible impairment during the second quarter of each fiscal year. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by variable factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. No goodwill impairment was indicated in the current fiscal year. See Note 11 of our Notes to Consolidated Financial Statements for additional information regarding goodwill. As of May 31, 2012 we had $1.8 billion of goodwill.

Useful Lives of Depreciable Assets and Rates of Depletion

We estimate initial useful lives of property, plant and equipment based on operational experience, current technology, improvements made to the assets, and anticipated business plans. Factors affecting the fair value of our assets, as noted above, may also affect the estimated useful lives of our assets and these factors can change. Therefore, we periodically review the estimated remaining useful lives of our facilities and other significant assets and adjust our depreciation rates prospectively where appropriate.

Depletion expenses for mining operations, including mineral reserves, are generally determined using the units-of-production method based on estimates of recoverable reserves. These estimates may change based on new information regarding the extent or quality of mineral reserves, permitting or changes in mining strategies.

Inventories

We review our inventory carrying amounts quarterly to determine if they exceed their estimated net realizable value. Forecasted selling prices are a significant component in determining estimated net realizable value. As described in our significant accounting policies, there are a number of demand and supply variables that can impact forecasted selling prices. Additionally, judgment is involved in this analysis with estimating whether inventories will be sold as blends or other products and the expected effects on costs. These factors do not change in isolation, and therefore, it is not practicable to present the impact of changing a single factor.

Although we believe our judgments and estimates are reasonable, results could differ materially if actual selling prices differ significantly from forecasted selling prices or if expected costs change significantly through the ultimate sale of inventory. Charges for lower of cost or market adjustments, if any, are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a permanent decline of market value below cost. During fiscal year 2012, 2011 or 2010 no lower of cost or market inventory write-downs were indicated.

We allocate fixed expense to the costs of production based on normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense. When a production facility is completely shut down temporarily, it is considered “idle”, and all related expenses are charged to cost of goods sold.

Environmental Liabilities and Asset Retirement Obligations (“AROs”)

We record accrued liabilities for various environmental and reclamation matters including the demolition of former operating facilities, and AROs.

Contingent environmental liabilities are described in Note 22 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of May 31, 2012 and 2011, we had accrued $27.3 million and $41.7 million, respectively, for environmental matters.

As indicated in Note 15 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. At May 31, 2012 and 2011, $600.3 million and $573.1 million, respectively, was accrued for AROs.

Pension Plans and Other Postretirement Benefits

The accounting for benefit plans is highly dependent on valuation of pension assets and actuarial estimates and assumptions.

We have investments that require the use of management estimates to determine their valuation. These estimates include third-party comparables, net asset value as determined by fund managers, or other internal estimates. However, we believe that our defined benefit pension plans are well diversified with an asset allocation policy that provides the pension plans with the appropriate balance of investment return and volatility risk given the funded nature of the plans, our present and future liability characteristics and our long-term investment horizon. The primary investment objective is to provide that adequate assets are available to meet future liabilities. To accomplish this, we monitor and manage the assets of the plans to better insulate the portfolio from changes in interest rates that impact the assets and liabilities.

The assumptions and actuarial estimates required to estimate the employee benefit obligations for pension plans and other postretirement benefits include discount rate, expected salary increases, certain employee-related factors, such as turnover, retirement age and mortality (life expectancy), expected return on assets and healthcare cost trend rates. We evaluate these critical assumptions at least annually. Our assumptions reflect our historical experiences and our best judgments regarding future expectations that have been deemed reasonable by management.

The judgments made in determining the costs of our benefit plans can impact our Consolidated Statements of Earnings. As a result, we use actuarial consultants to assist management in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included as a component of other comprehensive income/(expense) as unamortized net gains and losses, which are amortized into earnings over future periods. As of May 31, 2012 and 2011, we had $149.0 million and $124.8 million, respectively, accrued for pension and other postretirement benefit obligations. Our pension and other postretirement benefits are further described in Note 19 of our Notes to Consolidated Financial Statements.

Income Taxes

Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $476.9 million as of May 31, 2012. It is reasonably possible that changes to the Company’s unrecognized tax benefits could be significant; however, due to the uncertainty of possible outcomes, a current estimate of the range of changes that may occur cannot be made.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating future taxable income, using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of May 31, 2012 and 2011, we had a valuation allowance of $180.2 million and $209.2 million, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, and foreign currency exchange rates could result in adjustment to these allowances.

We have not recorded U.S. deferred income taxes on certain of our non-U.S. subsidiaries’ undistributed earnings as such amounts are intended to be reinvested outside the United States indefinitely. However, should we change our business and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, additional U.S. tax liabilities would be incurred. It is not practicable to estimate the amount of additional U.S. tax liabilities we would incur.

We have included a further discussion of income taxes in Note 14 of our Notes to Consolidated Financial Statements.

Canadian Resource Taxes and Royalties

We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. We also pay a percentage of the value of resource sales from our Saskatchewan mines. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to the majority of potash reserves or production of potash. These resource taxes and royalties are recorded in cost of goods sold in our Consolidated Statements of Earnings. Our Canadian resource taxes and royalties expenses were $327.1 million, $294.2 million and $127.9 million for fiscal 2012, 2011 and 2010, respectively. As of May 31, 2012 and 2011, our Canadian resource taxes and royalties accruals were $63.4 million and $112.1 million, respectively, in our Consolidated Balance Sheets.

The profits tax is the most significant part of the Potash Production Tax and is calculated on the potash content of each tonne sold (“K2O tonne”) from each Saskatchewan mine. The Potash Production Tax is calculated on a calendar year basis; accordingly, the total expense for fiscal 2012 is based in part on forecasted profit per K2O tonne for calendar 2012, which includes estimates of selling prices and volumes for the remainder of the calendar year. In calculating profit per K2O tonne for profits tax purposes, we deduct, among other operating expenses, a depreciation allowance with a majority of the depreciation allowance in calendar 2012 at a 120% rate of the capital expenditures made during the year. Therefore, the capital expenditures related to the potash mine expansions forecasted for calendar 2012 will significantly reduce the calculated profit per K2O tonne and the resulting profit tax accrued as of May 31, 2012. This impact is expected to continue until our potash mine expansions are complete. The potash expansions resulted in a reduction to our Canadian resource taxes and royalties of approximately $185.0 million and $232.7 million for fiscal 2012 and 2011, respectively.

If differing assumptions and estimates had been used in the current period, including assumptions regarding future potash selling prices and sales volumes and forecasted capital expenditures, the accruals for Canadian resource taxes and royalties could have changed. These factors do not change in isolation; and therefore, it is not practicable to present the impact of changing a single factor.

Litigation

Our operating results are affected by claims and judicial or administrative proceedings involving the Company, many of which are incidental to the ordinary operation of the business, as described in Note 22 of our Notes to Consolidated Financial Statements. We record accruals for such claims and procedures when information available to us indicates it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals are established as part of an ongoing assessment that takes into consideration such items as advice of legal counsel, developments in individual claims and proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, ongoing discovery, and past experience in defending and settling similar claims. Adjustments to accruals, recorded as needed in our Consolidated Statement of Earnings each quarter, are made to reflect changes in and current status of these factors. While we have established what we currently believe are adequate accruals for pending legal matters, these accruals frequently involve estimates based upon the current judgment of management and others and the final outcome or potential settlement of litigation or other claims could differ materially from the recorded amounts.

Liquidity and Capital Resources

We define liquidity as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to fund working capital requirements, fund capital expenditures including expansion projects, and capital policy decisions which include making payments on and refinancing our indebtedness and distributions to our shareholders, either in the form of share repurchases or dividend policies. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

We have significant liquidity and capital resources as of May 31, 2012 with approximately $3.8 billion in cash and cash equivalents, $11.9 billion of Mosaic stockholders’ equity, $1.0 billion in long-term debt (less current maturities of $0.5 million) and $42.5 million in short-term debt. Maturities of long-term debt within the next five years are $9.8 million.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $2.2 billion of cash and cash equivalents are held by non-U.S. subsidiaries, the majority of which is held in Canada, as of May 31, 2012. The majority of our funds are not subject to significant foreign currency exposures as the bulk of these funds are held in U.S. dollar denominated investments. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on remitting approximately $0.4 billion of cash associated with certain undistributed earnings, that are part of the permanently reinvested earnings discussed in Note 14 of our Notes to Consolidated Financial Statements. Information about the investment of our cash and cash equivalents is included in Note 3 of our Notes to Consolidated Financial Statements.

Cash Requirements

We have certain contractual cash obligations that require us to make payments on a scheduled basis which include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and postretirement obligations. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, rock and natural gas and obligations to purchase raw materials for our International distribution activities. Other large cash obligations are our AROs and other environmental obligations primarily related to our Phosphates segment and our long-term debt. Our long-term debt has maturities ranging from one year to 30 years. We expect to fund our AROs, purchase obligations, and capital expenditures with a combination of operating cash flows, cash and cash equivalents, and borrowings. See Off-Balance Sheet Arrangements and Obligations for the amounts owed by Mosaic under Contractual Cash Obligations below.

Sources and Uses of Cash

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for fiscal 2012, 2011 and 2010:

	Years ended May 31,
(in millions) Cash Flow				2012 - 2011		2011 - 2010
	2012	2011	2010	Change	Percent	Change	Percent
Net cash provided by operating activities	$2,705.8	$2,426.7	$1,356.0	$279.1	12%	$1,070.7	79%
Net cash used in investing activities	(1,627.4)	(572.1)	(866.3)	(1,055.3)	184%	294.2	(34%)
Net cash used in financing activities	(1,061.1)	(585.0)	(710.6)	(476.1)	81%	125.6	(18%)

As of May 31, 2012, we had cash and cash equivalents of $3.8 billion. Funds generated by operating activities, available cash and cash equivalents and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to meet our operating needs and finance anticipated expansion plans and strategic initiatives in fiscal 2013. In addition, as of May 31, 2012, approximately $730 million was available under our credit facility for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Net cash flow from operating activities has provided us with a significant source of liquidity. For fiscal 2012, net cash provided by operations was $2.7 billion, compared to $2.4 billion in fiscal 2011. Operating cash flow was primarily driven by net earnings in fiscal 2012.

Operating activities provided $2.4 billion of cash for fiscal 2011, an increase of $1 billion compared to fiscal 2010. Operating cash flow was primarily driven by net earnings in fiscal 2011. In addition, accounts receivable increased related to increased sales prices and volumes and inventories increased due to increased raw material costs in fiscal 2011, partially offset by increases in accounts payable and customer prepayments which are included in accrued liabilities.

Operating activities provided $1.4 billion of cash for fiscal 2010, primarily driven by net earnings.

Investing Activities

Net cash used in investing activities was $1.6 billion in fiscal 2012, compared to $572.1 million in fiscal 2011. The increase in cash used in investing activities is due to an increase in capital expenditures primarily related to our expansion projects in our Potash segment. Capital expenditures related to our expansion projects were $839.4 million in fiscal 2012.

Investing activities used $572.1 million of cash for fiscal 2011, a decrease of $294.2 million compared to fiscal 2010. The decrease in cash used in investing activities was primarily due to $1.0 billion in proceeds from the sale of our investment in Fosfertil, partially offset by our investment in our equity interest in the Miski Mayo Mine of approximately $385 million and an increase in capital expenditures primarily related to our expansion projects in our Potash segment. Capital expenditures related to our expansion projects were $611.2 million in fiscal 2011.

Financing Activities

Net cash used in financing activities for fiscal 2012 was $1.1 billion, compared to $585.0 million for the same period in fiscal 2011. The primary reason for the increase in net cash used in financing activities was the repurchase of Class A common stock in the second quarter of fiscal 2012 for $1.2 billion. Additionally, on October 24, 2011, we completed a $750.0 million public offering of our New Senior Notes. We used $505.0 million of the net proceeds from this offering to redeem the remaining $469.3 million aggregate principal amount of our 7-5/8% Senior Notes of our subsidiary, MOS Holdings Inc., on December 1, 2011.

Net cash used in financing activities for fiscal 2011 was $585.0 million, a decrease of $125.6 million compared to fiscal 2010. The primary reason for the decrease in net cash used in financing activities was the payment of a special dividend of $578.5 million in fiscal 2010, partially offset by the redemption of the remaining $455.4 million aggregate principal amount of our 7-3/8% Senior Notes due December 2014.

Debt Instruments, Guarantees and Related Covenants

See Note 12 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we incur liabilities for reclamation activities under which we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations and Note 22 of our Notes to Consolidated Financial Statements for additional information about these requirements.

Off-Balance Sheet Arrangements and Obligations

Off-Balance Sheet Arrangements

In accordance with the definition under rules of the Securities and Exchange Commission (“SEC”), the following qualify as off-balance sheet arrangements:

•	certain obligations under guarantee contracts that have “any of the characteristics identified in FASB ASC paragraph ASC 460-10-15-4 (Guarantees Topic)”;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•

any obligation, including a contingent obligation, under a contract that would be accounted for as derivative instruments except that it is both indexed to the registrant’s own stock and classified as equity; and

•

any obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Information regarding guarantees that meet the above requirements is included in Note 18 of our Notes to Consolidated Financial Statements and is hereby incorporated by reference. We do not have any contingent interest in assets transferred, derivative instruments, or variable interest entities that qualify as off-balance sheet arrangements under SEC rules.

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of May 31, 2012:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$1,010.5	$0.5	$2.2	$7.1	$1,000.7
Estimated interest payments on long-term debt (a)	222.7	19.7	38.5	36.3	128.2
Operating leases	112.4	41.1	40.9	16.5	13.9
Purchase commitments (b)	4,691.4	1,874.0	492.4	225.1	2,099.9
Pension and postretirement liabilities (c)	479.3	39.7	89.4	94.7	255.5

Total contractual cash obligations	$6,516.3	$1,975.0	$663.4	$379.7	$3,498.2

(a)	Based on interest rates and debt balances as of May 31, 2012.
(b)	Based on prevailing market prices as of May 31, 2012. The majority of items more than 5 years is our estimated purchase commitment from our equity investee, the Miski Mayo Mine.
(c)

Fiscal 2013 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

Other Commercial Commitments

The following is a summary of our other commercial commitments as of May 31, 2012:

		Commitment Expiration by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$22.0	$22.0	$-	$-	$-
Surety bonds	185.2	137.7	47.3	-	0.2

Total	$207.2	$159.7	$47.3	$-	$0.2

The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. As of May 31, 2012, we had $171.3 million in surety bonds outstanding for mining reclamation obligations in Florida. We have letters of credit directly supporting mining reclamation activity of $1.9 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.

We are subject to financial responsibility obligations for our Gypstacks in Florida and Louisiana. We are currently in compliance with these financial assurance requirements because our financial strength permits us to meet applicable financial strength tests. However, at various times we have not met the applicable financial strength tests and there can be no assurance that we will be able to meet applicable financial strength tests in Florida and Louisiana in the future. In the event we do not meet either the Florida or Louisiana financial strength test, we could be required to seek an alternate financial strength test acceptable to state regulatory authorities or provide credit support, which may include surety bonds, letters of credit and cash escrows. Cash escrows would be classified as restricted cash on our Consolidated Balance Sheets. Assuming we maintain our current levels of liquidity and capital resources, we do not expect that the Florida and Louisiana requirements will have a material effect on our results of operations, liquidity or capital resources.

Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1.439 million. The value of the AROs for closure of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $407 million as of May 31, 2012. Compliance with the financial assurance requirements in Florida and Louisiana are based on the undiscounted Gypstack closure estimates.

In connection with the Company’s efforts to achieve resolution of certain environmental matters, the U.S. Department of Justice and the U.S. Environmental Protection Agency, together with the States of Louisiana and Florida, seek to require Mosaic to provide financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a meaningful portion of the estimated costs to close all the Gypstacks currently, rather than the costs estimated at the end of their useful lives. The estimated closure costs for our Gypstacks using the government’s approach would result in substantially higher estimates. These costs are generally expected to be paid in the normal course of our Phosphates business over three decades or more after a Gypstack has been closed. In addition, we currently estimate that capital expenditures related to other obligations that would be required to achieve resolution of these environmental matters would likely be in excess of $150 million in the aggregate over a period of several years. See the discussion under “EPA RCRA Initiative” in Note 22 of our Notes to Consolidated Financial Statements for more information on this matter.

Other Long-Term Obligations

The following is a summary of our other long-term obligations as of May 31, 2012:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO (a)	$1,719.9	$95.6	$151.5	$99.1	$1,373.7

(a)

Represents the undiscounted, inflation adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $600.3 million as of May 31, 2012, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

As of May 31, 2012, we had contractual commitments with non-affiliated customers for the sale of approximately 2.4 million tonnes of concentrated phosphates and 0.5 million tonnes of potash for fiscal 2013.

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

Commitments are set forth in Note 21 of our Notes to Consolidated Financial Statements and are incorporated herein by reference.

Income Tax Obligations

Gross uncertain tax positions as of May 31, 2012 of $476.9 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 14 of our Notes to Consolidated Financial Statements.

Market Risk

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes.

Foreign Currency Exchange Rates

We use financial instruments, including forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in our cash flows, not the foreign currency volatility in our earnings.

One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. We generally enter into derivative instruments for a portion of the currency risk exposure on anticipated cash inflows and outflows, including contractual outflows for our Potash expansion and other capital expenditures denominated in Canadian dollars. A stronger Canadian dollar generally reduces these entities’ operating earnings. A weaker Canadian dollar has the opposite effect. Depending on the underlying exposure, such derivatives can create additional earnings volatility because we do not use hedge accounting. Gains or losses on these derivative contracts, both for open contracts at quarter end (unrealized) and settled contracts (realized), are recorded in either cost of goods sold or foreign currency transaction loss (gain).

The functional currency for our Brazilian subsidiaries is the Brazilian real. We finance our Brazilian inventory purchases with U.S. dollar denominated liabilities. A stronger Brazilian real relative to the U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency transaction gain is recorded as non-operating income (expense). A weaker Brazilian real has the opposite effect. We also enter into derivative instruments for a portion of our currency risk exposure on anticipated cash flows, and record an associated gain or loss in the foreign currency transaction gain and loss line in the Consolidated Statements of Earnings.

Our foreign currency exchange contracts do not qualify for hedge accounting; therefore, all gains and losses are recorded in the Consolidated Statements of Earnings. Gains and losses on foreign currency exchange contracts are recorded in either cost of goods sold or foreign currency transaction loss (gain) in the Consolidated Statement of Earnings depending on the underlying transactions.

As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of May 31, 2012 and 2011, the fair value of our major foreign currency exchange contracts were ($13.5) million and $14.8 million, respectively. We recorded an unrealized loss of $23.9 million in cost of goods sold and recorded an unrealized loss of $4.0 million in foreign currency transaction gain (losses) in the Consolidated Statements of Earnings for fiscal 2012.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of May 31, 2012		As of May 31, 2011
	Expected Maturity Date		Expected Maturity Date
(in millions)	Fiscal 2012	Fair Value	Fiscal 2011	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$) - long	$1,157.9	$(28.2)	$523.6	$14.6
Weighted Average Rate - Canadian dollar to U.S. dollar	0.9896		1.0011
Foreign Currency Exchange Collars
Canadian Dollar
Notional (million US$)	$-	$-	41.1	$0.6
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	-		1.0270
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	-		0.9679
Brazilian Real
Notional (million US$)	$-	$-	4.9	$0.2
Weighted Average Participation Rate - Brazilian real to U.S. dollar	-		1.9580
Weighted Average Protection Rate - Brazilian real to U.S. dollar	-		1.6568
Indian Rupee
Notional (million US$)	$-	$-	15.0	$(0.2)
Weighted Average Participation Rate - Indian rupee to U.S. dollar	-		44.5400
Weighted Average Protection Rate - Indian rupee to U.S. dollar	-		48.1667
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$) - long	$394.5	$4.6	212.5	$1.2
Weighted Average Rate - Brazilian real to U.S. dollar	1.9634		1.5918
Notional (million US$) - short	$110.3		49.2
Weighted Average Rate - Brazilian real to U.S. dollar	1.9179		1.7022
Indian Rupee
Notional (million US$) - long	$141.7	$10.1	46.0	$(1.1)
Weighted Average Rate - Brazilian real to U.S. dollar	52.6348		46.2261
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$) - long	$31.5	$-	130.0	$(0.5)
Weighted Average Rate - Brazilian real to U.S. dollar	1.9537		1.6058
Notional (million US$) - short	$15.8	$-	80.0	$-
Weighted Average Rate - Brazilian real to U.S. dollar	1.9984		1.6113

Total Fair Value		$(13.5)		$14.8

Commodities

We use forward purchase contracts, swaps and three-way collars to reduce the risk related to significant price changes in our inputs and product prices.

Our commodities contracts do not qualify for hedge accounting; therefore, all gains and losses are recorded in the Consolidated Statements of Earnings. Gains and losses on commodities contracts are recorded in cost of goods sold in the Consolidated Statements of Earnings.

As of May 31, 2012 and 2011, the fair value of our major natural gas commodities contracts were ($21.4) million and ($4.9) million, respectively. We recorded an unrealized loss of $16.0 million in cost of goods sold on the Consolidated Statements of Earnings in fiscal 2012.

Our primary commodities exposure relates to price changes in natural gas.

The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of May 31, 2012			As of May 31, 2011
	Expected Maturity Date			Expected Maturity Date
(in millions)	Fiscal 2013	Fiscal 2014	Fair Value	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fair Value
Natural Gas Swaps
Notional (million MMBtu) - long	17.7	6.6	$(21.4)	9.3	6.6	6.6	$(4.9)
Weighted Average Rate (US$/MMBtu)	$3.26	$4.37		$4.65	$4.55	$4.63

Total Fair Value			$(21.4)				$(4.9)

Summary

Overall, there have been no material changes in our primary risk exposures since the prior year. We do not expect any material changes in our primary risk exposures. For additional information related to derivatives, see Notes 16 and 17 of our Notes to Consolidated Financial Statements.

Environmental, Health and Safety Matters

We are subject to an evolving complex of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that govern our production and distribution of crop and animal nutrients. These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) management and/or remediation of potential impacts to air, soil and water quality from our operations; (iii) disposal of waste materials; (iv) reclamation of lands after mining; (v) management and handling of raw materials; (vi) product content; and (vii) use of products by both us and our customers.

We have a comprehensive EHS management program that seeks to achieve sustainable, predictable and verifiable EHS performance. Key elements of our EHS program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving our EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing professional qualified EHS staff; (vi) evaluating facility conditions; (vii) evaluating and enhancing safe workplace behaviors; (viii) performing audits; (ix) formulating EHS action plans; and (x) assuring accountability of all managers and other employees for EHS performance. Our business units are responsible for implementing day-to-day elements of our EHS program, assisted by an integrated staff of EHS professionals. We conduct audits to verify that each facility has identified risks, achieved regulatory compliance, implemented continuous EHS improvement, and incorporated EHS management systems into day-to-day business functions.

New or proposed regulatory programs can present significant challenges in ascertaining future compliance obligations, implementing compliance plans, and estimating future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. New or proposed regulatory requirements may require modifications to our facilities or to operating procedures and these modifications may involve significant capital costs or increases in operating costs.

We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and continue to improve our environmental stewardship. In fiscal 2013, we expect environmental capital expenditures to total approximately $150 million, primarily related to: (i) modification or construction of waste management, water treatment areas and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $110 million in fiscal 2013. In fiscal 2014, we estimate environmental capital expenditures will be approximately $140 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $90 million. In fiscal 2012, we spent approximately $300 million for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in fiscal 2013 or in the future.

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

Expanding our operations or extending operations into new areas is also predicated upon securing the necessary environmental or other permits or approvals. We have been engaged in, and over the next several years will be continuing, efforts to obtain permits in support of our anticipated Florida mining operations at certain of our properties. For years, we have successfully permitted mining properties and anticipate that we will be able to permit these properties as well.

A denial of our permits, the issuance of permits with cost-prohibitive conditions, substantial delays in issuing key permits, legal actions that prevent us from relying on permits or revocation of permits can prevent or delay our mining at the affected properties and thereby materially affect our business, results of operations, liquidity or financial condition:

The Altman Extension of the Four Corners Mine. In fiscal 2009, in connection with our efforts to permit the Altman Extension (the “Altman Extension”) of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court contesting the actions by the Corps in issuing a federal wetlands permit. Although this lawsuit remains ongoing, the federal wetlands permit issued by the U.S. Army Corps of Engineers (the “Corps”) has remained in effect. Mining on the Altman Extension commenced and approximately 600 acres of the Altman Extension were mined and/or disturbed. The remaining approximately1,200 acres of the Altman extension of our Four Corners mine are not currently in our near-term mining plan and we have moved the dragline that had been mining the Altman extension to another area of our Four Corners mine. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

The Hardee County Extension of the South Fort Meade Mine. Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. In June 2010, the Corps issued the federal wetlands permit. Subsequently, certain non-governmental organizations filed a lawsuit against the Corps contesting its issuance of this federal wetlands permit, alleging that the actions by the Corps in issuing the permit violated certain federal laws relating to the protection of the environment. Preliminary injunctions entered into in this lawsuit subsequently resulted in shutdowns or reduced production at our South Fort Meade mine. Following the settlement of the lawsuit in February 2012 and court approval, we expect to be able to resume full production at our South Fort Meade mine by the end of the first quarter of fiscal 2013.

The periods of shutdown or reduced production at our South Fort Meade mine resulted in costs to suspend operations and idle plant costs, and lower phosphate rock mining production levels also adversely affected gross margin. Because of our successful execution of mitigation measures, our sales volumes were not significantly impacted. Our mitigation activities included a partial settlement that allowed us to mine a limited portion of our reserves in Hardee County; drawing down existing phosphate rock and finished product inventories; sourcing rock from our investment in the Miski Mayo Mine; purchasing phosphate rock from third parties where reasonable; and maximizing production at our other phosphate mines.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, we were notified by the Corps that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012 the Corps published notice of availability of the draft AEIS in the Federal Register. The Corps has announced that it will accept public comment on the draft AEIS through July 31, 2012. The Corps’ current schedule calls for it to issue the AEIS in December 2012. This AEIS is expected to include information on environmental impacts upon which the Corps would rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. We cannot predict the scope or actual timeline for this process, or what its outcome will be. Although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

Local Community Participation. In addition, in Florida, local community participation has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance.

Water Quality Regulations for Nutrient Discharges. There are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:

Nutrient Discharge in Florida. On December 7, 2010, we filed a lawsuit in federal court against the U.S. Environmental Protection Agency (“EPA”) challenging a rule adopted by the EPA that set numeric water quality standards (the “NNC Rule”) for the discharge of nitrogen and/or phosphorus into Florida lakes and streams. The NNC Rule set criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012.

In February 2012, the court invalidated the NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. In March 2012, the court ordered that the effective date of the parts of the NNC Rule that the court had upheld be postponed until July 2012. Although we have not appealed, several other parties have appealed certain of the court’s rulings. In May 2012, the EPA proposed further postponement of the effective date until October 2012 and sought comment on extending the effective date to July 2013.

The NNC Rule includes alternative compliance mechanisms, as well as a provision for developing site-specific alternative criteria which, if approved by the EPA, allow for deviations from the water quality standard that is otherwise applicable under the NNC Rule. We intend to explore the use of site-specific alternative criteria, where appropriate; however, we cannot presently predict whether we will be able to obtain approval of site-specific alternative criteria or the extent to which such approved criteria would moderate the impacts of the NNC Rule on us.

The Florida Department of Environmental Protection (the “FDEP”) recently adopted state rules that could supplant many of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. The FDEP rule proposal was challenged in a state administrative proceeding by certain nongovernmental organizations but was upheld, became effective and was submitted to the EPA for approval in June 2012. We cannot predict whether the FDEP rule will be approved in whole or in part by the EPA or when or the extent to which it will affect us.

Subject to the EPA’s reconsideration of the remanded portion of its rule and consideration of the FDEP rule, and further litigation developments, we expect that compliance with the requirements of the NNC Rule could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

Nutrient Discharges into the Gulf of Mexico and Mississippi River Basin. The Gulf Coast Ecosystem Restoration Task Force, established by executive order of the President and comprised of five Gulf states and eleven federal agencies, has delivered a final strategy for long-term ecosystem restoration for the Gulf Coast. The strategy calls for, among other matters, reduction of the flow of excess nutrients into the Gulf of Mexico through state nutrient reduction frameworks, new nutrient reduction approaches and reduction of agricultural and urban sources of excess nutrients. Implementation of the strategy will require legislative or regulatory action at the state level. We cannot predict what the requirements of any such legislative or regulatory action could be or whether or how it would affect us or our customers.

In March 2012, several nongovernmental organizations brought a lawsuit in federal court against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. The EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit.

Reclamation Obligations. During our phosphate mining operations, we remove overburden in order to retrieve phosphate rock reserves. Once we have finished mining in an area, we return overburden and sand tailings and reclaim the area in accordance with approved reclamation plans and applicable laws. We have incurred and will continue to incur significant costs to fulfill our reclamation obligations.

Management of Residual Materials and Closure of Management Areas. Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate clay residuals from mining are deposited in clay settling ponds. Processing of phosphate rock with sulfuric acid generates phosphogypsum that is stored in Gypstacks.

During the life of the tailings management areas, clay settling ponds and Gypstacks, we have incurred and will continue to incur significant costs to manage our potash and phosphate residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed. We have recorded significant AROs in accordance with FASB Accounting Standards Codification (“ASC”) 410 with respect to the Phosphates business.

The Saskatchewan government has approved decommissioning and reclamation plans for potash facilities. In light of our current expectations about the remaining lives of our mines in Saskatchewan, we do not believe the present value of these requirements are material to us.

Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations above and the discussion under “EPA RCRA Initiative” in Note 22 of our Notes to Consolidated Financial Statements for additional information about these requirements.

In connection with the closure plans for potash facilities discussed above, the potash industry proposed a risk-based model that evaluated potential stakeholder economic exposures to assist in determining an acceptable level of residual risk. The model output identified an optimum funding arrangement that called for the establishment of company trusts, with the Mosaic trust (approximately $10 million as of May 31, 2012) being funded over a five year period. The Saskatchewan government has not formally accepted the industry proposal but has indicated that acceptance is likely. Regardless of the Saskatchewan government’s decision, we do not anticipate that additional financial assurance funding requirements for closure of potash facilities would have a material effect on our results of operations, liquidity or capital resources in the foreseeable future.

Climate Change

We are committed to finding ways to meet the challenges of crop nutrient production and distribution in the context of the need for reduced greenhouse gas emissions. While focused on helping the world grow the food it needs, we have proven our commitment to using our resources more efficiently and have delivered innovative energy recovery technologies that result in our generation of much of the energy we need in our North American Phosphate operations from high efficiency heat recovery systems that result in lower greenhouse gas emissions.

Climate Change Regulation. Various governmental initiatives to limit greenhouse gas emissions are under way or under consideration around the world. These initiatives could restrict our operating activities, require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency or limit our output, require us to make capital improvements to our facilities, increase our energy, raw material and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us.

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

Governmental greenhouse gas emission initiatives include among others:

•

Initiatives in the United States: Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, the EPA or various states. We do not believe that any such legislation or regulation that has been adopted has had, or that any such legislation or regulation that is currently under active consideration, is reasonably likely to have, a material adverse effect on our results of operations, liquidity or capital resources. It is possible, however, that future legislation or regulation addressing climate change could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material.

Our continuing focus on operational excellence in our Phosphates business segment is helping us reduce our indirect greenhouse gas emissions. For example, normal chemical processes in our U.S. Phosphates’ operations generate heat that can be captured and converted into electricity to replace some of the electricity we currently purchase. We already have waste heat recovery systems that generate a portion of our U.S. Phosphates’ electricity needs and are continuing waste heat recovery initiatives that will deliver significant additional energy savings. These initiatives, along with energy efficiency and conservation measures, are intended to offset most or all of our U.S. Phosphates’ electricity purchases and are expected to significantly reduce the indirect greenhouse gas emissions associated with our Phosphates business.

•

Initiatives in Canada. While the Canadian federal government has withdrawn from the Kyoto Protocol, Canada remains committed to significant greenhouse gas reductions. Public announcements have indicated that future federal targets will align with the previously stated reduction targets for 2020 of 17% below 2005 levels through a sector-by-sector approach aligned with the United States, where appropriate. Our Saskatchewan Potash facilities continue to work with the Canadian Fertilizer Institute and Environment Canada on a sector based approach.

In May 2009, the Province of Saskatchewan, in which our Canadian potash mines are located, began to consider legislation intended to lead to the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. Key elements under consideration by the Province include a primary focus on achieving the 20% reduction by 2020 through technological advancements and creation of a Technology Fund to finance low-carbon investments by regulated emitters. As part of this initiative, a Climate Change Foundation will be established to fund research and development projects related to reducing and avoiding greenhouse gas emissions, water conservation, biodiversity conservation, energy efficiency, adaptation planning, and education and public awareness.

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

We continue to focus on energy efficiency initiatives within our operations.

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

Remedial Activities

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, and state analogues, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who have disposed of “hazardous substances” at a third-party location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $27.3 million as of May 31, 2012, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

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

Remediation at Third-Party Facilities. Various third parties have alleged that our historical operations have impacted neighboring off-site areas or nearby third-party facilities. In some instances, we have agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address off-site impacts. Our remedial liability at these sites, either alone or in the aggregate, taking into account established accruals, currently is not expected to have a material adverse effect on our business or financial condition. As more information is obtained regarding these sites, this expectation could change.

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

Product Requirements and Impacts

International, federal, state and provincial standards require us to register many of our products before these products can be sold. The standards also impose labeling requirements on these products and require us to manufacture the products to formulations set forth on the labels. We believe that, when handled and used as intended, based on the available data, crop nutrient materials do not pose harm to human health or the environment and that any additional standards or regulatory requirements relating to product requirements and impacts will not have a material adverse effect on our business or financial condition.

Additional Information

For additional information about phosphate mine permitting in Florida, our environmental liabilities, the environmental proceedings in which we are involved, our asset retirement obligations related to environmental matters, and our related accounting policies, see Environmental Liabilities and AROs under Critical Accounting Estimates above and Notes 3, 15, and 22 of our Notes to Consolidated Financial Statements.

Contingencies

Information regarding contingencies in Note 22 of our Notes to Consolidated Financial Statements is incorporated herein by reference.

Related Parties

Information regarding related party transactions is set forth in Note 23 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.

Recently Issued Accounting Guidance

Recently issued accounting guidance is set forth in Note 5 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.

Forward-Looking Statements

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the Cargill Transaction and its nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

•

the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of test runs by members of Canpotex to prove the production capacity of potash expansion projects;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations, including any potential adverse effects on us of anti-mining protests in Peru;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•

difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of required governmental and regulatory approvals including permitting activities;

•

changes in the environmental and other governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions, liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or efforts to reduce the flow of nutrients into the Gulf of Mexico or the Mississippi River basin;

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

•

the costs and effects of legal and administrative proceedings and regulatory matters affecting us including environmental and administrative proceedings, permitting matters and financial assurance requirements;

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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the fiscal year ended May 31, 2012 and incorporated by reference herein as if fully stated herein.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Mosaic Company:

We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended May 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II—Valuation and Qualifying Accounts. We also have audited The Mosaic Company’s internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). The Mosaic Company’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Mosaic Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mosaic Company and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, The Mosaic Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

July 17, 2012

Consolidated Statements of Earnings

In millions, except per share amounts

	Years Ended May 31,
	2012	2011	2010
Net sales	$11,107.8	$9,937.8	$6,759.1
Cost of goods sold	8,022.8	6,816.0	5,065.8

Gross margin	3,085.0	3,121.8	1,693.3
Selling, general and administrative expenses	410.1	372.5	360.3
Other operating expenses	63.8	85.1	62.2

Operating earnings	2,611.1	2,664.2	1,270.8
Interest income (expense), net	18.7	(5.1)	(49.6)
Foreign currency transaction gain (loss)	16.9	(56.3)	(32.4)
Gain on sale of equity investment	-	685.6	-
Other income (expense)	(17.8)	(17.1)	0.9

Earnings from consolidated companies before income taxes	2,628.9	3,271.3	1,189.7
Provision for income taxes	711.4	752.8	347.3

Earnings from consolidated companies	1,917.5	2,518.5	842.4
Equity in net earnings (loss) of nonconsolidated companies	13.3	(5.0)	(10.9)

Net earnings including non-controlling interests	1,930.8	2,513.5	831.5
Less: Net earnings (loss) attributable to non-controlling interests	0.6	(1.1)	4.4

Net earnings attributable to Mosaic	$1,930.2	$2,514.6	$827.1

Basic net earnings per share attributable to Mosaic	$4.44	$5.64	$1.86

Basic weighted average number of shares outstanding	435.2	446.0	445.1

Diluted net earnings per share attributable to Mosaic	$4.42	$5.62	$1.85

Diluted weighted average number of shares outstanding	436.5	447.5	446.6

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets

In millions, except per share amounts

	May 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,811.0	$3,906.4
Receivables, net	751.6	926.0
Inventories	1,237.6	1,266.4
Deferred income taxes	237.8	277.8
Other current assets	543.1	308.3

Total current assets	6,581.1	6,684.9
Property, plant and equipment, net	7,545.9	6,635.9
Investments in nonconsolidated companies	454.2	434.3
Goodwill	1,844.4	1,829.8
Deferred income taxes	50.6	6.5
Other assets	214.2	195.5

Total assets	$16,690.4	$15,786.9

Liabilities and Equity
Current liabilities:
Short-term debt	$42.5	$23.6
Current maturities of long-term debt	0.5	48.0
Accounts payable	912.4	941.1
Accrued liabilities	899.9	843.6
Deferred income taxes	62.4	72.2

Total current liabilities	1,917.7	1,928.5
Long-term debt, less current maturities	1,010.0	761.3
Deferred income taxes	787.9	580.1
Other noncurrent liabilities	975.4	855.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of May 31, 2012 and 2011	-	-
Class A common stock, $0.01 par value, 254,300,000 shares authorized as of May 31, 2012, 150,059,772 shares issued and 128,759,772 shares outstanding as of May 31, 2012, 275,000,000 shares authorized as of May 31, 2011 and 57,768,374 shares issued and outstanding as of May 31, 2011	1.3	0.6
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of May 31, 2012, 200,000,000 shares authorized and 112,991,398 shares issued and outstanding as of May 31, 2011	-	1.1
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,749,067 shares issued and 296,710,605 shares outstanding as of May 31, 2012, 287,851,416 shares issued and 275,812,954 shares outstanding as of May 31, 2011	3.0	2.8
Capital in excess of par value	1,459.5	2,596.3
Retained earnings	10,141.3	8,330.6
Accumulated other comprehensive income	378.0	710.2

Total Mosaic stockholders’ equity	11,983.1	11,641.6
Non-controlling interests	16.3	20.3

Total equity	11,999.4	11,661.9

Total liabilities and equity	$16,690.4	$15,786.9

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

In millions, except per share amounts

	Years Ended May 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net earnings including non-controlling interests	$1,930.8	$2,513.5	$831.5
Adjustments to reconcile net earnings including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	508.1	447.4	445.0
Deferred income taxes	245.8	196.6	51.1
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	(3.7)	8.2	12.8
Accretion expense for asset retirement obligations	32.4	31.6	29.6
Share-based compensation expense	23.4	21.1	23.5
Unrealized loss (gain) on derivatives	45.9	(21.0)	(103.3)
Gain on sale of equity investment	-	(685.6)	-
Excess tax benefits related to share-based compensation	-	(13.4)	(3.3)
(Gain) loss on sale of fixed assets	23.1	30.3	15.5
Other	8.4	6.6	(13.7)
Changes in assets and liabilities:
Receivables, net	118.5	(297.3)	(38.3)
Inventories, net	6.5	(244.7)	92.0
Other current assets and noncurrent assets	(238.8)	23.7	278.0
Accounts payable	(58.4)	240.1	156.8
Accrued liabilities	(2.2)	229.6	(387.2)
Other noncurrent liabilities	66.0	(60.0)	(34.0)

Net cash provided by operating activities	2,705.8	2,426.7	1,356.0
Cash Flows from Investing Activities
Capital expenditures	(1,639.3)	(1,263.2)	(910.6)
Proceeds from sale of equity investment	-	1,030.0	-
Proceeds from sale of businesses	-	56.4	17.6
Restricted cash	5.3	(13.7)	22.8
Investments in nonconsolidated companies	-	(385.3)	-
Other	6.6	3.7	3.9

Net cash (used in) investing activities	(1,627.4)	(572.1)	(866.3)
Cash Flows from Financing Activities
Payments of short-term debt	(148.8)	(381.3)	(334.2)
Proceeds from issuance of short-term debt	167.9	321.8	324.6
Payments of long-term debt	(542.8)	(470.2)	(43.7)
Proceeds from issuance of long-term debt	748.0	17.6	2.1
Payment of tender premium on debt	(17.2)	(16.1)	(5.7)
Proceeds from stock options exercised	3.0	20.3	12.5
Contributions by Cargill	18.5	-	-
Repurchase of Class A common stock	(1,162.5)	-	-
Excess tax benefits related to share-based compensation	-	13.4	3.3
Cash dividends paid	(119.5)	(89.3)	(668.0)
Other	(7.7)	(1.2)	(1.5)

Net cash (used in) financing activities	(1,061.1)	(585.0)	(710.6)
Effect of exchange rate changes on cash	(112.7)	113.8	40.7

Net change in cash and cash equivalents	(95.4)	1,383.4	(180.2)
Cash and cash equivalents—beginning of period	3,906.4	2,523.0	2,703.2

Cash and cash equivalents—end of period	$3,811.0	$3,906.4	2,523.0

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

In millions, except per share data

		Mosaic Shareholders
	Shares	Dollars
	Common Stock (a)	Common Stock (a)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2009	444.5	4.4	2,483.8	5,746.2	258.6	22.2	8,515.2
Net earnings including non-controlling interest	-	-	-	827.1	-	4.4	831.5
Foreign currency translation adjustment, net of tax of $41.3	-	-	-	-	97.1	1.1	98.2
Net actuarial loss and prior service cost, net of tax of $34.0 million	-	-	-	-	(66.3)	-	(66.3)

Comprehensive income						5.5	863.4
Stock option exercises	0.9	0.1	12.4	-	-	-	12.5
Amortization of share based compensation	-	-	23.5	-	-	-	23.5
Dividends ($1.50 per share)	-	-	-	(668.0)	-	-	(668.0)
Dividends for non-controlling interests	-	-	-	-	-	(1.5)	(1.5)
Tax benefits related to share based compensation	-	-	3.3	-	-	-	3.3

Balance as of May 31, 2010	445.4	4.5	2,523.0	5,905.3	289.4	26.2	8,748.4
Net earnings including non-controlling interest	-	-	-	2,514.6	-	(1.1)	2,513.5
Foreign currency translation adjustment, net of tax of $2.9 million	-	-	-	-	384.8	2.6	387.4
Net actuarial gain and prior service cost, net of tax of $21.7 million	-	-	-	-	36.0	-	36.0

Comprehensive income	-	-	-	-	-	1.5	2,936.9
Stock option exercises	1.2	-	20.3	-	-	-	20.3
Amortization of share based compensation	-	-	21.1	-	-	-	21.1
Contributions from Cargill, Inc.	-	-	18.5	-	-	-	18.5
Dividends ($0.20 per share)	-	-	-	(89.3)	-	-	(89.3)
Dividends for non-controlling interests	-	-	-	-	-	(4.8)	(4.8)
Acquisition of non-controlling interest	-	-	-	-	-	(2.6)	(2.6)
Tax benefits related to share based compensation	-	-	13.4	-	-	-	13.4

Balance as of May 31, 2011	446.6	4.5	2,596.3	8,330.6	710.2	20.3	11,661.9
Net earnings including non-controlling interest	-	-	-	1,930.2	-	0.6	1,930.8
Foreign currency translation adjustment, net of tax of $28.0	-	-	-	-	(303.5)	(3.9)	(307.4)
Net actuarial loss and prior service cost, net of tax of $14.6	-	-	-	-	(28.7)	-	(28.7)

Comprehensive income (loss)	-	-	-	-	-	(3.3)	1,594.7
Stock option exercises / Restricted stocks units vested	0.2	-	3.0	-	-	-	3.0
Amortization of share based compensation	-	-	23.4	-	-	-	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	-	-	-	(1,162.5)
Dividends ($0.275 per share)	-	-	-	(119.5)	-	-	(119.5)
Dividends for non-controlling interests	-	-	-	-	-	(0.7)	(0.7)
Tax shortfall related to share based compensation	-	-	(0.9)	-	-	-	(0.9)

Balance as of May 31, 2012	425.5	$4.3	$1,459.5	$10,141.3	$378.0	$16.3	$11,999.4

(a)

On May 25, 2011, we retired our outstanding common stock and recapitalized into three classes: Common Stock, Class A Common Stock and Class B Common Stock in connection with the Cargill Transaction discussed in Note 2 of our Notes to Consolidated Financial Statements. There was no change in the number or value of shares outstanding.

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Tables in millions, except per share amounts

1. ORGANIZATION AND NATURE OF BUSINESS

The Mosaic Company (before or after the Cargill Transaction described in Note 2, “Mosaic”, and with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses (“CCN”) of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales volume of dry phosphate crop nutrient products was approximately 84% for the year ended May 31, 2012.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 24 of our Notes to Consolidated Financial Statements for segment results.

2. CARGILL TRANSACTION

On May 25, 2011, we consummated the first in a series of transactions intended to result in the split-off and orderly distribution of Cargill’s approximately 64% equity interest in us through a series of public offerings (the “Cargill Transaction”). These transactions include the following:

•

A Merger (the “Merger”) between a subsidiary of GNS II (U.S.) Corp. (“GNS”) and MOS Holdings Inc. (“MOS Holdings”) that had the effect of recapitalizing our prior Common Stock into three classes: Common Stock, Class A Common Stock and Class B Common Stock. The Common Stock is substantially identical to our prior Common Stock, and all three new classes had the same economic rights as our prior Common Stock. Holders of the Common Stock and the Class A Common Stock have one vote per share on all matters on which they are entitled to vote, whereas holders of the Class B Common Stock had ten votes per share solely for the election of directors and one vote per share on all other matters on which they were entitled to vote. The Class A Common Stock is and the Class B Common Stock was subject to transfer restrictions, have or had conversion rights and class voting rights, and are or were not publicly traded. Following the Merger, our Common Stock continues to trade under the ticker symbol MOS.

•	Prior to the Merger, GNS was a wholly-owned subsidiary of the company then known as The Mosaic Company. The Merger made GNS the parent company of MOS Holdings. In connection with the

Merger, the company formerly known as The Mosaic Company was renamed MOS Holdings Inc. and GNS was renamed The Mosaic Company.

•

In the Merger, a portion of our Common Stock held by Cargill was converted, on a one-for-one basis, into the right to receive Class A Common Stock and Class B Common Stock. Each other outstanding share of our prior Common Stock (including a portion of the shares of our prior Common Stock held by Cargill) was converted into the right to receive a share of our Common Stock.

•

Cargill conducted a split-off (the “Split-off”) in which it exchanged 178.3 million of our shares that it received in the Merger for shares of Cargill stock held by certain Cargill stockholders (the “Exchanging Cargill Stockholders”). Immediately after the Split-off, the Exchanging Cargill Stockholders held approximately 40% of our total outstanding shares that represented approximately 82% of the total voting power with respect to the election of our directors.

•

Cargill also exchanged the remaining 107.5 million of our shares that it received in the Merger with certain holders of Cargill debt (the “Exchanging Cargill Debt Holders”) for such Cargill debt (the “Debt Exchange”).

•

Certain of the Exchanging Cargill Stockholders (the “MAC Trusts”) and the Exchanging Cargill Debt Holders (collectively, the “Selling Stockholders”) then sold an aggregate of 115.0 million shares of our Common Stock that they received in the Split-off and the Debt Exchange in an underwritten secondary public offering (the initial “Formation Offering”).

In fiscal 2011, Cargill reimbursed us for $18.5 million in the aggregate of fees and expenses we incurred in connection with the matters described above and negotiation of the Cargill Transaction; such reimbursement was recorded as a capital contribution in stockholders’ equity.

Pursuant to a ruling from the U.S. Internal Revenue Service, the Merger, Split-off and Debt Exchange were tax-free to Cargill, Mosaic and their respective stockholders.

In fiscal 2012, we completed several additional transactions in furtherance of the planned orderly distribution of our stock that the Exchanging Cargill Stockholders acquired from Cargill in the Split-off:

•

On September 29, 2011, we converted 20.7 million shares of our Class A Common Stock, Series A-4, to Common Stock in connection with their sale in an underwritten public secondary offering by the MAC Trusts. In accordance with our Restated Certificate of Incorporation, each such converted share of Class A Common Stock, Series A-4, was subsequently retired and cancelled and may not be reissued, and the number of authorized shares of Class A Common Stock was reduced by a corresponding amount.

•

On October 6, 2011, our stockholders approved the conversion of each of our approximately 113.0 million outstanding shares of Class B Common Stock on a one-for-one basis into shares of the corresponding series of Class A Common Stock. In accordance with our Restated Certificate of Incorporation, each such converted share of Class B Common Stock was subsequently retired and cancelled and may not be reissued, and the number of authorized shares of Class B Common Stock was reduced by a corresponding amount.

•

On November 17, 2011, we purchased an aggregate 21.3 million shares of our Class A Common Stock, Series A-4, from the MAC Trusts. The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a total purchase price of approximately $1.2 billion. This repurchase completed the disposition of the 157.0 million shares designated to be sold during the 15-month period following the Split-off by the Selling Stockholders.

All other shares of our stock (approximately 128.8 million shares in the aggregate) received by the Exchanging Cargill Stockholders and not sold in the initial Formation Offering are generally subject to transfer restrictions and are to be released in three equal annual installments beginning on November 26, 2013, unless they are sold prior to the release date. We would, at the request of the MAC Trusts or at our own election, register certain of our shares for sale in a secondary offering that could occur each year beginning May 26, 2013. The maximum number of shares that may be included in each such offering is to be determined by the lead underwriter chosen by us for such offering.

Following May 23, 2016, the MAC Trusts will have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares they received in the Split-off.

Our agreements with Cargill and the Exchanging Cargill Stockholders also contain additional provisions relating to private and market sales under specified conditions.

We have agreed that, among other things, and subject to certain exceptions:

•

We will not engage in certain prohibited acts (“Prohibited Acts”) until May 26, 2013, unless we receive an opinion, satisfactory to Cargill, that such action will not result in the Merger, Split-off or Debt Exchange being treated as taxable transactions. Our ability to obtain such an opinion would potentially give us the flexibility to take such actions based on the then-present facts and circumstances. Receipt of any such opinion does not relieve us of our potential indemnification obligations, described below, for engaging in a Prohibited Act.

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

Generally speaking, Prohibited Acts include:

•

Entering into any agreements, understandings, arrangements or substantial negotiations pursuant to which any person would acquire, increase or have the right to acquire or increase such person’s ownership interest in us, provided that equity issuances, redemptions or repurchases from the MAC Trusts and approvals of transfers within an agreed-upon “basket” (initially up to approximately 40.6 million shares and subject to reductions in the event of redemptions or repurchases) are not Prohibited Acts.

•	Approving or recommending a third-party tender offer or exchange offer for our stock or causing or permitting any merger, reorganization, combination or consolidation of Mosaic or MOS Holdings.

•	Causing our “separate affiliated group” (as defined in the Internal Revenue Code) to fail to be engaged in the fertilizer business.

•

Reclassifying, exchanging or converting any shares of our stock into another class or series, or changing the voting rights of any shares of our stock (other than the conversion of Class B Common Stock to Class A Common Stock) or declaring or paying a stock dividend in respect of our common stock.

•

Facilitating the acquisition of Mosaic’s stock by any person or coordinating group (as defined in IRS regulations) (other than Cargill and its subsidiaries), if such acquisition would result in any person or coordinating group beneficially owning 10% or more of our outstanding Common Stock.

•

Facilitating participation in management or operation of the Company (including by becoming a director) by a person or coordinating group (as defined in IRS regulations) (other than Cargill and its subsidiaries) who beneficially owns 5% or more of our outstanding Common Stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation and Basis of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except for per share data and as otherwise designated. References in this report to a particular fiscal year are to the twelve months ended May 31 of that year.

The accompanying Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries, as well as the accounts of certain variable interest entities (“VIEs”) for which we are the primary beneficiary as described in Note 13. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

Accounting Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations (“AROs”), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts including the valuation allowance against deferred income tax assets, Canadian resource tax and royalties, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer and/or when the risks and rewards of ownership are otherwise transferred to the customer and when the price is fixed or determinable. Revenue on North American export sales is recognized upon the transfer of title to the customer and when the other revenue recognition criteria have been met, which generally occurs when product enters international waters. Revenue from sales originating outside of North America is recognized upon transfer of title to the customer based on contractual terms of each arrangement and when the other revenue recognition criteria have been met. Shipping and handling costs are included as a component of cost of goods sold.

Income Taxes

In preparing our Consolidated Financial Statements, we utilize the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we have a presence. For each jurisdiction, we estimate the actual amount of income taxes currently payable or receivable, as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance will be recorded in each jurisdiction in which a deferred income tax asset is recorded when it is more likely than not that the deferred income tax asset will not be realized. Changes in deferred tax asset valuation allowances, including those established in our Combination, impact income tax expense.

We recognize excess tax benefits or shortfalls associated with share-based compensation in equity only when realized. When assessing whether excess tax benefits or shortfalls relating to share-based compensation have been realized, we follow the with-and-without approach excluding any indirect effects of the excess tax effects. Under this approach, excess tax benefits or shortfalls related to share-based compensation are generally not deemed to be realized until after the utilization of all other applicable tax benefits or shortfalls available to us.

Accounting for uncertain income tax positions is determined by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. This minimum threshold is that a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than a fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties within our provision for income taxes on our Consolidated Statements of Earnings.

We have not recorded U.S. deferred income taxes on certain of our non-U.S. subsidiaries’ undistributed earnings as such amounts are intended to be reinvested outside of the United States indefinitely. However, should we change our business and tax strategies in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, additional tax liabilities would be incurred. It is not practical to estimate the amount of additional U.S. tax liabilities we would incur.

Canadian Resource Taxes and Royalties

We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. The profits tax is calculated on the potash content of each tonne sold from each Saskatchewan mine, net of certain operating expenses and a depreciation allowance. We also pay a percentage of the value of resource sales from our Saskatchewan mines. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $327.1 million, $294.2 million and $127.9 million for fiscal 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar; however, for operations located in Canada and Brazil, the functional currency is the local currency. Assets and liabilities of these foreign operations are translated to U.S. dollars at exchange rates in effect at the balance sheet date, while income statement accounts and cash flows are translated to U.S. dollars at the average exchange rates for the period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income in equity until the foreign entity is sold or liquidated. Transaction gains and losses result from transactions that are denominated in a currency other than the functional currency of the operation, primarily accounts receivable in our Canadian entities denominated in U.S. dollars, and accounts payable in Brazil denominated in U.S. dollars. These foreign currency transaction gains and losses are presented separately in the Consolidated Statement of Earnings.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with original maturities of 90 days or less, and other highly liquid investments that are payable on demand such as money market accounts, certain certificates of deposit and repurchase agreements. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.

Concentration of Credit Risk

In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our phosphate and potash products are sold primarily through two North American export associations. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy which requires the underlying receivables to be substantially insured or secured by letters of credit. As of May 31, 2012 and 2011, $200.7 million and $186.4 million, respectively, of accounts receivable were due from Canpotex. In fiscal 2012, 2011 and 2010, sales to Canpotex were $1.3 billion, $992.9 million and $602.1 million, respectively.

Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount less an allowance for doubtful accounts. On a regular basis, we evaluate outstanding accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and a history of write-offs and subsequent collections.

Included in other assets are long-term accounts receivable of $16.9 million and $27.8 million as of May 31, 2012 and 2011, respectively. In accordance with our allowance for doubtful accounts policy, we have recorded allowances against these long-term accounts receivable of $13.5 million and $20.4 million, respectively.

Inventories

Inventories of raw materials, work-in-process products, finished goods and operating materials and supplies are stated at the lower of cost or market. Costs for substantially all finished goods and work-in-process inventories include materials, production labor and overhead and are determined using the weighted average cost basis. Cost for substantially all raw materials is determined using the first-in first-out cost basis.

Market value of our inventory is defined as forecasted selling prices less reasonably predictable selling costs (net realizable value). Significant management judgment is involved in estimating forecasted selling prices including various demand and supply variables. Examples of demand variables include grain and oilseed prices, stock-to-use ratios and changes in inventories in the crop nutrients distribution channels. Examples of supply variables include forecasted prices of raw materials, such as phosphate rock, sulfur, ammonia, and natural gas, estimated operating rates and industry crop nutrient inventory levels. Results could differ materially if actual selling prices differ materially from forecasted selling prices. Charges for lower of cost or market are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a decline of market value below cost.

To determine the cost of inventory, we allocate fixed expense to the costs of production based on the normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense. When a production facility is completely shut down temporarily, it is considered “idle”, and all related expenses are charged to cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Costs of significant assets include capitalized interest incurred during the construction and development period. Repairs and maintenance, including planned major maintenance and plan turnaround costs, are expensed when incurred.

Depletion expenses for mining operations, including mineral reserves, are generally determined using the units-of-production method based on estimates of recoverable reserves. Depreciation is computed principally using the straight-line method over the following useful lives: machinery and equipment three to 25 years, and buildings and leasehold improvements three to 40 years.

We estimate initial useful lives based on experience and current technology. These estimates may be extended through sustaining capital programs. Factors affecting the fair value of our assets may also affect the estimated useful lives of our assets and these factors can change. Therefore, we periodically review the estimated remaining lives of our facilities and other significant assets and adjust our depreciation rates prospectively where appropriate.

Leases

Leases in which the risk of ownership is retained by the lessor are classified as operating leases. Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments are expensed on a straight-line basis. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed assets or the related lease term, whichever is shorter.

Investments

Except as discussed in Note 13 of our Notes to Consolidated Financial Statements, with respect to variable interest entities, investments in the common stock of affiliated companies in which our ownership interest is 50% or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method which includes eliminating the effects of any material intercompany transactions.

Recoverability of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value.

Goodwill

Goodwill is carried at cost, not amortized, and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. We test goodwill for impairment at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment. The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill would be compared with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. We have established the second quarter of our fiscal year as the period for our annual test for impairment of goodwill and the test resulted in no impairment in the periods presented.

Environmental Costs

Accruals for estimated costs are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining these accruals, we use the most current information available, including similar past experiences, available technology, consultant evaluations, regulations in effect, the timing of remediation and cost-sharing arrangements.

Asset Retirement Obligations

We recognize AROs in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. The liability is adjusted in subsequent periods through accretion expense which represents the increase in the present value of the liability due to the passage of time. Such depreciation and accretion expenses are included in cost of goods sold for operating facilities and other operating expense for indefinitely closed facilities.

Litigation

We are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. We have established what we currently believe to be adequate accruals for pending legal matters. These accruals are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as advice of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. The litigation accruals at any time reflect updated assessments of the then-existing claims and legal actions. The final outcome or potential settlement of litigation matters could differ materially from the accruals which we have established. For significant individual cases, we accrue legal costs expected to be incurred.

Pension and Other Postretirement Benefits

Mosaic offers a number of benefit plans that provide pension and other benefits to qualified employees. These plans include defined benefit pension plans, supplemental pension plans, defined contribution plans and other postretirement benefit plans.

We accrue the funded status of our plans, which is representative of our obligations under employee benefit plans and the related costs, net of plan assets measured at fair value. The cost of pensions and other retirement benefits earned by employees is generally determined with the assistance of an actuary using the projected benefit method prorated on service and management’s best estimate of expected plan investment performance, salary escalation, retirement ages of employees and expected healthcare costs.

Share-Based Compensation

We measure the cost of employees’ services received in exchange for an award of equity instruments based on grant-date fair value of the award, and recognize the cost over the period during which the employee is required to provide service in exchange for the award. Our granted awards consist of stock options that generally vest annually in equal amounts over a three-year period and have an exercise price equal to the fair market value of our common stock on the date of grant, restricted stock units that generally cliff vest after three years and have a fair value equal to the market price of our stock at the date of grant and performance units that vest after a three-year period and are recorded at their fair value at the grant date. We recognize compensation expense for awards on a straight-line basis over the requisite service period.

Derivative Activities

We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments.

4. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	May 31,
(in millions)	2012	2011
Receivables
Trade	$706.9	$882.5
Non-trade	49.6	47.5

	756.5	930.0
Less allowance for doubtful accounts	4.9	4.0

	$751.6	$926.0

Inventories
Raw materials	$61.8	$58.6
Work in process	340.1	284.3
Finished goods	764.8	852.9
Operating materials and supplies	70.9	70.6

	$1,237.6	$1,266.4

Other current assets
Future price deferred	$152.8	$36.6
Income taxes receivable	214.0	60.4
Prepaid expenses	132.1	157.4
Other	44.2	53.9

	$543.1	$308.3

Accrued liabilities
Non-income taxes	$78.5	$132.6
Payroll and employee benefits	119.6	116.3
Asset retirement obligations	87.0	90.6
Customer prepayments	323.0	243.2
Other	291.8	260.9

	$899.9	$843.6

Other noncurrent liabilities
Asset retirement obligations	$513.3	$482.5
Accrued pension and postretirement benefits	142.2	117.1
Unrecognized tax benefits	159.7	84.6
Other	160.2	170.9

	$975.4	$855.1

Interest expense, net was comprised of the following in fiscal 2012, 2011 and 2010:

	Years ended May 31,
(in millions)	2012	2011	2010
Interest income	$20.1	$22.5	$16.1
Less interest expense	1.4	27.6	65.7

Interest income (expense), net	$18.7	$(5.1)	$(49.6)

5. RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. These amendments require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This standard became effective for us on June 1, 2011, adoption of which did not have an impact on our results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” that requires entities to disclose separately significant transfers of assets and liabilities measured at fair value between Levels 1 and 2 of the fair value hierarchy, transfers into and out of Level 3, and the reasons for those transfers. This ASU also amends the reconciliation of the beginning and ending balances of Level 3 measurements to present information about purchases, sales, issuances and settlements on a gross basis. This standard became effective for Mosaic for the fiscal year ending May 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us on June 1, 2011, adoption of which did not have an impact on our results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard became effective for our fiscal quarter beginning March 1, 2012, adoption of which did not have a material impact on our results of operations or financial position.

Pronouncements Issued But Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards will be effective for our fiscal quarter beginning June 1, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance will not have an impact on our results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this guidance for our annual goodwill impairment test for fiscal 2013, which will be conducted in the second quarter. We do not expect this guidance to have a material impact on our results of operations or financial position.

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

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	May 31,
(in millions)	2012	2011
Land	$187.7	$176.4
Mineral properties and rights	2,791.0	2,861.0
Buildings and leasehold improvements	1,456.0	1,083.8
Machinery and equipment	4,872.6	4,266.1
Construction in-progress	1,522.8	1,224.4

	10,830.1	9,611.7
Less: accumulated depreciation and depletion	3,284.2	2,975.8

	$7,545.9	$6,635.9

Depreciation and depletion expense was $508.1 million, $447.4 million and $445.0 million for fiscal 2012, 2011 and 2010, respectively. Capitalized interest on major construction projects was $55.7 million, $57.1 million and $37.3 million in fiscal 2012, 2011 and 2010, respectively.

7. EARNINGS PER SHARE

The numerator for diluted earnings per share (“EPS”) is net earnings. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued unless the shares are anti-dilutive.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years ended May 31,
(in millions)	2012	2011	2010
Net earnings attributable to Mosaic	$1,930.2	$2,514.6	$827.1

Basic weighted average common shares outstanding	435.2	446.0	445.1
Dilutive impact of share-based awards	1.3	1.5	1.5

Diluted weighted average common shares outstanding	436.5	447.5	446.6

Basic net earnings per share attributable to Mosaic	$4.44	$5.64	$1.86
Diluted net earnings per share attributable to Mosaic	$4.42	$5.62	$1.85

A total of 0.5 million shares, 0.4 million shares and 0.4 million shares of common stock subject to issuance upon exercise of stock options for fiscal 2012, 2011 and 2010, respectively, have been excluded from the calculation of diluted EPS because the effect would be anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income are as follows:

(in millions)	Balance May 31, 2009	2010 Change	Balance May 31, 2010	2011 Change	Balance May 31, 2011	2012 Change	Balance May 31, 2012
Cumulative foreign currency translation adjustment, net of tax of $27.5 million in 2012	$286.8	$97.1	$383.9	$384.8	$768.7	$(303.5)	$465.2
Net actuarial gain (loss) and prior service cost, net of tax of $41.8 million in 2012	(28.2)	(66.3)	(94.5)	36.0	(58.5)	(28.7)	(87.2)

Accumulated other comprehensive income	$258.6	$30.8	$289.4	$420.8	$710.2	$(332.2)	$378.0

9. CASH FLOW INFORMATION

Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended May 31,
(in millions)	2012	2011	2010
Cash paid during the period for:
Interest	$76.7	$100.2	$97.3
Less amount capitalized	55.7	57.1	37.3

Cash interest, net	$21.0	$43.1	$60.0

Income taxes	$516.4	$535.2	$488.5

Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $56.7 million, $100.1 million, and $67.2 million for fiscal 2012, 2011 and 2010 respectively.

10. INVESTMENTS IN NON-CONSOLIDATED COMPANIES

We have investments in various international and domestic entities and ventures. The equity method of accounting is applied to such investments when the ownership structure prevents us from exercising a controlling influence over operating and financial policies of the businesses but still allow us to have significant influence. Under this method, our equity in the net earnings or losses of the investments is reflected as equity in net earnings of non-consolidated companies on our Consolidated Statements of Earnings. The effects of material intercompany transactions with these equity method investments are eliminated, including the gross profit on sales to and purchases from our equity-method investments which is deferred until the time of sale to the final third party customer.

During fiscal 2011, we acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. We also entered into a commercial offtake supply agreement to purchase phosphate rock from the Miski Mayo Mine in a volume proportional to our economic interest in the joint venture.

A summary of our equity-method investments, which were in operation as of May 31, 2012, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Yunnan Three Circles Sinochem Cargill Fertilizers Co. Ltd.	35.0%
Miski Mayo Mine	35.0%
Canpotex Limited	37.1%

The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	May 31,
(in millions)	2012	2011	2010
Net sales	$4,938.4	$4,061.7	$3,617.5
Net earnings (loss)	97.9	0.5	(17.0)
Mosaic’s share of equity in net earnings (loss)	13.3	(5.0)	(10.9)
Total assets	1,776.0	1,690.6	2,290.9
Total liabilities	1,005.0	1,022.5	1,580.0
Mosaic’s share of equity in net assets	282.8	247.2	259.6

The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is due to an excess amount paid over the book value of the Miski Mayo Mine. The excess relates to phosphate rock reserves adjusted to fair value in relation to the Miski Mayo Mine. The excess amount is amortized over the estimated life of the phosphate rock reserve and is net of related deferred income taxes.

During fiscal 2011, we sold our 20.1% minority stake in Fosfertil, a phosphate crop nutrient producer in Brazil. Gross proceeds of $1.0 billion were received which resulted in a pre-tax gain of $685.6 million. The tax impact of this transaction was $116.2 million and was included in our provision for income taxes as of May 31, 2011.

11. GOODWILL

The changes in the carrying amount of goodwill, by reporting unit, for the years ended May 31, 2012 and 2011, are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2010	$537.2	$1,226.0	$1,763.2
Foreign currency translation	-	69.1	69.1
Write off related to sale of business	(2.5)	-	(2.5)

Balance as of May 31, 2011	534.7	1,295.1	1,829.8
Foreign currency translation and other	11.9	2.7	14.6

Balance as of May 31, 2012	$546.6	$1,297.8	$1,844.4

As of May 31, 2012, $176.0 million of goodwill was tax deductible.

12. FINANCING ARRANGEMENTS

Mosaic Credit Facility

Mosaic and MOS Holdings are co-borrowers under an unsecured five-year revolving credit facility of up to $750 million (the “Mosaic Credit Facility”), which is intended to serve as our primary senior unsecured bank credit facility to meet the combined liquidity needs of all of our business segments. The maturity date of the Mosaic Credit Facility is April 26, 2016.

The obligations under the Mosaic Credit Facility are guaranteed by our subsidiaries which own and operate our domestic distribution activities, domestic phosphate rock mines and concentrated phosphates production facilities, our Carlsbad, New Mexico potash mine, and our potash mines at Belle Plaine and Colonsay, Saskatchewan, Canada. The Mosaic Credit Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under any one item of other indebtedness in excess of $50 million or $75 million for multiple items of other indebtedness, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.

The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA (as defined) of 3.0 to 1.0 as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.5 to 1.0.

The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These events of default include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain asset sales of the borrowers and the guarantors and other matters customary for credit facilities of this nature.

Refinance of Senior Notes

On October 24, 2011, we completed a $750 million public offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “New Senior Notes”).

We received net proceeds from this offering of approximately $736 million. We used $505 million of the net proceeds to redeem the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due December 2016 (the “7-5/8% Senior Notes”) of our subsidiary, MOS Holdings Inc., on December 1, 2011, and to pay the call premium and accrued but unpaid interest to the redemption date, and will use the remainder for general corporate purposes. We recorded a pre-tax charge of approximately $20 million during fiscal 2012, primarily related to the call premium for the 7-5/8% Senior Notes.

The New Senior Notes are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing the New Senior Notes contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as other events of default.

Other Long-Term Debt

Two debentures, issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”) and the second due in 2028 (the “2028 Debentures”) remain outstanding with amounts of $89.0 million and $147.1 million, respectively, as of May 31, 2012. The indentures governing the 2018 Debentures and the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as events of default. The obligations under the 2018 Debentures and the 2028 Debentures are guaranteed by several of the Company’s subsidiaries.

Short-Term Debt

Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of May 31, 2012, and various other short-term borrowings related to our international distribution activities. These short-term borrowings outstanding were $42.5 million as of May 31, 2012, are denominated in various currencies and bear interest at rates between 2.4% and 11.8% and mature at various dates.

We had no outstanding borrowings under the Mosaic Credit Facility as of May 31, 2012 and 2011. We had outstanding letters of credit that utilized a portion of the amount available for revolving loans or swingline loans under the Mosaic Credit Facility of $20.1 million and $22.0 million as of May 31, 2012 and 2011, respectively. The net available borrowings for revolving loans or swingline loans under the Mosaic Credit Facility as of May 31, 2012 and 2011 were approximately $729.9 million and $728.0 million, respectively. Unused commitment fees under the Mosaic Credit Facility accrued at an annual rate of 0.21% in fiscal 2012 and 0.225% in fiscal 2011, generating expenses of $1.6 million and $2.3 million, respectively.

We had additional outstanding letters of credit of $1.9 million as of May 31, 2012.

Long-Term Debt, including Current Maturities

Long-term debt primarily consists of term loans, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. Long-term debt as of May 31, 2012 and 2011, respectively, consisted of the following:

(in millions)	May 31, 2012 Stated Interest Rate	May 31, 2012 Effective Interest Rate	Maturity Date	May 31, 2012 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	May 31, 2012 Carrying Value	May 31, 2011 Stated Value	Combination Fair Market Value Adjustment	May 31, 2011 Carrying Value
Industrial revenue and recovery zone bonds	1.56%	1.56%	2040	$17.6	$-	$-	$17.6	$44.7	$1.0	$45.7
Unsecured notes	3.75% - 4.88%	4.30%	2021-2041	750.0	-	(8.1)	741.9	469.4	0.7	470.1
Unsecured debentures	7.30% - 7.38%	7.08%	2018-2028	236.1	3.7	-	239.8	254.6	4.2	258.8
Capital leases and other	5.50% - 8.90%	7.94%	2014-2016	11.2	-	-	11.2	34.7	-	34.7

Total long-term debt				1,014.9	3.7	(8.1)	1,010.5	803.4	5.9	809.3
Less current portion				0.9	0.3	(0.7)	0.5	47.4	0.6	48.0

Total long-term debt, less current maturities				$1,014.0	$3.4	(7.4)	$1,010.0	$756.0	$5.3	$761.3

As more fully discussed above, the Mosaic Credit Facility requires us to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA and a minimum Interest Coverage Ratio.

Scheduled maturities of long-term debt are as follows for the periods ending May 31:

(in millions)
2013	$0.5
2014	1.1
2015	1.1
2016	6.0
2017	1.1
Thereafter	1,000.7

Total	$1,010.5

13. VARIABLE INTEREST ENTITIES

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

PhosChem had net sales of $2.4 billion, $2.3 billion and $1.6 billion for the years ended May 31, 2012, 2011 and 2010, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales receipts.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales in fiscal 2012, 2011 and 2010. SFMP previously funded its operations in part through a fixed rate Senior Secured Note which was repaid on December 15, 2010.

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

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets for these consolidated entities are as follows:

(in millions)	May 31, 2012	May 31, 2011
Current assets	$138.6	$230.0
Non current assets	49.4	50.7

Total assets	$188.0	$280.7

Current liabilities	$39.6	$63.0
Non current liabilities	-	-

Total liabilities	$39.6	$63.0

14. INCOME TAXES

The provision for income taxes for the years ended May 31 consisted of the following:

(in millions)	2012	2011	2010
Current:
Federal	$314.5	$134.9	$85.2
State	61.0	52.0	15.8
Non-U.S.	77.0	380.1	194.5

Total current	452.5	567.0	295.5
Deferred:
Federal	7.4	99.2	(6.4)
State	9.0	7.0	6.9
Non-U.S.	242.5	79.6	51.3

Total deferred	258.9	185.8	51.8

Provision for income taxes	$711.4	$752.8	$347.3

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

(in millions)	2012	2011	2010
United States earnings	$1,412.7	$1,477.5	$598.1
Non-U.S. earnings	1,216.2	1,793.8	591.6

Earnings from consolidated companies before income taxes	$2,628.9	$3,271.3	$1,189.7

Computed tax at the U.S. federal statutory rate of 35%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.6%	1.3%	1.3%
Percentage depletion in excess of basis	(6.6%)	(4.5%)	(10.5%)
Impact of offshore earnings	(2.9%)	(7.5%)	(1.1%)
Change in valuation allowance	0.4%	0.5%	4.5%
Other items (none in excess of 5% of computed tax)	(0.4%)	(1.8%)	0.0%

Effective tax rate	27.1%	23.0%	29.2%

The fiscal 2011 effective tax rate reflects a $116.2 million expense related to the sale of our investment in Fosfertil, and our Cubatão, Brazil, facility to Vale S.A. and its subsidiaries (“Vale”).

The fiscal 2010 effective tax rate reflects a $53.0 million expense related to a valuation allowance on certain non-U.S. deferred tax assets, which included $23.1 million relating to the agreement with Vale for the anticipated sale of our investment in Fosfertil, and our Cubatão, Brazil facility.

We have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries aggregating $2.2 billion as of May 31, 2012, and accordingly, no deferred tax liability has been established relative to these earnings. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable.

Significant components of our deferred tax liabilities and assets as of May 31 were as follows:

(in millions)	2012	2011
Deferred tax liabilities:
Depreciation and amortization	$761.6	$566.0
Depletion	465.4	483.9
Partnership tax bases differences	105.4	94.3
Undistributed earnings of non-U.S. subsidiaries	215.8	215.8
Other liabilities	91.9	120.6

Total deferred tax liabilities	$1,640.1	$1,480.6
Deferred tax assets:
Alternative minimum tax credit carryforwards	$88.1	$110.8
Capital loss carryforwards	7.1	11.8
Foreign tax credit carryforwards	529.7	527.9
Net operating loss carryforwards	168.8	195.9
Postretirement and post-employment benefits	54.2	46.2
Reclamation and decommissioning accruals	220.2	212.0
Other assets	190.5	217.2

Subtotal	1,258.6	1,321.8
Valuation allowance	180.2	209.2

Net deferred tax assets	1,078.4	1,112.6

Net deferred tax liabilities	$(561.7)	$(368.0)

We have certain entities that are taxed in both their local currency jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of May 31, 2012 and 2011, these deferred taxes are offset by approximately $377.8 million and $336.6 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above.

As of May 31, 2012, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $88.1 million, net operating losses of $491.6 million, capital losses of $18.9 million, and foreign tax credits of $529.7 million. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code and in certain cases provisions of foreign law. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The foreign tax credits have an expiration date of fiscal 2019. To fully utilize our foreign tax credit carryforwards we will need taxable income totaling approximately $3 billion in the U.S. between fiscal 2013 and fiscal 2019.

Valuation Allowance

For fiscal 2012, the valuation allowance decreased $29.0 million primarily due to currency translation adjustments, while for fiscal 2011 and 2010, it increased $52.1 million and $41.5, respectively. In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, our ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies.

Uncertain Tax Positions

As of May 31, 2012, we had $476.9 million of gross uncertain tax positions. If recognized, approximately $288.5 million of that amount would affect our effective tax rate in future periods. It is expected that the amount of uncertain tax positions will change in the next twelve months; however the change cannot reasonably be estimated.

	May 31,
(in millions)	2012	2011
Gross unrecognized tax benefits, beginning of year	$263.5	$228.8
Gross increases:
Prior year tax positions	103.1	30.2
Current year tax positions	146.9	41.8
Gross decreases:
Prior year tax positions	(34.8)	(48.2)
Currency translation	(1.8)	10.9

Gross unrecognized tax benefits, end of year	$476.9	$263.5

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011 are $52.0 million and $50.9 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for fiscal 2009 and 2010, and the Canadian Revenue Agency for fiscal 2001 through 2008. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

During the third quarter of fiscal 2011, the Internal Revenue Service concluded its audit for fiscal 2007 to 2008. This audit did not result in significant changes in our unrecognized tax benefits.

15. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

We recognize AROs in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long lived asset. We depreciate the tangible asset over its estimated useful life. Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems (the “Gypstacks”) to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; and (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for five years after closing our Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

A reconciliation of our AROs is as follows:

	May 31,
(in millions)	2012	2011
AROs, beginning of year	$573.1	$525.9
Liabilities incurred	27.8	35.0
Liabilities settled	(98.4)	(73.1)
Accretion expense	32.4	31.6
Revisions in estimated cash flows	65.4	53.7

AROs, end of year	600.3	573.1
Less current portion	87.0	90.6

	$513.3	$482.5

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

Foreign Currency Derivatives—We periodically enter into derivatives contracts in order to reduce our foreign currency exchange rate risk. We use forward contracts, zero-cost collars and futures, which typically expire within one year, to reduce the impact of foreign currency exchange risk in our cash flows, not the foreign currency volatility in our earnings. One of the primary currency exposures relates to several of our Canadian entities, whose sales are denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. Our Canadian businesses generally hedge a portion of the currency risk exposure on anticipated cash inflows and outflows. Depending on the underlying exposure, such derivates can create additional earnings volatility because we do not use hedge accounting. We hedge certain of these risks through forward contracts and zero-cost collars. Our Brazilian operations enter into foreign currency futures traded on the Futures and Commodities Exchange—Brazil Mercantile & Futures Exchange—and also enter into forward contracts to hedge foreign currency risk. We hedge a portion of their currency risk exposure on anticipated cash inflows and outflows similar to the process in Canada. Our other foreign locations also use forward contracts to reduce foreign currency risk.

Commodity Derivatives—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of certain of our product inputs. Our commodity derivatives contracts primarily relate to purchases of natural gas. We use forward purchase contracts, swaps, and three-way collars to reduce these risks. The use of these financial instruments reduces the exposure of these risks with the intent to reduce our risk and variability.

Freight Derivatives—We enter into derivative contracts to reduce the risk of price fluctuation in the purchases of our freight. We use forward freight agreements to reduce the risk and variability of related price changes in freight. The use of these financial instruments reduces the exposure of these risks with the intent to reduce our risk and variability.

For additional disclosures about fair value measurement of derivative instruments, see Note 17 of our Notes to Consolidated Financial Statements.

As of May 31, 2012, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Instrument	Derivative Category	Unit of Measure	May 31, 2012	May 31, 2011
Foreign currency derivatives	Foreign Currency	US Dollars	1,869.2	1,118.9
Natural gas derivatives	Commodity	MMbtu	24.3	22.5
Ocean freight contracts	Freight	Tonnes	2.1	3.1

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, and freight contracts. Unrealized gains and losses on foreign currency exchange contracts used to hedge cash flows related to the production of our product are included in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains and losses on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gain or (loss) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction loss line in the Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

		Gain (loss)
(in millions)		Years ended May 31,
Derivative Instrument	Location	2012	2011	2010
Foreign currency derivatives	Cost of goods sold	$(23.9)	$6.8	$(6.9)
Foreign currency derivatives	Foreign currency transaction gain	(4.0)	7.9	30.6
Commodity derivatives	Cost of goods sold	(16.0)	8.3	79.6
Freight derivatives	Cost of goods sold	(2.0)	(2.0)	-

The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

(in millions)	Asset Derivatives (a)		Liability Derivatives (a)
Derivative Instrument	Location	May 31, 2012	Location	May 31, 2012
Foreign currency derivatives	Other current assets	$23.8	Accrued liabilities	$(36.7)
Commodity derivatives	Other current assets	5.8	Accrued liabilities	(15.2)
Commodity derivatives	Other assets	-	Other noncurrent liabilities	(8.3)
Freight derivatives	Other current assets	1.1	Accrued liabilities	(0.5)

Total		$30.7		$(60.7)

(in millions)	Asset Derivatives (a)		Liability Derivatives (a)
Derivative Instrument	Location	May 31, 2011	Location	May 31, 2011
Foreign currency derivatives	Other current assets	$19.1	Accrued liabilities	$(4.3)
Commodity derivatives	Other current assets	0.9	Accrued liabilities	(5.1)
Commodity derivatives	Other assets	0.6	Other noncurrent liabilities	(1.5)
Freight derivatives	Other current assets	3.5	Accrued liabilities	(0.9)

Total		$24.1		$(11.8)

(a)	In accordance with U.S. GAAP the above amounts are disclosed at gross fair value and the amounts recorded on the Consolidated Balance Sheet are presented on a net basis when permitted.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 31, 2012, was $59.7 million. We have not posted cash collateral in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2012, we would be required to post an additional $57.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

Counterparty Credit Risk

We enter into foreign exchange and certain commodity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.

17. FAIR VALUE MEASUREMENTS

We determine the fair market values of our derivative contracts and certain other assets based on the fair value hierarchy described below, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels within its hierarchy that may be used to measure fair value.

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

Assets and Liabilities Measured at Fair Value

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. The assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Mosaic’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

(in millions)	May 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$23.8	$20.1	$3.7	$-
Commodity derivatives	5.8	0.4	5.4	-
Freight derivatives	1.1	-	-	1.1

Total assets at fair value	$30.7	$20.5	$9.1	$1.1

Liabilities
Foreign currency derivatives	$36.7	$0.3	$36.4	$-
Commodity derivatives	23.5	-	23.5	-
Freight derivatives	0.5	-	-	0.5

Total liabilities at fair value	$60.7	$0.3	$59.9	$0.5

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

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

Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold.

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

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	May 31,
	2012		2011
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$3,811.0	$3,811.0	$3,906.4	$3,906.4
Accounts receivable	751.6	751.6	926.0	926.0
Accounts payable trade	912.4	912.4	941.1	941.1
Short-term debt	42.5	42.5	23.6	23.6
Long-term debt, including current portion	1,010.5	1,116.9	809.3	881.5

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.

18. GUARANTEES AND INDEMNITIES

We enter into various contracts that include indemnification and guarantee provisions as a routine part of our business activities. Examples of these contracts include asset purchase and sale agreements, surety bonds, financial assurances to regulatory agencies in connection with reclamation and closure obligations, commodity sale and purchase agreements, and other types of contractual agreements with vendors and other third parties. These agreements indemnify counterparties for matters such as reclamation and closure obligations, tax liabilities, environmental liabilities, litigation and other matters, as well as breaches by Mosaic of representations, warranties and covenants set forth in these agreements. In many cases, we are essentially guaranteeing our own performance, in which case the guarantees do not fall within the scope of the accounting and disclosures requirements under U.S. GAAP.

Our more significant guarantees and indemnities are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of May 31, 2012, we have estimated the maximum potential future payment under the guarantees to be $38.6 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of May 31, 2012 and May 31, 2011.

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

Because many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them, there exists a risk that we may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit our liability exposure, we may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these arrangements. See Note 2 of our Notes to Consolidated Financial Statements for additional information for indemnification provisions related to the Cargill Transaction .

19. PENSION PLANS AND OTHER BENEFITS

We sponsor pension and postretirement benefits through a variety of plans including defined benefit plans, defined contribution plans, and postretirement benefit plans in North America and certain of our international locations. In addition, we are a participating employer in a Cargill defined benefit pension plan. We reserve the right to amend, modify, or terminate the Mosaic sponsored plans at any time, subject to provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), prior agreements and our collective bargaining agreements.

In accordance with the merger and contribution agreement related to the Combination, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to us. Prior to the Combination, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and postretirement benefits under Cargill’s plans. Cargill incurs the associated costs and then charges them to us. The amount that Cargill may charge to us for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. As of May 31, 2012, the aggregate amount remaining under this agreement that may be charged to us is $6.9 million. This cap does not apply to the costs associated with certain active union participants who formerly earned service under Cargill’s pension plan. This agreement remains in place subsequent to the Cargill Transaction described in Note 2 of our Notes to Consolidated Financial Statements.

Costs charged to us for the former CCN employees’ pension expense were $3.6 million for fiscal 2012 and $2.9 million and $1.1 million for fiscal 2011 and 2010, respectively.

Defined Benefit Plans

We sponsor two defined benefit pension plans in the U.S. and four plans in Canada. We assumed these plans from IMC on the date of the Combination. Benefits are based on different combinations of years of service and compensation levels, depending on the plan. The U.S. salaried and non-union hourly plan provides benefits to employees who were IMC employees prior to January 1998. In addition, the plan, as amended, accrues no further benefits for plan participants, effective March 2003. The U.S. union pension plan provides benefits to union employees. Certain U.S. union employees were given the option and elected to participate in a defined contribution retirement plan in January 2004, in which case their benefits were frozen under the U.S. union pension plan. Other represented employees with certain unions hired on or after June 2003 are not eligible to participate in the U.S. union pension plan. The Canadian pension plans consist of two plans for salaried and non-union hourly employees, which are closed to new members, and two plans for union employees.

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

Postretirement Medical Benefit Plans

We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Retiree Health Plans are unfunded.

The U.S. retiree medical program for certain salaried and non-union retirees age 65 and over was terminated effective January 1, 2004. The retiree medical program for salaried and non-union hourly retirees under age 65 will end at age 65. The retiree medical program for certain active salaried and non-union hourly employees was terminated effective April 1, 2003. Coverage changes and termination of certain post-65 retiree medical benefits also were effective April 1, 2003. We also provide retiree medical benefits to union hourly employees. Pursuant to a collective bargaining agreement, certain represented employees hired after June 2003 are not eligible to participate in the retiree medical program. Retiree medical benefits were eliminated for certain active union employees.

Canadian postretirement medical plans are available to retired salaried employees. Under our Canadian postretirement medical plans, all Canadian active salaried employees are eligible for coverage upon retirement. There are no retiree medical benefits available for Canadian union hourly employees.

Our U.S. retiree medical program provides a benefit to our U.S. retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Part D). Because our plan is more generous than Medicare Part D, it is considered at least actuarially equivalent to Medicare Part D and the U.S. government provides a subsidy to the Company.

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (“Act”) were signed into law. The Act contained a provision that eliminated certain annual and lifetime limits on the dollar value of benefits. On June 17, 2010, the Department of the Treasury, the Department of Labor, and the Department of Health and Human Services published guidance in the Federal Register stating, in effect, that the lifetime and annual benefit limits under the Act do not apply to plans that cover only retirees. As of May 31, 2010, we had a plan that contained both active employees and retirees. Therefore, we included the impacts of the Act in our calculation of the accumulated post-retirement benefit obligation (“APBO”). The Act increased our APBO by approximately $40 million with an offset to accumulated other comprehensive income and increased our fiscal 2010 expense by approximately $1.2 million. On June 30, 2010, we approved and communicated the separation of our plans. Therefore, in fiscal 2011 we remeasured our APBO including the provisions of the plan amendment thereby reducing our APBO by approximately $42 million with the offset to accumulated other comprehensive income.

Accounting for Pension and Postretirement Plans

The year-end status of the North American plans was as follows:

	Pension Plans		Postretirement Benefit Plans
(in millions)	2012	2011	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$694.3	$635.5	$60.1	$99.7
Service cost	5.6	5.0	0.3	0.4
Interest cost	34.5	36.2	2.6	3.1
Plan amendments	-	5.8	-	-
Actuarial loss (gain)	59.3	28.4	4.0	(38.7)
Currency fluctuations	(15.5)	18.4	(0.9)	1.1
Employee contribution	-	-	0.1	0.1
Benefits paid	(34.9)	(35.0)	(6.3)	(5.6)

Projected benefit obligation at end of year	$743.3	$694.3	$59.9	$60.1

Change in plan assets:
Fair value at beginning of year	$630.0	$522.4	$-	$-
Currency fluctuations	(12.9)	14.6	-	-
Actual return	45.4	85.6	-	-
Company contribution	26.8	42.4	6.2	5.5
Employee contribution	-	-	0.1	0.1
Benefits paid	(34.9)	(35.0)	(6.3)	(5.6)

Fair value at end of year	$654.4	$630.0	$-	$-

Funded status of the plans as of May 31	$(88.9)	$(64.3)	$(59.9)	$(60.1)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(0.6)	$(0.7)	$(6.3)	$(7.0)
Noncurrent liabilities	(88.3)	(63.6)	(53.6)	(53.1)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs (credits)	$13.2	$15.2	$(4.9)	$(6.6)
Actuarial (gain)/loss	131.3	99.5	(8.9)	(14.5)

The accumulated benefit obligation for the defined benefit pension plans was $736.2 million and $686.2 million as of May 31, 2012 and 2011, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

(in millions)	Pension Plans			Postretirement Benefit Plans
Net Periodic Benefit Cost	2012	2011	2010	2012	2011	2010
Service cost	$5.6	$5.0	$3.7	$0.3	$0.4	$0.7
Interest cost	34.5	36.2	37.3	2.6	3.1	5.5
Expected return on plan assets	(35.8)	(38.0)	(41.2)	-	-	-
Amortization of:
Prior service cost/(credit)	1.3	0.9	1.5	(1.7)	(2.3)	(17.3)
Actuarial (gain)/loss	13.4	7.4	0.1	(1.8)	(0.7)	(0.8)

Net periodic benefit (income) cost	$19.0	$11.5	$1.4	$(0.6)	$0.5	$(11.9)

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Prior service cost (credit) recognized in other comprehensive income	$(1.3)	$4.9	$1.6	$5.8	$2.3	$(2.3)
Net actuarial loss (gain) recognized in other comprehensive income	36.3	(26.7)	59.1	1.7	(38.0)	39.0

Total recognized in other comprehensive income	$35.0	$(21.8)	$60.7	$7.5	$(35.7)	$36.7

Total recognized in net periodic benefit (income) cost and other comprehensive income	$54.0	$(10.3)	$62.1	$6.9	$(35.2)	$24.8

The estimated net actuarial gain (loss) and prior service cost for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2013 is $17.3 million and $(3.0) million, respectively.

The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the fiscal years ending May 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments

2013	$37.1	$6.3	$0.6
2014	38.1	6.1	0.6
2015	39.3	5.9	0.6
2016	41.1	5.6	0.6
2017	42.8	5.2	0.5
2018-2022	236.4	19.1	1.9

In fiscal 2013, we need to contribute cash of at least $33.4 million to the pension plans to meet minimum funding requirements. Also in fiscal 2013, we anticipate contributing cash of $6.3 million to the postretirement medical benefit plans to fund anticipated benefit payments.

Plan Assets and Investment Strategies

The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio. Our pension plan weighted-average asset allocations at May 31, 2012 and 2011 and the target by asset class are as follows:

US Pension Plan Assets	2012 Target	Plan Assets as of May 31, 2012	2011 Target	Plan Assets as of May 31, 2011
Asset Category
U.S. equity securities	12%	11%	12%	12%
Non-U.S. equity securities	7%	6%	7%	7%
Real estate	3%	4%	3%	4%
Fixed income	75%	77%	75%	75%
Private equity	3%	2%	3%	2%

Total	100%	100%	100%	100%

Canadian Pension Plan Assets	2012 Target	Plan Assets as of May 31, 2012	2011 Target	Plan Assets as of May 31, 2011
Asset Category
Canadian equity securities	22%	21%	22%	23%
U.S. equity securities	24%	22%	24%	24%
Non-U.S. equity securities	15%	14%	15%	15%
Fixed income	30%	38%	30%	28%
Private equity	9%	3%	9%	3%
Other	0%	2%	0%	7%

Total	100%	100%	100%	100%

For the U.S. plans, we utilize an asset allocation policy that seeks to maintain a fully-funded plan status under the Pension Protection Act (PPA) of 2006. As such, the primary investment objective beyond accumulating sufficient assets to meet future benefit obligation is to monitor and manage the liabilities of the plan to better insulate the portfolio from changes in interest rates that are impacting the liabilities. This requires an interest rate management strategy to reduce the sensitivity in the plan’s funded status and having a portion of the Plan’s assets invested in return-seeking strategies. Currently, our policy includes a 75% allocation to fixed income and 25% to return-seeking strategies. The U.S. pension plans’ benchmark of the return-seeking strategies is currently comprised of the following indices and their respective weightings: 40% Russell 1000, 8% Russell 2000, 24% MSCI EAFE Net, 4% MSCI EM Net, 12% NFI-ODCE-EQ and 12% Private Equity. The benchmark for the fixed income strategies are comprised of 45% Barclays Long Gov/Credit, 3% Barclays US Strips, and 52% Barclays US Long Credit.

For the Canadian pension plan the investment objectives for the pension plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5% over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of return consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return on the pension plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trusts’ asset allocation and performance objectives. The Canadian pension plans’ benchmark is currently comprised of the following indices and their respective weightings: 22% S&P/TSX 300, 24% Russell 1000, 15% MSCI EAFE ND, 30% DEX Bond Universe, and 9% Private Equity.

The Company has completed an asset/liability study for the Canadian pension plans in an effort to select an appropriate asset allocation that will assess the potential impacts on funding. These studies resulted in the Company selecting an asset allocation policy that seeks to maintain an appropriate allocation to return seeking assets and an interest rate management strategy. This new policy was reflected in our assumed long term rate of return for our Canadian plans, and we have begun implementing it in fiscal 2012.

A significant amount of the assets are invested in funds that are managed by a group of professional investment managers. These funds are mainly commingled funds. Performance is reviewed by management monthly by comparing the funds’ return to benchmark with an in depth quarterly review presented to the Pension Investment Committee. We do not have any significant concentrations of credit risk or industry sectors within the plan assets. Assets may be indirectly invested in Mosaic stock, but any risk related to this investment would be immaterial due to the insignificant percentage of the total pension assets that would be invested in Mosaic stock.

Fair Value Measurements of Plan Assets

The following tables provide fair value measurement, by asset class of the Company’s defined benefit plan assets for both the U.S. and Canadian plans (see Note 17 for a description of the fair value hierarchy methodology):

(in millions)	May 31, 2012
U.S. Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities:
U.S.	$44.6	$-	$44.6	$-
International	24.4	-	24.4	-
Real estate	15.6	-	-	15.6
Fixed income (a)	323.0	-	323.0	-
Private equity funds (b)	8.2	-	-	8.2

Total assets at fair value	$415.8	$-	$392.0	$23.8

(in millions)	May 31, 2011
U.S. Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities:
U.S.	$44.4	$-	$44.4	$-
International	25.9	-	25.9	-
Real estate	13.7	-	-	13.7
Fixed income (a)	286.1	-	286.1	-
Private equity funds (b)	9.1	-	-	9.1

Total assets at fair value	$379.2	$-	$356.4	$22.8

(a)

This class includes several funds that invest in approximately 53% of U.S. federal government debt securities, 13% of other governmental securities, 5% of foreign entity debt securities and 29% of corporate debt securities.

(b)	This class includes several private equity funds that invest in U.S. and European corporations and financial institutions.

(in millions)	May 31, 2012
Canadian Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$5.9	$5.9	$-	$-
Equity securities:
Canadian	50.0	-	50.0	-
U.S.	51.9	-	51.9	-
Non-U.S. international	33.9	-	33.9	-
Fixed income (a)	90.3	-	90.3	-

Private equity funds (b)	6.6	-	-	6.6

Total assets at fair value	$238.6	$5.9	$226.1	$6.6

(in millions)	May 31, 2011
Canadian Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$18.6	$18.6	$-	$-
Equity securities:
Canadian	58.3	-	58.3	-
U.S.	60.7	-	60.7	-
Non-U.S. international	38.6	-	38.6	-
Fixed income(a)	67.4	-	67.4	-
Private equity funds (b)	7.2	-	-	7.2

Total assets at fair value	$250.8	$18.6	$225.0	$7.2

(a)

This class consists of a fund that invests in approximately 26% of Canadian federal government debt securities, 28% of Canadian provincial government securities, 27% of Canadian corporate debt securities and 15% of foreign entity debt securities and 4% other.

(b)	This class includes several private equity funds that invest in U.S. and international corporations.

Equity securities and fixed income investments for both the U.S and Canadian plans are held in common/collective funds valued at the net asset value (NAV) as determined by the fund managers, and generally have daily liquidity. NAV is based on the fair value of the underlying assets owned by the funds, less liabilities, and divided by the number of units outstanding. Private equity funds and real estate equity securities are valued at NAV as determined by the fund manager and have liquidity restrictions based on the nature of the underlying investments.

The following table provides a reconciliation of our plan assets measured at fair value using significant unobservable inputs (Level 3) for the year ended May 31, 2012:

(in millions)	U.S Pension Assets	Canadian Pension Assets
Balance as of June 1, 2010	$19.8	$7.4
Net realized and unrealized gains/(losses)	3.4	0.5
Purchases, issuances, settlements, net	(0.4)	(0.7)

Balance as of May 31, 2011	22.8	7.2
Net realized and unrealized gains/(losses)	1.6	0.7
Purchases, issuances, settlements, net	(0.6)	(1.3)

Balance as of May 31, 2012	$23.8	$6.6

Rates and Assumptions

The approach used to develop the discount rate for the pension and postretirement plans is commonly referred to as the yield curve approach. Under this approach, we use a hypothetical curve formed by the average yields of available corporate bonds rated AA and above and match it against the projected benefit payment stream. Each category of cash flow of the projected benefit payment stream is discounted back using the respective interest rate on the yield curve. Using the present value of projected benefit payments, a weighted-average discount rate is derived.

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

Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.44%	5.13%	5.61%	3.92%	4.54%	5.71%
Expected return on plan assets	6.29%	6.87%	6.92%	-	-	-
Rate of compensation increase	4.00%	4.00%	4.00%	-	-	-

Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Discount rate	5.13%	5.61%	7.16%	4.54%	5.71%	6.73%
Expected return on plan assets	6.87%	6.92%	6.92%	-	-	-
Rate of compensation increase	4.00%	4.00%	4.00%	-	-	-

Assumed health care trend rates used to measure the expected cost of benefits covered by the plans were as follows:

	2012	2011	2010
Health care cost trend rate assumption for the next fiscal year	8.00%	8.50%	9.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year that the rate reaches the ultimate trend rate	2019	2015	2015

Assumed health care cost trend rates have an effect on the amounts reported. For the health care plans a one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	2012		2011		2010
(in millions)	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
Total service and interest cost	$0.2	(0.1)	$0.1	(0.1)	$0.1	$(0.1)
Postretirement benefit obligation	2.7	(2.3)	2.5	(2.5)	2.6	(2.4)

Defined Contribution Plans

The Mosaic Investment Plan (“Investment Plan”) permits eligible salaried and nonunion hourly employees to defer a portion of their compensation through payroll deductions and provides matching contributions. We match 100% of the first 3% of the participant’s contributed pay plus 50% of the next 3% of the participant’s contributed pay to the Investment Plan, subject to Internal Revenue Service limits. Participant contributions, matching contributions, and the related earnings immediately vest. The Investment Plan also provides an annual non-elective employer contribution feature for eligible salaried and non-union hourly employees based on the employee’s age and eligible pay. Participants are generally vested in the non-elective employer contributions after three years of service. In addition, a discretionary feature of the plan allows the Company to make additional contributions to employees.

The Mosaic Union Savings Plan (“Savings Plan”) was established pursuant to collective bargaining agreements with certain unions. Mosaic makes contributions to the defined contribution retirement plan based on the collective bargaining agreements. The Savings Plan is the primary retirement vehicle for newly hired employees covered by certain collective bargaining agreements.

The expense attributable to the Investment Plan and Savings Plan was $30.0 million, $28.5 million and $24.0 million in fiscal 2012, 2011 and 2010, respectively.

Canadian salaried and non-union hourly employees participate in an employer funded plan with employer contributions similar to the U.S. plan. The plan provides a profit sharing component which is paid each year. We also sponsor one mandatory union plan in Canada. Benefits in these plans vest after two years of consecutive service.

20. SHARE-BASED PAYMENTS

We sponsor one share-based compensation plan. The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), which was approved by shareholders and became effective October 20, 2004 and amended most recently on May 11, 2011, permits the grant of shares and share options to employees for up to 25 million shares of common stock. The Omnibus Plan provides for grants of stock options, restricted stock, restricted stock units, performance units and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the Omnibus Plan. Mosaic settles stock option exercises, restricted stock units and performance units with newly issued common shares. The Compensation Committee of the Board of Directors administers the Omnibus Plan subject to its provisions and applicable law.

Stock Options

Stock options are granted with an exercise price equal to the market price of our stock at the date of grant and have a ten-year contractual term. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model. Stock options vest in equal annual installments in the first three years following the date of grant (graded vesting). Stock options are expensed on a straight-line basis over the required service period, based on the estimated fair value of the award on the date of grant, net of estimated forfeitures.

Valuation Assumptions

Assumptions used to calculate the fair value of stock options in each period are noted in the following table. For fiscal 2012, expected volatility is based on the simple average of implied and historical volatility using the daily closing prices of the Company’s stock for a period equal to the expected term of the option. Previously, expected volatility was based on the combination of our and IMC’s historical six-year volatility of common stock. For fiscal 2012, the expected term of the options is calculated using historical employee grant and exercise data. Previously, the expected term of the options was calculated using the simplified method described in SEC Staff Accounting Bulletin 110, Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options, under which the Company can take the midpoint of the vesting date and the full contractual term. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life.

	Years ended May 31,
	2012	2011	2010
Weighted average assumptions used in option valuations:
Expected volatility	51.80%	60.46%	60.50%
Expected dividend yield	0.28%	0.44%	0.40%
Expected term (in years)	5.0	6.0	6.0
Risk-free interest rate	1.46%	2.13%	3.01%

A summary of the status of our stock options as of May 31, 2012, and activity during fiscal 2012, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 1, 2011	2.4	$37.88	6.3	$89.2
Granted	0.2	70.62
Exercised	(0.1)	21.21

Outstanding as of May 31, 2012	2.5	$41.93	5.8	$34.6

Exercisable as of May 31, 2012	1.9	$36.72	4.9	$33.9

The weighted-average grant date fair value of options granted during fiscal 2012, 2011 and 2010 was $30.96, $26.38 and $29.78, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $5.5 million, $54.1 million and $25.3 million, respectively.

Restricted Stock Units

Restricted stock units are issued to various employees, officers and directors at a price equal to the market price of our stock at the date of grant. The fair value of restricted stock units is equal to the market price of our stock at the date of grant. Restricted stock units generally cliff vest after three years of continuous service and are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value, net of estimated forfeitures.

A summary of the status of our restricted stock units as of May 31, 2012, and activity during fiscal 2012, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of June 1, 2011	0.5	$55.23
Granted	0.2	66.32
Issued and canceled	(0.1)	78.85

Restricted stock units as of May 31, 2012	0.6	$54.47

Performance Units

During fiscal 2012, approximately 100,000 performance units were granted with a weighted average grant date fair value of $81.10. Final performance units awarded are based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award. The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any shares to vest.

The fair value of each performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. Performance units are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. Performance units cliff vest after three years of continuous service. Performance units are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimate forfeitures.

A summary of the assumptions used to estimate the fair value of performance units is as follows:

Year ended May 31, 2012

Weighted average assumptions used in performance unit valuations:
Expected volatility	54.72%
Expected dividend yield	0.28%
Expected term (in years)	3.0
Risk-free interest rate	0.69%

A summary of our performance unit activity during fiscal 2012 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 1, 2011	-	$-
Granted	0.1	81.10
Issued and canceled	-	81.10

Outstanding as of May 31, 2012	0.1	$81.10

We recorded share-based compensation expense of $25.2 million for fiscal 2012, $21.9 million for fiscal 2011 and $23.4 million for fiscal 2010. The tax benefit related to share-based compensation expense was $8.7 million for fiscal 2012, $7.8 million for fiscal 2011 and $8.4 million for fiscal 2010.

As of May 31, 2012, there was $12.2 million of total unrecognized compensation cost related to options, restricted stock units and performance units granted under the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options vested in fiscal 2012 and 2011 was $10.2 million and $10.7 million, respectively.

Cash received from exercises of all share-based payment arrangements for fiscal 2012, 2011 and 2010 was $3.0 million, $20.3 million and $12.5 million, respectively. In fiscal 2012, 2011 and 2010 we received a tax benefit for tax deductions from options of $3.7 million, $20.9 million and $17.9 million, respectively.

21. COMMITMENTS

We lease certain plants, warehouses, terminals, office facilities, railcars and various types of equipment under operating leases, some of which include rent payment escalation clauses, with lease terms ranging from one to ten years. In addition to minimum lease payments, some of our office facility leases require payment of our proportionate share of real estate taxes and building operating expenses.

We have long-term agreements for the purchase of sulfur which is used in the production of phosphoric acid. In addition, we have long-term agreements for the purchase of raw materials, including a commercial offtake agreement with the Miski Mayo Mine for phosphate rock, used to produce phosphate products. We have long-term agreements for the purchase of natural gas, which is a significant raw material, used primarily in the solution mining process in our Potash segment and used in our phosphate concentrates plants. Also, we have agreements for capital expenditures primarily in our Potash segments related to our expansion projects.

A schedule of future minimum long-term purchase commitments, based on May 31, 2012 market prices, and minimum lease payments under non-cancelable operating leases as of May 31, 2012 follows:

(in millions)	Purchase Commitments	Operating Leases
2013	$1,874.0	$41.1
2014	315.8	24.6
2015	176.6	16.3
2016	117.7	10.2
2017	107.4	6.3
Subsequent years	2,099.9	13.9

	$4,691.4	$112.4

Rental expense for fiscal 2012, 2011 and 2010 amounted to $80.0 million, $79.5 million and $74.0 million, respectively. Purchases made under long-term commitments were $3.1 billion, $2.2 billion and $1.3 billion for fiscal 2012, 2011, and 2010, respectively.

Most of our export sales of phosphate and potash crop nutrients are marketed through two North American export associations, PhosChem and Canpotex, which may fund their operations in part through third-party financing facilities. As a member, Mosaic or our subsidiaries are contractually obligated to reimburse the export associations for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from the export associations.

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

As previously reported, we and PCS disputed, among other matters, when PCS would have received all of its available reserves under the Tolling Agreement and the resulting expiration of the Tolling Agreement, and, on or about May 27, 2009, PCS filed a lawsuit (the “Tolling Agreement Dispute”) against Mosaic Esterhazy. On December 7, 2011, we and PCS settled, among other matters, the Tolling Agreement Dispute. Under the settlement, the Tolling Agreement expires at December 31, 2012. We supplied PCS with potash on existing terms under the Tolling Agreement at the existing rate through the end of calendar 2011, and agreed to supply approximately 1.1 million additional tonnes of potash to PCS on existing terms for calendar 2012. We also granted PCS the right, which it has exercised, to take delivery of approximately 0.1 million of the 1.1 million tonnes through the first quarter of calendar 2013. In addition, effective December 31, 2012, we will receive credit for 1.3 million metric tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited, capacity which is currently allocated to PCS.

For fiscal 2012, 2011 and 2010, total revenue under this contract was $158.2 million, $186.8 million and $66.1 million, respectively.

We incur liabilities for reclamation activities and Gystacks closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of May 31, 2012, we had $185.2 million in surety bonds outstanding, of which $171.3 million is for mining reclamation obligations in Florida and $13.9 million is for other matters.

22. CONTINGENCIES

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $27.3 million and $41.7 million as of May 31, 2012 and 2011, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, we understand that EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our phosphate concentrates facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment.

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006) and Bartow (September 2006) facilities in Florida. We understand that the EPA has issued similar NOVs to our competitors and referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.

We are negotiating the terms of a possible settlement with the government, and the final terms are not yet agreed upon. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted and would include the following:

•	Incurring capital expenditures likely to exceed $150 million in the aggregate over a period of several years.

•

Providing meaningful additional financial assurances for the Gypstacks. Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, with certain adjustments to comply with U.S. GAAP, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1.439 million. The present value of the AROs for closure of Mosaic’s Gypstacks reflected on our Consolidated Balance Sheets is approximately $407 million as of May 31, 2012, and is reflected in accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheet. Compliance with the financial assurance requirements in Florida and Louisiana are based on the undiscounted Gypstack closure estimates. These financial assurance requirements can be satisfied through a variety of means, including satisfying a financial test or providing credit support in the form of surety bonds, letters of credit or cash escrows, among others. If a cash escrow is used in connection with these financial assurance requirements, any amounts agreed to would be classified as restricted cash on our consolidated balance sheets. In the context of a settlement of the government’s enforcement action, the DOJ and EPA would insist on financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a substantial portion of the estimated costs to close the Gypstacks today, rather than at the end of their useful lives. The estimated closure costs for our Gypstacks using the government’s approach for settlement purposes would result in meaningful higher total amounts than the AROs. While the government would ask for significant cash to be set aside by the Company currently, the reclamation and monitoring costs are generally expected to be paid in the normal course of our Phosphates business over three decades or more after a Gypstack has been closed.

•

We have also established accruals to address the estimated cost of civil penalties in connection this matter, which we do not believe would be material to our results of operations, liquidity or capital resources.

In light of our strong operating cash flows, liquidity and capital resources, we believe that we have sufficient liquidity and capital resources to be able to fund such capital expenditures, financial assurance requirements and civil penalties as part of a settlement. If a settlement cannot be agreed upon, we cannot predict the outcome of any litigation or estimate the potential amount or range of loss; however, we would face potential exposure to material costs should we fail in the defense of an enforcement action.

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc. (the “Sierra Club”), Manasota-88, Inc. (“Manasota-88”), Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension (the “Altman Extension Permit Litigation”). Mining on the Altman Extension commenced and approximately 600 acres of the Altman Extension were mined and/or disturbed. The remaining approximately 1,200 acres of the Altman extension of our Four Corners mine are not currently in our near-term mining plan and we have moved the dragline that had been mining the Altman extension to another area of our Four Corners mine. In a June 26, 2012 order, the Jacksonville District Court declared the parties’ pending motions for summary judgment moot. The Court set a deadline of August 30, 2012 for filing of new motions for summary judgment. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, we were notified by the Corps that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012 the Corps published notice of availability of the draft AEIS in the Federal Register. The Corps has announced that it will accept public comment on the draft AEIS through July 31, 2012. The Corps’ current schedule calls for it to issue the AEIS in December 2012. This AEIS is expected to include information on environmental impacts upon which the Corps would rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. We cannot predict the scope or actual timeline for this process, or what its outcome will be. Although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois (the “Northern Illinois District Court”) by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States. On November 13, 2008, the plaintiffs in the cases in the United States District Court for the Northern District of Illinois filed a consolidated class action complaint against the defendants, and on December 2, 2008 the Minn-Chem Case was consolidated with the Gage’s Fertilizer Case. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Direct Purchaser Cases. The amended consolidated complaint added Thomasville Feed and Seed, Inc. as a named plaintiff, and was filed on behalf of the named plaintiffs and a purported class of all persons who purchased potash in the United States directly from the defendants during the period July 1, 2003 through the date of the amended consolidated complaint (“Class Period”). The amended consolidated complaint generally alleges, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally seek injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also seek costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman Act claims. On December 2, 2011, the Seventh Circuit vacated its September 23, 2011 order and on June 27, 2012, the Seventh Circuit affirmed the order of the Northern Illinois District Court to deny the defendants’ motion to dismiss the plaintiffs’ claims. The decision is not a ruling on the merits of the case. Barring a stay, the Seventh Circuit’s decision allows this matter to proceed to discovery in the Northern Illinois District Court. We are considering our appeal related options.

We believe that the allegations in the Potash Antitrust Cases are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

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

We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

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

23. RELATED PARTY TRANSACTIONS

On May 25, 2011, Cargill, our former majority stockholder, exchanged its 64% stake in our company with certain Cargill stockholders and debt holders. For further discussion of these exchanges as part of the Cargill Transaction, see Note 2 of the Notes to Consolidated Financial Statements. Until these exchanges, Cargill was considered a related party due to its ownership interest in us.

We engage in various transactions, arrangements and agreements with Cargill. While Cargill was considered a related party, a Cargill transactions subcommittee of the corporate governance and nominating committee of our board of directors, comprised solely of independent directors, was responsible for reviewing and approving these transactions, arrangements and agreements. Our related person transactions approval policy provided for the delegation of approval authority for certain transactions with Cargill, other than those of the type described in such related person transactions approval policy, to an internal committee comprised of senior managers. The internal management committee was required to report its activities to the Cargill transactions subcommittee on a periodic basis.

Cargill made equity contributions of $18.5 million to us in fiscal 2011.

In summary, the Consolidated Statements of Earnings included the following transactions with Cargill, while Cargill was considered a related party:

(in millions)	2011	2010
Transactions with Cargill included in net sales	$238.1	$127.9
Transactions with Cargill included in cost of goods sold	146.8	96.4
Transactions with Cargill included in selling, general and administrative expenses	6.1	8.2
Interest income received from Cargill	0.2	-

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of May 31, 2012 and 2011, the net amount due from our non-consolidated companies totaled $134.8 million and $145.7 million, respectively.

The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years ended May 31,
(in millions)	2012	2011	2010
Transactions with non-consolidated companies included in net sales	$1,321.2	$1,015.7	$624.0
Transactions with non-consolidated companies included in cost of goods sold	557.3	511.3	273.0

24. BUSINESS SEGMENTS

The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker.

For a description of our business segments see Note 1 of our Notes to Consolidated Financial Statements. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and other.

Segment information for fiscal 2012, 2011 and 2010 is as follows:

(in millions)	Phosphates	Potash	Corporate, Eliminations and Other	Total
2012
Net sales to external customers	$7,839.2	$3,263.1	$5.5	$11,107.8
Intersegment net sales	-	38.2	(38.2)	-

Net sales	7,839.2	3,301.3	(32.7)	11,107.8
Gross margin	1,466.9	1,622.0	(3.9)	3,085.0
Operating earnings (loss)	1,179.1	1,457.3	(25.3)	2,611.1
Capital expenditures	407.9	1,171.4	60.0	1,639.3
Depreciation, depletion and amortization expense	263.9	233.1	11.1	508.1
Equity in net earnings (loss) of nonconsolidated companies	11.9	-	1.4	13.3
2011
Net sales to external customers	$6,895.2	$3,028.3	$14.3	$9,937.8
Intersegment net sales	-	32.7	(32.7)	-

Net sales	6,895.2	3,061.0	(18.4)	9,937.8
Gross margin	1,654.0	1,469.0	(1.2)	3,121.8
Operating earnings (loss)	1,322.0	1,352.5	(10.3)	2,664.2
Capital expenditures	306.7	906.9	49.6	1,263.2
Depreciation, depletion and
amortization expense	248.1	188.9	10.4	447.4
Equity in net earnings (loss) of nonconsolidated companies	(8.8)	-	3.8	(5.0)
2010
Net sales to external customers	$4,731.1	$1,978.9	$49.1	$6,759.1
Intersegment net sales	-	195.2	(195.2)	-

Net sales	4,731.1	2,174.1	(146.1)	6,759.1
Gross margin	648.2	1,034.6	10.5	1,693.3
Operating earnings (loss)	349.5	922.8	(1.5)	1,270.8
Capital expenditures	265.1	619.7	25.8	910.6
Depreciation, depletion and amortization expense	293.8	140.1	11.1	445.0
Equity in net loss of nonconsolidated companies	(10.5)	-	(0.4)	(10.9)
Total assets as of May 31, 2012	$9,123.7	$11,324.8	$(3,758.1)	$16,690.4
Total assets as of May 31, 2011	8,149.7	9,663.3	(2,026.1)	15,786.9

Financial information relating to our operations by geographic area is as follows:

	Years Ended May 31,
(in millions)	2012	2011	2010
Net sales (a):
Brazil	$2,161.6	$1,810.1	$1,092.3
India	1,579.7	1,565.9	1,105.9
Canpotex (b)	1,298.9	992.9	602.1
Canada	786.3	629.9	346.9
Australia	290.1	237.8	167.6
Argentina	266.7	233.3	137.0
Japan	177.5	166.1	76.2
China	160.4	115.9	191.9
Colombia	155.9	157.6	91.2
Chile	121.1	115.9	108.1
Peru	95.1	6.6	13.7
Thailand	94.0	91.1	123.2
Mexico	90.5	101.7	121.8
Other	209.3	193.7	239.4

Total international countries	7,487.1	6,418.5	4,417.3
United States	3,620.7	3,519.3	2,341.8

Consolidated	$11,107.8	$9,937.8	$6,759.1

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

(in millions)	May 31, 2012	May 31, 2011
Long-lived assets:
Canada	$4,593.2	$3,635.9
Brazil	158.6	163.6
Other	60.5	66.1

Total international countries	4,812.3	3,865.6
United States	3,402.0	3,400.1

Consolidated	$8,214.3	$7,265.7

Excluded from the table above as of May 31, 2012 and 2011, are goodwill of $1,844.4 million and $1,829.8 million and deferred income taxes of $50.6 million and $6.5 million, respectively.

Net sales by product type for fiscal 2012, 2011 and 2010 are as follows:

(in millions)	2012	2011	2010
Sales by product type:
Phosphate Crop Nutrients	$5,418.4	$4,822.4	$3,152.1
Potash Crop Nutrients	3,174.4	3,002.8	1,796.8
Crop Nutrient Blends	1,517.1	1,252.5	862.9
Other (a)	997.9	860.1	947.3

	$11,107.8	$9,937.8	$6,759.1

(a)	Includes sales for animal feed ingredients and industrial potash.

Quarterly Results (Unaudited)

In millions, except per share amounts

	Quarter
	First	Second	Third	Fourth	Year
2012
Net sales	$3,083.3	$3,014.5	$2,189.5	$2,820.5	$11,107.8
Gross margin	848.2	881.2	521.8	833.8	3,085.0
Operating earnings	729.6	797.0	413.7	670.8	2,611.1
Net earnings attributable to Mosaic	526.0	623.6	273.3	507.3	1,930.2
Basic net earnings per share attributable to Mosaic	$1.18	$1.41	$0.64	$1.19	$4.44
Diluted net earnings per share attributable to Mosaic	1.17	1.40	0.64	1.19	4.42
Common stock prices:
High	$74.31	$72.35	$59.75	$59.80
Low	55.70	44.86	46.50	45.58
2011
Net sales	$2,188.3	$2,674.8	$2,214.3	$2,860.4	$9,937.8
Gross margin	504.7	768.3	853.6	995.2	3,121.8
Operating earnings	410.3	658.2	770.8	824.9	2,664.2
Gain on sale of equity investment (a)	-	685.6	-	-	685.6
Net earnings attributable to Mosaic	297.7	1,025.6	542.1	649.2	2,514.6
Basic net earnings per share attributable to Mosaic	$0.67	$2.30	$1.21	$1.46	$5.64
Diluted net earnings per share attributable to Mosaic	0.67	2.29	1.21	1.45	5.62
Common stock prices:
High	$59.88	$74.25	$89.24	$86.67
Low	37.68	56.59	65.00	64.90

(a)	We recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil in fiscal 2011.

The number of holders of record of our common stock as of July 11, 2012 was 4,367.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five Year Comparison

In millions, except per share amounts

	Years Ended May 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Net sales	$11,107.8	$9,937.8	$6,759.1	$10,298.0	$9,812.6
Cost of goods sold	8,022.8	6,816.0	5,065.8	7,148.1	6,652.1
Lower of cost or market write-down	-	-	-	383.2	-

Gross margin	3,085.0	3,121.8	1,693.3	2,766.7	3,160.5
Selling, general and administrative expenses	410.1	372.5	360.3	321.4	323.8
Restructuring loss (gain)	-	-	-	0.6	18.3
Other operating expenses	63.8	85.1	62.2	43.8	11.7

Operating earnings	2,611.1	2,664.2	1,270.8	2,400.9	2,806.7
Interest income (expense), net	18.7	(5.1)	(49.6)	(43.3)	(90.5)
Foreign currency transaction gain (loss)	16.9	(56.3)	(32.4)	(131.8)	(57.5)
Gain on sale of equity investment (a)	-	685.6	-	673.4	-
Other income (expense)	(17.8)	(17.1)	0.9	6.5	23.7

Earnings from consolidated companies before income taxes	2,628.9	3,271.3	1,189.7	2,905.7	2,682.4
Provision for income taxes	711.4	752.8	347.3	649.3	714.9

Earnings from consolidated companies before the	1,917.5	2,518.5	842.4	2,256.4	1,967.5
Equity in net earnings (loss) of nonconsolidated companies	13.3	(5.0)	(10.9)	100.1	124.0

Net earnings including non-controlling interests	1,930.8	2,513.5	831.5	2,356.5	2,091.5
Less: Net earnings (loss) attributable to non-controlling interests	0.6	(1.1)	4.4	6.3	8.7

Net earnings attributable to Mosaic	$1,930.2	$2,514.6	$827.1	$2,350.2	$2,082.8

Earnings per common share attributable to Mosaic:
Basic net earnings per share	$4.44	$5.64	$1.86	$5.29	$4.70

Diluted net earnings per share	$4.42	$5.62	$1.85	$5.27	$4.67

Average shares outstanding:
Basic weighted average number of shares outstanding	$435.2	$446.0	$445.1	$444.3	$442.7
Diluted weighted average number of shares outstanding	436.5	447.5	446.6	446.2	445.7
Balance Sheet Data (at period end):
Cash and cash equivalents	$3,811.0	$3,906.4	$2,523.0	$2,703.2	$1,960.7
Total assets	16,690.4	15,786.9	12,707.7	12,676.2	11,819.8
Total long-term debt (including current maturities)	1,010.5	809.3	1,260.8	1,299.8	1,418.3
Total liabilities	4,691.0	4,125.0	3,959.3	4,161.0	5,065.2
Total equity	11,999.4	11,661.9	8,748.4	8,515.2	6,754.6
Other Financial Data:
Depreciation, depletion and amortization	$508.1	$447.4	$445.0	$360.5	$358.1
Net cash provided by operating activities	2,705.8	2,426.7	1,356.0	1,242.6	2,546.6
Capital expenditures	1,639.3	1,263.2	910.6	781.1	372.1
Dividends per share (b)	0.275	0.20	1.50	0.20	-

(a)

In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. We recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco in fiscal 2009. See further discussion in Note 10 to the Consolidated Financial Statements.

(b)

In the fourth quarter of fiscal 2012, we paid a quarterly dividend of $0.125, which represents a 150 percent increase over the Company’s previous dividend rate. In fiscal 2010 we paid a special dividend of $1.30 per share in addition to quarterly dividends of $0.05 per share.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Years ended May 31, 2012, 2011, and 2010

In millions

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses	Charges or (Reductions) to Other Accounts (a)	Deductions	Balance at End of Period (b)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended May 31, 2010	31.2	2.0	1.0	(5.5)	28.7
Year ended May 31, 2011	28.7	(3.0)	(0.1)	(2.0)	23.6
Year ended May 31, 2012	23.6	-	(5.1)	(0.1)	18.4
Income tax valuation allowance, related to deferred income taxes
Year ended May 31, 2010	115.6	53.0	(11.5)	-	157.1
Year ended May 31, 2011	157.1	23.8	36.5	(8.2)	209.2
Year ended May 31, 2012	209.2	6.2	(35.2)	-	180.2

(a)

For fiscal 2012, the income tax valuation allowance adjustment was recorded to accumulated other comprehensive income and deferred taxes. For fiscal 2011, the income tax valuation allowance adjustment was recorded to accumulated other comprehensive income and deferred taxes. For fiscal 2010, the income tax valuation allowance adjustment was recorded to accumulated other comprehensive income.

(b)

Allowance for doubtful accounts balance includes $13.5 million, $20.4 million and $19.5 million of allowance on long-term receivables recorded in other long term assets for the years ended May 31, 2012, 2011 and 2010, respectively.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance to our management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations from our management and Board of Directors; and,

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2012. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of May 31, 2012.