Form 10-K/A
period 2012-05-31
MOSAIC CO
filed 2012-07-31
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2012 Annual Meeting of Stockholders (Part III)

FORM 10-K/A CONTENTS

EXPLANATORY NOTE

This amendment (the “Amendment”) to the Annual Report on Form 10-K of The Mosaic Company (“Mosaic” or the “Company”) for the fiscal year ended May 31, 2012 (the “Fiscal 2012 10-K”) is being filed to correct the same typographical error in the Management’s Discussion and Analysis of Financial Condition (the “Management’s Analysis”) and in Note 22 (“Note 22”) of the Notes to Consolidated Financial Statements in the Fiscal 2012 10-K with respect to the reporting of our undiscounted estimated future closure and post-closure costs related to our Florida and Louisiana Gypstacks. Specifically, the amount disclosed for undiscounted estimated future closure and post-closure costs has been corrected from $1.439 million to $1,439 million. In addition, this Amendment corrects the calculation of our estimated interest payments on long-term debt in our Contractual Cash Obligations Table to include estimated interest payments on our recently issued $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041. Specifically, the total amount of the estimated interest payments disclosed has been corrected from $222.7 million to $810.0 million and the total amount of contractual cash obligations has been corrected from $6,516.3 million to $7,103.6 million.

The Amendment does not change the Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Equity. No other changes have been made to the original Fiscal 2012 10-K as previously filed on July 17, 2012. Except as amended by this report, this Amendment speaks as of the original filing date of the Fiscal 2012 10-K, does not reflect facts or events that may have occurred subsequent to the filing date of the Fiscal 2012 10-K, and does not modify or update in any way any other disclosures made in the original Fiscal 2012 10-K, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report.

1.	Management’s Analysis

The subsections entitled “Contractual Cash Obligations” and “Other Commercial Commitments” under “Off-Balance Sheet Arrangements and Obligations” in the Management’s Analysis beginning on page F-23 of the Fiscal 2012 10-K are hereby amended to read in their entirety as follows:

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of May 31, 2012:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$1,010.5	$0.5	$2.2	$7.1	$1,000.7
Estimated interest payments on long-term debt (a)	810.0	50.3	99.9	98.7	561.1
Operating leases	112.4	41.1	40.9	16.5	13.9
Purchase commitments (b)	4,691.4	1,874.0	492.4	225.1	2,099.9
Pension and postretirement liabilities (c)	479.3	39.7	89.4	94.7	255.5

Total contractual cash obligations	$7,103.6	$2,005.6	$724.8	$442.1	$3,931.1

(a)	Based on interest rates and debt balances as of May 31, 2012.
(b)	Based on prevailing market prices as of May 31, 2012. The majority of items more than 5 years is our estimated purchase commitment from our equity investee, the Miski Mayo Mine.
(c)

Fiscal 2013 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

1

Other Commercial Commitments

The following is a summary of our other commercial commitments as of May 31, 2012:

		Commitment Expiration by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$22.0	$22.0	$—	$—	$—
Surety bonds	185.2	137.7	47.3	—	0.2

Total	$207.2	$159.7	$47.3	$—	$0.2

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

Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1,439 million. The value of the AROs for closure of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $407 million as of May 31, 2012. Compliance with the financial assurance requirements in Florida and Louisiana are based on the undiscounted Gypstack closure estimates.

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

2

2.	Notes to Consolidated Financial Statements: Note 22

The material under “EPA RCRA Initiative” in Note 22 beginning on page F-82 of the Fiscal 2012 10-K Report is hereby amended to read as follows:

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

•

Providing meaningful additional financial assurances for the Gypstacks. Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, with certain adjustments to comply with U.S. GAAP, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1,439 million. The present value of the AROs for closure of Mosaic’s Gypstacks reflected on our Consolidated Balance Sheets is approximately $407 million as of May 31, 2012, and is reflected in accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheet. Compliance with the financial assurance requirements in Florida and Louisiana are based on the undiscounted Gypstack closure estimates. These financial assurance requirements can be satisfied through a variety of means, including

3

satisfying a financial test or providing credit support in the form of surety bonds, letters of credit or cash escrows, among others. If a cash escrow is used in connection with these financial assurance requirements, any amounts agreed to would be classified as restricted cash on our consolidated balance sheets. In the context of a settlement of the government’s enforcement action, the DOJ and EPA would insist on financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a substantial portion of the estimated costs to close the Gypstacks today, rather than at the end of their useful lives. The estimated closure costs for our Gypstacks using the government’s approach for settlement purposes would result in meaningful higher total amounts than the AROs. While the government would ask for significant cash to be set aside by the Company currently, the reclamation and monitoring costs are generally expected to be paid in the normal course of our Phosphates business over three decades or more after a Gypstack has been closed.

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

4

*********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ James T. Prokopanko
James T. Prokopanko
Chief Executive Officer and President

Date: July 30, 2012

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as MOS Holdings Inc. (“MOS Holdings”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic dated October 22, 2004, and filed on October 28, 2004**

2.ii.	Letter Agreement dated April 11, 2005, to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

2.iii	Form of Merger and Distribution Agreement, dated January 18, 2011, by and among MOS Holdings Inc., Cargill, The Mosaic Company (“Mosaic,” formerly known as GNS II (U.S.) Corp. (“GNS”), GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust*	Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS pursuant to Rule 424(b)(3) of the Securities Act on April 11, 2011***

2.iv.	Form of Registration Agreement, dated January 18, 2011, by and among MOS Holdings, Cargill, Mosaic, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Annex D to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.v.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings, Mosaic and Cargill (the “Tax Agreement”)	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2.vi.	Amendment, dated May 24, 2011, to Tax Agreement	Exhibit 2.1 to the Current Report on Form 8-K12B of Mosaic dated 2011 and filed on May 25, 2011**

2.vii.	Amended and Restated Governance Agreement, dated as of May 25, 2011, by and among MOS Holdings, Mosaic and each of the other parties thereto	Exhibit 2.2 to the Current Report on Form 8-K12B of Mosaic dated 2011 and filed on May 25, 2011**

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

3.ii.	Amended and Restated Bylaws of Mosaic	Exhibit 3.2 to Mosaic’s Current Report on Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all instruments defining the rights of holders of each issue of long- term debt of the Registrant and its consolidated subsidiaries

10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.d.****	Description of Mosaic Management Incentive Program		******

10.iii.e.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.f.****	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.f. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2011**

10.iii.g.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.h.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.i.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.j.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.k.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.l.****	Form of Director Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.m.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.n.****	Description of anti-dilution payments to directors and employees	Item 5.02 of the Current Report on Form 8-K of Mosaic dated December 9, 2009, and filed on December 15, 2009**

10.iii.o.****	Form of Senior Management Severance and Change in Control Agreement	Exhibit 10.78 to Amendment No. 2 to Registration Statement on Form S-1 filed by GNS II (U.S.) Corp. pursuant to Rule 424(b)(3) of the Securities Act on May 12, 2011*****

10.iii.p.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

10.iii.q.****	Description of Cargill Special Compensation Awards	Item 5.02 of the Current Report on Form 8-K of Mosaic dated June 9, 2011, and filed on June 15, 2011**

10.iii.r.****	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.s.****	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.t.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.u.****	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved August 29, 2011	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.v.****	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Compensation Components and Process—Employee Benefits—Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated August 25, 2011**

10.iii.w.****	Form of Retention Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

21	Subsidiaries of the Registrant		******

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		******

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		******

32.2	Certification of Chief Financial Officer Required by Rule13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		******

95	Mine Safety Disclosures		******

101	Interactive Data Files		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.
*****	Registration Statement No. 333-172253
******	Previously filed with the Fiscal 2012 10-K

E-4