Form 10-Q
period 2012-08-31
MOSAIC CO
filed 2012-10-02
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 296,893,967 shares of Common Stock and 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock as of September 28, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended August 31,
	2012	2011
Net sales	$2,505.1	$3,083.3
Cost of goods sold	1,757.8	2,235.1

Gross margin	747.3	848.2
Selling, general and administrative expenses	111.7	101.1
Other operating expense	25.4	17.5

Operating earnings	610.2	729.6
Interest income, net	5.9	5.1
Foreign currency transaction (loss)	(28.3)	(5.7)
Other (expense) income	(1.0)	0.7

Earnings from consolidated companies before income taxes	586.8	729.7
Provision for income taxes	163.3	205.1

Earnings from consolidated companies	423.5	524.6
Equity in net earnings of nonconsolidated companies	7.2	1.8

Net earnings including noncontrolling interests	430.7	526.4
Less: Net earnings attributable to noncontrolling interests	1.3	0.4

Net earnings attributable to Mosaic	$429.4	$526.0

Basic net earnings per share attributable to Mosaic	$1.01	$1.18

Diluted net earnings per share attributable to Mosaic	$1.01	$1.17

Basic weighted average number of shares outstanding	425.5	446.6
Diluted weighted average number of shares outstanding	426.7	447.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended August 31,
	2012	2011
Net earnings including noncontrolling interest	$430.7	$526.4

Other comprehensive income, net of tax
Foreign currency translation, net of tax	236.0	56.3
Net actuarial gain and prior service cost, net of tax	3.6	2.6

Other comprehensive income	239.6	58.9

Comprehensive income	670.3	585.3
Less: Comprehensive income attributable to the noncontrolling interest	1.2	0.3

Comprehensive income attributable to Mosaic	$669.1	$585.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	August 31, 2012	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,594.8	$3,811.0
Receivables, net	732.0	751.6
Inventories	1,484.4	1,237.6
Deferred income taxes	237.8	237.8
Other current assets	491.9	543.1

Total current assets	6,540.9	6,581.1
Property, plant and equipment, net of accumulated depreciation of $3,443.9 million and $3,284.2 million, respectively	7,944.3	7,545.9
Investments in nonconsolidated companies	445.2	454.2
Goodwill	1,889.5	1,844.4
Deferred income taxes	46.4	50.6
Other assets	203.8	214.2

Total assets	$17,070.1	$16,690.4

Liabilities and Equity
Current liabilities:
Short-term debt	$17.6	$42.5
Current maturities of long-term debt	0.6	0.5
Accounts payable	801.3	912.4
Accrued liabilities	795.6	899.9
Deferred income taxes	61.0	62.4

Total current liabilities	1,676.1	1,917.7
Long-term debt, less current maturities	1,010.9	1,010.0
Deferred income taxes	817.6	787.9
Other noncurrent liabilities	985.7	975.4
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of August 31, 2012 and May 31, 2012	—	—
Class A common stock, $0.01 par value, 254,300,000 shares authorized, 150,059,772 shares issued and 128,759,772 shares outstanding as of August 31, 2012 and May 31, 2012	1.3	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of August 31, 2012 and May 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,920,267 shares issued and 296,881,805 shares outstanding as of August 31, 2012, 308,749,067 shares issued and 296,710,605 shares outstanding as of May 31, 2012	3.0	3.0
Capital in excess of par value	1,476.3	1,459.5
Retained earnings	10,464.1	10,141.3
Accumulated other comprehensive income	617.7	378.0

Total Mosaic stockholders’ equity	12,562.4	11,983.1
Noncontrolling interests	17.4	16.3

Total equity	12,579.8	11,999.4

Total liabilities and equity	$17,070.1	$16,690.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended August 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$430.7	$526.4
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	137.4	120.3
Deferred income taxes	30.4	52.6
Equity in net earnings of nonconsolidated companies, net of dividends	9.3	0.7
Accretion expense for asset retirement obligations	8.1	7.1
Share-based compensation expense	17.8	13.8
Unrealized loss (gain) on derivatives	(41.3)	17.3
Other	14.1	(0.5)
Changes in assets and liabilities:
Receivables, net	11.5	130.6
Inventories	(246.4)	(135.8)
Other current and noncurrent assets	72.8	1.5
Accounts payable	(28.0)	(34.2)
Accrued liabilities and income taxes	(79.1)	(130.0)
Other noncurrent liabilities	2.0	(15.5)

Net cash provided by operating activities	339.3	554.3
Cash Flows from Investing Activities:
Capital expenditures	(449.1)	(391.4)
Restricted cash	4.9	(1.5)
Other	0.4	0.4

Net cash used in investing activities	(443.8)	(392.5)
Cash Flows from Financing Activities:
Payments of short-term debt	(33.5)	(25.3)
Proceeds from issuance of short-term debt	8.5	15.3
Payments of long-term debt	(0.2)	(1.8)
Proceeds from issuance of long-term debt	1.1	5.3
Proceeds from stock option exercise	1.7	1.2
Dividends	(106.6)	(22.4)
Other	(2.8)	(1.1)

Net cash used in financing activities	(131.8)	(28.8)
Effect of exchange rate changes on cash	20.1	(1.4)

Net change in cash and cash equivalents	(216.2)	131.6
Cash and cash equivalents—beginning of period	3,811.0	3,906.4

Cash and cash equivalents—end of period	$3,594.8	$4,038.0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $13.1 and $14.4 as of August 31, 2012 and 2011, respectively)	$3.9	$13.9
Income taxes (net of refunds)	$82.3	$150.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2011	446.6	$4.5	$2,596.3	$8,330.6	$710.2	$20.3	$11,661.9
Net earnings, including noncontrolling interest	—	—	—	1,930.2	—	0.6	1,930.8
Foreign currency translation adjustment, net of tax of $28 million	—	—	—	—	(303.5)	(3.9)	(307.4)
Net actuarial (loss) and prior service cost, net of tax of $14.6 million	—	—	—	—	(28.7)	—	(28.7)

Comprehensive income (loss)	—	—	—	—	—	(3.3)	1,594.7
Stock option exercises	0.2	—	3.0	—	—	—	3.0
Amortization of stock based compensation	—	—	23.4	—	—	—	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	—	—	—	(1,162.5)
Dividends ($0.275 per share)	—	—	—	(119.5)	—	—	(119.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Tax shortfall related to share based compensation	—	—	(0.9)	—	—	—	(0.9)

Balance as of May 31, 2012	425.5	4.3	1,459.5	10,141.3	378.0	16.3	11,999.4
Net earnings, including noncontrolling interest	—	—	—	429.4	—	1.3	430.7
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	236.1	(0.1)	236.0
Net actuarial gain and prior service cost, net of tax of $0	—	—	—	—	3.6	—	3.6

Comprehensive income	—	—	—	—	—	1.2	670.3
Stock option exercises	0.1	—	1.7	—	—	—	1.7
Amortization of stock based compensation	—	—	17.8	—	—	—	17.8
Dividends ($0.25 per share)	—	—	—	(106.6)	—	—	(106.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Tax shortfall related to share based compensation	—	—	(2.7)	—	—	—	(2.7)

Balance as of August 31, 2012	425.6	$4.3	$1,476.3	$10,464.1	$617.7	$17.4	$12,579.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (“Mosaic”, and, with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 83% for the three months ended August 31, 2012.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 14 to our Condensed Consolidated Financial Statements in this report for segment results.

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of our financial position as of August 31, 2012, and our results of operations and cash flows for the three months ended August 31, 2012 and 2011. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K as amended filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2012. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets, the useful lives of long-lived assets, environmental and reclamation liabilities, the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, Canadian resource taxes and royalties, inventory valuation and accruals for pending legal matters. Actual results could differ from these estimates.

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards became effective for our fiscal quarter beginning June 1, 2012, and did not have an impact on our results of operations or financial position.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of International Financial Reporting Standards (“IFRS”). This standard will be effective for our fiscal quarter beginning June 1, 2013 with retrospective application required. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our results of operations or financial position.

4. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	August 31, 2012	May 31, 2012
Accrued liabilities
Customer prepayments	$250.3	$323.0
Payroll and employee benefits	100.2	119.6
Non-income taxes	97.9	78.5
Asset retirement obligations	94.0	87.0
Other	253.2	291.8

	$795.6	$899.9

Other noncurrent liabilities
Asset retirement obligations	$506.8	$513.3
Unrecognized tax benefits	180.1	159.7
Accrued pension and postretirement benefits	136.7	142.2
Other	162.1	160.2

	$985.7	$975.4

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

	Three months ended August 31,
	2012	2011
Net earnings attributed to Mosaic	$429.4	$526.0

Basic weighted average common shares outstanding	425.5	446.6
Dilutive impact of share-based awards	1.2	1.3

Diluted weighted average common shares outstanding	426.7	447.9

Basic net earnings per share attributable to Mosaic	$1.01	$1.18
Diluted net earnings per share attributable to Mosaic	$1.01	$1.17

A total of 1.1 million and 0.6 million shares of common stock subject to issuance upon exercise of stock options, restricted stock unit awards and performance units for the three months ended August 31, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the three months ended August 31, 2012, unrecognized tax benefits increased by $26.8 million to $503.7 million. The increase is net of a $6.3 million decrease related to prior year uncertain positions. If recognized, approximately $303.5 million of the unrecognized tax benefits would affect our effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $55.7 million and $52.0 million as of August 31, 2012 and May 31, 2012, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $200 million associated with our non-U.S. subsidiaries due to the expected resolution of audit activity.

7. Inventories

Inventories consist of the following:

	August 31,	May 31,
	2012	2012
Raw materials	$68.7	$61.8
Work in process	377.8	340.1
Finished goods	959.6	764.8
Operating materials and supplies	78.3	70.9

	$1,484.4	$1,237.6

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the three months ended August 31, 2012 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2012	$546.6	$1,297.8	$1,844.4
Foreign currency translation	—	45.1	45.1

Balance as of August 31, 2012	$546.6	$1,342.9	$1,889.5

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in the second quarter of each year, or more frequently if indicators of potential impairment exist.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $257.2 million and $641.4 million for the three months ended August 31, 2012 and 2011, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three months ended August 31, 2012 and 2011.

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

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	August 31,	May 31,
	2012	2012
Current assets	$95.6	$138.6
Non current assets	48.9	49.4

Total assets	$144.5	$188.0

Current liabilities	$10.6	$39.6

Total liabilities	$10.6	$39.6

10. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $28.3 million and $27.3 million as of August 31, 2012 and May 31, 2012, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are negotiating the terms of a possible settlement with the government, and the final terms are not yet agreed upon. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted and would include the following:

•	Incurring capital expenditures likely to exceed $150 million in the aggregate over a period of several years.

•

Providing meaningful additional financial assurances for phosphogypsum management systems (“Gypstacks”). Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, with certain adjustments to comply with U.S. GAAP, as the asset retirement obligations (“AROs”) recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1.4 billion at May 31, 2012. The present value of the AROs for closure of Mosaic’s Gypstacks reflected on our Consolidated Balance Sheets was approximately $400 million as of May 31, 2012, and is reflected in accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheet. Compliance with the financial assurance requirements in Florida and Louisiana are based on the undiscounted Gypstack closure estimates. These financial assurance requirements can be satisfied through a variety of means, including satisfying a financial test or providing credit support in the form of surety bonds, letters of credit or cash escrows, among others. If a cash escrow is used in connection with these financial assurance requirements, any amounts agreed to would be classified as restricted cash on our consolidated balance sheets. In the context of a settlement of the government’s enforcement action, the DOJ and EPA would insist on financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a substantial portion of the estimated costs to close the Gypstacks today, rather than at the end of their useful lives. The estimated closure costs for our Gypstacks using the government’s approach for settlement purposes would result in meaningfully higher total amounts than the AROs. While the government would ask for significant cash to be set aside by the Company currently, the reclamation and monitoring costs are generally expected to be paid by us in the normal course of our Phosphates business over three decades or more after a Gypstack has been closed.

•

We have also established accruals to address the estimated cost of civil penalties in connection with this matter, which we do not believe in light of the relevant regulatory history would be material to our results of operations, liquidity or capital resources.

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc. (the “Sierra Club”), Manasota-88, Inc. (“Manasota-88”), Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension (the “Altman Extension Permit Litigation”). Mining on the Altman Extension commenced and approximately 600 acres of the Altman Extension were mined and/or disturbed. The remaining approximately 1,200 acres of the Altman extension of our Four Corners mine are not currently in our near term mining plan. In a June 26, 2012 order, the Jacksonville District Court declared the parties’ pending motions for summary judgment moot and requested rebriefing by all parties. The plaintiffs have filed a new motion for summary judgment and our responses and that of the Corps, as well as any cross-motions for summary judgment by us or the Corps, are due by October 15, 2012. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, the Corps notified us that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012, the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completes the final AEIS. The Corps’ current schedule calls for it to issue the AEIS in December 2012. This AEIS is expected to include information on environmental impacts upon which the Corps would rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. We cannot predict the scope or actual timeline for this process, or what its outcome will be. Although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman Act claims. On December 2, 2011, the Seventh Circuit vacated its September 23, 2011 order and on June 27, 2012, the Seventh Circuit affirmed the order of the Northern Illinois District Court to deny the defendants’ motion to dismiss the plaintiffs’ claims. The decision is not a ruling on the merits of the case, but the Seventh Circuit’s decision allows pretrial discovery to proceed in this matter. In addition, the Northern Illinois District Court has stated that, by the end of the calendar year, it intends to set a trial date. We plan to seek U.S. Supreme Court review of the Seventh Circuit’s decision.

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

As of August 31, 2012 and May 31, 2012, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	August 31, 2012	May 31, 2012
Foreign currency derivatives	Foreign currency	US Dollars	1,545.8	1,869.2
Natural gas derivatives	Commodity	MMbtu	24.6	24.3
Ocean freight contracts	Freight	Tonnes	2.4	2.1

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, and freight contracts. Unrealized gains and losses on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and losses on commodities contracts and certain forward

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

freight agreements are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gain or (loss) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain (loss) line in the Condensed Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

		Three months ended August 31,
Derivative Instrument	Location	2012	2011
Foreign currency derivatives	Cost of goods sold	$30.7	$(4.5)
Foreign currency derivatives	Foreign currency transaction gain (loss)	7.2	(4.8)
Commodity derivatives	Cost of goods sold	3.1	(5.0)
Freight derivatives	Cost of goods sold	0.3	(3.0)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	August 31, 2012	Location	August 31, 2012
Foreign currency derivatives	Other current assets	$31.5	Accrued liabilities	$(6.5)
Commodity derivatives	Other current assets	9.3	Accrued liabilities	(13.4)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(6.5)
Freight derivatives	Other current assets	1.8	Accrued liabilities	(1.0)

Total		$42.6		$(27.4)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2012	Location	May 31, 2012
Foreign currency derivatives	Other current assets	$23.8	Accrued liabilities	$(36.7)
Commodity derivatives	Other current assets	5.8	Accrued liabilities	(15.2)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(8.3)
Freight derivatives	Other current assets	1.1	Accrued liabilities	(0.5)

Total		$30.7		$(60.7)

For additional disclosures about fair value measurement of derivative instruments, see Note 12 to the Condensed Consolidated Financial Statements in this report.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of August 31, 2012, was $23.9 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on August 31, 2012, we would be required to post $22.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	August 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$31.5	$4.2	$27.3	$—
Commodity derivatives	9.3	—	9.3	—
Freight derivatives	1.8	—	—	1.8

Total assets at fair value	$42.6	$4.2	$36.6	$1.8

Liabilities
Foreign currency derivatives	$6.5	$0.9	$5.6	$—
Commodity derivatives	19.9	0.4	19.5	—
Freight derivatives	1.0	—	—	1.0

Total liabilities at fair value	$27.4	$1.3	$25.1	$1.0

We did not significantly change our valuation techniques from prior periods.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	August 31, 2012		May 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,594.8	$3,594.8	$3,811.0	$3,811.0
Receivables, net	732.0	732.0	751.6	751.6
Accounts payable trade	801.3	801.3	912.4	912.4
Short-term debt	17.6	17.6	42.5	42.5
Long-term debt, including current portion	1,011.5	1,119.3	1,010.5	1,116.9

For cash and cash equivalents, receivables, net, accounts payable trade and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.

13. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of August 31, 2012 and May 31, 2012, the net amount due from our non-consolidated companies totaled $147.2 million and $134.8 million, respectively.

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended August 31,
	2012	2011
Transactions with non-consolidated companies included in net sales	$368.3	$373.0
Transactions with non-consolidated companies included in cost of goods sold	185.0	178.0

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Business Segments

The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents activities associated with our nitrogen distribution business, unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and Other. Segment information was as follows:

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended August 31, 2012
Net sales to external customers	$1,560.9	$941.6	$2.6	$2,505.1
Intersegment net sales	—	18.2	(18.2)	—

Net sales	1,560.9	959.8	(15.6)	2,505.1
Gross margin	287.6	459.3	0.4	747.3
Operating earnings	207.6	416.3	(13.7)	610.2
Capital expenditures	130.5	299.7	18.9	449.1
Depreciation, depletion and amortization expense	69.3	64.8	3.3	137.4

Three months ended August 31, 2011
Net sales to external customers	$2,219.8	$861.9	$1.6	$3,083.3
Intersegment net sales	—	11.1	(11.1)	—

Net sales	2,219.8	873.0	(9.5)	3,083.3
Gross margin	409.6	444.4	(5.8)	848.2
Operating earnings	333.3	402.0	(5.7)	729.6
Capital expenditures	97.6	278.7	15.1	391.4
Depreciation, depletion and amortization expense	64.6	53.2	2.5	120.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K as amended of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2012 (the “10-K Report”) and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations

The following table shows the results of operations for the three months ended August 31, 2012 and 2011:

	Three months ended August 31,		2012-2011
(in millions, except per share data)	2012	2011	Change	Percent
Net sales	$2,505.1	$3,083.3	$(578.2)	(19%)
Cost of goods sold	1,757.8	2,235.1	(477.3)	(21%)

Gross margin	747.3	848.2	(100.9)	(12%)
Gross margin percentage	30%	28%
Selling, general and administrative expenses	111.7	101.1	10.6	10%
Other operating expenses	25.4	17.5	7.9	45%

Operating earnings	610.2	729.6	(119.4)	(16%)
Interest income (expense), net	5.9	5.1	0.8	16%
Foreign currency transaction gain (loss)	(28.3)	(5.7)	(22.6)	NM
Other income (expense)	(1.0)	0.7	(1.7)	NM

Earnings from consolidated companies before income taxes	586.8	729.7	(142.9)	(20%)
Provision for income taxes	163.3	205.1	(41.8)	(20%)

Earnings from consolidated companies	423.5	524.6	(101.1)	(19%)
Equity in net earnings (loss) of nonconsolidated companies	7.2	1.8	5.4	NM

Net earnings including noncontrolling interests	430.7	526.4	(95.7)	(18%)
Less: Net earnings (loss) attributable to noncontrolling interests	1.3	0.4	0.9	NM

Net earnings attributable to Mosaic	$429.4	$526.0	$(96.6)	(18%)

Diluted net earnings per share attributable to Mosaic	$1.01	$1.17	$(0.16)	(14%)
Diluted weighted average number of shares outstanding	426.7	447.9

Overview of Consolidated Results for the three months ended August 31, 2012 and August 31, 2011

Net sales decreased 19% to $2.5 billion in the quarter ended August 31, 2012, compared to the prior year period. Net earnings attributable to Mosaic for the three months ended August 31, 2012 were $429.4 million, or $1.01 per diluted share, compared to $526.0 million, or $1.17 per diluted share, for the same period a year ago. The more significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net earnings in the first quarter of fiscal 2013 were lower primarily as a result of lower sales prices and sales volumes in our Phosphates business. In the second half of fiscal 2012, we saw lower average Phosphate selling prices due to a market recalibration that occurred in the third quarter of fiscal 2012. Although Phosphate selling prices have been increasing in the latter part of fiscal 2012 into fiscal 2013, phosphate fertilizer prices remain below levels of the prior year first quarter. Sales volumes for phosphates were lower than the same period in the prior year due to a decrease in international shipments in the current fiscal quarter resulting primarily from lower shipments to India, due to the timing of shipments, and South America, due to product availability. Also, during the quarter our phosphate production and sales were impacted by longer annual maintenance shut-downs, as well as logistical challenges posed by weather conditions and low Mississippi river levels driven by drought conditions.

Other Highlights

During the three months ended August 31, 2012:

•	We maintained a strong financial position with cash and cash equivalents of $3.6 billion as of August 31, 2012.

•	We generated $339.3 million in cash flows from operations in the first quarter of fiscal 2013, primarily driven by net earnings.

•

We declared and paid a quarterly dividend of $0.25 per share under the annual dividend program of $1.00 per share. Beginning with the dividend paid in August 2012, we increased the quarterly dividend 100% from the level of $0.50 per share announced in February 2012 and 400% from the year-ago level of $0.20 per share.

•	We recorded a foreign currency transaction loss of $28.3 million for the three months ended August 31, 2012 compared with a loss of $5.7 million for the same period a year ago.

•

Phosphate rock inventory levels increased over the same quarter in the prior year as a result of an increase in production, primarily from our South Fort Meade, Florida mine. The mine was producing on a limited basis in the first quarter of fiscal 2012, due to a lawsuit challenging the federal wetlands permit for extension of the mine into Hardee County. Final court approval of the settlement of this matter was reached in the fourth quarter of fiscal 2012 and mining at our South Fort Meade mine has resumed.

•

We continued the expansion of capacity in our Potash segment, in line with our views of the long-term fundamentals of that business. In the first quarter of fiscal 2013, we had capital expenditures of approximately $160 million related to these projects. At our Esterhazy mine K2 shaft and mill, we have substantially completed our expansion and anticipate the full capacity of an estimated incremental 0.7 million tonnes annually to be coming online in the current fiscal year.

During the three months ended August 31, 2011, we generated $554.3 million in cash flows from operations, primarily driven by net earnings.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended August 31,		2012-2011
(in millions, except price per tonne or unit)	2012	2011	Change	Percent
Net sales:
North America	$556.4	$629.5	$(73.1)	(12%)
International	1,004.5	1,590.3	(585.8)	(37%)

Total	1,560.9	2,219.8	(658.9)	(30%)
Cost of goods sold	1,273.3	1,810.2	(536.9)	(30%)

Gross margin	$287.6	$409.6	$(122.0)	(30%)

Gross margin as a percent of net sales	18%	18%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	855	864	(9)	(1%)
International	603	1,000	(397)	(40%)
Crop Nutrient Blends	751	795	(44)	(6%)
Feed Phosphates	132	152	(20)	(13%)
Other(b)	321	347	(26)	(7%)

Total Phosphates Segment Tonnes(a)	2,662	3,158	(496)	(16%)

Average selling price per tonne:
DAP (FOB plant)	$529	$576	$(47)	(8%)
Crop Nutrient Blends (FOB destination)	533	590	(57)	(10%)
Average cost per unit:
Ammonia (metric tonne)	$449	$551	$(102)	(19%)
Sulfur (long ton)	196	232	(36)	(15%)

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended August 31, 2012 and 2011

The Phosphates segment’s net sales decreased to $1.6 billion for the three months ended August 31, 2012, compared to $2.2 billion in the first quarter of fiscal 2012. Lower sales volumes and lower sales prices resulted in decreased net sales of approximately $330 million and $140 million, respectively due to the factors discussed in the Overview.

Our average DAP selling price was $529 per tonne for the three months ended August 31, 2012, a decrease of $47 per tonne from the first quarter of the prior year due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended August 31, 2012 decreased 10% compared to the same period in the prior year, due to a decrease in the prices of materials used to produce Blends, primarily phosphates.

The Phosphates segment’s sales volumes were lower, with 2.7 million tonnes for the three months ended August 31, 2012 compared to 3.2 million tonnes for the same period in the prior year. The decrease in sales volumes was due to the factors discussed in the Overview.

We consolidate the financial results of PhosChem. Included in our results for the three months ended August 31, 2012 is PhosChem net sales and cost of goods sold for its other member of $47 million, compared with $233 million for the first quarter in fiscal 2012.

Gross margin for the Phosphates segment decreased to $287.6 million from $409.6 million in the first quarter of fiscal 2012, primarily due to lower sales prices and sales volume. These factors had an unfavorable impact on gross margin of approximately $210 million, partially offset by lower costs of approximately $100 million. The decrease in costs was due primarily to lower raw material costs, primarily sulfur and ammonia, in our North America operations of approximately $50 million and lower raw material costs of approximately $40 million used in the production of our international products, including Blends. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was unchanged at 18% for the three months ended August 31, 2012 and August 31, 2011, respectively.

The average consumed price for ammonia for our North American operations decreased to $449 per tonne in the first quarter of fiscal 2013 from $551 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $196 per long ton for the three months ended August 31, 2012, from $232 in the same period a year ago. The price of these raw materials is driven by global supply and demand. The decrease in ammonia costs was also driven by the benefit of production at our Faustina ammonia plant, which was operating at near full capacity in the current fiscal quarter, but was temporarily shut down in the first quarter of the prior year. The average consumed cost of purchased and produced rock decreased to $64 per tonne in the first quarter of fiscal 2013, compared to $72 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations decreased to 5% in the first quarter of fiscal 2013 from 6% in the same period a year ago. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations remained unchanged at 8% for the three months ended August 31, 2012 and 2011, respectively.

Costs were also impacted by net unrealized mark-to-market derivative gains of $0.5 million in the first quarter of fiscal 2013, primarily on natural gas derivatives, compared to losses of $4.0 million for the same period a year ago, primarily on freight derivatives.

Our North American phosphate rock production was 3.8 million tonnes during the first quarter of fiscal 2013, compared with 2.8 million tonnes in the same quarter of fiscal 2012. The increased phosphate rock production in fiscal 2013 was primarily due to South Fort Meade operating at a higher rate in the first quarter of fiscal 2013 than the same period in the prior year. This was due to the settlement of the lawsuit challenging the federal wetlands permit for extension of our South Fort Meade mine into Hardee County in the fourth quarter of fiscal 2012 that allowed us to resume mining. As a result, we have begun to rebuild inventory levels of phosphate rock in the current fiscal quarter compared to the same quarter of the prior year and plan to resume shipping Florida rock to our facilities in Louisiana in the second fiscal quarter of 2013.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.0 million tonnes for the first quarter of fiscal 2013, compared to 2.2 million tonnes for the same quarter of fiscal 2012. Our production was impacted by longer planned annual maintenance shut-downs as well as challenges posed by unusual weather conditions in the first quarter of fiscal 2013 compared to the same period a year ago.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended August 31,		2012-2011
(in millions, except price per tonne or unit)	2012	2011	Change	Percent
Net sales:
North America	$561.3	$463.9	$97.4	21%
International	398.5	409.1	(10.6)	(3%)

Total	959.8	873.0	86.8	10%
Cost of goods sold	500.5	428.6	71.9	17%

Gross margin	$459.3	$444.4	$14.9	3%

Gross margin as a percent of net sales	48%	51%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a)
North America	751	613	138	23%
International	1,020	1,043	(23)	(2%)

Total	1,771	1,656	115	7%
Non-agricultural	160	164	(4)	(3%)

Total	1,931	1,820	111	6%

Average selling price per tonne (FOB plant):
MOP—North America(b)	$479	$520	$(41)	(8%)
MOP—International	404	400	4	1%
MOP Average	444	446	(2)	(1%)

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	This price excludes industrial and feed sales.

Three months ended August 31, 2012 and 2011

The Potash segment’s net sales increased to $959.8 million for the three months ended August 31, 2012, compared to $873.0 million in the same period a year ago, primarily due to higher sales volumes that resulted in an increase in net sales of approximately $90 million.

The Potash segment’s sales volumes increased to 1.9 million tonnes for the three months ended August 31, 2012, compared to 1.8 million tonnes in the same period a year ago. We believe the increase is primarily due to customer expectations of increasing domestic prices.

Our average muriate of potash (“MOP”) selling price decreased slightly to $444 per tonne in the first quarter of fiscal 2013, compared to $446 per tonne in the same period a year ago. Domestic selling prices decreased compared to the same period a year ago, driven by higher inventories and the related impact on buyer sentiment.

Gross margin for the Potash segment increased to $459.3 million for the three months ended August 31, 2012 from $444.4 million for the same period in the prior year. Gross margin was favorably impacted by approximately $50 million related to higher sales volumes in the current quarter. This was offset by approximately $50 million due to lower production rates, which resulted in a higher cost per tonne, and approximately $40 million in increased costs, primarily related to brine inflow management and depreciation.

Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 48% for the three months ended August 31, 2012, compared to 51% for the same period a year ago.

We incurred $66.7 million in expenses and $40.7 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the first quarter of fiscal 2013, compared to $38.9 million and $10.5 million, respectively, in the first quarter of fiscal 2012. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. During the current quarter, net inflows continue to be higher than average but still estimated to be within the range of our historical experience. We believe that some of the inflow is due to changing inflow patterns, including from below our mine workings, which can be more complex and costly to manage. Our pumping of brine from the mine has been constrained, beginning in the latter half of fiscal 2012, because of less available storage capacity than normal in surface ponds, primarily due to abnormal rainfall in Saskatchewan and the downtime of certain brine injection wells. The results for the current year quarter include the higher costs of addressing these issues, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. The current amount of brine stored in the mined out areas at Esterhazy remains well below the level which would impede mining, although it is slightly higher than past experience as a result of the factors described above. We have experience in reducing the amount of brine stored in the mine, primarily as a result of the increased pumping capacity that has been added in the last several years. We are also currently enhancing our flexibility for disposing of brine that has been pumped out of the mine at a brine injection site that is remote from our current mine workings, which we expect to come online during fiscal 2013. We are reimbursed a pro-rata share of operating and capital costs of our Esterhazy mine under a tolling agreement, including a portion of our costs for managing the brine inflows, which reimbursement will expire during fiscal 2013.

We incurred $64.8 million in depreciation expense during the first quarter of fiscal 2013 compared to $53.2 million in the same quarter of the prior year. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service primarily for our expansion projects.

We incurred $69.7 million in Canadian resource taxes for the three months ended August 31, 2012, compared with $79.4 million in the same period a year ago. We incurred $12.4 million in royalties in the first quarter of fiscal 2013, compared to $16.1 million in the first quarter of fiscal 2012.

Costs were impacted by net unrealized mark-to-market derivative gain of $33.6 million for the three months ended August 31, 2012, primarily on foreign currency derivatives, compared with losses of $8.5 million for the same period a year ago, primarily on natural gas derivatives.

For the three months ended August 31, 2012, potash production was 1.5 million tonnes compared to 1.9 million tonnes in the same period a year ago. Historically, we perform planned major maintenance at our operating plants in the first quarter of the fiscal year. The decreased potash production was primarily due to timing and duration of this planned maintenance, unplanned mechanical issues and power outages primarily due to inclement weather conditions and weak international demand for standard product.

Other Income Statement Items

	Three months ended August 31,		2012-2011
(in millions)	2012	2011	Change	Percent
Selling, general and administrative expenses	$111.7	$101.1	$10.6	10%
Other operating expenses	25.4	17.5	7.9	45%
Interest (expense)	—	—	—	—
Interest income	5.9	5.1	0.8	16%

Interest income (expense), net	5.9	5.1	0.8	16%
Foreign currency transaction gain (loss)	(28.3)	(5.7)	(22.6)	NM
Other income (expense)	(1.0)	0.7	(1.7)	NM
Provision for income taxes	163.3	205.1	(41.8)	(20%)

Selling, General and Administrative Expenses

For the three months ended August 31, 2012, selling general and administrative expenses were $111.7 million compared to $101.1 million for the three months ended August 31, 2011. The increase in expense is primarily related to an increase in stock compensation and accruals for incentive compensation expense of approximately $9 million.

Other Operating (Income) Expense

For the three months ended August 31, 2012, we had other operating expense of $25.4 million, compared with expenses of $17.5 million for the same period in the prior year. The increase in other operating expense is due to an increase of approximately $10 million related to an update of estimates for discovery and other pre-trial expense for legal matters and approximately $7 million related to asset write-offs in our Phosphates business. Other operating (income) expense for the same quarter of the prior fiscal year included approximately $8 million of expenses related to the Cargill Transaction.

Foreign Currency Transaction Gain (Loss)

For the three months ended August 31, 2012, we recorded a foreign currency transaction loss of $28.3 million, compared with losses of $5.7 million, for the same periods in the prior year. For the three months ended August 31, 2012, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

Provision for Income Taxes

Three months ended August 31,	Effective Tax Rate	Provision for Income Taxes
2012	27.8%	$163.3
2011	28.1%	205.1

Income tax expense was $163.3 million and the effective tax rate was 27.8% for the three months ended August 31, 2012. For the first quarter of fiscal 2012, we had income tax expense of $205.1 and effective tax rates of 28.1%. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. Further information regarding our income taxes is included in Note 6 to the Condensed Consolidated Financial Statements in this report.

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

Our significant accounting policies, including our significant accounting estimates, are summarized in Note 2 to the Condensed Consolidated Financial Statements in this report. A more detailed description of our significant accounting policies is included in Note 3 to the Consolidated Financial Statements in our 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis in our 10-K Report.

Liquidity and Capital Resources

As of August 31, 2012, we had $3.6 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and strategic initiatives for the remainder of fiscal 2013. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750.0 million credit facility of which $730.0 million was available for working capital needs and investment opportunities as of August 31, 2012.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended August 31, 2012 and August 31, 2011:

	Three months ended August 31,		2012 - 2011
(in millions)	2012	2011	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$339.3	$554.3	$(215.0)	(39%)
Net cash used in investing activities	(443.8)	(392.5)	(51.3)	13%
Net cash used in financing activities	(131.8)	(28.8)	(103.0)	358%

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.7 billion of cash and cash equivalents are held by non-U.S. subsidiaries, the majority of which is held in Canada, as of August 31, 2012. The majority of our funds are not subject to significant foreign currency exposures as the bulk of these funds are held in U.S. denominated investments. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on remitting approximately $0.5 billion of cash associated with certain undistributed earnings, that are part of the permanently reinvested earnings discussed in Note 14 to our Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the three months ended August 31, 2012 and 2011, net cash provided by operating activities was $339.3 million and $554.3 million, respectively. During the three months ended August 31, 2012, operating cash flows were primarily generated from net earnings, partially offset by the effect of an increase in inventories and a decrease in customer prepayments.

Investing Activities

Net cash used in investing activities was $443.8 million for the three months ended August 31, 2012, compared to $392.5 million in the same period in fiscal 2012. The increase in cash used in investing activities is primarily due to an increase in capital expenditures related to expansion projects in our Potash segment. Capital expenditures were $449.1 million in the first quarter of fiscal 2013, of which $157.8 million related to our Potash expansion projects.

Financing Activities

Net cash used in financing activities for the three months ended August 31, 2012, was $131.8 million, compared to $28.8 million for the same period in fiscal 2012. The increase from prior year is primarily due to an increase in our quarterly dividend amount from $0.05 per share in the first quarter of fiscal 2012 to $0.25 per share in the first quarter of the current fiscal year. This resulted in an increase in the quarterly dividend payment to $106.6 million in the current fiscal quarter from $22.4 million for the same period a year ago.

Debt Instruments, Guarantees and Related Covenants

See Note 12 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and under “EPA RCRA Initiative” in Note 10 to our Condensed Consolidated Financial Statements in this report.

Off-Balance Sheet Arrangements and Obligations

Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 10 to our Condensed Consolidated Financial Statements in this report.

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•	further developments in judicial or administrative proceedings, or resolution of global tax audit activity;

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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our 10-K Report.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 16 to the Consolidated Financial Statements in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of August 31, 2012 and May 31, 2012, the fair value of our major foreign currency exchange contracts were $25.9 million and ($13.5) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of August 31, 2012			As of May 31, 2012
	Expected Maturity Date			Expected Maturity Date
	Years ending May 31,			Year ending May 31,
(in millions US$)	2013	2014	Fair Value	2013	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$1,016.2	$69.6	$26.7	$1,157.9	$(28.2)
Weighted Average Rate—Canadian dollar to U.S. dollar	0.9865	0.9948		0.9896
Foreign Currency Exchange Collars
Indian Rupee
Notional (million US$)	$21.0		$(0.1)
Weighted Average Participation Rate—Indian rupee to U.S. dollar	55.0619
Weighted Average Protection Rate—Indian rupee to U.S. dollar	57.7286
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$135.4	$0.7	$(4.1)	$394.6	$4.6
Weighted Average Rate—Brazilian real to U.S. dollar	2.0484	2.1892		1.9634
Notional (million US$)—short	$103.1	$10.4		$110.3
Weighted Average Rate—Brazilian real to U.S. dollar	2.0019	2.1250		1.9179
Indian Rupee
Notional (million US$)—long	$59.0	$61.0	$3.5	$141.7	$10.1
Weighted Average Rate—Indian rupee to U.S. dollar	52.1507	58.7575		52.6348
Foreign Currency Exchange Futures Brazilian Real
Notional (million US$)—long	$31.5		$(0.1)	$31.5	$—
Weighted Average Rate—Brazilian real to U.S. dollar	2.0527			1.9537
Notional (million US$)—short	$15.8			$15.8
Weighted Average Rate—Brazilian real to U.S. dollar	2.0525			1.9984

Total Fair Value			$25.9		$(13.5)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of August 31, 2012 and May 31, 2012, the fair value of our natural gas commodities contracts were ($17.4) million and ($21.4) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of August 31, 2012			As of May 31, 2012
	Expected Maturity Date			Expected Maturity Date
	Years Ending May 31,			Years Ending May 31,
(in millions)	2013	2014	Fair Value	2013	2014	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	13.2	11.4	$(17.4)	17.7	6.6	$(21.4)
Weighted Average Rate (US$/MMBtu)	$3.23	$4.18		$3.26	$4.37

Total Fair Value			$(17.4)			$(21.4)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended August 31, 2012.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 10 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements in this report:

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

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that set numeric water quality standards (the “NNC Rule”) for nitrogen and/or phosphorus in Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division (the “Tallahassee District Court”), for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The NNC Rule set criteria that would require drastic reductions in the levels of nutrients discharged into Florida lakes and streams, and would require us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012. Our lawsuit asserted, among other matters, that the criteria set by EPA did not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and sought a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

In February 2012, the Tallahassee District Court invalidated the NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. The Tallahassee District Court subsequently ordered that the effective date of the parts of the NNC Rule that the court had upheld and any parts re-proposed to comply with the court’s order be postponed until January 2013. Although we have not appealed, several other parties have appealed certain of the Tallahassee District Court’s rulings.

The NNC Rule includes an option to seek approval for alternative water quality criteria for specific waters or stream segments, where the science or water quality data demonstrated that the alternative criteria would be adequately protective. We intend to explore the use of alternative criteria, where appropriate; however, we cannot presently predict whether we will be able to obtain approval of site-specific alternative criteria or the extent to which such approved criteria would moderate the impacts of the NNC Rule on us.

The Florida Department of Environmental Protection (the “FDEP”) recently adopted state rules that could supplant many, or potentially all, of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. In June 2012, the FDEP rule was upheld by a state administrative law judge in an administrative proceeding challenging the rule brought by certain nongovernmental organizations and the FDEP rule became effective and was submitted to EPA for approval. In July 2012, the nongovernmental organizations appealed the state administrative law judge’s decision upholding the FDEP rule to the Florida First District Court of Appeal. We cannot predict how the Florida First District Court of Appeal will rule on the nongovernmental organizations’

challenge to the FDEP rule, whether the FDEP rule will be approved in whole or in part by the EPA or when or the extent to which it will affect us.

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

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen Senior Vice President – Finance and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

October 2, 2012

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

3.ii.	Amended and Restated Bylaws, effective July 19, 2012.	Exhibit 3.1 to the Current Report on Form 8-K of Mosaic dated July 19, 2012 and filed on July 25, 2012*

10.iii.a.	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 18, 2012		X

10.iii.b	Form of Agreement between Cargill, Incorporated and The Mosaic Company relating to certain former Cargill employees’ participation in the Cargill International Pension Plan		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

*	SEC File No. 001-32327

E-1