Form 10-Q
period 2012-11-30
MOSAIC CO
filed 2013-01-04
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 296,930,722 shares of Common Stock and 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock as of December 28, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Net sales	$2,536.2	$3,014.5	$5,041.3	$6,097.8
Cost of goods sold	1,860.3	2,133.3	3,618.1	4,368.4

Gross margin	675.9	881.2	1,423.2	1,729.4
Selling, general and administrative expenses	102.8	100.6	214.5	201.7
Other operating expense (income)	13.5	(16.4)	38.9	1.1

Operating earnings	559.6	797.0	1,169.8	1,526.6
Interest income, net	4.4	4.1	10.3	9.2
Foreign currency transaction (loss) gain	(17.0)	55.1	(45.3)	49.4
Other income (expense)	0.5	(0.8)	(0.5)	(0.1)

Earnings from consolidated companies before income taxes	547.5	855.4	1,134.3	1,585.1
(Benefit from) provision for income taxes	(78.1)	230.7	85.2	435.8

Earnings from consolidated companies	625.6	624.7	1,049.1	1,149.3
Equity in net earnings of nonconsolidated companies	4.7	0.9	11.9	2.7

Net earnings including noncontrolling interests	630.3	625.6	1,061.0	1,152.0
Less: Net earnings attributable to noncontrolling interests	1.5	2.0	2.8	2.4

Net earnings attributable to Mosaic	$628.8	$623.6	$1,058.2	$1,149.6

Basic net earnings per share attributable to Mosaic	$1.48	$1.41	$2.49	$2.58

Diluted net earnings per share attributable to Mosaic	$1.47	$1.40	$2.48	$2.58

Basic weighted average number of shares outstanding	425.7	443.4	425.6	445.0
Diluted weighted average number of shares outstanding	427.0	444.7	426.8	446.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Net earnings including noncontrolling interest	$630.3	$625.6	$1,061.0	$1,152.0

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	(10.2)	(369.0)	225.8	(312.7)
Net actuarial gain and prior service cost, net of tax	3.1	2.8	6.7	5.4

Other comprehensive income (loss)	(7.1)	(366.2)	232.5	(307.3)

Comprehensive income	623.2	259.4	1,293.5	844.7
Less: Comprehensive income (loss) attributable to the noncontrolling interest	1.0	(0.3)	2.2	—

Comprehensive income attributable to Mosaic	$622.2	$259.7	$1,291.3	844.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	November 30, 2012	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,420.7	$3,811.0
Receivables, net	797.5	751.6
Inventories	1,518.5	1,237.6
Deferred income taxes	237.8	237.8
Other current assets	558.6	543.1

Total current assets	6,533.1	6,581.1
Property, plant and equipment, net of accumulated depreciation of $3,563.8 million and $3,284.2 million, respectively	8,246.1	7,545.9
Investments in nonconsolidated companies	441.4	454.2
Goodwill	1,889.4	1,844.4
Deferred income taxes	115.3	50.6
Other assets	215.4	214.2

Total assets	$17,440.7	$16,690.4

Liabilities and Equity
Current liabilities:
Short-term debt	$21.2	$42.5
Current maturities of long-term debt	0.7	0.5
Accounts payable	913.7	912.4
Accrued liabilities	645.8	899.9
Deferred income taxes	66.0	62.4

Total current liabilities	1,647.4	1,917.7
Long-term debt, less current maturities	1,010.6	1,010.0
Deferred income taxes	827.6	787.9
Other noncurrent liabilities	854.3	975.4
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of November 30, 2012 and May 31, 2012	—	—
Class A common stock, $0.01 par value, 254,300,000 shares authorized, 150,059,772 shares issued and 128,759,772 shares outstanding as of November 30, 2012 and May 31, 2012	1.3	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of November 30, 2012 and May 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 308,955,571 shares issued and 296,917,109 shares outstanding as of November 30, 2012, 308,749,067 shares issued and 296,710,605 shares outstanding as of May 31, 2012	3.0	3.0
Capital in excess of par value	1,480.8	1,459.5
Retained earnings	10,986.2	10,141.3
Accumulated other comprehensive income	611.1	378.0

Total Mosaic stockholders’ equity	13,082.4	11,983.1
Noncontrolling interests	18.4	16.3

Total equity	13,100.8	11,999.4

Total liabilities and equity	$17,440.7	$16,690.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended November 30,
	2012	2011
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,061.0	$1,152.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	284.8	240.5
Deferred income taxes	(24.7)	129.4
Equity in net earnings of nonconsolidated companies, net of dividends	4.6	0.9
Accretion expense for asset retirement obligations	16.4	14.1
Share-based compensation expense	22.6	17.0
Unrealized (gain) loss on derivatives	(29.9)	41.4
Other	9.4	(1.9)
Changes in assets and liabilities:
Receivables, net	(63.8)	(13.8)
Inventories	(272.5)	57.2
Other current and noncurrent assets	(12.6)	(99.6)
Accounts payable	17.0	(148.7)
Accrued liabilities and income taxes	(229.4)	(245.1)
Other noncurrent liabilities	(121.2)	(71.4)

Net cash provided by operating activities	661.7	1,072.0
Cash Flows from Investing Activities:
Capital expenditures	(842.6)	(778.5)
Restricted cash	0.6	1.1
Other	2.1	0.3

Net cash used in investing activities	(839.9)	(777.1)
Cash Flows from Financing Activities:
Payments of short-term debt	(69.9)	(72.2)
Proceeds from issuance of short-term debt	48.4	76.9
Payments of long-term debt	(0.4)	(30.2)
Proceeds from issuance of long-term debt	1.2	746.7
Proceeds from stock option exercise	2.2	2.3
Repurchase of Class A common stock	—	(1,162.5)
Dividends	(213.3)	(44.7)
Other	(3.6)	(5.5)

Net cash used in financing activities	(235.4)	(489.2)
Effect of exchange rate changes on cash	23.3	(84.5)

Net change in cash and cash equivalents	(390.3)	(278.8)
Cash and cash equivalents—beginning of period	3,811.0	3,906.4

Cash and cash equivalents—end of period	$3,420.7	$3,627.6

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $26.4 and $32.6 as of November 30, 2012 and 2011, respectively)	$—	$—
Income taxes (net of refunds)	185.5	335.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2011	446.6	$4.5	$2,596.3	$8,330.6	$710.2	$20.3	$11,661.9
Net earnings, including noncontrolling interest	—	—	—	1,930.2	—	0.6	1,930.8
Foreign currency translation adjustment, net of tax of $28.0 million	—	—	—	—	(303.5)	(3.9)	(307.4)
Net actuarial loss and prior service cost, net of tax of $14.6 million	—	—	—	—	(28.7)	—	(28.7)

Comprehensive income (loss)	—	—	—	—	—	(3.3)	1,594.7
Stock option exercises	0.2	—	3.0	—	—	—	3.0
Amortization of stock based compensation	—	—	23.4	—	—	—	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	—	—	—	(1,162.5)
Dividends ($0.275 per share)	—	—	—	(119.5)	—	—	(119.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Tax shortfall related to share based compensation	—	—	(0.9)	—	—	—	(0.9)

Balance as of May 31, 2012	425.5	4.3	1,459.5	10,141.3	378.0	16.3	11,999.4
Net earnings, including noncontrolling interest	—	—	—	1,058.2	—	2.8	1,061.0
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	226.4	(0.6)	225.8
Net actuarial gain and prior service cost, net of tax of $0	—	—	—	—	6.7	—	6.7

Comprehensive income	—	—	—	—	—	2.2	1,293.5
Stock option exercises	0.2	—	2.2	—	—	—	2.2
Amortization of stock based compensation	—	—	22.6	—	—	—	22.6
Dividends ($0.50 per share)	—	—	—	(213.3)	—	—	(213.3)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Tax shortfall related to share based compensation	—	—	(3.5)	—	—	—	(3.5)

Balance as of November 30, 2012	425.7	$4.3	$1,480.8	$10,986.2	$611.1	$18.4	$13,100.8

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 89% for the six months ended November 30, 2012.

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

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of our financial position as of November 30, 2012, and our results of operations and cash flows for the six months ended November 30, 2012 and 2011. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K as amended filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2012. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. We adopted this guidance for our annual goodwill impairment test for fiscal 2013, which was conducted in the second quarter. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of International Financial Reporting Standards (“IFRS”). This standard will be effective for us beginning June 1, 2013 with retrospective application required. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our results of operations or financial position.

4. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	November 30, 2012	May 31, 2012
Other current assets
Future price deferred (a)	$191.5	$152.8
Income taxes receivable	174.4	214.0
Prepaid expenses	155.1	132.1
Other	37.6	44.2

	$558.6	$543.1

Accrued liabilities
Customer prepayments	$136.5	$323.0
Payroll and employee benefits	120.2	119.6
Non-income taxes	73.4	78.5
Asset retirement obligations	81.2	87.0
Other	234.5	291.8

	$645.8	$899.9

Other noncurrent liabilities
Asset retirement obligations	$517.4	$513.3
Unrecognized tax benefits	46.3	159.7
Accrued pension and postretirement benefits	128.6	142.2
Other	162.0	160.2

	$854.3	$975.4

(a)	Future price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Net earnings attributed to Mosaic	$628.8	$623.6	$1,058.2	$1,149.6

Basic weighted average common shares outstanding	425.7	443.4	425.6	445.0
Dilutive impact of share-based awards	1.3	1.3	1.2	1.3

Diluted weighted average common shares outstanding	427.0	444.7	426.8	446.3

Basic net earnings per share attributable to Mosaic	$1.48	$1.41	$2.49	$2.58
Diluted net earnings per share attributable to Mosaic	$1.47	$1.40	$2.48	$2.58

A total of 0.5 million and 0.6 million shares of common stock subject to issuance upon exercise of stock options for the three and six months ended November 30, 2012, respectively, and 0.8 million and 0.7 million shares for the three and six months ended November 30, 2011, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

6. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the three months ended November 30, 2012, gross unrecognized tax benefits decreased by $185.3 million to $291.6 million. We recorded a gross decrease of $187.7 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters, of which $179.3 million impacted our effective tax rate. The decrease was partially offset by a net increase in unrecognized tax benefits associated with the current and prior fiscal years. If recognized, approximately $105.9 million of the $291.6 million in unrecognized tax benefits would affect our effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $54.3 million and $52.0 million as of November 30, 2012 and May 31, 2012, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

During the second quarter of fiscal year 2013, the U.S. Internal Revenue Service concluded its audit for fiscal years 2009 and 2010. We are currently under audit by the Canadian Revenue Agency for the fiscal years 2001 to 2011.

Based upon the information available as of November 30, 2012, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories

Inventories consist of the following:

	November 30, 2012	May 31, 2012
Raw materials	$52.5	$61.8
Work in process	399.0	340.1
Finished goods	989.7	764.8
Operating materials and supplies	77.3	70.9

	$1,518.5	$1,237.6

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the six months ended November 30, 2012 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2012	$546.6	$1,297.8	$1,844.4
Foreign currency translation	—	45.0	45.0

Balance as of November 30, 2012	$546.6	$1,342.8	$1,889.4

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

9. Variable Interest Entities

Mosaic is the primary beneficiary of and consolidates two VIEs within our Phosphates segment: PhosChem and South Fort Meade Partnership, L.P. (“SFMP”). We determine whether we are the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the purpose and design of the VIE, the risks that the VIE were designed to create and pass along to other entities, the activities of the VIE that could be directed and which entity could direct them, and the expected relative impact of those activities on the economic performance of the VIE. We assess our VIE determination with respect to an entity on an ongoing basis. We have not identified any additional VIEs in which we hold a significant interest.

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $253.5 million and $510.8 million for the three and six months ended November 30, 2012, respectively, and net sales of $612.0 million and $1.3 billion for the three and six months ended November 30, 2011, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

We determined that, because we are PhosChem’s exclusive export agent for the marketing, solicitation of orders and freighting of dry phosphatic materials, we have the power to direct the activities that most

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly impact PhosChem’s economic performance. Because Mosaic accounts for the majority of sales volume marketed through PhosChem, we have the obligation to absorb losses or right to receive benefits that could be significant to PhosChem.

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three and six months ended November 30, 2012 and 2011.

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

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	November 30, 2012	May 31, 2012
Current assets	$49.2	$138.6
Non current assets	48.8	49.4

Total assets	$98.0	$188.0

Current liabilities	$4.6	$39.6

Total liabilities	$4.6	$39.6

10. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $26.2 million and $27.3 million as of November 30, 2012 and May 31, 2012, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However,

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. We understand that the EPA has issued similar NOVs to our competitors and referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to most of the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.

We are negotiating the terms of a possible settlement with the government, and the final terms are not yet agreed upon. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted and would include the following:

•	Incurring capital expenditures likely to exceed $150 million in the aggregate over a period of several years.

•

Providing meaningful additional financial assurances for phosphogypsum management systems (“Gypstacks”). Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, with certain adjustments to comply with U.S. GAAP, as the asset retirement obligations (“AROs”) recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1.4 billion at May 31, 2012. The present value of the AROs for closure of Mosaic’s

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gypstacks reflected on our Consolidated Balance Sheets was approximately $400 million as of May 31, 2012, and is reflected in accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheet. Compliance with the financial assurance requirements in Florida and Louisiana are based on the undiscounted Gypstack closure estimates. These financial assurance requirements can be satisfied through a variety of means, including satisfying a financial test or providing credit support in the form of surety bonds, letters of credit or cash escrows, among others. If a cash escrow is used in connection with these financial assurance requirements, any amounts agreed to would be classified as restricted cash on our consolidated balance sheets. In the context of a settlement of the government’s enforcement action, the DOJ and EPA would insist on financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a substantial portion of the estimated costs to close the Gypstacks today, rather than at the end of their useful lives. The government’s approach for settlement purposes would result in meaningfully higher total amounts for the estimated closure costs for our Gypstacks than the AROs. While the government would ask for significant cash to be set aside by the Company currently, the reclamation and monitoring costs are generally expected to be paid by us in the normal course of our Phosphates business over three decades or more after a Gypstack has been closed.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc. (the “Sierra Club”), Manasota-88, Inc. (“Manasota-88”), Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension (the “Altman Extension Permit Litigation”). Mining on the Altman Extension commenced and approximately 600 acres of the Altman Extension were mined and/or disturbed. The remaining approximately 1,200 acres of the Altman extension of our Four Corners mine are not currently in our near term mining plan. In a June 26, 2012 order, the Jacksonville District Court declared the parties’ pending motions for summary judgment moot and requested rebriefing by all parties. The plaintiffs have filed a new motion for summary judgment, and we and the Corps have filed our respective responses and cross-motions for summary judgment. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, the Corps notified us that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012, the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completes the final AEIS. The Corps’ revised schedule calls for it to issue the AEIS in February 2013. This AEIS is expected to include information on environmental impacts upon which the Corps would rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. We cannot predict the scope or actual timeline for this process, or what its outcome will be. Although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman Act claims. On December 2, 2011, the Seventh Circuit vacated its September 23, 2011 order and on June 27, 2012, the Seventh Circuit affirmed the order of the Northern Illinois District Court to deny the defendants’ motion to dismiss the plaintiffs’ claims. The decision is not a ruling on the merits of the case, but the Seventh Circuit’s decision allows pretrial discovery to proceed in this matter, and the Northern Illinois District Court has scheduled trial to begin February 10, 2014. We are seeking U.S. Supreme Court review of the Seventh Circuit’s decision.

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

The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the “PTO”). On September 12, 2012, Shell Oil Company (“Shell”)

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed an inter parties reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Plaintiffs have filed a motion with the Missouri District Court requesting that the stay of the lawsuit be lifted, and we have opposed that motion. On November 28, 2012, the PTO granted Shell’s request for an inter parties reexamination. On December 11, 2012, as part of that reexamination, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. The PTO has granted plaintiffs an extension of time to respond to February 11, 2013. Final rejection by the PTO or further amendment by the plaintiffs of all or part of the remaining patent claims as part of the reexamination could limit the claims the plaintiffs can assert against us or their remedies against us.

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

11. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas, ammonia and sulfur consumed in operations and changes in freight costs. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes.

As of November 30, 2012 and May 31, 2012, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	November 30, 2012	May 31, 2012
Foreign currency derivatives	Foreign currency	US Dollars	1,448.9	1,869.2
Natural gas derivatives	Commodity	MMbtu	23.2	24.3
Ocean freight contracts	Freight	Tonnes	1.8	2.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, and freight contracts. Unrealized gains and losses on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and losses on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gain or loss on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain (loss) line in the Condensed Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

		Three months ended		Six months ended
		November 30,		November 30,
Derivative Instrument	Location	2012	2011	2012	2011
Foreign currency derivatives	Cost of goods sold	$(10.4)	$(8.8)	$20.4	$(13.3)
Foreign currency derivatives	Foreign currency transaction gain (loss)	(8.8)	(7.6)	(1.6)	(12.4)
Commodity derivatives	Cost of goods sold	8.9	(5.8)	12.0	(10.8)
Freight derivatives	Cost of goods sold	(1.1)	(1.9)	(0.9)	(4.9)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	November 30, 2012	Location	November 30, 2012
Foreign currency derivatives	Other current assets	$17.8	Accrued liabilities	$(11.6)
Commodity derivatives	Other current assets	7.6	Accrued liabilities	(9.3)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(3.3)
Freight derivatives	Other current assets	1.3	Accrued liabilities	(1.5)

Total		$26.7		$(25.7)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2012	Location	May 31, 2012
Foreign currency derivatives	Other current assets	$23.8	Accrued liabilities	$(36.7)
Commodity derivatives	Other current assets	5.8	Accrued liabilities	(15.2)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(8.3)
Freight derivatives	Other current assets	1.1	Accrued liabilities	(0.5)

Total		$30.7		$(60.7)

For additional disclosures about fair value measurement of derivative instruments, see Note 12 to the Condensed Consolidated Financial Statements in this report.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of November 30, 2012, was $21.0 million. We have no cash collateral posted in association

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on November 30, 2012, we would be required to post $16.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities included in our Condensed Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair values.

	November 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$17.8	$3.6	$14.2	$—
Commodity derivatives	7.6	—	7.6	—
Freight derivatives	1.3	—	—	1.3

Total assets at fair value	$26.7	$3.6	$21.8	$1.3

Liabilities
Foreign currency derivatives	$11.6	$2.4	$9.2	$—
Commodity derivatives	12.6	0.3	12.3	—
Freight derivatives	1.5	—	—	1.5

Total liabilities at fair value	$25.7	$2.7	$21.5	$1.5

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not significantly change our valuation techniques from prior periods.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	November 30, 2012		May 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,420.7	$3,420.7	$3,811.0	$3,811.0
Receivables, net	797.5	797.5	751.6	751.6
Accounts payable trade	913.7	913.7	912.4	912.4
Short-term debt	21.2	21.2	42.5	42.5
Long-term debt, including current portion	1,011.3	1,136.8	1,010.5	1,116.9

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

13. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of November 30, 2012 and May 31, 2012, the net amount due from our non-consolidated companies totaled $146.7 million and $134.8 million, respectively.

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Transactions with non-consolidated companies included in net sales	$151.5	$379.2	$519.7	$752.3
Transactions with non-consolidated companies included in cost of goods sold	119.8	94.3	304.8	272.3

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended November 30, 2012
Net sales to external customers	$1,762.4	$773.9	$(0.1)	$2,536.2
Intersegment net sales	—	6.3	(6.3)	—

Net sales	1,762.4	780.2	(6.4)	2,536.2
Gross margin	317.5	355.4	3.0	675.9
Operating earnings	245.2	315.7	(1.3)	559.6
Capital expenditures	79.3	257.1	57.1	393.5
Depreciation, depletion and amortization expense	72.3	71.6	3.5	147.4

Three months ended November 30, 2011
Net sales to external customers	$2,178.8	$834.8	$0.9	$3,014.5
Intersegment net sales	—	3.8	(3.8)	—

Net sales	2,178.8	838.6	(2.9)	3,014.5
Gross margin	475.7	393.7	11.8	881.2
Operating earnings	431.6	357.8	7.6	797.0
Capital expenditures	81.8	295.7	9.6	387.1
Depreciation, depletion and amortization expense	64.1	53.5	2.6	120.2

Six months ended November 30, 2012
Net sales to external customers	$3,323.3	$1,715.5	$2.5	$5,041.3
Intersegment net sales	—	24.5	(24.5)	—

Net sales	3,323.3	1,740.0	(22.0)	5,041.3
Gross margin	605.1	814.7	3.4	1,423.2
Operating earnings	452.8	732.0	(15.0)	1,169.8
Capital expenditures	209.8	556.8	76.0	842.6
Depreciation, depletion and amortization expense	141.6	136.4	6.8	284.8

Six months ended November 30, 2011
Net sales to external customers	$4,398.7	$1,696.7	$2.4	$6,097.8
Intersegment net sales	—	14.8	(14.8)	—

Net sales	4,398.7	1,711.5	(12.4)	6,097.8
Gross margin	885.3	838.0	6.1	1,729.4
Operating earnings	764.8	759.8	2.0	1,526.6
Capital expenditures	179.4	574.4	24.7	778.5
Depreciation, depletion and amortization expense	128.7	106.7	5.1	240.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table shows the results of operations for the three and six months ended November 30, 2012 and 2011:

	Three months ended November 30,		2012-2011		Six months ended November 30,		2012-2011
(in millions, except per share data)	2012	2011	Change	Percent	2012	2011	Change	Percent
Net sales	$2,536.2	$3,014.5	$(478.3)	(16%)	$5,041.3	$6,097.8	$(1,056.5)	(17%)
Cost of goods sold	1,860.3	2,133.3	(273.0)	(13%)	3,618.1	4,368.4	(750.3)	(17%)

Gross margin	675.9	881.2	(205.3)	(23%)	1,423.2	1,729.4	(306.2)	(18%)
Gross margin percentage	27%	29%			28.2%	28.4%
Selling, general and administrative expenses	102.8	100.6	2.2	2%	214.5	201.7	12.8	6%
Other operating expense (income)	13.5	(16.4)	29.9	(182%)	38.9	1.1	37.8	NM

Operating earnings	559.6	797.0	(237.4)	(30%)	1,169.8	1,526.6	(356.8)	(23%)
Interest income, net	4.4	4.1	0.3	7%	10.3	9.2	1.1	12%
Foreign currency transaction (loss) gain	(17.0)	55.1	(72.1)	(131%)	(45.3)	49.4	(94.7)	(192%)
Other income (expense)	0.5	(0.8)	1.3	163%	(0.5)	(0.1)	(0.4)	NM

Earnings from consolidated companies before income taxes	547.5	855.4	(307.9)	(36%)	1,134.3	1,585.1	(450.8)	(28%)
(Benefit from) provision for income taxes	(78.1)	230.7	(308.8)	(134%)	85.2	435.8	(350.6)	(80%)

Earnings from consolidated companies	625.6	624.7	0.9	0%	1,049.1	1,149.3	(100.2)	(9%)
Equity in net earnings of nonconsolidated companies	4.7	0.9	3.8	NM	11.9	2.7	9.2	NM

Net earnings including noncontrolling interests	630.3	625.6	4.7	1%	1,061.0	1,152.0	(91.0)	(8%)
Less: Net earnings attributable to noncontrolling interests	1.5	2.0	(0.5)	(25%)	2.8	2.4	0.4	17%

Net earnings attributable to Mosaic	$628.8	$623.6	$5.2	1%	$1,058.2	$1,149.6	$(91.4)	(8%)

Diluted net earnings per share attributable to Mosaic	$1.47	$1.40	$0.07	5%	$2.48	$2.58	$(0.10)	(4%)
Diluted weighted average number of shares outstanding	427.0	444.7			426.8	446.3

Overview of Consolidated Results for the three months ended November 30, 2012 and 2011

Net sales decreased 16% to $2.5 billion in the quarter ended November 30, 2012, compared to the prior year period. Net earnings attributable to Mosaic for the three months ended November 30, 2012 were $628.8 million, or $1.47 per diluted share, compared to $623.6 million, or $1.40 per diluted share, for the same period a year ago. Included in fiscal 2013 net earnings is a discrete income tax benefit of approximately $180 million, or $0.42 per diluted share, related to the resolution of certain tax matters and overall lower effective tax rate. Other significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating earnings in the second quarter of fiscal 2013 were impacted primarily by lower phosphate selling prices and phosphate sales volumes compared to the same period in the prior year. Phosphate selling prices have been increasing in the latter part of fiscal 2012 into fiscal 2013, after the market recalibration that occurred in the third quarter of fiscal 2012; however phosphate fertilizer prices remain below levels of last year’s second quarter prior to the market recalibration. The decline in phosphate sales volumes from the same period in the prior year was due to lower export sales, primarily to India. We believe the prolonged negotiations in signing significant potash supply contracts with customers in India and China, with the latter resolved in January 2013, resulted in the softening of international crop nutrient demand during the quarter, leading other international distributors to delay purchases to avoid price risk. International distributors’ cautious sentiment with respect to potash spilled over to phosphates as buyers are delaying purchases in spite of low reported North American phosphate producer inventories. Lower phosphates and potash export volumes were partially offset by higher domestic volumes resulting from a strong fall application season in North America.

Other Highlights

During the three months ended November 30, 2012:

•	We maintained a strong financial position with cash and cash equivalents of $3.4 billion as of November 30, 2012.

•	We recorded a foreign currency transaction loss of $17.0 million for the three months ended November 30, 2012 compared with a gain of $55.1 million for the same period a year ago.

•

We continued the expansion of capacity in our Potash segment. In the second quarter of fiscal 2013, we had capital expenditures of approximately $145 million related to these projects. At our Esterhazy mine K2 shaft and mill, we have completed our expansion and the capacity of an incremental 0.7 million tonnes annually is available in the current fiscal year.

After the end of the quarter ended November 30, 2012, on December 13, 2012, the Mosaic Board of Directors approved a change in our fiscal year-end from May 31 to December 31. The current fiscal year will conclude on May 31, 2013 before entering a transition period from June 1 to December 31, 2013. We will be fully transitioned to the new fiscal year effective January 1, 2014.

During the three months ended November 30, 2011:

•

In the second quarter of fiscal 2012, we reached a settlement that will end our obligation to supply potash from our Esterhazy mine under a tolling agreement at the end of calendar 2012. Under the Tolling Agreement, we have been delivering up to approximately 1.1 million tonnes of potash per year. In addition, effective December 31, 2012, we will receive credit for 1.3 million tonnes of potash capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited.

•

On October 24, 2011, we completed a $750 million public offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041.

•

On November 17, 2011, we purchased an aggregate of 21.3 million shares of our Class A Common Stock, Series A-4 from the Margaret A. Cargill Foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended (collectively, the “MAC Trusts”). The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a total purchase price of $1.2 billion.

Overview of Consolidated Results for the six months ended November 30, 2012 and 2011

Net earnings attributable to Mosaic for the six months ended November 30, 2012 were $1.1 billion, or $2.48 per diluted share, compared to $1.1 billion, or $2.58 per diluted share, for the same period a year ago. Included in net earnings is a discrete income tax benefit of approximately $180 million or $0.42 per diluted share, related to the resolution of certain tax matters. Results for the six months ended November 30, 2012 and 2011 primarily reflected the factors discussed above for the three months ended November 30, 2012 and 2011. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other noteworthy matters during the six months ended November 30, 2012 and 2011 included:

•

We generated $661.7 million and $1.1 billion in cash flows from operations for the six months ended November 30, 2012 and 2011, respectively. The positive cash flows were primarily driven by net earnings.

•

Beginning with the quarterly dividend paid in August 2012, we increased the dividend under our annual dividend program to $1.00 per share, an increase of 100% from the level of $0.50 per share announced in February 2012 and 400% from the year-ago level of $0.20 per share.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended November 30,			2012-2011		Six months ended November 30,		2012-2011
(in millions, except price per tonne or unit)	2012		2011	Change	Percent	2012	2011	Change	Percent
Net sales:
North America	$648.1		$648.1	$—	0%	$1,204.5	$1,277.7	$(73.2)	(6%)
International		1,114.3	1,530.7	(416.4)	(27%)	2,118.8	3,121.0	(1,002.2)	(32%)

Total		1,762.4	2,178.8	(416.4)	(19%)	3,323.3	4,398.7	(1,075.4)	(24%)
Cost of goods sold		1,444.9	1,703.1	(258.2)	(15%)	2,718.2	3,513.4	(795.2)	(23%)

Gross margin	$317.5		$475.7	$(158.2)	(33%)	$605.1	$885.3	$(280.2)	(32%)

Gross margin as a percent of net sales		18%	22%			18%	20%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America		983	893	90	10%	1,838	1,756	82	5%
International		721	994	(273)	(27%)	1,324	1,994	(670)	(34%)
Crop Nutrient Blends		809	820	(11)	(1%)	1,560	1,615	(55)	(3%)
Feed Phosphates		131	147	(16)	(11%)	263	299	(36)	(12%)
Other(b)		319	342	(23)	(7%)	640	691	(51)	(7%)

Total Phosphates Segment Tonnes(a)		2,963	3,196	(233)	(7%)	5,625	6,355	(730)	(11%)

Average selling price per tonne:
DAP (FOB plant)	$544		$611	$(67)	(11%)	$537	$594	$(57)	(10%)
Crop Nutrient Blends (FOB destination)		559	581	(22)	(4%)	546	585	(39)	(7%)
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$561		$579	$(18)	(3%)	$507	$566	$(59)	(10%)
Sulfur (long ton)		190	237	(47)	(20%)	193	234	(41)	(18%)

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended November 30, 2012 and 2011

The Phosphates segment’s net sales decreased to $1.8 billion for the three months ended November 30, 2012, compared to $2.2 billion for the three months ended November 30, 2011. Lower sales volumes internationally and lower sales prices resulted in decreased net sales of approximately $160 million and $130 million, respectively due to the factors discussed in the Overview.

Our average DAP selling price was $544 per tonne for the three months ended November 30, 2012, a decrease of 11% from the second quarter of the prior year due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended November 30, 2012 decreased 4% compared to the same period in the prior year, reflecting a decrease in the prices of materials used to produce Blends, primarily phosphates.

The Phosphates segment’s sales volumes were lower, with 3.0 million tonnes for the three months ended November 30, 2012 compared to 3.2 million tonnes for the same period in the prior year. The decrease was in international sales volumes due to the factors discussed in the Overview.

We consolidate the financial results of PhosChem. Included in our results for the three months ended November 30, 2012 is PhosChem net sales and cost of goods sold for its other member of $9 million, compared with $130 million for the second quarter in fiscal 2012.

Gross margin for the Phosphates segment decreased to $317.5 million from $475.7 million in the second quarter of fiscal 2012, primarily due to lower sales prices and sales volume. These factors had an unfavorable impact on gross margin of approximately $200 million, partially offset by lower product costs of approximately $60 million. The decrease in costs was due primarily to lower raw material costs, primarily sulfur and ammonia, in our North America operations of approximately $25 million and lower raw material costs of approximately $40 million used in the production of our international products, including Blends. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 18% for the three months ended November 30, 2012 from 22% for the three months ended November 30, 2011.

The average consumed price for ammonia for our North American operations decreased to $561 per tonne in the second quarter of fiscal 2013 from $579 in the same period a year ago. The decrease in ammonia costs was primarily driven by the benefit of lower cost ammonia from production at our Faustina ammonia plant, which was operating at near full capacity in the current fiscal quarter, but was temporarily shut down in the second quarter of the prior year. The average consumed price for sulfur for our North American operations decreased to $190 per long ton for the three months ended November 30, 2012, from $237 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock decreased to $67 per tonne in the second quarter of fiscal 2013, compared to $73 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 8% for the three months ended November 30, 2012 from 7% in the same period a year ago. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations decreased to 6% in the second quarter of fiscal 2013 from 7% in the same period a year ago.

Our North American phosphate rock production was 3.9 million tonnes for the second quarter of fiscal 2013 compared with 2.7 million tonnes during the same quarter of fiscal 2012. The increased phosphate rock production in fiscal 2013 was primarily due to the settlement of the lawsuit challenging the federal wetlands permit for extension of our South Fort Meade mine into Hardee County, Florida in the fourth quarter of fiscal 2012 that allowed us to resume full mining operations at South Fort Meade. As a result, we have begun to rebuild inventory levels of phosphate rock in the current fiscal quarter compared to the same quarter of the prior year and in November of 2012 resumed shipping Florida rock for use in our facilities in Louisiana, replacing some of the need to purchase third party rock for these facilities.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.1 million tonnes for the second quarter of fiscal 2013 and 2012.

Costs were also impacted by net unrealized mark-to-market derivative losses of $0.4 million in the second quarter of fiscal 2013, primarily on freight and foreign exchange derivatives, compared to losses of $0.5 million for the same period a year ago, primarily on freight derivatives.

Six months ended November 30, 2012 and 2011

The Phosphates segment’s net sales decreased to $3.3 billion for the six months ended November 30, 2012 compared to $4.4 billion in the same period a year ago. The decrease was primarily due to a decrease in sales volumes that resulted in a decrease in net sales of approximately $480 million combined with a decrease in sales prices that resulted in lower net sales of approximately $280 million.

Our average DAP selling price was $537 per tonne for the six months ended November 30, 2012, a decrease of 10% compared with the same period a year ago due to the factors discussed in the Overview. The decrease in the selling price of Blends was 7% compared to the same period a year ago due a decrease in the price of materials used to produce Blends, primarily phosphates.

The Phosphates segment’s sales volumes decreased to 5.6 million tonnes for the six months ended November 30, 2012 compared to 6.4 million tonnes in the same period a year ago due to the factors discussed in the Overview.

PhosChem net sales and cost of goods sold from sales for its other member were $56 million for the six months ended November 30, 2012 compared with $364 million for the same period a year ago.

Gross margin for the Phosphates segment decreased to $605.1 million for the six months ended November 30, 2012 from $885.3 million in the same period a year ago, primarily due to lower sales prices and sales volume. These factors had an unfavorable impact on gross margin of approximately $460 million, partially offset by lower product costs of approximately $180 million. The lower costs were primarily due to lower raw material costs in our North American operations, primarily sulfur and ammonia, of approximately $105 million and lower raw materials costs of approximately $115 million used in the production of our international products, including Blends. Lower raw material costs were partially offset by higher finished goods production costs of approximately $40 million. Factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 18% for the six months ended November 30, 2012 compared to 20% in the same period a year ago.

The average consumed price for ammonia for our North American operations decreased to $507 per metric tonne for the six months ended November 30, 2012 from $566 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $193 per long ton for the six months ended November 30, 2012, from $234 in the same period a year ago. The price of these raw materials is driven by factors discussed in the three month discussion above. The average consumed cost of purchased and produced rock decreased to $66 per tonne for the six months ended November 30, 2012, compared to $73 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations decreased to 6% for the six months ended November 30, 2012 from 7% in the same period a year ago. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations remained unchanged at 7% for the six months ended November 30, 2012 and November 30, 2011, respectively.

Our North American phosphate rock production was 7.7 million tonnes for the six months ended November 30, 2012 compared with 5.5 million tonnes in the same period a year ago. Phosphate rock production increased due to production from our South Fort Meade mine as described in the three month discussion above.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.0 million tonnes for the six months ended November 30, 2012, compared to 4.3 million tonnes for the same period of the prior year. Our production was impacted by longer planned annual maintenance shut-downs in the first half of fiscal 2013 as well as challenges posed by unusual weather conditions in the first quarter of fiscal 2013 compared to the same period a year ago.

Costs were impacted by net unrealized mark-to-market derivative gains of $0.1 million for the six months ended November 30, 2012 primarily on natural gas derivatives, compared with losses of $4.5 million for the same period a year ago.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended November 30,		2012-2011		Six months ended November 30,		2012-2011
(in millions, except price per tonne or unit)	2012	2011	Change	Percent	2012	2011	Change	Percent
Net sales:
North America	$603.0	$426.9	$176.1	41%	$1,146.2	$890.7	$255.5	29%
International	177.2	411.7	(234.5)	(57%)	593.8	820.8	(227.0)	(28%)

Total	780.2	838.6	(58.4)	(7%)	1,740.0	1,711.5	28.5	2%
Cost of goods sold	424.8	444.9	(20.1)	(5%)	925.3	873.5	51.8	6%

Gross margin	$355.4	$393.7	$(38.3)	(10%)	$814.7	$838.0	$(23.3)	(3%)

Gross margin as a percent of net sales	46%	47%			47%	49%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a)
North America	839	525	314	60%	1,590	1,138	452	40%
International	487	1,055	(568)	(54%)	1,507	2,098	(591)	(28%)

Total	1,326	1,580	(254)	(16%)	3,097	3,236	(139)	(4%)
Non-agricultural	168	180	(12)	(7%)	329	345	(16)	(5%)

Total	1,494	1,760	(266)	(15%)	3,426	3,581	(155)	(4%)

Average selling price per tonne (FOB plant):
MOP—North America(b)	$472	$533	$(61)	(11%)	$475	$526	$(51)	(10%)
MOP—International	352	393	(41)	(10%)	388	397	(9)	(2%)
MOP Average	443	440	3	1%	443	443	—	0%

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	This price excludes industrial and feed sales.

Three months ended November 30, 2012 and 2011

The Potash segment’s net sales decreased to $780.2 million for the three months ended November 30, 2012, compared to $838.6 million in the same period a year ago. The decrease was primarily due to lower North American and international selling prices that resulted in a decrease in net sales of approximately $35 million combined with lower sales volumes that resulted in a decrease in net sales of approximately $25 million.

International and North American average muriate of potash (“MOP”) selling prices decreased from the same period in the prior year due to a delay in signing significant supply contracts as discussed in the Overview. However, our average selling price of MOP increased by $3 per tonne in the second quarter of fiscal 2013 compared to the same period a year ago. The increase in the average selling price was driven by our domestic and international sales volume mix. In the current fiscal quarter domestic sales volumes, which had a higher sales price per tonne than our international sales price per tonne, were higher as a percent of total sales volumes than in the year ago period.

The Potash segment’s sales volumes decreased to 1.5 million tonnes for the three months ended November 30, 2012, compared to 1.8 million tonnes in the same period a year ago. The lower international volumes were due to the prolonged negotiations in signing significant supply contracts as described in the Overview. Lower international volumes were partially offset by higher domestic volumes as discussed in the Overview.

Gross margin for the Potash segment decreased to $355.4 million for the three months ended November 30, 2012 from $393.7 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $15 million related to net sales factors discussed above. In addition, approximately $50 million in increased costs, primarily related to brine inflow management, depreciation and Canadian resource taxes further negatively impacted the gross margin. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 46% for the three months ended November 30, 2012, compared to 47% for the same period a year ago.

We incurred $60.2 million in expenses and $54.5 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the second quarter of fiscal 2013, compared to $44.5 million and $4.3 million, respectively, in the second quarter of fiscal 2012. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. During the current quarter, inflows continue to be higher than average but are still estimated to be within the range of our historical experience. A portion of the inflow is due to changing inflow patterns, including from below our mine workings, which can be more complex and costly to manage. Our pumping of brine from the mine has been constrained, beginning in the latter half of fiscal 2012, because of less available storage capacity than normal in surface ponds, primarily due to abnormal rainfall in Saskatchewan and the downtime of certain brine injection wells. The results for the current year quarter include the higher costs of addressing these issues, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. The current amount of brine stored in the mined out areas at Esterhazy remains well below the level which would impede mining, although it is slightly higher than past experience as a result of the factors described above. We have experience in reducing the amount of brine stored in the mine, primarily as a result of the increased pumping capacity that has been added in the last several years. We are also currently enhancing our flexibility for disposing of brine that has been pumped out of the mine at a brine injection site that is remote from our current mine workings. We have started pumping brine to this remote site and expect this pumping to be fully operational in the third quarter of fiscal 2013. We are reimbursed a pro-rata share of operating and capital costs of our Esterhazy mine under a tolling agreement, including a portion of our costs for managing the brine inflows, which reimbursement will expire during fiscal 2013.

We incurred $71.6 million in depreciation expense during the second quarter of fiscal 2013 compared to $53.5 million in the same quarter of the prior year. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service primarily for our expansion projects.

We incurred $67.0 million in Canadian resource taxes for the three months ended November 30, 2012, compared with $50.3 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures related to our expansion projects in the current quarter. We incurred $14.5 million in royalties in the second quarter of fiscal 2013, compared to $17.0 million in the second quarter of fiscal 2012.

Costs were impacted by net unrealized mark-to-market derivative losses of $2.1 million for the three months ended November 30, 2012, primarily on foreign currency derivatives, compared with losses of $15.1 million for the same period a year ago, primarily on natural gas derivatives and foreign currency derivatives.

For the three months ended November 30, 2012 and 2011, potash production remained consistent at 1.8 million tonnes.

Six months ended November 30, 2012 and 2011

The Potash segment’s net sales for the six months ended November 30, 2012 and 2011 were $1.7 billion.

The Potash segment’s sales volumes decreased to 3.4 million tonnes for the six months ended November 30, 2012 compared to 3.6 million tonnes in the same period a year ago, primarily due to strong demand in the first quarter of fiscal 2012.

Our average MOP selling price was $443 per tonne for the six months ended November 30, 2012, and 2011.

Gross margin for the Potash segment decreased to $814.7 million for the six months ended November 30, 2012 from $838.0 million for the same period last year. The gross margin was favorably impacted by approximately $30 million related to higher net sales. This was offset by approximately $80 million of higher costs. These and other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 47% for six months ended November 30, 2012 compared to 49% for the same period a year ago.

We incurred $126.9 million in expenses and $95.2 million in capital expenditures related to managing the brine inflows at our Esterhazy mine through the second quarter of fiscal 2013, compared to $83.4 million and $14.9 million, respectively, through the second quarter of fiscal 2012. The increase was due to the factors discussed in the three month discussion.

We incurred $136.4 million in depreciation expense through the second quarter of fiscal 2013 compared to $106.7 million in the same period of the prior year. The higher depreciation relates to more fixed assets being depreciated as our expansion projects have been brought into service.

We incurred $136.6 million in Canadian resource taxes for the six months ended November 30, 2012 compared with $129.7 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures related to our expansion projects in the current year. We incurred $26.9 million in royalties in the second quarter of fiscal 2013, compared to $33.1 million in the second quarter of fiscal 2012, reflecting lower sales volumes.

Costs were favorably impacted by net unrealized mark-to-market derivative gains, primarily on natural gas and foreign currency derivatives, of $31.5 million for the six months ended November 30, 2012, compared with losses, primarily on natural gas and foreign currency derivatives, of $24.5 million for the same period a year ago.

For the six months ended November 30, 2012, potash production decreased to 3.3 million tonnes compared to 3.7 million tonnes for the same period in the prior year.

Other Income Statement Items

	Three months ended November 30,		2012-2011
(in millions)	2012	2011	Change	Percent
Selling, general and administrative expenses	$102.8	$100.6	$2.2	2%
Other operating expense (income)	13.5	(16.4)	29.9	(182%)
Interest (expense)	—	—	—	—
Interest income	4.4	4.1	0.3	7%

Interest income, net	4.4	4.1	0.3	7%
Foreign currency transaction gain (loss)	(17.0)	55.1	(72.1)	131%
Other income (expense)	0.5	(0.8)	1.3	(163%)
(Benefit from) provision for income taxes	(78.1)	230.7	(308.8)	(134%)

	Six months ended November 30,		2012-2011
(in millions)	2012	2011	Change	Percent
Selling, general and administrative expenses	$214.5	$201.7	$12.8	6%
Other operating expense	38.9	1.1	37.8	NM
Interest (expense)	—	—	—	—
Interest income	10.3	9.2	1.1	12%

Interest income, net	10.3	9.2	1.1	12%
Foreign currency transaction gain (loss)	(45.3)	49.4	(94.7)	(192%)
Other (expense)	(0.5)	(0.1)	(0.4)	NM
Provision for income taxes	85.2	435.8	(350.6)	(80%)

Selling, General and Administrative Expenses

For the three and six months ended November 30, 2012, selling general and administrative expenses were $102.8 million and $214.5 million, respectively, compared to $100.6 million and $201.7 million, for the three and six months ended November 30, 2011, respectively. The increase in the current fiscal year expense is primarily related to an increase in stock compensation of approximately $7 million and an increase in salaries and benefits of approximately $6 million for the six months ended November 30, 2012.

Other Operating Expense (Income)

For the three and six months ended November 30, 2012, we had other operating expense of $13.5 million and $38.9 million, respectively, compared with income of $16.4 million and expense of $1.1 million, respectively, for the same periods in the prior year. The increase in year-to-date other operating expense is due to an increase of approximately $19 million related to accruals for legal and environmental matters and approximately $7 million related to asset write-offs in our Phosphates business.

The income in the second quarter of the prior fiscal year was primarily due to insurance proceeds of approximately $25 million of which approximately $20 million related to an incident at our Faustina ammonia plant.

Foreign Currency Transaction Gain (Loss)

For the three and six months ended November 30, 2012, we recorded a foreign currency transaction losses of $17.0 million and $45.3 million, respectively, compared with gains of $55.1 million and $49.4 million, respectively, for the same periods in the prior year. For the three and six months ended November 30, 2012, the losses were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

For the three and six months ended November 30, 2011, the gains were mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

(Benefit from) Provision for Income Taxes

Three months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2012	(14.3%)	$(78.1)
2011	27.0%	230.7

Six months ended November 30,	Effective Tax Rate	Provision for Income Taxes
2012	7.5%	$85.2
2011	27.5%	435.8

Income tax (benefit) expense was ($78.1) million and $85.2 million and effective tax rates were (14.3%) and 7.5% for the three and six months ended November 30, 2012, respectively. For the three and six months ended November 30, 2011, we had income tax expense of $230.7 million and $435.8 million and effective tax rates of 27.0% and 27.5%, respectively. Our income tax rate in fiscal 2013 is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

For the three and six months ended November 30, 2012, tax expense specific to the periods included a benefit of $179.3 million related to the resolution of certain tax matters. Additionally, the income tax rate for the three and six months ended November 30, 2012, excluding the items specific to the period, is lower than the income tax rate for the three and six months ended November 30, 2011 due to a more favorable mix of earnings.

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

Our significant accounting policies, including our significant accounting estimates, are summarized in Note 2 to the Condensed Consolidated Financial Statements in this report. A more detailed description of our significant accounting policies is included in Note 3 to the Consolidated Financial Statements in our 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

Liquidity and Capital Resources

As of November 30, 2012, we had $3.4 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance expansion plans and existing strategic initiatives for the remainder of fiscal 2013. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750 million credit facility of which $730 million was available for working capital needs and investment opportunities as of November 30, 2012.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended November 30, 2012 and November 30, 2011:

	Six months ended November 30,		2012 - 2011
(in millions)	2012	2011	$ Change	% Change
Cash Flow
Net cash provided by operating activities	$661.7	$1,072.0	$(410.3)	(38%)
Net cash used in investing activities	(839.9)	(777.1)	(62.8)	(8%)
Net cash used in financing activities	(235.4)	(489.2)	253.8	52%

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.6 billion of cash and cash equivalents are held by non-U.S. subsidiaries, the majority of which is held in U.S. accounts, as of November 30, 2012. The majority of our funds are not subject to significant foreign currency exposures as the bulk of these funds are held in U.S. denominated investments. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on remitting approximately $0.4 billion of cash associated with certain undistributed earnings, that are part of the permanently reinvested earnings discussed in Note 14 to our Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the six months ended November 30, 2012 and 2011, net cash provided by operating activities was $661.7 million and $1.1 billion, respectively. During the six months ended November 30, 2012, operating cash flows were primarily generated from net earnings, partially offset by the effect of an increase in inventories as we rebuild North American Phosphates inventories in anticipation of a strong spring application season from low levels at the beginning of the fiscal year and lower customer prepayments.

Investing Activities

Net cash used in investing activities was $839.9 million for the six months ended November 30, 2012, compared to $777.1 million in the same period in fiscal 2012. The increase in cash used in investing activities is primarily due to an increase in capital expenditures related to sustaining capital and brine inflow management. Capital expenditures were $842.6 million in the six months ended November 30, 2012, of which $302.0 million related to our Potash expansion projects.

Financing Activities

Net cash used in financing activities for the six months ended November 30, 2012, was $235.4 million, compared to $489.2 million for the same period in fiscal 2012. In the prior year approximately $1.2 billion of cash was used to repurchase Mosaic shares from the MAC Trusts which was partially offset by net proceeds of $736 million received from the public offering of New Senior Notes in the second quarter of fiscal 2012. In the current year, cash used in financing activities is primarily due to an increase in our quarterly dividend amount from $0.05 per share in the first quarter of fiscal 2012 to $0.25 per share in the first quarter of the current fiscal year. This resulted in an increase in the dividend payments to $213.3 million for the six months ended November 30, 2012 from $44.7 million for the same period a year ago.

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges or ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes, excess rainfall or drought;

•	further developments in judicial or administrative proceedings, or resolution of global tax audit activity;

•

difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of, required governmental and regulatory approvals including permitting activities;

•

changes in the environmental and other governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of excess nutrients into the Mississippi River Basin or the Gulf of Mexico;

•	the potential costs and effects of implementing federal or state water quality standards for the discharge of nitrogen and/or phosphorus into Florida waterways;

•	the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	any significant reduction in customers’ liquidity or access to credit that they need to purchase our products;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•	the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business;

•

actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, or Canadian resource taxes and royalties;

•

the costs and effects of legal proceedings and regulatory matters affecting us including environmental or administrative proceedings or complaints that our operations are adversely impacting nearby property uses;

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

Foreign Currency Exchange Contracts

As of November 30, 2012 and May 31, 2012, the fair value of our major foreign currency exchange contracts were $6.2 million and ($13.5) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of November 30, 2012				As of May 31, 2012
	Expected Maturity Date				Expected Maturity Date
	Years ending May 31,				Year ending May 31,
(in millions US$)	2013	2014		Fair Value	2013	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—long	$10.0	$		$10.1	$1,157.9	$(28.2)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0007				0.9896
Notional (million US$)—short	$722.0		$261.2
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0111		0.9955
Foreign Currency Exchange Collars
Indian Rupee
Notional (million US$)	$3.0			$—
Weighted Average Participation Rate—Indian rupee to U.S. dollar	53.8700
Weighted Average Protection Rate—Indian rupee to U.S. dollar	55.3000
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$101.9		$1.6	$(3.0)	$394.6	$4.6
Weighted Average Rate—Brazilian real to U.S. dollar	2.0654		2.1890		1.9634
Notional (million US$)—short	$105.1		$30.0		$110.3
Weighted Average Rate—Brazilian real to U.S. dollar	2.0275		2.1302		1.9179
Indian Rupee
Notional (million US$)—long	$98.4		$64.6	$(1.2)	$141.7	$10.1
Weighted Average Rate—Indian rupee to U.S. dollar	55.0874		58.7492		52.6348
Foreign Currency Exchange Futures
Brazilian Real
Notional (million US$)—long	$10.0			$—	$31.5	$—
Weighted Average Rate—Brazilian real to U.S. dollar	2.0416				1.9537
Notional (million US$)—short	$7.0				$15.8
Weighted Average Rate—Brazilian real to U.S. dollar	2.0415				1.9984
Indian Rupee
Notional (million US$)—long	$12.0			$0.3
Weighted Average Rate—Brazilian real to U.S. dollar	56.3027

Total Fair Value				$6.2		$(13.5)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of November 30, 2012 and May 31, 2012, the fair value of our natural gas commodities contracts were ($8.6) million and ($21.4) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of November 30, 2012				As of May 31, 2012
	Expected Maturity Date				Expected Maturity Date
	Years ending May 31,				Years ending May 31,
(in millions)	2013	2014	2015	Fair Value	2013	2014	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	10.1	11.4	1.7	$(8.6)	17.7	6.6	$(21.4)
Weighted Average Rate (US$/MMBtu)	$3.39	$4.10	$3.77		$3.26	$4.37

Total Fair Value				$(8.6)			$(21.4)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended November 30, 2012.

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

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that set numeric water quality standards (the “NNC Rule”) for nitrogen and/or phosphorus in Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division (the “Tallahassee District Court”), for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The NNC Rule set criteria that would require drastic reductions in the levels of nutrients discharged into Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012. Our lawsuit asserted, among other matters, that the criteria set by EPA did not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and sought a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

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

The NNC Rule includes an option to seek approval for alternative water quality criteria for specific waters or stream segments, where the science or water quality data demonstrated that the alternative criteria would be adequately protective. We are exploring the use of alternative criteria, where appropriate; however, we cannot presently predict whether we will be able to obtain approval of site-specific alternative criteria or the extent to which such approved criteria would moderate the impacts of the NNC Rule on us.

The Florida Department of Environmental Protection (the “FDEP”) has adopted state rules that could supplant many, or potentially all, of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. In June 2012, the FDEP rule was upheld by a state administrative law judge in an administrative proceeding challenging the rule brought by certain nongovernmental organizations and the FDEP rule was submitted to the EPA for approval. In July 2012, the nongovernmental organizations appealed the state administrative law judge’s decision upholding the FDEP rule to the Florida First District Court of Appeal. We cannot predict how the Florida First District Court of Appeal will rule on the nongovernmental organizations’ challenge to the FDEP rule.

In November 2012, the EPA approved the FDEP rule. The EPA also proposed two rules that would establish new federal nutrient criteria for (i) streams and unimpaired lakes, and (ii) coastal waters, certain estuaries not covered in the FDEP rule and flowing waters in South Florida. Pursuant to an order of the Tallahassee District Court, the EPA must adopt final versions of these rules by August 31, 2013 and September 30, 2013, respectively.

The EPA has stated that the criteria in the two new proposed rules either would supplement the scope of the FDEP rule, or would apply to all waters in Florida in the event that the FDEP rule does not go into effect. By its terms, the FDEP rule will not take effect until EPA withdraws the criteria upheld by the Tallahassee District Court in February 2012. The EPA also suggested that if FDEP takes further action or provides clarifications to the existing FDEP rule that would address nutrient discharges to waters not covered by the FDEP rule, the EPA would take other action, including not finalizing its proposed rules and withdrawing its current nutrient rules. In connection with that process, the EPA has proposed to extend the effective date of all of its final NNC Rules from January 6, 2013 until November 15, 2013.

Separately, in November 2012, the EPA proposed total maximum daily load standards, including standards for total nitrogen and total phosphorus, for a number of waterways flowing into Tampa Bay in Florida. The waterways include sections of the Alafia River, which is a receiving water for permitted discharges from several of our operations.

Subject to further litigation or rulemaking developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

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

January 4, 2013

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