Form 10-Q
period 2013-02-28
MOSAIC CO
filed 2013-03-28
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 296,994,693 shares of Common Stock and 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock as of March 23, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net sales	$2,240.6	$2,189.5	$7,281.9	$8,287.3
Cost of goods sold	1,672.2	1,667.7	5,290.3	6,036.1

Gross margin	568.4	521.8	1,991.6	2,251.2
Selling, general and administrative expenses	90.4	91.3	304.9	293.0
Other operating expense	58.9	16.8	97.8	17.9

Operating earnings	419.1	413.7	1,588.9	1,940.3
Interest income, net	3.6	4.1	13.9	13.3
Foreign currency transaction gain (loss)	32.3	(44.0)	(13.0)	5.4
Other expense	(0.4)	(19.1)	(0.9)	(19.2)

Earnings from consolidated companies before income taxes	454.6	354.7	1,588.9	1,939.8
Provision for income taxes	108.9	87.0	194.1	522.8

Earnings from consolidated companies	345.7	267.7	1,394.8	1,417.0
Equity in net earnings (loss) of nonconsolidated companies	(0.3)	4.2	11.6	6.9

Net earnings including noncontrolling interests	345.4	271.9	1,406.4	1,423.9
Less: Net earnings (loss) attributable to noncontrolling interests	0.8	(1.4)	3.6	1.0

Net earnings attributable to Mosaic	$344.6	$273.3	$1,402.8	$1,422.9

Basic net earnings per share attributable to Mosaic	$0.81	$0.64	$3.30	$3.24

Diluted net earnings per share attributable to Mosaic	$0.81	$0.64	$3.29	$3.24

Basic weighted average number of shares outstanding	425.7	425.4	425.6	438.5
Diluted weighted average number of shares outstanding	427.1	426.7	426.8	439.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings including noncontrolling interest	$345.4	$271.9	$1,406.4	$1,423.9

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	(205.2)	254.5	20.6	(58.2)
Net actuarial gain and prior service cost, net of tax	3.9	2.8	10.6	8.2

Other comprehensive income (loss)	(201.3)	257.3	31.2	(50.0)

Comprehensive income	144.1	529.2	1,437.6	1,373.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest	0.2	(0.3)	2.4	(0.3)

Comprehensive income attributable to Mosaic	$143.9	$529.5	$1,435.2	$1,374.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	February 28, 2013	May 31, 2012
Assets
Current assets:
Cash and cash equivalents	$3,322.7	$3,811.0
Receivables, net	873.6	751.6
Inventories	1,569.4	1,237.6
Deferred income taxes	138.4	237.8
Other current assets	437.9	543.1

Total current assets	6,342.0	6,581.1
Property, plant and equipment, net of accumulated depreciation of $3,673.1 million and $3,284.2 million, respectively	8,272.0	7,545.9
Investments in nonconsolidated companies	452.3	454.2
Goodwill	1,852.6	1,844.4
Deferred income taxes	180.7	50.6
Other assets	222.5	214.2

Total assets	$17,322.1	$16,690.4

Liabilities and Equity
Current liabilities:
Short-term debt	$61.2	$42.5
Current maturities of long-term debt	1.0	0.5
Accounts payable	740.9	912.4
Accrued liabilities	670.4	899.9
Deferred income taxes	63.1	62.4

Total current liabilities	1,536.6	1,917.7
Long-term debt, less current maturities	1,010.4	1,010.0
Deferred income taxes	803.0	787.9
Other noncurrent liabilities	828.5	975.4
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of February 28, 2013 and May 31, 2012	—	—
Class A common stock, $0.01 par value, 254,300,000 shares authorized, 150,059,772 shares issued and 128,759,772 shares outstanding as of February 28, 2013 and May 31, 2012	1.3	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of February 28, 2013 and May 31, 2012	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 309,025,813 shares issued and 296,987,351 shares outstanding as of February 28, 2013, 308,749,067 shares issued and 296,710,605 shares outstanding as of May 31, 2012	3.0	3.0
Capital in excess of par value	1,485.8	1,459.5
Retained earnings	11,224.1	10,141.3
Accumulated other comprehensive income	410.4	378.0

Total Mosaic stockholders’ equity	13,124.6	11,983.1
Noncontrolling interests	19.0	16.3

Total equity	13,143.6	11,999.4

Total liabilities and equity	$17,322.1	$16,690.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	February 28, 2013	February 29, 2012
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$1,406.4	$1,423.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	437.0	368.4
Deferred income taxes	(24.1)	81.8
Equity in net earnings of nonconsolidated companies, net of dividends	5.2	2.7
Accretion expense for asset retirement obligations	26.0	21.2
Share-based compensation expense	25.5	20.1
Unrealized loss on derivatives	16.3	32.7
Other	20.5	7.8
Changes in assets and liabilities:
Receivables, net	(141.5)	239.4
Inventories	(334.7)	(66.2)
Other current and noncurrent assets	93.5	(290.9)
Accounts payable	(97.3)	(152.1)
Accrued liabilities and income taxes	(241.1)	(215.2)
Other noncurrent liabilities	(158.9)	2.9

Net cash provided by operating activities	1,032.8	1,476.5
Cash Flows from Investing Activities:
Capital expenditures	(1,240.4)	(1,190.3)
Restricted cash	5.1	2.3
Other	5.3	6.2

Net cash used in investing activities	(1,230.0)	(1,181.8)
Cash Flows from Financing Activities:
Payments of short-term debt	(130.7)	(89.7)
Proceeds from issuance of short-term debt	149.2	147.7
Payments of long-term debt	(0.9)	(542.7)
Proceeds from issuance of long-term debt	1.8	748.2
Proceeds from stock option exercise	4.3	2.5
Repurchase of Class A common stock	—	(1,162.5)
Dividends	(320.0)	(66.1)
Other	(4.7)	(6.5)

Net cash used in financing activities	(301.0)	(969.1)
Effect of exchange rate changes on cash	9.9	(30.1)

Net change in cash and cash equivalents	(488.3)	(704.5)
Cash and cash equivalents—beginning of period	3,811.0	3,906.4

Cash and cash equivalents—end of period	$3,322.7	$3,201.9

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $39.9 and $46.2 as of February 28, 2013 and February 29, 2012, respectively)	$—	$12.0
Income taxes (net of refunds)	265.5	455.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2011	446.6	$4.5	$2,596.3	$8,330.6	$710.2	$20.3	$11,661.9
Net earnings, including noncontrolling interest	—	—	—	1,930.2	—	0.6	1,930.8
Foreign currency translation adjustment, net of tax of $28.0 million	—	—	—	—	(303.5)	(3.9)	(307.4)
Net actuarial loss and prior service cost, net of tax of $14.6 million	—	—	—	—	(28.7)	—	(28.7)

Comprehensive income (loss)	—	—	—	—	—	(3.3)	1,594.7
Stock option exercises	0.2	—	3.0	—	—	—	3.0
Amortization of stock based compensation	—	—	23.4	—	—	—	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	—	—	—	(1,162.5)
Dividends ($0.275 per share)	—	—	—	(119.5)	—	—	(119.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Tax shortfall related to share based compensation	—	—	(0.9)	—	—	—	(0.9)

Balance as of May 31, 2012	425.5	4.3	1,459.5	10,141.3	378.0	16.3	11,999.4
Net earnings, including noncontrolling interest	—	—	—	1,402.8	—	3.6	1,406.4
Foreign currency translation adjustment, net of tax of $15.2 million	—	—	—	—	21.8	(1.2)	20.6
Net actuarial gain and prior service cost, net of tax of $0.2 million	—	—	—	—	10.6	—	10.6

Comprehensive income	—	—	—	—	—	2.4	1,437.6
Stock option exercises	0.2	—	4.3	—	—	—	4.3
Amortization of stock based compensation	—	—	25.5	—	—	—	25.5
Dividends ($0.75 per share)	—	—	—	(320.0)	—	—	(320.0)
Dividends for noncontrolling interests	—	—	—	—	—	0.3	0.3
Tax shortfall related to share based compensation	—	—	(3.5)	—	—	—	(3.5)

Balance as of February 28, 2013	425.7	$4.3	$1,485.8	$11,224.1	$410.4	$19.0	$13,143.6

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 93% for the nine months ended February 28, 2013.

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

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K, as amended, filed with the SEC for the fiscal year ended May 31, 2012. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. We adopted this guidance for our annual goodwill impairment test for fiscal year 2013, which was conducted in the second quarter. The adoption of this guidance did not have an impact on our results of operations or financial position.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of International Financial Reporting Standards (“IFRS”). In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. These standards will be effective for us beginning June 1, 2013 with retrospective application required. We are currently evaluating the requirements of these standards, but they are not expected to have a material impact on our results of operations or financial position.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. This guidance is effective for us beginning June 1, 2013. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

4. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	February 28, 2013	May 31, 2012
Other current assets
Future price deferred (a)	$140.2	$152.8
Income taxes receivable	143.6	214.0
Prepaid expenses	132.3	132.1
Other	21.8	44.2

	$437.9	$543.1

Accrued liabilities
Customer prepayments	$125.6	$323.0
Payroll and employee benefits	126.4	119.6
Non-income taxes	42.7	78.5
Asset retirement obligations	86.9	87.0
Other	288.8	291.8

	$670.4	$899.9

Other noncurrent liabilities
Asset retirement obligations	$530.2	$513.3
Unrecognized tax benefits	37.0	159.7
Accrued pension and postretirement benefits	117.2	142.2
Other	144.1	160.2

	$828.5	$975.4

(a)	Future price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.

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

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net earnings attributed to Mosaic	$344.6	$273.3	$1,402.8	$1,422.9

Basic weighted average common shares outstanding	425.7	425.4	425.6	438.5
Dilutive impact of share-based awards	1.4	1.3	1.2	1.3

Diluted weighted average common shares outstanding	427.1	426.7	426.8	439.8

Basic net earnings per share attributable to Mosaic	$0.81	$0.64	$3.30	$3.24
Diluted net earnings per share attributable to Mosaic	$0.81	$0.64	$3.29	$3.24

A total of 0.4 million and 0.9 million shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended February 28, 2013, respectively, and 0.6 million shares for the three and nine months ended February 29, 2012 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

6. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the nine months ended February 28, 2013, gross unrecognized tax benefits decreased by $180.9 million to $296.0 million. We recorded a gross decrease of $187.7 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters, of which $179.3 million impacted our effective tax rate. The decrease was partially offset by a net increase in unrecognized tax benefits associated with the current and prior fiscal years. If recognized, approximately $105.2 million of the $296.0 million in unrecognized tax benefits would affect our effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $51.8 million and $52.0 million as of February 28, 2013 and May 31, 2012, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

During the second quarter of fiscal year 2013, the U.S. Internal Revenue Service concluded its audit for fiscal years 2009 and 2010. We are currently under audit by the U.S. Internal Revenue Service for fiscal years 2011 and 2012 and the Canadian Revenue Agency for the fiscal years 2001 to 2011.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the information available as of February 28, 2013, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

7. Inventories

Inventories consist of the following:

	February 28, 2013	May 31, 2012
Raw materials	$40.4	$61.8
Work in process	395.5	340.1
Finished goods	1,055.6	764.8
Operating materials and supplies	77.9	70.9

	$1,569.4	$1,237.6

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the nine months ended February 28, 2013 are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2012	$546.6	$1,297.8	$1,844.4
Foreign currency translation	—	8.2	8.2

Balance as of February 28, 2013	$546.6	$1,306.0	$1,852.6

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $367.7 million and $878.4 million for the three and nine months ended February 28, 2013, respectively, and net sales of $528.1 million and $1.8 billion for the three and nine months ended February 29, 2012, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three and nine months ended February 28, 2013 and February 29, 2012.

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

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	February 28, 2013	May 31, 2012
Current assets	$137.4	$138.6
Non current assets	47.9	49.4

Total assets	$185.3	$188.0

Current liabilities	$4.2	$39.6

Total liabilities	$4.2	$39.6

10. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with appropriate governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $25.6 million and $27.3 million as of February 28, 2013

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and May 31, 2012, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. The EPA has issued similar NOVs to our competitors and referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA. We believe we have substantial defenses to allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.

We are negotiating the terms of a possible settlement with the EPA, the DOJ, the Florida Department of Environmental Protection and the Louisiana Department of Environmental Quality (collectively, the “Government”) and the final terms are not yet agreed upon or approved. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted with key elements including, in general and among other elements, the following:

•	Incurring capital expenditures likely to exceed $150 million in the aggregate over a period of several years.

•

Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care of our phosphogypsum management systems (“Gypstack Closure Costs”). For financial reporting purposes, we recognize our estimated asset retirement obligations (“AROs”), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. At May 31, 2012, the undiscounted amount of our AROs, determined using the assumptions used for financial reporting purposes, was approximately $1.4 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $400 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing an amount currently estimated to be $625 million, into a cash escrow or trust fund which would increase over time with reinvestment of earnings. Amounts held in any such cash escrow or trust fund (including reinvested earnings) would be classified as restricted cash on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

•

We have also established accruals to address the estimated cost of civil penalties in connection with this matter, which we do not believe in light of the relevant regulatory history, would be material to our results of operations, liquidity or capital resources.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal year 2011, the Corps notified us that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012, the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completes the final AEIS. The Corps’ revised schedule calls for it to issue the AEIS in April 2013. This AEIS is expected to include information on environmental impacts upon which the Corps would rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. We cannot predict the scope or actual timeline for this process, or what its outcome will be. Although we do not currently expect the outcome of the AEIS to materially influence the conditions of future federal wetlands permits for our mining in central Florida, a protracted timeline for this process could delay our future permitting efforts.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potash Antitrust Litigation

On September 11, 2008, separate complaints (together, the “September 11, 2008 Cases”) were filed in the United States District Courts for the District of Minnesota (the “Minn-Chem Case”) and the Northern District of Illinois (the “Gage’s Fertilizer Case”), on October 2, 2008 another complaint (the “October 2, 2008 Case”) was filed in the United States District Court for the Northern District of Illinois, and on November 10, 2008 and November 12, 2008, two additional complaints (together, the “November 2008 Cases” and collectively with the September 11, 2008 Cases and the October 2, 2008 Case, the “Direct Purchaser Cases”) were filed in the United States District Court for the Northern District of Illinois (the “Northern Illinois District Court”) by Minn-Chem, Inc., Gage’s Fertilizer & Grain, Inc., Kraft Chemical Company, Westside Forestry Services, Inc. d/b/a Signature Lawn Care, and Shannon D. Flinn, respectively, against The Mosaic Company, Mosaic Crop Nutrition, LLC and a number of unrelated defendants that allegedly sold and distributed potash throughout the United States. On November 13, 2008, the plaintiffs in the cases in the United States District Court for the Northern District of Illinois filed a consolidated class action complaint against the defendants, and on December 2, 2008 the Minn-Chem Case was consolidated with the Gage’s Fertilizer Case. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Direct Purchaser Cases. The amended consolidated complaint added Thomasville Feed and Seed, Inc. as a named plaintiff, and was filed on behalf of the named plaintiffs and a purported class of all persons who purchased potash in the United States directly from the defendants during the period July 1, 2003 through the date of the amended consolidated complaint (“Class Period”). The amended consolidated complaint generally alleged, among other matters, that the defendants: conspired to fix, raise, maintain and stabilize the price at which potash was sold in the United States; exchanged information about prices, capacity, sales volume and demand; allocated market shares, customers and volumes to be sold; coordinated on output, including the limitation of production; and fraudulently concealed their anticompetitive conduct. The plaintiffs in the Direct Purchaser Cases generally sought injunctive relief and to recover unspecified amounts of damages, including treble damages, arising from defendants’ alleged combination or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act. The plaintiffs also sought costs of suit, reasonable attorneys’ fees and pre-judgment and post-judgment interest.

On September 15, 2008, separate complaints were filed in the United States District Court for the Northern District of Illinois by Gordon Tillman (the “Tillman Case”); Feyh Farm Co. and William H. Coaker Jr. (the “Feyh Farm Case”); and Kevin Gillespie (the “Gillespie Case;” the Tillman Case and the Feyh Farm Case together with the Gillespie case being collectively referred to as the “Indirect Purchaser Cases;” and the Direct Purchaser Cases together with the Indirect Purchaser Cases being collectively referred to as the “Potash Antitrust Cases”). The defendants in the Indirect Purchaser Cases were generally the same as those in the Direct Purchaser Cases. On November 13, 2008, the initial plaintiffs in the Indirect Purchaser Cases and David Baier, an additional named plaintiff, filed a consolidated class action complaint. On April 3, 2009, an amended consolidated class action complaint was filed on behalf of the plaintiffs in the Indirect Purchaser Cases. The factual allegations in the amended consolidated complaint were substantially identical to those summarized above with respect to the Direct Purchaser Cases. The amended consolidated complaint in the Indirect Purchaser Cases was filed on behalf of the named plaintiffs and a purported class of all persons who indirectly purchased potash products for end use during the Class Period in the United States, any of 20 specified states and the District of Columbia defined in the consolidated complaint as “Indirect Purchaser States,” any of 22 specified states and the District of Columbia defined in the consolidated complaint as “Consumer Fraud States”, and/or 48 states and the District of Columbia and Puerto Rico defined in the consolidated complaint as “Unjust Enrichment States.” The plaintiffs generally sought injunctive relief and to recover unspecified amounts of damages, including treble damages for violations of the antitrust laws of the Indirect Purchaser States where allowed by law, arising from defendants’ alleged continuing agreement, understanding, contract, combination and conspiracy in restraint of trade and commerce in violation of Section 1 of the Sherman Act, Section 16 of the

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clayton Act, the antitrust, or unfair competition laws of the Indirect Purchaser States and the consumer protection and unfair competition laws of the Consumer Fraud States, as well as restitution or disgorgement of profits, for unjust enrichment under the common law of the Unjust Enrichment States, and any penalties, punitive or exemplary damages and/or full consideration where permitted by applicable state law. The plaintiffs also sought costs of suit and reasonable attorneys’ fees where allowed by law and pre-judgment and post-judgment interest.

On June 15, 2009, we and the other defendants filed motions to dismiss the complaints in the Potash Antitrust Cases. On November 3, 2009, the court granted our motions to dismiss the complaints in the Indirect Purchaser Cases except (a) for plaintiffs residing in Michigan and Kansas, claims for alleged violations of the antitrust or unfair competition laws of Michigan and Kansas, respectively, and (b) for plaintiffs residing in Iowa, claims for alleged unjust enrichment under Iowa common law. The court denied our and the other defendants’ other motions to dismiss the Potash Antitrust Cases, including the defendants’ motions to dismiss the claims under Section 1 of the Sherman Act for failure to plead evidentiary facts which, if true, would state a claim for relief under that section. The court, however, stated that it recognized that the facts of the Potash Antitrust Cases present a difficult question under the pleading standards enunciated by the U.S. Supreme Court for claims under Section 1 of the Sherman Act, and that it would consider, if requested by the defendants, certifying the issue for interlocutory appeal. On January 13, 2010, at the request of the defendants, the court issued an order certifying for interlocutory appeal the issues of (i) whether an international antitrust complaint states a plausible cause of action where it alleges parallel market behavior and opportunities to conspire; and (ii) whether a defendant that sold product in the United States with a price that was allegedly artificially inflated through anti-competitive activity involving foreign markets, engaged in ‘conduct involving import trade or import commerce’ under applicable law. On September 23, 2011, the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) vacated the district court’s order denying the defendants’ motion to dismiss and remanded the case to the district court with instructions to dismiss the plaintiffs’ Sherman Act claims. On December 2, 2011, the Seventh Circuit vacated its September 23, 2011 order and on June 27, 2012, the Seventh Circuit affirmed the order of the Northern Illinois District Court to deny the defendants’ motion to dismiss the plaintiffs’ claims. The decision was not a ruling on the merits of the case, but the Seventh Circuit’s decision allowed pretrial discovery to proceed in this matter, and the Northern Illinois District Court scheduled trial to begin February 10, 2014. We sought U.S. Supreme Court review of the Seventh Circuit’s decision.

On January 30, 2013, we entered into agreements to settle the Potash Antitrust Cases for an aggregate of $43.8 million. Potential class members have until May 22, 2013 to opt out of the settlement. We chose to settle the Potash Antitrust Cases to avoid the significant costs, burden and distraction of protracted litigation and we did not admit any wrongdoing. Following preliminary approval by the Northern Illinois District Court on January 30, 2013, we funded the settlement subject to final court approval. The majority of the settlement was recorded in the third quarter of fiscal year 2013.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the “PTO”). On September 12, 2012, Shell Oil Company (“Shell”) filed an inter parties reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Plaintiffs have filed a motion with the Missouri District Court requesting that the stay of the lawsuit be lifted, and we have opposed that motion. On November 28, 2012, the PTO granted Shell’s request for an inter parties reexamination. On December 11, 2012, as part of that reexamination, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. Final rejection by the PTO or further amendment by the plaintiffs of all or part of the remaining patent claims as part of the reexamination could limit the claims the plaintiffs can assert against us or their remedies against us.

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

As of February 28, 2013 and May 31, 2012, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	February 28, 2013	May 31, 2012
Foreign currency derivatives	Foreign currency	US Dollars	1,568.6	1,869.2
Natural gas derivatives	Commodity	MMbtu	20.4	24.3
Ocean freight contracts	Freight	Tonnes	1.6	2.1

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

		Three months ended		Nine months ended
Derivative Instrument	Location	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Foreign currency derivatives	Cost of goods sold	$(23.3)	$14.4	$(2.9)	$1.1
Foreign currency derivatives	Foreign currency transaction gain (loss)	(23.5)	8.6	(25.2)	(3.8)
Commodity derivatives	Cost of goods sold	0.2	(16.5)	12.2	(27.3)
Freight derivatives	Cost of goods sold	0.5	2.2	(0.4)	(2.7)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	February 28, 2013	Location	February 28, 2013
Foreign currency derivatives	Other current assets	$4.0	Accrued liabilities	$(44.2)
Commodity derivatives	Other current assets	3.6	Accrued liabilities	(8.5)
Commodity derivatives	Other assets	0.1	Other noncurrent liabilities	(1.4)
Freight derivatives	Other current assets	0.9	Accrued liabilities	(0.7)

Total		$8.6		$(54.8)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2012	Location	May 31, 2012
Foreign currency derivatives	Other current assets	$23.8	Accrued liabilities	$(36.7)
Commodity derivatives	Other current assets	5.8	Accrued liabilities	(15.2)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(8.3)
Freight derivatives	Other current assets	1.1	Accrued liabilities	(0.5)

Total		$30.7		$(60.7)

For additional disclosures about fair value measurement of derivative instruments, see Note 12 to the Condensed Consolidated Financial Statements in this report.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that may require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of February 28, 2013, was $46.8 million. We have no cash collateral posted in association

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on February 28, 2013, we would be required to post $44.4 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

	February 28, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$4.0	$0.3	$3.7	$—
Commodity derivatives	3.7	—	3.7	—
Freight derivatives	0.9	—	—	0.9

Total assets at fair value	$8.6	$0.3	$7.4	$0.9

Liabilities
Foreign currency derivatives	$44.2	$7.1	$37.1	$—
Commodity derivatives	9.9	—	9.9	—
Freight derivatives	0.7	—	—	0.7

Total liabilities at fair value	$54.8	$7.1	$47.0	$0.7

We did not significantly change our valuation techniques from prior periods.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	February 28, 2013		May 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,322.7	$3,322.7	$3,811.0	$3,811.0
Receivables, net	873.6	873.6	751.6	751.6
Accounts payable trade	740.9	740.9	912.4	912.4
Short-term debt	61.2	61.2	42.5	42.5
Long-term debt, including current portion	1,011.4	1,119.4	1,010.5	1,116.9

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

13. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of February 28, 2013 and May 31, 2012, the net amount due from our non-consolidated companies totaled $168.7 million and $134.8 million, respectively.

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Transactions with non-consolidated companies included in net sales	$264.8	$210.0	$781.5	$962.2
Transactions with non-consolidated companies included in cost of goods sold	78.1	112.3	382.9	384.6

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended February 28, 2013
Net sales to external customers	$1,501.7	$737.0	$1.9	$2,240.6
Intersegment net sales	—	21.0	(21.0)	—

Net sales	1,501.7	758.0	(19.1)	2,240.6
Gross margin	266.3	308.4	(6.3)	568.4
Operating earnings	197.2	216.1	5.8	419.1
Capital expenditures	96.6	257.9	43.3	397.8
Depreciation, depletion and amortization expense	71.1	77.1	4.0	152.2

Three months ended February 29, 2012
Net sales to external customers	$1,651.7	$536.5	$1.3	$2,189.5
Intersegment net sales	—	16.7	(16.7)	—

Net sales	1,651.7	553.2	(15.4)	2,189.5
Gross margin	259.4	269.8	(7.4)	521.8
Operating earnings	190.2	233.9	(10.4)	413.7
Capital expenditures	100.4	293.7	17.7	411.8
Depreciation, depletion and amortization expense	66.8	58.3	2.8	127.9

Nine months ended February 28, 2013
Net sales to external customers	$4,825.0	$2,452.5	$4.4	$7,281.9
Intersegment net sales	—	45.5	(45.5)	—

Net sales	4,825.0	2,498.0	(41.1)	7,281.9
Gross margin	871.4	1,123.1	(2.9)	1,991.6
Operating earnings	650.0	948.1	(9.2)	1,588.9
Capital expenditures	306.4	814.7	119.3	1,240.4
Depreciation, depletion and amortization expense	212.7	213.5	10.8	437.0

Nine months ended February 29, 2012
Net sales to external customers	$6,050.4	$2,233.2	$3.7	$8,287.3
Intersegment net sales	—	31.5	(31.5)	—

Net sales	6,050.4	2,264.7	(27.8)	8,287.3
Gross margin	1,144.7	1,107.8	(1.3)	2,251.2
Operating earnings	955.0	993.7	(8.4)	1,940.3
Capital expenditures	279.8	868.1	42.4	1,190.3
Depreciation, depletion and amortization expense	195.5	165.0	7.9	368.4

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Subsequent Event—Investment in a Joint Venture

On March 19, 2013, we entered into a Heads of Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties intend to enter into a joint venture to develop a mine and chemical complexes that would produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. The approximately $7 billion greenfield project is expected to be financed by the joint venture with debt and the investments of the parties, and have a production capacity of approximately 3.5 million tonnes of finished product. Operations are expected to commence in late calendar 2016. We would have a 25% interest in the joint venture. The parties expect to enter into a definitive shareholders agreement relating to the joint venture during the first half of calendar 2013.

In connection with our equity share, we would market approximately 25% of the production of the joint venture. Subject to final financing terms, our cash investment would be up to $1 billion, funded over a four-year period beginning in calendar 2013.

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

Results of Operations

The following table shows the results of operations for the three and nine months ended February 28, 2013 and February 29, 2012:

	Three months ended		2013-2012		Nine months ended		2013-2012
(in millions, except per share data)	February 28, 2013	February 29, 2012			February 28, 2013	February 29, 2012
			Change	Percent			Change	Percent
Net sales	$2,240.6	$2,189.5	$51.1	2%	$7,281.9	$8,287.3	$(1,005.4)	(12%)
Cost of goods sold	1,672.2	1,667.7	4.5	0%	5,290.3	6,036.1	(745.8)	(12%)

Gross margin	568.4	521.8	46.6	9%	1,991.6	2,251.2	(259.6)	(12%)
Gross margin percentage	25%	24%			27%	27%
Selling, general and administrative expenses	90.4	91.3	(0.9)	(1%)	304.9	293.0	11.9	4%
Other operating expense	58.9	16.8	42.1	251%	97.8	17.9	79.9	NM

Operating earnings	419.1	413.7	5.4	1%	1,588.9	1,940.3	(351.4)	(18%)
Interest income, net	3.6	4.1	(0.5)	(12%)	13.9	13.3	0.6	5%
Foreign currency transaction gain (loss)	32.3	(44.0)	76.3	173%	(13.0)	5.4	(18.4)	NM
Other income (expense)	(0.4)	(19.1)	18.7	98%	(0.9)	(19.2)	18.3	95%

Earnings from consolidated companies before income taxes	454.6	354.7	99.9	28%	1,588.9	1,939.8	(350.9)	(18%)
Provision for income taxes	108.9	87.0	21.9	25%	194.1	522.8	(328.7)	(63%)

Earnings from consolidated companies	345.7	267.7	78.0	29%	1,394.8	1,417.0	(22.2)	(2%)
Equity in net earnings (loss) of nonconsolidated companies	(0.3)	4.2	(4.5)	NM	11.6	6.9	4.7	68%

Net earnings including noncontrolling interests	345.4	271.9	73.5	27%	1,406.4	1,423.9	(17.5)	(1%)
Less: Net earnings (loss) attributable to noncontrolling interests	0.8	(1.4)	2.2	157%	3.6	1.0	2.6	260%

Net earnings attributable to Mosaic	$344.6	$273.3	$71.3	26%	$1,402.8	$1,422.9	$(20.1)	(1%)

Diluted net earnings per share attributable to Mosaic	$0.81	$0.64	$0.17	27%	$3.29	$3.24	$0.05	2%
Diluted weighted average number of shares outstanding	427.1	426.7			426.8	439.8

Overview of Consolidated Results for the three months ended February 28, 2013 and February 29, 2012

Net sales of $2.2 billion for the quarter ended February 28, 2013, were up slightly compared to the prior year period. Net earnings attributable to Mosaic for the three months ended February 28, 2013 were $344.6 million, or $0.81 per diluted share, compared to $273.3 million, or $0.64 per diluted share, for the same period a year ago. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating earnings in the third quarter of fiscal year 2013 were impacted primarily by higher potash sales volumes compared to the same period in the prior year. Potash volumes increased due to the signing of significant potash supply contracts with customers in both China and India during the third quarter of fiscal year 2013 and a domestic early spring fill program offered in February 2013. We believe the signing of these international supply contracts served as a catalyst for product shipments, and we are seeing improving potash fundamentals and sentiment around the world. Potash sales volumes for the same period in the prior year were constrained by high pipeline inventories and cautious customer purchasing behavior. The impact of higher potash sales volumes in the current fiscal quarter was partially offset by lower potash selling prices compared to the same period in the prior year, due to cautious customer purchasing behavior leading up to the signing of the supply contracts mentioned above.

Phosphates sales volumes for the three months ended February 28, 2013, were slightly higher than the same period in the prior year, primarily due to higher domestic and international distribution sales volumes. Our average selling price for phosphates was lower than in the same period in the prior year, driven by lower average export selling price. The market prices began the year ago quarter at much higher levels before recalibrating to levels similar to the current period, however the average export price in the current quarter remains below the average of the prior year quarter.

Other Highlights

During the three months ended February 28, 2013:

•	We maintained a strong financial position with cash and cash equivalents of $3.3 billion as of February 28, 2013.

•	We recorded a foreign currency transaction gain of $32.3 million for the three months ended February 28, 2013 compared with a loss of $44.0 million for the same period a year ago.

•

On January 30, 2013, we entered into agreements to settle the Potash Antitrust Cases for an aggregate of $43.8 million. The settlement and related costs resulted in a pre-tax charge of approximately $42 million in the third quarter of the current fiscal year, and year-to-date charges of approximately $51 million, included in other operating expenses.

•

We continued the expansion of capacity in our Potash segment. In the third quarter of fiscal year 2013, we had capital expenditures of approximately $95 million related to these projects. At our Esterhazy mine K2 shaft and mill, we have completed our expansion and the incremental capacity of 0.7 million tonnes annually is available in the current fiscal year. Overall, our expansion program continues to remain on time and on budget.

•

On December 17, 2012, we announced that we will change our fiscal year end to December 31 from May 31. We will complete our current fiscal year on May 31, 2013 and will then begin reporting quarterly results on a calendar-year basis with the quarter ending on September 30, 2013. We will report results for the transition period of June 1 to December 31, 2013. Our first full calendar reporting year will be 2014.

During the three months ended February 29, 2012:

•

On December 1, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due 2016 of our subsidiary, MOS Holdings Inc. We recorded a pre-tax charge of approximately $20 million in other expense, primarily related to the call premium.

•

On February 21, 2012, we announced that we had entered into a settlement that resolved in their entirety court proceedings over the federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County and allowed mining at the South Fort Meade mine to proceed. The settlement resulted in a pre-tax charge of approximately $13 million, which were included in other operating expenses.

Since the end of the quarter ended February 28, 2013, we entered into a Heads of Agreement under which the parties intend to enter into a joint venture to develop integrated phosphate production facilities in the Kingdom of Saudi Arabia. We would own 25% of the joint venture and market approximately 25% of the production of the joint venture. When completed, the project is expected to diversify our sources for phosphate production. For further information see Note 15 to our Condensed Consolidated Financial Statements in the report.

Overview of Consolidated Results for the nine months ended February 28, 2013 and February 29, 2012

Net earnings attributable to Mosaic for the nine months ended February 28, 2013 were $1.4 billion, or $3.29 per diluted share, compared to $1.4 billion, or $3.24 per diluted share, for the same period a year ago. Included in fiscal year 2013 net earnings is a discrete income tax benefit of approximately $180 million, or $0.42 per diluted share, related to the resolution of certain tax matters and resulting in an overall lower effective tax rate. Results for the nine months ended February 28, 2013 and February 29, 2012 included the factors discussed above for the three months ended February 28, 2013 and February 29, 2012, respectively. Results for the nine months ended February 28, 2013 were also impacted by lower phosphates sales volumes due to lower shipments to India. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other noteworthy matters during the nine months ended February 28, 2013 and February 29, 2012 include:

•

We generated $1.0 billion and $1.5 billion in cash flows from operations for the nine months ended February 28, 2013 and February 29, 2012, respectively. The positive cash flows were primarily driven by net earnings.

•

Beginning with the quarterly dividend paid in August 2012, we increased the dividend under our annual dividend program to $1.00 per share, an increase of 100% from the level of $0.50 per share announced in February 2012 and 400% from the year-ago level of $0.20 per share.

•

In the second quarter of fiscal year 2012, we reached a settlement that ended our obligation to supply potash from our Esterhazy mine under a tolling agreement at the end of calendar 2012. Under the Tolling Agreement, we had been delivering up to approximately 1.1 million tonnes of potash per year. In addition, effective December 31, 2012, we received credit for 1.3 million tonnes of potash capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to Canpotex Limited.

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

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended		2013-2012		Nine months ended		2013-2012
(in millions, except price per tonne or unit)	February 28, 2013	February 29, 2012	Change	Percent	February 28, 2013	February 29, 2012	Change	Percent
Net sales:
North America	$624.0	$603.4	$20.6	3%	$1,828.5	$1,881.1	$(52.6)	(3%)
International	877.7	1,048.3	(170.6)	(16%)	2,996.5	4,169.3	(1,172.8)	(28%)

Total	1,501.7	1,651.7	(150.0)	(9%)	4,825.0	6,050.4	(1,225.4)	(20%)
Cost of goods sold	1,235.4	1,392.3	(156.9)	(11%)	3,953.6	4,905.7	(952.1)	(19%)

Gross margin	$266.3	$259.4	$6.9	3%	$871.4	$1,144.7	$(273.3)	(24%)

Gross margin as a percent of net sales	18%	16%			18%	19%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	954	931	23	2%	2,792	2,687	105	4%
International	858	857	1	0%	2,182	2,851	(669)	(23%)
Crop Nutrient Blends	525	489	36	7%	2,085	2,104	(19)	(1%)
Feed Phosphates	135	169	(34)	(20%)	398	468	(70)	(15%)
Other(b)	170	145	25	17%	810	836	(26)	(3%)

Total Phosphates Segment Tonnes(a)	2,642	2,591	51	2%	8,267	8,946	(679)	(8%)

Average selling price per tonne:
DAP (FOB plant)	$496	$536	$(40)	(7%)	$523	$577	$(54)	(9%)
Crop Nutrient Blends (FOB destination)	558	588	(30)	(5%)	549	586	(37)	(6%)
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$540	$589	$(49)	(8%)	$518	$573	$(55)	(10%)
Sulfur (long ton)	181	228	(47)	(21%)	189	232	(43)	(19%)

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended February 28, 2013 and February 29, 2012

The Phosphates segment’s net sales decreased to $1.5 billion for the three months ended February 28, 2013, compared to $1.7 billion for the three months ended February 29, 2012. Lower sales prices resulted in decreased net sales of approximately $80 million, partially offset by slightly higher sales volumes, which resulted in increased sales of approximately $50 million, due to the factors discussed in the Overview. Net sales were also impacted by lower sales by PhosChem for its other member as discussed below.

Our average DAP selling price was $496 per tonne for the three months ended February 28, 2013, a decrease of 7% from the third quarter of the prior year due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended February 28, 2013 decreased 5% compared to the same period in the prior year, reflecting decreases in the prices of materials used to produce Blends, primarily phosphates and potash.

The Phosphates segment’s sales volumes were 2.6 million tonnes for each of the three month periods ended February 28, 2013 and February 29, 2012.

We consolidate the financial results of PhosChem. Included in our results for the three months ended February 28, 2013 is PhosChem net sales and cost of goods sold for its other member of $8 million, compared with $125 million for the third quarter in fiscal year 2012.

Gross margin for the Phosphates segment increased slightly to $266.3 million from $259.4 million in the third quarter of fiscal year 2012. Lower sales prices and sales mix had an unfavorable impact on gross margin of approximately $90 million, which was more than offset by the favorable impact of lower product costs of approximately $120 million. The decrease in product costs was due to lower sulfur and ammonia costs of approximately $55 million and lower rock costs of approximately $30 million used in our North American operations, and lower product costs of approximately $30 million sold by our international distribution locations, including Blends. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 18% for the three months ended February 28, 2013 from 16% for the three months ended February 29, 2012.

The average consumed price for ammonia for our North American operations decreased to $540 per tonne in the third quarter of fiscal year 2013 from $589 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $181 per long ton for the three months ended February 28, 2013, from $228 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. Despite higher market prices for ammonia for the three months ended February 28, 2013 compared to the same quarter of the prior year, we benefitted from the internal production of ammonia at our Faustina facility which was operating at near full capacity in the current fiscal year, but was temporarily shut down during the first half of the prior fiscal year due to an unplanned outage. The average consumed cost of purchased and produced rock decreased to $65 per tonne in the third quarter of fiscal year 2013, compared to $75 per tonne in the same period a year ago, primarily due to increased production from our South Fort Meade mine, as discussed below. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 8% for the three months ended February 28, 2013 from 7% in the same period a year ago. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations decreased to 4% in the third quarter of fiscal year 2013, from 9% in the same period a year ago.

Our North American phosphate rock production was 3.6 million tonnes for the third quarter of fiscal year 2013 compared with 2.9 million tonnes during the same quarter of fiscal year 2012. The increased phosphate rock production in fiscal year 2013 was primarily due to the settlement of the lawsuit challenging the federal wetlands permit for extension of our South Fort Meade mine into Hardee County, Florida in the fourth quarter of fiscal year 2012 that allowed us to resume full mining operations at South Fort Meade.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.1 million tonnes for the third quarter of fiscal year 2013 compared to 2.0 million tonnes for the third quarter of fiscal year 2012.

Costs were also impacted by net unrealized mark-to-market derivative gains of $1.6 million in the third quarter of fiscal year 2013, primarily on foreign exchange derivatives, compared to losses of $3.7 million for the same period a year ago, primarily on commodity derivatives.

Nine months ended February 28, 2013 and February 29, 2012

The Phosphates segment’s net sales decreased to $4.8 billion for the nine months ended February 28, 2013 compared to $6.1 billion in the same period a year ago. The decrease was primarily due to a decrease in sales volumes in the first half of the fiscal year that resulted in a decrease in net sales of approximately $420 million, combined with a decrease in sales prices that resulted in lower net sales of approximately $370 million. Net sales were also impacted by lower sales by PhosChem for its other member as discussed below.

Our average DAP selling price was $523 per tonne for the nine months ended February 28, 2013, a decrease of 9% compared with the same period a year ago, due to the factors discussed in the Overview. The decrease in the selling price of Blends was 6% compared to the same period a year ago due to decreases in the price of materials used to produce Blends, primarily phosphates and potash.

The Phosphates segment’s sales volumes decreased to 8.3 million tonnes for the nine months ended February 28, 2013 compared to 8.9 million tonnes in the same period a year ago. The decline in phosphate sales volumes from the same period in the prior year was due to lower export sales, primarily to customers in India, related to an overall decline in demand due to the subsidy structure.

PhosChem net sales and cost of goods sold from sales for its other member were $64 million for the nine months ended February 28, 2013 compared with $489 million for the same period a year ago.

Gross margin for the Phosphates segment decreased to $871.4 million for the nine months ended February 28, 2013 from $1.1 billion in the same period a year ago, primarily due to lower sales prices and sales volume. These factors had an unfavorable impact on gross margin of approximately $560 million, partially offset by lower product costs of approximately $290 million. The lower costs were due to lower raw material costs in our North American operations, primarily sulfur and ammonia, of approximately $130 million and lower rock costs of approximately $50 million, and lower product costs of approximately $140 million sold by our international distribution locations, including Blends. Factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 18% for the nine months ended February 28, 2013 compared to 19% in the same period a year ago.

The average consumed price for ammonia for our North American operations decreased to $518 per metric tonne for the nine months ended February 28, 2013 from $573 in the same period a year ago. The decrease in ammonia costs was primarily driven by the benefit of lower cost ammonia from production at our Faustina ammonia plant, which began operating at full capacity near the end of the second quarter in fiscal year 2012 after being temporarily shut down due to an unplanned outage. The average consumed price for sulfur for our North American operations decreased to $189 per long ton for the nine months ended February 28, 2013, from $232 in the same period a year ago. The prices of these raw materials is driven by the factors discussed in the three month discussion above. The average consumed cost of purchased and produced rock decreased to $66 per tonne for the nine months ended February 28, 2013, compared to $73 per tonne in the same period a year ago, due to increased production from our South Fort Meade mine as discussed above. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations remained unchanged at 7% for the nine months ended February 28, 2013 and February 29, 2012. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations decreased to 6% for the nine months ended February 28, 2013 compared to 8% for the nine months ended February 29, 2012.

Our North American phosphate rock production was 11.3 million tonnes for the nine months ended February 28, 2013 compared with 8.4 million tonnes in the same period a year ago. Phosphate rock production increased due to production from our South Fort Meade mine as described in the three month discussion above.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 6.1 million tonnes for the nine months ended February 28, 2013, compared to 6.2 million tonnes for the same period of the prior year. Our production was impacted by longer planned annual maintenance shut-downs in the first half of fiscal 2013, as well as challenges posed by unusual weather conditions in the first quarter of fiscal year 2013 compared to the same period a year ago.

Costs were impacted by net unrealized mark-to-market derivative gains of $1.6 million for the nine months ended February 28, 2013, primarily on natural gas and foreign exchange derivatives, compared with losses of $8.2 million for the same period a year ago.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended		2013-2012		Nine months ended		2013-2012
(in millions, except price per tonne or unit)	February 28, 2013	February 29, 2012	Change	Percent	February 28, 2013	February 29, 2012	Change	Percent
Net sales:
North America	$450.2	$299.1	$151.1	51%	$1,596.4	$1,189.8	$406.6	34%
International	307.8	254.1	53.7	21%	901.6	1,074.9	(173.3)	(16%)

Total	758.0	553.2	204.8	37%	2,498.0	2,264.7	233.3	10%
Cost of goods sold	449.6	283.4	166.2	59%	1,374.9	1,156.9	218.0	19%

Gross margin	$308.4	$269.8	$38.6	14%	$1,123.1	$1,107.8	$15.3	1%

Gross margin as a percent of net sales	41%	49%			45%	49%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a)
North America	681	291	390	134%	2,271	1,429	842	59%
International	927	618	309	50%	2,434	2,715	(281)	(10%)

Total	1,608	909	699	77%	4,705	4,144	561	14%
Non-agricultural	163	182	(19)	(10%)	492	527	(35)	(7%)

Total	1,771	1,091	680	62%	5,197	4,671	526	11%

Average selling price per tonne (FOB plant):
MOP—North America(b)	$434	$531	$(97)	(18%)	$463	$527	$(64)	(12%)
MOP—International	325	411	(86)	(21%)	364	400	(36)	(9%)
MOP Average	385	453	(68)	(15%)	424	445	(21)	(5%)

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	This price excludes industrial and feed sales.

Three months ended February 28, 2013 and February 29, 2012

The Potash segment’s net sales increased to $758.0 million for the three months ended February 28, 2013, compared to $553.2 million in the same period a year ago. The increase was primarily due to higher sales volumes that resulted in an increase of approximately $320 million, partially offset by lower selling prices that resulted in a decrease in net sales of approximately $110 million.

Our average muriate of potash (“MOP”) selling price was $385 per tonne for the three months ended February 28, 2013, a decrease of $68 per tonne compared with the same period a year ago. Potash selling prices have decreased due to the factors discussed in the Overview.

The Potash segment’s sales volumes increased to 1.8 million tonnes for the three months ended February 28, 2013, compared to 1.1 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Gross margin for the Potash segment increased to $308.4 million for the three months ended February 28, 2013 from $269.8 million for the same period in the prior year. Gross margin was favorably impacted by approximately $200 million related to higher sales volumes, partially offset by an unfavorable impact of approximately $110 million due to the decrease in selling prices. Approximately $30 million in increased costs, primarily related to labor costs, depreciation and brine inflow management, adversely impacted gross margin. Our gross margin was also negatively impacted by higher inventory levels held by Canpotex as of February 28, 2013, compared to the same period in the prior year. Due to our accounting treatment for sales to Canpotex, which is treated as an equity method investment, these shipments to Canpotex are reflected in our sales volumes but we do not recognize profit on these shipments until they are sold to third parties. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 41% for the three months ended February 28, 2013, compared to 49% for the same period a year ago.

We incurred $55.3 million in expenses and $19.0 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the third quarter of fiscal year 2013, compared to $59.0 million and $11.0 million, respectively, in the third quarter of fiscal year 2012. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. During the current quarter, inflows continued to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow costs, beginning in the third quarter of fiscal 2013, included the costs for pumping brine from the mine to a new brine injection site that is remote from our current mine workings. This new remote injection site, which commenced operations in December 2012, enhances our flexibility for disposing of brine that has been pumped out of the mine and, together with increased pumping capacity, is helping us alleviate the effects of constraints on our pumping that began in the latter half of fiscal 2012. These constraints affected available storage capacity in surface ponds and were primarily due to abnormal rainfall in Saskatchewan as well as the downtime of certain of our brine injection wells. The amount of brine stored in the mined out areas at Esterhazy had reached a level higher than past experience as a result of the factors described above, but has not impeded mining. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. As a result of our investments in the new remote injection and increased pumping capacities, however, we have begun to reduce the amount of brine stored in the mine. Brine inflow costs also continue to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. Under a tolling agreement that expired during the third quarter of fiscal 2013, we were entitled to reimbursement of a pro-rata share of operating and capital costs of our Esterhazy mine, including a portion of our costs for managing the brine inflows.

We incurred $77.1 million in depreciation expense during the third quarter of fiscal 2013 compared to $58.3 million in the same quarter of the prior year. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our sustaining and expansion projects.

We incurred $40.6 million in Canadian resource taxes for the three months ended February 28, 2013, compared with $48.0 million in the same period a year ago. These taxes decreased due to higher deductions for capital expenditures related to our expansion projects in the current quarter. We incurred $14.8 million in royalties in the third quarter of fiscal year 2013, compared to $16.6 million in the third quarter of fiscal year 2012.

Costs were impacted by net unrealized mark-to-market derivative losses of $24.1 million for the three months ended February 28, 2013, primarily on foreign currency derivatives, compared with gains of $3.8 million for the same period a year ago, primarily on foreign currency derivatives.

For the three months ended February 28, 2013, potash production was 2.0 million tonnes compared to 1.8 million tonnes for the three months ended February 29, 2012.

Nine months ended February 28, 2013 and February 29, 2012

The Potash segment’s net sales increased to $2.5 billion for the nine months ended February 28, 2013, compared with $2.3 billion in the same period in the prior year, primarily due to an increase in sales volume that resulted in an increase in net sales of approximately $370 million, partially offset by a decrease in sales prices that resulted in a decrease in net sales of approximately $140 million.

The Potash segment’s sales volumes increased to 5.2 million tonnes for the nine months ended February 28, 2013 compared to 4.7 million tonnes in the same period a year ago, primarily due to increased domestic sales volumes due to an early spring fill program offered in February of the current fiscal year, while the prior fiscal year was constrained by product availability in North America.

Our average MOP selling price was $424 per tonne for the nine months ended February 28, 2013, a decrease of $21 per tonne compared with the same period a year ago. Potash selling prices have decreased due to the factors discussed in the Overview.

Gross margin for the Potash segment was $1.1 billion for the nine months ended February 28, 2013 and February 29, 2012. The gross margin was favorably impacted by approximately $270 million due to an increase in sales volumes. This was offset by an unfavorable impact of approximately $140 million due to lower selling prices combined with approximately $150 million of higher costs primarily related to labor costs, depreciation and brine inflow management. These and other factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales was 45% for nine months ended February 28, 2013 compared to 49% for the same period a year ago.

We incurred $182.1 million in expenses and $114.3 million in capital expenditures related to managing the brine inflows at our Esterhazy mine through the nine months ended February 28, 2013, compared to $142.5 million and $25.9 million, respectively, for the comparable period of fiscal year 2012. The increases were due to the factors discussed in the three month discussion.

We incurred $213.5 million in depreciation expense through the third quarter of fiscal year 2013 compared to $165.0 million in the same period of the prior year. The higher depreciation relates to more fixed assets being depreciated as our sustaining and expansion projects have been brought into service.

We incurred $177.2 million in Canadian resource taxes for the nine months ended February 28, 2013 compared with $177.7 million in the same period a year ago. We incurred $41.7 million in royalties for the nine months ended February 28, 2013, compared to $49.7 million in the same period of fiscal year 2012.

Costs were favorably impacted by net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, of $7.4 million for the nine months ended February 28, 2013, compared with losses, primarily on natural gas derivatives, of $20.7 million for the same period a year ago.

For the nine months ended February 28, 2013, potash production decreased to 5.3 million tonnes compared to 5.5 million tonnes for the same period in the prior year. The decreased potash production was primarily due to the timing and duration of planned maintenance, unplanned mechanical issues and power outages due to inclement weather conditions in the first quarter of the fiscal year, and weak international demand for standard product.

Other Income Statement Items

	Three months ended		2013-2012
(in millions)	February 28, 2013	February 29, 2012	Change	Percent
Selling, general and administrative expenses	$90.4	$91.3	$(0.9)	(1%)
Other operating expense	58.9	16.8	42.1	NM
Interest (expense)	—	—	—	—
Interest income	3.6	4.1	(0.5)	(12%)

Interest income, net	3.6	4.1	(0.5)	(12%)
Foreign currency transaction gain (loss)	32.3	(44.0)	76.3	173%
Other (expense)	(0.4)	(19.1)	18.7	(98%)
Provision for income taxes	108.9	87.0	21.9	25%

	Nine months ended		2013-2012
(in millions)	February 28, 2013	February 29, 2012	Change	Percent
Selling, general and administrative expenses	$304.9	$293.0	$11.9	4%
Other operating expense	97.8	17.9	79.9	NM
Interest (expense)	—	—	—	—
Interest income	13.9	13.3	0.6	5%

Interest income, net	13.9	13.3	0.6	5%
Foreign currency transaction gain (loss)	(13.0)	5.4	(18.4)	NM
Other (expense)	(0.9)	(19.2)	18.3	NM
Provision for income taxes	194.1	522.8	(328.7)	(63%)

Selling, General and Administrative Expenses

For the three and nine months ended February 28, 2013, selling general and administrative expenses were $90.4 million and $304.9 million, respectively, compared to $91.3 million and $293.0 million, for the three and nine months ended February 29, 2012, respectively. The increase in the current fiscal year expense is primarily related to an increase in share based compensation of approximately $7 million and an increase in consulting and professional services fees of approximately $6 million for the nine months ended February 28, 2013.

Other Operating Expense

For the three and nine months ended February 28, 2013, we had other operating expense of $58.9 million and $97.8 million, respectively, compared with $16.8 million and $17.9 million, respectively, for the same periods in the prior year. The increase in expense in the current fiscal year is primarily due to an increase of approximately $51 million related to the settlement of the potash antitrust litigation, of which approximately $42 million was recorded in the current fiscal quarter.

Other operating expense for the nine months ended February 29, 2012, included approximately $41 million for insurance proceeds from an unplanned outage at our Faustina ammonia plant, of which approximately $21 million was received in the third quarter of fiscal year 2012. The insurance proceeds partially offset approximately $13 million in costs pertaining to the settlement of court proceedings related to the South Fort Meade mine and $7 million in charitable contributions to the Mosaic Foundation in the third quarter of the prior year.

Foreign Currency Transaction Gain (Loss)

For the three and nine months ended February 28, 2013, we recorded a foreign currency transaction gain of $32.3 million and a loss of $13.0 million, respectively, compared with a loss of $44.0 million and a gain of $5.4 million, respectively, for the same periods in the prior year. For the three months ended February 28, 2013, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates and the effect of the weakening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables. For the nine months ended February 28, 2013, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

For the three months ended February 29, 2012, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates. For the nine months ended February 29, 2012 the gain was mainly the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivable and cash held by our Canadian affiliates, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

Other (Expense)

For the three and nine months ended February 29, 2012, we recorded a pre-tax charge of approximately $20 million for the call premium related to the redemption of the remaining $469.3 million aggregate principal amount of our 7-5/8% Senior Notes due December 2016.

Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
February 28, 2013	24.0%	$108.9
February 29, 2012	24.5%	87.0

Nine months ended	Effective Tax Rate	Provision for Income Taxes
February 28, 2013	12.2%	$194.1
February 29, 2012	27.0%	522.8

Income tax expense was $108.9 million and $194.1 million and effective tax rates were 24.0% and 12.2% for the three and nine months ended February 28, 2013, respectively. For the three and nine months ended February 29, 2012, we had income tax expense of $87.0 million and $522.8 million and effective tax rates of 24.5% and 27.0%, respectively. Our income tax rate in fiscal year 2013 is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

For the nine months ended February 28, 2013, tax expense specific to the period included a benefit of $179.3 million related to the resolution of certain tax matters. Additionally, the income tax rate for the three and nine months ended February 28, 2013, excluding the items specific to the period, is lower than the income tax rate for three and nine months ended February 29, 2012 due to a more favorable mix of earnings.

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

Liquidity and Capital Resources

As of February 28, 2013, we had $3.3 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the remainder of fiscal 2013. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750.0 million credit facility, of which $737.3 million was available for working capital needs and investment opportunities as of February 28, 2013.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended February 28, 2013 and February 29, 2012:

	Nine months ended		2013-2012
(in millions)	February 28, 2013	February 29, 2012
			$ Change	% Change
Cash Flow
Net cash provided by operating activities	$1,032.8	$1,476.5	$(443.7)	(30%)
Net cash used in investing activities	(1,230.0)	(1,181.8)	(48.2)	(4%)
Net cash used in financing activities	(301.0)	(969.1)	668.1	69%

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.6 billion of cash and cash equivalents are held by non-U.S. subsidiaries, the majority of which is held in U.S. accounts, as of February 28, 2013. The majority of our funds are not subject to significant foreign currency exposures, as the bulk of these funds are held in U.S. denominated investments. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on remitting approximately $0.6 billion of cash associated with certain undistributed earnings, that are part of the permanently reinvested earnings discussed in Note 14 to our Consolidated Financial Statements in our 10-K Report.

Operating Activities

Net cash flow generated from operating activities has provided us with a significant source of liquidity. During the nine months ended February 28, 2013 and February 29, 2012, net cash provided by operating activities was $1.0 billion and $1.5 billion, respectively. During the nine months ended February 28, 2013, operating cash flows were primarily generated from net earnings. These were partially offset by lower customer prepayments combined with the effect of an increase in inventories, as we rebuilt North American phosphates inventories in anticipation of a strong spring application season from low levels at the beginning of the fiscal year.

Investing Activities

Net cash used in investing activities was $1.2 billion for each of the nine month periods ended February 28, 2013 and February 29, 2012. Investing activities in fiscal year 2013 were primarily composed of capital expenditures of $1.2 billion in the nine months ended February 28, 2013, of which $396.7 million related to our Potash expansion projects.

Financing Activities

Net cash used in financing activities for the nine months ended February 28, 2013, was $301.0 million, compared to $969.1 million for the same period in fiscal year 2012. In the prior year, approximately $1.2 billion of cash was used to repurchase Mosaic shares from the MAC Trusts and $505 million of cash was used to redeem the 7-5/8% Senior Notes due 2016. This use of cash was partially offset by net proceeds of $736 million received from the public offering of New Senior Notes in the second quarter of fiscal year 2012. In the current year, cash used in financing activities is primarily due to an increase in our quarterly dividend amount from $0.05 per share in the first quarter of fiscal year 2012 to $0.25 per share in the first quarter of the current fiscal year. This resulted in an increase in the dividend payments to $320.0 million for the nine months ended February 28, 2013, from $66.1 million for the same period a year ago.

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

•

the ability of Mosaic, Ma’aden and SABIC to agree upon definitive agreements relating to the prospective joint venture for the Wa’ad Al Shamal Phosphate Project, the final terms of any such definitive agreements, the ability of the joint venture to obtain project financing in acceptable amounts and upon acceptable terms, the future success of current plans for the joint venture and any future changes in those plans;

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

•

further developments in judicial or administrative proceedings including without limitation settlements thereof and actions taken by courts with respect to approvals of settlements, complaints that Mosaic’s operations are adversely impacting nearby business operations or properties, or resolution of global tax audit activity;

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

•	the success of our efforts to attract and retain highly qualified and motivated employees;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

•	brine inflows at our Esterhazy, Saskatchewan potash mine as well as potential inflows at our other shaft mines;

•	accidents involving our operations, including potential fires, explosions, seismic events or releases of hazardous or volatile chemicals;

•	terrorism or other malicious intentional acts;

•	other disruptions of operations at any of our key production and distribution facilities, particularly when they are operating at high operating rates;

•	changes in antitrust and competition laws or their enforcement;

•	actions by the holders of controlling equity interests in businesses in which we hold a noncontrolling interest;

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

Foreign Currency Exchange Contracts

As of February 28, 2013 and May 31, 2012, the fair value of our major foreign currency exchange contracts were ($40.8) million and ($13.5) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of February 28, 2013			As of May 31, 2012
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
	Years ending May 31,			Year ending May 31,
(in millions US$)	2013	2014		2013
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$420.6	$680.9	$(33.8)	$1,157.9	$(28.2)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0104	0.9986		0.9896
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$134.5	$1.6	$0.5	$394.6	$4.6
Weighted Average Rate—Brazilian real to U.S. dollar	2.0198	2.1890		1.9634
Notional (million US$)—short	$42.5	$49.7		$110.3
Weighted Average Rate—Brazilian real to U.S. dollar	2.0353	2.1237		1.9179
Indian Rupee
Notional (million US$)—long	$78.4	$110.6	$(7.3)	$141.7	$10.1
Weighted Average Rate—Indian rupee to U.S. dollar	55.6310	57.7737		52.6348
Foreign Currency Exchange Futures
Brazilian Real
Notional (million US$)—long	$16.0		$—	$31.5	$—
Weighted Average Rate—Brazilian real to U.S. dollar	1.9825			1.9537
Notional (million US$)—short				$15.8
Weighted Average Rate—Brazilian real to U.S. dollar				1.9984
Indian Rupee
Notional (million US$)—long	$6.0	$1.5	$(0.2)
Weighted Average Rate—Brazilian real to U.S. dollar	56.5963	54.7733

Total Fair Value			$(40.8)		$(13.5)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of February 28, 2013 and May 31, 2012, the fair value of our natural gas commodities contracts were ($8.7) million and ($21.4) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of February 28, 2013				As of May 31, 2012
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending May 31,				Years ending May 31,
(in millions)	2013	2014	2015		2013	2014
Natural Gas Swaps
Notional (million MMBtu)—long	4.8	12.2	3.4	$(8.7)	17.7	6.6	$(21.4)
Weighted Average Rate (US$/MMBtu)	$3.41	$4.47	$3.82		$3.26	$4.37

Total Fair Value				$(8.7)			$(21.4)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended February 28, 2013.

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

We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements in this report:

•

EPA Clean Air Act Initiative. In August 2008, we attended a meeting with the U.S Environmental Protection Agency (“EPA”) and U.S. Department of Justice (“DOJ”) at which we reiterated our responses to an August 2006 request from EPA under Section 114 of the Federal Clean Air Act (the “CAA”) for information and copies of records relating to compliance with National Emission Standards for Hazardous Air Pollutants for hydrogen fluoride at our Riverview, New Wales, Bartow, South Pierce and Green Bay facilities in Florida. During the third fiscal quarter of 2013, we finalized and funded the previously reported settlement with the EPA and DOJ to resolve this matter for an immaterial amount.

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

The Florida Department of Environmental Protection (the “FDEP”) has adopted state rules that could supplant many, or potentially all, of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. In June 2012, the FDEP rule was upheld by a state administrative law judge in an administrative proceeding challenging the rule brought by certain nongovernmental organizations and the FDEP rule was submitted to the EPA for approval. In July 2012, the nongovernmental organizations appealed the state administrative law judge’s decision upholding the FDEP rule to the Florida First District Court of Appeal. In February 2013, the Florida First District Court of Appeal upheld the administrative law judge’s decision.

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

On March 15, 2013, the EPA and the FDEP announced that the agencies had reached an agreement in principle under which the FDEP, not the EPA, would implement numeric nutrient criteria for Florida’s waters. Among other things, the agreement is contingent upon the State of Florida passing legislation requiring the development of numeric nutrient criteria for certain categories of other water bodies and the FDEP adopting by rule a standard for implementing numeric nutrient criteria in Florida.

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

March 28, 2013

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