Form 10-K
period 2013-05-31
MOSAIC CO
filed 2013-07-17
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

As of November 30, 2012, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant's outstanding voting common stock, and consisting of shares of Common Stock and Class A Common Stock, was approximately $20.1 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 297,061,272 shares of Common Stock, 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock, each par value $0.01 per share, as of July 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2013 Annual Meeting of Stockholders (Part III)

2013 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in the United States. We are the fourth largest producer of potash in the world. Through our broad product offering, we are a single source supplier of phosphate-and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan, New Mexico and Michigan. We have other production, blending or distribution operations in Brazil, China, India, Argentina, and Chile, and a strategic equity investment in a phosphate rock mine in the Bayovar region in Peru. Our operations serve the top four nutrient-consuming countries in the world.

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

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into two reportable business segments: Phosphates and Potash. The following charts show the respective contributions to fiscal 2013 sales volumes, net sales and operating earnings for each of these business segments:

Phosphates Segment — We are the largest integrated phosphate producer in the world and the largest producer and marketer of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Our Phosphates segment also includes our international distribution activities. Our distribution activities include sales offices, port terminals and warehouses in the United States, Canada, and several other key international countries. In addition, the international distribution activities include blending, bagging and production facilities in Brazil, China, India, Argentina and Chile. We accounted for approximately 12% of estimated global production and 59% of estimated North American production of concentrated phosphate crop nutrients during fiscal 2013.

Potash Segment — We are the fourth-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We accounted for approximately 13% of estimated global potash production and 42% of estimated North American potash production during fiscal 2013.

As used in this report:

•	“Mosaic” means The Mosaic Company, both before and after the Merger;

•	“GNS” means the company known as GNS II (U.S.) Corp. until it was renamed The Mosaic Company in connection with the Merger;

•	“MOS Holdings” means the company known as The Mosaic Company until it was renamed MOS Holdings Inc. in connection with the Merger;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries, individually or in any combination;

•	“Cargill Crop Nutrition” means the crop nutrient business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	“Cargill Transaction” means the transactions described below under “Cargill Transaction”;

•	“MAC Trusts” means the Margaret A. Cargill foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended;

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

Cargill Transaction

In fiscal 2011, Cargill divested its interest in us in a split-off (the “Split-off”) to its stockholders (the “Exchanging Cargill Stockholders”), including the MAC Trusts, and a debt exchange (the “Debt Exchange”) with certain Cargill debt holders (the “Exchanging Cargill Debt Holders”). The agreements relating to the Cargill Transaction contemplated an orderly distribution of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Following the Split-off and Debt Exchange, the MAC Trusts and Exchanging Cargill Debt Holders sold an aggregate of 157.0 million of these shares in underwritten public secondary offerings or to us. These transactions completed the disposition of shares designated to be sold during the 15-month period following the Split-off.

All other shares (approximately 128.8 million shares in the aggregate) of our Class A Common Stock (“Class A Shares”) received by the Exchanging Cargill Stockholders in the Split-off are generally subject to transfer restrictions unless we consent. These transfer restrictions are removed as the Class A Shares convert to regular Common Stock. A conversion of the Class A Shares into regular Common Stock would occur in three equal annual installments beginning on November 26, 2013 or if they are sold in one of the registered public secondary offerings described in the next sentence. In each of the calendar years 2013 through 2015, the MAC Trusts have an opportunity, from May 26 to June 26, to request that we register these shares for sale in an underwritten public secondary offering that could occur during the period May 26 through October 26. If such a request is made, or if we voluntarily offer to do so, we would effect such a registration for holders of Class A Shares who elect to participate. The maximum number of shares that would be included in each such offering would be determined by the lead underwriter chosen by us for such offering.

The agreements relating to the Cargill Transaction continue to restrict our ability to engage in share buybacks other than self-tender offers to all of our stockholders, including holders of Class A Shares, complying with Rule 13e-4 under the Securities Exchange Act of 1934. The restriction on share buybacks applies until November 26, 2013. A self-tender offer would require us to offer the same price to all holders of Class A Shares and Common Stock even though we are prohibited from purchasing Class A Shares at a premium to the volume-weighted average trading price of our Common Stock for the prior twenty trading days.

After May 26, 2013, we engaged in discussions with Cargill and the MAC Trusts regarding the disposition of the Class A Shares, including a potential share repurchase transaction. In connection with these discussions, we, with the MAC Trusts' support, requested that Cargill amend the split-off agreement to allow for a negotiated repurchase of Class A Shares prior to November 26, 2013. After considering the request, Cargill declined to amend the agreement to allow for earlier share repurchases. As a result, we are not permitted to engage in open market or negotiated share repurchases until after November 26, 2013. The only practical means for holders of the Class A Shares to dispose of their shares prior to that date would be through an underwritten public secondary offering, which could only be initiated by the MAC Trusts prior to June 26, 2013 or by us thereafter. After considering their alternatives, the MAC Trusts notified us that they would not exercise their first right to request an underwritten public secondary offering, that would occur during the period May 26, 2013 through October 26, 2013. We look forward to initiating share repurchases after November 26, 2013. At that time, depending on market conditions and sellers' interest, we will consider the repurchase of shares either in a negotiated transaction with the holders of the Class A Shares or through open market repurchases.

We have included additional information about the Cargill Transaction in Note 2 of our Consolidated Financial Statements and in response to Item 13 of Part III of this report, which information is incorporated herein by reference, and the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.

Other Business Developments during Fiscal 2013

We continue to execute on our strategic and other priorities. During fiscal year 2013, we concluded an extensive strategy review, establishing the following strategic priorities: people, growth, market access and innovation in order to accomplish our ultimate strategic priority of creating value for shareholders. In fiscal 2013, we took the following steps toward achieving our objectives:

•	People: Invest in people so that Mosaic is a company where people want to work and grow

•	We continue to improve on safety performance, setting a new record low for our injury frequency rate from last fiscal year’s record performance.

•	Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•

On March 19, 2013, we entered into a Heads of Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties intend to form a joint venture (the “Northern Promise Joint Venture”) to develop integrated phosphate production facilities in the Kingdom of Saudi Arabia. We would own 25% of the joint venture and market approximately 25% of the production of the joint venture. When completed, the project is expected to offer an additional source of phosphate crop nutrients and feed as well as facilitate access to key customers in India and Asia. Completion of a definitive shareholders agreement is ongoing.

•

We continued the expansion of capacity in our Potash segment, in line with our view of the long-term fundamentals of increasing global demand in that business. From the inception of our brownfield expansions, our plans provide for an increase in our annual operational capacity for finished product by approximately five million tonnes. We have deferred construction on approximately two million tonnes of capacity until such time as construction costs moderate and we believe we are able to achieve higher expected returns on our investment.

•

We ended our obligation to supply potash from our Esterhazy mine under a tolling agreement (the “Tolling Agreement”) at the end of calendar 2012. In addition, effective December 31, 2012, we received credit for 1.2 million tonnes of potash capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to Canpotex Limited (“Canpotex”), increasing our allocation from 37.1% to 43.0%. We have been notified by Canpotex that our entitlement is being changed effective July 1, 2013 to approximately 40% as a result of a recent change in the members’ respective peaking capacities.

•	Annual operational capacity at the Miski Mayo mine, of which we own 35% through a joint venture, is expected to reach 3.5 million tonnes by the end of calendar 2013.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•

It is important that we have access to distribution facilities in key growing geographies, and we will accomplish that through our distribution relationships, and our own internal distribution network. For example, we intend to invest up to $300 million in Brazil – a key growth region and strategically important country – over the next five years.

•	Innovation: Build on our industry-leading product, process and sustainability innovations

•

We set a new record for sales of the premium product MicroEssentials® (“MES”). MES sales increased approximately 28% in the current fiscal year from the prior fiscal year. We believe our premium products provide us a competitive advantage with customers in North and South America.

•	Total Shareholder return: Deliver strong financial performance and provide meaningful returns to our shareholders

•	Beginning with the dividend paid in August 2012, we increased our annual dividend 100%, to $1.00 per share, from the level of $0.50 per share announced in February 2012.

•	Fiscal Year Change

•

On December 17, 2012, we announced that we will change our fiscal year end to December 31 from May 31. We will begin reporting quarterly results on a calendar-year basis with the quarter ending on September 30, 2013 and report results for a transition period of June 1 to December 31, 2013. Our first full calendar reporting year will be 2014. Unless otherwise noted, fiscal year as used in this report refers to the twelve months ended May 31.

We have included additional information about these and other developments in our business during fiscal 2013 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.

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

Phosphates Segment

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results include our international distribution activities in addition to the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member.

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients

Our U.S. phosphates operations have capacity to produce approximately 4.3 million tonnes of phosphoric acid (“P2O5”) per year, or about 8% of world capacity and about 46% of North American capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 3.8 million tonnes during fiscal 2013 and accounted for approximately 9% of estimated global production and 46% of estimated North American output during fiscal 2013.

Our phosphate crop nutrient products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Our principal phosphate crop nutrient products are:

•

Diammonium Phosphate (18-46-0) Diammonium Phosphate (“DAP”) is the most widely used high-analysis phosphate crop nutrient worldwide. DAP is produced by first combining phosphoric acid with anhydrous ammonia. This initial reaction creates a slurry that is then pumped into a granulation plant where it is reacted with additional ammonia to produce DAP. DAP is a solid granular product that is applied directly or blended with other solid plant nutrient products such as urea and potash.

•

Monoammonium Phosphate (11-52-0) Monoammonium Phosphate (“MAP”) is the second most widely used high-analysis phosphate crop nutrient and the fastest growing phosphate product worldwide. MAP is also produced by first combining phosphoric acid with anhydrous ammonia in a reaction vessel. The resulting slurry is then pumped into the granulation plant where it is reacted with additional phosphoric acid to produce MAP. MAP is a solid granular product that is applied directly or blended with other solid plant nutrient products.

•

MicroEssentials® is a value-added ammoniated phosphate product that is enhanced through a patented process that creates very thin platelets of sulfur and other micronutrients, such as zinc, on the granulated product. The patented process incorporates both the sulfate and elemental forms of sulfur, providing season long availability to crops.

Production of our animal feed ingredients products is located at our New Wales, Florida facility. We market our feed phosphate primarily under the leading brand names of Biofos® and Nexfos®.

Our primary phosphate crop nutrient production facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned phosphate mines in Florida:

Annual capacity by plant as of May 31, 2013 and production volumes by plant for fiscal 2013 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials® /Feed Phosphate
Facility	Operational Capacity(b)	Production	Operational Capacity(b)	Production
Florida:
Bartow	0.9	0.9	2.2	2.0
New Wales	1.7	1.5	4.1	3.3
Riverview	0.9	0.8	1.8	1.8

	3.5	3.2	8.1	7.1
Louisiana:
Faustina	-	-	1.6	1.1
Uncle Sam	0.8	0.6	-	-

	0.8	0.6	1.6	1.1

Total	4.3	3.8	9.7	8.2

(a)	Our ability to produce processed phosphates has been less than our operational capacity stated in the table above, except to the extent we purchase phosphoric acid.
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

We produced approximately 7.6 million tonnes of concentrated phosphate crop nutrients for fiscal 2013 and accounted for roughly 12% of estimated world output and 59% of estimated North American production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 15.4 million tonnes in fiscal 2013 and accounted for approximately 8% of estimated world production and 49% of estimated North American production. We are the world’s second largest miner of phosphate rock and currently operate four mines with a combined annual capacity of approximately 16.0 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.

All of our wholly owned phosphate mines and related mining operations are located in central Florida. During fiscal 2013, we operated four active mines: Four Corners, South Fort Meade, Hookers Prairie and Wingate. We plan to develop two large mines at Ona and at DeSoto to replace mines that will be depleted at various times during the next decade.

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

The following table shows, for each of our phosphate mines, annual capacity as of May 31, 2013 and rock production volume and grade for the past three fiscal years:

(tonnes in millions)	Annual Operational Capacity(a)	2013			2012			2011
Facility		Production	Average BPL(b)	% P2O5(c)	Production(d)	Average BPL(b)	% P2O5(c)	Production(d)	Average BPL(b)	% P2O5(c)
Four Corners	7.0	6.4	64.5	29.5	7.4	64.1	29.3	6.7	65.5	30.0
South Fort Meade	5.5	5.5	64.2	29.4	1.2	65.6	30.0	1.8	63.7	29.2
Hookers Prairie(e)	2.0	2.0	65.6	30.0	2.1	65.9	30.2	1.8	65.8	30.1
Wingate	1.5	1.5	61.8	28.3	1.4	62.8	28.7	1.0	64.6	29.6
Hopewell(f)	-	-	-	-	-	-	-	0.2	66.5	30.4

Total	16.0	15.4	64.4	29.5	12.1	64.4	29.5	11.5	65.2	29.8

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

(d)

Production at the South Fort Meade mine reflects the temporary shutdown during most of the first six months of fiscal 2011 and subsequently reduced production level for the remainder of that fiscal year and all of fiscal 2012 as a result of the preliminary injunctions entered in connection with court proceedings over the federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County (the “Hardee County Extension Permit Litigation”).

(e)	We expect to exhaust the Hookers Prairie mine’s reserves in calendar 2014.
(f)	The Hopewell mine’s reserves were exhausted in January 2011.

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

The following table sets forth our proven and probable phosphate reserves as of May 31, 2013:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL(d)	% P2O5
Active Mines
Four Corners	52.6		63.9	29.2
South Fort Meade	44.0		64.4	29.5
Hookers Prairie	2.7	(e)	65.5	30.0
Wingate	37.8		63.2	28.9

Total Active Mines	137.1		63.9	29.2
Planned Mining
Ona	245.5		63.5	29.0
DeSoto	149.6	(f)	64.6	29.5

Total Planned Mining	395.1		63.9	29.2

Total Mining	532.2		63.9	29.2

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

(c)	Of the reserves shown, 498.7 million tonnes are proven reserves, while probable reserves totaled 33.5 million tonnes.
(d)	Average product BPL ranges from approximately 63% to 66%.
(e)

Of the tonnes shown at Hookers Prairie, our lease of 0.8 million tonnes requires us to pay royalties of $2.00 per short ton of the reserves that we mine. In addition, our lease of 0.4 million tonnes requires us to pay royalties between $1.25 to $1.35 per short ton. We estimate that Hookers Prairie mine’s reserves will be exhausted by the end of calendar 2014.

(f)

In connection with the sale in 1994 of certain of the surface rights related to approximately 40.7 million tonnes of the reported DeSoto reserves, we agreed not to mine such reserves until at least 2014. Our current mining plans do not contemplate mining these reserves until at least that time. In addition, in connection with the purchase in 1996 of approximately 108.9 million tonnes of the reported DeSoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2015 and (iii) re-convey to the seller the lands which are not scheduled to be mined upon completion of the permitting process and the approval of the Development Order for the mine.

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

•

We have a long-term mineral lease with SFMP. This lease expires on the earlier of December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each tonne mined and shipped from the areas that we lease from it. Royalty payments to SFMP averaged approximately $6 million annually over the last three fiscal years ended May 31, 2013, 2012 and 2011.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•

The surface rights to approximately 882 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we paid $1.5 million in royalties to the U.S. government in fiscal 2013.

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

Investments in Joint Ventures

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

On March 19, 2013, we entered into a Heads of Agreement with Ma’aden and SABIC under which the parties intend to enter into the Northern Promise Joint Venture. The Northern Promise Joint Venture would develop a mine and chemical complexes that is presently expected to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and tripolyphosphate in the Kingdom of Saudi Arabia. We would have a 25% interest in the joint venture and in connection with our equity share, we would market approximately 25% of the production of the joint venture. Subject to final financing terms, our cash investment would be up to $1 billion, funded over a four-year period beginning in calendar 2013. The joint venture’s final financing arrangements are expected to include commitments by the shareholders to fund, on a limited basis, certain construction cost overruns and provide guarantees of financing through the construction phase. The approximately $7 billion greenfield project would be built in the northern region of Saudi Arabia at Wa’ad Al Shammal Minerals Industrial City, and include further expansion of processing plants in Ras Al Khair Minerals Industrial City which is located on the east coast of Saudi Arabia. The facilities are expected to have a production capacity of approximately 3.5 million tonnes of finished product per year. The project is expected to benefit from the availability of key raw nutrients that are available from sources within Saudi Arabia. Operations are expected to commence in late calendar 2016.

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.5 million long tons of sulfur during fiscal 2013. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either direct to our phosphate plants or have it sent for gathering to terminals that are located on the US gulf coast.

We own and operate sulfur terminals in Houston, Texas and Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck, rail and barge from nearby refineries.

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

Ammonia

We use ammonia together with phosphoric acid to produce DAP, MAP and MES. We used approximately 1.4 million tonnes of ammonia during fiscal 2013. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia.

Our Florida ammonia needs are supplied by offshore producers, under multi-year contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in calendar 2013, which we may extend for up to five additional years. A third party operates the Port Sutton ammonia facility pursuant to an agreement that expires in calendar 2013, which we may extend for an unlimited number of additional five year terms, as long as we or the other party is entitled to operate the ammonia facility. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in calendar 2015. Ammonia is transported by pipeline from the terminals to our production facilities. We recently renewed the service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provide service through June 30, 2015 and may be extended in one year increments unless either party objects.

We produce ammonia at Faustina, Louisiana primarily for our own consumption. We have also begun front-end engineering and design work on a potential ammonia production plant at our existing Faustina site, which would substantially increase our capacity, allowing us to meet a significant portion of our internal needs. From time to time we sell surplus ammonia to unrelated parties.

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

Natural Gas

Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future gas purchases. The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts. On average, we purchase approximately 18 million MMbtu of natural gas per year for use in ammonia production at Faustina.

Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we purchase on average approximately two million MMbtu of natural gas per year in Florida only as a thermal fuel for various production processes.

Florida Land Holdings

We are a significant landowner in the State of Florida, which in the future is expected to return to its historical status as one of the fastest areas of population growth in the United States. We own land comprising approximately 255,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are not related to our operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our land assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps as part of a long-term future land use strategy to optimize the value of our land assets. For example, during fiscal 2011 we began development of Streamsong, a destination resort and conference center, in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to the two golf courses and clubhouse that were opened in fiscal year 2013, the resort and conference center are expected to be completed in calendar 2014.

International Production

Our international operations include production in Brazil and Argentina. Our production facilities include plants that produce up to 740,000 tonnes per year of single superphosphate (“SSP”) and granulated SSP crop nutrients by mixing sulfuric acid with phosphate rock purchased from unrelated third party and the Miski Mayo Mine.

Potash Segment

We are one of the leading potash producers in the world. We mine and process potash in Canada and the United States and sell potash in North America and internationally. The term “potash” applies generally to the common salts of potassium. Muriate of potash (“MOP”) is the primary source of potassium for the crop nutrient industry. Red MOP has traces of iron oxide. The granular and standard grade Red MOP products are well suited for direct fertilizer application and bulk blending. White MOP has a higher percent potassium oxide (“K2O”). White MOP, besides being well suited for the agricultural market, is used in many industrial applications.

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

We have a long term potash capacity expansion plan in Saskatchewan, Canada in response to expected growth in global potash demand. From the inception of our brownfield expansions, our plans provide for an increase in our annual operational capacity for finished product by approximately five million tonnes.

•	At our Esterhazy mine, the K2 shaft underground and mill expansions are complete and the K3 shaft is scheduled for completion in 2017.

•	Our Colonsay mine’s new mill is being commissioned and underground work will be completed during calendar 2013.

•	Our Belle Plaine Stage One expansion will come on-line in early 2014.

We have deferred construction on approximately two million tonnes of capacity until such time as construction costs moderate and we believe we are able to achieve higher expected returns on our investment.

POTASH EXPANSION PROJECTS

(tonnes in millions)	Estimated Completion (Fiscal Year)(a)	Estimated In-service (Fiscal Year)(b)	Estimated Additional Annual Operational Capacity(c)
Complete
Colonsay		2011-2012	0.2
Esterhazy
K1		2012	0.1
K2		2013	0.7
Belle Plaine		2013-2016	0.6
In progress
Colonsay	2014	2014-2015	0.5
Esterhazy
K3	2017	2017-2018	0.9
Future(d)
Belle Plaine			1.5
Colonsay			0.5

			5.0

(a)	Estimated completion years indicate when capital will be substantially invested.
(b)	Estimated in-service years indicate when capacity is expected to begin to be added; does not necessarily reflect full operating capacity.
(c)	Project engineering estimates will be impacted by factors which include the quality of reserves and nature of geological formations we are mining at a particular time.
(d)	Brownfield expansions currently deferred (the “Future Expansions”).

As shown in the table above, we have realized the first capacity increases from the expansions at our potash mines. In addition, we anticipate that additional capacity increases will begin to be realized from expansion projects at our Belle Plaine and Colonsay potash mines beginning in fiscal 2014. All other expansion projects are progressing as planned. We estimate that our total operational capacity including the planned expansions and the Future Expansions will approximate 14.6 million tonnes. We estimate that our proven peaking capacity including the planned expansions and the Future Expansions will approximate 16.1 million tonnes.

The map below shows the location of each of our potash mines.

Our current potash annualized operational capacity totals 10.7 million tonnes of product per year and accounted for approximately 13% of world capacity and 35% of North American capacity. Production during fiscal 2013 totaled 8.3 million tonnes and accounted for approximately 13% of estimated world production and 42% of estimated North American production.

The following table shows, for each of our potash mines, annual capacity as of May 31, 2013 and volume of mined ore, average grade and finished product output for the past three fiscal years:

(tonnes in millions)			2013			2012			2011
Facility	Annualized Proven Peaking Capacity (a)(c )(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product	Ore Mined	Grade % K2O(f)	Finished Product
Canada
Belle Plaine—MOP	2.8	2.4	8.1	18.0	2.1	8.8	18.0	2.3	8.4	18.0	2.2
Colonsay—MOP	1.8	1.5	3.2	25.8	1.1	3.1	25.4	1.1	3.2	25.0	1.1
Esterhazy—MOP	5.3	5.3	12.6	23.0	4.0	12.4	23.2	4.0	11.8	23.9	3.9

Canadian Total	9.9	9.2	23.9	21.7	7.2	24.3	21.6	7.4	23.4	21.9	7.2
United States
Carlsbad—MOP	0.5	0.5	3.2	10.5	0.3	2.5	10.6	0.2	3.0	10.2	0.3
Carlsbad—K-Mag® (g)	1.1	1.0	3.7	5.7	0.7	3.8	5.1	0.8	3.5	5.1	0.7

Carlsbad Total	1.6	1.5	6.9	7.9	1.0	6.3	7.2	1.0	6.5	7.4	1.0
Hersey—MOP(h)	-	-	0.1	26.7	0.1	0.2	26.7	0.1	0.1	26.7	0.1

United States Total	1.6	1.5	7.0		1.1	6.5		1.1	6.6		1.1

Totals	11.5	10.7	30.9	18.6	8.3	30.8	18.7	8.5	30.0	18.8	8.3

Total excluding toll production(i)					7.8	27.5		7.4	27.2		7.4

(a)	Finished product.
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

(e)

Annual operational capacity is our estimated long term potash capacity based on the quality of reserves and the nature of the geologic formations expected to be mined, milled and/or processed over the long term, average amount of scheduled down time and product mix, and no significant modifications to operating conditions, equipment or facilities. Operational capacities will continue to be updated to the extent new production results impact ore grades assumptions.

(f)	Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(g)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(h)	The Hersey facility also mines, processes and sells salt. We currently operate Hersey at minimum production levels.
(i)	We toll produced MOP, for an unrelated third party, at our Esterhazy mine under a Tolling Agreement that expired December 31, 2012.

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

Our potash mines in Canada produce MOP exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 1,000 meters where continuous mining machines cut out the ore face and load it onto conveyor belts. The ore is then crushed, moved to storage bins and hoisted to refineries above ground. In contrast, our solution mining process involves heated brine, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 1,500 meters. A cluster consists of a series of boreholes drilled into the potash ore. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, the solution is pumped into a cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 14 different MOP products, including industrial grades, many through proprietary processes.

Under the Tolling Agreement, we mined and refined Potash Corporation of Saskatchewan Inc.’s (“PCS’s”) potash reserves at our Esterhazy mine for a nominal fee plus a pro rata share of operating and capital costs for approximately forty years. Under the agreement, we delivered to PCS up to 1.1 million tonnes of potash per year. The Tolling Agreement expired December 31, 2012. The productive capacity at our Esterhazy mine previously used to satisfy our obligations under the Tolling Agreement is now fully available to us for sales to any of our customers at then-current market prices.

As previously reported, on December 7, 2011, we and PCS settled, among other matters, a dispute regarding the expiration of the Tolling Agreement. Under the settlement, the Tolling Agreement expired at December 31, 2012. In addition, effective December 31, 2012, we received credit for 1.2 million tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex, capacity which was previously allocated to PCS. Canpotex is an export association of certain Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	14,649	10,524	113,020	138,193
Leased from Province	51,568	67,006	191,633	310,207
Leased from others	-	2,726	68,766	71,492

Total under control	66,217	80,256	373,419	519,892

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

Since December 1985, we have effectively managed an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced changing amounts and patterns of brine inflows at Esterhazy. To date, the brine inflow, including our remediation efforts to control it, have not had a material impact on our production processes or volumes. The volume of the net brine inflow (the rate of inflow less the amount we are pumping out of the mine) or net outflow (when we are pumping more brine out of the mine than the rate of inflow) fluctuates and is dependent on a number of variables, such as the location of the source of the inflow; the magnitude of the inflow; available pumping, surface and underground brine storage capacities; underground injection well capacities, and the effectiveness of calcium chloride and cementatious grout used to reduce or prevent the inflows, among other factors. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized and others that have been charged to expense, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our Esterhazy mine has had an inflow of salt saturated brine for more than 25 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows. We have begun construction of a new third shaft at the Esterhazy mine as part of our potash expansion plan which is also designed to mitigate risk from current and future inflows.

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

Our potash mineral rights in the United States consist of the following:

	Carlsbad	Hersey	Total
Acres under control
Owned in fee	-	581	581
Long-term leases	77,103	1,799	78,902

Total under control	77,103	2,380	79,483

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

At the Carlsbad facility, we mine and refine potash from 77,103 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 256 million tonnes of potash mineralization (calculated after estimated extraction losses) in two mining beds evaluated at thicknesses ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 16 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 20 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for approximately 31 years and 19 years, respectively.

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

Royalties for the U.S. operations amounted to approximately $20.4 million for fiscal 2013. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases.

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

Our estimated recoverable potash reserves and non-reserve potash mineralization as of May 31, 2013 for each of our mines is as follows:

(tonnes in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	797	18.0	2,331
Colonsay	224	26.4	295
Esterhazy	860	24.5	729

sub-totals	1,881	22.0	3,355
United States
Carlsbad	256	7.7	-
Hersey	40	26.7	-

sub-totals	296	10.2	-

Totals	2,177	20.4	3,355

(a)

There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes 1.3 billion tonnes of proven reserves and 0.9 billion tonnes of probable reserves.
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

Natural Gas

Natural gas is used at our potash solution mines as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. Our two solution mines accounted for approximately 78% of our Potash segment’s total natural gas requirements for potash production in fiscal 2013. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 17 million MMbtu for fiscal 2013. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operations in Michigan and New Mexico purchase physical gas in their respective regional markets via the MichCon and El Paso Permian Basin market hubs as pricing references, respectively. We use financial derivative contracts to manage the price of portions of our future purchases.

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

International

Outside of the United States and Canada, we market our Phosphates segment’s products through PhosChem, as well as our Phosphates segment’s own international distribution activities. During fiscal 2013, PhosChem marketed approximately 67% of our phosphate export sales volume. We administer PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represent approximately 59% of total U.S. export volume of concentrated phosphates and 10% of global trade volume. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include India, Brazil, Australia, Japan and Colombia.

Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex. Canpotex sales are allocated among its members based on peaking capacity. Our current entitlement is 43.0%, by volume, of Canpotex’s requirements. We have been notified by Canpotex that our entitlement is being changed effective July 1, 2013 to approximately 40% as a result of a recent change in the members’ respective peaking capacities. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Phosphates segment international distribution activities, which acquire potash primarily through Canpotex. The largest amount of international potash sales, by volume, are to Brazil, China, Indonesia, Malaysia, India, Japan, Korea, Thailand, Taiwan and Australia.

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

COMPETITION

Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale, transportation and storage efficiencies, and obtain market intelligence. Also, we believe our premium products provide us a competitive advantage with customers in North and South America.

Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth regions of Latin America and Asia, with port terminals, warehouses, and blending plants in the following countries: Brazil, Argentina, Chile, China, and India. Our global presence allows us to efficiently serve customers in approximately 40 countries.

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

We believe that we are a low cost integrated producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock also allows us to reduce our purchases of phosphate rock from other suppliers. In addition, we expect that the Northern Promise Joint Venture will enable us to not only further diversify our sources of phosphates but also improve our access to key agricultural countries in Asia and the Middle East.

We produce ammonia at our Faustina, Louisiana concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With no captive ammonia production in Florida, we are subject to significant volatility in our purchase price of ammonia from world markets. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input. We believe that our investments in sulfur transportation assets continue to afford us a competitive advantage compared to other North American producers in cost and access to sulfur.

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

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America against various independent and state-owned potash producers. We also ship product from our Carlsbad, New Mexico, potash facility to our South American and Asian distribution centers. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that our potash cost structure is competitive in the industry and should improve as we achieve the expected increases in production from our potash expansion projects.

FACTORS AFFECTING DEMAND

Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop conditions; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes, and demand for more protein rich food, particularly in developing regions such as China, India, and Latin America; changing demand for biofuels; variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations about farmer economics, future crop nutrient prices and availability and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.

We sell products throughout the world. Unfavorable changes in trade protection laws, policies and measures, government policies and other regulatory requirements affecting trade; unexpected changes in tax and trade treaties; strengthening or weakening of foreign economies as well as political relations with the United States may cause sales trends to customers in one or more foreign countries to differ from sales trends in the United States.

Our international operations are subject to risks from changes in foreign currencies, or government policy, which can affect local farmer economics.

OTHER MATTERS

Employees

We had approximately 8,400 employees as of May 31, 2013, consisting of approximately 3,600 salaried and 4,800 hourly employees.

Labor Relations

As of May 31, 2013:

•

We had ten collective bargaining agreements with unions covering approximately 93% of our hourly employees in the U.S. and Canada. Of these employees, approximately 32% are covered under collective bargaining agreements scheduled to expire in fiscal 2014.

•

Agreements with ten unions covered all employees in Brazil, representing 73% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of July 16, 2013 is set forth below:

Name	Age	Position
Anthony T. Brausen	54	Senior Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	61	Senior Vice President—Phosphates Operations
Mark E. Kaplan	45	Vice President—Public Affairs
Richard L. Mack	45	Executive Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	56	Senior Vice President—Commercial
James “Joc” C. O’Rourke	52	Executive Vice President—Operations and Chief Operating Officer
James T. Prokopanko	59	Chief Executive Officer, President and Director
Corrine D. Ricard	50	Senior Vice President—Human Resources
Lawrence W. Stranghoener	59	Executive Vice President and Chief Financial Officer

Anthony T. Brausen. Mr. Brausen was elected Senior Vice President—Finance and Chief Accounting Officer of Mosaic in December 2011. His responsibilities include global Accounting, Financial Planning, Treasury, Tax, Risk Advisory & Assurance and Information Technology. Previously, Mr. Brausen served as Vice President—Finance and Chief Accounting Officer since April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company, a designer, manufacturer and marketer of floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products, since March 2000. From 1989-2000, Mr. Brausen held several financial management positions, including Vice President and Treasurer, Assistant Controller and Director of Investor Relations, with International Multifoods Corporation, a diversified publicly-traded food processor and distributor. From 1981-1989, Mr. Brausen held various positions with KPMG LLP.

Gary “Bo” N. Davis. Mr. Davis was elected Senior Vice President—Phosphate Operations of Mosaic in July 2011. Previously, Mr. Davis served as Vice President—Phosphate Operations of Mosaic since June 2010, as Vice-President—Phosphate Operations for all of Mosaic’s Florida and Louisiana operations since 2007 and Vice President of Mining since Mosaic’s formation in 2004. Prior to the Combination, Mr. Davis held several positions at Cargill, including Vice President, Operations for the fertilizer division from 1999 to 2004. Mr. Davis has worked in the crop nutrient industry for over 30 years.

Mark E. Kaplan. Mr. Kaplan was elected Vice President—Public Affairs in August 2011. Mr. Kaplan joined Mosaic in January 2007 as Vice President – Planning and Government Affairs of our subsidiary Mosaic Fertilizer, LLC to lead its government affairs function in Florida. In May 2010, Mr. Kaplan became Vice President – Public Affairs and Policy for Mosaic’s Phosphates business segment, leading its overall public affairs function. Prior to joining Mosaic, Mr. Kaplan served as chief of staff for former Florida Governor Jeb Bush. He also held roles as president and general counsel of Carlisle Development Group LLC, executive director of the Florida Housing Finance Corporation and a shareholder in the law firm Katz, Kutter, Haigler, Alderman, Bryant & Yon, P.A.

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

James “Joc” C. O’Rourke. Mr. O’Rourke was promoted to Executive Vice President—Operations and Chief Operating Officer in August 2012. Previously, Mr. O’Rourke served as Executive Vice President—Operations since January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit consisting of five gold and copper mines; and General Manager Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. Mr. O’Rourke had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984.

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

International market conditions, which are also outside of our control, may also significantly influence our operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, including subsidy policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

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

Competitors and potential new entrants in the markets for both concentrated phosphate crop nutrients and potash have in recent years expanded capacity or begun, or announced plans, to expand capacity or build new facilities. The extent to which current global or local economic and financial conditions, changes in global or local economic and financial conditions, or other factors may cause delays or cancellation of some of these ongoing or planned projects, or result in the acceleration of existing or new projects, is unclear. In addition, the level of exports by producers of concentrated phosphate crop nutrients in China depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.

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

We cannot accurately predict when or whether competitors’ or new entrants’ ongoing or planned capacity expansions or new facilities will be completed, the timing of competitors’ tests to prove peaking capacity for Canpotex purposes, the cumulative effect of these and recently completed expansions, the impact of future decisions by the Chinese government on the level of Chinese exports of concentrated phosphate crop nutrients, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we are able to sell.

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

Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of concentrated phosphate products. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material impact on our business.

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

For fiscal 2013, we derived approximately 61% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, Argentina, Chile, China and India are a fundamental part of our business, and we have a joint venture investment in the Miski Mayo mine in Peru that supplies phosphate rock to us. We also recently entered into a Heads of Agreement to form the Northern Promise Joint Venture which would develop a mine and chemical complexes that we presently expect would produce phosphate fertilizers, animal feed, feed grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.

Natural resource extraction is an important part of the economy in Peru, and, in the past, there have been protests against other natural resource operations in Peru. As of the date of this report, there remain numerous social conflicts that exist within the natural resource sector in Peru and as a result there is potential for active protests against natural resource companies. If the Government of Peru’s proactive efforts to address the social and environmental issues surrounding natural resource activities were not successful, protests could extend to or impact the Miski Mayo mine and adversely affect our investment in the Miski Mayo joint venture or the supply of phosphate rock to us from the mine.

Adverse weather conditions, including the impact of potential hurricanes, excess rainfall or drought, have in the past, and may in the future, adversely affect our operations, particularly our Phosphates business, and result in increased costs, decreased production and potential liabilities.

Adverse weather conditions, including the impact of potential hurricanes and excess rainfall, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana. In addition, a release of phosphoric acid process wastewater at our Riverview, Florida facility during a hurricane resulted in a small civil fine, settlement for an immaterial amount of claims for natural resource damages by governmental agencies and an ongoing private class action lawsuit.

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

Conversely, drought can also adversely affect us. For example, drought can reduce farmers’ crop yields and the uptake of phosphates and potash, reducing the need for application of additional phosphates and potash for the next planting season. Drought can also lower river levels, adversely affecting delivery of our products to our customers.

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

For example:

•

In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009, in connection with our efforts to permit an extension of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers (the “Corps”) with respect to its actions in issuing a federal wetlands permit. The federal wetlands permit issued by the Corps has remained in effect. Mining on the extension commenced and approximately 600 acres were mined and/or disturbed. The remaining 1,200 acres of this extension of our Four Corners mine are not currently in our near-term mining plan. This lawsuit remains pending before the United States District Court for the Middle District of Florida, Jacksonville Division.

•

Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. In June 2010, the Corps issued the federal wetlands permit. Subsequently, certain non-governmental organizations filed another lawsuit in the United States District Court for the Middle District of Florida, Jacksonville Division, contesting the issuance of this federal wetlands permit, alleging that the Corps’ actions in issuing the permit violated several federal laws relating to the protection of the environment. Preliminary injunctions entered into in connection with this lawsuit resulted in shutdowns or reduced production at our South Fort Meade mine until April 2012. Following a settlement of the lawsuit in February 2012 and court approval, we were able to resume normal production at our South Fort Meade mine.

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

published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completed the final AEIS. The Corps issued the final AEIS on April 25, 2013. The final AEIS includes information on environmental impacts upon which the Corps will rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. The Corps has announced that it will issue an addendum to the AEIS to provide a Spanish language version of the Executive Summary section of the final AEIS and to address several minor technical questions raised by commenters. We do not expect that issuance of the addendum will delay our development of permit applications.

We have included additional discussion about permitting for our phosphate mines in Florida under “Environmental, Health and Safety Matters—Permitting” in our Management’s Analysis and in Note 21 of our Consolidated Financial Statements.

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

In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. In most cases, these financial assurance requirements have historically been satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we are unable to satisfy these financial strength tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent decree that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows or trusts, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the past, we have also not always been able to satisfy applicable financial strength tests, and in the future, it is possible that we will not be able to pass the applicable financial strength tests, negotiate consent decrees, establish escrow or trust accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost, or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.

As more fully discussed in Note 21 of our Consolidated Financial Statements, the U.S. Environmental Protection Agency is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are negotiating with the government the terms of a possible settlement of certain matters related to this review. The final terms of this possible settlement are not yet agreed or approved; however, if a settlement can be achieved, in all likelihood our multi-faceted commitments would include as one of its key elements our deposit into a trust fund of an amount currently estimated at $625 million to pre-fund a material portion of our existing asset retirement obligations for closure and post-closure care of our phosphogypsum management systems.

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

We have in the past been, are currently and may in the future be subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. These proceedings may be brought by the government or private parties and may arise out of a variety of matters, including:

•

Allegations by the government or private parties that we have violated the permitting, financial assurance or other environmental, health and safety laws and regulations discussed above. For example, in connection with possible settlement of matters relating to the U.S. Environmental Protection Agency’s ongoing review of mineral processing industries under the U.S. Resource Conservation and Recovery Act, we anticipate that any settlement would include, in general and among other elements, in addition to the trust fund discussed above, our commitment to capital expenditures likely to exceed $150 million in the aggregate over a period of several years and civil penalties. We are also involved in other proceedings alleging that, or to review whether, we have violated environmental laws in the United States and Brazil.

•

Other environmental, health and safety matters, including alleged personal injury, wrongful death, complaints that our operations are adversely impacting nearby farms and other business operations, other property damage, subsidence from mining operations, natural resource damages and other damage to the environment, arising out of operations, including accidents. For example, several actions were initiated by the government and private parties related to releases of phosphoric acid process wastewater at our Riverview, Florida facility during the hurricanes in 2004.

•

Antitrust, commercial, tax (including tax audits) and other disputes. For example, we were one of a number of defendants in multiple class-action lawsuits, in which the plaintiffs sought unspecified amounts of damages including treble damages, alleging that we and other defendants conspired to, among other matters, fix the price at which potash was sold in the United States, allocated market shares and customers and fraudulently concealed their anticompetitive conduct. In January 2013, we settled these class action antitrust lawsuits for an aggregate of $43.8 million.

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

Settlements of legal and regulatory matters frequently require court approval. In the event a court were not to approve of a settlement, it is possible that we and the other party or parties to the matter might not be able to settle it on terms that were acceptable to all parties or that we could be required to accept more stringent terms of settlement than required by the opposing parties.

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

Among other matters, there are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:

•

On December 6, 2010, the EPA adopted numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams (the “NNC Rule”). The NNC Rule set criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida by March, 2012. Subsequently, in a lawsuit that we and others brought, a federal court invalidated the NNC Rule in part, upheld it in part, remanded the invalid parts of the rule to the EPA for reconsideration and reproposal and postponed the effective date of the parts of the rule that the court upheld. The part of the EPA’s NNC Rule that applies to lakes and springs is now in effect, and we are reviewing its potential effect on us. Other portions of the proposed NNC Rule remain pending. The Florida Department of Environmental Protection (“FDEP”) has adopted state rules that could supplant many of the requirements of the NNC Rule, and the EPA and the FDEP have reached an agreement in principle under which the FDEP, not the EPA, would implement numeric nutrient criteria for Florida’s water. The agreement in principle is contingent upon the State of Florida passing further legislation and the EPA adopting further rules. Subject to further legislative, rulemaking and litigation developments, we expect that compliance with the requirements of the NNC Rule could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

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

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $3.7 billion as of May 31, 2013. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

We have stated our intention to consider repurchases of our shares once restrictions under the agreements relating to the Cargill Transaction expire on November 26, 2013. In the event we repurchase our shares, our substantial cash balances and liquidity could be reduced.

The agreements relating to the Cargill Transaction prevent us from repurchasing our shares in a negotiated transaction or through open market repurchases until November 26, 2013. We have announced our intention to consider repurchasing shares, either in negotiated transactions with the Class A shareholders or through open market repurchases, once the restrictions under the agreements relating to the Cargill Transaction expire. We have also indicated our willingness to use our available debt capacity, as well as our surplus cash, to fund share repurchases, financial assurance requirements arising in our business and strategic investments. To the extent we utilize our surplus cash and/or available debt capacity for these purposes, our available cash and liquidity could be reduced.

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

We recently entered into a Heads of Agreement to form the Northern Promise Joint Venture that would develop a mine and chemical complexes for an estimated $7 billion that would produce phosphate fertilizers, animal feed, feed grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. We expect to have a 25% interest in the joint venture and expect our cash investment will be up to $1 billion, funded over a four-year period. The success of this joint venture will depend on, among other matters, the ability of Mosaic, Ma’aden and SABIC to agree upon definitive agreements relating to the Northern Promise Joint Venture, the final terms of any such definitive agreements, the ability of the Northern Promise Joint Venture to obtain project financing in acceptable amounts and upon acceptable terms, the future success of current plans for the Northern Promise Joint Venture and any future changes in those plans.

We also hold minority ownership interests in a joint venture that owns and operates a phosphate rock mine and in other companies that are not controlled by us. We expect that the operations and results of the Northern Promise Joint Venture will be, and the operations or results of some of the other joint ventures or companies are, significant to us, and their operations can affect our earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity.

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

At various times, we experience changing amounts and patterns of brine inflows at the Esterhazy mine. Periodically, some of these inflows have exceeded available pumping capacity. If that were to continue for several months without abatement, it could exceed our available storage capacity and ability to effectively manage the brine inflow. This could adversely affect production at the Esterhazy mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis for a discussion of costs and other information relating to the brine inflows. The brine inflow is variable, resulting in both net inflows (the rate of inflow is less the amount we are pumping out of the mine) and net outflows (when we are pumping more brine out of the mine than the rate of inflow). There can be no assurance that:

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

•

the volumes of the brine inflows will not fluctuate from time to time, the rate of the brine inflows will not be greater than our prior experience or current assumptions, changes in inflow patterns will not adversely affect our ability to locate and manage the inflows, or that any such fluctuations, increases or changes would not be material; and

•	the expenditures to control the inflows will be consistent with our prior experience or future estimates.

From time to time, new or improved technology becomes available to facilitate our remediation of the inflows, such as horizontal drilling techniques. Taking advantage of these new or improved technologies may require significant capital expenditures and/or may increase our costs of remediation.

It is possible that the costs of remedial efforts at Esterhazy may further increase beyond our current estimates in the future and that such an increase could be material, or, in the extreme scenario, that the water inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mine, which in turn could significantly negatively impact our results of operations, liquidity or capital resources.

Due to the ongoing brine inflow at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Our mines at Colonsay, Saskatchewan, and Carlsbad, New Mexico, are also subject to the risks of inflow of water as a result of our shaft mining operations.

Other accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures.

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

We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants and store ammonia at some of our distribution facilities. We are considering a possible significant expansion of our ammonia production at our Faustina, Louisiana phosphate concentrates plant. For our Florida phosphates concentrates plants, ammonia is received at terminals in Tampa and transported by pipelines to our facilities. Our ammonia is generally stored and transported at high pressures. An accident could occur that could result in serious injuries or death, or the evacuation of areas near an accident. An accident could also result in property damage or the shutdown of our Florida or Louisiana phosphates concentrates plants, the ammonia terminals or pipelines serving those plants or our other ammonia storage and handling facilities. As a result, an accident involving ammonia could have a material adverse effect on our results of operations, liquidity or financial condition.

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

Tax rules governing the Cargill Transaction limited our ability to execute certain actions for a period of time following the Cargill Transaction and, if our procedures for compliance with those restrictions were ineffective, notwithstanding the IRS ruling and tax opinion issued to Cargill in connection with the Cargill Transaction, we could owe significant tax-related indemnification liabilities to Cargill.

The IRS issued a ruling to the effect that the Split-off that is part of the Cargill Transaction would be tax-free to Cargill and its stockholders, and in connection with the completion of the Cargill Transaction, Cargill received a tax opinion relating to certain tax consequences of the Cargill Transaction. Notwithstanding the IRS ruling and tax opinion, however, the Split-off and Debt Exchanges could be taxable to Cargill and its stockholders under certain circumstances. Therefore, we and Cargill agreed to tax-related restrictions and indemnities set forth in a tax agreement related to the Cargill Transaction, under which we were restricted or deterred from taking certain actions until May 26, 2013, including (i) redeeming or purchasing our stock in excess of agreed-upon amounts; (ii) issuing any equity securities in excess of agreed upon amounts; (iii) approving or recommending a third party’s acquisition of us; (iv) permitting any merger or other combination of Mosaic or MOS Holdings; and (v) entering into an agreement for the purchase of any interest in Mosaic or MOS Holdings, subject to certain exceptions. We agreed to indemnify Cargill for taxes and tax-related losses imposed on Cargill as a result of the Split-off and/or Debt Exchange failing to qualify as tax-free, if the taxes and related losses are attributable to, arise out of or result from certain prohibited acts or to any breach of, or inaccuracy in, any representation, warranty or covenant made by us in the tax agreement referred to above. The taxes and tax-related losses of Cargill would be material if these transactions fail to qualify as tax-free, and, if our procedures for avoiding any of these prohibited acts or breaches were ineffective, this indemnity would result in material liabilities from us to Cargill that could have a material adverse effect on us. For a further discussion of the restrictions and indemnities set forth in the agreements related to the Cargill Transaction, please see Note 2 to our Consolidated Financial Statements.

Limitations on equity buybacks.

The agreements relating to the Cargill Transaction restrict our ability to buy back our shares (other than self-tender offers to all of our stockholders complying with Rule 13e-4 under the Securities Exchange Act of 1934). This restriction applies until November 26, 2013. The restriction may prevent us from pursuing business opportunities that may arise prior to expiration of such restriction. Please see Note 2 to our Consolidated Financial Statements for a summary of this restriction. In addition, we are restricted from buying shares of Class A Common Stock at a premium to the then-current market price of the Common Stock.

Stock sales following the Split-off may affect the stock price of our common stock.

The agreements relating to the Cargill Transaction provide for the possibility of another series of underwritten secondary public offerings, which would begin no earlier than May 26, 2013, with respect to our shares received by Exchanging Cargill Stockholders (including shares received but not previously sold by the MAC Trusts). This second series of underwritten secondary public offerings is expected to be completed, at the latest, by

October 26, 2015. These sales could result in downward pressure on the stock price of our common stock. The MAC Trusts have notified us that they will not exercise their first right to request such an offering during the period of May 26, 2013 through October 26, 2013.

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

We have initiated several significant strategic initiatives, principally our plans to expand the annual production capacity of our Potash business and the prospective Northern Promise Joint Venture. These strategic initiatives involve capital and other expenditures of several billions of dollars over a number of years and require effective project management. To the extent the processes we (or, for the Northern Promise Joint Venture, we together with Ma’aden and SABIC) put in place to manage these initiatives are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Information regarding our plant and properties is included in Part I, Item 1, “Business,” of this report.

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 21 of our Notes to Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 21 of our Notes to Consolidated Financial Statements:

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

The EPA has stated that the criteria in the two new proposed rules either would supplement the scope of the FDEP rule, or would apply to all waters in Florida in the event that the FDEP rule does not go into effect. By its terms, the FDEP rule will not take effect until EPA withdraws the criteria upheld by the Tallahassee District Court in February 2012. The EPA also suggested that if FDEP takes further action or provides clarifications to the existing FDEP rule that would address nutrient discharges to waters not covered by the FDEP rule, the EPA would take other action, including not finalizing its proposed rules and withdrawing its current nutrient rules. In connection with that process, the EPA proposed to extend the effective date of all of its final NNC Rules from January 6, 2013 until November 15, 2013.

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

On April 12, 2013, the Tallahassee District Court granted the EPA’s motion to delay the effective date of the EPA’s rules establishing downstream protection values but denied the EPA’s motion to delay the effective date of the EPA’s NNC Rule for lakes and springs, which are now in effect. We are reviewing the potential effect on us of the NNC Rule for lakes and springs.

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

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,393,359	$43.93	16,429,641
Equitycompensation plans not approved by stockholders	-	-	-

Total	3,393,359	$43.93	16,429,641

(a)

Includes grants of stock options, time-based restricted stock units, performance units and retention awards. For purposes of the table above, the number of shares to be issued under a performance unit reflects the maximum number of shares of our common stock that may be issued pursuant to such performance unit; the actual number of shares to be issued will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon), is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon) is at least twice its market price on the date of grant. For purposes of the table above, the number of shares to be issued under a retention award reflects the fixed dollar value of the award divided by the market price of a share of our common stock at the close of business on May 31, 2013. A retention award will be paid if the participant is employed by us on July 21, 2014.

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

Item 6. Selected Financial Data.

We have included selected financial data for our fiscal years 2009 through 2013 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2013 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2013 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2013 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2013 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2013 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2013 annual meeting of stockholders is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)

Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report and incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Date: July 16, 2013

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President and Director (principal executive officer)	July 16, 2013

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	July 16, 2013

/s/ Anthony T. Brausen Anthony T. Brausen	Senior Vice President—Finance and Chief Accounting Officer (principal accounting officer)	July 16, 2013

* Robert L. Lumpkins	Chairman of the Board of Directors	July 16, 2013

* Phyllis E. Cochran	Director	July 16, 2013

* Nancy E. Cooper	Director	July 16, 2013

* Gregory L. Ebel	Director	July 16, 2013

* William R. Graber	Director	July 16, 2013

* Emery N. Koenig	Director	July 16, 2013

* Harold H. MacKay	Director	July 16, 2013

* William T. Monahan	Director	July 16, 2013

* James L. Popowich	Director	July 16, 2013

* David T. Seaton	Director	July 16, 2013

* Steven M. Seibert	Director	July 16, 2013

*By:
/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as MOS Holdings Inc. (“MOS Holdings”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic dated October 22, 2004, and filed on October 28, 2004**

2.ii.	Letter Agreement dated April 11, 2005, to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

2.iii.	Form of Merger and Distribution Agreement, dated January 18, 2011, by and among MOS Holdings Inc., Cargill, The Mosaic Company (“Mosaic,” formerly known as GNS II (U.S.) Corp. (“GNS”), GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust*	Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS pursuant to Rule 424(b)(3) of the Securities Act on April 11, 2011***

2.iv.	Form of Registration Agreement, dated January 18, 2011, by and among MOS Holdings, Cargill, Mosaic, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Annex D to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.v.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings, Mosaic and Cargill (the “Tax Agreement”)	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2.vi.	Amendment, dated May 24, 2011, to Tax Agreement	Exhibit 2.1 to the Current Report on Form 8-K12B of Mosaic dated May 24, 2011 and filed on May 25, 2011**

2.vii.	Amended and Restated Governance Agreement, dated as of May 25, 2011, by and among MOS Holdings, Mosaic and each of the other parties thereto	Exhibit 2.2 to the Current Report on Form 8-K12B of Mosaic dated May 24, 2011 and filed on May 25, 2011**

2.viii.	Form of Registration Rights Agreement, dated as of January 18, 2011, among MOS Holdings, Mosaic and Cargill	Annex G to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

3.i.a.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

3.ii.	Amended and Restated Bylaws of Mosaic, effective July 19, 2012	Exhibit 3.1 to Mosaic’s Current Report on Form 8-K dated July 19, 2012, and filed on July 25, 2012**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

10.iii.c.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.d.****	Description of Mosaic Management Incentive Program		X

10.iii.e.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.f.****	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.f. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2011**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.g.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.h.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.i.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.b to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.j.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.k.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.l.****	Form of Director Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.m.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.n.****	Form of Senior Management Severance and Change in Control Agreement	Exhibit 10.78 to Amendment No. 2 to Registration Statement on Form S-1 filed by GNS II (U.S.) Corp. pursuant to Rule 424(b)(3) of the Securities Act on May 12, 2011*****

10.iii.o.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

10.iii.p.****	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.q.****	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.r.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.s.****	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved August 29, 2011	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.t.****	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Compensation Components and Process—Elements of Compensation—Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated August 23, 2012**

10.iii.u.****	Form of Retention Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**
10.iii.v.****	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved July 18, 2012	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.w.****	Form of Agreement between Cargill and Mosaic relating to certain former Cargill employees' participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.x.****	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan.		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.
*****	Registration Statement No. 333-172253

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture, which owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. Our Phosphates segment’s results also include our international distribution activities as well as the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales volume was approximately 93% for the fiscal year ended May 31, 2013.

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

Key Factors that can Affect Results of Operations and Financial Condition

Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The most important competitive factor for our products is delivered price. As a result, the markets for our products are highly competitive. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by significant raw material costs in our Phosphates business and fixed costs associated with owning and operating our major facilities.

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

Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Additionally, in certain circumstances the final price of our products is determined after shipment based on the current market at the time the price is agreed to with the customer. Forward sales programs at fixed prices create a lag between prevailing market prices and our average realized selling prices. The mix and parameters of these sales programs vary over time based on our marketing strategy, which considers factors that include among others optimizing our production and operating efficiency with warehouse limitations, as well as customer requirements. The use of forward sales programs and level of customer prepayments may be magnified in periods of changing supply and demand.

Our per tonne selling prices for potash are affected by shifts in the product mix, geography and customer mix. Our Potash business is significantly affected by Canadian resource taxes and royalties that we pay the Province of Saskatchewan to mine and sell our potash products. In addition, cost of goods sold is affected by the level of periodic inflationary pressures on resources, such as labor, processing materials and construction costs, due to the rate of economic growth in western Canada where we produce most of our potash; the operating costs we incur to manage salt saturated brine inflows at our potash mine at Esterhazy, Saskatchewan which are affected by changes in the amount and pattern of the inflows, among other factors; and natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan. We also incur capital costs to manage the brine inflows at Esterhazy.

We manage brine inflows at Esterhazy through a number of methods, primarily by reducing or preventing particular sources of brine inflow by locating the point of entry through the use of various technologies, including 3D seismic surveys, injecting calcium chloride into the targeted areas from surface, and grouting targeted areas from underground. We also pump brine out of the mine, which we impound in surface storage areas and dispose of by injecting it below the surface through the use of injection wells. Excess brine is also stored in mined-out areas of the mine, and the level of this stored brine fluctuates either up or down, from time to time, depending on the net inflow or net outflow rate. To date, our brine inflow and remediation efforts have not had a material impact on our production processes or volumes. In recent years, we have been investing in additional capacity and technology to manage the brine inflows. For example, in order to more effectively manage the brine inflow, we have significantly expanded our pumping capacity at Esterhazy in the last several years. In addition, we have also introduced horizontal drilling capabilities to locate points of inflow and inject calcium chloride, and have added additional brine injection capacity at a site that is remote from our current mine workings.

Our results of operations are also affected by changes in currency exchange rates due to our international footprint. The most significant currency impacts are generally from the Canadian dollar and the Brazilian real.

We have expanded production in our Potash segment, in line with our view of the long-term fundamentals of increasing global demand in that business. From the inception of our brownfield expansions, our plans provide for an increase in our annual operational capacity for finished product by approximately five million tonnes. We have deferred construction on approximately two million tonnes of capacity until such time as construction costs moderate and we believe we are able to achieve higher expected returns on our investment.

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

Results of Operations

The following table shows the results of operations for the three years ended May 31, 2013, 2012 and 2011:

	Years Ended May 31,			2013-2012			2012-2011
(in millions, except per share data)	2013	2012	2011	Change	Percent		Change	Percent
Net sales	$9,974.1	$11,107.8	$9,937.8	$(1,133.7)	(10%)		$1,170.0	12%
Cost of goods sold	7,213.9	8,022.8	6,816.0	(808.9)	(10%)		1,206.8	18%

Gross margin	2,760.2	3,085.0	3,121.8	(324.8)	(11%)		(36.8)	(1%)
Gross margin percentage	27.7%	27.8%	31.4%
Selling, general and administrative expenses	427.3	410.1	372.5	17.2	4%		37.6	10%
Other operating expenses	123.3	63.8	85.1	59.5	93%		(21.3)	(25%)

Operating earnings	2,209.6	2,611.1	2,664.2	(401.5)	(15%)		(53.1)	(2%)
Interest income (expense), net	18.8	18.7	(5.1)	0.1	1%		23.8	N	M
Foreign currency transaction (loss) gain	(15.9)	16.9	(56.3)	(32.8)	(194%)		73.2	N	M
Gain on sale of equity investment	-	-	685.6	-	-		(685.6)	N	M
Other income (expense)	2.0	(17.8)	(17.1)	19.8	(111%)		(0.7)	4%

Earnings from consolidated companies before income taxes	2,214.5	2,628.9	3,271.3	(414.4)	(16%)		(642.4)	(20%)
Provision for income taxes	341.0	711.4	752.8	(370.4)	(52%)		(41.4)	(5%)

Earnings from consolidated companies	1,873.5	1,917.5	2,518.5	(44.0)	(2%)		(601.0)	(24%)
Equity in net earnings (loss) of nonconsolidated companies	18.3	13.3	(5.0)	5.0	38%		18.3	N	M

Net earnings including noncontrolling interests	1,891.8	1,930.8	2,513.5	(39.0)	(2%)		(582.7)	(23%)
Less: Net earnings (loss) attributable to noncontrolling interests	3.1	0.6	(1.1)	2.5	N	M	1.7	N	M

Net earnings attributable to Mosaic	$1,888.7	$1,930.2	$2,514.6	$(41.5)	(2%)		$(584.4)	(23%)

Diluted net earnings per share attributable to Mosaic	$4.42	$4.42	$5.62	$-	-		$(1.20)	(21%)
Diluted weighted average number of shares outstanding	426.9	436.5	447.5

Overview of Fiscal 2013, 2012 and 2011

Net earnings attributable to Mosaic for fiscal 2013 and 2012 were $1.9 billion, or $4.42 per diluted share, and $2.5 billion, or $5.62 per diluted share, for fiscal 2011. Included in fiscal 2013 net earnings is a discrete income tax benefit of approximately $180 million, or $0.42 per diluted share, related to the resolution of certain tax matters and resulting in an overall lower effective tax rate. Fiscal 2011 included a $685.6 million pre-tax gain on the sale of our interest in Vale Fertilizantes S.A. (formerly Fosfertil S.A. or “Fosfertil”), or after tax earnings per share impact of $1.27. The more significant factors that affected our results of operations and financial condition in fiscal 2013, 2012 and 2011 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2013

In fiscal 2013, average Potash selling prices were lower than the prior year primarily due to cautious customer purchasing behavior leading up to the signing of significant supply contracts with customers in both China and India in the third quarter of fiscal 2013. The impact of lower selling prices was more than offset by higher Potash sales volumes compared to the prior year. North American sales volumes increased in the second half of fiscal 2013 compared to the prior year due primarily due to robust spring demand and continuing strong farmer economics. Our international potash sales through Canpotex also increased in the second half of fiscal 2013 due to an increase in our allocation of annual sales by Canpotex combined with the signing of supply contracts with India and China mentioned above. Additionally, Potash sales volumes in the prior year were constrained by high pipeline inventories and the related impact on buyer sentiment.

Average Phosphates selling prices were lower than the prior year. Phosphate fertilizer prices have remained below those in the prior year due to a market recalibration that occurred in the third quarter of fiscal 2012. Phosphate sales volumes decreased from the prior year due primarily to lack of product availability as a result of entering fiscal 2013 with lower inventory levels and lower shipments to India.

Lower raw material costs, including sulfur, ammonia and phosphate rock, partially offset the decrease in selling prices for our phosphates products. The lower costs for ammonia were the result of internal production of ammonia at our Faustina ammonia facility which was operating at near full capacity in fiscal 2013, but was temporarily shut down during the first half of the prior fiscal year due to an unplanned outage. The lower phosphate rock costs were due to increased production from our South Fort Meade mine in fiscal 2013 compared to the prior year when it operated on a limited basis.

Current weakness in the market has reduced both phosphates and potash prices. However, we continue to believe the crop nutrient market fundamentals remain strong due to the positive long-term global outlook for agriculture, supported by increased demand for grains and oilseeds and modest global grain and oilseed stocks.

Other highlights in fiscal 2013:

•

We generated $1.9 billion in cash flows from operations in fiscal 2013, down from the prior year due to an increase in working capital. The positive cash flow in the current year was primarily generated by net earnings. We maintained cash and cash equivalents of $3.7 billion as of May 31, 2013 compared to $3.8 billion as of May 31, 2012.

•

Capital expenditures were $1.6 billion in fiscal 2013. We continue to invest in our business through sustaining capital and through the expansion of capacity in our Potash segment, in line with our view of the long-term fundamentals of increasing global demand in that business. From the inception of our brownfield expansions, our plans provide for an increase in our annual operational capacity for finished product by approximately five million tonnes. We have deferred construction on approximately two million tonnes of capacity until such time as construction costs moderate and we believe we are able to achieve higher expected returns on our investment.

•

On March 19, 2013, we entered into a Heads of Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties intend to enter into a joint venture (the “Northern Promise Joint Venture”) to develop a phosphate rock mine and chemical complexes. The Northern Promise Joint Venture is presently planned to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. We expect to own 25% of the joint venture and market approximately 25% of production. When completed, the project is expected to diversify our sources for phosphate production. For further information see Note 9 to our Notes to Consolidated Financial Statements.

•

Beginning with the dividend paid in August 2012, we increased our annual dividend 100% to $1.00 per share, from the level of $0.50 per share announced in February 2012. Dividend payments were $426.6 million in fiscal 2013.

•

On December 17, 2012, we announced that we will change our fiscal year end to December 31 from May 31. We will begin reporting quarterly results on a calendar-year basis with the quarter ending September 30, 2013 and report results for a transition period of June 1 to December 31, 2013. Our first full calendar reporting year will be 2014. For purposes of this report, references to a particular fiscal year are to the twelve months ended May 31 of that year. For example, fiscal 2014 refers to the twelve month period ending May 31, 2014.

•

We ended our obligation to supply potash from our Esterhazy mine under a tolling agreement (the “Tolling Agreement”) at the end of calendar 2012. Under the Tolling Agreement, we had been delivering up to 1.1 million tonnes of potash per year. In addition, effective December 31, 2012, we received credit for 1.2 million tonnes of potash capacity at our Esterhazy mine for purposes of calculating our allocation of annual sales of potash to Canpotex Limited (“Canpotex”).

•

On January 30, 2013, we entered into agreements to settle certain lawsuits against us under federal and state antitrust laws (the “Potash Antitrust Cases”) for an aggregate of $43.8 million. The settlement and related costs resulted in a pre-tax charge of $42 million, or $0.07 per diluted share, in the third quarter of fiscal 2013, and total charges for the year of $51 million, or $0.09 per diluted share, included in other operating expenses.

•	Mosaic set a new record for sales of the premium product MicroEssentials®. MES sales volume increased approximately 28% in the current fiscal year from the prior year.

Fiscal 2012

In fiscal 2012, the average Phosphates and Potash selling prices were higher than fiscal 2011 as a result of stronger farmer economics and increased grain prices, particularly corn. Beginning in fiscal 2011, Phosphate selling prices increased steadily throughout the year and the increases continued through the first half of fiscal 2012. In the second half of fiscal 2012, we saw lower average selling prices due to a market recalibration that occurred in the third quarter. However, in the latter part of fiscal 2012 and early in fiscal 2013 Phosphate selling prices increased but remained below levels of the first half of fiscal 2012. The average Potash selling price increased early in fiscal 2012 and remained within a fairly narrow range for the remainder of the year.

Phosphate sales volumes remained relatively flat from the prior year. Fiscal 2012 started with high phosphate producer inventory levels. The high phosphate producer inventory levels were reduced by the end of fiscal 2012 to low levels as a result of an extended North American spring application period, elevated global demand and modest production curtailments from January thru March 2012. Potash sales volumes decreased when compared to the prior year due to cautious customer purchasing behavior in North America. Potash producer inventory levels were low entering fiscal 2012. These potash producer inventory levels increased throughout fiscal 2012 and ended at relatively high levels.

Higher raw material costs more than offset the benefit from the increase in selling prices for our phosphate products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand and tighter supply for these raw materials in fiscal 2012 compared to the prior year. In addition, because of the preliminary injunctions relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County, we increased our use of phosphate rock purchased from third parties in our production of crop nutrients, contributing to increased raw material costs.

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

We generated a fiscal record of $2.7 billion in cash flows from operations in fiscal 2012 and maintained cash and cash equivalents of $3.8 billion as of May 31, 2012.

Fiscal 2011

Our results for fiscal 2011 reflected continued strengthening of phosphate sales prices compared to fiscal 2010 when the recovery in phosphates selling prices was in its early stages. Potash sales volumes increased compared to the prior year due to increasing demand. The crop nutrient market showed significant improvement compared to fiscal 2010 due to the strengthening global outlook for agriculture fundamentals, supported by increased demand for grains and oilseeds in fiscal 2011. Other factors contributing to the strong market dynamics were low producer and pipeline inventories and the impact of improving application rates as farmers made up for lower rates in recent years.

The selling prices for our phosphate products in fiscal 2011 were significantly higher than in fiscal 2010 due to the factors discussed above and the effect on selling prices of high raw material costs.

Higher raw material costs partially offset the benefit from the increase in market prices for our phosphates products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand for these raw materials in fiscal 2011 compared to fiscal 2010.

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

In the fourth quarter of fiscal 2011, we, Cargill and certain Cargill shareholders consummated the first in a series of transactions as part of the Cargill Transaction as discussed further in Note 2 to our Consolidated Financial Statements.

We generated cash flow from operations of $2.4 billion in fiscal 2011 and maintained cash and cash equivalents of $3.9 billion as of May 31, 2011.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volumes and certain other information:

	Years Ended May 31,			2013-2012		2012-2011
(in millions, except price per tonne or unit)	2013	2012	2011	Change	Percent	Change	Percent
Net sales:
North America	$2,467.9	$2,553.0	$2,185.6	$(85.1)	(3%)	$367.4	17%
International	4,026.7	5,286.2	4,709.6	(1,259.5)	(24%)	576.6	12%

Total	6,494.6	7,839.2	6,895.2	(1,344.6)	(17%)	944.0	14%
Cost of goods sold	5,332.4	6,372.3	5,241.2	(1,039.9)	(16%)	1,131.1	22%

Gross margin	$1,162.2	$1,466.9	$1,654.0	$(304.7)	(21%)	$(187.1)	(11%)

Gross margin as a percent of net sales	17.9%	18.7%	24.0%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	3,803	3,746	3,441	57	2%	305	9%
International	3,126	3,810	4,116	(684)	(18%)	(306)	(7%)
Crop Nutrient Blends(b)	2,651	2,620	2,636	31	1%	(16)	(1%)
Feed Phosphates	534	621	567	(87)	(14%)	54	10%
Other(c)	1,092	1,039	1,188	53	5%	(149)	(13%)

Total	11,206	11,836	11,948	(630)	(5%)	(112)	(1%)

Average selling price per tonne:
DAP (FOB plant)	$512	$555	$491	$(43)	(8%)	$64	13%
Crop Nutrient Blends (FOB destination)	555	579	475	(24)	(4%)	104	22%
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$524	$528	$407	$(4)	(1%)	$121	30%
Sulfur (long ton)	184	223	162	(39)	(18%)	61	38%

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	The average product mix in crop nutrient blends (“Blends”) (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen.
(c)	Other volumes are primarily single superphosphate (“SSP”), potash and urea sold outside of North America.

Fiscal 2013 compared to Fiscal 2012

The Phosphates segment’s net sales decreased to $6.5 billion in fiscal 2013, compared to $7.8 billion in fiscal 2012. The decrease was primarily due to lower sales volumes in the first half of the fiscal year that resulted in a reduction to net sales of approximately $390 million combined with a decrease in sales prices that impacted net sales by approximately $390 million. We consolidate the results of PhosChem. Included in our results for fiscal 2013 are PhosChem net sales and costs for its other member of $92 million compared with $645 million in fiscal 2012.

Our average DAP selling price was $512 per tonne in fiscal 2013, a decrease of $43 per tonne or 8% compared with fiscal 2012 due to the factors discussed in the Overview. The selling price per tonne of Blends decreased 4% in fiscal 2013 compared with fiscal 2012, reflecting decreases in the price of materials used to produce Blends, primarily phosphates and potash while nitrogen remained flat.

The Phosphates segment’s sales volumes decreased to 11.2 million tonnes in fiscal 2013, compared to 11.8 million tonnes in the same period a year ago. The decline in phosphate sales volumes from the same period in the prior year was due to the factors discussed in the Overview.

Gross margin for the Phosphates segment decreased to $1.2 billion in fiscal 2013 compared with $1.5 billion in fiscal 2012, primarily due to lower average selling prices and sales volume. These factors unfavorably impacted gross margin by approximately $580 million partially offset by lower product costs of approximately $280 million. The lower costs were driven primarily by lower raw materials costs in our North American operations, which include sulfur, ammonia and phosphate rock, of approximately $210 million and lower product costs of approximately $130 million sold by our international distribution locations, including Blends. These lower costs were partially offset by approximately $40 million of increased plant spending. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 18% in fiscal 2013 compared to 19% for the same period a year ago.

The average consumed price for ammonia for our North American operations decreased to $524 per tonne in fiscal 2013 from $528 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $184 per long ton for fiscal 2013 from $223 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. Despite higher market prices for ammonia during the current fiscal year compared to the prior year, we benefitted from the internal production of ammonia at our Faustina facility which was operating at near full capacity in the current fiscal year, but was temporarily shut down during the first half of the prior fiscal year due to an unplanned outage. The average consumed cost of purchased and produced rock decreased to $65 per tonne in fiscal 2013, compared to $73 per tonne in the same period a year ago, primarily due to increased production from our South Fort Meade mine, as discussed below. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 8% for fiscal 2013 from 7% in the same period a year ago. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations decreased to 5% in fiscal 2013, from 8% in the same period a year ago.

Costs were also impacted by net unrealized mark-to-market derivative gains of $1.8 million in fiscal 2013, primarily on natural gas derivatives, compared to losses of $3.6 million in fiscal 2012, primarily on freight and natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 8.2 million tonnes for fiscal 2013 compared with 8.3 million tonnes in the same period a year ago. Our operating rate for processed phosphate production was consistent at 85% in fiscal 2013 and fiscal 2012. Our phosphate rock production was 15.4 million tonnes for fiscal 2013 compared with 12.1 million tonnes in the same period a year ago. The increase in phosphate rock production in fiscal 2013 was primarily due to the settlement of the lawsuit challenging the federal wetlands permit for extension of our South Fort Meade mine into Hardee County, Florida in the fourth quarter of fiscal 2012 that allowed us to resume normal mining operations at South Fort Meade.

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

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 8.3 million tonnes for fiscal 2012 compared with 8.4 million tonnes in the same period a year ago. Our operating rate for processed phosphate production was 85% in fiscal 2012 compared to 87% in fiscal 2011. During the second half of fiscal 2012, we reduced finished phosphate production to help manage our inventory levels. Our phosphate rock production was 12.1 million tonnes for fiscal 2012 compared with 11.5 million tonnes in fiscal 2011. The increase in phosphate rock production rates was primarily due to increased production at our Four Corners, Wingate and Hookers Prairie mines. The South Fort Meade mine, which was producing on a limited basis in fiscal 2012, was temporarily shutdown for most of the first half of fiscal 2011 and subsequently operated at a reduced production level for the remainder of fiscal 2011 due to the preliminary injunctions relating to the extension of the mine into Hardee County as discussed under “Environmental, Health and Safety Matters—Operating Requirements and Impacts—Permitting” below.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volumes and certain other information:

	Years Ended May 31,			2013-2012		2012-2011
(in millions, except price per tonne or unit)	2013	2012	2011	Change	Percent	Change	Percent
Net sales:
North America	$2,108.0	$1,851.9	$1,949.7	$256.1	14%	$(97.8)	(5%)
International	1,421.3	1,449.4	1,111.3	(28.1)	(2%)	338.1	30%

Total	3,529.3	3,301.3	3,061.0	228.0	7%	240.3	8%
Cost of goods sold	1,918.0	1,679.3	1,592.0	238.7	14%	87.3	5%

Gross margin	$1,611.3	$1,622.0	$1,469.0	$(10.7)	(1%)	$153.0	10%

Gross margin as a percent of net sales	45.7%	49.1%	48.0%
Sales volume (in thousands of metric tonnes)
Crop Nutrients (a):
North America	3,139	2,350	3,263	789	34%	(913)	(28%)
International	3,966	3,666	3,626	300	8%	40	1%

Total	7,105	6,016	6,889	1,089	18%	(873)	(13%)
Non-agricultural	666	704	634	(38)	(5%)	70	11%

Total	7,771	6,720	7,523	1,051	16%	(803)	(11%)

Average selling price per tonne (FOB plant):
MOP - North America crop nutrients	$450	$515	$394	$(65)	(13%)	$121	31%
MOP - International	349	401	309	(52)	(13%)	92	30%
MOP - Average (b)	405	448	359	(43)	(10%)	89	25%

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	MOP – Average selling price includes feed and industrial selling prices.

Fiscal 2013 compared to Fiscal 2012

The Potash segment’s net sales increased to $3.5 billion in fiscal 2013 compared with $3.3 billion in fiscal 2012 due to an increase in sales volumes that resulted in higher net sales of approximately $520 million, partially offset by a decrease in sales prices which resulted in lower net sales of approximately $300 million.

The Potash segment’s sales volumes increased to 7.8 million tonnes for fiscal 2013 compared to 6.7 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Our average MOP selling price was $405 per tonne in fiscal 2013, which is a decrease of 10% compared to the prior year average price of $448 per tonne. MOP selling prices, both domestic and international, decreased due to factors discussed in the Overview.

Gross margin for the Potash segment in fiscal 2013 was comparable to the prior year at $1.6 billion. The gross margin was favorably impacted by approximately $360 million due to the increase in sales volumes, partially offset by a decrease in selling prices which unfavorably impacted gross margin by approximately $300 million. In addition, gross margin was unfavorably impacted by higher costs of approximately $60 million, which are further described in the following paragraphs. The factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales decreased to 46% in fiscal 2013 from 49% in fiscal 2012.

We incurred $301.9 million in depreciation expense during fiscal 2013 compared to $233.1 million in fiscal 2012. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our expansion and sustaining projects.

We incurred $450.9 million in labor and contract labor costs during fiscal 2013 compared to $393.7 million in fiscal 2012. The increase in labor and contract labor costs primarily related to the effects of the settlement of collective bargaining agreements and additional headcount to support our expansion projects.

We incurred $249.9 million in Canadian resource taxes in fiscal 2013 compared with $257.9 million in fiscal 2012. The lower taxes were due primarily to lower selling prices in fiscal 2013. The potash expansions resulted in a reduction to our Canadian resource taxes of approximately $162 million and $185 million for fiscal 2013 and 2012, respectively. We incurred $58.0 million in royalties in fiscal 2013 compared to $69.2 million in fiscal 2012. The decrease in royalties was due primarily to lower selling prices in fiscal 2013.

Costs were impacted by net unrealized mark-to-market derivative gains, primarily on natural gas derivatives, of $13.3 million in fiscal 2013 compared with losses, primarily on foreign currency and natural gas derivatives, of $38.3 million in fiscal 2012.

We incurred $235.5 million in expenses, including depreciation on brine assets, and $131.5 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during fiscal 2013, compared to $205.0 million and $44.4 million, respectively, in fiscal 2012. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. During the current fiscal year, inflows continued to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow costs, beginning in the third quarter of fiscal 2013, included the costs for pumping brine from the mine to a new brine injection site that is remote from our current mine workings. This new remote injection site, which commenced operations in December 2012, enhances our flexibility for disposing of brine that has been pumped out of the mine and, together with increased pumping capacity, is helping us alleviate the effects of constraints on our pumping that began in the latter half of fiscal 2012. These constraints affected available storage capacity in surface ponds and were primarily due to abnormal rainfall in Saskatchewan as well as the downtime of certain of our brine injection wells. The amount of brine stored in the mined out areas at Esterhazy had reached a level higher than past experience as a result of the factors described above, but has not impeded mining. In general, higher levels of brine stored in the mine result in less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine and less time to avoid flooding and/or loss of the mine. As a result of our investments in the new remote injection and increased pumping capacities, however, we have begun to reduce the amount of brine stored in the mine. Brine inflow costs also continue to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. Under a tolling agreement that expired during the third quarter of fiscal 2013, we were entitled to reimbursement of a pro-rata share of operating and capital costs of our Esterhazy mine, including a portion of our costs for managing the brine inflows.

For fiscal 2013, potash production was 7.8 million tonnes compared to 7.4 million tonnes in fiscal 2012. We curtailed production in the second half of fiscal 2012 due to lower market demand as a result of cautious customer purchasing behavior. Our operating rate for potash production was 79% in fiscal 2013 compared to

81% in fiscal 2012 due to higher capacity in fiscal 2013. We are curtailing production at our Colonsay mine, and may also curtail production at other Potash mines, if required to match production volumes to market demand.

Fiscal 2012 compared to Fiscal 2011

The Potash segment’s net sales increased to $3.3 billion in fiscal 2012 compared with $3.1 billion in fiscal 2011 primarily due to an increase in sales prices that resulted in an increase in net sales of approximately $620 million, partially offset by lower sales volumes which resulted in lower sales of approximately $380 million.

The Potash segment’s sales volumes decreased to 6.7 million tonnes for fiscal 2012 compared to 7.5 million tonnes in the same period a year ago due to cautious customer purchasing behavior in North America.

Our average MOP selling price was $448 per tonne in fiscal 2012, which is an increase of 25% compared to the prior year average price of $359 per tonne. MOP selling prices, both domestic and international, increased as a result of stronger farmer economics and increased grain prices, particularly corn, in fiscal 2012.

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

We incurred $233.1 million in depreciation expense during fiscal 2012 compared to $188.9 million in fiscal 2011. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service primarily for our expansion and sustaining projects.

We incurred $393.7 million in labor and contract labor costs during fiscal 2012 compared to $345.6 million in fiscal 2011. The increase in labor and contract labor costs primarily related to additional headcount and payroll related costs to support our expansions.

We incurred $257.9 million in Canadian resource taxes in fiscal 2012 compared with $243.7 million in fiscal 2011. The higher taxes were due primarily to increasing selling prices in fiscal 2012. The potash expansions resulted in a reduction to our Canadian resource taxes and royalties of approximately $185 million and $233 million for fiscal 2012 and 2011, respectively. We incurred $69.2 million in royalties in fiscal 2012 compared to $50.5 million in fiscal 2011. The increase in royalties was due primarily to higher sales in fiscal 2012.

Costs were impacted by net unrealized mark-to-market derivative losses, primarily on foreign currency and natural gas derivatives, of $38.3 million in fiscal 2012 compared with gains, primarily on foreign currency derivatives, of $12.5 million in fiscal 2011.

We incurred $205.0 million in expenses, including depreciation, and $44.4 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during fiscal 2012, compared to $151.9 million and $37.4 million, respectively, in fiscal 2011. During the last half of fiscal 2012, net inflows were higher than average but still estimated to be within our historical experience. Our pumping of brine from the mine was constrained beginning in the latter half of fiscal 2012 because of less available storage capacity than normal in surface ponds primarily due to abnormal rainfall in Saskatchewan and the downtime of certain brine injection wells. The results for fiscal 2012 include the higher costs of addressing brine inflow costs, which continued to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. Under a tolling agreement that expired during the third quarter of fiscal 2013, we were entitled to reimbursement of a pro-rata share of operating and capital costs of our Esterhazy mine, including a portion of our costs for managing the brine inflows.

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

Other Income Statement Items

	Years ended May 31,			2013-2012		2012-2011
(in millions)	2013	2012	2011	Change	Percent	Change	Percent
Selling, general and administrative expenses	$427.3	$410.1	$372.5	$$17.2	4%	$$37.6	10%
Other operating expenses	123.3	63.8	85.1	59.5	93%	(21.3)	(25%)
Interest (expense)	-	(1.4)	(27.6)	1.4	(100%)	26.2	(95%)
Interest income	18.8	20.1	22.5	(1.3)	(6%)	(2.4)	(11%)

Interest income (expense), net	18.8	18.7	(5.1)	0.1	1%	23.8	N	M
Foreign currency transaction (loss) gain	(15.9)	16.9	(56.3)	(32.8)	(194%)	73.2	N	M
Gain on sale of equity investment	-	-	685.6	-	-	(685.6)	N	M
Other income (expense)	2.0	(17.8)	(17.1)	19.8	(111%)	(0.7)	4%
Provision for income taxes	341.0	711.4	752.8	(370.4)	(52%)	(41.4)	(5%)
Equity in net earnings (loss) of nonconsolidated companies	18.3	13.3	(5.0)	5.0	38%	18.3	N	M

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $427.3 million in fiscal 2013 compared to $410.1 million in fiscal 2012 due to an increase in salaries, incentives, and other employee benefits combined with an increase in project costs related to strategic and operational improvement initiatives. Selling, general and administrative expenses increased to $410.1 million in fiscal 2012 compared to $372.5 million in fiscal 2011 primarily as a result of an increase in salaries and benefits combined with an increase in costs associated with operational improvement initiatives, primarily related to information technology enhancements.

Other Operating Expenses

Other operating expenses were $123.3 million in fiscal 2013 compared to $63.8 million in fiscal 2012. Other operating expenses typically consist of three major categories: 1) Asset Retirement Obligations (“AROs”)/environmental and legal reserves, 2) insurance reimbursements and 3) gain/loss on fixed assets. The increase in fiscal 2013 is primarily due to the settlement of the Potash Antitrust Cases. The settlement and related costs resulted in a pre-tax charge of approximately $51 million.

Other operating expenses were $63.8 million in fiscal 2012 compared to $85.1 million in fiscal 2011. The decrease in fiscal 2012 primarily relates to a $17.0 million write-off of assets in fiscal 2011 at our Louisiana ammonia facility in our Phosphates segment.

Foreign Currency Transaction Gain (Loss)

In fiscal 2013, we recorded a foreign currency transaction loss of $15.9 million, compared to a gain of $16.9 million in fiscal 2012. The foreign currency transaction loss in fiscal 2013 was primarily the result of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.

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

Gain on Sale of Equity Investment

In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. The tax impact of this transaction was $116.2 million which is included in our provision for income taxes for fiscal 2011. For further discussion see Note 9 of our Notes to Consolidated Financial Statements.

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

Provision for Income Taxes

Years Ended May 31,	Effective Tax Rate	Provision for Income Taxes
2013	15.4%	$341.0
2012	27.1%	711.4
2011	23.0%	752.8

Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. Income tax expense for fiscal 2013 was $341.0 million, an effective tax rate of 15.4% on pre-tax income of $2.2 billion. The tax rate was impacted by a discrete income tax benefit of approximately $180 million related to the resolution of certain tax matters.

Income tax expense for fiscal 2012 was $711.4 million, an effective tax rate of 27.1% on pre-tax income of $2.6 billion.

Income tax expense for fiscal 2011 was $752.8 million, an effective tax rate of 23.0% on pre-tax income of $3.3 billion. The tax rate was impacted by a $116.2 million expense related to the $685.6 million gain on the sale of our interest in Fosfertil.

Equity in Net Earnings (Loss) of Non-Consolidated Companies

Equity in net earnings of non-consolidated companies was a gain of $18.3 million in fiscal 2013 and $13.3 million in fiscal 2012. These gains were driven primarily by higher production and profitability levels of the Miski Mayo Mine.

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

The carrying value of goodwill in our business segments, which are also our reporting units, is tested annually for possible impairment during the second quarter of each fiscal year. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual long-range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. No goodwill impairment was indicated in the current fiscal year. See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding goodwill. As of May 31, 2013 we had $1.8 billion of goodwill.

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

Although we believe our judgments and estimates are reasonable, results could differ materially if actual selling prices differ significantly from forecasted selling prices or if expected costs change significantly through the ultimate sale of inventory. Charges for lower of cost or market adjustments, if any, are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a decline of market value below cost. During fiscal 2013, 2012 or 2011 no lower of cost or market inventory write-downs were indicated.

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

Contingent environmental liabilities are described in Note 21 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of May 31, 2013 and 2012, we had accrued $24.7 million and $27.3 million, respectively, for environmental matters.

As indicated in Note 14 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of May 31, 2013 and 2012, $658.5 million and $600.3 million, respectively, was accrued for AROs.

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

The judgments made in determining the costs of our benefit plans can impact our Consolidated Statements of Earnings. As a result, we use actuarial consultants to assist management in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included as a component of other comprehensive income/(expense) as unamortized net gains and losses, which are amortized into earnings over future periods. As of May 31, 2013 and 2012, we had $147.1 million and $149.0 million, respectively, accrued for pension and other postretirement benefit obligations. Our pension and other postretirement benefits are further described in Note 18 of our Notes to Consolidated Financial Statements.

Income Taxes

Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $316.8 million as of May 31, 2013. It is reasonably possible that changes to the Company’s unrecognized tax benefits could be significant; however, due to the uncertainty of possible outcomes, a current estimate of the range of changes that may occur cannot be made.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of May 31, 2013 and 2012, we had a valuation allowance of $93.6 million and $180.2 million, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, and foreign currency exchange rates could result in adjustment to these allowances.

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

We have included a further discussion of income taxes in Note 13 of our Notes to Consolidated Financial Statements.

Canadian Resource Taxes and Royalties

We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. We also pay a percentage of the value of resource sales from our Saskatchewan mines. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to the majority of potash reserves or production of potash. These resource taxes and royalties are recorded in cost of goods sold in our Consolidated Statements of Earnings. Our Canadian resource taxes and royalties expenses were $307.9 million, $327.1 million and $294.2 million for fiscal 2013, 2012 and 2011, respectively. As of May 31, 2013 and 2012, our Canadian resource taxes and royalties accruals were $62.2 million and $63.4 million, respectively, in our Consolidated Balance Sheets.

The profits tax is the most significant part of the Potash Production Tax and is calculated on the potash content of each tonne sold (“K2O tonne”) from each Saskatchewan mine. The Potash Production Tax is calculated on a calendar year basis; accordingly, the total expense for fiscal 2013 is based in part on forecasted profit per K2O tonne for calendar 2013, which includes estimates of selling prices and volumes for the remainder of the calendar year. In calculating profit per K2O tonne for profits tax purposes, we deduct, among other operating expenses, a depreciation allowance with a majority of the depreciation allowance in calendar 2013 at a 120% rate of the capital expenditures made during the year. Therefore, the capital expenditures related to the potash mine expansions forecasted for calendar 2013 will significantly reduce the calculated profit per K2O tonne and the resulting profit tax accrued as of May 31, 2013. This impact is expected to continue until our potash mine expansions are complete. The potash expansions resulted in a reduction to our Canadian resource taxes of approximately $162 million and $185 million for fiscal 2013 and 2012, respectively.

If differing assumptions and estimates had been used in the current period, including assumptions regarding future potash selling prices and sales volumes and forecasted capital expenditures, the accruals for Canadian resource taxes and royalties could have changed. These factors do not change in isolation; and therefore, it is not practicable to present the impact of changing a single factor.

Litigation

Our operating results are affected by claims and judicial or administrative proceedings involving the Company, many of which are incidental to the ordinary operation of the business, as described in Note 21 of our Notes to Consolidated Financial Statements. We record accruals for such claims and proceedings when information available to us indicates it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals are established as part of an ongoing assessment that takes into consideration such items as advice of legal counsel, developments in individual claims and proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, ongoing discovery, and past experience in defending and settling similar claims. Adjustments to accruals, recorded as needed in our Consolidated Statement of Earnings each quarter, are made to reflect changes in and current status of these factors. While we have established what we currently believe are adequate accruals for pending legal matters, these accruals frequently involve estimates based upon the current judgment of management and others and the final outcome or potential settlement of litigation or other claims could differ materially from the recorded amounts.

Liquidity and Capital Resources

We define liquidity as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to fund working capital requirements, fund sustaining and expansion projects, pursue strategic opportunities and capital management decisions which include making payments on and issuing indebtedness and distributions to our shareholders, either in the form of share repurchases or dividend policies. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

We recently reviewed our capital management philosophy. Our philosophy is founded on the principals of maintaining a solid, sustainable financial foundation that will allow us to take advantage of strategic opportunities, while improving the efficiency of our balance sheet. We expect to lower our weighted average cost of capital and provide for the ability to return capital to shareholders over time. As we previously announced, we plan to maintain a liquidity buffer of $2.25 billion, comprised of approximately one third cash and two thirds committed credit lines. In addition, we expect to increase our long-term debt levels in anticipation of a potential share repurchase. Subsequent to May 31, 2013 we entered into five forward-starting interest rate swaps in anticipation of the future issuance of debt. The total notional value of these swaps is $900 million, with $650 million related to ten year term debt and $250 million related to thirty year term debt. These swap contracts will be settled in November 2013, or upon the earlier issuance of debt.

We have significant liquidity and capital resources as of May 31, 2013 with approximately $3.7 billion in cash and cash equivalents, $13.4 billion of Mosaic stockholders’ equity, $1.0 billion in long-term debt (less current maturities of $0.9 million) and $68.7 million in short-term debt. Maturities of long-term debt within the next five years are $10.0 million.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $2.1 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures as the majority are held in investments denominated in U.S. dollars, as of May 31, 2013. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on remitting approximately $0.9 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 13 of our Notes to Consolidated Financial Statements. However, we currently intend to use a portion of this cash for non-U.S. expansions. Also, an unfavorable resolution of uncertain tax positions could affect the amount of cash held in the U.S. Information about the investment of our cash and cash equivalents is included in Note 3 of our Notes to Consolidated Financial Statements.

Cash Requirements

We have certain contractual cash obligations that require us to make payments on a scheduled basis which include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and postretirement obligations. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, rock and natural gas, obligations to purchase raw materials for our international distribution activities and equity contributions for nonconsolidated investments. Other large cash obligations are our AROs and other environmental obligations primarily related to our Phosphates segment and our long-term debt. Our long-term debt has maturities ranging from one year to 30 years. We expect to fund our AROs, purchase obligations, and capital expenditures with a combination of operating cash flows, cash and cash equivalents, and borrowings. See Off-Balance Sheet Arrangements and Obligations for the amounts owed by Mosaic under Contractual Cash Obligations below and the discussion under “EPA RCRA Initiative” in Note 21 of our Notes to Consolidated Financial Statements for more information on this matter.

Sources and Uses of Cash

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for fiscal 2013, 2012 and 2011:

	Years ended May 31,
(in millions) Cash Flow				2013-2012		2012-2011
	2013	2012	2011	Change	Percent	Change	Percent
Net cash provided by operating activities	$1,887.5	$2,705.8	$2,426.7	$(818.3)	(30%)	$279.1	12%
Net cash used in investing activities	(1,589.8)	(1,627.4)	(572.1)	37.6	2%	(1,055.3)	(184%)
Net cash used in financing activities	(397.8)	(1,061.1)	(585.0)	663.3	63%	(476.1)	(81%)

As of May 31, 2013, we had cash and cash equivalents of $3.7 billion. Funds generated by operating activities, available cash and cash equivalents and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations, available cash and cash equivalents and borrowings will be sufficient to meet our operating needs and finance anticipated expansion plans and strategic initiatives in the transition period ending December 31, 2013 and calendar 2014. In addition, as of May 31, 2013, approximately $740 million was available under our credit facility for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Net cash flow from operating activities has provided us with a significant source of liquidity. For fiscal 2013, net cash provided by operations was $1.9 billion, compared to $2.7 billion in fiscal 2012. During fiscal 2013, operating cash flow was primarily generated by net earnings, partially offset by the effect of changes in working capital, including an increase in accounts receivable and higher inventory levels. The increase in accounts receivable was the result of higher sales in May 2013 compared with May 2012 sales. Higher inventories were due to building phosphate rock inventory in fiscal 2013 and ending the prior year with low finished goods inventory.

Operating activities provided $2.7 billion and $2.4 billion of cash for fiscal 2012 and 2011, respectively, primarily driven by net earnings.

Investing Activities

Net cash used in investing activities for fiscal 2013 was comparable to fiscal 2012 at $1.6 billion. Capital expenditures decreased slightly in fiscal 2013 primarily related to our expansion projects in our Potash segment. Capital expenditures related to our Potash expansion and sustaining projects were $487.7 million and $463.6 million, respectively, in fiscal 2013.

Investing activities used $1.6 billion of cash for fiscal 2012, an increase of $1.1 billion compared to fiscal 2011. The increase in cash used in investing activities was primarily due to $1.0 billion in proceeds from the sale of our investment in Fosfertil in fiscal 2011, partially offset by our investment in our equity interest in the Miski Mayo Mine of approximately $385 million in fiscal 2011 and an increase in capital expenditures primarily related to our expansion projects in our Potash segment. Capital expenditures related to our expansion projects were $839.4 million in fiscal 2012.

Information about our prospective investment in the Northern Promise Joint Venture is included in Note 9 of our Notes to Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities for fiscal 2013 was $397.8 million, compared to $1.1 billion in fiscal 2012. The primary reason for the decrease in net cash used in financing activities was the repurchase of Class A common stock combined with the redemption of our 7-5/8% Senior Notes that both occurred in fiscal 2012 partially offset by an increase in dividends paid in fiscal 2013.

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

Debt Instruments, Guarantees and Related Covenants

See Note 11 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we incur liabilities for reclamation activities under which we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations and Note 21 of our Notes to Consolidated Financial Statements for additional information about these requirements.

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

Information regarding guarantees that meet the above requirements is included in Note 17 of our Notes to Consolidated Financial Statements and is hereby incorporated by reference. We do not have any contingent interest in assets transferred, derivative instruments, or variable interest entities that qualify as off-balance sheet arrangements under SEC rules.

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of May 31, 2013:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$1,010.5	$0.9	$7.6	$1.5	$1,000.5
Estimated interest payments on long-term debt (a)	759.7	50.0	99.5	98.3	511.9
Operating leases	191.7	50.2	62.4	39.5	39.6
Purchase commitments (b)	5,410.2	1,872.5	1,187.1	277.3	2,073.3
Pension and postretirement liabilities (c)	529.0	71.7	94.5	99.1	263.7

Total contractual cash obligations	$7,901.1	$2,045.3	$1,451.1	$515.7	$3,889.0

(a)	Based on interest rates and debt balances as of May 31, 2013.
(b)	Based on prevailing market prices as of May 31, 2013. The majority of items more than 5 years is our estimated purchase commitment from our equity investee, the Miski Mayo Mine.
(c)

Fiscal 2014 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

Other Commercial Commitments

The following is a summary of our other commercial commitments as of May 31, 2013:

		Commitment Expiration by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$21.7	$21.7	$-	$-	$-
Surety bonds	183.9	167.9	15.7	-	0.3

Total	$205.6	$189.6	$15.7	$-	$0.3

The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue Letters of Credit through our Credit Facility and bi-lateral agreements. As of May 31, 2013 we had $12.7 million of outstanding Letters of Credit through our Credit Facility and $9.0 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. As of May 31, 2013, we had $170.2 million in surety bonds outstanding for mining reclamation obligations in Florida. We have letters of credit directly supporting mining reclamation activity of $1.9 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.

We are subject to financial responsibility obligations for our Gypstacks in Florida and Louisiana. We are currently in compliance with these financial assurance requirements because our financial strength permits us to meet applicable financial strength tests. However, at various times we have not met the applicable financial strength tests and there can be no assurance that we will be able to meet applicable financial strength tests in Florida and Louisiana in the future. In the event we do not meet either the Florida or Louisiana financial strength test, we could be required to seek an alternate financial strength test acceptable to state regulatory authorities or provide credit support, which may include surety bonds, letters of credit and cash escrows or trust funds. Cash escrows or trust funds would be classified as restricted cash on our Consolidated Balance Sheets. Assuming we maintain our current levels of liquidity and capital resources, we do not expect that the Florida and Louisiana requirements will have a material effect on our results of operations, liquidity or capital resources.

Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1.5 billion. The value of the AROs for closure of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $450 million as of May 31, 2013. Compliance with the financial assurance requirements in Florida and Louisiana is based on the undiscounted Gypstack closure estimates.

In connection with the Company’s efforts to achieve resolution of certain environmental matters, the U.S. Department of Justice and the U.S. Environmental Protection Agency, together with the States of Louisiana and Florida, seek to require Mosaic to provide financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a meaningful portion of the estimated costs to close all the Gypstacks currently, rather than the costs estimated at the end of their useful lives. See the discussions under “Environmental, Health and Safety Matters – Operating Requirements and Impacts – Financial Assurance” below and “EPA RCRA Initiative” in Note 21 of our Notes to Consolidated Financial Statements for more information on this matter.

Other Long-Term Obligations

The following is a summary of our other long-term obligations as of May 31, 2013:

		Payments by Fiscal Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO (a)	$1,838.7	$86.6	$172.9	$92.6	$1,486.6

(a)

Represents the undiscounted, inflation adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $658.5 million as of May 31, 2013, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

As of May 31, 2013, we had contractual commitments with non-affiliated customers for the sale of approximately 1.8 million tonnes of concentrated phosphates and 0.4 million tonnes of potash for fiscal 2014.

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

Commitments are set forth in Note 20 of our Notes to Consolidated Financial Statements and are incorporated herein by reference.

Income Tax Obligations

Gross uncertain tax positions as of May 31, 2013 of $316.8 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 13 of our Notes to Consolidated Financial Statements.

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

As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of May 31, 2013 and 2012, the fair value of our major foreign currency exchange contracts were ($28.3) million and ($13.5) million, respectively. We recorded an unrealized loss of $1.6 million in cost of goods sold and recorded an unrealized loss of $13.8 million in foreign currency transaction gain (losses) in the Consolidated Statements of Earnings for fiscal 2013.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of May 31, 2013		As of May 31, 2012
	Expected Maturity Date		Expected Maturity Date
(in millions)	Year ending May 31, 2014		Year ending May 31, 2013	Fair Value
		Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$) - long	$58.4	$(29.5)	$-	$(28.2)
Weighted Average Rate - Canadian dollar to U.S. dollar	1.0276		-
Notional (million US$) - short	$895.0		$1,157.9
Weighted Average Rate - Canadian dollar to U.S. dollar	1.0056		0.9896
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$) - long	$173.1	$3.2	$394.5	$4.6
Weighted Average Rate - Brazilian real to U.S. dollar	2.0391		1.9634
Notional (million US$) - short	$149.8		$110.3
Weighted Average Rate - Brazilian real to U.S. dollar	2.0848		1.9179
Indian Rupee
Notional (million US$) - long	$131.9	$(2.3)	$141.7	$10.1
Weighted Average Rate - Indian rupee to U.S. dollar	57.3234		52.6348
Foreign Currency Exchange Futures Brazilian Real
Brazilian Real
Notional (million US$) - long	$16.0	$0.3	$31.5	$-
Weighted Average Rate - Brazilian real to U.S. dollar	2.0849		1.9537
Notional (million US$) - short	$-	$-	$15.8	$-
Weighted Average Rate - Brazilian real to U.S. dollar	-		1.9984

Total Fair Value		$(28.3)		$(13.5)

Commodities

We use forward purchase contracts, swaps and occasionally three-way collars to reduce the risk related to significant price changes in our inputs and product prices.

Our commodities contracts do not qualify for hedge accounting; therefore, all gains and losses are recorded in the Consolidated Statements of Earnings. Gains and losses on commodities contracts are recorded in cost of goods sold in the Consolidated Statements of Earnings.

As of May 31, 2013 and 2012, the fair value of our major natural gas commodities contracts were ($5.0) million and ($21.4) million, respectively. We recorded an unrealized gain of $16.1 million in cost of goods sold on the Consolidated Statements of Earnings in fiscal 2013.

Our primary commodities exposure relates to price changes in natural gas.

The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of May 31, 2013			As of May 31, 2012
	Expected Maturity Date			Expected Maturity Date
	Years ending May 31,		Fair Value	Years ending May 31,		Fair Value
(in millions)	2014	2015		2013	2014
Natural Gas Swaps
Notional (million MMBtu) - long	11.7	3.5	$(5.0)	17.7	6.6	$(21.4)
Weighted Average Rate (US$/MMBtu)	$4.26	$3.79		$3.26	$4.37

Total Fair Value			$(5.0)			$(21.4)

Summary

Overall, there have been no material changes in our primary market risk exposures since the prior year. We do not expect any material changes in our primary risk exposures. For additional information related to derivatives, see Notes 15 and 16 of our Notes to Consolidated Financial Statements.

Environmental, Health and Safety Matters

We are subject to an evolving complex of international, federal, state, provincial and local environmental, health, safety and security (“EHS”) laws that govern our production and distribution of crop and animal nutrients. These EHS laws regulate or propose to regulate: (i) conduct of mining, production and supply chain operations, including employee safety and facility security procedures; (ii) management and/or remediation of potential impacts to air, soil and water quality from our operations; (iii) disposal of waste materials; (iv) reclamation of lands after mining; (v) management and handling of raw materials; (vi) product content; and (vii) use of products by both us and our customers.

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

We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and continue to improve our environmental stewardship. In fiscal 2014, excluding capital expenditures arising out of the possible settlement referred to under “EPA RCRA Initiative” in Note 21 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $80 million, primarily related to: (i) modification or construction of waste management, water treatment areas and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $130 million in fiscal 2014. In fiscal 2015, we estimate environmental capital expenditures will be approximately $110 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $110 million. In fiscal 2013, we spent approximately $230 million for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in fiscal 2014 or in the future.

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

The Altman Extension of the Four Corners Mine. In fiscal 2009, in connection with our efforts to permit the Altman Extension (the “Altman Extension”) of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court contesting the actions by the U.S. Army Corps of Engineers (the “Corps”) in issuing a federal wetlands permit. Although this lawsuit remains ongoing, the federal wetlands permit issued by the Corps has remained in effect. Mining on the Altman Extension commenced and approximately 600 acres of the Altman Extension were mined and/or disturbed. The remaining approximately1,200 acres of the Altman extension of our Four Corners mine are not currently in our near-term mining plan. We believe that the permit was issued in accordance with all applicable requirements and that it will ultimately be upheld.

The Hardee County Extension of the South Fort Meade Mine. Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. In June 2010, the Corps issued the federal wetlands permit. Subsequently, certain non-governmental organizations filed a lawsuit against the Corps contesting its issuance of this federal wetlands permit, alleging that the actions by the Corps in issuing the permit violated certain federal laws relating to the protection of the environment. Preliminary injunctions entered into in this lawsuit subsequently resulted in shutdowns or reduced production at our South Fort Meade mine. Following the settlement of the lawsuit in February 2012 and court approval, we were able to resume normal production at our South Fort Meade mine.

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

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, the Corps notified us that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012 the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completed the final AEIS. The Corps issued the final AEIS on April 25, 2013. The final AEIS includes information on environmental impacts upon which the Corps will rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. The Corps has announced that it will issue an addendum to the AEIS to provide a Spanish language version of the Executive Summary section of the final AEIS and to address several minor technical questions raised by commenters. We do not expect that issuance of the addendum will delay our development of permit applications.

Local Community Involvement. In addition, in Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance.

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

In February 2012, the court invalidated the NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. The court subsequently ordered that the effective date of the parts of the NNC Rule that the court had upheld and any parts re-proposed to comply with the court’s order be postponed until January 2013. Although we have not appealed, several other parties have appealed certain of the court’s rulings.

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

In November 2012, the EPA approved the FDEP rule. The EPA also proposed two rules that would establish new federal nutrient criteria for (i) streams and unimpaired lakes, and (ii) coastal waters, certain estuaries not covered in the FDEP rule and flowing waters in South Florida. Pursuant to an order of the court, the EPA must adopt final versions of these rules by August 31, 2013 and September 30, 2013, respectively.

The EPA has stated that the criteria in the two new proposed rules either would supplement the scope of the FDEP rule, or would apply to all waters in Florida in the event that the FDEP rule does not go into effect. By its terms, the FDEP rule will not take effect until the EPA withdraws the criteria upheld by the court in February 2012. The EPA also suggested that if the FDEP takes further action or provides clarifications to the existing FDEP rule that would address nutrient discharges to waters not covered by the FDEP rule, the EPA would take other action, including not finalizing its proposed rules and withdrawing its current nutrient rules. In connection with that process, the EPA proposed to extend the effective date of all of its final NNC Rules from January 6, 2013 until November 15, 2013.

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

On April 12, 2013, the court granted the EPA’s motion to delay the effective date of the EPA’s rules establishing downstream protection values but denied the EPA’s motion to delay the effective date of the EPA’s NNC Rule for lakes and springs, which are now in effect. We are reviewing the potential effect on us of the NNC Rule for lakes and springs.

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

During the life of the tailings management areas, clay settling ponds and Gypstacks, we have incurred and will continue to incur significant costs to manage our potash and phosphate residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed. Our asset retirement obligations are further discussed in Note 14 of our Notes to Consolidated Financial Statements.

Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations above for additional information about these requirements. Among other matters, the EPA is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are negotiating with the government the terms of a possible settlement of certain matters related to this review. The final terms of this possible settlement are not yet agreed or approved; however, if a settlement can be achieved, in all likelihood our multi-faceted commitments would include as one of its key elements our deposit into a trust fund of cash in an amount currently estimated at approximately $625 million to pre-fund a material portion of our existing asset retirement obligations for closure and post-closure care of our Gypstacks. The fund would be classified as restricted cash on our balance sheet. See the discussion under “EPA RCRA Initiative” in Note 21 of our Notes to Consolidated Financial Statements for additional information about this matter.

In connection with closure plans for potash facilities, the potash industry proposed a risk-based model that evaluated potential stakeholder economic exposures to assist in determining an acceptable level of residual risk. The Province of Saskatchewan responded to the proposal with a suggested path forward that called for the establishment of separate company environmental trusts to be funded by the year 2021. A decision with respect to the Province’s proposal is still being finalized. Regardless of the final outcome, we do not anticipate that additional financial assurance funding requirements for closure of potash facilities would have a material effect on our results of operations, liquidity or capital resources in the foreseeable future.

Climate Change

We are committed to finding ways to meet the challenges of crop nutrient production and distribution in the context of the need to reduce greenhouse gas emissions. While focused on helping the world grow the food it needs, we have proven our commitment to using our resources more efficiently and have delivered innovative energy recovery technologies that result in our generation of much of the energy we need in our North American Phosphate operations from high efficiency heat recovery systems that result in lower greenhouse gas emissions.

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

Governmental greenhouse gas emission initiatives include among others:

•

Initiatives in the United States: Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, the EPA or various states. We do not believe that any such legislation or regulation that has been adopted has had, or that any such legislation or regulation that is currently under active consideration is reasonably likely to have, a material adverse effect on our results of operations, liquidity or capital resources. It is possible, however, that future legislation or regulation addressing climate change could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material.

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

We continue to focus on energy efficiency initiatives within our operations. As part of our recently completed and ongoing capital projects activities, the Potash business unit is installing higher efficiency motors and electrical systems that reduce energy requirements compared to older systems.

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

Remedial Activities

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, and state analogues, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a third-party location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $24.7 million as of May 31, 2013, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

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

Additional Information

For additional information about phosphate mine permitting in Florida, our environmental liabilities, the environmental proceedings in which we are involved, our asset retirement obligations related to environmental matters, and our related accounting policies, see Environmental Liabilities and AROs under Critical Accounting Estimates above and Notes 3, 14, and 21 of our Notes to Consolidated Financial Statements.

Sustainability

We are committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Through these efforts, we intend to sustain our business and experience lasting success.

We have included, or incorporate by reference, throughout this annual report on Form 10-K discussions of various matters relating to our sustainability, in its broadest sense, that we believe may be material to our investors. These matters include but are not limited to discussions about: corporate governance including the leadership and respective roles of our Board of Directors, its committees and management as well as succession planning; recent and prospective developments in our business; product development; risk, enterprise risk management and risk oversight; the regulatory and permitting environment for our business and ongoing regulatory and permitting initiatives; executive compensation practices; employee and contractor safety; and other EHS matters including climate change, water management, energy and other operational efficiency initiatives, reclamation and asset retirement obligations. Other matters relating to sustainability are included in our sustainability reports that are available on our website at www.mosaicco.com/sustainability. Our sustainability reports are not incorporated by reference in this annual report on Form 10-K.

Contingencies

Information regarding contingencies in Note 21 of our Notes to Consolidated Financial Statements is incorporated herein by reference.

Related Parties

Information regarding related party transactions is set forth in Note 22 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.

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

•

the ability of Mosaic, Ma’aden and SABIC to agree upon definitive agreements related to the Northern Promise Joint Venture, the final terms of any such definitive agreements, the ability of the Northern Promise Joint Venture to obtain project financing in acceptable amounts and upon acceptable terms, the future success of current plans for the joint venture and any future changes in those plans;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations, including any potential adverse effects in the event of active protests against natural resource companies in Peru;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes or excess rainfall;

•

difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of required governmental and regulatory approvals including permitting activities;

•

changes in the environmental and other governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions, or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico or the Mississippi River basin;

•	the potential costs and effects of implementation of federal or state water quality standards for the discharge of nitrogen and/or phosphorus into Florida waterways;

•	the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;

•	the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee;

•	any significant reduction in customers’ liquidity or access to credit that they need to purchase our products;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•	the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business;

•

actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, or Canadian resource taxes and royalties;

•

the costs and effects of legal and administrative proceedings and regulatory matters affecting us, including environmental, tax or administrative proceedings, complaints that our operations are adversely impacting nearby farms, businesses, other property uses or properties, settlements thereof and actions taken by courts with respect to approvals of settlements, resolution of global tax audit activity, and other further developments in legal proceedings and regulatory matters;

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

•

terrorism or other malicious intentional acts, including cybersecurity risks such as attempts to gain unauthorized access to, or disable, our information technology systems, or our costs of addressing malicious intentional acts;

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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the fiscal year ended May 31, 2013 and incorporated by reference herein as if fully stated herein.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Mosaic Company:

We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and equity for each of the years in the three-year period ended May 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II—Valuation and Qualifying Accounts. We also have audited The Mosaic Company’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Mosaic Company’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mosaic Company and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Mosaic Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

July 16, 2013

Consolidated Statements of Earnings

In millions, except per share amounts

	Years Ended May 31,
	2013	2012	2011
Net sales	$9,974.1	$11,107.8	$9,937.8
Cost of goods sold	7,213.9	8,022.8	6,816.0

Gross margin	2,760.2	3,085.0	3,121.8
Selling, general and administrative expenses	427.3	410.1	372.5
Other operating expenses	123.3	63.8	85.1

Operating earnings	2,209.6	2,611.1	2,664.2
Interest income (expense), net	18.8	18.7	(5.1)
Foreign currency transaction (loss) gain	(15.9)	16.9	(56.3)
Gain on sale of equity investment	-	-	685.6
Other income (expense)	2.0	(17.8)	(17.1)

Earnings from consolidated companies before income taxes	2,214.5	2,628.9	3,271.3
Provision for income taxes	341.0	711.4	752.8

Earnings from consolidated companies	1,873.5	1,917.5	2,518.5
Equity in net earnings (loss) of nonconsolidated companies	18.3	13.3	(5.0)

Net earnings including noncontrolling interests	1,891.8	1,930.8	2,513.5
Less: Net earnings (loss) attributable to noncontrolling interests	3.1	0.6	(1.1)

Net earnings attributable to Mosaic	$1,888.7	$1,930.2	$2,514.6

Basic net earnings per share attributable to Mosaic	$4.44	$4.44	$5.64

Basic weighted average number of shares outstanding	425.7	435.2	446.0

Diluted net earnings per share attributable to Mosaic	$4.42	$4.42	$5.62

Diluted weighted average number of shares outstanding	426.9	436.5	447.5

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

In millions

	Years ended May 31,
	2013	2012	2011
Net earnings including noncontrolling interest	$1,891.8	$1,930.8	$2,513.5

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax of $16.0, $28.0 and $2.9, respectively	(46.6)	(307.4)	387.4
Net actuarial gain and prior service cost, net of tax of $5.7, $14.6 and $21.7, respectively	(5.7)	(28.7)	36.0

Other comprehensive income (loss)	(52.3)	(336.1)	423.4

Comprehensive income	1,839.5	1,594.7	2,936.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest	2.4	(3.3)	1.5

Comprehensive income attributable to Mosaic	$1,837.1	$1,598.0	$2,935.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets

In millions, except per share amounts

	May 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$3,697.1	$3,811.0
Receivables, net	1,015.7	751.6
Inventories	1,557.3	1,237.6
Deferred income taxes	75.7	237.8
Other current assets	534.7	543.1

Total current assets	6,880.5	6,581.1
Property, plant and equipment, net	8,486.8	7,545.9
Investments in nonconsolidated companies	431.5	454.2
Goodwill	1,844.6	1,844.4
Deferred income taxes	212.7	50.6
Other assets	229.9	214.2

Total assets	$18,086.0	$16,690.4

Liabilities and Equity
Current liabilities:
Short-term debt	$68.7	$42.5
Current maturities of long-term debt	0.9	0.5
Accounts payable	763.1	912.4
Accrued liabilities	845.1	899.9
Deferred income taxes	87.1	62.4

Total current liabilities	1,764.9	1,917.7
Long-term debt, less current maturities	1,009.6	1,010.0
Deferred income taxes	961.4	787.9
Other noncurrent liabilities	907.2	975.4
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of May 31, 2013 and 2012	-	-
Class A common stock, $0.01 par value, 254,300,000 shares authorized as of May 31, 2013, 150,059,772 shares issued and 128,759,772 shares outstanding as of May 31, 2013 and 2012	1.3	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of May 31, 2013 and 2012	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 309,095,779 shares issued and 297,057,317 shares outstanding as of May 31, 2013, 308,749,067 shares issued and 296,710,605 shares outstanding as of May 31, 2012	3.0	3.0
Capital in excess of par value	1,491.3	1,459.5
Retained earnings	11,603.4	10,141.3
Accumulated other comprehensive income	326.4	378.0

Total Mosaic stockholders’ equity	13,425.4	11,983.1
Non-controlling interests	17.5	16.3

Total equity	13,442.9	11,999.4

Total liabilities and equity	$18,086.0	$16,690.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

In millions, except per share amounts

	Years Ended May 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$1,891.8	$1,930.8	$2,513.5
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	604.8	508.1	447.4
Deferred income taxes	200.0	245.8	196.6
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	32.2	(3.7)	8.2
Accretion expense for asset retirement obligations	33.3	32.4	31.6
Share-based compensation expense	28.2	23.4	21.1
Unrealized loss (gain) on derivatives	(1.4)	45.9	(21.0)
Gain on sale of equity investment	-	-	(685.6)
Excess tax benefits related to share-based compensation	-	-	(13.4)
Loss on sale of fixed assets	18.1	23.1	30.3
Other	12.4	8.4	6.6
Changes in assets and liabilities:
Receivables, net	(296.7)	118.5	(297.3)
Inventories, net	(315.5)	6.5	(244.7)
Other current assets and noncurrent assets	(2.7)	(238.8)	23.7
Accounts payable	(100.5)	(58.4)	240.1
Accrued liabilities	(55.7)	(2.2)	229.6
Other noncurrent liabilities	(160.8)	66.0	(60.0)

Net cash provided by operating activities	1,887.5	2,705.8	2,426.7
Cash Flows from Investing Activities
Capital expenditures	(1,588.3)	(1,639.3)	(1,263.2)
Proceeds from sale of equity investment	-	-	1,030.0
Proceeds from sale of businesses	-	-	56.4
Restricted cash	5.1	5.3	(13.7)
Investments in nonconsolidated companies	(15.0)	-	(385.3)
Distributions received from equity investments	2.9	-	-
Other	5.5	6.6	3.7

Net cash (used in) investing activities	(1,589.8)	(1,627.4)	(572.1)
Cash Flows from Financing Activities
Payments of short-term debt	(263.1)	(148.8)	(381.3)
Proceeds from issuance of short-term debt	289.1	167.9	321.8
Payments of long-term debt	(1.5)	(542.8)	(470.2)
Proceeds from issuance of long-term debt	1.9	748.0	17.6
Payment of tender premium on debt	-	(17.2)	(16.1)
Proceeds from stock options exercised	6.0	3.0	20.3
Contributions by Cargill	-	18.5	-
Repurchase of Class A common stock	-	(1,162.5)	-
Excess tax benefits related to share-based compensation	-	-	13.4
Cash dividends paid	(426.6)	(119.5)	(89.3)
Other	(3.6)	(7.7)	(1.2)

Net cash (used in) financing activities	(397.8)	(1,061.1)	(585.0)
Effect of exchange rate changes on cash	(13.8)	(112.7)	113.8

Net change in cash and cash equivalents	(113.9)	(95.4)	1,383.4
Cash and cash equivalents—beginning of period	3,811.0	3,906.4	2,523.0

Cash and cash equivalents—end of period	$3,697.1	3,811.0	3,906.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

In millions, except per share data

		Mosaic Shareholders
	Shares	Dollars
	Common Stock(a)	Common Stock(a)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2010	445.4	$4.5	$2,523.0	$5,905.3	$289.4	$26.2	$8,748.4
Total comprehensive income	-	-	-	2,514.6	420.8	1.5	2,936.9
Stock option exercises	1.2	-	20.3	-	-	-	20.3
Amortization of share based compensation	-	-	21.1	-	-	-	21.1
Contributions from Cargill, Inc.	-	-	18.5	-	-	-	18.5
Dividends ($0.20 per share)	-	-	-	(89.3)	-	-	(89.3)
Dividends for noncontrolling interests	-	-	-	-	-	(4.8)	(4.8)
Acquisition of noncontrolling interest	-	-	-	-	-	(2.6)	(2.6)
Tax benefits related to share based compensation	-	-	13.4	-	-	-	13.4

Balance as of May 31, 2011	446.6	4.5	2,596.3	8,330.6	710.2	20.3	11,661.9
Total comprehensive income (loss)	-	-	-	1,930.2	(332.2)	(3.3)	1,594.7
Stock option exercises / Restricted stocks units vested	0.2	-	3.0	-	-	-	3.0
Amortization of share based compensation	-	-	23.4	-	-	-	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	-	-	-	(1,162.5)
Dividends ($0.275 per share)	-	-	-	(119.5)	-	-	(119.5)
Dividends for noncontrolling interests	-	-	-	-	-	(0.7)	(0.7)
Tax shortfall related to share based compensation	-	-	(0.9)	-	-	-	(0.9)

Balance as of May 31, 2012	425.5	4.3	1,459.5	10,141.3	378.0	16.3	11,999.4
Total comprehensive income (loss)	-	-	-	1,888.7	(51.6)	2.4	1,839.5
Stock option exercises	0.3	-	6.0	-	-	-	6.0
Amortization of stock based compensation	-	-	28.2	-	-	-	28.2
Dividends ($1.00 per share)	-	-	-	(426.6)	-	-	(426.6)
Dividends for noncontrolling interests	-	-	-	-	-	(1.2)	(1.2)
Tax shortfall related to stock option exercises	-	-	(2.4)	-	-	-	(2.4)

Balance as of May 31, 2013	425.8	$4.3	$1,491.3	$11,603.4	$326.4	$17.5	$13,442.9

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

Our Phosphates segment’s results also include our international distribution activities in addition to the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales volume of dry phosphate crop nutrient products was approximately 93% for the year ended May 31, 2013.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 23 of our Notes to Consolidated Financial Statements for segment results.

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

•

Certain of the Exchanging Cargill Stockholders (the “MAC Trusts”) and the Exchanging Cargill Debt Holders (collectively, the “Selling Stockholders”) then sold an aggregate of 115.0 million shares of our Common Stock that they received in the Split-off and the Debt Exchange in an underwritten secondary public offering (the “Formation Offering”).

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

All other shares of our stock (approximately 128.8 million shares in the aggregate) received by the Exchanging Cargill Stockholders and not sold in the Formation Offering are generally subject to transfer restrictions and are to be released in three equal annual installments beginning on November 26, 2013, unless they are sold prior to the release date. In each of the calendar years 2013 through 2015, we would, at the request of the MAC Trusts or at our own election, register these shares for sale in an underwritten public secondary offering that could occur during the period May 26 through October 26. The maximum number of shares that may be included in each such offering is to be determined by the lead underwriter chosen by us for such offering.

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

We agreed that, among other things, and subject to certain exceptions:

•	We would not engage in certain prohibited acts (“Prohibited Acts”) until May 26, 2013.

•

We will indemnify Cargill for certain taxes and tax-related losses imposed on Cargill if we engaged in a Prohibited Act or in the event we are in breach of representations or warranties made in support of the tax-free nature of the Merger, Split-off and Debt Exchange, if our Prohibited Act or breach causes the Merger, Split-off and/or Debt Exchange to fail to qualify as tax-free transactions.

Generally speaking, Prohibited Acts included:

•

Entering into any agreements, understandings, arrangements or substantial negotiations pursuant to which any person would acquire, increase or have the right to acquire or increase such person’s ownership interest in us, provided that equity issuances, redemptions or repurchases from the MAC Trusts and approvals of transfers within an agreed-upon “basket” were not Prohibited Acts.

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

The agreements relating to the Cargill Transaction continue to restrict our ability to engage in share buybacks (other than self-tender offers to all of our stockholders complying with Rule 13e-4 under the Securities Exchange Act of 1934). The restriction on share buybacks applies until November 26, 2013.

After May 26, 2013, we engaged in discussions with Cargill and the MAC Trusts regarding the disposition of the Class A Shares, including a potential share repurchase transaction. In connection with these discussions, we, with the MAC Trusts' support, requested that Cargill amend the Split-off agreement to allow for a negotiated repurchase of Class A Shares prior to November 26, 2013. After considering the request, Cargill declined to amend the agreement to allow for earlier share repurchases. As a result, we are not permitted to engage in open market or negotiated share repurchases until after November 26, 2013. The only practical means for holders of the Class A Shares to dispose of their shares prior to that date would be through an underwritten public secondary offering, which could only be initiated by the MAC Trusts prior to June 26, 2013 or by us thereafter. After considering their alternatives, the MAC Trusts notified us that they would not exercise their first right to request an underwritten public secondary offering, that would occur during the period May 26, 2013 through October 26, 2013. We look forward to initiating share repurchases after November 26, 2013. At that time, depending on market conditions and sellers' interest, we will consider the repurchase of shares either in a negotiated transaction with the holders of the Class A Shares or through open market repurchases.

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

The accompanying Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries, as well as the accounts of certain variable interest entities (“VIEs”) for which we are the primary beneficiary as described in Note 12. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

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

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance will be recorded in each jurisdiction in which a deferred income tax asset is recorded when it is more likely than not that the deferred income tax asset will not be realized. Changes in deferred tax asset valuation allowances typically impact income tax expense.

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

Canadian Resource Taxes and Royalties

We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. The profits tax is calculated on the potash content of each tonne sold from each Saskatchewan mine, net of certain operating expenses and a depreciation allowance. We also pay a percentage of the value of resource sales from our Saskatchewan mines. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $307.9 million, $327.1 million and $294.2 million for fiscal 2013, 2012 and 2011, respectively.

Brazil Non-Income Taxes

We have approximately $80 million of assets recorded at May 31, 2013 related to PIS and Cofins, a value added tax, tax credits and income tax credits mostly earned in 2009 through 2013 that we believe will be realized through paying income taxes, paying other federal taxes, or receiving cash refunds. Should the Brazilian government determine these claims to not be warranted upon review, this could impact our results in such period. We presently believe that our positions are supported.

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

Concentration of Credit Risk

In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our phosphate and potash products are sold primarily through two North American export associations. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy which requires the underlying receivables to be substantially insured or secured by letters of credit. As of May 31, 2013 and 2012, $191.8 million and $200.7 million, respectively, of accounts receivable were due from Canpotex. In fiscal 2013, 2012 and 2011, sales to Canpotex were $1.2 billion, $1.3 billion and $992.9 million, respectively.

Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount less an allowance for doubtful accounts. On a regular basis, we evaluate outstanding accounts receivable and establish the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and a history of write-offs and subsequent collections.

Included in other assets are long-term accounts receivable of $13.9 million and $16.9 million as of May 31, 2013 and 2012, respectively. In accordance with our allowance for doubtful accounts policy, we have recorded allowances against these long-term accounts receivable of $11.3 million and $13.5 million, respectively.

Inventories

Inventories of raw materials, work-in-process products, finished goods and operating materials and supplies are stated at the lower of cost or market. Costs for substantially all inventories are determined using the weighted average cost basis.

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

Investments

Except as discussed in Note 12 of our Notes to Consolidated Financial Statements, with respect to variable interest entities, investments in the common stock of affiliated companies in which our ownership interest is 50% or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method which includes eliminating the effects of any material intercompany transactions. The cash flow presentation of dividends received from equity method investees is determined by evaluation of the facts, circumstances and nature of the distribution.

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

Goodwill

Goodwill is carried at cost, not amortized, and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. We test goodwill for impairment at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit’s goodwill would be compared with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company may also elect not to perform the qualitative assessment and proceed directly to the quantitative testing. We have established the second quarter of our fiscal year as the period for our annual test for impairment of goodwill and the test resulted in no impairment in the periods presented.

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

4. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	May 31,
(in millions)	2013	2012
Receivables
Trade	$933.9	$706.9
Non-trade	86.5	49.6

	1,020.4	756.5
Less allowance for doubtful accounts	4.7	4.9

	$1,015.7	$751.6

Inventories
Raw materials	$43.0	$61.8
Work in process	445.8	340.1
Finished goods	991.3	764.8
Operating materials and supplies	77.2	70.9

	$1,557.3	$1,237.6

Other current assets
Final price deferred(a)	$137.1	$152.8
Income and other taxes receivable	267.6	214.0
Prepaid expenses	98.2	132.1
Other	31.8	44.2

	$534.7	$543.1

	May 31,
(in millions)	2013	2012
Accrued liabilities
Non-income taxes	$81.1	$78.5
Payroll and employee benefits	146.6	119.6
Asset retirement obligations	83.5	87.0
Customer prepayments	243.3	323.0
Other	290.6	291.8

	$845.1	$899.9

Other noncurrent liabilities
Asset retirement obligations	$575.0	$513.3
Accrued pension and postretirement benefits	140.7	142.2
Unrecognized tax benefits	45.2	159.7
Other	146.3	160.2

	$907.2	$975.4

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.

Interest expense, net was comprised of the following in fiscal 2013, 2012 and 2011:

	Years ended May 31,
(in millions)	2013	2012	2011
Interest income	$18.8	$20.1	$22.5
Less interest expense	-	1.4	27.6

Interest income (expense), net	$18.8	$18.7	$(5.1)

5. RECENTLY ISSUED ACCOUNTING GUIDANCE

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

Pronouncements Issued But Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of International Financial Reporting Standards (“IFRS”). In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. These standards will be effective for us beginning June 1, 2013 with retrospective application required. As these standards address disclosure requirements only, we do not believe their adoption will have a material impact on our results of operations or financial position.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. This guidance is effective for us beginning June 1, 2013. As this standard addresses presentation and disclosure requirements only, we do not believe its adoption will have a material impact on our results of operations or financial position.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	May 31,
(in millions)	2013	2012
Land	$188.7	$187.7
Mineral properties and rights	2,886.7	2,791.0
Buildings and leasehold improvements	1,959.3	1,456.0
Machinery and equipment	5,793.7	4,872.6
Construction in-progress	1,419.2	1,522.8

	12,247.6	10,830.1
Less: accumulated depreciation and depletion	3,760.8	3,284.2

	$8,486.8	$7,545.9

Depreciation and depletion expense was $604.8 million, $508.1 million and $447.4 million for fiscal 2013, 2012 and 2011, respectively. Capitalized interest on major construction projects was $52.0 million, $55.7 million and $57.1 million in fiscal 2013, 2012 and 2011, respectively.

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

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years ended May 31,
(in millions)	2013	2012	2011
Net earnings attributable to Mosaic	$1,888.7	$1,930.2	$2,514.6

Basic weighted average common shares outstanding	425.7	435.2	446.0
Dilutive impact of share-based awards	1.2	1.3	1.5

Diluted weighted average common shares outstanding	426.9	436.5	447.5

Basic net earnings per share attributable to Mosaic	$4.44	$4.44	$5.64
Diluted net earnings per share attributable to Mosaic	$4.42	$4.42	$5.62

A total of 0.6 million shares, 0.5 million shares and 0.4 million shares of common stock subject to issuance upon exercise of stock options for fiscal 2013, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS because the effect would be anti-dilutive.

8. CASH FLOW INFORMATION

Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended May 31,
(in millions)	2013	2012	2011
Cash paid during the period for:
Interest	$52.0	$76.7	$100.2
Less amount capitalized	52.0	55.7	57.1

Cash interest, net	$-	$21.0	$43.1

Income taxes	$299.9	$516.4	$535.2

Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $54.6 million, $56.7 million, and $100.1 million for fiscal 2013, 2012 and 2011 respectively.

9. INVESTMENTS IN NON-CONSOLIDATED COMPANIES

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

A summary of our equity-method investments, which were in operation as of May 31, 2013, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Yunnan Three Circles Sinochem Cargill Fertilizers Co. Ltd.	35.0%
Miski Mayo Mine	35.0%
Canpotex	43.0%

The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	May 31,
(in millions)	2013	2012	2011
Net sales	$4,475.2	$4,938.4	$4,061.7
Net earnings	67.5	97.9	0.5
Mosaic’s share of equity in net earnings (loss)	18.3	13.3	(5.0)
Total assets	1,841.4	1,776.0	1,690.6
Total liabilities	1,149.8	1,005.0	1,022.5
Mosaic’s share of equity in net assets	256.4	282.8	247.2

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

On March 19, 2013, we entered into a Heads of Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to from a joint venture (the “Northern Promise Joint Venture”) that would develop a phosphate rock mine and chemical complexes in the Kingdom of Saudi Arabia. The Northern Promise Joint Venture is presently expected to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and sodium tripolyphosphate. The approximately $7 billion greenfield project is expected to be financed by the joint venture with debt and the investments of the parties, and have a production capacity of approximately 3.5 million tonnes of finished product. Operations are expected to commence in late calendar 2016. We expect to have a 25% interest in the joint venture which will be accounted for in our financial statements as an equity-method investment.

In connection with our equity share, we expect that we will market approximately 25% of the production of the joint venture. Subject to final financing terms, our cash investment would be up to $1 billion, funded over a four-year period beginning in calendar 2013. As of May 31, 2013, we have invested $15 million. The joint venture’s final financing arrangements are expected to include commitments by the shareholders to fund, on a limited basis, certain construction cost overruns and provide guarantees of financing through the construction phase of the project.

10. GOODWILL

The changes in the carrying amount of goodwill, by reporting unit, for the years ended May 31, 2013 and 2012, are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2011	$534.7	$1,295.1	$1,829.8
Foreign currency translation and other	11.9	2.7	14.6

Balance as of May 31, 2012	546.6	1,297.8	1,844.4
Foreign currency translation	-	0.2	0.2

Balance as of May 31, 2013	$546.6	$1,298.0	$1,844.6

As of May 31, 2013, $151.6 million of goodwill was tax deductible.

11. FINANCING ARRANGEMENTS

Mosaic Credit Facility

As of May 31, 2013, Mosaic and MOS Holdings are co-borrowers under an unsecured five-year revolving credit facility of up to $750 million (the “Mosaic Credit Facility”), which is intended to serve as our primary senior unsecured bank credit facility to meet the combined liquidity needs of all of our business segments. The maturity date of the Mosaic Credit Facility is April 26, 2016.

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

Short-Term Debt

Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of May 31, 2013 and 2012, and various other short-term borrowings related to our international distribution activities. These short-term borrowings outstanding were $68.7 million as of May 31, 2013, are denominated in various currencies and bear interest at rates between 0.45% and 20.5% and mature at various dates.

We had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $12.7 million and $20.1 million as of May 31, 2013 and 2012, respectively. The net available borrowings for revolving loans under the Mosaic Credit Facility as of May 31, 2013 and 2012 were approximately $737.3 million and $729.9 million, respectively. Unused commitment fees under the Mosaic Credit Facility accrued at an annual rate of 0.20% in fiscal 2013 and 0.21% in fiscal 2012, generating expenses of $1.5 million and $1.6 million, respectively.

We had additional outstanding letters of credit of $9.0 million as of May 31, 2013.

Long-Term Debt, including Current Maturities

We have senior notes outstanding, consisting of $450 million aggregate principal amount of 3.750% senior notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “Senior Notes”).

The Senior Notes are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing the Senior Notes contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as other events of default.

Two debentures, issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”) and the second due in 2028 (the “2028 Debentures”) remain outstanding with amounts of $89.0 million and $147.1 million, respectively, as of May 31, 2013. The indentures governing the 2018 Debentures and the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as events of default. The obligations under the 2018 Debentures and the 2028 Debentures are guaranteed by several of the Company’s subsidiaries.

Long-term debt primarily consists of term loans, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. Long-term debt as of May 31, 2013 and 2012, respectively, consisted of the following:

(in millions)	May 31, 2013 Stated Interest Rate	May 31, 2013 Effective Interest Rate	Maturity Date	May 31, 2013 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	May 31, 2013 Carrying Value	May 31, 2012 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	May 31, 2012 Carrying Value
Industrial revenue and recovery zone bonds	1.53%	1.53%	2040	$17.4	$-	$-	$17.4	$17.6	$-	$-	$17.6
Unsecured notes	3.75% - 4.88%	4.30%	2021 - 2041	750.0	-	(7.4)	742.6	750.0	-	(8.1)	741.9
Unsecured debentures	7.30% - 7.38%	7.08%	2018 - 2028	236.1	3.3	-	239.4	236.1	3.7	-	239.8
Other	5.50% - 9.00%	7.70%	2014 - 2017	11.1	-	-	11.1	11.2	-	-	11.2

Total long-term debt				1,014.6	3.3	(7.4)	1,010.5	1,014.9	3.7	(8.1)	1,010.5
Less current portion				1.3	0.3	(0.7)	0.9	0.9	0.3	(0.7)	0.5

Total long-term debt, less current maturities				$1,013.3	$3.0	(6.7)	$1,009.6	$1,014.0	$3.4	(7.4)	$1,010.0

Scheduled maturities of long-term debt are as follows for the periods ending May 31:

(in millions)
2014	$0.9
2015	0.6
2016	7.0
2017	1.5
2018	-
Thereafter	1,000.5

Total	$1,010.5

12. VARIABLE INTEREST ENTITIES

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $1.3 billion, $2.4 billion and $2.3 billion for the years ended May 31, 2013, 2012 and 2011, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales receipts.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales in fiscal 2013, 2012 and 2011.

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

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Consolidated Balance Sheets for these consolidated entities are as follows:

(in millions)	May 31, 2013	May 31, 2012
Current assets	$180.7	$138.6
Noncurrent assets	46.9	49.4

Total assets	$227.6	$188.0

Current liabilities	$5.4	$39.6
Noncurrent liabilities	-	-

Total liabilities	$5.4	$39.6

13. INCOME TAXES

The provision for income taxes for the years ended May 31 consisted of the following:

(in millions)	2013	2012	2011
Current:
Federal	$138.8	$314.5	$134.9
State	42.5	61.0	52.0
Non-U.S.	81.5	77.0	380.1

Total current	262.8	452.5	567.0
Deferred:
Federal	(32.9)	7.4	99.2
State	(14.1)	9.0	7.0
Non-U.S.	125.2	242.5	79.6

Total deferred	78.2	258.9	185.8

Provision for income taxes	$341.0	$711.4	$752.8

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

(in millions)	2013	2012	2011
United States earnings	$1,158.1	$1,412.7	$1,477.5
Non-U.S. earnings	1,056.4	1,216.2	1,793.8

Earnings from consolidated companies before income taxes	$2,214.5	$2,628.9	$3,271.3

Computed tax at the U.S. federal statutory rate of 35%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.6%	1.6%	1.3%
Percentage depletion in excess of basis	(7.1%)	(6.6%)	(4.5%)
Impact of non-U.S. earnings	(10.2%)	(2.9%)	(7.5%)
Change in valuation allowance	(3.6%)	0.4%	0.5%
Other items (none in excess of 5% of computed tax)	(0.3%)	(0.4%)	(1.8%)

Effective tax rate	15.4%	27.1%	23.0%

The fiscal 2013 effective tax rate reflects a decrease of $179.3 million due to the resolution of certain tax matters which is included in the impact of non-U.S. earnings above.

The fiscal 2011 effective tax rate reflects a $116.2 million expense related to the sale of our investment in Fosfertil, and our Cubatão, Brazil, facility to Vale S.A. and its subsidiaries.

We have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries aggregating $2.7 billion as of May 31, 2013, and accordingly, no deferred tax liability has been established relative to these earnings. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable.

Significant components of our deferred tax liabilities and assets as of May 31 were as follows:

(in millions)	2013	2012
Deferred tax liabilities:
Depreciation and amortization	$956.2	$761.6
Depletion	427.2	465.4
Partnership tax bases differences	104.0	105.4
Undistributed earnings of non-U.S. subsidiaries	215.8	215.8
Other liabilities	227.8	91.9

Total deferred tax liabilities	$1,931.0	$1,640.1
Deferred tax assets:
Alternative minimum tax credit carryforwards	$63.1	$88.1
Capital loss carryforwards	6.9	7.1
Foreign tax credit carryforwards	528.0	529.7
Net operating loss carryforwards	158.6	168.8
Pension plans and other benefits	52.1	54.2
Asset retirement obligations	237.6	220.2
Other assets	218.2	190.3

Subtotal	1,264.5	1,258.4
Valuation allowance	93.6	180.2

Net deferred tax assets	1,170.9	1,078.2

Net deferred tax liabilities	$(760.1)	$(561.9)

We have certain entities that are taxed in both their local currency jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of May 31, 2013 and 2012, these deferred taxes are offset by approximately $380.1 million and $377.8 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above.

As of May 31, 2013, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $63.1 million, net operating losses of $457.7 million, capital losses of $18.9 million, and foreign tax credits of $528.0 million. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code and in certain cases provisions of foreign law. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The foreign tax credits have an expiration date of calendar 2018. The realization of our foreign tax credit carryforwards could be impacted by market conditions, the resolution of uncertain tax positions, and other business decisions and outcomes. We will need certain types of taxable income totaling approximately $4 billion in the U.S. between calendar 2013 and calendar 2018 to fully utilize our foreign tax credit carryforwards.

Valuation Allowance

For fiscal 2013, the valuation allowance decreased $86.6 million primarily due to our determination that the valuation allowance against certain non-U.S. deferred tax assets recorded in prior fiscal years could be reduced. This valuation allowance reduction relates to a non-U.S. entity that is taxed in both the local jurisdiction and the U.S. As a result, the decrease in the valuation allowance is offset by the recognition of a corresponding U.S. deferred tax liability associated with the anticipated reduction in foreign tax credits and, therefore, did not impact our tax expense in 2013.

For fiscal 2012 and 2011, the valuation allowance decreased $29.0 million and increased $52.1 million, respectively.

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

Uncertain Tax Positions

As of May 31, 2013, we had $316.8 million of gross uncertain tax positions. If recognized, approximately $106.4 million of that amount would affect our effective tax rate in future periods. We recorded a gross decrease of $187.7 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters, of which $179.3 million impacted our effective tax rate. It is reasonably possible that the amount of gross unrecognized tax benefits will decrease in the next twelve months by approximately $30 million associated with our non-U.S. subsidiaries due to the expected resolution of a treaty-based process. The difference between the resolution’s outcome and what we have recorded as an unrecognized tax benefit may result in an expense; however, an estimate of the impact to the effective tax rate cannot reasonably be made. It is expected that there will be additional changes to the amount of uncertain tax positions in the next twelve months; however, additional changes cannot reasonably be estimated.

	May 31,
(in millions)	2013	2012
Gross unrecognized tax benefits, beginning of year	$476.9	$263.5
Gross increases:
Prior year tax positions	7.7	103.1
Current year tax positions	36.6	146.9
Gross decreases:
Prior year tax positions	(204.3)	(34.8)
Currency translation	(0.1)	(1.8)

Gross unrecognized tax benefits, end of year	$316.8	$476.9

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012 are $53.8 million and $52.0 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2001.

We are currently under audit by the U.S. Internal Revenue Service for fiscal 2011 and 2012 and by the Canada Revenue Agency for fiscal 2001 to 2011. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

The Company has entered into a tax treaty-based process to resolve certain multi-jurisdictional uncertain income tax matters. An unfavorable resolution of those matters could impact our ability to utilize our foreign tax credit carryforward and affect the amount of undistributed earnings of non-U.S. subsidiaries for which we have not recognized a deferred tax liability.

During the second quarter of fiscal 2013, the Internal Revenue Service concluded its audit for fiscal 2009 and 2010.

14. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

We recognize AROs in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long lived asset. We depreciate the tangible asset over its estimated useful life. Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in phosphogypsum management systems (the “Gypstacks”) to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for five years after closing our Carlsbad, New Mexico facility and (vi) decommission facilities, manage tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.

A reconciliation of our AROs is as follows:

	May 31,
(in millions)	2013	2012
AROs, beginning of year	$600.3	$573.1
Liabilities incurred	38.7	27.8
Liabilities settled	(73.2)	(98.4)
Accretion expense	33.3	32.4
Revisions in estimated cash flows	59.4	65.4

AROs, end of year	658.5	600.3
Less current portion	83.5	87.0

	$575.0	$513.3

15. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to the impact of fluctuations in the relative value of currencies, the impact of fluctuations in the purchase prices of natural gas and ammonia consumed in operations, changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks and the effects of changing commodity and freight prices, but not for speculative purposes. Subsequent to May 31, 2013 we have entered into forward-starting interest rate swaps in anticipation of the future issuance of debt.

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

For additional disclosures about fair value measurement of derivative instruments, see Note 16 of our Notes to Consolidated Financial Statements.

As of May 31, 2013, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Instrument	Derivative Category	Unit of Measure	May 31, 2013	May 31, 2012
Foreign currency derivatives	Foreign Currency	US Dollars	1,459.7	1,869.2
Natural gas derivatives	Commodity	MMbtu	15.2	24.3
Ocean freight contracts	Freight	Tonnes	1.5	2.1

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, or freight contracts. Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our product are included in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction loss line in the Consolidated Statements of Earnings. Below is a table that shows the unrealized gains and (losses) on derivative instruments related to foreign currency exchange contracts, commodities contracts, and freight:

		Gain (loss)
(in millions)		Years ended May 31,
Derivative Instrument	Location	2013	2012	2011
Foreign currency derivatives	Cost of goods sold	$(1.6)	$(23.9)	$6.8
Foreign currency derivatives	Foreign currency transaction gain	(13.8)	(4.0)	7.9
Commodity derivatives	Cost of goods sold	16.1	(16.0)	8.3
Freight derivatives	Cost of goods sold	0.7	(2.0)	(2.0)

The gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives.

(in millions)	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	May 31, 2013	Location	May 31, 2013
Foreign currency derivatives	Other current assets	$10.7	Accrued liabilities	$(38.6)
Commodity derivatives	Other current assets	4.8	Accrued liabilities	(6.1)
Commodity derivatives	Other assets	0.2	Other noncurrent liabilities	-
Freight derivatives	Other current assets	1.7	Accrued liabilities	(0.4)

Total		$17.4		$(45.1)

(in millions)	Asset Derivatives(a)		Liability Derivatives(a)
Derivative Instrument	Location	May 31, 2012	Location	May 31, 2012
Foreign currency derivatives	Other current assets	$23.8	Accrued liabilities	$(36.7)
Commodity derivatives	Other current assets	5.8	Accrued liabilities	(15.2)
Commodity derivatives	Other assets	-	Other noncurrent liabilities	(8.3)
Freight derivatives	Other current assets	1.1	Accrued liabilities	(0.5)

Total		$30.7		$(60.7)

(a)	In accordance with U.S. GAAP the above amounts are disclosed at gross fair value and the amounts recorded on the Consolidated Balance Sheet are presented on a net basis when permitted.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on May 31, 2013 and 2012 was $40.4 million and $59.7 million, respectively. We have not posted cash collateral in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on May 31, 2013, we would be required to post an additional $39.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

Assets and Liabilities Measured at Fair Value

The following table presents assets and liabilities included in our Consolidated Balance Sheets that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. The assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement. The lowest level of input is considered Level 3. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.

(in millions)	May 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$10.7	$8.7	$2.0	$-
Commodity derivatives	5.0	-	5.0	-
Freight derivatives	1.7	-	-	1.7

Total assets at fair value	$17.4	$8.7	$7.0	$1.7

Liabilities
Foreign currency derivatives	$38.6	$4.3	$34.3	$-
Commodity derivatives	6.1	-	6.1	-
Freight derivatives	0.4	-	-	0.4

Total liabilities at fair value	$45.1	$4.3	$40.4	$0.4

(in millions)	May 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$23.8	$20.1	$3.7	$-
Commodity derivatives	5.8	0.4	5.4	-
Freight derivatives	1.1	-	-	1.1

Total assets at fair value	$30.7	$20.5	$9.1	$1.1

Liabilities
Foreign currency derivatives	$36.7	$0.3	$36.4	$-
Commodity derivatives	23.5	-	23.5	-
Freight derivatives	0.5	-	-	0.5

Total liabilities at fair value	$60.7	$0.3	$59.9	$0.5

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

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	May 31,
	2013		2012
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,697.1	$3,697.1	$3,811.0	$3,811.0
Accounts receivable	1,015.7	1,015.7	751.6	751.6
Accounts payable trade	763.1	763.1	912.4	912.4
Short-term debt	68.7	68.7	42.5	42.5
Long-term debt, including current portion	1,010.5	1,093.3	1,010.5	1,116.9

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

17. GUARANTEES AND INDEMNITIES

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

Our more significant guarantees and indemnities are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of May 31, 2013, we have estimated the maximum potential future payment under the guarantees to be $35.0 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of May 31, 2013 and May 31, 2012.

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

18. PENSION PLANS AND OTHER BENEFITS

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

In accordance with the merger and contribution agreement related to the Combination, pension and other postretirement benefit liabilities for certain of the former CCN employees were not transferred to us. Prior to the Combination, Cargill was the sponsor of the benefit plans for CCN employees and therefore, no assets or liabilities were transferred to us. These former CCN employees remain eligible for pension and postretirement benefits under Cargill’s plans. Cargill incurs the associated costs and then charges them to us. The amount that Cargill may charge to us for such pension costs may not exceed $2.0 million per year or $19.2 million in the aggregate. As of May 31, 2013, the aggregate amount remaining under this agreement that may be charged to us is $4.9 million. This cap does not apply to the costs associated with certain active union participants who formerly earned service under Cargill’s pension plan. This agreement remains in place subsequent to the Cargill Transaction described in Note 2 of our Notes to Consolidated Financial Statements.

Costs charged to us for the former CCN employees’ pension expense were $3.3 million for fiscal 2013 and $3.6 million and $2.9 million for fiscal 2012 and 2011, respectively.

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

Accounting for Pension and Postretirement Plans

The year-end status of the North American plans was as follows:

	Pension Plans		Postretirement Benefit Plans
(in millions)	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$743.3	$694.3	$59.9	$60.1
Service cost	6.5	5.6	0.6	0.3
Interest cost	32.6	34.5	2.3	2.6
Plan amendments	15.3	-	-	-
Actuarial loss	26.9	59.3	0.6	4.0
Currency fluctuations	(0.4)	(15.5)	-	(0.9)
Employee contribution	-	-	0.1	0.1
Benefits paid	(35.6)	(34.9)	(5.6)	(6.3)

Projected benefit obligation at end of year	$788.6	$743.3	$57.9	$59.9

Change in plan assets:
Fair value at beginning of year	$654.4	$630.0	$-	$-
Currency fluctuations	(0.3)	(12.9)	-	-
Actual return	53.9	45.4	-	-
Company contribution	35.2	26.8	5.5	6.2
Employee contribution	-	-	0.1	0.1
Benefits paid	(35.6)	(34.9)	(5.6)	(6.3)

Fair value at end of year	$707.6	$654.4	$-	$-

Funded status of the plans as of May 31	$(81.0)	$(88.9)	$(57.9)	$(59.9)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$6.4	$-	$-	$-
Current liabilities	(0.6)	(0.6)	(5.9)	(6.3)
Noncurrent liabilities	(86.8)	(88.3)	(52.0)	(53.6)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs (credits)	$27.1	$13.2	$(3.2)	$(4.9)
Actuarial (gain)/loss	125.4	131.3	(7.0)	(8.9)

The accumulated benefit obligation for the defined benefit pension plans was $782.5 million and $736.2 million as of May 31, 2013 and 2012, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

(in millions)	Pension Plans			Postretirement Benefit Plans
Net Periodic Benefit Cost	2013	2012	2011	2013	2012	2011
Service cost	$6.5	$5.6	$5.0	$0.6	$0.3	$0.4
Interest cost	32.6	34.5	36.2	2.3	2.6	3.1
Expected return on plan assets	(37.3)	(35.8)	(38.0)	-	-	-
Amortization of:
Prior service cost/(credit)	1.3	1.3	0.9	(1.7)	(1.7)	(2.3)
Actuarial (gain)/loss	16.1	13.4	7.4	(1.3)	(1.8)	(0.7)

Net periodic benefit (income) cost	$19.2	$19.0	$11.5	$(0.1)	$(0.6)	$0.5

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Prior service cost (credit) recognized in other comprehensive income	$14.1	$(1.3)	$4.9	$1.7	$1.7	$2.3
Net actuarial loss (gain) recognized in other comprehensive income	(5.9)	36.3	(26.7)	1.9	5.8	(38.0)

Total recognized in other comprehensive income	$8.2	$35.0	$(21.8)	$3.6	$7.5	$(35.7)

Total recognized in net periodic benefit (income) cost and other comprehensive income	$27.4	$54.0	$(10.3)	$3.5	$6.9	$(35.2)

The estimated net actuarial gain (loss) and prior service cost for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2014 is $7.0 million and $(2.6) million, respectively.

The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the fiscal years ending May 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2014	$39.7	$5.9	$0.5
2015	40.7	5.8	0.5
2016	42.4	5.6	0.5
2017	43.7	5.4	0.5
2018	45.1	4.9	0.4
2019-2023	246.3	17.4	1.6

In fiscal 2014, we need to contribute cash of at least $65.8 million to the pension plans to meet minimum funding requirements. Also in fiscal 2014, we anticipate contributing cash of $5.9 million to the postretirement medical benefit plans to fund anticipated benefit payments.

Plan Assets and Investment Strategies

The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio. Our pension plan weighted-average asset allocations at May 31, 2013 and 2012 and the target by asset class are as follows:

US Pension Plan Assets	2013 Target	Plan Assets as of May 31, 2013	2012 Target	Plan Assets as of May 31, 2012
Asset Category
U.S. equity securities	12%	13%	12%	11%
Non-U.S. equity securities	7%	7%	7%	6%
Real estate	3%	4%	3%	4%
Fixed income	75%	74%	75%	77%
Private equity	3%	1%	3%	2%
Other	0%	1%	0%	0%

Total	100%	100%	100%	100%

Canadian Pension Plan Assets	2013 Target	Plan Assets as of May 31, 2013	2012 Target	Plan Assets as of May 31, 2012
Asset Category
Canadian equity securities	22%	20%	22%	21%
U.S. equity securities	23%	21%	24%	22%
Non-U.S. equity securities	15%	14%	15%	14%
Fixed income	40%	37%	30%	38%
Private equity	0%	2%	9%	3%
Other	0%	6%	0%	2%

Total	100%	100%	100%	100%

For the U.S. plans, we utilize an asset allocation policy that seeks to maintain a fully-funded plan status under the Pension Protection Act (PPA) of 2006. As such, the primary investment objective beyond accumulating sufficient assets to meet future benefit obligation is to monitor and manage the liabilities of the plan to better insulate the portfolio from changes in interest rates that are impacting the liabilities. This requires an interest rate management strategy to reduce the sensitivity in the plan’s funded status and having a portion of the Plan’s assets invested in return-seeking strategies. Currently, our policy includes a 75% allocation to fixed income and 25% to return-seeking strategies. The U.S. pension plans’ benchmark of the return-seeking strategies is currently comprised of the following indices and their respective weightings: 23% Russell 1000, 19% Russell 1000 Defensive, 8% Russell 2500, 24% MSCI EAFE Net, 4% MSCI EM Net, 16% NFI-ODCE-EQ and 6% Private Equity. The benchmark for the fixed income strategies are comprised of 19% Barclays Long Gov/Credit and 81% Barclays-Russell LDI benchmarks of various durations.

For the Canadian pension plan the investment objectives for the pension plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5% over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of return consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return on the pension plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trusts’ asset allocation and performance objectives. The Canadian pension plans’ benchmark is currently comprised of the following indices and their respective weightings: 21% S&P/TSX 300, 22% Russell 1000, 14% MSCI EAFE ND, 39% DEX Bond Universe, and 4% Private Equity.

In 2011, the Company completed an asset/liability study for the Canadian pension plans in an effort to select an appropriate asset allocation that will assess the potential impacts on funding. These studies resulted in the Company selecting an asset allocation policy that seeks to maintain an appropriate allocation to return seeking assets and an interest rate management strategy. This new policy is reflected in our 2013 target asset allocations above and in our assumed long term rate of return for our Canadian plans, and is nearing full implementation.

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

Fair Value Measurements of Plan Assets

The following tables provide fair value measurement, by asset class of the Company’s defined benefit plan assets for both the U.S. and Canadian plans (see Note 17 for a description of the fair value hierarchy methodology):

(in millions)	May 31, 2013
U.S. Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$1.5	$1.5	$-	$-
Equity securities:
U.S.	53.9	-	53.9	-
International	31.0	-	31.0	-
Real estate	17.0	-	-	17.0
Fixed income(a)	319.5	-	319.5	-
Private equity funds(b)	6.4	-	-	6.4

Total assets at fair value	$429.3	$1.5	$404.4	$23.4

(in millions)	May 31, 2012
U.S. Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Equity securities:
U.S.	$44.6	$-	$44.6	$-
International	24.4	-	24.4	-
Real estate	15.6	-	-	15.6
Fixed income(a)	323.0	-	323.0	-
Private equity funds(b)	8.2	-	-	8.2

Total assets at fair value	$415.8	$-	$392.0	$23.8

(a)

This class includes several funds that are invested approximately 17% in U.S. federal government debt securities, 10% in other governmental securities, 5% in foreign entity debt securities and 68% in corporate debt securities.

(b)	This class includes several private equity funds that invest in U.S. and European corporations and financial institutions.

(in millions)	May 31, 2013
Canadian Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$14.1	$14.1	$-	$-
Equity securities:
Canadian	56.8	-	56.8	-
U.S.	59.0	-	59.0	-
Non-U.S. international	38.6	-	38.6	-
Fixed income(a)	103.9	-	103.9	-
Private equity funds(b)	5.9	-	-	5.9

Total assets at fair value	$278.3	$14.1	$258.3	$5.9

(in millions)	May 31, 2012
Canadian Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$5.9	$5.9	$-	$-
Equity securities:
Canadian	50.0	-	50.0	-
U.S.	51.9	-	51.9	-
Non-U.S. international	33.9	-	33.9	-
Fixed income(a)	90.3	-	90.3	-
Private equity funds(b)	6.6	-	-	6.6

Total assets at fair value	$238.6	$5.9	$226.1	$6.6

(a)

This class consists of a fund that invests approximately 38% in Canadian federal government debt securities, 16% in Canadian provincial government securities, 28% in Canadian corporate debt securities and 15% in foreign entity debt securities and 3% other.

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

The following table provides a reconciliation of our plan assets measured at fair value using significant unobservable inputs (Level 3) for the year ended May 31, 2013:

(in millions)	U.S Pension Assets	Canadian Pension Assets
Balance as of June 1, 2011	$22.8	$7.2
Net realized and unrealized gains	1.6	0.7
Purchases, issuances, settlements, net	(0.6)	(1.3)

Balance as of May 31, 2012	23.8	6.6
Net realized and unrealized gains	0.4	0.7
Purchases, issuances, settlements, net	(0.8)	(1.4)

Balance as of May 31, 2013	$23.4	$5.9

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

Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.25%	4.44%	5.13%	3.77%	3.92%	4.54%
Expected return on plan assets	6.13%	6.29%	6.87%	-	-	-
Rate of compensation increase	4.00%	4.00%	4.00%	-	-	-

Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.44%	5.13%	5.61%	3.92%	4.54%	5.71%
Expected return on plan assets	6.29%	6.87%	6.92%	-	-	-
Rate of compensation increase	4.00%	4.00%	4.00%	-	-	-

Assumed health care trend rates used to measure the expected cost of benefits covered by the plans were as follows:

	2013	2012	2011
Health care cost trend rate assumption for the next fiscal year	7.75%	8.00%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year that the rate reaches the ultimate trend rate	2019	2019	2015

Assumed health care cost trend rates have an effect on the amounts reported. For the health care plans a one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	2013		2012		2011
(in millions)	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease	One Percentage Point Increase	One Percentage Point Decrease
Total service and interest cost	$0.1	(0.1)	$0.2	(0.1)	$0.1	$(0.1)
Postretirement benefit obligation	2.7	(2.3)	2.7	(2.3)	2.5	(2.5)

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

The expense attributable to the Investment Plan and Savings Plan was $34.5 million, $30.0 million and $28.5 million in fiscal 2013, 2012 and 2011, respectively.

Canadian salaried and non-union hourly employees participate in an employer funded plan with employer contributions similar to the U.S. plan. The plan provides a profit sharing component which is paid each year. We also sponsor one mandatory union plan in Canada. Benefits in these plans vest after two years of consecutive service.

19. SHARE-BASED PAYMENTS

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

Valuation Assumptions

Assumptions used to calculate the fair value of stock options in each period are noted in the following table. Starting in fiscal 2012, expected volatility is based on the simple average of implied and historical volatility using the daily closing prices of the Company’s stock for a period equal to the expected term of the option. Prior to fiscal 2012, expected volatility was based on the combination of our and IMC’s historical six-year volatility of common stock. The expected term of the options is calculated using historical employee grant and exercise data. In fiscal 2011, the expected term of the options was calculated using the simplified method described in SEC Staff Accounting Bulletin 110, Use of a Simplified Method in Developing an Estimate of Expected Term of “Plain Vanilla” Share Options, under which the Company can take the midpoint of the vesting date and the full contractual term. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life.

	Years ended May 31,
	2013	2012	2011
Weighted average assumptions used in option valuations:
Expected volatility	47.70%	51.80%	60.46%
Expected dividend yield	1.74%	0.28%	0.44%
Expected term (in years)	7.0	5.0	6.0
Risk-free interest rate	0.92%	1.46%	2.13%

A summary of the status of our stock options as of May 31, 2013, and activity during fiscal 2013, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 1, 2012	2.5	$41.93	5.8	$34.6
Granted	0.3	57.32
Exercised	(0.3)	26.94

Outstanding as of May 31, 2013	2.5	$43.93	5.2	$53.6

Exercisable as of May 31, 2013	2.0	$40.33	4.5	$51.0

The weighted-average grant date fair value of options granted during fiscal 2013, 2012 and 2011 was $22.71, $30.96 and $26.38, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $6.8 million, $5.5 million and $54.1 million, respectively.

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

A summary of the status of our restricted stock units as of May 31, 2013, and activity during fiscal 2013, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of June 1, 2012	0.6	$54.47
Granted	0.3	57.36
Issued and canceled	(0.2)	53.20

Restricted stock units as of May 31, 2013	0.7	$56.40

Performance Units

During fiscal 2013, approximately 100,000 performance units were granted with a weighted average grant date fair value of $71.19. Final performance units awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends. The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any shares to vest.

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

A summary of the assumptions used to estimate the fair value of performance units is as follows:

	Years ended May 31,
	2013	2012
Weighted average assumptions used in performance unit valuations:
Expected volatility	38.05%	54.72%
Expected dividend yield	1.74%	0.28%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.31%	0.69%

A summary of our performance unit activity during fiscal 2013 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 1, 2012	0.1	$81.10
Granted	0.1	71.19

Outstanding as of May 31, 2013	0.2	$75.15

We recorded share-based compensation expense of $32.2 million for fiscal 2013, $25.2 million for fiscal 2012 and $21.9 million for fiscal 2011. The tax benefit related to share-based compensation expense was $11.4 million for fiscal 2013, $8.7 million for fiscal 2012 and $7.8 million for fiscal 2011.

As of May 31, 2013, there was $17.9 million of total unrecognized compensation cost related to options, restricted stock units and performance units granted under the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of options vested in fiscal 2013 and 2012 was $9.5 million and $10.2 million, respectively.

Cash received from exercises of all share-based payment arrangements for fiscal 2013, 2012 and 2011 was $6.0 million, $3.0 million and $20.3 million, respectively. In fiscal 2013, 2012 and 2011 we received a tax benefit for tax deductions from options of $6.4 million, $3.7 million and $20.9 million, respectively.

20. COMMITMENTS

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

A schedule of future minimum long-term purchase commitments, based on May 31, 2013 market prices, and minimum lease payments under non-cancelable operating leases as of May 31, 2013 follows:

(in millions)	Purchase Commitments	Operating Leases
2014	$1,872.5	$50.2
2015	740.3	35.5
2016	446.8	26.9
2017	144.0	21.5
2018	133.3	18.0
Subsequent years	2,073.3	39.6

	$5,410.2	$191.7

Rental expense for fiscal 2013, 2012 and 2011 amounted to $88.8 million, $80.0 million and $79.5 million, respectively. Purchases made under long-term commitments were $2.7 billion, $3.1 billion and $2.2 billion for fiscal 2013, 2012, and 2011, respectively.

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

Under an agreement (the “Tolling Agreement”) with Potash Corporation of Saskatchewan Inc. (“PCS”), our wholly-owned subsidiary, Mosaic Potash Esterhazy Limited Partnership (“Mosaic Esterhazy”), mined and refined PCS’ potash reserves at our Esterhazy mine for a fee plus a pro rata share of operating and capital costs for approximately forty years. Under the agreement, we delivered to PCS up to approximately 1.1 million tonnes of potash per year. As previously reported, on December 7, 2011, we and PCS settled, among other matters, a dispute regarding the expiration of the Tolling Agreement. Under the settlement, the Tolling Agreement expired on December 31, 2012. The productive capacity at our Esterhazy mine previously used to satisfy our obligations under the Tolling Agreement is now fully available to us for sales to any of our customers at then-current market prices. In addition, effective December 31, 2012, we received credit for 1.2 million metric tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex Limited, capacity which was previously allocated to PCS. Canpotex is an export association of certain Canadian potash producers. Canpotex sales are generally allocated among the producer members based on production capacity.

For fiscal 2013, 2012 and 2011, total revenue under this contract was $118.5 million, $158.2 million and $186.8 million, respectively.

We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of May 31, 2013, we had $183.9 million in surety bonds outstanding, of which $170.2 million is for mining reclamation obligations in Florida and $13.7 million is for other matters.

21. CONTINGENCIES

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $24.7 million and $27.3 million as of May 31, 2013 and 2012, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency (“EPA”) Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, we understand that EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our phosphates concentrates facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment.

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

•

Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care of our Gypstacks (“Gypstack Closure Costs”). For financial reporting purposes, we recognize our estimated asset retirement obligations (“AROs”), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of May 31, 2013, the undiscounted amount of our AROs, determined using the assumptions used for financial reporting purposes, was approximately $1.5 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $450 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing cash, currently estimated to be in the amount of approximately $625 million, into a trust fund which would increase over time with reinvestment of earnings. Amounts held in any such trust fund (including reinvested earnings) would be classified as restricted cash on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

•

We have also established accruals to address the estimated cost of civil penalties in connection with this matter, which we do not believe, in light of the relevant regulatory history, would be material to our results of operations, liquidity or capital resources.

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

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, the Corps notified us that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012, the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completed the final AEIS. The Corps issued the final AEIS on April 25, 2013. The final AEIS includes information on environmental impacts upon which the Corps will rely in its consideration of our pending federal wetlands permits for our future Ona and DeSoto mines and an extension of our Wingate mine. The Corps has announced that it will issue an addendum to the AEIS to provide a Spanish language version of the Executive Summary section of the final AEIS and to address several minor technical questions raised by commenters. We do not expect that issuance of the addendum will delay our development of permit applications.

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

On January 30, 2013, we entered into agreements to settle the Potash Antitrust Cases for an aggregate of $43.8 million. We chose to settle the Potash Antitrust Cases to avoid the significant costs, burden and distraction of protracted litigation and we did not admit any wrongdoing. Following preliminary approval by the Northern Illinois District Court on January 30, 2013, we funded the settlement subject to final court approval. On June 12, 2013, the Northern Illinois District Court entered an order of final approval of the settlement. The majority of the settlement was recorded in the third quarter of fiscal year 2013.

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

Brazil Tax Contingencies

Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $97 million. Approximately $55 million of the maximum potential liability relates to PIS and Cofins tax credit cases while the majority of the remaining amount relates to various other non-income tax cases such as value added taxes. In the event that the Brazilian government was to prevail in connection with all judicial and administrative matters involving us and considering the amount of judicial deposits made, our maximum cash tax liability with respect to these matters would be approximately $96 million. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.

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

22. RELATED PARTY TRANSACTIONS

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

Cargill made equity contributions of $18.5 million to us in fiscal 2011.

In summary, the Consolidated Statements of Earnings included the following transactions with Cargill, while Cargill was considered a related party:

(in millions)	Year ended May 31, 2011
Transactions with Cargill included in net sales	$238.1
Transactions with Cargill included in cost of goods sold	146.8
Transactions with Cargill included in selling, general and administrative expenses	6.1
Interest income received from Cargill	0.2

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of May 31, 2013 and 2012, the net amount due from our non-consolidated companies totaled $145.8 million and $134.8 million, respectively.

The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years ended May 31,
(in millions)	2013	2012	2011
Transactions with non-consolidated companies included in net sales	$1,263.9	$1,321.2	$1,015.7
Transactions with non-consolidated companies included in cost of goods sold	632.0	557.3	511.3

23. BUSINESS SEGMENTS

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

Segment information for fiscal 2013, 2012 and 2011 is as follows:

(in millions)	Phosphates	Potash	Corporate, Eliminations and Other	Total
2013
Net sales to external customers	$6,494.6	$3,469.1	$10.4	$9,974.1
Intersegment net sales	-	60.2	(60.2)	-

Net sales	6,494.6	3,529.3	(49.8)	9,974.1
Gross margin	1,162.2	1,611.3	(13.3)	2,760.2
Operating earnings (loss)	848.1	1,393.0	(31.5)	2,209.6
Capital expenditures	427.5	1,017.7	143.1	1,588.3
Depreciation, depletion and amortization expense	287.3	301.9	15.6	604.8
Equity in net earnings of nonconsolidated companies	16.4	-	1.9	18.3
2012
Net sales to external customers	$7,839.2	$3,263.1	$5.5	$11,107.8
Intersegment net sales	-	38.2	(38.2)	-

Net sales	7,839.2	3,301.3	(32.7)	11,107.8
Gross margin	1,466.9	1,622.0	(3.9)	3,085.0
Operating earnings (loss)	1,179.1	1,457.3	(25.3)	2,611.1
Capital expenditures	407.9	1,171.4	60.0	1,639.3
Depreciation, depletion and amortization expense	263.9	233.1	11.1	508.1
Equity in net earnings of nonconsolidated companies	11.9	-	1.4	13.3
2011
Net sales to external customers	$6,895.2	$3,028.3	$14.3	$9,937.8
Intersegment net sales	-	32.7	(32.7)	-

Net sales	6,895.2	3,061.0	(18.4)	9,937.8
Gross margin	1,654.0	1,469.0	(1.2)	3,121.8
Operating earnings (loss)	1,322.0	1,352.5	(10.3)	2,664.2
Capital expenditures	306.7	906.9	49.6	1,263.2
Depreciation, depletion and amortization expense	248.1	188.9	10.4	447.4
Equity in net earnings (loss) of nonconsolidated companies	(8.8)	-	3.8	(5.0)
Total assets as of May 31, 2013	$9,930.9	$9,759.8	$(1,604.7)	$18,086.0
Total assets as of May 31, 2012	9,123.7	11,324.8	(3,758.1)	16,690.4

Financial information relating to our operations by geographic area is as follows:

	Years Ended May 31,
(in millions)	2013	2012	2011
Net sales (a):
Brazil	$2,069.3	$2,161.6	$1,810.1
Canpotex (b)	1,239.8	1,298.9	992.9
Canada	686.3	786.3	629.9
India	475.2	1,579.7	1,565.9
Argentina	258.3	266.7	233.3
Japan	188.2	177.5	166.1
Australia	177.5	290.1	237.8
China	173.3	160.4	115.9
Colombia	143.5	155.9	157.6
Mexico	128.9	90.5	101.7
Chile	116.5	121.1	115.9
Thailand	88.9	94.0	91.1
Peru	56.9	95.1	6.6
Other	271.7	209.3	193.7

Total international countries	6,074.3	7,487.1	6,418.5
United States	3,899.8	3,620.7	3,519.3

Consolidated	$9,974.1	$11,107.8	$9,937.8

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

(in millions)	May 31, 2013	May 31, 2012
Long-lived assets:
Canada	$5,264.8	$4,593.2
Brazil	178.1	158.6
Other	52.1	60.5

Total international countries	5,495.0	4,812.3
United States	3,653.2	3,402.0

Consolidated	$9,148.2	$8,214.3

Excluded from the table above as of May 31, 2013 and 2012, are goodwill of $1,844.6 million and $1,844.4 million and deferred income taxes of $212.7 million and $50.6 million, respectively.

Net sales by product type for fiscal 2013, 2012 and 2011 are as follows:

(in millions)	2013	2012	2011
Sales by product type:
Phosphate Crop Nutrients	$4,106.1	$5,418.4	$4,822.4
Potash Crop Nutrients	3,434.5	3,174.4	3,002.8
Crop Nutrient Blends	1,472.3	1,517.1	1,252.5
Other (a)	961.2	997.9	860.1

	$9,974.1	$11,107.8	$9,937.8

(a)	Includes sales for animal feed ingredients and industrial potash.

Quarterly Results (Unaudited)

In millions, except per share amounts and common stock prices

	Quarter
	First	Second	Third	Fourth	Year
2013
Net sales	$2,505.1	$2,536.2	$2,240.6	$2,692.2	$9,974.1
Gross margin	747.3	675.9	568.4	768.6	2,760.2
Operating earnings	610.2	559.6	419.1	620.7	2,209.6
Net earnings attributable to Mosaic	429.4	628.8	344.6	485.9	1,888.7
Basic net earnings per share attributable to Mosaic	$1.01	$1.48	$0.81	$1.14	$4.44
Diluted net earnings per share attributable to Mosaic	1.01	1.47	0.81	1.14	4.42
Common stock prices:
High	$59.95	$61.98	$63.46	$64.65
Low	44.43	48.29	52.65	56.90
2012
Net sales	$3,083.3	$3,014.5	$2,189.5	$2,820.5	$11,107.8
Gross margin	848.2	881.2	521.8	833.8	3,085.0
Operating earnings	729.6	797.0	413.7	670.8	2,611.1
Net earnings attributable to Mosaic	526.0	623.6	273.3	507.3	1,930.2
Basic net earnings per share attributable to Mosaic	$1.18	$1.41	$0.64	$1.19	$4.44
Diluted net earnings per share attributable to Mosaic	1.17	1.40	0.64	1.19	4.42
Common stock prices:
High	$74.31	$72.35	$59.75	$59.80
Low	55.70	44.86	46.50	45.58

The number of holders of record of our common stock as of July 10, 2013 was 4,125.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five Year Comparison

In millions, except per share amounts

	Years Ended May 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net sales	$9,974.1	$11,107.8	$9,937.8	$6,759.1	$10,298.0
Cost of goods sold	7,213.9	8,022.8	6,816.0	5,065.8	7,148.1
Lower of cost or market write-down	-	-	-	-	383.2

Gross margin	2,760.2	3,085.0	3,121.8	1,693.3	2,766.7
Selling, general and administrative expenses	427.3	410.1	372.5	360.3	321.4
Other operating expenses	123.3	63.8	85.1	62.2	44.4

Operating earnings	2,209.6	2,611.1	2,664.2	1,270.8	2,400.9
Interest income (expense), net	18.8	18.7	(5.1)	(49.6)	(43.3)
Foreign currency transaction (loss) gain	(15.9)	16.9	(56.3)	(32.4)	(131.8)
Gain on sale of equity investment (a)	-	-	685.6	-	673.4
Other income (expense)	2.0	(17.8)	(17.1)	0.9	6.5

Earnings from consolidated companies before income taxes	2,214.5	2,628.9	3,271.3	1,189.7	2,905.7
Provision for income taxes (b)	341.0	711.4	752.8	347.3	649.3

Earnings from consolidated companies	1,873.5	1,917.5	2,518.5	842.4	2,256.4
Equity in net earnings (loss) of nonconsolidated companies	18.3	13.3	(5.0)	(10.9)	100.1

Net earnings including non-controlling interests	1,891.8	1,930.8	2,513.5	831.5	2,356.5
Less: Net earnings (loss) attributable to non-controlling interests	3.1	0.6	(1.1)	4.4	6.3

Net earnings attributable to Mosaic	$1,888.7	$1,930.2	$2,514.6	$827.1	$2,350.2

Earnings per common share attributable to Mosaic:
Basic net earnings per share	$4.44	$4.44	$5.64	$1.86	$5.29

Diluted net earnings per share	$4.42	$4.42	$5.62	$1.85	$5.27

Average shares outstanding:
Basic weighted average number of shares outstanding	425.7	435.2	446.0	445.1	444.3
Diluted weighted average number of shares outstanding	426.9	436.5	447.5	446.6	446.2
Balance Sheet Data (at period end):
Cash and cash equivalents	$3,697.1	$3,811.0	$3,906.4	$2,523.0	$2,703.2
Total assets	18,086.0	16,690.4	15,786.9	12,707.7	12,676.2
Total long-term debt (including current maturities)	1,010.5	1,010.5	809.3	1,260.8	1,299.8
Total liabilities	4,643.1	4,691.0	4,125.0	3,959.3	4,161.0
Total equity	13,442.9	11,999.4	11,661.9	8,748.4	8,515.2
Other Financial Data:
Depreciation, depletion and amortization	$604.8	$508.1	$447.4	$445.0	$360.5
Net cash provided by operating activities	1,887.5	2,705.8	2,426.7	1,356.0	1,242.6
Capital expenditures	1,588.3	1,639.3	1,263.2	910.6	781.1
Dividends per share (c)	1.00	0.275	0.20	1.50	0.20

(a)

In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. We recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco in fiscal 2009. See further discussion in Note 9 to the Consolidated Financial Statements.

(b)	Fiscal 2013 includes a discrete income tax benefit of $179.3 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters.
(c)

In fiscal 2013 we increased our annual dividend to $1.00 per share. In the fourth quarter of fiscal 2012, we paid a quarterly dividend of $0.125, which represents a 150 percent increase over the Company’s previous dividend rate. In fiscal 2010, we paid a special dividend of $1.30 per share in addition to quarterly dividends of $0.05 per share.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the Years ended May 31, 2013, 2012, and 2011

In millions

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses (c)	Charges or (Reductions) to Other Accounts (a)	Deductions	Balance at End of Period(b)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended May 31, 2011	28.7	(3.0)	(0.1)	(2.0)	23.6
Year ended May 31, 2012	23.6	-	(5.1)	(0.1)	18.4
Year ended May 31, 2013	18.4	(1.0)	(1.3)	(0.1)	16.0
Income tax valuation allowance, related to deferred income taxes
Year ended May 31, 2011	157.1	23.8	36.5	(8.2)	209.2
Year ended May 31, 2012	209.2	6.2	(35.2)	-	180.2
Year ended May 31, 2013	180.2	(77.7)	(8.9)	-	93.6

(a)	For the years ended May 31, 2013, 2012 and 2011, the income tax valuation allowance adjustment was recorded to accumulated other comprehensive income and deferred taxes.
(b)

Allowance for doubtful accounts balance includes $11.3 million, $13.5 million and $20.4 million of allowance on long-term receivables recorded in other long term assets for the years ended May 31, 2013, 2012 and 2011, respectively.

(c)

For the year ended May 31, 2013, the decrease of $77.7 million in income tax valuation allowance is offset by the recognition of a corresponding U.S. deferred tax liability associated with the anticipated reduction in foreign tax credits and, therefore, did not impact our tax expense in Fiscal 2013.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance to our management, Board of Directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (1992). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2013. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of May 31, 2013.