Form 10-Q
period 2013-09-30
MOSAIC CO
filed 2013-11-05
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Former fiscal year ended on May 31

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 297,220,797 shares of Common Stock and 128,759,772 shares of Class A Common Stock and 0 shares of Class B Common Stock as of November 1, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2013	2012
Net sales	$1,908.7	$2,645.7
Cost of goods sold	1,521.8	1,871.1

Gross margin	386.9	774.6
Selling, general and administrative expenses	94.4	114.8
Loss on write down of assets	122.8	—
Other operating expense	25.6	16.1

Operating earnings	144.1	643.7
Interest income, net	1.8	5.1
Foreign currency transaction loss	(29.6)	(27.3)
Other income (expense)	0.4	(0.6)

Earnings from consolidated companies before income taxes	116.7	620.9
(Benefit from) provision for income taxes	(6.6)	189.0

Earnings from consolidated companies	123.3	431.9
Equity in net earnings (loss) of nonconsolidated companies	2.5	(12.9)

Net earnings including noncontrolling interests	125.8	419.0
Less: Net earnings attributable to noncontrolling interests	1.4	1.6

Net earnings attributable to Mosaic	$124.4	$417.4

Basic net earnings per share attributable to Mosaic	$0.29	$0.98

Diluted net earnings per share attributable to Mosaic	$0.29	$0.98

Basic weighted average number of shares outstanding	425.9	425.6
Diluted weighted average number of shares outstanding	427.1	426.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended September 30,
	2013	2012
Net earnings, including noncontrolling interest	$125.8	$419.0

Other comprehensive income, net of tax
Foreign currency translation, net of tax	140.9	210.5
Net actuarial gain and prior service cost, net of tax	2.4	3.6
Unrealized gain (loss) on derivative instruments	(1.0)	—

Other comprehensive income	142.3	214.1

Comprehensive income	268.1	633.1
Less: Comprehensive income attributable to the noncontrolling interest	1.4	1.4

Comprehensive income attributable to Mosaic	$266.7	$631.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2013	May 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,338.6	$3,697.1
Receivables, net	478.7	1,015.7
Inventories	1,495.0	1,557.3
Deferred income taxes	81.2	75.7
Other current assets	897.8	534.7

Total current assets	6,291.3	6,880.5
Property, plant and equipment, net of accumulated depreciation of $3,916.8 million and $3,760.8 million, respectively	8,513.0	8,486.8
Investments in nonconsolidated companies	562.1	431.5
Goodwill	1,833.2	1,844.6
Deferred income taxes	212.5	212.7
Other assets	244.5	229.9

Total assets	$17,656.6	$18,086.0

Liabilities and Equity
Current liabilities:
Short-term debt	$14.5	$68.7
Current maturities of long-term debt	0.8	0.9
Accounts payable	611.7	763.1
Accrued liabilities	588.7	845.1
Deferred income taxes	86.6	87.1

Total current liabilities	1,302.3	1,764.9
Long-term debt, less current maturities	1,011.5	1,009.6
Deferred income taxes	960.9	961.4
Other noncurrent liabilities	830.8	907.2
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2013 and May 31, 2013	—	—
Class A common stock, $0.01 par value, 254,300,000 shares authorized, 150,059,772 shares issued and 128,759,772 shares outstanding as of September 30, 2013 and May 31, 2013	1.3	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of September 30, 2013 and May 31, 2013	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 309,245,292 shares issued and 297,206,830 shares outstanding as of September 30, 2013, 309,095,779 shares issued and 297,057,317 shares outstanding as of May 31, 2013	3.0	3.0
Capital in excess of par value	1,507.8	1,491.3
Retained earnings	11,707.6	11,603.4
Accumulated other comprehensive income	312.9	326.4

Total Mosaic stockholders’ equity	13,532.6	13,425.4
Noncontrolling interests	18.5	17.5

Total equity	13,551.1	13,442.9

Total liabilities and equity	$17,656.6	$18,086.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$125.8	$419.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	166.1	140.6
Deferred income taxes	—	0.3
Equity in net earnings of nonconsolidated companies, net of dividends	7.0	31.0
Accretion expense for asset retirement obligations	9.9	7.1
Share-based compensation expense	14.1	17.7
Loss on write-down of assets	122.8	—
Unrealized (gain) on derivatives	(40.7)	(52.5)
Other	(3.1)	(1.4)
Changes in assets and liabilities:
Receivables, net	131.7	(81.0)
Inventories	(2.5)	(213.1)
Other current and noncurrent assets	(167.8)	29.6
Accounts payable	(104.1)	128.3
Accrued liabilities and income taxes	(221.0)	(108.0)
Other noncurrent liabilities	(83.2)	26.2

Net cash (used in) provided by operating activities	(45.0)	343.8
Cash Flows from Investing Activities:
Capital expenditures	(332.5)	(384.6)
Restricted cash	—	7.8
Investments in nonconsolidated companies	(134.5)	—
Other	1.3	1.3

Net cash used in investing activities	(465.7)	(375.5)
Cash Flows from Financing Activities:
Payments of short-term debt	(42.9)	(5.4)
Proceeds from issuance of short-term debt	57.2	10.3
Payments of long-term debt	(0.7)	(0.2)
Proceeds from issuance of long-term debt	2.7	(0.1)
Proceeds from stock option exercises	0.5	(1.7)
Dividends	(106.8)	(106.6)
Other	0.5	0.8

Net cash used in financing activities	(89.5)	(102.9)
Effect of exchange rate changes on cash	23.3	26.9

Net change in cash and cash equivalents	(576.9)	(107.7)
Cash and cash equivalents—June 30	3,915.5	3,656.2

Cash and cash equivalents—September 30	$3,338.6	$3,548.5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $12.1 and $12.8 as of September 30, 2013 and 2012, respectively)	$—	$—
Income taxes (net of refunds)	—	130.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of May 31, 2013	425.8	$4.3	$1,491.3	$11,603.4	$326.4	$17.5	$13,442.9
Total comprehensive income	—	—	—	211.0	(13.5)	1.2	198.7
Stock option exercises	0.2	—	0.7	—	—	—	0.7
Amortization of stock based compensation	—	—	18.8	—	—	—	18.8
Dividends ($0.25 per share)	—	—	—	(106.8)	—	—	(106.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Tax shortfall related to share based compensation	—	—	(3.0)	—	—	—	(3.0)

Balance as of September 30, 2013	426.0	$4.3	$1,507.8	$11,707.6	$312.9	$18.5	$13,551.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in millions, except per share amounts and as otherwise designated)

(Unaudited)

1. Organization and Nature of Business

The Mosaic Company (“Mosaic”, and, with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) produces and markets concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. On August 5, 2013 Mosaic entered into an agreement to form a joint venture (the “Northern Promise Joint Venture”), of which Mosaic will own 25%, with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop a phosphate rock mine and chemical complexes that is presently contemplated to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia.

Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales of dry phosphate crop nutrient products was approximately 93% for the three months ended September 30, 2013. Effective December 31, 2013, PhosChem will be dissolved.

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

As previously announced, we are changing our fiscal year end to December, 31 from May 31 and began reporting our quarterly results on a calendar-year basis for the months of July through September 2013. Our first full calendar reporting year will be 2014. In connection with this change, we have included the Condensed Consolidated Statement of Earnings and selected cash flow information for the four months ended September 30, 2013 in Note 18.

2. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments except as noted in these Notes to the Condensed Consolidated Financial Statements) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended May 31, 2013. Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of International Financial Reporting Standards (“IFRS”). In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. These standards were effective for us beginning June 1, 2013 with retrospective application required. We determined that these requirements were not material to the results of operations or financial position, and, therefore, have not added disclosures otherwise required by these standards.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income. This guidance was effective for us beginning June 1, 2013. We determined that these requirements were not material to the results of operations or financial position and, therefore, have not added disclosures otherwise required by this standard.

Pronouncements Issued But Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance is effective for us beginning January 1, 2014 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. We do not expect this guidance to have a material impact on our results of operations or financial position.

4. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	September 30, 2013	May 31, 2013
Other current assets
Final price deferred(a)	$270.2	$137.1
Income and other taxes receivable	289.7	267.6
Prepaid expenses	92.0	98.2
Assets held for sale(b)	232.6	—
Other	13.3	31.8

	$897.8	$534.7

Accrued liabilities
Non-income taxes	$28.5	$81.1
Payroll and employee benefits	93.7	146.6
Asset retirement obligations	95.0	83.5
Customer prepayments	126.9	243.3
Other	244.6	290.6

	$588.7	$845.1

Other noncurrent liabilities
Asset retirement obligations	$564.1	$575.0
Accrued pension and postretirement benefits	125.1	140.7
Unrecognized tax benefits	7.9	45.2
Other	133.7	146.3

	$830.8	$907.2

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.
(b)	See further description of assets held for sale in Footnote 16.

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

	Three months ended September 30,
	2013	2012
Net earnings attributed to Mosaic	$124.4	$417.4

Basic weighted average common shares outstanding	425.9	425.6
Dilutive impact of share-based awards	1.2	1.2

Diluted weighted average common shares outstanding	427.1	426.8

Basic net earnings per share attributable to Mosaic	$0.29	$0.98
Diluted net earnings per share attributable to Mosaic	$0.29	$0.98

A total of 1.4 million and 0.9 million shares of common stock subject to issuance upon exercise of stock options for the three months ended September 30, 2013 and 2012, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

6. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the three months ended September 30, 2013, gross unrecognized tax benefits decreased by $46.3 million to $270.5 million. We recorded a gross decrease of $69.7 million due to the resolution of certain tax matters in various jurisdictions, of which $17.0 million impacted our effective tax rate. The decrease was partially offset by a net increase in unrecognized tax benefits associated with the current and prior fiscal years. If recognized, approximately $97.7 million of the $270.5 million in unrecognized tax benefits would affect our effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $50.3 million and $53.8 million as of September 30, 2013 and May 31, 2013, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Based upon the information available as of September 30, 2013, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

7. Inventories

Inventories consist of the following:

	September 30, 2013	May 31, 2013
Raw materials	$27.6	$43.0
Work in process	415.9	445.8
Finished goods	983.5	991.3
Operating materials and supplies	68.0	77.2

	$1,495.0	$1,557.3

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Total
Balance as of May 31, 2013	$546.6	$1,298.0	$1,844.6
Foreign currency translation	—	(0.6)	(0.6)
Reallocation of goodwill to assets held for sale	(10.8)	—	(10.8)

Balance as of September 30, 2013	$535.8	$1,297.4	$1,833.2

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in November of each year, or more frequently if indicators of potential impairment exist.

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

PhosChem is an export association of United States phosphate producers that markets our phosphate products internationally. We, along with the other member, are, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for our respective pro rata share of any operating expenses or other liabilities. PhosChem had net sales of $228.0 million and $323.3 million for the three months ended September 30, 2013 and 2012, respectively, which are included in our consolidated net sales. PhosChem currently funds its operations through ongoing sales.

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

SFMP owns the mineable acres at our South Fort Meade phosphate mine. We have a long-term mineral lease with SFMP which, in general, expires on the earlier of: (i) December 31, 2025, or (ii) the date that we have completed mining and reclamation obligations associated with the leased property. In addition to lease payments, we pay SFMP a royalty on each tonne mined and shipped from the areas that we lease. SFMP had no external sales for the three months ended September 30, 2013 and 2012.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No additional financial or other support has been provided to these VIE’s beyond what was previously contractually required during any periods presented. The carrying amounts and classification of assets and liabilities included in our Condensed Consolidated Balance Sheets for these consolidated entities are as follows:

	September 30, 2013	May 31, 2013
Current assets	$49.9	$180.7
Non current assets	45.2	46.9

Total assets	$95.1	$227.6

Current liabilities	$10.2	$5.4

Total liabilities	$10.2	$5.4

10. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $23.7 million and $24.7 million as of September 30, 2013 and May 31, 2013, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc. (the “Sierra Club”), Manasota-88, Inc. (“Manasota-88”), Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. (“People for Protecting Peace River”) and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension. On September 30, 2013, the Jacksonville District Court granted our motion for summary judgment and denied the plaintiffs’ motion for summary judgment, resulting in dismissal of the plaintiffs’ lawsuit. The time for the plaintiffs to appeal or request a rehearing has not yet expired.

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

The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the “PTO”). On September 12, 2012, Shell Oil Company (“Shell”) filed an inter parties reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Plaintiffs have filed a motion with the Missouri District Court requesting that the stay of the lawsuit be lifted, and we have opposed that motion. On November 28, 2012, the PTO granted Shell’s request for an inter parties reexamination. On December 11, 2012, as part of that reexamination, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiffs’ remaining patent claims and allowed them to stand. The time for Shell to appeal the PTO’s decision has not yet expired. A successful appeal by Shell could limit the claims the plaintiffs can assert against us or their remedies against us.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brazil Tax Contingencies

Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $96 million. Approximately $52 million of the maximum potential liability relates to PIS and Cofins tax credit cases while the majority of the remaining amount relates to various other non-income tax cases such as value added taxes. In the event that the Brazilian government was to prevail in connection with all judicial and administrative matters involving us and considering the amount of judicial deposits made, our maximum cash tax liability with respect to these matters would be approximately $94 million. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.

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

11. Accounting for Derivative Instruments and Hedging Activities

We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, the impact of fluctuations in the purchase prices of natural gas, ammonia and sulfur consumed in operations and changes in freight costs. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity and freight prices, but not for speculative purposes.

As of September 30, 2013 and May 31, 2013, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	September 30, 2013	May 31, 2013
Foreign currency derivatives	Foreign currency	US Dollars	944.0	1,459.7
Natural gas derivatives	Commodity	MMbtu	10.6	15.2
Ocean freight contracts	Freight	Tonnes	0.8	1.5

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

		Three months ended September 30,
Derivative Instrument	Location	2013	2012
Foreign currency derivatives	Cost of goods sold	$22.6	$17.7
Foreign currency derivatives	Foreign currency transaction gain (loss)	(1.0)	0.5
Commodity derivatives	Cost of goods sold	2.7	5.9
Freight derivatives	Cost of goods sold	(1.1)	0.2

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross fair market value of all derivative instruments and their location in our Condensed Consolidated Balance Sheets are shown in the table below by asset or liability position and are further categorized by foreign currency, commodity, and freight derivatives:

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	September 30, 2013	Location	September 30, 2013
Foreign currency derivatives	Other current assets	$8.1	Accrued liabilities	$(16.4)
Commodity derivatives	Other current assets	3.2	Accrued liabilities	(6.7)
Commodity derivatives	Other assets	—	Other noncurrent liabilities	(0.5)
Freight derivatives	Other current assets	1.9	Accrued liabilities	(0.1)

Total		$13.2		$(23.7)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	May 31, 2013	Location	May 31, 2013
Foreign currency derivatives	Other current assets	$10.7	Accrued liabilities	$(38.6)
Commodity derivatives	Other current assets	4.8	Accrued liabilities	(6.1)
Commodity derivatives	Other assets	0.2	Other noncurrent liabilities	—
Freight derivatives	Other current assets	1.7	Accrued liabilities	(0.4)

Total		$17.4		$(45.1)

We have entered into forward-starting interest rate swaps in anticipation of future debt issuance. These swap contracts are designated as cash flow hedges with unrealized gains and losses deferred to other comprehensive income and will be reclassified into earnings over the life of the associated debt once these contracts are settled. As of September 30, 2013, the total notional value of these swaps was $1.5 billion, with $1.25 billion related to ten-year term debt and $250.0 million related to thirty-year term debt. The fair market value of these contracts was ($1.9) million, with $7.3 million accounted as assets and $9.2 million accounted as liabilities as of September 30, 2013. These swap contracts will be settled in November 2013, or upon the earlier issuance of debt.

For additional disclosures about fair value measurement of derivative instruments, see Note 12 to the Condensed Consolidated Financial Statements in this report.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association (“ISDA”) agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2013, was $18.8 million. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013, we would be required to post $16.2 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Counterparty Credit Risk

We enter into foreign exchange and certain commodity and interest rate derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, material losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.

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

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Foreign currency derivatives	$8.1	$1.0	$7.1	$—
Commodity derivatives	3.2	—	3.2	—
Freight derivatives	1.9	—	—	1.9

Total assets at fair value	$13.2	$1.0	$10.3	$1.9

Liabilities
Foreign currency derivatives	$16.4	$3.7	$12.7	$—
Commodity derivatives	7.2	—	7.2	—
Freight derivatives	0.1	—	—	0.1

Total liabilities at fair value	$23.7	$3.7	$19.9	$0.1

We did not significantly change our valuation techniques from prior periods.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2013		May 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,338.6	$3,338.6	$3,697.1	$3,697.1
Receivables, net	478.7	478.7	1,015.7	1,015.7
Accounts payable trade	611.7	611.7	763.1	763.1
Short-term debt	14.5	14.5	68.7	68.7
Long-term debt, including current portion	1,012.3	1,032.8	1,010.5	1,093.3

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

13. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of September 30, 2013 and May 31, 2013, the net amount due from our non-consolidated companies totaled $23.6 million and $145.8 million, respectively.

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended September 30,
	2013	2012
Transactions with non-consolidated companies included in net sales	$191.8	$248.2
Transactions with non-consolidated companies included in cost of goods sold	76.1	141.2

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

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended September 30, 2013
Net sales to external customers	$1,418.8	$488.5	$1.4	$1,908.7
Intersegment net sales	—	34.7	(34.7)	—

Net sales	1,418.8	523.2	(33.3)	1,908.7
Gross margin	193.3	184.4	9.2	386.9
Operating earnings	57.6	91.8	(5.3)	144.1
Capital expenditures	119.9	199.2	13.4	332.5
Depreciation, depletion and amortization expense	75.6	85.5	5.0	166.1

Three months ended September 30, 2012
Net sales to external customers	$1,740.6	$902.5	$2.6	$2,645.7
Intersegment net sales	—	24.6	(24.6)	—

Net sales	1,740.6	927.1	(22.0)	2,645.7
Gross margin	328.9	440.9	4.8	774.6
Operating earnings	246.2	398.1	(0.6)	643.7
Capital expenditures	99.7	263.9	21.0	384.6
Depreciation, depletion and amortization expense	70.1	67.1	3.4	140.6

15. Investment in a Joint Venture

On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to form a joint venture which will develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. The approximately $7 billion greenfield project will be financed by the joint venture with debt and the investments of the parties, and have a production capacity of approximately 3.5 million tonnes of finished product. Operations are expected to commence in late calendar 2016. We will have a 25% interest in the joint venture.

In connection with our equity share, we will market approximately 25% of the production of the joint venture. Our cash investment is expected to be approximately $1 billion, funded over a four-year period. As of September 30, 2013, our investment is $156 million.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Assets Held for Sale

During the quarter ended September 30, 2013, we decided to exit our distribution businesses in Argentina and Chile. In connection with this decision, we wrote down the related assets by approximately $50 million pre-tax to their estimated fair value, which is included in loss on write down of assets in the Condensed Consolidated Statement of Earnings. There was no tax benefit recorded related to this write down. At September 30, 2013, we included $232.6 million in other current assets and $45.9 million in accrued liabilities in our balance sheet as these qualify for asset held for sale accounting. We expect to continue to sell our products in these countries by using other distribution channels.

Also, during the quarter ended September 30, 2013, we decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. We are currently decommissioning the potash assets which precluded the Hersey facility from qualifying as an asset held for sale at September 30, 2013. In connection with the planned sale of this mine we wrote down the related assets by approximately $48 million pre-tax to their estimated fair value and recorded a corresponding tax benefit of approximately $17 million.

17. Subsequent Event

On October 28, 2013, we entered into an agreement to acquire the Florida phosphate assets and assume certain related liabilities of CF Industries, Inc. (“CF”) for $1.2 billion plus an additional $200 million to fund CF’s asset retirement obligation escrow (the “CF Phosphate Assets Acquisition”). Under the terms of the agreement, we would acquire CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. These facilities currently produce approximately 1.8 million tonnes of phosphate fertilizer per year. This transaction is expected to close in the first half of 2014. Customary regulatory approvals are required.

We also signed strategic supply agreements with CF under which CF will provide us with ammonia (the “CF Ammonia Supply Agreements”). Under one of the agreements, we will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. This agreement is expected to commence prior to January 1, 2017. Under a second agreement, we would purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing. In light of these supply arrangements, we have decided to forego our proposed ammonia manufacturing plant at our Faustina, Louisiana facility. Therefore, at September 30, 2013, we wrote off our initial investment in the Faustina project of approximately $25 million and recorded a corresponding tax benefit of $9 million.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Additional Financial Information

The condensed consolidated statement of earnings for the four months ended September 30, 2013 is as follows:

In millions	Four months ended September 30,
(Unaudited)	2013
Net sales	$2,584.3
Cost of goods sold	2,077.5

Gross margin	506.8
Selling, general and administrative expenses	120.6
Loss on write down of assets	122.8
Other operating expense	25.5

Operating earnings	237.9
Interest income (expense), net	(1.3)
Foreign currency transaction gain (loss)	(8.6)
Other expense	0.2

Earnings from consolidated companies before income taxes	228.2
Provision for income taxes	21.4

Earnings from consolidated companies	206.8
Equity in net earnings (loss) of nonconsolidated companies	6.0

Net earnings including noncontrolling interests	212.8
Less: Net earnings (loss) attributable to noncontrolling interests	1.8

Net earnings attributable to Mosaic	$211.0

The following table represents the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the 4 months ended September 30, 2013:

In millions	Four months ended September 30,
(Unaudited)	2013
Net cash provided by operating activities	$388.9
Net cash used in investing activities	(603.2)
Net cash used in financing activities	(136.2)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2013 (the “10-K Report”) and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations

The following table shows the results of operations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		2013-2012
(in millions, except per share data)	2013	2012	Change	Percent
Net sales	$1,908.7	$2,645.7	$(737.0)	(28%)
Cost of goods sold	1,521.8	1,871.1	(349.3)	(19%)

Gross margin	386.9	774.6	(387.7)	(50%)
Gross margin percentage	20%	29%
Selling, general and administrative expenses	94.4	114.8	(20.4)	(18%)
Loss on write down of assets	122.8	—	122.8	NM
Other operating expense	25.6	16.1	9.5	59%

Operating earnings	144.1	643.7	(499.6)	(78%)
Interest income, net	1.8	5.1	(3.3)	(65%)
Foreign currency transaction loss	(29.6)	(27.3)	(2.3)	(8%)
Other income (expense)	0.4	(0.6)	1.0	NM

Earnings from consolidated companies before income taxes	116.7	620.9	(504.2)	(81%)
(Benefit from) provision for income taxes	(6.6)	189.0	(195.6)	NM
Earnings from consolidated companies	123.3	431.9	(308.6)	(71%)
Equity in net earnings (loss) of nonconsolidated companies	2.5	(12.9)	15.4	NM

Net earnings including noncontrolling interests	125.8	419.0	(293.2)	(70%)
Less: Net earnings attributable to noncontrolling interests	1.4	1.6	(0.2)	(13%)

Net earnings attributable to Mosaic	$124.4	$417.4	$(293.0)	(70%)

Diluted net earnings per share attributable to Mosaic	$0.29	$0.98	$(0.69)	(70%)
Diluted weighted average number of shares outstanding	427.1	426.8

Overview of Consolidated Results for the three months ended September 30, 2013 and 2012

Net sales decreased to $1.9 billion for the three months ended September 30, 2013, compared to $2.6 billion in the prior year comparative period. Net earnings attributable to Mosaic for the three months ended September 30, 2013 were $124.4 million, or $0.29 per diluted share, compared to $417.4 million, or $0.98 per diluted share, for the comparative period a year ago. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating earnings for the three months ended September 30, 2013, were impacted by lower phosphate and potash selling prices and lower sales volumes for both potash and phosphates products compared to the same period in the prior year.

MOP selling prices have continued to decline from prior year levels due to supply and demand fundamentals. The announcement by one of our competitors to significantly increase their production volumes, leading customers to expect future price declines, also exacerbated uncertainty in the potash market. Potash sales volumes for the current period were constrained by sentiments in the market driving customers to purchase fertilizer only as needed, combined with delayed purchases in anticipation of the signing of supply contracts in China.

Phosphates sales volumes for the three months ended September 30, 2013 were lower than the same period in the prior year, primarily due to lower domestic sales volumes driven by delayed purchasing based on customer expectations of lower selling prices and a delayed North American harvest, which delayed the fall fertilizer application season. Our average selling price for phosphates has continued to decline from prior year levels, due in part to softer demand caused by reduced purchases from customers in India as they had high inventory levels in country, the volatile Rupee compared to the U.S. dollar, and aggressive pricing by other exporters to India.

Both Phosphates and Potash average selling prices continue to decline subsequent to the quarter due to the cautious purchasing behavior of customers

Other Highlights

During the three months ended September 30, 2013:

•	We maintained a strong financial position with cash and cash equivalents of $3.3 billion as of September 30, 2013.

•	We recorded a foreign currency transaction loss of $29.6 million for the three months ended September 30, 2013 compared with a loss of $27.3 million for the same period a year ago.

•

Capital expenditures were $332.5 million for the three months ended September 30, 2013. We continue to invest in our business through the expansion of capacity in our Potash segment and through sustaining capital, in line with our view of the long-term fundamentals of increasing global demand in that business.

•	We made several strategic decisions during and subsequent to the quarter ended September 30, 2013:

•

On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to form a joint venture which will develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We will own 25% of the joint venture and market approximately 25% of the production of the joint venture. When completed, the project is expected to diversify our sources for phosphate production and allow us to meet the increasing needs of our global customers. For further information see Note 15 to our Condensed Consolidated Financial Statements in the report.

•

On October 28, 2013, we entered into the agreement for the CF Phosphates Assets Acquisition for $1.2 billion plus an additional $200 million to fund CF’s asset retirement obligation escrow. Under the terms of the agreement, we would acquire CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. These facilities currently produce approximately 1.8 million tonnes of phosphate fertilizer per year. This transaction is expected to close in the first half of 2014 and is subject to customary regulatory approvals.

•

We also signed the CF Ammonia Supply Agreements under which CF will provide us with ammonia. Under one of the agreements, we will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. This agreement is expected to commence prior to January 1, 2017. Under a second agreement, we would purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing. In light of these supply agreements, we have decided to forego our proposed ammonia manufacturing plant at our Faustina, Louisiana facility. Therefore, as of September 30, 2013 we wrote off our initial investment in the project of approximately $25 million and recorded a corresponding tax benefit of $9 million.

•

In addition to the $1.4 billion total consideration in connection with the CF Phosphate Assets Acquisition, we expect to spend an estimated $500 million to develop reserves and improve existing mines and an estimated $200 million on marine assets to transport ammonia from Louisiana to our Florida facilities. These estimated $2.1 billion of investments and capital expenditures are expected to be offset by an estimated $2.1 billion in capital savings related to the cancellations of (i) the Faustina ammonia project, saving approximately $1.1 billion in future capital expenditures, and (ii) a planned $1billion beneficiation facility for our future Ona phosphate rock mine, because the proximity of the existing infrastructure at CF’s South Pasture mine to Ona would allow us to take advantages of synergies associated with the combined mining assets. We also expect to capture significant additional operating efficiencies.

•

We made the decision to exit our Argentina and Chile distribution businesses. In connection with this decision, we wrote down the related assets by approximately $50 million. There was no tax benefit recorded related to this write down.

•

We decided to close the Hersey, Michigan potash business and sell the related salt operations. In connection with the planned sale, we wrote down the related assets by approximately $48 million, to their estimated fair value, and recorded a corresponding tax benefit of approximately $17 million.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended September 30,		2013-2012
(in millions, except price per tonne or unit)	2013	2012	Change	Percent
Net sales:
North America	$417.1	$601.7	$(184.6)	(31%)
International	1,001.7	1,138.9	(137.2)	(12%)

Total	1,418.8	1,740.6	(321.8)	(18%)
Cost of goods sold	1,225.5	1,411.7	(186.2)	(13%)

Gross margin	$193.3	$328.9	$(135.6)	(41%)

Gross margin as a percent of net sales	14%	19%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America(b)	515	734	(219)	(30%)
International(b)	677	657	20	3%
MicroEssentials®	233	269	(36)	(13%)
Crop Nutrient Blends	837	809	28	3%

Total	2,262	2,469	(207)	(8%)
Feed Phosphates	152	128	24	19%
Other(c)	325	334	(9)	(3%)

Total Phosphates Segment Tonnes(a)	2,739	2,931	(192)	(7%)

Average selling price per tonne:
DAP (FOB plant)	$436	$533	$(97)	(18%)
Crop Nutrient Blends (FOB destination)	508	544	(36)	(7%)
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$486	$499	$(13)	(3%)
Sulfur (long ton)	167	196	(29)	(15%)

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Excludes Crop Nutrient Blends and MicroEssentials®.
(c)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended September 30, 2013 and 2012

The Phosphates segment’s net sales decreased to $1.4 billion for the three months ended September 30, 2013, compared to $1.7 billion for the three months ended September 30, 2012. Lower sales prices resulted in decreased net sales of approximately $180 million in addition to lower sales volumes, which resulted in decreased sales of approximately $120 million, due to the factors discussed in the Overview.

Our average DAP selling price was $436 per tonne for the three months ended September 30, 2013, a decrease of 18% from the same period a year ago due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended September 30, 2013 decreased 7% compared to the same period in the prior year. We have moved to selling more high value phosphate product in Blends, which has helped soften the decreases in these selling prices.

The Phosphates segment’s sales volumes were lower, with 2.7 million tonnes for the three months ended September 30, 2013 compared to 2.9 million tonnes for the same period in the prior year, due to the factors discussed in the Overview.

We consolidate the financial results of PhosChem. Included in our results for the three months ended September 30, 2013 is PhosChem net sales and cost of goods sold for its other member of $15.3 million, compared with $38.0 million for the three months ended September 30, 2012. Effective December 31, 2013, PhosChem will be dissolved. The dissolution of PhosChem is not expected to have an impact on our future results of operations.

Gross margin for the Phosphates segment decreased to $193.3 million for the three months ended September 30, 2013, from $328.9 million in the three months ended September 30, 2012. Lower sales prices and volumes had an unfavorable impact on gross margin of approximately $240 million, which was partially offset by the favorable impact of lower product costs of approximately $100 million. Approximately $70 million of the lower product costs was due to lower costs of products sold by our international distribution locations, including Blends. As this business is a distribution business, these costs are typically passed on to the customers. This is reflected in revenue; therefore, there is minimal impact on gross margin. Approximately $20 million of the decrease in product costs was due to lower sulfur and ammonia costs, and approximately $10 million was due to the lower cost of phosphate rock used in our North American operations. Although product costs decreased in the current quarter, we have not seen the full effect of these lower costs in our gross margin due to the low sales volumes as these costs are captured in our inventory balance. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 14% for the three months ended September 30, 2013, from 19% for the three months ended September 30, 2012.

The average consumed price for ammonia for our North American operations decreased to $486 per tonne for the three months ended September 30, 2013 from $499 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $167 per long ton for the three months ended September 30, 2013, from $196 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock decreased to $58 per tonne for the three months ended September 30, 2013, compared to $61 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 10% for the three months ended September 30, 2013, from 6% in the same period a year ago. This increase offset the percentage of purchased phosphate rock from unrelated parties used in phosphate finished product production in our North American operations. This decreased to 2% in the three months ended September 30, 2013, from 7% in the same period a year ago. We continue to increase our purchases of phosphate rock from our Miski Mayo investment as their production increases.

Our North American phosphate rock production was 3.3 million tonnes for the three months ended September 30, 2013, compared with 4.0 million tonnes during the same period a year ago. We have decreased phosphate rock production as we have built our inventory reserves as part of our overall phosphate rock mining strategy.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.1 million tonnes for both the three months ended September 30, 2013 and the comparable period of the prior year.

Costs were also impacted by net unrealized mark-to-market derivative gains of $1.4 million for the three months ended September 30, 2013, primarily on foreign currency derivatives, compared to losses of $1.4 million for the same period a year ago, primarily on commodity derivatives.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended September 30,		2013-2012
(in millions, except price per tonne or unit)	2013	2012	Change	Percent
Net sales:
North America	$279.4	$613.7	$(334.3)	(54%)
International	243.8	313.4	(69.6)	(22%)

Total	523.2	927.1	(403.9)	(44%)
Cost of goods sold	338.8	486.2	(147.4)	(30%)

Gross margin	$184.4	$440.9	$(256.5)	(58%)

Gross margin as a percent of net sales	35%	48%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	417	862	(445)	(52%)
International	781	767	14	2%

Total	1,198	1,629	(431)	(26%)
Non-agricultural	182	162	20	12%

Total Potash Segment Tonnes	1,380	1,791	(411)	(23%)

Average selling price per tonne (FOB plant):
MOP—North America(b)	$364	$480	$(116)	(24%)
MOP—International	294	402	(108)	(27%)
MOP Average	342	453	(111)	(25%)

(a)	Excludes tonnes related to a third-party tolling arrangement.
(b)	This price excludes industrial and feed sales.

Three months ended September 30, 2013 and 2012

The Potash segment’s net sales decreased to $523.2 million for the three months ended September 30, 2013, compared to $927.1 million in the same period a year ago. The decrease was primarily due to lower sales volumes that resulted in a decrease in net sales of approximately $250 million combined with lower selling prices that resulted in a decrease of approximately $120 million.

Our average muriate of potash (“MOP”) selling price was $342 per tonne for the three months ended September 30, 2013, a decrease of $111 per tonne compared with the same period a year ago. Potash selling prices have decreased due to the factors discussed in the Overview.

The Potash segment’s sales volumes decreased to 1.4 million tonnes for the three months ended September 30, 2013, compared to 1.8 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Gross margin for the Potash segment decreased to $184.4 million for the three months ended September 30, 2013 from $440.9 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $150 million related to lower sales volumes combined with an unfavorable impact of approximately $120 million due to the decrease in selling prices. Approximately $20 million in increased costs, primarily related to labor costs and depreciation, adversely impacted gross margin. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 35% for the three months ended September 30, 2013, compared to 48% for the same period a year ago.

We incurred $47.7 million in expenses and $3.9 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the three months ended September 30, 2013, compared to $68.4 million and $54.5 million, respectively, in the three months ended September 30, 2012. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow expenses decreased compared to the prior year as a project came on line that enhances our flexibility for disposing of brine that has been pumped out of the mine by injecting it at a site that is remote from the current mine workings. The new remote injection capability is allowing us to be more disciplined and efficient in our approach to managing the brine inflow. Brine inflow costs also continue to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with the introduction of horizontal drilling. In addition, the timing of activities and other temporary operating factors favorably impacted the expense for the three months ended September 30, 2013. Capital expenditures decreased from the prior year period primarily due to expenditures for our new remote injection site in the prior year period. The new remote injection site, together with increased pumping capacity, is also helping us alleviate the effects of constraints on our pumping that began in the latter half of fiscal 2012. These constraints affected available storage capacity in surface ponds and were primarily due to abnormal rainfall in Saskatchewan as well as the downtime of certain of our brine injection wells. The amount of brine stored in the mined out areas at Esterhazy had reached a level higher than past experience as a result of the factors described above, but did not impede mining. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. As a result of our investments in the new remote injection and increased pumping capacities, however, we have substantially reduced the amount of brine stored in the mine.

We incurred $85.5 million in depreciation expense during the three months ended September 30, 2013 compared to $67.1 million in the same period of the prior year. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our sustaining and expansion projects.

We incurred $30.8 million in Canadian resource taxes for the three months ended September 30, 2013, compared with $66.1 million in the same period a year ago. These taxes decreased due to lower sales and profits. We incurred $10.5 million in royalties in the three months ended September 30, 2013, compared to $11.5 million in the three months ended September 30, 2012.

Costs were impacted by net unrealized mark-to-market derivative gains of $22.8 million for the three months ended September 30, 2013, primarily on foreign currency derivatives, compared with gains of $25.2 million for the same period a year ago, primarily on foreign currency derivatives.

For the three months ended September 30, 2013, potash production was 2.0 million tonnes compared to 1.5 million tonnes for the three months ended September 30, 2012 as we continue to bring our expansion projects online.

Other Income Statement Items

	Three months ended September 30,		2013-2012
(in millions)	2013	2012	Change	Percent
Selling, general and administrative expenses	$94.4	$114.8	$(20.4)	(18%)
Loss on write down of assets	122.8	—	122.8	NM
Other operating expense	25.6	16.1	9.5	59%
Interest (expense)	(1.7)	(0.3)	(1.4)	NM
Interest income	3.5	5.4	(1.9)	(35%)

Interest income, net	1.8	5.1	(3.3)	(65%)
Foreign currency transaction gain (loss)	(29.6)	(27.3)	(2.3)	8%
Other income (expense)	0.4	(0.6)	1.0	NM
Benefit from provision for income taxes	(6.6)	189.0	(195.6)	NM

Selling, General and Administrative Expenses

For the three months ended September 30, 2013, selling general and administrative expenses were $94.4 million compared to $114.8 million for the three months ended September 30, 2012. The decrease in the current quarter is primarily related to a decrease in incentive compensation and benefits combined with the elimination of costs associated with the prior year implementation of a new human resources system, and a favorable foreign currency exchange impact compared to the prior year period.

Loss on Write Down of Assets

The loss on write down of assets of $122.8 million is related to the exit from our Argentina and Chile distribution businesses, write off of initial engineering costs of our ammonia plant, closure of Hersey potash facility, and the possible sale of our Hersey salt operations mentioned in the Overview.

Other Operating Expense

For the three months ended September 30, 2013, we had other operating expense of $25.6 million compared with $16.1 million for the same period in the prior year. The increase in expense in the current year is primarily due to approximately $9 million related to the settlement of certain mineral right interests.

Foreign Currency Transaction Gain (Loss)

For the three months ended September 30, 2013, we recorded a foreign currency transaction loss of $29.6 million compared with a loss of $27.3 million for the same periods in the prior year. For the three months ended September 30, 2013, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates. It was also affected by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

For the three months ended September 30, 2012, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by our Canadian affiliates.

(Benefit from) Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2013	(5.7%)	$(6.6)
September 30, 2012	30.4%	189.0

Income tax benefit was $6.6 million and the effective tax rate was (5.7%) for the three months ended September 30, 2013. For the three months ended September 30, 2013, we recorded tax benefits specific to the period tax of $18.1 million related to the resolution of certain tax matters in various jurisdictions. Additionally, we recorded a $26.4 million benefit related to the $122.8 million write down of the distribution business in Argentina and Chile; the Hersey, Michigan mine assets; and the write-off of our initial investment in a proposed ammonia plant. For the three months ended September 30, 2012, we had income tax expense of $189.0 million and an effective tax rate of 30.4%. In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

For the three months ended September 30, 2013, we recorded tax benefits specific to the period tax of $18.1 million related to the resolution of certain tax matters in various jurisdictions. Additionally, we recorded a $26.4 million benefit related to the $122.8 million write down of the distribution business in Argentina and Chile, the Hersey, Michigan mine assets, and the write-off of our initial investment in a proposed ammonia plant.

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

Liquidity and Capital Resources

As of September 30, 2013, we had $3.3 billion in cash and cash equivalents. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months and that such funds together with an expected increase in our long-term debt level will be sufficient for these purposes along with the anticipation of share repurchases and the CF Phosphate Assets Acquisition. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In addition, we have a $750.0 million credit facility, of which $737.4 million was available for working capital needs and investment opportunities as of September 30, 2013.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended September 30, 2013 and 2012:

(in millions)	Three months ended September 30,		2013-2012
	2013	2012	$ Change	% Change
Cash Flow
Net cash (used in) provided by operating activities	$(45.0)	$343.8	$(388.8)	(113%)
Net cash used in investing activities	(465.7)	(375.5)	(90.2)	(24%)
Net cash used in financing activities	(89.5)	(102.9)	13.4	13%

Our capital management philosophy is founded on the principals of maintaining a solid, sustainable financial foundation that will allow us to take advantage of strategic opportunities, while maintaining a more efficient balance sheet. As we previously announced, we plan to target a liquidity buffer of $2.25 billion, comprised of approximately one-third cash and two-thirds committed credit lines, and we expect to increase our long-term debt levels. We have entered into forward-starting interest rate swaps in anticipation of the future issuance of debt. The total notional value of these swaps is $1.5 billion, with $1.25 billion related to ten-year term debt and $250 million related to thirty-year term debt. These swap contracts will be settled in November 2013, or upon the earlier issuance of debt.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.9 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures as the majority are held in investments denominated in U.S. dollars, as of September 30, 2013. The majority of our funds is not subject to significant foreign currency exposures, as the bulk of these funds is held in U.S. denominated investments. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on remitting approximately $0.7 billion of cash associated with certain undistributed earnings, that are part of the permanently reinvested earnings discussed in Note 13 to our Consolidated Financial Statements in our 10-K Report.

Operating Activities

During the three months ended September 30, 2013, net cash used in operating activities was $45.0 million compared to net cash provided by operating activities of $343.8 million for the three months ended 2012. During the three months ended September 30, 2013, net cash used in operating activities was driven by the effects of changes in working capital, including decreases in accounts payable and accrued liabilities, and an increase in other current and noncurrent assets, partially offset by net earnings. Higher working capital levels during the quarter, as a result of the late fall application season in North America, are expected to partially reverse in the fourth quarter.

The change in accounts payable was primarily due to a decline in the cost of raw material purchases in our Phosphates segment, as discussed further in the Phosphates Net Sales and Gross Margin section, combined with a decrease in payables for construction in progress for the three months ended September 30, 2013. The change in accrued liabilities also contributed to the change in working capital as we shipped product against our customer prepayments in Brazil, which were high at June 1, 2013.

The increase in other current assets is primarily due to an increase in our final price deferred product which is product shipped to customers not yet priced. There was also a non-cash impact related to the reclassification of balances from receivables and inventories to assets held for sale, which is included in other current assets.

Investing Activities

Net cash used in investing activities was $465.7 million for the three months ended September 30, 2013 compared to $375.5 million for the same period a year ago. Investing activities in the current year were primarily composed of capital expenditures of $332.5 million in the three months ended September 30, 2013, of which $87.0 million related to our Potash expansion projects. We also contributed $134.5 million to our investment in the Northern Promise Joint Venture during the three months ended September 30, 2013.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2013, was $89.5 million, compared to $102.9 million for the same period in the prior year. Cash used in financing activities primarily consisted of our quarterly dividend of $0.25 per share, which resulted in dividend payments of $106.8 million for the three months ended September 30, 2013.

Debt Instruments, Guarantees and Related Covenants

See Note 11 to the Consolidated Financial Statements in our 10-K Report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit or certificates of deposit. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and under “EPA RCRA Initiative” in Note 10 to our Condensed Consolidated Financial Statements in this report.

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

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the Cargill Transaction or about the CF Phosphate Assets Acquisition or the CF Ammonia Supply Agreements and their nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.”

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

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	rapid drops in the prices for our products can require us to write down our inventories to the lower of cost or market;

•	the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

•

the lag in realizing the benefit of falling market prices for the raw materials we use to produce our products that can occur while we consume raw materials that we purchased or committed to purchase in the past at higher prices;

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of export associations or joint ventures in which we participate;

•	shortages of railcars, barges or ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations, including any potential adverse effects in the event of active protests against natural resource companies in Peru;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes, excess rainfall or drought;

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

•

the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee, particularly when we are exiting our business operations or locations that produced or sold the products to that customer;

•	any significant reduction in customers’ liquidity or access to credit that they need to purchase our products;

•	rates of return on, and the investment risks associated with, our cash balances;

•	the effectiveness of our risk management strategy;

•

the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business and our investment in the Northern Promise Joint Venture;

•

actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, Canadian resource taxes and royalties, or the liabilities we are assuming in the CF Phosphate Assets Acquisition;

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

•

other disruptions of operations at any of our key production or distribution facilities or those of export associations or joint ventures in which we participate, particularly when they are operating at high operating rates;

•	changes in antitrust and competition laws or their enforcement;

•	actions by the holders of controlling equity interests in businesses in which we hold a noncontrolling interest;

•

changes in our relationships with other members of export associations and joint ventures in which we participate or their or our exit from participation in such export associations and joint ventures, and other changes in our commercial arrangements with unrelated third parties;

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

•

risks and uncertainties arising from the possibility that the closing of the CF Phosphate Assets Acquisition may be delayed or may not occur, including delays arising from any inability to obtain governmental approvals of the transaction on the proposed terms and schedule and the ability to satisfy other closing conditions;

•

difficulties with realization of the benefits of the CF Phosphate Assets Acquisition or the CF Ammonia Supply Agreements, including the risks that: the acquired assets may not be integrated successfully; the anticipated cost or capital expenditure savings from the transactions may not be fully realized or may take longer to realize than expected; regulatory agencies might not take, or might delay, actions with respect to permitting or regulatory enforcement matters that are necessary for us to fully realize the benefits of the transactions including replacement of CF’s escrowed financial assurance funds; or the price of natural gas will rise or the market price for ammonia will fall to a level at which the natural gas based pricing under one of the long term CF Ammonia Supply Agreements becomes disadvantageous to us; and

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

We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 15 to the Consolidated Financial Statements in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of September 30, 2013 and May 31, 2013, the fair value of our major foreign currency exchange contracts were ($7.6) million and ($28.3) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of September 30, 2013			As of May 31, 2013
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
	Years ending December 31,			Year ending May 31,
(in millions US$)	2013	2014		2014
Foreign Currency Exchange Forwards
Canadian Dollar			$(4.5)		$(29.5)
Notional (million US$)—long				58.4
Weighted Average Rate—Canadian dollar to U.S. dollar				1.0276
Notional (million US$)—short	$316.5	$413.7		$895.0
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0111	1.0393		1.0056
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$(5.9)		$3.2
Notional (million US$)—long	$57.7			$173.1
Weighted Average Rate—Brazilian real to U.S. dollar	2.3726			2.0391
Notional (million US$)—short	$27.5	$34.0		$149.8
Weighted Average Rate—Brazilian real to U.S. dollar	2.1787	2.2052		2.0848
Indian Rupee			$2.8		$(2.3)
Notional (million US$)—long	$80.5	$5.5		$131.9
Weighted Average Rate—Indian rupee to U.S. dollar	60.2790	66.9082		57.3234
Foreign Currency Exchange Futures
Brazilian Real					$0.3
Notional (million US$)—long				$16.0
Weighted Average Rate—Brazilian real to U.S. dollar				2.0849

Total Fair Value			$(7.6)		$(28.3)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of September 30, 2013 and May 31, 2013, the fair value of our natural gas commodities contracts were ($6.6) million and ($5.0) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of September 30, 2013				As of May 31, 2013
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending May 31,		Fair Value
(in millions)	2013	2014	2015		2014	2015
Natural Gas Swaps
Notional (million MMBtu)—long	3.0	6.6	1.0	$(6.6)	11.7	3.5	$(5.0)
Weighted Average Rate (US$/MMBtu)	$4.28	$4.09	$3.95		$4.26	$3.79

Total Fair Value				$(6.6)			$(5.0)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such change during the three months ended September 30, 2013.

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

We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements in this report:

•

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that set numeric water quality standards (the “NNC Rule”) for nitrogen and/or phosphorus in Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division (the “Tallahassee District Court”), for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The NNC Rule set criteria that would require drastic reductions in the levels of nutrients discharged into Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012. Our lawsuit asserted, among other matters, that the criteria set by the EPA did not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and sought a declaration that the NNC Rule is arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

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

The Florida Department of Environmental Protection (the “FDEP”) has adopted state rules that will, if they ultimately become effective, supplant the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. In June 2012, the FDEP rule was upheld by a state administrative law judge in an administrative proceeding challenging the rule brought by certain nongovernmental organizations and the FDEP rule was submitted to the EPA for approval. In July 2012, the nongovernmental organizations appealed the state administrative law judge’s decision upholding the FDEP rule to the Florida First District Court of Appeal. In February 2013, the Florida First District Court of Appeal upheld the administrative law judge’s decision.

In November 2012, the EPA approved the FDEP rule, and also proposed two rules that would establish new federal nutrient criteria for (i) streams and unimpaired lakes, and (ii) coastal waters, certain estuaries not covered in the FDEP rule and flowing waters in South Florida. These proposed rules will only go into effect if the EPA and the State of Florida fail to satisfy all of the conditions necessary for the FDEP rule to become effective. As of October 2013, the EPA has modified its 2009 Necessity Determination finding that numeric nutrient criteria for certain waters are no longer necessary, has approved the FDEP rule in its entirety and has approved the estuary criteria submitted by FDEP. Florida has enacted legislation implementing parts of its rules, and has adopted an implementation document as a rule to clarify certain issues pertaining to the application of its stream criteria. The only remaining steps are for the Tallahassee District Court to approve the EPA’s motion to modify the terms of the 2010 consent decree with the plaintiffs that established the terms and schedule for rulemaking on numeric nutrient criteria, and to withdraw the EPA-established criteria for lakes and springs that have already taken effect.

Subject to further litigation or rulemaking developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

•

Nutrient Discharges into the Gulf of Mexico and Mississippi River Basin. On March 13, 2012, the Gulf Restoration Network, the Missouri Coalition for the Environment, the Iowa Environmental Council, the Tennessee Clean Water Network, the Minnesota Center for Environmental Advocacy, Sierra Club, the Waterkeeper Alliance, Inc., the Prairie Rivers Network, the Kentucky Waterways Alliance, the Environmental Law & Policy Center and the Natural Resources Defense Council, Inc. brought a lawsuit in the U.S. District Court for the Eastern District of Louisiana (the “Louisiana District Court”) against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin. In July 2011, the EPA had denied the plaintiffs’ July 2008 petition seeking such standards. On May 30, 2012, the Louisiana District Court granted our motion to intervene in this lawsuit.

On September 20, 2013, the Louisiana District Court issued a decision in this matter, requiring the EPA to respond directly to the plaintiffs’ July 2008 petition within 180 days but denying the plaintiffs’ motion to limit the factors that the EPA may consider and finding that nothing in the Clean Water Act precludes the EPA from considering the factors it cited in its July 2011 denial of the plaintiffs’ July 2008 petition.

We intend to defend vigorously the EPA’s decision not to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. In the event that the EPA were to adopt such a rule, we cannot predict what its requirements would be or the effects it would have on us or our customers.

ITEM 1A.	RISK FACTORS

Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “10-K Report”).

We believe that the risk factors in Item 1A of the 10-K Report should be expanded to include the following matters related to the proposed CF Phosphate Assets Acquisition and the CF Ammonia Supply Agreements:

We may fail to realize the anticipated benefits and cost savings of the CF Phosphate Assets Acquisition and the CF Ammonia Supply Agreements within the anticipated time frame or at all.

The success of the proposed CF Phosphate Assets Acquisition and the CF Ammonia Supply Agreements will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining CF’s phosphate mining and production operations with our operations in Central Florida, our ability to avoid or delay future capital spending as a result of the transactions and our ability to realize cost savings from natural gas based pricing under one of the long term CF Ammonia Supply Agreements. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•

Our ability to successfully consolidate both companies’ phosphate mining, manufacturing, purchasing, transportation and logistics activities in Central Florida and to eliminate duplicative overhead and other costs;

•

Our ability to avoid certain planned capital expenditures necessary for future mines through utilization of some of the mining infrastructure assets we would acquire from CF and to avoid the capital expenditures for our own new ammonia plant as a result of the CF Ammonia Supply Agreements;

•	Whether the combined operations will perform as expected;

•	Whether CF successfully performs its obligations under the CF Ammonia Supply Agreements over the life of its commitment;

•	Whether the integration of operations in Central Florida takes longer than anticipated or involves higher than projected integration costs;

•	Whether the integration process disrupts our on-going operations in Central Florida or diverts the attention of our management from our current operations; and

•

The cooperation of federal, state and local governmental agencies on matters relating to the acquisition, including permitting, replacement of CF’s $200 million of escrowed financial assurance earmarked for closure and long-term care of CF’s phosphogypsum stacks in Florida, and other regulatory enforcement matters.

If we are not able to successfully combine CF’s operations with our operations within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the proposed acquisition may not be realized fully or at all or may take longer to realize than expected, and the combined operations may not perform as expected.

In addition, we use ammonia as a raw material in the production of our concentrated phosphate products. Under one of the CF Ammonia Supply Agreements, we have agreed to purchase 545,000 to 725,000 tonnes of ammonia per year for up to 15 years at a price to be determined by a formula based on the prevailing price of U.S. natural gas. This agreement is expected to commence prior to January 1, 2017, whether or not the acquisition closes. If the price of natural gas rises or the market price for ammonia falls outside of the range we currently anticipate, we may not fully realize the cost benefit we anticipate from the natural gas based pricing under this agreement, or the cost of our ammonia under this agreement could be a competitive disadvantage.

The CF Phosphate Assets Acquisition is subject to review under antitrust laws and requires governmental approvals which could jeopardize completion of the acquisition or impose conditions on the acquisition that could have a material adverse effect on our ability to realize the anticipated benefits of the acquisition.

Completion of the acquisition is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as well as obtaining certain required governmental authorizations. Although we and CF have agreed to use our commercially reasonable efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting period will expire or authorizations will be obtained, and we and CF are not obligated to accept any and all conditions imposed by governmental authorities in order to obtain such authorizations. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the acquisition, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on our conduct of the business after completion of the acquisition. Our acceptance of any such divestiture requests or other restrictions on operations could diminish the benefits of the acquisition and result in additional transaction costs, loss of revenue or other effects associated with restrictions on business operations.

In addition, at any time before or after completion of the acquisition, the Antitrust Division of the U.S. Department of Justice or the U.S. Federal Trade Commission, any state or certain foreign governments could take various actions under antitrust, competition or similar laws, including seeking to enjoin the completion of the acquisition or to rescind the acquisition. Private parties also may seek to take legal action under antitrust, competition or similar laws under certain circumstances. A challenge to the acquisition on antitrust, competition or similar grounds may be made by any of these governmental or private parties and, if such a challenge is made, it is possible that we and CF will not prevail.

Our benefits from the proposed CF Phosphate Assets Acquisition depend on the accuracy of our estimates of the liabilities and obligations we are assuming in the transaction.

We are assuming various liabilities and obligations of CF as part of the CF Phosphate Assets Acquisition. The benefits we expect from the acquisition depend on our estimates of these liabilities and obligations. To the extent we have underestimated these liabilities and obligations, we might not fully realize the benefits we are expecting from the acquisition.

In addition, as a result of a competitor’s July 30, 2013 announcement that it would stop selling potash through Belarusian Potash Company, we believe that the risk factors in Item 1A of Form 10-K that describe risks related to disruptions of key distribution facilities or transportation should be revised to read as follows:

We conduct our operations primarily through a limited number of key production and distribution facilities. Any disruption at one of these facilities could have a material adverse impact on our business. The risk of material disruption increases when demand for our products results in high operating rates at our facilities.

We conduct our operations through a limited number of key production and distribution facilities. These facilities include our phosphate mines and concentrates plants; our potash mines; and the ports and other distribution facilities through which we, and the export associations and joint ventures in which we participate, conduct our respective businesses, as well as other commercial arrangements with unrelated third parties. Any disruption of operations at one of these facilities has the possibility of significantly affecting our production or our ability to distribute our products. Operating these facilities at high rates during periods of high demand for our products increases the risk of mechanical or structural failures, decreases the time available for routine maintenance and increases the impact on our operating results from any disruption. A disruption of operations at one of our key facilities could have a material adverse effect on our results of operations or financial condition.

Examples of the types of events that could result in a disruption at one of these facilities include: adverse weather; strikes or other work stoppages; deliberate, malicious acts; political and economic instability and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of export associations and joint ventures in which we participate and their or our exit from participation in such export associations or joint ventures; other changes in our commercial arrangements with unrelated third parties; accidents occurring in the course of operating activities; and other factors. We discuss a number of these examples in more detail throughout the Risk Factors section in Item 1A of the 10-K Report.

In the event of a disruption to existing terminaling facilities or transportation for our products or raw materials, alternative terminaling facilities or transportation might not be available on a timely basis or have sufficient capacity to fully serve all of our customers or facilities.

In the event of a disruption of existing terminaling facilities or transportation for our products or raw materials, alternative terminaling facilities or transportation might not be available on a timely basis or have sufficient capacity to fully serve all of our customers or facilities.

Terminaling facilities and transportation include the ports and other distribution facilities through which we, and the export associations and joint ventures in which we participate, conduct our respective businesses; transportation and related equipment arrangements; and other commercial arrangements with unrelated third parties.

Examples of the types of events that could result in a disruption of terminaling facilities or transportation include: adverse weather; strikes or other work stoppages; deliberate, malicious acts; political and economic instability and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of export associations and joint ventures in which we participate and their or our exit from participation in such export associations and joint ventures; other changes in our commercial arrangements with unrelated third parties; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors. We discuss a number of these examples in more detail throughout the Risk Factors section in Item 1A of our 10-K Report.

An extended interruption in delivering of products to our customers or the supply of natural gas, ammonia or sulfur to our production facilities could have a material adverse effect on our business, financial condition or results of operations.

Other risk factors that are included in Item 1A of the 10-K Report that relate to some of the key effects that our competitor’s announcement may have had on the potash market include those risk factors discussing:

•	The effects of changes in competitors’ production or shifts in their marketing focus;

•	The potential adverse effect on prices and volumes from increases in global supply;

•	Ongoing efforts by existing competitors and potential new entrants to expand global potash production capacity;

•	A history of periodic imbalances of supply and demand for our products and the resulting effects on prices, volumes and our results of operations; and

•	The effects on sales volumes and prices of customer expectations about future crop nutrient prices and availability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen Senior Vice President – Finance and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

November 5, 2013

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.a.	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013		X

10.iii.b.	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1