Form 10-KT
period 2013-12-31
MOSAIC CO
filed 2014-02-18
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended

☒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2013 to December 31, 2013

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

As of June 30, 2013, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock and Class A Common Stock, was approximately $20.0 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 340,169,796 shares of Common Stock, 58,680,763 shares of Class A Common Stock and 0 shares of Class B Common Stock, each par value $0.01 per share, as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2014 Annual Meeting of Stockholders (Part III)

2013 FORM 10-K CONTENTS

PART I.

Item 1. Business.

OVERVIEW

The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in the United States. We are the fourth largest producer of potash in the world. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan and New Mexico. We have other production, blending or distribution operations in Brazil, China, India, Argentina, and Chile, as well as strategic equity investments in a phosphate rock mine in the Bayovar region in Peru and a joint venture recently formed to develop a phosphate rock mine and chemical complexes in the Kingdom of Saudi Arabia. We plan to sell our assets in Argentina and Chile and exit our distribution business there, which we do not expect to significantly affect our sales in Latin America as we plan to continue to sell crop nutrients in these regions. Our operations serve the top four nutrient-consuming countries in the world.

The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.

As previously reported, we have changed our fiscal year end to December 31 from May 31. This transition report is for the seven-month transition period of June 1, 2013 through December 31, 2013.

We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into two reportable business segments: Phosphates and Potash. The following charts show the respective contributions to the seven months ended December 31, 2013 sales volumes, net sales and operating earnings for each of these business segments:

Phosphates Segment — We are the largest integrated phosphate producer in the world and the largest producer and marketer of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Our Phosphates segment also includes our international distribution activities. Our distribution activities include sales offices, port terminals and warehouses in the United States, Canada, and several other key international countries. In addition, the international distribution activities include blending, bagging or production facilities in Brazil, China, India, Argentina and Chile. We account for approximately 13% of estimated global annual production and 59% of estimated North American annual production of concentrated phosphate crop nutrients.

Potash Segment — We are the fourth-largest producer of potash in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 14% of estimated global annual potash production and 43% of estimated North American annual potash production.

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

•	“Stub Period” refers to the seven-month transition period ended December 31, 2013;

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	statements as to our industry position reflect information from the most recent period available.

Cargill Transaction

In May 2011, Cargill divested its interest in us in a split-off (the “Split-off”) to its stockholders (the “Exchanging Cargill Stockholders”), including the MAC Trusts, and a debt exchange (the “Debt Exchange”) with certain Cargill debt holders (the “Exchanging Cargill Debt Holders”). The agreements relating to the Cargill Transaction contemplated an orderly distribution of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Following the Split-off and Debt Exchange, the MAC Trusts and Exchanging Cargill Debt Holders sold an aggregate of 157.0 million of these shares in underwritten public secondary offerings or to us. These transactions completed the disposition of shares designated to be sold during the 15-month period following the Split-off.

All other shares (approximately 128.8 million shares in the aggregate) of our Class A Common Stock (“Class A Shares”) received by the Exchanging Cargill Stockholders in the Split-off were generally subject to transfer restrictions unless we consent. These transfer restrictions are removed as the Class A Shares convert to regular Common Stock. The first such conversion, under which all 42.9 million outstanding Class A Shares, Series A-1, were converted into regular Mosaic Common Stock, par value $.01 per share (“Common Stock”), occurred on November 26, 2013.

The agreements relating to the Cargill Transaction continued to restrict our ability to engage in share buybacks until November 26, 2013, when the last of such restrictions expired.

On December 6, 2013, Mosaic entered into a share repurchase agreement with the MAC Trusts (the “MAC Trusts Share Repurchase Agreement”) to purchase all of the remaining Class A Shares held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. As of the date of this report, pursuant to the Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 3,092,429 Class A Shares, Series A-2, had been repurchased for an aggregate of approximately $1.1 billion, and 18,554,579 Class A Shares, Series A-2, remain to be purchased as set forth in the table below:

Class A Common Stock, Series A-2
March 7, 2014	3,092,429
April 4, 2014	3,092,429
May 5, 2014	3,092,429
June 3, 2014	3,092,429
July 1, 2014	3,092,429
July 30, 2014	3,092,434

Total	18,554,579

The MAC Trusts Share Repurchase Agreement provides for a per share price for each purchase equal to the Common Market Price, as defined in Mosaic’s Restated Certificate of Incorporation, as of the date of the purchase. In general and subject to the terms and provisions of the Restated Certificate of Incorporation, the Common Market Price as of any date is equal to the volume weighted average trading price of Common Stock, for each trading day during the preceding 20-day trading period.

In addition to the Class A Shares to be purchased by Mosaic under the MAC Trusts Share Repurchase Agreement, the MAC Trusts own an aggregate of 21,647,007 shares of Common Stock that were converted from outstanding Class A Shares, Series A-1, on November 26, 2013. Under the MAC Trusts Share Repurchase Agreement, through January 1, 2015, the MAC Trusts have granted Mosaic certain rights of first offer with respect to proposed sales in a market transaction or block trade, through or with a broker or dealer, of more than 5,000,000 of these shares of Common Stock, and certain rights of first refusal with respect to other proposed sales by the MAC Trusts of more than 5,000,000 of these shares of Common Stock.

Also under the MAC Trusts Share Repurchase Agreement, among other things, the MAC Trusts agreed to release Mosaic from its contractual obligation to register any remaining shares of stock in a secondary offering under the Registration Agreement, dated as of January 18, 2011, by and among Mosaic, the MAC Trusts and the other parties thereto.

On February 14, 2014, we entered into share repurchase agreements with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements” and together with the MAC Trusts Share Repurchase Agreement, the “Share Repurchase Agreements”) to purchase an aggregate of approximately 8.2 million Class A Shares under the Repurchase Program. The transactions are structured in two tranches with the first purchase of approximately 2.4 million shares completed February 14, 2014 at a price of $46.43 per share. The second purchase of approximately 5.8 million shares is scheduled for March 17, 2014 with a per share price based on the Common Market Price similar to the MAC Trusts Repurchase Agreement discussed above.

Conversion of the remaining 17,176,068 Class A Shares, Series A-2, and 17,176,046 Class A Shares, Series A-3, which are held by Exchanging Cargill Stockholders, other than Class A Shares we have agreed to repurchase, into regular Common Stock is scheduled to occur in two further annual installments on November 26, 2014 and November 26, 2015, respectively.

We have included additional information about the Cargill Transaction in Note 2 of our Consolidated Financial Statements and in response to Item 13 of Part III of this report, which information is incorporated herein by reference, and the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.

Other Business Developments during the Stub Period

We continue to execute on our strategic plans and other priorities. During the Stub Period, we took the following steps toward achieving our strategic priority of creating value for shareholders:

•	Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•

On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We own 25% of the joint venture and will market approximately 25% of the production of the joint venture. When completed, the project is expected to diversify our sources for phosphate production and help us meet the increasing needs of our global customers.

•

On October 28, 2013, we entered into an agreement to acquire the Florida phosphate assets and assume certain related liabilities of CF Industries, Inc. (“CF”) for $1.2 billion plus an additional $200 million to fund CF’s asset retirement obligation escrow (the “CF Phosphate Assets Acquisition”). Under the terms of the agreement, we would acquire CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. These facilities currently produce approximately 1.8 million tonnes of phosphate fertilizer per year. On January 15, 2014, the U.S. Department of Justice advised us that it had closed its review under the Hart-Scott-Rodino Antitrust Improvements Act. This transaction is expected to close in the first half of 2014 and remains subject to receipt of other regulatory approvals.

•

On October 28, 2013, we signed strategic supply agreements with CF under which CF will provide us with ammonia (the “CF Ammonia Supply Agreements”). Under one of the agreements, we will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. This agreement is expected to commence prior to January 1, 2017. Under a second agreement, we would purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing.

•

We continue the expansion of capacity in our Potash segment, with the K3 shaft at our Esterhazy mine and the expansion at our Colonsay mine. These projects are on track to be completed in 2014 through 2017 and combined will add an estimated 1.4 million tonnes to our potash operational capacity.

•

In December 2013, we successfully completed a test run of expanded capacity at our Esterhazy, Saskatchewan, potash mine, which increased our share of Canpotex Limited (“Canpotex”) sales from approximately 39.9% to 42.5% effective January 1, 2014.

•

Annual operational production at the Miski Mayo phosphate rock mine in Peru, in which we own a 35% economic interest through a joint venture, reached 3.5 million tonnes as of December 31, 2013, which represents approximately 90% of the total potential estimated capacity.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•

We continue our strategy to gain and protect access to distribution facilities in key growing geographies through our distribution relationships, and our own internal distribution network. We intend to increase our investment in Brazil – a key growth region and strategically important country – over the next four years.

•	Innovation: Build on our industry-leading product, process and sustainability innovations

•	We sold 1.4 million tonnes of MicroEssentials® (“MES”) in North America, during calendar 2013, an increase of 18% from the prior twelve months.

•	We announced the development of a potash based premium product named AspireTM.

•	Total Shareholder return: Deliver strong financial performance and provide meaningful returns to our shareholders

•

On November 7, 2013, we completed a $2.0 billion public debt offering consisting of $900 million aggregate principal amount of 4.250% Senior Notes due 2023, $500 million aggregate principal amount of 5.450% Senior Notes due 2033 and $600 million aggregate principal amount of 5.625% Senior Notes due 2043.

•	On December 5, 2013, we upsized and extended our prior $750 million unsecured revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $1.5 billion.

•

As noted above, on December 6, 2013, Mosaic entered into the MAC Trusts Share Repurchase Agreement to purchase all of the MAC Trusts’ 43.3 million restricted Class A shares over the next eight months. As of the date of this report, we have repurchased 24, 739,436 of such shares for an aggregate of approximately $1.1 billion.

•

Subsequent to year end our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing the Company to repurchase Class A Shares or Common Stock, through negotiated direct transactions or in the open market.

•

On February 14, 2014, we entered into the Family Trusts Share Repurchase Agreements to purchase an aggregate of approximately 8.2 million Class A Shares under the Repurchase Program. The transactions are structured in two tranches with the first purchase of approximately 2.4 million shares completed February 14, 2014 at a price of $46.43 per share. The second purchase of approximately 5.8 million shares is scheduled for March 17, 2014 with a per share price based on the Common Market Price.

We have included additional information about these and other developments in our business during the Stub Period in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.

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

Phosphates Segment

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results include our international distribution activities in addition to the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers which exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products.

U.S. Phosphate Crop Nutrients and Animal Feed Ingredients

Our U.S. phosphates operations have capacity to produce approximately 4.3 million tonnes of phosphoric acid (“P2O5 ”) per year, or about 8% of world annual capacity and about 45% of North American annual capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 2.3 million tonnes during the Stub Period and 3.8 million tonnes during calendar 2013. We account for approximately 10% of estimated global annual production and 45% of estimated North American annual output.

Our phosphate crop nutrient products are marketed worldwide to crop nutrient manufacturers, distributors, retailers and farmers. Our principal phosphate crop nutrient products are:

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

Our primary phosphate crop nutrient production facilities are located in central Florida and Louisiana. The following map shows the locations of each of our phosphate concentrates plants in the United States and the locations of each of our active and planned phosphate mines in Florida:

Annual capacity by plant as of December 31, 2013 and production volumes by plant for the calendar 2013 and the Stub Period are listed below:

(tonnes in millions)	Phosphoric Acid			Processed Phosphate(a)/DAP/MAP/MicroEssentials® /Feed Phosphate
	Annual Operational Capacity(b)	Production		Annual Operational Capacity(b)	Production
Facility		Calendar 2013	Stub Period		Calendar 2013	Stub Period
Florida:
Bartow	0.9	0.9	0.6	2.2	2.1	1.3
New Wales	1.7	1.5	0.9	4.1	3.2	1.8
Riverview	0.9	0.7	0.4	1.8	1.6	0.9

	3.5	3.1	1.9	8.1	6.9	4.0
Louisiana:
Faustina	-	-	-	1.6	1.4	0.8
Uncle Sam	0.8	0.7	0.4	-	-	-

	0.8	0.7	0.4	1.6	1.4	0.8

Total	4.3	3.8	2.3	9.7	8.3	4.8

(a)	Our ability to produce processed phosphates has been less than our annual operational capacity stated in the table above, except to the extent we purchase phosphoric acid.
(b)

Actual production varies from annual operational capacity shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure, product mix, and other operating conditions.

The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP, MAP and MES. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.

We produced approximately 4.5 and 7.7 million tonnes of concentrated phosphate crop nutrients during the Stub Period and calendar 2013, respectively. We account for approximately 13% of estimated world annual output and 59% of estimated North American annual production.

Phosphate Rock

Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 7.9 and 14.2 million tonnes in the Stub Period and the calendar year 2013, respectively. We account for approximately 7% of estimated world annual production and 46% of estimated North American annual production. We are the world’s second largest miner of phosphate rock and currently operate four mines with a combined annual capacity of approximately 16.0 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.

All of our wholly owned phosphate mines and related mining operations are located in central Florida. We operate four mines that were active during the Stub Period: Four Corners, South Fort Meade, Hookers Prairie and Wingate. In 2014, we expect to exhaust the reserves at the Hookers Prairie mine. We plan to develop reserves at Ona and at DeSoto to replace reserves that will be depleted at various times during the next decade.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily located in what is known as the Bone Valley Member of the Peace River Formation in the Central

Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which our future Ona and DeSoto reserves are also located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

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

The following table shows, for each of our phosphate mines, annual capacity as of December 31, 2013 and rock production volume and grade for the calendar 2013, the Stub Period and the past two fiscal years:

(tonnes in millions)	Annual Operational Capacity(a)	Calendar 2013			Stub Period			Fiscal 2013			Fiscal 2012
Facility		Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)	Production(d)	Average BPL(b)	% P2O5(c)
Four Corners	7.0	6.0	64.0	29.3	3.6	63.5	29.1	6.4	64.5	29.5	7.4	64.1	29.3
South Fort Meade	5.5	5.0	64.4	29.5	2.5	64.0	29.3	5.5	64.2	29.4	1.2	65.6	30.0
Hookers Prairie(e)	2.0	1.9	65.2	29.8	1.0	64.1	29.3	2.0	65.6	30.0	2.1	65.9	30.2
Wingate	1.5	1.3	62.1	28.4	0.8	62.7	28.7	1.5	61.8	28.3	1.4	62.8	28.7

Total	16.0	14.2	64.1	29.3	7.9	63.7	29.1	15.4	64.4	29.5	12.1	64.4	29.5

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

(d)

Production at the South Fort Meade mine for fiscal 2012 reflects a reduced production level as a result of preliminary injunctions entered in connection with court proceedings over the federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County.

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

The following table sets forth our proven and probable phosphate reserves as of December 31, 2013:

(tonnes in millions)	Reserve Tonnes (a) (b) (c)		Average BPL(d)	% P2O5
Active Mines
Four Corners	46.8		62.8	28.7
South Fort Meade	46.5		64.4	29.5
Hookers Prairie	1.7	(e)	65.2	29.8
Wingate	34.8		62.5	28.6

Total Active Mines	129.8		63.3	29.0
Planned Mining
Ona	245.9		64.4	29.5
DeSoto	149.6	(f)	64.6	29.5

Total Planned Mining	395.5		64.5	29.5

Total Mining	525.3		64.2	29.4

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

(c)	Of the reserves shown, 493.2 million tonnes are proven reserves, while probable reserves totaled 32.0 million tonnes.
(d)	Average product BPL ranges from approximately 63% to 65%.
(e)

Of the tonnes shown at Hookers Prairie, our lease of 0.8 million tonnes requires us to pay royalties of $2.00 per short ton of the reserves that we mine. We estimate that Hookers Prairie mine’s reserves will be exhausted during calendar 2014.

(f)

In connection with the sale in 1994 of certain of the surface rights related to approximately 40.7 million tonnes of the reported DeSoto reserves, we agreed not to mine such reserves until at least 2014, consistent with our plan for mining the DeSoto reserves. In addition, in connection with the purchase in 1996 of approximately 108.9 million tonnes of the reported DeSoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, and (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2020.

We generally own the reserves shown for active mines in the table above, with the only significant exceptions being further described below:

•	We hold the reserves referred to in Note (e) to the above table under a lease that we have rights to extend to 2015.

•

We own the above-ground assets of the South Fort Meade mine, including the beneficiation plant, rail track and the initial clay settling areas. A limited partnership, South Ft. Meade Partnership, L.P. (“SFMP”), owns the majority of the mineable acres shown in the table for the South Fort Meade mine.

•	We currently have a 95% economic interest in the profits and losses of SFMP. SFMP is included as a consolidated subsidiary in our financial statements.

•

We have a long-term mineral lease with SFMP. This lease expires on the earlier of December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each BPL short ton mined and shipped from the areas that we lease from it. Royalty payments to SFMP normally average approximately $6 million annually.

•

Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•

The surface rights to approximately 882 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we did not make any payments to the U.S. government during the Stub Period.

In light of the long-term nature of our rights to our reserves, we expect to be able to mine all reported reserves that are not currently owned prior to termination or expiration of our rights. Additional information regarding permitting is included in Part I, Item 1A, “Risk Factors”, under “Environmental, Health and Safety Matters—Operating Requirements and Permitting” in our Management’s Analysis, and under “Phosphate Mine Permitting in Florida” in Note 20 of our Consolidated Financial Statements.

Investments in Joint Ventures

We have a 35% economic interest in a joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine reduces our need to purchase phosphate rock from other suppliers. The Miski Mayo Mine’s annual production capacity is 3.9 million tonnes.

On August 5, 2013, we entered into a Shareholders’ Agreement with Ma’aden and SABIC to form the Northern Promise Joint Venture. The Northern Promise Joint Venture will develop a mine and chemical complexes that is presently expected to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and tripolyphosphate in the Kingdom of Saudi Arabia. We own a 25% interest in the Northern Promise Joint Venture and in connection with our equity share, we will market approximately 25% of the production of the joint venture. Subject to final financing terms, we expect our cash investment will be up to $1 billion, funded over a four-year period that began in calendar 2013. The joint venture’s final financing arrangements are expected to include commitments by the shareholders to fund their proportionate shares of certain construction cost overruns and guarantee their proportionate shares of the joint venture’s debt service payments through the construction phase. The approximate $7 billion greenfield project would be built in the northern region of Saudi Arabia at Wa’ad Al Shamal Minerals Industrial City, and include further expansion of processing plants in Ras Al Khair Minerals Industrial City which is located on the east coast of Saudi Arabia. The facilities are expected to have a production capacity of approximately 3.5 million tonnes of finished product per year. The project is expected to benefit from the availability of key raw nutrients from sources within Saudi Arabia. Operations are expected to commence in late calendar 2016.

Purchased Phosphate Rock

We also purchase phosphate rock. The level of our purchases of phosphate rock in the future will depend upon, among other factors, our phosphate rock mining plans, the status of our permits, our need for additional phosphate rock to allow us to operate our concentrates plants at or near full capacity, the quality and level of impurities in the phosphate rock that we mine, and our development or acquisition of additional phosphate rock deposits and mines. Depending on product mix and tonnage requirements, our need for purchased phosphate rock could increase in the future in order to meet product specifications.

Sulfur

We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 2.1 and 3.6 million long tons of sulfur during the Stub Period and calendar 2013, respectively. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either direct to our phosphate plants or have it sent for gathering to terminals that are located on the US gulf coast.

We own and operate sulfur terminals in Houston, Texas and Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by rail and barge from nearby refineries.

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

Ammonia

We use ammonia together with phosphoric acid to produce DAP, MAP and MES. We used approximately 0.8 and 1.3 million tonnes of ammonia during the Stub Period and calendar 2013, respectively. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia.

Our Florida ammonia needs are supplied by offshore producers, under multi-year contracts. Ammonia for our New Wales and Riverview plants is terminaled through an ammonia facility at Port Sutton, Florida that we lease for a term expiring in calendar 2014, which we may extend for up to four additional years. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in calendar 2015. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provide service through June 30, 2015; the service agreements may be extended in one year increments unless either party objects.

We produce ammonia at Faustina, Louisiana primarily for our own consumption. From time to time we sell surplus ammonia to unrelated parties.

On October 28, 2013, at the same time we signed the agreement for the CF Phosphate Assets Acquisition, we signed the CF Ammonia Supply Agreements. In light of these supply arrangements, we have decided to forego our proposed ammonia manufacturing plant at our Faustina, Louisiana facility, but we are reviewing debottlenecking our current Faustina ammonia facility.

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

Florida Land Holdings

We are a significant landowner in the State of Florida, which in the future is expected to return to its historical status as one of the fastest areas of population growth in the United States. We own land comprising approximately 255,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps as part of a long-term future land use strategy to optimize the value of our land assets. For example, during fiscal 2011 we began development of Streamsong®, a destination resort and conference center, in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to the two golf courses and clubhouse that were opened in December 2012, the resort and conference center were opened in January 2014.

International Production

Our international operations include production in Brazil and Argentina. Our production facilities include plants that produce up to 740,000 tonnes per year of single superphosphate (“SSP”) and granulated SSP crop nutrients by mixing sulfuric acid with phosphate rock purchased from unrelated third parties and the Miski Mayo Mine. We are planning to divest our Argentina SSP plant, which has capacity of 240,000 tonnes per year.

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

In 2013, we operated three potash mines in Canada, including two shaft mines with a total of three production shafts and one solution mine, as well as two potash mines in the United States, including one shaft mine and one solution mine. We also own related refineries at each of the mines.

We continue the expansion of capacity in our Potash segment, with the K3 shaft at our Esterhazy mine and the expansion at our Colonsay mine. These are on track to be completed in 2014 through 2017 and combined will add an estimated 1.4 million tonnes to our potash operational capacity.

The map below shows the location of each of our potash mines.

Our current potash annualized operational capacity totals 10.7 million tonnes of product per year and accounts for approximately 13% of world annual capacity and 37% of North American annual capacity. Production during the Stub Period and calendar 2013 totaled 4.2 and 8.0 million tonnes, respectively. We account for approximately 14% of estimated world annual production and 43% of estimated North American annual production.

The following table shows, for each of our potash mines, annual capacity as of December 31, 2013 and volume of mined ore, average grade and finished product output for calendar 2013, the Stub Period and the past two fiscal years:

(tonnes in millions)			Calendar 2013			Stub Period			Fiscal 2013			Fiscal 2012
Facility	Annualized Proven Peaking Capacity (a)(c)(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product	Ore Mined	Grade % K2O(f)	Finished Product
Canada
Belle Plaine—MOP	2.8	2.4	8.2	18.0	2.2	4.5	18.0	1.2	8.1	18.0	2.1	8.8	18.0	2.3
Colonsay—MOP	1.8	1.5	2.4	26.1	0.8	1.0	26.4	0.3	3.2	25.8	1.1	3.1	25.4	1.1
Esterhazy—MOP	6.3	5.3	12.0	23.8	4.0	6.0	24.4	2.1	12.6	23.0	4.0	12.4	23.2	4.0

Canadian Total	10.9	9.2	22.6	21.9	7.0	11.5	22.1	3.6	23.9	21.7	7.2	24.3	21.6	7.4
United States
Carlsbad—MOP	0.5	0.5	3.3	10.7	0.3	1.9	10.6	0.2	3.2	10.5	0.3	2.5	10.6	0.2
Carlsbad—K-Mag® (g)	1.1	1.0	3.7	5.9	0.7	2.0	5.9	0.4	3.7	5.7	0.7	3.8	5.1	0.8

Carlsbad Total	1.6	1.5	7.0	8.2	1.0	3.9	8.2	0.6	6.9	7.9	1.0	6.3	7.2	1.0
Hersey—MOP(h)	-	-	0.1	26.7	-	0.1	26.7	-	0.1	26.7	0.1	0.2	26.7	0.1

United States Total	1.6	1.5	7.1		1.0	4.0		0.6	7.0		1.1	6.5		1.1

Totals	12.5	10.7	29.7	18.7	8.0	15.5	18.5	4.2	30.9	18.6	8.3	30.8	18.7	8.5

Total excluding toll production(i)											7.8	27.5		7.4

(a)	Finished product.
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
(d)

The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a test run at the maximum production level. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the test run has been completed. In December 2013, our Esterhazy mine successfully completed a test run of its expanded capacity, increasing its proven peaking capacity from 5.3 to 6.3 million tonnes, which increased our share of Canpotex sales from approximately 39.9% to 42.5%, effective January 1, 2014.

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

(f)	Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.
(g)	K-Mag is a specialty product that we produce at our Carlsbad facility.
(h)	During the quarter ended September 30, 2013, we decided to sell the salt operations of the Hersey mine and close the related potash operations. We are currently decommissioning the potash assets.
(i)

We toll produced MOP, for an unrelated third party, at our Esterhazy mine under a tolling agreement that expired December 31, 2012. Effective December 31, 2012, we received credit for an additional 1.2 million tonnes of capacity at our Esterhazy mine for purposes of calculating our relative share of annual sales of potash to international customers by Canpotex, in connection with expiration of the tolling agreement.

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

Our potash mines in Canada produce MOP exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 1,000 meters where continuous mining machines cut out the ore face and load it onto conveyor belts. The ore is then crushed, moved to storage bins and hoisted to refineries above ground. In contrast, our solution mining process involves heated brine, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 1,500 meters. A cluster consists of a series of boreholes drilled into the potash ore. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, the solution is pumped into a cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 13 different MOP products, including industrial grades, many through proprietary processes.

Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	14,649	10,524	113,061	138,234
Leased from Province	51,568	67,006	191,593	310,167
Leased from others	-	2,726	69,537	72,263

Total under control	66,217	80,256	374,191	520,664

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

Since December 1985, we have effectively managed an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced changing amounts and patterns of brine inflows at Esterhazy. To date, the brine inflow, including our remediation efforts to control it, have not had a material impact on our production processes or volumes. The volume of the net brine inflow (the rate of inflow less the amount we are pumping out of the mine) or net outflow (when we are pumping more brine out of the mine than the rate of inflow) fluctuates and is dependent on a number of variables, such as the location of the source of the inflow; the magnitude of the inflow; available pumping, surface and underground brine storage capacities; underground injection well capacities, and the effectiveness of calcium chloride and cementatious grout used to reduce or prevent the inflows, among other factors. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized and others that have been charged to expense, in accordance with accounting principles generally accepted in the United States of America.

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

United States Mines

In the United States, we have two potash facilities, including a shaft mine located in Carlsbad, New Mexico and a solution mine located in Hersey, Michigan. We have decided to sell the salt operations of the Hersey mine and close the related potash operations. We are currently decommissioning the Hersey potash assets.

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

At the Carlsbad facility, we mine and refine potash from 77,103 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 266 million tonnes of potash mineralization (calculated after estimated extraction losses) in two mining beds evaluated at thicknesses ranging from 4.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 16 million tonnes of concentrates from sylvinite with an average grade of approximately 60% K2O and 21 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for approximately 32 years and 21 years, respectively.

Royalties for the U.S. operations amounted to approximately $12.2 million for the Stub Period. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases.

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

Our estimated recoverable potash ore reserves and non-reserve potash mineralization as of December 31, 2013 for each of our mines is as follows:

(tonnes of ore in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	796	18.0	2,331
Colonsay	223	26.4	295
Esterhazy	851	24.5	717

sub-totals	1,870	22.0	3,343
United States
Carlsbad	266	7.7	-

Totals	2,136	20.2	3,343

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

Natural Gas

Natural gas is used at our potash solution mines as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. Our two solution mines typically account for approximately 78% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 9 million MMbtu and 17 million MMbtu during the seven and twelve months ended December 31, 2013, respectively. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operations in New Mexico purchase physical gas in their respective regional markets via the El Paso Permian Basin market hubs as pricing references. We use financial derivative contracts to manage the price of portions of our future purchases.

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

International

Outside of the United States and Canada, we market our Phosphates segments products through our own international distribution activities. Until December 31, 2013, we also marketed our Phosphates segment’s products outside the United States and Canada through PhosChem. During the Stub Period, PhosChem marketed approximately 47% of our phosphate export sales volume. We administered PhosChem on behalf of PhosChem’s member companies. We estimate that PhosChem’s sales represented approximately 39% of total U.S. export volume of concentrated phosphates and 9% of global trade volume. The countries that accounted for the largest amount of PhosChem’s sales of concentrated phosphates include Brazil, India, Japan, Colombia and Australia. We and PhosChem’s other member have determined to dissolve PhosChem, and effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products. We do not expect this to adversely impact our future results of operations.

Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex. Canpotex sales are allocated among its members based on peaking capacity. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Phosphates segment international distribution activities, which acquire potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Malaysia.

Our Phosphates segment also purchases phosphates, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients (“Blends”) or for resale.

To service the needs of our customers, our international distribution activities include a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 55% phosphate, 25% potash and 20% nitrogen, although this mix differs based on seasonal and other factors. Our international operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends. Our Potash segment also has historically furnished a portion of the raw materials needs for the production of Blends, primarily via Canpotex, and is expected to continue to do so in the future.

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

COMPETITION

Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale, transportation and storage efficiencies, and obtain market intelligence. Also, we believe our premium products provide us a competitive advantage with customers in North and South America. Our sales of MES have increased steadily over the past few years, reaching 1.4 million tonnes during the past twelve months.

Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth regions of Latin America and Asia, with port terminals, warehouses, and blending plants in the following countries: Brazil, China, and India. Our global presence allows us to efficiently serve customers in approximately 40 countries.

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

We produce ammonia at our Faustina, Louisiana concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With no captive ammonia production in Florida, we are subject to significant volatility in our purchase price of ammonia from world markets. One of the CF Ammonia Supply Agreements is expected to provide us with a long term supply of a substantial volume of ammonia at prices based on the price of natural gas, and is intended to lessen this volatility. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input. We believe that our investments in sulfur transportation assets continue to afford us a competitive advantage compared to other North American producers in cost and access to sulfur.

With facilities in both central Florida and Louisiana, we are logistically well positioned to fulfill our needs at very competitive prices. Those multiple production points also afford us the flexibility to optimally balance supply and demand.

We have a strong brand in several of the countries in which we have international distribution activities. In addition to having access to our own production, our international distribution activities have the capability to supply a wide variety of crop nutrients to our dealer/farmer customer base. Our strategic positions in Brazil, China and India allow us to capitalize on the growth in nutrient demand in these large and growing international regions.

We are subject to many environmental laws and regulations in Florida and Louisiana that are often more stringent than those to which producers in other countries are subject.

Potash Segment

Potash is a commodity available from several geographical regions around the world and, consequently, the market is highly competitive. Through our participation in Canpotex, we compete outside of North America against various independent and state-owned potash producers. Canpotex has substantial expertise and logistical resources for the international distribution of potash including strategically located export assets in Portland, Oregon and Vancouver, British Columbia. We also ship product from our Carlsbad, New Mexico, potash facility to our South American and Asian distribution centers. Our principal methods of competition with respect to the sale of potash include product pricing, and offering consistent, high-quality products and superior service. We believe that our potash cost structure is competitive in the industry and should improve as we achieve the expected increases in production from our potash expansion projects.

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

OTHER MATTERS

Employees

We had approximately 8,200 employees as of December 31, 2013, consisting of approximately 3,800 salaried and 4,400 hourly employees.

Labor Relations

As of December 31, 2013:

•

We had eleven collective bargaining agreements with unions covering 93% of our hourly employees in the U.S. and Canada. Of these employees, approximately 14% are covered under collective bargaining agreements scheduled to expire in 2014.

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

EXECUTIVE OFFICERS

Information regarding our executive officers as of February 18, 2014 is set forth below:

Name	Age	Position
Anthony T. Brausen	54	Senior Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	61	Senior Vice President—Phosphates Operations
Mark E. Kaplan	46	Vice President—Public Affairs
Richard L. Mack	46	Executive Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	57	Senior Vice President—Commercial
James “Joc” C. O’Rourke	53	Executive Vice President—Operations and Chief Operating Officer
James T. Prokopanko	60	Chief Executive Officer, President and Director
Corrine D. Ricard	50	Senior Vice President—Human Resources
Lawrence W. Stranghoener	59	Executive Vice President and Chief Financial Officer

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

Item 1A. Risk Factors.

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

Our most important products are concentrated phosphate crop nutrients, including diammonium phosphate, or DAP, monoammonium phosphate, or MAP, MES and muriate of potash, or MOP. We sell most of our DAP, MAP and MOP in the form of global commodities. Our sales of these products face intense global competition from other crop nutrient producers.

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

Competitors and potential new entrants in the markets for both concentrated phosphate crop nutrients and potash have in recent years expanded capacity, or begun, or announced plans, to expand capacity or build new facilities. The extent to which current global or local economic and financial conditions, changes in global or local economic and financial conditions, or other factors may cause delays or cancellation of some of these ongoing or planned projects, or result in the acceleration of existing or new projects, is unclear. In addition, the level of exports by producers of concentrated phosphate crop nutrients in China depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.

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

Examples of the types of events that could result in a disruption at one of these facilities include: adverse weather; strikes or other work stoppages; deliberate, malicious acts; political and economic instability and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of export associations and joint ventures in which we participate and their or our exit from participation in such export associations or joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan, mine or our other shaft mines; other accidents occurring in the course of operating activities; and other factors.

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

During periods when the prices for our products are falling because of falling raw material prices, we could be required to write-down the value of our inventories. Any such write-down would adversely affect our results of operations and the level of our assets.

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

Examples of the types of events that could result in a disruption of terminaling facilities or transportation include: adverse weather; strikes or other work stoppages; deliberate, malicious acts; political and economic instability and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of export associations and joint ventures in which we participate and their or our exit from participation in such export associations and joint ventures; other changes in our commercial arrangements with unrelated third parties; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors. We discuss a number of these examples in more detail throughout this Risk Factors section.

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

For the Stub Period, we derived approximately 61% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, China and India are a fundamental part of our business. We also have a joint venture investment in the Miski Mayo mine in Peru that supplies phosphate rock to us, and recently entered into the Northern Promise Joint Venture to develop a mine and chemical complexes that we presently expect would produce phosphate fertilizers, animal feed, feed grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.

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

For example:

•

In Florida, local community participation has become an important factor in the permitting process for mining companies, and various local counties and other parties in Florida have in the past and continue to file lawsuits challenging the issuance of some of the permits we require. In fiscal 2009, in connection with our efforts to permit an extension of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court against the U.S. Army Corps of Engineers (the “Corps”) with respect to its actions in issuing a federal wetlands permit. The federal wetlands permit issued by the Corps remained in effect. Mining on the extension commenced and approximately 600 acres were mined and/or disturbed. In September 2013, this lawsuit was dismissed by the United States District Court for the Middle District of Florida, Jacksonville Division.

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

•

In fiscal 2011, we were notified by the Corps that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012 the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completed the final AEIS. The Corps issued the final AEIS on April 25, 2013. The final AEIS includes information on environmental impacts upon which the Corps will rely in its consideration of our pending federal wetlands permits for our future mining of our Wingate, Ona and DeSoto phosphate rock reserves.

We have included additional discussion about permitting for our phosphate mines in Florida under “Environmental, Health and Safety Matters—Permitting” in our Management’s Analysis and in Note 20 of our Consolidated Financial Statements.

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

As more fully discussed in Note 20 of our Consolidated Financial Statements, the U.S. Environmental Protection Agency is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are negotiating with the government the terms of a possible settlement of certain matters related to this review. The final terms of this possible settlement are not yet agreed or approved; however, if a settlement can be achieved, in all likelihood our multi-faceted commitments would include as one of its key elements our deposit into a trust fund of an amount currently estimated at $625 million to pre-fund a material portion of our existing asset retirement obligations for closure and post-closure care of our phosphogypsum management systems.

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

We have in the past been, are currently and may in the future be subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. Joint ventures in which we participate could also become subject to these sorts of proceedings. These proceedings may be brought by the government or private parties and may arise out of a variety of matters, including:

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

We have included additional information with respect to pending legal and regulatory proceedings in Note 20 of our Consolidated Financial Statements and in this report in Part I, Item 3, “Legal Proceedings”.

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

Among other matters, there are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:

•

On December 6, 2010, the EPA adopted numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams (the “NNC Rule”). The NNC Rule set criteria for such discharges that would require drastic reductions in the levels of nutrients allowed in Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida by March, 2012. Subsequently, in a lawsuit that we and others brought, a federal court invalidated the NNC Rule in part, upheld it in part, remanded the invalid parts of the rule to the EPA for reconsideration and reproposal and postponed the effective date of the parts of the rule that the court upheld. The part of the EPA’s NNC Rule that applies to lakes and springs is now in effect, and we are reviewing its potential effect on us. Other portions of the proposed NNC Rule remain pending. The Florida Department of Environmental Protection (“FDEP”) has adopted, and EPA has approved, state nutrient criteria rules that would supplant the federal NNC Rule. A recent court ruling paves the way for the EPA to withdraw the federal NNC Rule for lakes and springs, and to withdraw the proposed federal NNC Rule for streams and flowing waters, allowing the FDEP criteria to become effective. Subject to further rulemaking and litigation developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

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

•

In March 2012, several nongovernmental organizations brought a lawsuit in federal court against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. The EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. On September 20, 2013 the Court ruled that the EPA had to respond directly to the environmental organizations’ petition as to whether numeric nutrient criteria for the Mississippi River basin and Gulf of Mexico are “necessary” under the Clean Water Act, but that the EPA had the discretion to rely on administrative, policy and other non-technical factors in responding to the petition. The EPA is considering appealing the district court decision. In the event that the EPA were to adopt numeric nutrient criteria for the Mississippi River basin and the Gulf of Mexico, we cannot predict what these requirements would be or the effects they would have on us or our customers.

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

•

Initiatives in Canada: Canada remains committed to addressing climate change. Under the United Nations Framework Convention on Climate Change (UNFCCC), Canada signed the Copenhagen Accord in December 2009 and committed to reduce its greenhouse gas (GHG) emissions to 17% below 2005 levels by 2020. The government is pursuing a sector-by-sector regulatory approach aligned with the United States, where appropriate. Our Saskatchewan Potash facilities continue to work with the Canadian Fertilizer Institute and Environment Canada on a sector based approach.

In May 2009, the Province of Saskatchewan, in which our Canadian potash mines are located, began to consider legislation intended to lead to the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. Key elements under consideration by the Province include a primary focus on achieving a 20% reduction by 2020. Under the proposed framework, compliance mechanisms such as the Technology Fund, Recognition for Early Action, Pre-Certified Investments, Emission Intensive Trade Exposed credits and carbon offsets would be established to provide flexibility for regulated emitters to meet their greenhouse gas reduction obligations.

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

Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $5.3 billion as of December 31, 2013. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.

Until November 26, 2013, the agreements relating to the Cargill Transaction restricted our ability to repurchase shares of our stock. Since December 31, 2013, we have repurchased approximately 27.2 million Class A Shares, and we have agreed to repurchase an additional aggregate 24.3 million Class A Shares. We have also recently announced a share repurchase program of up to $1 billion, in line with our capital management policy. These share repurchases have, and are expected to continue to, reduce our cash balances and liquidity.

The agreements relating to the Cargill Transaction prevented us from repurchasing our shares in a negotiated transaction or through open market repurchases until November 26, 2013. On December 6, 2013, we entered into the MAC Trusts Share Repurchase Agreement to purchase all of our Class A Shares held by the MAC

Trusts through a series of eight purchases during the period January 8, 2014 through July 30, 2014. As of the date of this report, we have repurchased 24,739,436 of such shares for an aggregate of $1.1 billion, and an additional 18,554,579 Class A Shares remain to be repurchased.

In addition to the Class A Shares repurchased or to be repurchased by Mosaic under the MAC Trusts Share Repurchase Agreement, the MAC Trusts own an aggregate of 21,647,007 shares of Common Stock that were converted from outstanding Class A shares Series A-1, on November 26, 2013. Under the MAC Trusts Share Repurchase Agreement, through January 1, 2015, the MAC Trusts have granted Mosaic certain rights of first offer with respect to proposed sales in a market transaction or block trade, through or with a broker or dealer, of more than 5,000,000 of these shares of Common Stock, and certain rights of first refusal with respect to other proposed sales by the MAC Trusts of more than 5,000,000 of these shares of Common Stock. On February 11, 2014, we also announced that our Board of Directors has authorized a share repurchase program of up to $1 billion, allowing us to repurchase Class A Shares or shares of Common Stock, through direct buybacks or in open market transactions, in line with our capital management policy. On February 14, 2014, we announced that we had entered into the Family Trusts Share Repurchase Agreements pursuant to which we had purchased 2.4 million Class A Shares for approximately $112 million and had agreed to repurchase an additional 5.8 million Class A Shares as of March 17, 2014 as part of the Repurchase Program.

Under our capital management policy, we have also indicated our willingness to use our available debt capacity, as well as our surplus cash, to fund share repurchases, financial assurance requirements arising in our business and strategic investments. Our use of our surplus cash and/or available debt capacity for these purposes has reduced our available cash and liquidity since December 31, 2013. To the extent we use our surplus cash and/or available debt capacity for these purposes in the future, our available cash and liquidity could be further reduced.

Our purchase price per Class A share for our future purchases under the Share Repurchase Agreements is determined by reference to the market price of our Common Stock for the twenty trading days preceding each repurchase. To the extent the market price of our Common Stock increases during this period, the price per Class A share under the Share Repurchase Agreements will increase.

Our purchase price per Class A share for future purchases under the Share Repurchase Agreements is determined by the Common Market Price, as defined in Mosaic’s Restated Certificate of Incorporation, which, in turn, is determined by reference to the market price of our Common Stock for the twenty trading days prior to each repurchase. To the extent the market price of our Common Stock increases during the twenty trading day period prior to any repurchase, the price per Class A share under the Share Repurchase Agreements will increase. If the market price of our Common Stock increases beyond our expectations, our purchase price could increase beyond our expectations and adversely affect the benefits we anticipate from our repurchases of Class A shares under the Share Repurchase Agreements and our liquidity.

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

We recently entered into the Northern Promise Joint Venture to develop a mine and chemical complexes for an estimated $7 billion that would produce phosphate fertilizers, animal feed, feed grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. We have a 25% interest in the joint venture and expect our cash investment will be up to $1 billion, funded over a four-year period. The success of this joint venture will depend on, among other matters, the ability of the Northern Promise Joint Venture to obtain project financing in acceptable amounts and upon acceptable terms, the future success of current plans for the Northern Promise Joint Venture and any future changes in those plans.

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

Our financial performance is dependent on a reliable and productive work force. A significant portion of our workforce, and that of the joint ventures in which we participate, is covered by collective bargaining agreements with unions. Unsuccessful contract negotiations or adverse labor relations could result in strikes or slowdowns. Any disruptions may decrease our production and sales or impose additional costs to resolve disputes. The risk of adverse labor relations may increase as our profitability increases because labor unions’ expectations and demands generally rise at those times.

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

At various times, we experience changing amounts and patterns of brine inflows at the Esterhazy mine. Periodically, some of these inflows have exceeded available pumping capacity. If that were to continue for several months without abatement, it could exceed our available storage capacity and ability to effectively manage the brine inflow. This could adversely affect production at the Esterhazy mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis for a discussion of costs and other information relating to the brine inflows. The brine inflow is variable, resulting in both net inflows (the rate of inflow is more than the amount we are pumping out of the mine) and net outflows (when we are pumping more brine out of the mine than the rate of inflow). There can be no assurance that:

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

Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas, ammonia and sulfur consumed in operations, freight and shipping costs and foreign currency exchange rates. We periodically enter into derivatives and forward purchase contracts to mitigate some of these risks. However, our strategy may not be successful in minimizing our exposure to these fluctuations. See “Market Risk” in our Management’s Analysis and Note 14 of our Consolidated Financial Statements that is incorporated by reference in this report in Part II, Item 8.

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

The IRS issued a ruling to the effect that the Split-off that was part of the Cargill Transaction would be tax-free to Cargill and its stockholders, and in connection with the completion of the Cargill Transaction, Cargill received a tax opinion relating to certain tax consequences of the Cargill Transaction. Notwithstanding the IRS ruling and tax opinion, however, the Split-off and Debt Exchanges could be taxable to Cargill and its stockholders under certain circumstances. Therefore, we and Cargill agreed to tax-related restrictions and indemnities set forth in a tax agreement related to the Cargill Transaction, under which we were restricted or deterred from taking certain actions until May 26, 2013, including (i) redeeming or purchasing our stock in excess of agreed-upon amounts; (ii) issuing any equity securities in excess of agreed upon amounts; (iii) approving or recommending a third party’s acquisition of us; (iv) permitting any merger or other combination of Mosaic or MOS Holdings; and (v) entering into an agreement for the purchase of any interest in Mosaic or MOS Holdings, subject to certain exceptions. We agreed to indemnify Cargill for taxes and tax-related losses imposed on Cargill as a result of the Split-off and/or Debt Exchange failing to qualify as tax-free, if the taxes and related losses are attributable to, arise out of or result from certain prohibited acts or to any breach of, or inaccuracy in, any representation, warranty or covenant made by us in the tax agreement referred to above. The taxes and tax-related losses of Cargill would be material if these transactions fail to qualify as tax-free, and, if our procedures for avoiding any of these prohibited acts or breaches were ineffective, this indemnity would result in material liabilities from us to Cargill that could have a material adverse effect on us. For a further discussion of the restrictions and indemnities set forth in the agreements related to the Cargill Transaction, please see Note 2 to our Consolidated Financial Statements.

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

The success of our strategic initiatives depends on our ability to effectively manage these initiatives.

We have initiated several significant strategic initiatives, principally our plans to expand the annual production capacity of our Potash business, the Northern Promise Joint Venture and the CF Phosphate Assets Acquisition. These strategic initiatives involve capital and other expenditures of several billions of dollars over a number of years and require effective project management. To the extent the processes we (or, for the Northern Promise Joint Venture, we together with Ma’aden and SABIC) put in place to manage these initiatives are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized.

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

Completion of the acquisition is conditioned upon obtaining certain required governmental authorizations. Although we and CF have agreed to use our commercially reasonable efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the authorizations will be obtained, and we and CF are not obligated to accept any and all conditions imposed by governmental authorities in order to obtain such authorizations. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the acquisition, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on our conduct of the business after completion of the acquisition. Our acceptance of any such divestiture requests or other restrictions on operations could diminish the benefits of the acquisition and result in additional transaction costs, loss of revenue or other effects associated with restrictions on business operations.

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

Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 20 of our Notes to Consolidated Financial Statements. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 20 of our Notes to Consolidated Financial Statements:

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

In November 2012, the EPA approved the FDEP rule, and also proposed two rules that would establish new federal nutrient criteria for (i) streams and unimpaired lakes, and (ii) coastal waters, certain estuaries not covered in the FDEP rule and flowing waters in South Florida. The EPA has stated that the criteria in the two new proposed rules will not go into effect if the EPA and FDEP take actions necessary to modify the terms of a 2009 consent decree to enable EPA approval of the FDEP rule to meet the consent decree obligations.

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

On January 7, 2014, the court granted the EPA’s motion to modify the consent decree and denied the environmental plaintiffs’ motion to enforce the consent decree according to its original terms, which would have had the effect of requiring the EPA to finalize and apply the federal NNC Rule and prevent the state numeric nutrient criteria from becoming effective. This ruling paves the way for the EPA to withdraw the federal NNC Rule for lakes and springs, and to withdraw the proposed federal NNC Rule for streams and flowing waters, allowing the FDEP criteria to become effective.

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

On September 20, 2013, the Louisiana District Court issued a decision in this matter, holding that while the EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, the EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. We understand that the EPA is considering an appeal of this decision.

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

The principal stock exchange on which our common stock is traded is The New York Stock Exchange.

The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,784,936	$44.82	16,369,739
Equitycompensation plans not approved by stockholders	-	-	-

Total	3,784,936	$44.82	16,369,739

(a)	Includes grants of stock options, time-based restricted stock units, performance units and retention awards. For purposes of the table above, the number of shares to be issued under a performance unit reflects the maximum number of shares of our common stock that may be issued pursuant to such performance unit; the actual number of shares to be issued will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon), is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon) is at least twice its market price on the date of grant. For purposes of the table above, the number of shares to be issued under a retention award reflects the fixed dollar value of the award divided by the market price of a share of our common stock at the close of business on December 31, 2013. A retention award will be paid if the participant is employed by us on July 21, 2014.
(b)	Includes weighted average exercise price of stock options only.

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

Item 6. Selected Financial Data.

We have included selected financial data for the Stub Period and our fiscal years 2009 through 2013 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-K. Our principal executive officer and our principal financial officer have concluded, based on such evaluations, that our disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

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

(c)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the calendar quarter ended December 31, 2013 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the calendar quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2014 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information under the headings “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2014 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2014 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2014 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2014 annual meeting of stockholders is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

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

Date: February 18, 2014

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James T. Prokopanko James T. Prokopanko	Chief Executive Officer and President and Director (principal executive officer)	February 18, 2014

/s/ Lawrence W. Stranghoener Lawrence W. Stranghoener	Executive Vice President and Chief Financial Officer (principal financial officer)	February 18, 2014

/s/ Anthony T. Brausen Anthony T. Brausen	Senior Vice President—Finance and Chief Accounting Officer (principal accounting officer)	February 18, 2014

* Robert L. Lumpkins	Chairman of the Board of Directors	February 18, 2014

* Nancy E. Cooper	Director	February 18, 2014

* Gregory L. Ebel	Director	February 18, 2014

* Timothy S. Gitzel	Director	February 18, 2014

* William R. Graber	Director	February 18, 2014

* Emery N. Koenig	Director	February 18, 2014

* William T. Monahan	Director	February 18, 2014

* James L. Popowich	Director	February 18, 2014

* David T. Seaton	Director	February 18, 2014

* Steven M. Seibert	Director	February 18, 2014

*By:

/s/ Lawrence W. Stranghoener
Lawrence W. Stranghoener Attorney-in-Fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as MOS Holdings Inc. (“MOS Holdings”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*	Exhibit 2.1 to the Current Report on Form 8-K of Mosaic dated October 22, 2004, and filed on October 28, 2004**

2.ii.	Letter Agreement dated April 11, 2005, to Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., Cargill and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004	Exhibit 2 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2005**

2.iii	Form of Merger and Distribution Agreement, dated January 18, 2011, by and among MOS Holdings Inc., Cargill, The Mosaic Company (“Mosaic,” formerly known as GNS II (U.S.) Corp. (“GNS”), GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust*	Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS pursuant to Rule 424(b)(3) of the Securities Act on April 11, 2011***

2.iv.	Form of Registration Agreement, dated January 18, 2011, by and among MOS Holdings, Cargill, Mosaic, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust	Annex D to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.v.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings, Mosaic and Cargill (the “Tax Agreement”)	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2.vi.	Amendment, dated May 24, 2011, to Tax Agreement	Exhibit 2.1 to the Current Report on Form 8-K12B of Mosaic dated May 24, 2011 and filed on May 25, 2011**

2.vii.	Amended and Restated Governance Agreement, dated as of May 25, 2011, by and among MOS Holdings, Mosaic and each of the other parties thereto	Exhibit 2.2 to the Current Report on Form 8-K12B of Mosaic dated May 24, 2011 and filed on May 25, 2011**

2.viii.	Form of Registration Rights Agreement, dated as of January 18, 2011, among MOS Holdings, Mosaic and Cargill	Annex G to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.ix.	Form of Asset Purchase Agreement dated as of October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company*	Exhibit 2.i. to the Current Report on Form 8-K of Mosaic dated October 28, 2013 and filed on October 29, 2013**

3.i.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.1 to Mosaic’s Form 8-K12B dated May 24, 2011, and filed on May 25, 2011**

3.ii.	Amended and Restated Bylaws of Mosaic, effective July 19, 2012	Exhibit 3.1 to Mosaic’s Current Report on Form 8-K dated July 19, 2012, and filed on July 25, 2012**

4.ii.	Indenture dated as of October 24, 2011, between Mosaic and U.S. Bank National Association, as trustee	Exhibit 4.i. to Mosaic’s Current Report on Form 8-K dated October 24, 2011 and filed on October 24, 2011**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.i.(a).	MAC Trusts Share Repurchase Agreement dated December 6, 2013	Exhibit 10.i. to Mosaic’s Current Report on Form 8-K dated December 5, 2013 and filed on December 10, 2013**

10.i.(b).	Form of Family Trusts Share Repurchase Agreements dated February 14, 2014		X

10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2004**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.c.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.d.****	Description of Mosaic Management Incentive Program		X

10.iii.e.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.f.****	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.f. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2011**

10.iii.g.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.h.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended August 31, 2008**

10.iii.i.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.j.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.k.****	Form of Director Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended November 30, 2008**

10.iii.l.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period Ended February 28, 2009**

10.iii.m.****	Form of Senior Management Severance and Change in Control Agreement	Exhibit 10.78 to Amendment No. 2 to Registration Statement on Form S-1 filed by GNS II (U.S.) Corp. pursuant to Rule 424(b)(3) of the Securities Act on May 12, 2011*****

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.n.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

10.iii.o.****	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2011**

10.iii.p.****	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.q.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.r.****	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved August 29, 2011	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.s.****	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Compensation Components and Process—Elements of Compensation—Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated August 23, 2012**

10.iii.t.****	Form of Retention Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.g. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.u.****	Form of Performance Unit Award Agreement under the Omnibus Incentive Plan, approved July 18, 2012	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.v.****	Form of Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.w.****	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan.	Exhibit 10.iii.x. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year Ended May 31, 2013**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.x.****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2013**

10.iii.y.****	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2013**

18	Letter dated February 18, 2014, from KPMG LLP, registered independent accounting for Mosaic regarding change in accounting principle		X

21	Subsidiaries of the Registrant		X

23.1	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.
*****	Registration Statement No. 333-172253

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Mosaic Company (before or after the Cargill Transaction, as defined below, “Mosaic”, and with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004. In May 2011, Cargill divested its approximately 64% equity interest in us in the first of a series of transactions (collectively, the “Cargill Transaction”). Further information regarding this transaction is included in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of our Notes to Consolidated Financial Statements.

We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method. We are organized into the following business segments:

Our Phosphates business segment includes mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru. On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We own 25% of the joint venture and will market approximately 25% of the production of the joint venture.

Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities as well as the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exported concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales volume was approximately 86% for the seven months ended December 31, 2013. We and PhosChem’s other member have determined to dissolve PhosChem, and effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products. We do not expect this to adversely impact our future results of operations.

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

As previously reported, we have changed our fiscal year end to December 31 from May 31. This transition report is for the seven-month period of June 1, 2013 through December 31, 2013 (the “Stub Period”).

Key Factors that can Affect Results of Operations and Financial Condition

Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The most important competitive factor for our products is delivered price and the markets for our products are highly competitive. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by fixed costs associated with owning and operating our major facilities and by significant raw material costs in our Phosphates business.

World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on the supply and demand balance for ammonia. We believe the natural gas based pricing under one of the ammonia supply agreements we entered into with CF Industries, Inc. (“CF”) will provide us a competitive advantage in the future. Sulfur is a global commodity that is primarily produced as a co-product of oil refining, where the market price is based primarily on the supply and demand balance for sulfur. We believe our investments in sulfur transportation assets continue to afford us a competitive advantage. We produce most of our phosphate rock requirements through either wholly or partly owned mines.

Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Additionally, in certain circumstances the final price of our products is determined after shipment based on the current market at the time the price is agreed to with the customer. Forward sales programs at fixed prices increase the lag between prevailing market prices and our average realized selling prices. The mix and parameters of these sales programs vary over time based on our marketing strategy, which considers factors that include among others optimizing our production and operating efficiency with warehouse limitations, as well as customer requirements. The use of forward sales programs and level of customer prepayments may vary from period to period due to changing supply and demand environments and market sentiments.

Our per tonne selling prices for potash are affected by shifts in the product mix, geography and customer mix. Our Potash business is significantly affected by Canadian resource taxes and royalties that we pay the Province of Saskatchewan to mine and sell our potash products. In addition, cost of goods sold is affected by the level of periodic inflationary pressures on resources, such as labor, processing materials and construction costs, due to the rate of economic growth in western Canada where we produce most of our potash; natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan; and the operating costs we incur to manage salt saturated brine inflows at our potash mine at Esterhazy, Saskatchewan which are affected by changes in the amount and pattern of the inflows, among other factors. We also incur capital costs to manage the brine inflows at Esterhazy.

We manage brine inflows at Esterhazy through a number of methods, primarily by reducing or preventing particular sources of brine inflow by locating the point of entry through the use of various technologies, including 3D seismic surveys, injecting calcium chloride into the targeted areas from surface, and grouting targeted areas from underground. We also pump brine out of the mine, which we impound in surface storage areas and dispose of by injecting it below the surface through the use of injection wells. Excess brine is also stored in mined-out areas of the mine, and the level of this stored brine fluctuates, from time to time, depending on the net inflow or net outflow rate. To date, our brine inflow and remediation efforts have not had a material impact on our production processes or volumes. In recent years, we have been investing in additional capacity and technology to manage the brine inflows. For example, in order to more effectively manage the brine inflow, we have significantly expanded our pumping capacity at Esterhazy in the last several years. In addition, we have also introduced horizontal drilling capabilities to locate points of inflow and inject calcium chloride, and have added additional brine injection capacity at a site that is remote from our current mine workings and allows us to be more disciplined and efficient in our approach to managing the brine inflow.

Our results of operations are also affected by changes in currency exchange rates due to our international footprint. The most significant currency impacts are generally from the Canadian dollar and the Brazilian real.

A discussion of these and other factors that affected our results of operations and financial condition for the periods covered by this Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth in further detail below. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with the narrative description of our business in Item 1, and the risk factors described in Item 1A, of Part I of this transition period report on Form 10-K, and our Consolidated Financial Statements, accompanying notes and other information listed in the accompanying Financial Table of Contents.

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

Results of Operations

The following table shows the results of operations for the seven months ended December 31, 2013 and 2012 and the fiscal years ended May 31, 2013, 2012 and 2011:

	Seven Months Ended December 31,		2013-2012			Years Ended May 31,
(in millions, except per share data)	2013	2012 (unaudited)	Change	Percent		2013	2012	2011
Net sales	$4,765.9	$5,700.0	$(934.1)	(16%)		$9,974.1	$11,107.8	$9,937.8
Cost of goods sold	3,937.6	4,126.9	(189.3)	(5%)		7,213.9	8,022.8	6,816.0

Gross margin	828.3	1,573.1	(744.8)	(47%)		2,760.2	3,085.0	3,121.8
Gross margin percentage	17.4%	27.6%				27.7%	27.8%	31.4%
Selling, general and administrative expenses	211.8	245.6	(33.8)	(14%)		427.3	410.1	372.5
Loss on write-down of assets	122.8	-	122.8	N	M	-	-	-
Other operating expenses	76.8	40.8	36.0	88%		123.3	63.8	85.1

Operating earnings	416.9	1,286.7	(869.8)	(68%)		2,209.6	2,611.1	2,664.2
Change in value of share repurchase agreement	73.2	-	73.2	N	M	-	-	-
Interest (expense) income, net	(13.3)	11.5	(24.8)	N	M	18.8	18.7	(5.1)
Foreign currency transaction gain (loss)	16.5	(34.2)	50.7	N	M	(15.9)	16.9	(56.3)
Gain on sale of equity investment	-	-	-	N	M	-	-	685.6
Other income (expense)	(9.1)	(0.4)	(8.7)	N	M	2.0	(17.8)	(17.1)

Earnings from consolidated companies before income taxes	484.2	1,263.6	(779.4)	(62%)		2,214.5	2,628.9	3,271.3
Provision for income taxes	152.6	109.0	43.6	40%		341.0	711.4	752.8

Earnings from consolidated companies	331.6	1,154.6	(823.0)	(71%)		1,873.5	1,917.5	2,518.5
Equity in net earnings (loss) of nonconsolidated companies	10.9	14.3	(3.4)	(24%)		18.3	13.3	(5.0)

Net earnings including non- controlling interests	342.5	1,168.9	(826.4)	(71%)		1,891.8	1,930.8	2,513.5
Less: Net earnings (loss) attributable to noncontrolling interests	2.5	3.2	(0.7)	(22%)		3.1	0.6	(1.1)

Net earnings attributable to Mosaic	$340.0	$1,165.7	$(825.7)	(71%)		$1,888.7	$1,930.2	$2,514.6

Diluted net earnings per share attributable to Mosaic	$0.80	$2.73	$(1.93)	(71%)		$4.42	$4.42	$5.62
Diluted weighted average number of shares outstanding	422.0	426.8				426.9	436.5	447.5

Overview of the Seven Months ended December 31, 2013 and Fiscal 2013, 2012 and 2011

Net earnings attributable to Mosaic for the seven months ended December 31, 2013 and 2012 were $340.0 million, or $0.80 per diluted share, and $1.2 billion, or $2.73 per diluted share, respectively. Included in net earnings for the seven months ended December 31, 2013, is $122.8 million, or $0.19 per diluted share, related to the write-down of assets in our Argentina and Chile distribution businesses and our Hersey, Michigan potash business and the write-off of engineering costs of our ammonia plant. Net earnings for this seven-month period also included a gain of $73.2 million, or $0.17 per diluted share, related to change in value of our share repurchase agreement and a discrete income tax expense of approximately $104 million, or $0.24 per diluted share. Net earnings attributable to Mosaic for fiscal 2013 and 2012 were $1.9 billion, or $4.42 per diluted share, and $2.5 billion, or $5.62 per diluted share, for fiscal 2011. Included in fiscal 2013 net earnings is a discrete income tax benefit of approximately $180 million, or $0.42 per diluted share, related to the resolution of certain tax matters and resulting in a lower overall effective tax rate. Fiscal 2011 included a $685.6 million pre-tax gain on the sale of our interest in Vale Fertilizantes S.A. (formerly Fosfertil S.A. or “Fosfertil”), or an after tax earnings per share impact of $1.27. The more significant factors that affected our results of operations and financial condition in the seven months ended December 31, 2013 and 2012, and fiscal 2013, 2012 and 2011 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seven months ended December 31, 2013

Operating earnings for the seven months ended December 31, 2013, were impacted by lower phosphate and potash selling prices compared to the same period in the prior year.

Potash selling prices have declined from prior year levels due to supply and demand fundamentals. Uncertainty in the potash market was exacerbated by the announcement in July 2013 by one of our competitors that it would significantly increase its production volumes, leading customers to expect lower potash prices. At the beginning of the Stub Period, Potash sales volumes were constrained by negative sentiments and cautious purchasing behavior by customers in the market; however, the demand improved in the fourth quarter of calendar 2013 with a strong fall application.

Our average selling price for phosphates have declined from prior year levels, due in part to softer demand caused by higher producer inventories, a decline in India’s import demand and Chinese export policies. However, we believe prices hit a floor during the latter part of calendar 2013 and we saw prices begin to rise in December. The decrease in the average selling price was partially offset by lower raw material costs, including sulfur, ammonia and phosphate rock, for our phosphates products. Phosphates sales volumes for the seven months ended December 31, 2013 were higher than the same period in the prior year, due to higher domestic sales volumes driven by a strong fall application season in North America, strong demand in Brazil and customers taking position when prices started rising in December after a steady decline in prices over the past year.

Other highlights in the seven months ended December 31, 2013:

•

We generated $889.4 million in cash flows from operations for the seven months ended December 31, 2013. We maintained cash and cash equivalents of $5.3 billion as of December 31, 2013 compared to $3.7 billion as of May 31, 2013.

We continue to execute on our strategic plans and other priorities. During the seven months ended December 31, 2013, we took the following steps toward achieving our strategic priorities:

• Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•	On August 5, 2013, we entered into a Shareholders’ Agreement with Ma’aden and SABIC under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We own 25% of the joint venture and will market approximately 25% of production of the joint venture. When completed, the project is expected to diversify our sources for phosphate production and allow us to meet the increasing needs of our global customers. For further information see “Liquidity and Capital Resources” below and Note 9 to our Notes to Consolidated Financial Statements.

•

On October 28, 2013, we entered into an agreement to acquire the Florida phosphate assets and assume certain related liabilities of CF for $1.2 billion plus an additional $200 million to fund CF’s asset retirement obligation escrow (the “CF Phosphate Assets Acquisition”). Under the terms of the agreement, we would acquire CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. These facilities currently produce approximately 1.8 million tonnes of phosphate fertilizer per year. This transaction is expected to close in the first half of 2014.

•

We also signed strategic supply agreements with CF under which CF will provide us with ammonia (the “CF Ammonia Supply Agreements”). Under one of the agreements, we will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. This agreement is expected to commence prior to January 1, 2017 and is not dependent upon the close of the CF Phosphates Acquisition. Under a second agreement, we would purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing, which is contingent on the close of the CF Phosphates Acquisition. In light of these supply agreements, we have decided to forego construction of our proposed ammonia manufacturing plant at our Faustina, Louisiana facility. Therefore, as of September 30, 2013 we wrote off our initial investment in the project of approximately $25 million and recorded a corresponding tax benefit of approximately $9 million.

•

In addition to the $1.4 billion total consideration in connection with the CF Phosphate Assets Acquisition, we expect to spend an estimated $500 million to develop reserves and improve existing mines and an estimated $200 million on marine assets to transport ammonia from Louisiana to our Florida facilities. These estimated $2.1 billion of investments and capital expenditures are expected to be offset by an estimated $2.1 billion in capital savings related to the cancellations of (i) our Faustina ammonia project, saving approximately $1.1 billion in future capital expenditures, and (ii) a planned $1.0 billion beneficiation facility for our future Ona phosphate rock mine, because the proximity of the existing infrastructure at CF’s South Pasture mine to Ona would allow us to take advantages of synergies associated with the combined mining assets. We also expect to capture significant additional operating efficiencies.

•

In December 2013, we successfully completed a test run of the expanded capacity at our Esterhazy, Saskatchewan, potash mine, which increased our share of Canpotex sales from approximately 39.9% to 42.5% effective January 1, 2014.

•

Also, in the quarter ended September 30, 2013, we decided to close the Hersey, Michigan potash business and sell the related salt operations. In connection with the planned sale, we wrote down the related assets by approximately $48 million, to their estimated fair value, and recorded a corresponding tax benefit of approximately $17 million.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•

We are increasing our investment in Brazil – a key growth region and strategically important county. We have completed the expansion of our blending facility in Candeias, in the state of Bahia, Brazil with the construction of an additional 50,000 tonne capacity warehouse including increased blending capacity and improved logistics capabilities at the plant. We have also started construction on an additional 50,000 tonne capacity warehouse in Sorriso, in the state of Mato Grosso, Brazil. We expect these and other potential investments in Brazil will enable us to grow our share of sales in this key country.

•

In the quarter ended September 30, 2013, we made the decision to exit our Argentina and Chile distribution businesses. In connection with this decision, we wrote down the related assets by approximately $50 million. There was no tax benefit recorded related to this write-down.

•	Innovation: Build on our industry-leading products, process and sustainability innovations

•

Sales volume for our premium MicroEssentials® product increased approximately 13% in the seven months ended December 31, 2013 from the prior year period contributing to a new Mosaic record for sales of MicroEssentials®.

•	Total Shareholder Return: Deliver strong financial performance and provide meaningful returns to our shareholders

•

On December 6, 2013, we entered into a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with two former Cargill stockholders (the “MAC Trusts”) to purchase all of the remaining Class A Shares held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. As of the date of this report, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 3,092,429 Class A Shares, Series A-2, had been repurchased for an aggregate of $1.1 billion and 18,554,579 Class A Shares, Series A-2, remain to be purchased.

•

On November 7, 2013, we completed a $2.0 billion public debt offering consisting of $900 million aggregate principal amount of 4.250% Senior Notes due 2023, $500 million aggregate principal amount of 5.450% Senior Notes due 2033 and $600 million aggregate principal amount of 5.625% Senior Notes due 2043.

•	On December 5, 2013, we upsized and extended our prior $750 million unsecured revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $1.5 billion.

•

Subsequent to year-end our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing the Company to repurchase Class A Shares or Common Stock, through negotiated direct transactions or in the open market.

•

On February 14, 2014, we entered into share repurchase agreements with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements” and collectively with the MAC Trusts Share Repurchase Agreement, the “Share Repurchase Agreements”) to purchase an aggregate approximately 8.2 million shares of Class A under the Repurchase Program. The transactions are structured in two tranches with the first purchase of approximately 2.4 million shares completed February 14, 2014 at a price of $46.43 per share. The second purchase of approximately 5.8 million shares is scheduled for March 17, 2014.

Fiscal 2013

In fiscal 2013, average Potash selling prices were lower than the prior year primarily due to cautious customer purchasing behavior leading up to the signing of significant supply contracts with customers in both China and India in the third quarter of fiscal 2013. The impact of lower selling prices was more than offset by higher Potash sales volumes compared to the prior year. North American sales volumes increased in the second half of fiscal 2013 compared to fiscal 2012 due primarily due to robust spring demand and continuing strong farmer economics. Our international potash sales through Canpotex also increased in the second half of fiscal 2013 due to an increase in our allocation of annual sales by Canpotex combined with the signing of supply contracts with India and China mentioned above. Additionally, Potash sales volumes in fiscal 2012 were constrained by high pipeline inventories and the related impact on buyer sentiment.

Average Phosphates selling prices were lower than fiscal 2012. Phosphate fertilizer prices remained below those in fiscal 2012 due to a market recalibration that occurred in the third quarter of that year. Phosphate sales volumes decreased from fiscal 2012 due primarily to lack of product availability as a result of entering fiscal 2013 with lower inventory levels and lower shipments to India.

Lower raw material costs, including sulfur, ammonia and phosphate rock, partially offset the decrease in selling prices for our phosphates products. The lower costs for ammonia were the result of internal production of ammonia at our Faustina ammonia facility which was operating at near full capacity in fiscal 2013, but was temporarily shut down during the first half of fiscal 2012 due to an unplanned outage. The lower phosphate rock costs were due to increased production from our South Fort Meade mine in fiscal 2013 compared to fiscal 2012 when it operated on a limited basis because of preliminary injunctions relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County.

Beginning with the dividend paid in in August 2012, we increased our annual dividend 100% to $1.00 per share, from the level of $0.50 per share announced in February 2012. Dividend payments were $426.6 million in fiscal 2013.

We ended our obligation to supply potash from our Esterhazy mine under a tolling agreement (the “Tolling Agreement”) at the end of calendar 2012. Under the Tolling Agreement, we had been delivering up to 1.1 million tonnes of potash per year.

On January 30, 2013, we entered into agreements to settle certain lawsuits against us under federal and state antitrust laws (the “Potash Antitrust Cases”) for an aggregate of $43.8 million. The settlement and related costs resulted in a pre-tax charge of $42 million, or $0.07 per diluted share, in the third quarter of fiscal 2013, and total pre-tax charges for fiscal 2013 of $51 million, or $0.09 per diluted share, included in other operating expenses.

We generated $1.9 billion in cash flows from operations in fiscal 2013 and maintained cash and cash equivalents of $3.7 billion as of May 31, 2013.

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

Phosphate sales volumes remained relatively flat from the prior year. Fiscal 2012 started with high phosphate producer inventory levels. The high phosphate producer inventory levels were reduced by the end of fiscal 2012 to low levels as a result of an extended North American spring application period, elevated global demand and modest production curtailments from January thru March 2012. Potash sales volumes decreased compared to the prior year due to cautious customer purchasing behavior in North America. Potash producer inventory levels were low entering fiscal 2012. These potash producer inventory levels increased throughout fiscal 2012 and ended at relatively high levels.

Higher raw material costs more than offset the benefit from the increase in selling prices for our phosphate products. The higher prices for our key raw materials for concentrated phosphates, primarily sulfur and ammonia, resulted from higher global demand and tighter supply for these raw materials in fiscal 2012 compared to the prior year. In addition, because our South Fort Meade mine was operating on a limited basis, we increased our use of phosphate rock purchased from third parties in our production of crop nutrients, contributing to increased raw material costs.

On February 21, 2012, we announced that we had entered into a settlement (the “Hardee County Extension Permit Litigation Settlement”) that resolved in their entirety the pending court proceedings over the federal wetlands permit for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County and allowed mining at the South Fort Meade mine to proceed. The settlement resulted in a pre-tax charge of approximately $13 million included in other operating expenses. We received final court approval of the settlement on March 28, 2012.

On October 24, 2011, we completed a $750 million public debt offering consisting of $450 million aggregate principal amount of 3.750% Senior Notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “Senior Notes of 2011”). On December 1, 2011, we redeemed the remaining $469.3 million aggregate principal amount of the 7-5/8% Senior Notes due December 2016 (the “7-5/8% Senior Notes”) of our subsidiary, MOS Holdings Inc. We recorded a pre-tax charge of approximately $20 million in other expense, primarily related to the call premium.

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

In the fourth quarter of fiscal 2011, we, Cargill and certain Cargill shareholders consummated the first in a series of transactions as part of the Cargill Transaction as discussed further in Note 2 to our Consolidated Financial Statements and in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We generated cash flow from operations of $2.4 billion in fiscal 2011 and maintained cash and cash equivalents of $3.9 billion as of May 31, 2011.

Phosphates Net Sales and Gross Margin

The following table summarizes Phosphates net sales, gross margin, sales volumes and certain other information:

	Seven Months Ended December 31,		2013-2012		Years Ended May 31,
(in millions, except price per tonne or unit)	2013	2012 (unaudited)	Change	Percent	2013	2012	2011
Net sales:
North America	$1,275.4	$1,440.2	$(164.8)	(11%)	$2,467.9	$2,553.0	$2,185.6
International	2,162.8	2,371.1	(208.3)	(9%)	4,026.7	5,286.2	4,709.6

Total	3,438.2	3,811.3	(373.1)	(10%)	6,494.6	7,839.2	6,895.2
Cost of goods sold	2,993.2	3,118.0	(124.8)	(4%)	5,332.4	6,372.3	5,241.2

Gross margin	$445.0	$693.3	$(248.3)	(36%)	$1,162.2	$1,466.9	$1,654.0

Gross margin as a percent of net sales	12.9%	18.2%			17.9%	18.7%	24.0%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a)(b):
North America	1,795	1,695	100	6%	3,803	3,746	3,441
International	1,484	1,357	127	9%	3,126	3,810	4,116
MicroEssentials®	758	670	88	13%
Crop Nutrient Blends(c)	1,768	1,731	37	2%	2,651	2,620	2,636
Feed Phosphates	347	308	39	13%	534	621	567
Other(d)	805	691	114	16%	1,092	1,039	1,188

Total	6,957	6,452	505	8%	11,206	11,836	11,948

Average selling price per tonne:
DAP (FOB plant)	$409	$532	$(123)	(23%)	$512	$555	$491
Crop Nutrient Blends (FOB destination)	489	546	(57)	(10%)	555	579	475
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$457	$513	$(56)	(11%)	$524	$528	$407
Sulfur (long ton)	145	192	(47)	(24%)	184	223	162

(a)	Excludes tonnes sold by PhosChem for its other member.
(b)	Excludes Crop Nutrient Blends and beginning with the seven months ended December 31, 2013, excludes MicroEssentials.
(c)	The average product mix in crop nutrient blends (“Blends”) (by volume) contains approximately 55% phosphate, 25% potash and 20% nitrogen.
(d)	Other volumes are primarily single superphosphate (“SSP”), potash and urea sold outside of North America.

Seven months ended December 31, 2013 and 2012 (Unaudited)

The Phosphates segment’s net sales decreased to $3.4 billion in the current period, compared to $3.8 billion in the seven months ended December 31, 2012. The decrease was due to lower sales prices that resulted in a reduction to net sales of approximately $660 million, partially offset by higher sales volumes that impacted net sales by approximately $280 million.

Our average DAP selling price was $409 per tonne for the seven months ended December 31, 2013, a decrease of $123 per tonne or 23% compared with the same period a year ago due to the factors discussed in the Overview. The selling price per tonne of Blends decreased 10% in the current period compared with the seven months ended December 31, 2012. We have moved to selling more high value phosphate product, including MicroEssentials and MAP, in Blends, which has helped soften the decrease in these selling prices.

The Phosphates segment’s sales volumes increased to 7.0 million tonnes for the seven months ended December 31, 2013, compared to 6.5 million tonnes in the same period a year ago. The increase in phosphate sales volumes from the same period in the prior year was due to the factors discussed in the Overview.

We consolidate the results of PhosChem. Included in our results for the current period are PhosChem net sales and costs for its other member of $70 million compared with $64 million for the seven months ended December 31, 2012. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products. We do not expect this to adversely impact our future results of operations.

Gross margin for the Phosphates segment decreased to $445.0 million in the current period compared with $693.3 million for the seven months ended December 31, 2012. Lower sales prices had an unfavorable impact on gross margin of approximately $660 million which was partially offset by higher sales volumes and lower product costs of approximately $20 million and $380 million, respectively. Approximately $230 million of the lower product costs was due to lower input cost of products sold by our international distribution locations, including Blends. As this business is a distribution business, these costs are typically passed on to the customers. This is reflected in revenue; therefore, there is minimal impact on gross margin dollars. The margin percentage for Blends was lower in the Stub Period compared to the same period in the prior year due to pricing decreasing faster than raw material costs. Approximately $110 million of the decrease in product costs was due to lower sulfur and ammonia costs, and approximately $40 million was due to the lower cost of phosphate rock used in our North America operations. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 13% for the seven months ended December 31, 2013 compared to 18% for the same period a year ago.

The average consumed price for ammonia for our North American operations decreased to $457 per tonne in the current period from $513 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $145 per long ton for the seven months ended December 31, 2013 from $192 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock decreased to $61 per tonne in the current period, compared to $66 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 9% for the current period from 6% in the same period a year ago. This increase offset the percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations which decreased to 3% in the current period, from 6% in the same period a year ago. We expect to continue to increase our use of phosphate rock from our Miski Mayo investment as their production increases.

Costs were also impacted by net unrealized mark-to-market derivative losses of $1.6 million for the seven months ended December 31, 2013, primarily on natural gas and foreign currency derivatives, compared to losses of $1.0 million in the same period a year ago, primarily on freight derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.8 million tonnes for the seven months ended December 31, 2013 and 2012. Our operating rate for processed phosphate production was 84% in the current period compared to 85% in the same period a year ago.

Our phosphate rock production was 7.9 million tonnes for the current period compared with 9.0 million tonnes in the same period a year ago. In addition to variations in rock reserve grade, production volumes declined as inventory levels had been rebuilt following the Hardee County Extension Permit Litigation Settlement and mining has been reduced in line with our inventory management strategy.

Fiscal 2013 compared to Fiscal 2012

The Phosphates segment’s net sales decreased to $6.5 billion in fiscal 2013, compared to $7.8 billion in fiscal 2012. The decrease was primarily due to lower sales volumes in the first half of fiscal 2012 that resulted in a reduction to net sales of approximately $390 million combined with a decrease in sales prices that impacted net sales by approximately $390 million. We consolidate the results of PhosChem. Included in our results for fiscal 2013 are PhosChem net sales and costs for its other member of $92 million compared with $645 million in fiscal 2012.

Our average DAP selling price was $512 per tonne in fiscal 2013, a decrease of $43 per tonne or 8% compared with fiscal 2012 due to the factors discussed in the Overview. The selling price per tonne of Blends decreased 4% in fiscal 2013 compared with fiscal 2012, reflecting decreases in the price of materials used to produce Blends, primarily phosphates and potash while nitrogen remained flat.

The Phosphates segment’s sales volumes decreased to 11.2 million tonnes in fiscal 2013, compared to 11.8 million tonnes in fiscal 2012. The decline in phosphate sales volumes was due to the factors discussed in the Overview.

Gross margin for the Phosphates segment decreased to $1.2 billion in fiscal 2013 compared with $1.5 billion in fiscal 2012, primarily due to lower average selling prices and sales volume. These factors unfavorably impacted gross margin by approximately $580 million partially offset by lower product costs of approximately $280 million. The lower costs were driven primarily by lower raw materials costs in our North American operations, which include sulfur, ammonia and phosphate rock, of approximately $210 million and lower product costs of approximately $130 million sold by our international distribution locations, including Blends. These lower costs were partially offset by approximately $40 million of increased plant spending. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 18% in fiscal 2013 compared to 19% for in fiscal 2012.

The average consumed price for ammonia for our North American operations decreased to $524 per tonne in fiscal 2013 from $528 in fiscal 2012. The average consumed price for sulfur for our North American operations decreased to $184 per long ton for fiscal 2013 from $223 in fiscal 2012. The purchase price of these raw materials is driven by global supply and demand. Despite higher market prices for ammonia during fiscal 2013 compared to the prior year, we benefitted from the internal production of ammonia at our Faustina facility which was operating at near full capacity in fiscal 2013, but was temporarily shut down during the first half of fiscal 2012 due to an unplanned outage. The average consumed cost of purchased and produced rock decreased to $65 per tonne in fiscal 2013, compared to $73 per tonne in fiscal 2012, primarily due to increased production from our South Fort Meade mine, following the Hardee County Extension Permit Litigation Settlement. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 8% for fiscal 2013 from 7% in fiscal 2012. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations decreased to 5% in fiscal 2013, from 8% in fiscal 2012.

Costs were also impacted by net unrealized mark-to-market derivative gains of $1.8 million in fiscal 2013, primarily on natural gas derivatives, compared to losses of $3.6 million in fiscal 2012, primarily on freight and natural gas derivatives.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 8.2 million tonnes for fiscal 2013 compared with 8.3 million tonnes in fiscal 2012. Our operating rate for processed phosphate production was consistent at 85% in fiscal 2013 and fiscal 2012.

Our phosphate rock production was 15.4 million tonnes for fiscal 2013 compared with 12.1 million tonnes in fiscal 2012. The increase in phosphate rock production in fiscal 2013 was primarily due to the settlement of the Hardee County Extension Permit Litigation Settlement in the fourth quarter of fiscal 2012 that allowed us to resume normal mining operations at South Fort Meade.

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

Our phosphate rock production was 12.1 million tonnes for fiscal 2012 compared with 11.5 million tonnes in fiscal 2011. The increase in phosphate rock production rates was primarily due to increased production at our Four Corners, Wingate and Hookers Prairie mines. The South Fort Meade mine, which was producing on a limited basis in fiscal 2012, was temporarily shutdown for most of the first half of fiscal 2011 and subsequently operated at a reduced production level for the remainder of fiscal 2011 due to the Hardee County Extension Permit Litigation Settlement.

Potash Net Sales and Gross Margin

The following table summarizes Potash net sales, gross margin, sales volumes and certain other information:

	Seven Months Ended December 31,		2013-2012		Years Ended May 31,
(in millions, except price per tonne or unit)	2013	2012 (unaudited)	Change	Percent	2013	2012	2011
Net sales:
North America	$833.1	$1,270.9	$(437.8)	(34%)	$2,108.0	$1,851.9	$1,949.7
International	554.1	653.7	(99.6)	(15%)	1,421.3	1,449.4	1,111.3

Total	1,387.2	1,924.6	(537.4)	(28%)	3,529.3	3,301.3	3,061.0
Cost of goods sold	1,012.9	1,043.1	(30.2)	(3%)	1,918.0	1,679.3	1,592.0

Gross margin	$374.3	$881.5	$(507.2)	(58%)	$1,611.3	$1,622.0	$1,469.0

Gross margin as a percent of net sales	27.0%	45.8%			45.7%	49.1%	48.0%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	1,439	1,732	(293)	(17%)	3,139	2,350	3,263
International	1,918	1,665	253	15%	3,966	3,666	3,626

Total	3,357	3,397	(40)	(1%)	7,105	6,016	6,889
Non-agricultural	441	384	57	15%	666	704	634

Total	3,798	3,781	17	0%	7,771	6,720	7,523

Average selling price per tonne (FOB plant):
MOP - North America crop nutrients	$346	$474	$(128)	(27%)	$450	$515	$394
MOP - International	274	390	(116)	(30%)	349	401	309
MOP - Average(b)	325	444	(119)	(27%)	405	448	359

(a)	Excludes tonnes related to a third-party tolling arrangement for which the contract expired December 31, 2012.
(b)	MOP – Average selling price includes feed and industrial selling prices.

Seven months ended December 31, 2013 and 2012

The Potash segment’s net sales decreased to $1.4 billion for the seven months ended December 31, 2013 compared with $1.9 billion in the same period a year ago primarily due to a decrease in sales prices which resulted in lower net sales of approximately $400 million. Also, in the prior period we received approximately $120 million for reimbursement of certain costs under a tolling agreement which were not received in the current year as the agreement had expired.

Our average MOP selling price was $325 per tonne in the current year, which is a decrease of 27% compared to the prior year average price of $444 per tonne. MOP selling prices, both domestic and international, decreased due to factors discussed in the Overview.

Gross margin for the Potash segment decreased to $374.3 million in the current period from $881.5 million to the same period a year ago. The gross margin was unfavorably impacted by the items discussed above and the impact of higher costs of approximately $60 million including factors further discussed below. Gross margin as a percentage of net sales decreased to 27% in the current period from 46% in the same period a year ago, reflecting the 27% decline in average MOP selling price.

We incurred $197.2 million in depreciation expense during in the current period compared to $161.7 million for the seven months ended December 31, 2012. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our expansion and sustaining projects.

We incurred $98.4 million in Canadian resource taxes in the seven months ended December 31, 2013 compared with $161.3 million in the same period a year ago. The lower taxes were due primarily to lower sales and profits in the current period. The potash expansions resulted in a reduction to our Canadian resource taxes of approximately $37 million and $109 million for the seven months ended December 31, 2013 and 2012, respectively. We incurred $22.3 million in royalties in the current period compared to $32.1 million in the same period a year ago. The decrease in royalties was due primarily to lower selling prices in the current period.

Costs were impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $13.0 million in the current period compared with gains, primarily on foreign currency derivatives, of $27.2 million in the same period a year ago.

We incurred $112.3 million in expenses, including depreciation on brine assets, and $10.1 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the seven months ended December 31, 2013, compared to $146.2 million and $100.4 million, respectively, in the same period a year ago. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow expenses decreased compared to the prior year as a project came on line that enhances our flexibility for disposing of brine that has been pumped out of the mine by injecting it at the remote injection site. In addition, the timing of activities and other temporary operating factors favorably impacted the expense for the seven months ended December 31, 2013. Brine inflow costs continue to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. Capital expenditures decreased from the prior year period primarily due to expenditures for our new remote injection site in the prior year period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. During the seven months ended December 31, 2013, our investments in remote injection and increased pumping capacities allowed us to continue to reduce the amount of brine stored in the mine.

For the current period, potash production was 4.1 million tonnes compared to 3.9 million tonnes in the same period a year ago as we completed a test run of the expanded capacity at our Esterhazy Saskatchewan potash mine partially offset by planned curtailments at our Colonsay and Esterhazy potash mines in the later part of the period. Our operating rate for potash production was 66% in the current Stub Period compared to 71% in the same period a year ago due to higher capacity in the current year as a result of the expiration at the end of calendar 2012 of our obligation to supply 1.1 million tonnes of potash per year under a tolling agreement.

Fiscal 2013 compared to Fiscal 2012

The Potash segment’s net sales increased to $3.5 billion in fiscal 2013 compared with $3.3 billion in fiscal 2012 due to an increase in sales volumes that resulted in higher net sales of approximately $520 million, partially offset by a decrease in sales prices which resulted in lower net sales of approximately $300 million.

The Potash segment’s sales volumes increased to 7.8 million tonnes for fiscal 2013 compared to 6.7 million tonnes in fiscal 2012, primarily driven by the factors described in the Overview.

Our average MOP selling price was $405 per tonne in fiscal 2013, which is a decrease of 10% compared to the fiscal 2012 average price of $448 per tonne. MOP selling prices, both domestic and international, decreased due to factors discussed in the Overview.

Gross margin for the Potash segment in fiscal 2013 was comparable to fiscal 2012 at $1.6 billion. The gross margin was favorably impacted by approximately $360 million due to the increase in sales volumes, partially offset by a decrease in selling prices which unfavorably impacted gross margin by approximately $300 million. In addition, gross margin was unfavorably impacted by higher costs of approximately $60 million, which are further described in the following paragraphs. The factors affecting gross margin and costs are further discussed below. Gross margin as a percentage of net sales decreased to 46% in fiscal 2013 from 49% in fiscal 2012.

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

We incurred $235.5 million in expenses, including depreciation on brine assets, and $131.5 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during fiscal 2013, compared to $205.0 million and $44.4 million, respectively, in fiscal 2012. During fiscal 2013, inflows continued to be higher than average but were still estimated to be within the range of our historical experience. Brine inflow costs, beginning in the third quarter of fiscal 2013, included the costs for pumping brine from the mine to the remote brine injection site. The remote injection site, which commenced operations in December 2012, and increased pumping capacity, helped us alleviate the effects of constraints on our pumping that began in the latter half of fiscal 2012. These constraints affected available storage capacity in surface ponds. As a result of our investments in the remote injection and increased pumping capacities, however, we were able to reduce the amount of brine stored in the mine. Brine inflow costs also continued to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. Under a tolling agreement that expired during the third quarter of fiscal 2013, we were entitled to reimbursement of a pro-rata share of operating and capital costs of our Esterhazy mine, including a portion of our costs for managing the brine inflows.

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

The Potash segment’s sales volumes decreased to 6.7 million tonnes for fiscal 2012 compared to 7.5 million tonnes in the prior year due to cautious customer purchasing behavior in North America.

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

We incurred $205.0 million in expenses, including depreciation, and $44.4 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during fiscal 2012, compared to $151.9 million and $37.4 million, respectively, in fiscal 2011. During the last half of fiscal 2012, net inflows were higher than average but still estimated to be within our historical experience. Our pumping of brine from the mine was constrained beginning in the latter half of fiscal 2012 because of less available storage capacity than normal in surface ponds primarily due to abnormal rainfall in Saskatchewan and the downtime of certain brine injection wells. The results for fiscal 2012 include the higher costs of addressing brine inflow costs, which continued to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012.

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

Other Income Statement Items

	Seven Months Ended December 31,		2013-2012			Years Ended May 31,
(in millions)	2013	2012 (unaudited)	Change	Percent		2013	2012	2011
Selling, general and administrative expenses	$211.8	$245.6	$(33.8)	(14%	)	$427.3	$410.1	$372.5
Loss on write-down of assets	122.8	-	122.8	NM		-	-	-
Other operating expenses	76.8	40.8	36.0	88%		123.3	63.8	85.1
Change in value of share repurchase agreement	73.2	-	73.2	NM		-	-	-
Interest (expense)	(22.8)	-	(22.8)	NM		-	(1.4)	(27.6)
Interest income	9.5	11.5	(2.0)	(17%	)	18.8	20.1	22.5

Interest income (expense), net	(13.3)	11.5	(24.8)	NM		18.8	18.7	(5.1)
Foreign currency transaction gain (loss)	16.5	(34.2)	50.7	NM		(15.9)	16.9	(56.3)
Gain on sale of equity investment	-	-	-	NM		-	-	685.6
Other income (expense)	(9.1)	(0.4)	(8.7)	NM		2.0	(17.8)	(17.1)
Provision for income taxes	152.6	109.0	43.6	40%		341.0	711.4	752.8

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $211.8 million for the seven months ended December 31, 2013 compared to $245.6 million for the seven months ended December 31, 2012 due to a decrease in salaries, incentives, and other employee benefits combined with project expenses incurred in the prior year period that were not repeated in the current period.

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

Loss on Write-Down of Assets

The loss on write-down of assets of $122.8 million for the seven months ended December 31, 2013 is related to the planned exit from our Argentina and Chile distribution businesses, write-off of initial engineering costs of our ammonia plant, closure of the Hersey potash facility, and the planned sale of our Hersey salt operations mentioned in the Overview.

Other Operating Expenses

Other operating expenses were $76.8 million for the seven months ended December 31, 2013 compared to $40.8 million for the seven months ended December 31, 2012. Other operating expenses typically consist of three major categories: 1) Asset Retirement Obligations (“AROs”)/environmental and legal reserves, 2) insurance reimbursements and 3) gain/loss on fixed assets. The increase in the current period is primarily due to approximately $15 million of ARO adjustments, approximately $9 million related to the settlement of certain mineral rights, and approximately $12 million related to the write-off of fixed assets partially offset by a $19 million decrease in legal reserves compared to the prior period.

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

Change in Value of Share Repurchase Agreement

The change in the value of share repurchase agreement of $73.2 million relates to the remeasurement of our share repurchase obligation to the present value at December 31, 2013, of the amount to be paid at settlement.

Foreign Currency Transaction Gain (Loss)

For the seven months ended December 31, 2013, we recorded a foreign currency transaction gain of $16.5 million, compared to a loss of $34.2 million in the seven months ended December 31, 2012. The foreign currency transaction gain in the current period was primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.

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

Other Income (Expense)

For the seven months ended December 31, 2013, we recorded a charge of approximately $10 million for costs related to environmental remediation from a legacy event.

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

Provision for Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Seven months ended December 31, 2013	31.5%	$152.6
Year ended May 31, 2013	15.4%	341.0
Year ended May 31, 2012	27.1%	711.4
Year ended May 31, 2011	23.0%	752.8

Income tax expense for the seven months ended December 31, 2013 was $152.6 million, an effective tax rate of 31.5% on pre-tax income of $484.2 million. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. The tax rate was negatively impacted by a tax expense of $100.8 million as a result of the determination that we are no longer permanently reinvested at certain non-U.S. subsidiaries. For further information, please see Note 12 to our Notes to Consolidated Financial Statements. The tax rate was favorably impacted by the $73.2 million change in value of the share repurchase agreement, which was non-taxable.

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

Recoverability of Long-Lived Assets including Goodwill

Assessing the potential impairment of long-lived assets is an integral part of our normal ongoing review of operations. These assessments involve estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. Further, our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate. Refer to “Item 1A. Risk Factors” in Part I of this transition period report on Form 10-K.

As mentioned above, these factors do not change in isolation; therefore, it is not practicable to present the impact of changing a single factor. If management uses different assumptions or if different conditions occur in future periods, future impairment charges could result and could be material. Impairments generally would be non-cash charges. During the seven months ended December 31, 2013, no material impairment was indicated for Mosaic’s asset groups except for the write-down of the Hersey assets in connection with the planned sale of that mine and the write-down of our distribution business in Argentina and Chile as Assets Held for Sale.

The carrying value of goodwill in our business segments, which are also our reporting units, is tested annually as of October 31st for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. No goodwill impairment was indicated during the seven months ended December 31, 2013. See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding goodwill. As of December 31, 2013 we had $1.8 billion of goodwill.

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

Although we believe our judgments and estimates are reasonable, results could differ materially if actual selling prices differ significantly from forecasted selling prices or if expected costs change significantly through the ultimate sale of inventory. Charges for lower of cost or market adjustments, if any, are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a decline of market value below cost. During the seven months ended December 31, 2013, and during fiscal 2013, 2012 or 2011, no lower of cost or market inventory write-downs were indicated.

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

Contingent environmental liabilities are described in Note 20 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2013, May 31, 2013 and 2012, we had accrued $31.3 million, $24.7 million and $27.3 million, respectively, for environmental matters.

As indicated in Note 13 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of December 31, 2013, May 31, 2013 and 2012, $723.9 million, $658.5 million and $600.3 million, respectively, was accrued for AROs.

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

The judgments made in determining the costs of our benefit plans can impact our Consolidated Statements of Earnings. As a result, we use actuarial consultants to assist management in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included as a component of other comprehensive income/(expense) as unamortized net gains and losses, which are amortized into earnings over future periods. As of December 31, 2013, May 31, 2013 and 2012, we had $75.2 million, $147.1 million and $149.0 million, respectively, accrued for pension and other postretirement benefit obligations. Our pension and other postretirement benefits are further described in Note 17 of our Notes to Consolidated Financial Statements.

Income Taxes

Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $99.2 million as of December 31, 2013. It is reasonably possible that changes to the Company’s unrecognized tax benefits could be significant; however, due to the uncertainty of possible outcomes, a current estimate of the range of changes that may occur cannot be made.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2013, May 31, 2013 and 2012, we had a valuation allowance of $129.2 million, $93.6 million and $180.2 million, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.

We have not recorded U.S. deferred income taxes on certain of our non-U.S. subsidiaries’ undistributed earnings as such amounts are intended to be reinvested outside the United States indefinitely. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of additional U.S. tax liabilities we would incur.

We have included a further discussion of income taxes in Note 12 of our Notes to Consolidated Financial Statements.

Litigation

Our operating results are affected by claims and judicial or administrative proceedings involving the Company, many of which are incidental to the ordinary operation of the business, as described in Note 20 of our Notes to Consolidated Financial Statements. We record accruals for such claims and proceedings when information available to us indicates it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals are established as part of an ongoing assessment that takes into consideration such items as advice of legal counsel, developments in individual claims and proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, ongoing discovery, and past experience in defending and settling similar claims. Adjustments to accruals, recorded as needed in our Consolidated Statement of Earnings each quarter, are made to reflect changes in and current status of these factors. While we have established what we currently believe are adequate accruals for pending legal matters, these accruals frequently involve estimates based upon the current judgment of management and others and the final outcome or potential settlement of litigation or other claims could differ materially from the recorded amounts.

Liquidity and Capital Resources

We define liquidity as the ability to generate or access adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to fund working capital requirements, fund sustaining and expansion projects, pursue strategic opportunities and capital management decisions which include making payments on and issuing indebtedness and distributions to our shareholders, either in the form of share repurchases or dividends. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Our capital management philosophy includes a commitment to investment grade ratings, and financial flexibility to take advantage of strategic opportunities. We target a liquidity buffer of $2.25 billion, with approximately one third in cash on our balance sheet and two thirds committed credit lines. We also target debt leverage ratios that are consistent with investment grade ratings. Our capital allocation priorities include investing in our business, paying our dividend, taking advantage of strategic opportunities and returning excess to shareholders in order to maintain an efficient balance sheet.

At May 31, 2013, we had cash and cash equivalents of approximately $3.7 billion, stockholders’ equity of approximately $13.4 billion, long-term debt of approximately $1.0 billion and short-term debt of approximately $68.7 million. During the Stub Period, we took significant steps to reach our liquidity buffer and debt leverage targets by issuing $2.0 billion of long-term debt, increasing the size of our revolving credit agreement from $750 million to $1.5 billion and entering into the Share Repurchase Agreements. At December 31, 2013, we had cash and cash equivalents of approximately $5.3 billion, stockholders’ equity of approximately $11.3 billion, long-term debt of approximately $3.0 billion and short-term debt of approximately $22.6 million. After the end of the year and through the date of this report we have utilized cash and cash equivalents of approximately $1.2 billion to repurchase approximately 27.2 million shares under the Share Repurchase Agreements.

In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and issue debt, to fund the remainder of our commitment under the Share Repurchase Agreement, our Share Repurchase Program, the CF Phosphate Assets Acquisition, our commitments in connection with the Northern Promise Joint Venture and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements. We plan to take advantage of borrowing opportunities principally to fund the CF Phosphate Assets Acquisition.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.7 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures as the majority are held in investments denominated in U.S. dollars, as of December 31, 2013. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.4 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements. However, we currently intend to use a portion of this cash for non-U.S. expansions. Information about the investment of our cash and cash equivalents is included in Note 3 of our Notes to Consolidated Financial Statements.

Cash Requirements

We have certain contractual cash obligations that require us to make payments on a scheduled basis which include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, the obligation for our Share Repurchase Agreement and funding requirements of pension and postretirement obligations. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, rock and natural gas, obligations to purchase raw materials for our international distribution activities and equity contributions for nonconsolidated investments. Other large cash obligations are our contractual share repurchase obligation, AROs and other environmental obligations primarily related to our Phosphates segment and our long-term debt. Our long-term debt has maturities ranging from one year to 30 years. We expect to fund our AROs, purchase obligations, contractual share repurchase obligation and capital expenditures with a combination of operating cash flows, cash and cash equivalents, and borrowings. See Off-Balance Sheet Arrangements and Obligations for the amounts owed by Mosaic under Contractual Cash Obligations below and the discussion under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for more information on this matter.

Sources and Uses of Cash

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the seven months ended December 31, 2013 and 2012 and for fiscal 2013, 2012 and 2011:

	Seven Months Ended December 31,				Years Ended May 31,
(in millions) Cash Flow			2013-2012
	2013	2012	Change	Percent	2013	2012	2011
Net cash provided by operating activities	$889.4	$742.9	$146.5	20%	$1,887.5	$2,705.8	$2,426.7
Net cash used in investing activities	(957.2)	(967.0)	9.8	(1%)	(1,589.8)	(1,627.4)	(572.1)
Net cash provided by (used in) financing activities	1,705.3	(207.1)	1,912.4	NM	(397.8)	(1,061.1)	(585.0)

As of December 31, 2013, we had cash and cash equivalents of $5.3 billion. Funds generated by operating activities, available cash and cash equivalents and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations, available cash and cash equivalents and borrowings will be sufficient to meet our operating needs and finance anticipated share repurchases, expansion plans and strategic initiatives in calendar 2014. In addition, as of December 31, 2013, approximately $1.5 billion was available under our credit facility for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.

Operating Activities

Net cash flow from operating activities has provided us with a significant source of liquidity. For the seven months ended December 31, 2013, net cash provided by operating activities was $889.4 million, compared to $742.9 million in the same period of the prior year. During the Stub Period, operating cash flow was primarily generated by net earnings, a decrease in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued liabilities.

The decrease in accounts receivable is primarily due to high accounts receivable as of May 31, 2013 due to sales in May 2013 occurring later in the month as a result of a late spring sale and application season in North America due to a wet spring which resulted in a corresponding shift in collections to the Stub Period. The decrease in inventories in the Stub Period is primarily due to strong sales volumes of our phosphates products in December 2013 and the lower cost of raw materials used in our phosphates products, as discussed further in the Phosphates Net Sales and Gross Margin section.

The decrease in accounts payable was primarily due to a decline in the cost of raw material purchases in our Phosphates segment during the Stub Period, as discussed further in the Phosphates Net Sales and Gross Margin section. The change in accrued liabilities also contributed to the change in working capital as we shipped product against our customer prepayments in Brazil, which were high as of May 31, 2013.

For fiscal 2013, net cash provided by operations was $1.9 billion, compared to $2.7 billion in fiscal 2012. During fiscal 2013, operating cash flow was primarily generated by net earnings, partially offset by the effect of changes in working capital, including an increase in accounts receivable and higher inventory levels. The increase in accounts receivable was the result of higher sales in May 2013 compared with May 2012 sales. Higher inventories were due to building phosphate rock inventory in fiscal 2013 and entering the year with low finished goods inventory in fiscal 2013 compared to the prior year.

Operating activities provided $2.7 billion and $2.4 billion of cash for fiscal 2012 and 2011, respectively, primarily driven by net earnings.

Investing Activities

Net cash used in investing activities for the seven months ended December 31, 2013 of $1.0 billion was comparable to the same period in the prior year. Capital expenditures decreased slightly in the Stub Period primarily related to our expansion projects in our Potash segment. We also invested $158.9 million in the Northern Promise Joint Venture in the Stub Period.

Net cash used in investing activities for fiscal 2013 was comparable to fiscal 2012 at $1.6 billion. Capital expenditures decreased slightly in fiscal 2013 primarily related to our expansion projects in our Potash segment. We also invested $15.0 million in the Northern Promise Joint Venture.

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

Financing Activities

Net cash provided by financing activities for the seven months ended December 31, 2013 was $1.7 billion, compared to net cash used in financing activities of $207.1 million for the same period in the prior year. In the Stub Period we received proceeds of $2.0 billion from a public debt offering consisting of $900 million aggregate principal amount of 4.250% Senior Notes due 2023, $500 million aggregate principal amount of 5.45% Senior Notes due 2033 and $600 million aggregate principal amount of 5.625% Senior Notes due 2043 which was the primary reason for the increase in net cash provided by financing activities. The proceeds were partially offset by dividends of $213.5 million paid in the Stub Period.

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

Financial Assurance Requirements

In addition to various operational and environmental regulations primarily related to our Phosphates segment, we incur liabilities for reclamation activities under which we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds or letters of credit. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations and Note 20 of our Notes to Consolidated Financial Statements for additional information about these requirements.

Off-Balance Sheet Arrangements and Obligations

Off-Balance Sheet Arrangements

In accordance with the definition under rules of the Securities and Exchange Commission (“SEC”), the following qualify as off-balance sheet arrangements:

•

certain obligations under guarantee contracts that have “any of the characteristics identified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) paragraph ASC 460-10-15-4 (Guarantees Topic)”;

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

Information regarding guarantees that meet the above requirements is included in Note 16 of our Notes to Consolidated Financial Statements and is hereby incorporated by reference. We do not have any contingent interest in assets transferred, derivative instruments, or variable interest entities that qualify as off-balance sheet arrangements under SEC rules.

Contractual Cash Obligations

The following is a summary of our contractual cash obligations as of December 31, 2013:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$3,009.3	$0.4	$4.3	$93.7	$2,910.9
Estimated interest payments on long-term debt(a)	2,660.4	149.4	298.4	294.8	1,917.8
Operating leases	188.6	45.7	58.6	38.2	46.1
Purchase commitments(b)	6,859.2	1,919.9	1,028.9	698.4	3,212.0
Contractual share repurchase liability	1,985.9	1,985.9	-	-	-
Pension and postretirement liabilities(c)	522.7	62.9	96.1	100.6	263.1

Total contractual cash obligations	$15,226.1	$4,164.2	$1,486.3	$1,225.7	$8,349.9

(a)	Based on interest rates and debt balances as of December 31, 2013.
(b)	Based on prevailing market prices as of December 31, 2013. The majority of items more than 5 years is our estimated purchase commitment from our equity investee, the Miski Mayo Mine.
(c)

Calendar 2014 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

In addition to the above, we have an obligation to fund our investment in the Northern Promise Joint Venture of up to $1 billion over the next four years. We also have an obligation to fund the Family Trusts Share Repurchase Agreements for an aggregate of approximately 5.8 million shares.

Other Commercial Commitments

The following is a summary of our other commercial commitments as of December 31, 2013:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$28.5	$28.5	$-	$-	$-
Surety bonds	181.6	181.2	0.1	-	0.3

Total	$210.1	$209.7	$0.1	$-	$0.3

The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue Letters of Credit through our Credit Facility and bi-lateral agreements. As of

December 31, 2013 we had $19.0 million of outstanding Letters of Credit through our Credit Facility and $9.5 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. As of December 31, 2013, we had $169.5 million in surety bonds outstanding for reclamation obligations, primarily related to mining in Florida. We have letters of credit directly supporting mining reclamation activity of $1.9 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.

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

Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs, the undiscounted value of which is approximately $1.5 billion. The value of the AROs for closure of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $465 million as of December 31, 2013. Compliance with the financial assurance requirements in Florida and Louisiana is based on the undiscounted Gypstack closure estimates.

In connection with the Company’s efforts to achieve resolution of certain environmental matters, the U.S. Department of Justice and the U.S. Environmental Protection Agency (the “EPA”), together with the States of Louisiana and Florida, seek to require Mosaic to provide financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a meaningful portion of the estimated costs to close all the Gypstacks currently, rather than the costs estimated at the end of their useful lives. See the discussions under “Environmental, Health and Safety Matters – Operating Requirements and Impacts – Financial Assurance” below and “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for more information on this matter.

Other Long-Term Obligations

The following is a summary of our other long-term obligations as of December 31, 2013:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$1,863.0	$86.8	$160.8	$141.2	$1,474.2

(a)

Represents the undiscounted, inflation adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $723.9 million as of December 31, 2013, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

As of December 31, 2013, we had contractual commitments with non-affiliated customers for the sale of approximately 1.4 million tonnes of concentrated phosphates and 0.4 million tonnes of potash for fiscal 2014.

Most of our export sales of potash crop nutrients are marketed through a North American export association, Canpotex, which funds its operations in part through third-party financing facilities. As a member, Mosaic or our subsidiaries are, subject to certain conditions and exceptions, contractually obligated to reimburse Canpotex for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from Canpotex.

Commitments are set forth in Note 19 of our Notes to Consolidated Financial Statements and are incorporated herein by reference.

Income Tax Obligations

Gross uncertain tax positions as of December 31, 2013 of $99.2 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 12 of our Notes to Consolidated Financial Statements.

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

As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of December 31, 2013, May 31, 2013 and 2012, the fair value of our major foreign currency exchange contracts were ($17.4) million, ($28.3) million and ($13.5) million, respectively. We recorded an unrealized gain of $7.8 million in cost of goods sold and recorded an unrealized gain of $2.2 million in foreign currency transaction gain (losses) in the Consolidated Statements of Earnings for this Stub Period.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2013		As of May 31, 2013		As of May 31, 2012
	Expected Maturity Date		Expected Maturity Date		Expected Maturity Date
	Year ending December 31, 2014		Year ending May 31, 2014		Year ending May 31, 2013
(in millions)		Fair Value		Fair Value		Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$) - long	$-	$(13.3)	$58.4	$(29.5)	$-	$(28.2)
Weighted Average Rate - Canadian dollar to U.S. dollar	-		1.0276		-
Notional (million US$) - short	$687.9		$895.0		$1,157.9
Weighted Average Rate - Canadian dollar to U.S. dollar	1.0467		1.0056		0.9896
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$) - long	$87.2	$(3.0)	$173.1	$3.2	$394.5	$4.6
Weighted Average Rate - Brazilian real to U.S. dollar	2.3849		2.0391		1.9634
Notional (million US$) - short	$45.7		$149.8		$110.3
Weighted Average Rate - Brazilian real to U.S. dollar	2.2559		2.0848		1.9179
Indian Rupee
Notional (million US$) - long	$104.5	$(1.1)	$131.9	$(2.3)	$141.7	$10.1
Weighted Average Rate - Indian rupee to U.S. dollar	63.9091		57.3234		52.6348
Foreign Currency Exchange Futures
Brazilian Real
Notional (million US$) - long	$-	$-	$16.0	$0.3	$31.5	$-
Weighted Average Rate - Brazilian real to U.S. dollar	-		2.0849		1.9537
Notional (million US$) - short	$-	$-	$-	$-	$15.8	$-
Weighted Average Rate - Brazilian real to U.S. dollar	-		-		1.9984

Total Fair Value		$(17.4)		$(28.3)		$(13.5)

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

As of December 31, 2013, May 31, 2013 and 2012, the fair value of our major natural gas commodities contracts were ($0.6) million, ($5.0) million and ($21.4) million, respectively. We recorded an unrealized gain of $4.2 million in cost of goods sold on the Consolidated Statements of Earnings in this Stub Period 2013.

Our primary commodities exposure relates to price changes in natural gas.

The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2013			As of May 31, 2013			As of May 31, 2012
	Expected Maturity Date			Expected Maturity Date			Expected Maturity Date
	Years ending December 31,		Fair Value	Years ending May 31,		Fair Value	Years ending May 31,		Fair Value
(in millions)	2014	2015		2014	2015		2013	2014
Natural Gas Swaps
Notional (million MMBtu) - long	7.2	1.0	$(0.6)	11.7	3.5	$(5.0)	17.7	6.6	$(21.4)
Weighted Average Rate (US$/MMBtu)	$3.71	$3.82		$4.26	$3.79		$3.26	$4.37

Total Fair Value			$(0.6)			$(5.0)			$(21.4)

Summary

Overall, there have been no material changes in our primary market risk exposures since the prior year. We do not expect any material changes in our primary risk exposures. For additional information related to derivatives, see Notes 14 and 15 of our Notes to Consolidated Financial Statements.

Environmental, Health, Safety and Security Matters

We are subject to an evolving complex of international, federal, state, provincial and local environmental, health, safety and security (“EHS”) laws that govern the production, distribution and use of crop nutrients and animal feed ingredients. These EHS laws regulate or propose to regulate: (i) conduct of mining, production and supply chain operations, including employee safety and facility security procedures; (ii) management and/or remediation of potential impacts to air, soil and water quality from our operations; (iii) disposal of waste materials; (iv) reclamation of lands after mining; (v) management and handling of raw materials; (vi) product content; and (vii) use of products by both us and our customers.

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

We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2014, excluding capital expenditures arising out of the possible settlement referred to under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $70 million, primarily related to: (i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $130 million in 2014. In 2015, we estimate environmental capital expenditures will be approximately $80 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $120 million. In the seven months ended December 31, 2013 and in fiscal 2013, we spent approximately $130 and $230 million, respectively, for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2014 or in the future.

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

The Altman Extension of the Four Corners Mine. In fiscal 2009, in connection with our efforts to permit the Altman Extension (the “Altman Extension”) of our Four Corners, Florida, phosphate rock mine, non-governmental organizations for the first time filed a lawsuit in federal court contesting the actions by the U.S. Army Corps of Engineers (the “Corps”) in issuing a federal wetlands permit. This lawsuit was dismissed by the court in September 2013.

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

Central Florida Phosphate District Area-Wide Environmental Impact Statement. In fiscal 2011, the Corps notified us that it planned to conduct an area-wide environmental impact statement (“AEIS”) for the central Florida phosphate district. On June 1, 2012 the Corps published notice of availability of the draft AEIS in the Federal Register and announced that it would accept public comment on the draft AEIS through July 31, 2012. We, along with other members of the public, submitted comments for the Corps to consider as it completed the final AEIS. The Corps issued the final AEIS on April 25, 2013. The final AEIS includes information on environmental impacts upon which the Corps will rely in its consideration of our pending federal wetlands permits for future mining of our Wingate, Ona and DeSoto phosphate rock reserves.

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

Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in federal court against the EPA challenging a rule adopted by the EPA that set numeric water quality standards (the “NNC Rule”) for nitrogen and/or phosphorus in Florida lakes and streams. The NNC Rule set criteria that would require drastic reductions in the levels of nutrients discharged into Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012.

In February 2012, the court invalidated the NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. The court subsequently ordered that the effective date of the parts of the NNC Rule that the court had upheld and any parts re-proposed to comply with the court’s order be postponed until January 2013.

The Florida Department of Environmental Protection (the “FDEP”) has adopted state rules that could supplant many, or potentially all, of the requirements of the NNC Rule and mitigate some of the potential adverse effects of the NNC Rule. In June 2012, the FDEP rule was upheld by a state administrative law judge in an administrative proceeding challenging the rule brought by certain non-governmental organizations and the FDEP rule was submitted to the EPA for approval. In July 2012, the non-governmental organizations appealed the state administrative law judge’s decision upholding the FDEP rule to the Florida First District Court of Appeal. In February 2013, the Florida First District Court of Appeal upheld the administrative law judge’s decision.

In November 2012, the EPA approved the FDEP rule. The EPA also proposed two rules that would establish new federal nutrient criteria for (i) streams and unimpaired lakes, and (ii) coastal waters, certain estuaries not covered in the FDEP rule and flowing waters in South Florida.

The EPA has stated that the criteria in the two new proposed rules will not go into effect if the EPA and FDEP take actions necessary to modify the terms of a 2009 consent decree to enable EPA approval of the FDEP rule to meet the consent decree obligations.

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

On January 7, 2014, the court granted the EPA’s motion to modify the consent decree and denied the environmental plaintiffs’ motion to enforce the consent decree according to its original terms, which would have had the effect of requiring the EPA to finalize and apply the federal NNC Rule and prevent the State numeric nutrient criteria from becoming effective. This ruling paves the way for the EPA to withdraw the federal NNC Rule for lakes and springs, and to withdraw the proposed federal NNC Rule for streams and flowing waters, allowing the FDEP criteria to become effective.

Subject to further litigation or rulemaking developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures and substantially increase our annual operating expenses.

Separately, in November 2012, the EPA proposed total maximum daily load standards, including standards for total nitrogen and total phosphorus, for a number of waterways flowing into Tampa Bay in Florida. The waterways include sections of the Alafia River, which is a receiving water body for permitted discharges from several of our operations.

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

In March 2012, several non-governmental organizations brought a lawsuit in federal court against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. The EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. On September 20, 2013 the court held that, while the EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, the EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. We understand that the EPA is considering an appeal of this decision. We intend to defend vigorously the EPA’s decision not to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. In the event that the EPA were to adopt such a rule, we cannot predict what its requirements would be or the effects it would have on us or our customers.

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

During the life of the tailings management areas, clay settling ponds and Gypstacks, we have incurred and will continue to incur significant costs to manage our potash and phosphate residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed. Our asset retirement obligations are further discussed in Note 13 of our Notes to Consolidated Financial Statements.

Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations above for additional information about these requirements. Among other matters, the EPA is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are negotiating with the government the terms of a possible settlement of certain matters related to this review. The final terms of this possible settlement are not yet agreed or approved; however, if a settlement can be achieved, in all likelihood our multi-faceted commitments would include as one of its key elements our deposit into a trust fund of cash in an amount currently estimated at approximately $625 million to pre-fund a material portion of our existing asset retirement obligations for closure and post-closure care of our Gypstacks. The fund would be classified as restricted cash on our balance sheet. See the discussion under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for additional information about this matter.

We have accepted a proposal by the Province of Saskatchewan under which we would establish a trust valued at $25 million in satisfaction of financial assurance requirements for closure of our Saskatchewan potash facilities. The trust is to be fully funded by us by 2021in equal annual installments beginning in July 2014.

Climate Change

We are committed to finding ways to meet the challenges of crop nutrient and animal feed ingredient production and distribution in the context of the need to reduce greenhouse gas emissions. While focused on helping the world grow the food it needs, we have proven our commitment to using our resources more efficiently and have implemented innovative energy recovery technologies that result in our generation of much of the energy we need, particularly in our U.S. Phosphates operations, from high efficiency heat recovery systems that result in lower greenhouse gas emissions.

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

The direct greenhouse gas emissions from our operations result primarily from:

•

Combustion of natural gas to produce steam and dry potash products at our Belle Plaine, Saskatchewan, potash solution mine. To a lesser extent, at our potash shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products.

•	The use of natural gas as a feedstock in the production of ammonia at our Faustina, Louisiana phosphates plant.

•	Process reactions from naturally occurring carbonates in phosphate rock.

In addition, the production of energy and raw materials that we purchase from unrelated parties for use in our business and energy used in the transportation of our products and raw materials are a source of greenhouse gas emissions.

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

Our continuing focus on operational excellence in our Phosphates business segment is helping us reduce our indirect greenhouse gas emissions. For example, normal chemical processes in our U.S. Phosphates’ operations generate heat that can be captured and converted into electricity to replace some of the electricity we currently purchase. We already have waste heat recovery systems that generate a portion of our U.S. Phosphates’ electricity needs and are continuing waste heat recovery initiatives that will deliver significant additional energy savings. These initiatives, along with energy efficiency and conservation measures, are intended to offset most or all of our U.S. Phosphates’ electricity purchases and are expected to significantly reduce the indirect greenhouse gas emissions associated with our Phosphates business. Mosaic voluntarily quantifies and publically reports greenhouse gas emissions beyond current regulatory requirements, including emissions from transportation of raw materials and finished products.

•

Initiatives in Canada. Canada remains committed to addressing climate change. Under the United Nations Framework Convention on Climate Change (UNFCCC), Canada signed the Copenhagen Accord in December 2009 and committed to reduce its greenhouse gas (GHG) emissions to 17% below

2005 levels by 2020. The government is pursuing a sector-by-sector regulatory approach aligned with the United States, where appropriate. Our Saskatchewan Potash facilities continue to work with the Canadian Fertilizer Institute and Environment Canada on a sector based approach

In May 2009, the Province of Saskatchewan, in which our Canadian potash mines are located, began to consider legislation intended to lead to the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. Key elements under consideration by the Province include a primary focus on achieving the 20% reduction by 2020. Under the proposed framework, compliance mechanisms such as the Technology Fund, Recognition for Early Action, Pre-Certified Investments, Emission Intensive Trade Exposed credits and carbon offsets would be established to provide flexibility for regulated emitters to meet their greenhouse gas reduction obligations.

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

We continue to focus on energy efficiency initiatives within our operations. As part of our recently completed and ongoing capital project activities, the Potash business unit is installing higher efficiency motors and electrical systems that reduce energy requirements compared to older equipment.

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

Remedial Activities

The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, and state analogues, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a third-party location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $31.3 million as of December 31, 2013, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.

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

Additional Information

For additional information about phosphate mine permitting in Florida, our environmental liabilities, the environmental proceedings in which we are involved, our asset retirement obligations related to environmental matters, and our related accounting policies, see Environmental Liabilities and AROs under Critical Accounting Estimates above and Notes 3, 13, and 20 of our Notes to Consolidated Financial Statements.

Sustainability

We are committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Through these efforts, we intend to sustain our business and experience lasting success.

We have included, or incorporate by reference, throughout this transition period report on Form 10-K discussions of various matters relating to our sustainability, in its broadest sense, that we believe may be material to our investors. These matters include but are not limited to discussions about: corporate governance including the leadership and respective roles of our Board of Directors, its committees and management as well as succession planning; recent and prospective developments in our business; product development; risk, enterprise risk management and risk oversight; the regulatory and permitting environment for our business and ongoing regulatory and permitting initiatives; executive compensation practices; employee and contractor safety; and other EHS matters including climate change, water management, energy and other operational efficiency initiatives, reclamation and asset retirement obligations. Other matters relating to sustainability are included in our sustainability reports that are available on our website at www.mosaicco.com/sustainability. Our sustainability reports are not incorporated by reference in this transition period report on Form 10-K.

Contingencies

Information regarding contingencies in Note 20 of our Notes to Consolidated Financial Statements is incorporated herein by reference.

Related Parties

Information regarding related party transactions is set forth in Note 21 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.

Recently Issued Accounting Guidance

Recently issued accounting guidance is set forth in Note 4 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.

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

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	rapid drops in the prices for our products that can require us to write-down our inventories to the lower of cost or market;

•	the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

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

•

other risks associated with our international operations, including any potential adverse effects related to our joint venture interest in the Miski Mayo mine in the event that protests against natural resource companies in Peru were to extend to or impact the Miski Mayo mine;

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

•

our use of cash and/or available debt capacity to fund shares repurchases, including past and future repurchases under the Share Repurchase Agreement with the MAC Trusts, financial assurance requirements arising in our business and strategic investments that has reduced and is expected to continue to reduce our available cash and liquidity and increase our leverage;

•

the possibility that the market price of our Common Stock during the twenty trading day period prior to any repurchase under the Share Repurchase Agreement rises above our expectations and adversely affects the benefits we anticipate from our repurchases of Class A Shares and our liquidity;

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

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our transition period report on Form 10-K for the seven months ended December 31, 2013 and incorporated by reference herein as if fully stated herein.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Mosaic Company:

We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries as of December 31, 2013, May 31, 2013, and 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and equity for the seven-month period ended December 31, 2013, and for each of the years in the three-year period ended May 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II—Valuation and Qualifying Accounts. We also have audited The Mosaic Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Mosaic Company’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mosaic Company and subsidiaries as of December 31, 2013, May 31, 2013, and 2012, and the results of their operations and their cash flows for the seven-month period ended December 31, 2013, and for each of the years in the three-year period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, The Mosaic Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

February 18, 2014

Consolidated Statements of Earnings

In millions, except per share amounts

	Seven Months Ended December 31,	Years Ended May 31,
	2013	2013	2012	2011
Net sales	$4,765.9	$9,974.1	$11,107.8	$9,937.8
Cost of goods sold	3,937.6	7,213.9	8,022.8	6,816.0

Gross margin	828.3	2,760.2	3,085.0	3,121.8
Selling, general and administrative expenses	211.8	427.3	410.1	372.5
Loss on write-down of assets	122.8	-	-	-
Other operating expenses	76.8	123.3	63.8	85.1

Operating earnings	416.9	2,209.6	2,611.1	2,664.2
Change in value of share repurchase agreement	73.2	-	-	-
Interest (expense) income, net	(13.3)	18.8	18.7	(5.1)
Foreign currency transaction gain (loss)	16.5	(15.9)	16.9	(56.3)
Gain on sale of equity investment	-	-	-	685.6
Other income (expense)	(9.1)	2.0	(17.8)	(17.1)

Earnings from consolidated companies before income taxes	484.2	2,214.5	2,628.9	3,271.3
Provision for income taxes	152.6	341.0	711.4	752.8

Earnings from consolidated companies	331.6	1,873.5	1,917.5	2,518.5
Equity in net earnings (loss) of nonconsolidated companies	10.9	18.3	13.3	(5.0)

Net earnings including noncontrolling interests	342.5	1,891.8	1,930.8	2,513.5
Less: Net earnings (loss) attributable to noncontrolling interests	2.5	3.1	0.6	(1.1)

Net earnings attributable to Mosaic	$340.0	$1,888.7	$1,930.2	$2,514.6

Basic net earnings per share attributable to Mosaic	$0.80	$4.44	$4.44	$5.64

Basic weighted average number of shares outstanding	420.8	425.7	435.2	446.0

Diluted net earnings per share attributable to Mosaic	$0.80	$4.42	$4.42	$5.62

Diluted weighted average number of shares outstanding	422.0	426.9	436.5	447.5

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

In millions

	Seven Months Ended December 31,	Years Ended May 31,
	2013	2013	2012	2011
Net earnings including noncontrolling interest	$342.5	$1,891.8	$1,930.8	$2,513.5

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax of ($34.1), $16.0, $28.0 and $2.9, respectively	(226.8)	(46.6)	(307.4)	387.4
Net actuarial gain and prior service cost, net of tax of $20.9, $5.7, $14.6 and $21.7, respectively	34.5	(5.7)	(28.7)	36.0
Realized loss on interest rate swap	(21.1)	-	-	-

Other comprehensive income (loss)	(213.4)	(52.3)	(336.1)	423.4

Comprehensive income	129.1	1,839.5	1,594.7	2,936.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.2	2.4	(3.3)	1.5

Comprehensive income attributable to Mosaic	$127.9	$1,837.1	$1,598.0	$2,935.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets

In millions, except per share amounts

	December 31,	May 31,
	2013	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,293.1	$3,697.1	$3,811.0
Receivables, net	543.1	1,015.7	751.6
Inventories	1,432.9	1,557.3	1,237.6
Deferred income taxes	129.9	75.7	237.8
Other current assets	706.8	534.7	543.1

Total current assets	8,105.8	6,880.5	6,581.1
Property, plant and equipment, net	8,576.6	8,486.8	7,545.9
Investments in nonconsolidated companies	576.4	431.5	454.2
Goodwill	1,794.4	1,844.6	1,844.4
Deferred income taxes	152.2	212.7	50.6
Other assets	348.6	229.9	214.2

Total assets	$19,554.0	$18,086.0	$16,690.4

Liabilities and Equity
Current liabilities:
Short-term debt	$22.6	$68.7	$42.5
Current maturities of long-term debt	0.4	0.9	0.5
Accounts payable	570.2	763.1	912.4
Accrued liabilities	666.3	845.1	899.9
Contractual share repurchase liability	1,985.9	-	-
Deferred income taxes	20.5	87.1	62.4

Total current liabilities	3,265.9	1,764.9	1,917.7
Long-term debt, less current maturities	3,008.9	1,009.6	1,010.0
Deferred income taxes	1,031.5	961.4	787.9
Other noncurrent liabilities	927.1	907.2	975.4
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2013, May 31, 2013 and 2012	-	-	-
Class A common stock, $0.01 par value, 254,300,000 shares authorized as of December 31, 2013, 150,059,772 shares issued and 85,839,827 shares outstanding as of December 31, 2013 150,059,772 shares issued and 128,759,772 shares outstanding as of May 31, 2013 and 2012	1.3	1.3	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of December 31, 2013, May 31, 2013 and 2012	-	-	-
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 352,204,571 shares issued and 340,166,109 shares outstanding as of December 31, 2013, 309,095,779 shares issued and 297,057,317 shares outstanding as of May 31, 2013 and 308,749,067 shares issued and 296,710,605 shares outstanding as of May 31, 2012	3.0	3.0	3.0
Capital in excess of par value	1.6	1,491.3	1,459.5
Retained earnings	11,182.1	11,603.4	10,141.3
Accumulated other comprehensive income	114.3	326.4	378.0

Total Mosaic stockholders’ equity	11,302.3	13,425.4	11,983.1
Non-controlling interests	18.3	17.5	16.3

Total equity	11,320.6	13,442.9	11,999.4

Total liabilities and equity	$19,554.0	$18,086.0	$16,690.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

In millions, except per share amounts

	Seven Months Ended December 31,	Years Ended May 31,
	2013	2013	2012	2011
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$342.5	$1,891.8	$1,930.8	$2,513.5
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	386.2	604.8	508.1	447.4
Deferred income taxes	69.1	200.0	245.8	196.6
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	3.9	32.2	(3.7)	8.2
Accretion expense for asset retirement obligations	21.6	33.3	32.4	31.6
Share-based compensation expense	23.3	28.2	23.4	21.1
Change in value of share repurchase agreement	(73.2)	-	-	-
Loss on write-down of assets	122.8	-	-	-
Unrealized loss (gain) on derivatives	(15.4)	(1.4)	45.9	(21.0)
Gain on sale of equity investment	-	-	-	(685.6)
Other	43.7	30.5	31.5	23.5
Changes in assets and liabilities:
Receivables, net	404.1	(296.7)	118.5	(297.3)
Inventories, net	30.8	(315.5)	6.5	(244.7)
Other current assets and noncurrent assets	(101.0)	(2.7)	(238.8)	23.7
Accounts payable	(100.6)	(100.5)	(58.4)	240.1
Accrued liabilities	(223.5)	(55.7)	(2.2)	229.6
Other noncurrent liabilities	(44.9)	(160.8)	66.0	(60.0)

Net cash provided by operating activities	889.4	1,887.5	2,705.8	2,426.7
Cash Flows from Investing Activities
Capital expenditures	(800.0)	(1,588.3)	(1,639.3)	(1,263.2)
Proceeds from sale of equity investment	-	-	-	1,030.0
Proceeds from sale of businesses	-	-	-	56.4
Investments in nonconsolidated companies	(158.9)	(15.0)	-	(385.3)
Other	1.7	13.5	11.9	(10.0)

Net cash (used in) investing activities	(957.2)	(1,589.8)	(1,627.4)	(572.1)
Cash Flows from Financing Activities
Payments of short-term debt	(154.3)	(263.1)	(148.8)	(381.3)
Proceeds from issuance of short-term debt	119.1	289.1	167.9	321.8
Payments of long-term debt	(1.4)	(1.5)	(542.8)	(470.2)
Proceeds from issuance of long-term debt	2,000.3	1.9	748.0	17.6
Payment of tender premium on debt	-	-	(17.2)	(16.1)
Payment of financing costs	(21.7)	-	-	-
Realized loss on interest rate swap	(21.1)	-	-	-
Proceeds from stock options exercised	1.1	6.0	3.0	20.3
Contributions by Cargill	-	-	18.5	-
Repurchase of Class A common stock	-	-	(1,162.5)	-
Cash dividends paid	(213.5)	(426.6)	(119.5)	(89.3)
Other	(3.2)	(3.6)	(7.7)	12.2

Net cash provided by (used in) financing activities	1,705.3	(397.8)	(1,061.1)	(585.0)
Effect of exchange rate changes on cash	(41.5)	(13.8)	(112.7)	113.8

Net change in cash and cash equivalents	1,596.0	(113.9)	(95.4)	1,383.4
Cash and cash equivalents—beginning of period	3,697.1	3,811.0	3,906.4	2,523.0

Cash and cash equivalents—end of period	$5,293.1	$3,697.1	$3,811.0	$3,906.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

In millions, except per share data

		Mosaic Shareholders
	Shares	Dollars
	Common Stock(a)	Common Stock(a)	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2010	445.4	$4.5	$2,523.0	$5,905.3	$289.4	$26.2	$8,748.4
Total comprehensive income	-	-	-	2,514.6	420.8	1.5	2,936.9
Stock option exercises	1.2	-	20.3	-	-	-	20.3
Amortization of share based compensation	-	-	21.1	-	-	-	21.1
Contributions from Cargill, Inc.	-	-	18.5	-	-	-	18.5
Dividends ($0.20 per share)	-	-	-	(89.3)	-	-	(89.3)
Dividends for noncontrolling interests	-	-	-	-	-	(4.8)	(4.8)
Acquisition of noncontrolling interest	-	-	-	-	-	(2.6)	(2.6)
Tax benefits related to share based compensation	-	-	13.4	-	-	-	13.4

Balance as of May 31, 2011	446.6	4.5	2,596.3	8,330.6	710.2	20.3	11,661.9
Total comprehensive income (loss)	-	-	-	1,930.2	(332.2)	(3.3)	1,594.7
Stock option exercises / Restricted stocks units vested	0.2	-	3.0	-	-	-	3.0
Amortization of share based compensation	-	-	23.4	-	-	-	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	-	-	-	(1,162.5)
Dividends ($0.275 per share)	-	-	-	(119.5)	-	-	(119.5)
Dividends for noncontrolling interests	-	-	-	-	-	(0.7)	(0.7)
Tax shortfall related to share based compensation	-	-	(0.9)	-	-	-	(0.9)

Balance as of May 31, 2012	425.5	4.3	1,459.5	10,141.3	378.0	16.3	11,999.4
Total comprehensive income (loss)	-	-	-	1,888.7	(51.6)	2.4	1,839.5
Stock option exercises	0.3	-	6.0	-	-	-	6.0
Amortization of stock based compensation	-	-	28.2	-	-	-	28.2
Dividends ($1.00 per share)	-	-	-	(426.6)	-	-	(426.6)
Dividends for noncontrolling interests	-	-	-	-	-	(1.2)	(1.2)
Tax shortfall related to stock option exercises	-	-	(2.4)	-	-	-	(2.4)

Balance as of May 31, 2013	425.8	4.3	1,491.3	11,603.4	326.4	17.5	13,442.9
Total comprehensive income (loss)	-	-	-	340.0	(212.1)	1.2	129.1
Stock option exercises	0.1	-	1.1	-	-	-	1.1
Amortization of stock based compensation	-	-	23.3	-	-	-	23.3
Forward contract to repurchase Class A common stock	-	-	(1,511.3)	(547.8)	-	-	(2,059.1)
Dividends ($0.50 per share)	-	-	-	(213.5)	-	-	(213.5)
Dividends for noncontrolling interests	-	-	-	-	-	(0.4)	(0.4)
Tax shortfall related to stock option exercises	-	-	(2.8)	-	-	-	(2.8)

Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6

(a)

On May 25, 2011, we recapitalized our outstanding common stock into three classes: Common Stock, Class A Common Stock and Class B Common Stock in connection with the Cargill Transaction discussed in Note 2 of our Notes to Consolidated Financial Statements. There was no change in the number or value of shares outstanding.

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We own 25% of the joint venture and will market approximately 25% of the production of the joint venture.

Our Phosphates segment’s results also include our international distribution activities in addition to the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”), a U.S. Webb-Pomerene Act association of phosphate producers that exports concentrated phosphate crop nutrient products around the world for us and PhosChem’s other member. Our share of PhosChem’s sales volume of dry phosphate crop nutrient products was approximately 86% for the seven months ended December 31, 2013. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they relate to our respective products.

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

As previously reported, we have changed our fiscal year end to December 31 from May 31. This transition period report is for the seven-month period of June 1, 2013 through December 31, 2013 (the “Stub Period”).

2. CARGILL TRANSACTION

On May 25, 2011, we consummated the first in a series of transactions intended to result in the split-off and orderly distribution of Cargill’s approximately 64% equity interest in us through a series of transactions (the “Cargill Transaction”). These transactions included the following:

•

A Merger (the “Merger”) between a subsidiary of GNS II (U.S.) Corp. (“GNS”) and MOS Holdings Inc. (“MOS Holdings”) that had the effect of recapitalizing our prior Common Stock into three classes: Common Stock, Class A Common Stock (“Class A Shares”) and Class B Common Stock (“Class B Shares”). The Common Stock is substantially identical to our prior Common Stock, and all three new classes had the same economic rights as our prior Common Stock. Holders of the Common Stock and the Class A Shares have one vote per share on all matters on which they are entitled to vote, whereas holders of the Class B Shares had ten votes per share solely for the election of directors and one vote per share on all other matters on which they were entitled to vote. The Class A Shares are and the Class B Shares were subject to transfer restrictions, have or had conversion rights and class voting rights, and are or were not publicly traded. Following the Merger, our Common Stock continues to trade under the ticker symbol MOS.

•

Prior to the Merger, GNS was a wholly-owned subsidiary of the company then known as The Mosaic Company. The Merger made GNS the parent company of MOS Holdings. In connection with the Merger, the company formerly known as The Mosaic Company was renamed MOS Holdings Inc. and GNS was renamed The Mosaic Company.

•

In the Merger, a portion of our Common Stock held by Cargill was converted, on a one-for-one basis, into the right to receive Class A Shares and Class B Shares. Each other outstanding share of our prior Common Stock (including a portion of the shares of our prior Common Stock held by Cargill) was converted into the right to receive a share of our Common Stock.

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

•

All other shares of our stock (approximately 128.8 million Class A Shares in the aggregate) received by the Exchanging Cargill Stockholders and not sold in the Formation Offering were generally subject to transfer restrictions and were to be released in three equal annual installments beginning on November 26, 2013, unless sold prior to the release date.

•

Under a registration agreement (the “Registration Agreement”), we agreed that, in each of the calendar years 2013 through 2015, we would, at the request of the MAC Trusts or at our own election, register these shares for sale in an underwritten public secondary offering that could occur during the period May 26 through October 26. Under a separate agreement, we also agreed that, following May 23, 2016, the MAC Trusts would have two rights to request that we file a registration statement under the Securities Act of 1933, pursuant to which the MAC Trusts could sell any remaining shares they received in the Split-off. Our agreements with Cargill and the Exchanging Cargill Stockholders also included additional provisions relating to private and market sales under specified conditions.

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

Subsequently, we have completed several additional transactions in furtherance of the Cargill Transaction:

•

On September 29, 2011, we converted 20.7 million Class A Shares, Series A-4, to Common Stock in connection with their sale in an underwritten public secondary offering by the MAC Trusts. In accordance with our Restated Certificate of Incorporation, each such converted Class A Share was subsequently retired and cancelled and may not be reissued, and the number of authorized Class A Share was reduced by a corresponding amount.

•

On October 6, 2011, our stockholders approved the conversion of each of our approximately 113.0 million outstanding Class B Shares on a one-for-one basis into shares of the corresponding series of Class A Shares. In accordance with our Restated Certificate of Incorporation, each such converted Class B Share was subsequently retired and cancelled and may not be reissued, and the number of authorized Class B Shares was reduced by a corresponding amount.

•

On November 17, 2011, we purchased an aggregate 21.3 million Class A Shares, Series A-4, from the MAC Trusts. The purchase price was $54.58 per share, the closing price for our Common Stock on November 16, 2011, resulting in a total purchase price of approximately $1.2 billion. This repurchase completed the disposition of the 157.0 million shares designated to be sold during the 15-month period following the Split-off by the Selling Stockholders.

•

On November 26, 2013, pursuant to the terms of our Restated Certificate of Incorporation, all 42.9 million outstanding Class A Shares, Series A-1, were converted into regular Mosaic Common Stock, par value $.01 per share.

•

In addition, on November 26, 2013, the last of the restrictions imposed by the agreements relating to the Cargill Transaction on our ability to engage in share buybacks expired. On December 6, 2013, Mosaic entered into a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with the MAC Trusts to purchase all of the remaining Class A Shares held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. As of the date of this report, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 3,092,429 Class A Shares, Series A-2, had been repurchased for an aggregate of $1.1 billion, and 18,554,579 Class A Shares, Series A-2, remain to be purchased as set forth in the table below:

Class A Common Stock, Series A-2
March 7, 2014	3,092,429
April 4, 2014	3,092,429
May 5, 2014	3,092,429
June 3, 2014	3,092,429
July 1, 2014	3,092,429
July 30, 2014	3,092,434

Total	18,554,579

The MAC Trusts Share Repurchase Agreement provides for a per share price for each purchase equal to the Common Market Price, as defined in Mosaic’s Restated Certificate of Incorporation, as of the date of the purchase. In general and subject to the terms and provisions of the Restated Certificate of Incorporation, the Common Market Price as of any date is equal to the volume weighted average trading price of Common Stock, for each trading day during the preceding 20-day trading period.

In addition to the Class A Shares to be purchased by Mosaic under the MAC Trusts Share Repurchase Agreement, the MAC Trusts own an aggregate of 21,647,007 shares of Common Stock that were converted from outstanding Class A Shares, Series A-1, on November 26, 2013. Under the MAC Trusts Share Repurchase Agreement, through January 1, 2015, the MAC Trusts have granted Mosaic certain rights of first offer with respect to proposed sales in a market transaction or block trade, through or with a broker or dealer, of more than 5,000,000 of these shares of Common Stock, and certain rights of first refusal with respect to other proposed sales by the MAC Trusts of more than 5,000,000 of these shares of Common Stock.

Also under the MAC Trusts Share Repurchase Agreement, among other things, the MAC Trusts agreed to release Mosaic from its contractual obligation to register any remaining shares of stock in a secondary offering under the Registration Agreement.

The MAC Trusts Share Repurchase Agreement is accounted for as a forward contract with an initial liability established at fair value based on the weighted average trading price for each of the preceding 20-day trading days as noted above and a corresponding reduction of equity. The contract is subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. We are required to exclude the common shares that are to be repurchased in calculating basic and diluted earnings per share (“EPS”). Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that are to be repurchased that have not been recognized in the consolidated statement of earnings shall be deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 7 of our Notes to Consolidated Financial Statements.

On February 14, 2014, we entered into share repurchase agreements with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements” and, collectively with the MAC Trusts Share Repurchase Agreement, the “Share Repurchase Agreements”) to purchase an aggregate of approximately 8.2 million Class A Shares under the Repurchase Program. The transactions are structured in two tranches with the first purchase of approximately 2.4 million shares completed February 14, 2014 at a price of $46.43 per share. The second purchase of approximately 5.8 million shares is scheduled for March 17, 2014 with a per share price based on a Common Market Price similar to the MAC Trusts Share Repurchase Agreement discussed above.

Conversion of the remaining 17,176,068 Class A Shares, Series A-2, and 17,176,046 Class A Shares, Series A-3, which are held by Exchanging Cargill Stockholders, other than Class A Shares we have agreed to repurchase, into regular Common Stock is scheduled to occur in two further annual installments on November 26, 2014 and November 26, 2015, respectively.

As part of the Cargill Transaction, we agreed that, among other things, and subject to certain exceptions:

•	We would not engage in certain prohibited acts (“Prohibited Acts”) until May 26, 2013.

•

We are contractually obligated to indemnify Cargill for certain taxes and tax-related losses imposed on Cargill if we engaged in a Prohibited Act or in the event we are in breach of representations or warranties made in support of the tax-free nature of the Merger, Split-off and Debt Exchange, if our Prohibited Act or breach causes the Merger, Split-off and/or Debt Exchange to fail to qualify as tax-free transactions.

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

Although we are no longer restricted from engaging in Prohibited Acts, our indemnity to Cargill for any breach of the representations and warranties we made in support of the tax-free nature of the Merger, Split-off and Debt Exchange and any Prohibited Acts that occurred prior to May 26, 2013 remains in effect.

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

The accompanying Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries, as well as the accounts of certain variable interest entities, including PhosChem, for which we are the primary beneficiary. PhosChem had net sales of $492.0 million for the seven months ended December 31, 2013 and $1.3 billion, $2.4 billion and $2.3 billion for the years ended May 31, 2013, 2012 and 2011, respectively, which are included in our consolidated net sales. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they relate to our respective products. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

Accounting Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations (“AROs”), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

Revenue Recognition

Revenue on North American sales is recognized when the product is delivered to the customer and/or when the risks and rewards of ownership are otherwise transferred to the customer and when the price is fixed or determinable. Revenue on North American export sales is recognized upon the transfer of title to the customer and when the other revenue recognition criteria have been met, which generally occurs when product enters international waters. Revenue from sales originating outside of North America is recognized upon transfer of title to the customer based on contractual terms of each arrangement and when the other revenue recognition criteria have been met. Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. In certain circumstances, the final price of our products is determined after shipment based on the current market at the time the price is agreed to with the customer. In such circumstances, revenue is recognized when the final price is fixed and the other revenue recognition criteria have been met. Shipping and handling costs are included as a component of cost of goods sold.

Non-Income Taxes

We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $120.7 million for the seven months ended December 31, 2013, and $307.9 million, $327.1 million and $294.2 million for fiscal 2013, 2012 and 2011, respectively.

We pay Brazilian non-income taxes and have approximately $77 million of assets recorded as of December 31, 2013 related to PIS and Cofins, a value added tax, tax credits and income tax credits mostly earned in 2009 through 2013 that we believe will be realized through paying income taxes, paying other federal taxes, or receiving cash refunds. Should the Brazilian government determine these claims to not be warranted upon review, this could impact our results in such period. We presently believe that our positions are supported.

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

Concentration of Credit Risk

In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our phosphate and potash products are sold primarily through two North American export associations. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2013, May 31, 2013 and 2012, $73.8 million, $191.8 million and $200.7 million, respectively, of accounts receivable were due from Canpotex. During the seven months ended December 31, 2013, sales to Canpotex were $439.7 million and in fiscal 2013, 2012 and 2011, sales to Canpotex were $1.2 billion, $1.3 billion and $992.9 million, respectively.

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

Property, Plant and Equipment and Recoverability of Long-Lived Assets

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

Contingencies

Accruals for environmental remediation efforts are recorded when costs are probable and can be reasonably estimated. In determining these accruals, we use the most current information available, including similar past experiences, available technology, consultant evaluations, regulations in effect, the timing of remediation and cost-sharing arrangements.

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

Additional Accounting Policies

To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:

Note	Topic	Page
9	Investments in Non-Consolidated Companies	F-62
10	Goodwill	F-63
12	Income Taxes	F-66
13	Accounting for Asset Retirement Obligations	F-70
14	Accounting for Derivative and Hedging Activities	F-71
15	Fair Value Measurements	F-72
18	Share Based Payments	F-79

4. RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and those prepared on the basis of International Financial

Reporting Standards. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to limit the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. These standards were effective for us beginning June 1, 2013 with retrospective application required. We determined that these requirements were not material to the results of operations or financial position, and, therefore, have not added disclosures required by these standards.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. This guidance was effective for us beginning June 1, 2013. We determined that these requirements were not material to the results of operations or financial position and, therefore, have not added disclosures required by this standard.

Pronouncements Issued But Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance is effective for us beginning January 1, 2014 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. We do not expect this guidance will have a material impact on our results of operations or financial position.

5. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	December 31,	May 31,
(in millions)	2013	2013	2012
Receivables
Trade	$460.1	$933.9	$706.9
Non-trade	84.9	86.5	49.6

	545.0	1,020.4	756.5
Less allowance for doubtful accounts	1.9	4.7	4.9

	$543.1	$1,015.7	$751.6

Inventories
Raw materials	$34.0	$43.0	$61.8
Work in process	433.6	445.8	340.1
Finished goods	891.6	991.3	764.8
Operating materials and supplies	73.7	77.2	70.9

	$1,432.9	$1,557.3	$1,237.6

Other current assets
Final price deferred(a)	$154.3	$137.1	$152.8
Income and other taxes receivable	272.6	267.6	214.0
Prepaid expenses	115.8	98.2	132.1
Assets held for sale(b)	111.9	-	-
Other	52.2	31.8	44.2

	$706.8	$534.7	$543.1

	December 31,	May 31,
(in millions)	2013	2013	2012
Accrued liabilities
Non-income taxes	$23.6	$81.1	$78.5
Payroll and employee benefits	111.8	146.6	119.6
Asset retirement obligations	86.3	83.5	87.0
Customer prepayments	131.9	243.3	323.0
Other	312.7	290.6	291.8

	$666.3	$845.1	$899.9

Other noncurrent liabilities
Asset retirement obligations	$637.6	$575.0	$513.3
Accrued pension and postretirement benefits	69.0	140.7	142.2
Unrecognized tax benefits	96.3	45.2	159.7
Other	124.2	146.3	160.2

	$927.1	$907.2	$975.4

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.
(b)	See further description of assets held for sale in Footnote 22.

Interest expense, net was comprised of the following in the seven months ended December 31, 2013 and in fiscal 2013, 2012 and 2011:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Interest income	$9.5	$18.8	$20.1	$22.5
Less interest expense	22.8	-	1.4	27.6

Interest income (expense), net	$(13.3)	$18.8	$18.7	$(5.1)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2013	May 31,
(in millions)		2013	2012
Land	$188.6	$188.7	$187.7
Mineral properties and rights	2,932.6	2,886.7	2,791.0
Buildings and leasehold improvements	1,969.5	1,959.3	1,456.0
Machinery and equipment	5,994.1	5,793.7	4,872.6
Construction in-progress	1,516.8	1,419.2	1,522.8

	12,601.6	12,247.6	10,830.1
Less: accumulated depreciation and depletion	4,025.0	3,760.8	3,284.2

	$8,576.6	$8,486.8	$7,545.9

Depreciation and depletion expense was $386.2 million for the seven months ended December 31, 2013 and $604.8 million, $508.1 million and $447.4 million for fiscal 2013, 2012 and 2011, respectively. Capitalized interest on major construction projects was $25.0 million for the seven months ended December 31, 2013 and $52.0 million, $55.7 million and $57.1 million in fiscal 2013, 2012 and 2011, respectively.

7. EARNINGS PER SHARE

The Company uses the two-class method to compute basic and diluted EPS. Earnings for the period are allocated pro-rata between the common shareholders and the participating securities. Our only participating securities are related to the Share Repurchase Agreement. The numerator for basic and diluted EPS is net earnings for common stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, unless the shares are anti-dilutive, and excludes shares subject to forward contracts.

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Net earnings attributable to Mosaic	$340.0	$1,888.7	$1,930.2	$2,514.6
Undistributed earnings attributable to participating securities	(4.0)	-	-	-

Numerator for basic and diluted earnings available to common stockholders	$336.0	$1,888.7	$1,930.2	$2,514.6

Basic weighted average common shares outstanding	425.9	425.7	435.2	446.0
Shares subject to forward contract	(5.1)	-	-	-

Basic weighted average common shares outstanding attributable to common stockholders	420.8	425.7	435.2	446.0
Dilutive impact of share-based awards	1.2	1.2	1.3	1.5

Diluted weighted average common shares outstanding attributable to common stockholders	422.0	426.9	436.5	447.5

Basic net earnings per share	$0.80	$4.44	$4.44	$5.64
Diluted net earnings per share	$0.80	$4.42	$4.42	$5.62

A total of 1.1 million shares for the seven months ended December 31, 2013 and 0.6 million shares, 0.5 million shares and 0.4 million shares of common stock subject to issuance upon exercise of stock options for fiscal 2013, 2012 and 2011, respectively, have been excluded from the calculation of diluted EPS because the effect would be anti-dilutive.

8. CASH FLOW INFORMATION

Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Cash paid during the period for:
Interest	$28.7	$52.0	$76.7	$100.2
Less amount capitalized	25.0	52.0	55.7	57.1

Cash interest, net	$3.7	$-	$21.0	$43.1

Income taxes	$155.7	$299.9	$516.4	$535.2

Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $87.7 million for the seven months ended December 31, 2013 and $54.6 million, $56.7 million, and $100.1 million for fiscal 2013, 2012 and 2011 respectively.

The initial obligation of $2.1 billion related to the Share Repurchase Agreement is accounted for as a liability established at fair value and a corresponding reduction of equity within financing activities on the Consolidated Statements of Cash Flows.

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

A summary of our equity-method investments, which were in operation as of December 31, 2013, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Yunnan Three Circles Sinochem Cargill Fertilizers Co. Ltd.	35.0%
Miski Mayo Mine	35.0%
Canpotex	39.9%

The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Net sales	$1,846.5	$4,475.2	$4,938.4	$4,061.7
Net earnings	12.1	67.5	97.9	0.5
Mosaic’s share of equity in net earnings (loss)	10.9	18.3	13.3	(5.0)
Total assets	1,658.5	1,841.4	1,776.0	1,690.6
Total liabilities	985.3	1,149.8	1,005.0	1,022.5
Mosaic’s share of equity in net assets	250.9	256.4	282.8	247.2

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

On August 5, 2013, we entered into a Shareholders’ Agreement with Ma’aden and SABIC under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia subsequent to December 31, 2013. The approximately $7 billion greenfield project will be financed by the joint venture with debt and the investments of the parties, and have a production capacity of approximately 3.5 million tonnes of finished product. Operations are expected to commence in late calendar 2016. We own a 25% interest in the joint venture and will market approximately 25% of the production of the joint venture. Our cash investment is expected to be approximately $1 billion, funded over a four-year period. As of December 31, 2013, our investment was $174 million. Mosaic is expected to guarantee a portion of the project’s debt during the construction phase and have obligations to fund certain construction cost overruns. As of December 31, 2013, construction financing has not been finalized, and no such guarantees exist by Mosaic. Additionally, as of December 31, 2013, there are no construction cost overruns which Mosaic would be obligated to fund.

10. GOODWILL

Goodwill is carried at cost, not amortized, and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. We test goodwill for impairment on a quantitative basis at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment. The test resulted in no impairment in the periods presented.

During the seven months ended December 31, 2013, and in connection with its change in fiscal year-end, the Company changed the date of its annual impairment testing for goodwill from November 30 to October 31. This represents a change in the method of applying an accounting principle. Management believes this change in the method of applying an accounting principle is preferable, as the earlier date better coincides with our annual budgeting and five-year planning processes. Management also believes that the change in our annual goodwill impairment testing date did not delay, accelerate or avoid a goodwill impairment charge. A letter from our independent registered public accounting firm, to the effect that this change is to an alternative method which in such firm’s judgment is preferable under the circumstances, has been filed as an exhibit to our transition period report on form 10-K for the seven-month period ended December 31, 2013.

The changes in the carrying amount of goodwill, by reporting unit, for the seven months ended December 31, 2013 and the years ended May 31, 2013 and 2012, are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2011	$534.7	$1,295.1	$1,829.8
Foreign currency translation and other	11.9	2.7	14.6

Balance as of May 31, 2012	546.6	1,297.8	1,844.4
Foreign currency translation	-	0.2	0.2

Balance as of May 31, 2013	546.6	1,298.0	1,844.6
Foreign currency translation	-	(39.4)	(39.4)
Reallocation of goodwill to assets held for sale	(10.8)	-	(10.8)

Balance as of December 31, 2013	$535.8	$1,258.6	$1,794.4

As of December 31, 2013, $137.7 million of goodwill was tax deductible.

11. FINANCING ARRANGEMENTS

Mosaic Credit Facility

On December 5, 2013, we entered into a new unsecured five-year revolving credit facility of up to $1.5 billion (the “Mosaic Credit Facility”) which is intended to serve as our primary senior unsecured bank credit facility to meet the combined liquidity needs of all of our business segments. The Mosaic Credit Facility upsized and extended our prior unsecured credit facility entered into on April 26, 2011, consisting of a revolving facility of up to $750 million (the “Prior Credit Facility”) which was terminated contemporaneously with our entry into the Mosaic Credit Facility. Letters of credit outstanding under the Prior Credit Facility in the amount of approximately $19.0 million became letters of credit under the Mosaic Credit Facility. The maturity date of the Mosaic Credit Facility is December 5, 2018.

The Mosaic Credit Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under any one item of other indebtedness in excess of $50 million or $75 million for multiple items of other indebtedness, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.

The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA (as defined) of 3.5 to 1.0 as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0.

The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These events of default include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain asset sales of the borrower and certain of our principal operating subsidiaries, and other matters customary for credit facilities of this nature.

Short-Term Debt

Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility and Prior Credit Facility, under which there were no borrowings as of December 31, 2013 and May 31, 2013 and 2012, and various other short-term borrowings related to our international distribution activities. These short-term borrowings outstanding were $22.6 million as of December 31, 2013, are denominated in various currencies and bear interest at rates between 0.57% and 10.6% and mature at various dates.

We had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $19.0 million, $12.7 million and $20.1 million as of December 31, 2013 and May 31, 2013 and 2012, respectively. The net available borrowings for revolving loans under the Mosaic Credit Facility as of December 31, 2013 and May 31, 2013 and 2012 were approximately $1,481.0 million, $737.3 million and $729.9 million, respectively. Unused commitment fees under the Mosaic Credit Facility accrued at an average annual rate of 0.19% in the Stub Period, 0.20% in fiscal 2013 and 0.21% in fiscal 2012, generating expenses of $0.9 million, $1.5 million and $1.6 million, respectively.

We had additional outstanding letters of credit of $9.5 million as of December 31, 2013.

Long-Term Debt, including Current Maturities

On November 7, 2013, we completed a $2 billion public offering consisting of $900 million aggregate principal amount of 4.25% Senior Notes due 2023, $500 million aggregate principal amount of 5.45% Senior Notes due 2033, and $600 million aggregate principal amount of 5.625% Senior Notes due 2043 (collectively, the “New Senior Notes”).

We received net proceeds from this offering of approximately $1.98 billion, which we will use for general corporate purposes, including, without limitation, working capital, capital expenditures, strategic opportunities and distributions to our stockholders, either in the form of share repurchases or dividends.

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

We have additional senior notes outstanding, consisting of $450 million aggregate principal amount of 3.750% senior notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “Senior Notes”).

Two debentures, issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”) and the second due in 2028 (the “2028 Debentures”) remain outstanding with amounts of $89.0 million and $147.1 million, respectively, as of December 31, 2013. The indentures governing the 2018 Debentures and the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as events of default. The obligations under the 2018 Debentures and the 2028 Debentures are guaranteed by several of the Company’s subsidiaries.

Long-term debt primarily consists of term loans, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. Long-term debt as of December 31, 2013, May 31, 2013 and 2012, respectively, consisted of the following:

	Industrial revenue and recovery zone bonds	Unsecured notes	Unsecured Debentures	Other	Total long-term debt	Less current portion	Total long-term debt, less current maturities
December 31, 2013 Stated Interest Rate	1.51%	3.75%—5.63%	7.30%—7.38%	2.50%—9.00%
December 31, 2013 Effective Interest Rate	1.51%	4.73%	7.08%	8.37%
Maturity Date	2040	2021—2043	2018—2028	2014—2023
December 31, 2013 Stated Value	$16.8	$2,750.0	$236.1	$14.5	$3,017.4	$1.1	$3,016.3
Combination Fair Market Value Adjustment	-	-	3.1	-	3.1	0.4	2.7
Discount on Notes Issuance	-	(11.2)	-	-	(11.2)	(1.1)	(10.1)

December 31, 2013 Carrying Value	$16.8	$2,738.8	$239.2	$14.5	$3,009.3	$0.4	$3,008.9

May 31, 2013 Stated Value	$17.4	$750.0	$236.1	$11.1	$1,014.6	$1.3	$1,013.3
Combination Fair Market Value Adjustment	-	-	3.3	-	3.3	0.3	3.0
Discount on Notes Issuance	-	(7.4)	-	-	(7.4)	(0.7)	(6.7)

May 31, 2013 Carrying Value	$17.4	$742.6	$239.4	$11.1	$1,010.5	$0.9	$1,009.6

May 31, 2012 Stated Value	$17.6	$750.0	$236.1	$11.2	$1,014.9	$0.9	$1,014.0
Combination Fair Market Value Adjustment	-	-	3.7	-	3.7	0.3	3.4
Discount on Notes Issuance	-	(8.1)	-	-	(8.1)	(0.7)	(7.4)

May 31, 2012 Carrying Value	$17.6	$741.9	$239.8	$11.2	$1,010.5	$0.5	$1,010.0

Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2014	$0.4
2015	2.6
2016	1.7
2017	0.3
2018	93.4
Thereafter	2,910.9

Total	$3,009.3

12. INCOME TAXES

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

The provision for income taxes for the seven months ended December 31 and the years ended May 31 consisted of the following:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Current:
Federal	$(25.0)	$138.8	$314.5	$134.9
State	(15.1)	42.5	61.0	52.0
Non-U.S.	141.9	81.5	77.0	380.1

Total current	101.8	262.8	452.5	567.0
Deferred:
Federal	32.8	(32.9)	7.4	99.2
State	(0.3)	(14.1)	9.0	7.0
Non-U.S.	18.3	125.2	242.5	79.6

Total deferred	50.8	78.2	258.9	185.8

Provision for income taxes	$152.6	$341.0	$711.4	$752.8

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
United States earnings	$208.2	$1,158.1	$1,412.7	$1,477.5
Non-U.S. earnings	276.0	1,056.4	1,216.2	1,793.8

Earnings from consolidated companies before income taxes	$484.2	$2,214.5	$2,628.9	$3,271.3

Computed tax at the U.S. federal statutory rate of 35%	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.2%	1.6%	1.6%	1.3%
Percentage depletion in excess of basis	(15.7%)	(7.1%)	(6.6%)	(4.5%)
Impact of non-U.S. earnings	3.8%	(10.2%)	(2.9%)	(7.5%)
Non-taxable change in value of share repurchase agreement	(5.3%)	0.0%	0.0%	0.0%
Change in valuation allowance	10.0%	(3.6%)	0.4%	0.5%
Other items (none in excess of 5% of computed tax)	2.5%	(0.3%)	(0.4%)	(1.8%)

Effective tax rate	31.5%	15.4%	27.1%	23.0%

The seven months ended December 31, 2013 reflect increased expenses related to the resolution of certain multi-jurisdictional tax matters. In fiscal 2010, the Company entered into an Advanced Pricing Agreement (“APA”) process, which is a tax treaty-based process. During the seven months ended December 2013, the Canada Revenue Agency, Dutch Tax Authorities, and U.S. Internal Revenue Service reached agreements in principle with respect to the APA (“APA Agreements”). The APA Agreements increased income tax expense by $4.0 million, which is included in the impact of non-U.S. earnings above. The APA Agreements also resulted in an increase in deferred tax assets related to foreign tax credits. Additionally, as part of the APA Agreements, the Company will be required to transfer cash to certain non-U.S. subsidiaries. As a result, the Company has determined that it is no longer permanently re-invested in certain non-U.S. subsidiaries and recognized a deferred tax liability during the fourth quarter of calendar 2013, resulting in an expense specific to the period of $100.8 million. This expense is also included in the impact of non-U.S. earnings above.

The fiscal 2013 effective tax rate reflects a decrease of $179.3 million due to the resolution of certain tax matters, which is included in the impact of non-U.S. earnings above.

The fiscal 2011 effective tax rate reflects a $116.2 million expense related to the sale of our investment in Fosfertil, and our Cubatão, Brazil, facility to Vale S.A. and its subsidiaries.

Significant components of our deferred tax liabilities and assets as of December 31 and May 31 were as follows:

	December 31, 2013	May 31,
(in millions)		2013	2012
Deferred tax liabilities:
Depreciation and amortization	$1,029.8	$956.2	$761.6
Depletion	388.6	427.2	465.4
Partnership tax basis differences	106.2	104.0	105.4
Undistributed earnings of non-U.S. subsidiaries	319.6	215.8	215.8
Other liabilities	150.9	227.8	91.9

Total deferred tax liabilities	$1,995.1	$1,931.0	$1,640.1
Deferred tax assets:
Alternative minimum tax credit carryforwards	$113.8	$63.1	$88.1
Capital loss carryforwards	54.6	6.9	7.1
Foreign tax credit carryforwards	580.9	528.0	529.7
Net operating loss carryforwards	145.3	158.6	168.8
Pension plans and other benefits	17.1	52.1	54.2
Asset retirement obligations	260.0	237.6	220.2
Other assets	182.7	218.2	190.3

Subtotal	1,354.4	1,264.5	1,258.4
Valuation allowance	129.2	93.6	180.2

Net deferred tax assets	1,225.2	1,170.9	1,078.2

Net deferred tax liabilities	$(769.9)	$(760.1)	$(561.9)

We have certain entities that are taxed in both their local currency jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2013 and May 31, 2013 and 2012, these deferred taxes are offset by approximately $384.9 million, $380.1 million and $377.8 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above.

As of December 31, 2013, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $113.8 million, net operating losses of $423.9 million, capital losses of $148.9 million, and foreign tax credits of $580.9 million. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. Of the $580.9 million of foreign tax credits, approximately $474 million have an expiration date of calendar 2018 or earlier. The majority of the remaining balance expires in calendar 2023. The realization of our foreign tax credit carryforwards is dependent on market conditions, repatriation of the undistributed earnings of certain non-U.S. subsidiaries, and other business outcomes. We will need certain types of taxable income totaling approximately $1.7 billion in the U.S. between calendar 2014 and calendar 2023 to fully utilize our foreign tax credit carryforwards, the majority of which must be earned before calendar 2018.

The Company has determined that it is no longer permanently re-invested at certain non-U.S. subsidiaries and recognized a deferred tax liability during the fourth quarter of calendar 2013, resulting in an expense specific to the period of $100.8 million. We have no intention of remitting certain undistributed earnings of other non-U.S. subsidiaries aggregating $1.9 billion as of December 31, 2013, and accordingly, no deferred tax liability has been established relative to these earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable.

Valuation Allowance

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

For the seven months ended December 31, 2013, the valuation allowance increased $35.4 million primarily due to our determination that it is not more likely than not that we will be able to utilize the anticipated capital loss resulting from the write down of our distribution business in Argentina and Chile.

For fiscal 2013, 2012 and 2011, the valuation allowance decreased $86.6 million, $29.0 million and increased $52.1 million, respectively.

Uncertain Tax Positions

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

As of December 31, 2013, we had $99.2 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $107.5 million of that amount. During the seven months ended December 31, 2013, we recorded gross increases in our uncertain tax positions related to the APA of $128.5 million, which partially offset the decrease of $323.7 million as a result of the APA Agreements. The impact to the effective rate was an increase to the expense of $3.7 million, net of offsetting items not included in gross uncertain tax positions. In anticipation of the APA Agreements, the Company had previously paid deposits on the gross uncertain tax positions in certain non-U.S. subsidiaries. As such, the additional cash tax outlay resulting from the APA Agreements is expected to be approximately $48 million. Refunds are expected in the U.S. and in other non-U.S. subsidiaries.

We also recorded gross decreases of $24.0 million relating to other matters impacting prior fiscal years, of which $10.6 million was a reduction to our effective rate.

Based upon the information available as of December 31, 2013, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

	December 31, 2013	May 31,
(in millions)		2013	2012
Gross unrecognized tax benefits, beginning of year	$316.8	$476.9	$263.5
Gross increases:
Prior year tax positions	128.5	7.7	103.1
Current year tax positions	0.4	36.6	146.9
Gross decreases:
Prior year tax positions	(24.0)	(204.3)	(34.8)
Settlements	(323.7)	-	-
Currency translation	1.2	(0.1)	(1.8)

Gross unrecognized tax benefits, end of year	$99.2	$316.8	$476.9

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2013, May 31, 2013 and May 31, 2012 are $28.8 million, $53.8 million and $52.0 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2003.

We are currently under audit by the U.S. Internal Revenue Service for fiscal 2011 and 2012 and by the Canada Revenue Agency for fiscal 2003 to 2011. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

13. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of our AROs is as follows:

	December 31, 2013	May 31,
(in millions)		2013	2012
AROs, beginning of year	$658.5	$600.3	$573.1
Liabilities incurred	13.6	38.7	27.8
Liabilities settled	(37.0)	(73.2)	(98.4)
Accretion expense	21.6	33.3	32.4
Revisions in estimated cash flows	67.2	59.4	65.4

AROs, end of year	723.9	658.5	600.3
Less current portion	86.3	83.5	87.0

	$637.6	$575.0	$513.3

14. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of December 31, 2013, May 31, 2013 and 2012, the gross asset position of our derivative instruments was $7.9 million, $17.4 million and $30.7 million, respectively, and the gross liability position of our liability instruments was $20.4 million, $45.1 million and $60.7 million, respectively.

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, or freight contracts. Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our product are included in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings.

As of December 31, 2013, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Instrument	Derivative Category	Unit of Measure	December 31, 2013	May 31, 2013	May 31, 2012
Foreign currency derivatives	Foreign Currency	US Dollars	940.2	1,459.7	1,869.2
Natural gas derivatives	Commodity	MMbtu	8.2	15.2	24.3
Ocean freight contracts	Freight	Tonnes	0.3	1.5	2.1

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2013, May 31, 2013 and 2012 was $12.3 million, $40.4 million and $59.7 million, respectively. We have not posted cash collateral in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, we would be required to post an additional $11.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

15. FAIR VALUE MEASUREMENTS

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within one year. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction (gain) loss. As of December 31, 2013, May 31, 2013 and 2012, the gross asset position of our foreign currency derivative instruments was $0.6 million, $10.7 million and $23.8 million, respectively, and the gross liability position of our foreign currency derivative instruments was $18.1 million, $38.6 million and $36.7 million, respectively.

Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold. As of December 31, 2013, May 31, 2013 and 2012, the gross asset position of our commodity derivative instruments was $6.0 million, $5.0 million and $5.8 million, respectively, and the gross liability position of our commodity derivative instruments was $2.0 million, $6.1 million and $23.5 million, respectively.

Freight Derivatives—The freight derivatives that we currently use are forward freight agreements. We estimate fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker quotations. Therefore, these contracts are classified in Level 2. Certain ocean freight derivatives are traded in less active markets with less availability of pricing information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold. As of December 31, 2013, May 31, 2013 and 2012, the gross asset position of our freight derivative instruments was $1.3 million, $1.7 million and $1.1 million, respectively, and the gross liability position of our freight derivative instruments was $0.3 million, $0.4 million and $0.5 million, respectively.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31, 2013		May 31,
			2013		2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value
Cash and cash equivalents	$5,293.1	$5,293.1	$3,697.1	$3,697.1	$3,811.0	$3,811.0
Accounts receivable	543.1	543.1	1,015.7	1,015.7	751.6	751.6
Accounts payable trade	570.2	570.2	763.1	763.1	912.4	912.4
Short-term debt	22.6	22.6	68.7	68.7	42.5	42.5
Long-term debt, including current portion	3,009.3	3,059.6	1,010.5	1,093.3	1,010.5	1,116.9

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

16. GUARANTEES AND INDEMNITIES

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

Our more significant guarantees and indemnities are as follows:

Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of December 31, 2013, we have estimated the maximum potential future payment under the guarantees to be $40.3 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of December 31, 2013, May 31, 2013 and 2012.

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

Because many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them, there exists a risk that we may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit our liability exposure, we may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these arrangements. See Note 2 of our Notes to Consolidated Financial Statements for additional information for indemnification provisions related to the Cargill Transaction.

17. PENSION PLANS AND OTHER BENEFITS

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

Defined Benefit and Postretirement Medical Benefit Plans

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

We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Retiree Health Plans are unfunded and the projected benefit obligation was $52.8 million, $57.9 million and $59.9 million as of December 31, 2013, May 31, 2013 and 2012, respectively. The related income statement effects of the Retiree Health Plans are not material to the Company.

Accounting for Pension Plans

The year-end status of the North American pension plans was as follows:

	Pension Plans
	December 31, 2013	May 31,
(in millions)		2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$788.6	$743.3	$694.3
Service cost	4.6	6.5	5.6
Interest cost	19.0	32.6	34.5
Plan amendments	-	15.3	-
Actuarial (gain) loss	(49.3)	26.9	59.3
Currency fluctuations	(11.8)	(0.4)	(15.5)
Benefits paid	(23.1)	(35.6)	(34.9)

Projected benefit obligation at end of year	$728.0	$788.6	$743.3

Change in plan assets:
Fair value at beginning of year	$707.6	$654.4	$630.0
Currency fluctuations	(9.1)	(0.3)	(12.9)
Actual return	18.8	53.9	45.4
Company contribution	42.7	35.2	26.8
Benefits paid	(23.1)	(35.6)	(34.9)

Fair value at end of year	$736.9	$707.6	$654.4

Funded/(unfunded) status of the plans as of the end of the year	$8.9	$(81.0)	$(88.9)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$30.2	$6.4	$-
Current liabilities	(0.6)	(0.6)	(0.6)
Noncurrent liabilities	(20.7)	(86.8)	(88.3)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs (credits)	$24.9	$27.1	$13.2
Actuarial (gain)/loss	73.1	125.4	131.3

The accumulated benefit obligation for the defined benefit pension plans was $724.0 million, $782.5 million and $736.2 million as of December 31, 2013, May 31, 2013 and 2012, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

	Pension Plans
(in millions)	December 31, 2013	May 31,
Net Periodic Benefit Cost		2013	2012	2011
Service cost	$4.6	$6.5	$5.6	$5.0
Interest cost	19.0	32.6	34.5	36.2
Expected return on plan assets	(25.1)	(37.3)	(35.8)	(38.0)
Amortization of:
Prior service cost/(credit)	1.4	1.3	1.3	0.9
Actuarial (gain)/loss	5.4	16.1	13.4	7.4

Net periodic benefit cost	$5.3	$19.2	$19.0	$11.5

Other Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Prior service cost (credit) recognized in other comprehensive income	$(1.3)	$14.1	$(1.3)	$4.9
Net actuarial loss (gain) recognized in other comprehensive income	(48.5)	(5.9)	36.3	(26.7)

Total recognized in other comprehensive income	$(49.8)	$8.2	$35.0	$(21.8)

Total recognized in net periodic benefit (income) cost and other comprehensive income	$(44.5)	$27.4	$54.0	$(10.3)

The estimated net actuarial gain (loss) and prior service cost for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in calendar 2014 is $7.5 million.

The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the calendar years ending December 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2014	$40.1	$5.8	$0.5
2015	41.8	5.7	0.5
2016	43.1	5.5	0.5
2017	44.5	5.1	0.5
2018	46.4	4.6	0.4
2019-2023	246.7	16.4	1.5

In calendar 2014, we need to contribute cash of at least $57.1 million to the pension plans to meet minimum funding requirements. Also in calendar 2014, we anticipate contributing cash of $5.8 million to the postretirement medical benefit plans to fund anticipated benefit payments.

Plan Assets and Investment Strategies

The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio.

For the U.S. plans, we utilize an asset allocation policy that seeks to maintain a fully-funded plan status under the Pension Protection Act of 2006. As such, the primary investment objective beyond accumulating sufficient assets to meet future benefit obligation is to monitor and manage the liabilities of the plan to better insulate the portfolio from changes in interest rates that are impacting the liabilities. This requires an interest rate management strategy to reduce the sensitivity in the plan’s funded status and having a portion of the Plan’s assets invested in return-seeking strategies. Currently, our policy includes a 75% allocation to fixed income and 25% to return-seeking strategies.

For the Canadian pension plan the investment objectives for the pension plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5% over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of return consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return on the pension plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trusts’ asset allocation and performance objectives. Currently, our policy includes a 40% allocation to fixed income and 60% to return-seeking strategies.

A significant amount of the assets are invested in funds that are managed by a group of professional investment managers. These funds are mainly commingled funds. Performance is reviewed by Mosaic management monthly by comparing each fund’s return to benchmark with an in depth quarterly review presented by the professional investment managers to the Global Pension Investment Committee. We do not have any significant concentrations of credit risk or industry sectors within the plan assets. Assets may be indirectly invested in Mosaic stock, but any risk related to this investment would be immaterial due to the insignificant percentage of the total pension assets that would be invested in Mosaic stock.

Fair Value Measurements of Plan Assets

The following tables provide fair value measurement, by asset class of the Company’s defined benefit plan assets for both the U.S. and Canadian plans:

(in millions)	December 31, 2013
Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$9.8	$9.8	$-	$-
Equity securities(a)	281.1	-	262.8	18.3
Fixed income(b)	433.9	-	433.9	-
Private equity funds	12.1	-	-	12.1

Total assets at fair value	$736.9	$9.8	$696.7	$30.4

(in millions)	May 31, 2013
Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$15.6	$15.6	$-	$-
Equity securities(a)	256.3	-	239.3	17.0
Fixed income(b)	423.4	-	423.4	-
Private equity funds	12.3	-	-	12.3

Total assets at fair value	$707.6	$15.6	$662.7	$29.3

(in millions)	May 31, 2012
Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$5.9	$5.9	$-	$-
Equity securities(a)	220.4	-	204.8	15.6
Fixed income(b)	413.3	-	413.3	-
Private equity funds	14.8	-	-	14.8

Total assets at fair value	$654.4	$5.9	$618.1	$30.4

(a)

This class includes several funds that are invested approximately 43% in U.S. equity securities, 27% in international equity securities, 23% in Canadian equity securities, and 7% in other real estate securities.

(b)

This class includes several funds that are invested approximately 55% in corporate debt securities, 24% in other governmental securities in the U.S. and Canada, 13% in U.S. government debt securities, 4% in foreign entity debt securities and 4% in Canadian government securities.

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

Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans
	December 31,	May 31,
	2013	2013	2012	2011
Discount rate	4.75%	4.25%	4.44%	5.13%
Expected return on plan assets	6.15%	6.13%	6.29%	6.87%
Rate of compensation increase	3.50%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans
	December 31, 2013	May 31,
		2013	2012	2011
Discount rate	4.25%	4.44%	5.13%	5.61%
Expected return on plan assets	6.13%	6.29%	6.87%	6.92%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

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

The expense attributable to the Investment Plan and Savings Plan was $20.8 million for the seven months ended December 31, 2013 and $34.5 million, $30.0 million and $28.5 million in fiscal 2013, 2012 and 2011, respectively.

Canadian salaried and non-union hourly employees participate in an employer funded plan with employer contributions similar to the U.S. plan. The plan provides a profit sharing component which is paid each year. We also sponsor one mandatory union plan in Canada. Benefits in these plans vest after two years of consecutive service.

18. SHARE-BASED PAYMENTS

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

	Seven Months Ended December 31, 2013
		Years Ended May 31,
		2013	2012	2011
Weighted average assumptions used in option valuations:
Expected volatility	43.87%	47.70%	51.80%	60.46%
Expected dividend yield	1.85%	1.74%	0.28%	0.44%
Expected term (in years)	7.0	7.0	5.0	6.0
Risk-free interest rate	1.99%	0.92%	1.46%	2.13%

A summary of the status of our stock options as of December 31, 2013, and activity during the seven months ended December 31, 2013 and fiscal 2013, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 1, 2012	2.5	$41.93	5.8	$34.6
Granted	0.3	57.32
Exercised	(0.3)	26.94

Outstanding as of May 31, 2013	2.5	43.93	5.2	$53.6
Granted	0.2	54.11
Exercised	(0.1)	22.49

Outstanding as of December 31, 2013	2.6	$44.82	5.0	$28.0

Exercisable as of December 31, 2013	2.2	$42.20	4.3	$28.0

The weighted-average grant date fair value of options granted during the seven months ended December 31, 2013 was $20.87 and during fiscal 2013, 2012 and 2011 was $22.71, $30.96 and $26.38, respectively. The total intrinsic value of options exercised during the seven months ended December 31, 2013 was $1.3 million and during fiscal 2013, 2012 and 2011 was $6.8 million, $5.5 million and $54.1 million, respectively.

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

A summary of the status of our restricted stock units as of December 31, 2013, and activity during the seven months ended December 31, 2013 and fiscal 2013, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of June 1, 2012	0.6	$54.47
Granted	0.3	57.36
Issued and canceled	(0.2)	53.20

Restricted stock units as of May 31, 2013	0.7	$56.40
Granted	0.3	53.45
Issued and canceled	(0.2)	48.24

Restricted stock units as of December 31, 2013	0.8	$57.50

Performance Units

During the seven months ended December 31, 2013, approximately 200,000 performance units were granted with a weighted average grant date fair value of $61.75. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends. The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any shares to vest.

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

A summary of the assumptions used to estimate the fair value of performance units is as follows:

	Seven Months Ended December 31, 2013
		Years Ended May 31,
		2013	2012
Weighted average assumptions used in performance unit valuations:
Expected volatility	32.78%	38.05%	54.72%
Expected dividend yield	1.85%	1.74%	0.28%
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	0.61%	0.31%	0.69%

A summary of our performance unit activity during the seven months ended December 31, 2013 and fiscal 2013 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 1, 2012	0.1	$81.10
Granted	0.1	71.19

Outstanding as of May 31, 2013	0.2	75.15
Granted	0.2	61.75

Outstanding as of December 31, 2013	0.4	$69.64

We recorded share-based compensation expense of $25.1 million for the seven months ended December 31, 2013, $32.2 million for fiscal 2013, $25.2 million for fiscal 2012 and $21.9 million for fiscal 2011. The tax benefit related to share-based compensation expense was $8.4 million for the seven months ended December 31, 2013, $11.4 million for fiscal 2013, $8.7 million for fiscal 2012 and $7.8 million for fiscal 2011.

As of December 31, 2013, there was $25.0 million of total unrecognized compensation cost related to options, restricted stock units and performance units granted under the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of options vested in the seven months ended December 31, 2013, fiscal 2013 and 2012 was $7.1 million, $9.5 million and $10.2 million, respectively.

Cash received from exercises of all share-based payment arrangements for the seven months ended December 31, 2013, fiscal 2013, 2012 and 2011 was $1.1 million, $6.0 million, $3.0 million and $20.3 million, respectively. In the seven months ended December 31, 2013, fiscal 2013, 2012 and 2011 we received a tax benefit for tax deductions from options of $4.4 million, $6.4 million, $3.7 million and $20.9 million, respectively.

19. COMMITMENTS

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

We have long-term agreements for the purchase of sulfur which is used in the production of phosphoric acid. In addition, we have long-term agreements for the purchase of raw materials, including a commercial offtake agreement with the Miski Mayo Mine for phosphate rock and an agreement with CF for the purchase of ammonia, used to produce phosphate products. We have long-term agreements for the purchase of natural gas, which is a significant raw material, used primarily in the solution mining process in our Potash segment and used in our phosphate concentrates plants. Also, we have agreements for capital expenditures primarily in our Potash segments related to our expansion projects.

A schedule of future minimum long-term purchase commitments, based on December 31, 2013 market prices, and minimum lease payments under non-cancelable operating leases as of December 31, 2013 follows:

(in millions)	Purchase Commitments	Operating Leases
2014	$1,919.9	$45.7
2015	766.3	32.4
2016	262.6	26.2
2017	347.5	22.9
2018	350.9	15.3
Subsequent years	3,212.0	46.1

	$6,859.2	$188.6

Rental expense for the seven months ended December 31, 2013, fiscal 2013, 2012 and 2011 amounted to $56.5 million, $88.8 million, $80.0 million and $79.5 million, respectively. Purchases made under long-term commitments were $1.2 billion for the seven months ended December 31, 2013 and $2.7 billion, $3.1 billion and $2.2 billion for fiscal 2013, 2012, and 2011, respectively.

Most of our export sales of potash crop nutrients are marketed through a North American export association, Canpotex, which may fund its operations in part through third-party financing facilities. As a member, Mosaic or our subsidiaries are contractually obligated to reimburse Canpotex for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from Canpotex.

We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of December 31, 2013, we had $181.6 million in surety bonds outstanding, of which $169.5 million is for reclamation obligations, primarily related to mining in Florida, and $12.1 million is for other matters.

20. CONTINGENCIES

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $31.3 million, $24.7 million and $27.3 million as of December 31, 2013, and May 31, 2013 and 2012, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

•

Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care of our Gypstacks (“Gypstack Closure Costs”). For financial reporting purposes, we recognize our estimated AROs, including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2013, the undiscounted amount of our AROs, determined using the assumptions used for financial reporting purposes, was approximately $1.5 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $465 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing cash, currently estimated to be in the amount of approximately $625 million, into a trust fund which would increase over time with reinvestment of earnings. Amounts held in any such trust fund (including reinvested earnings) would be classified as restricted cash on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

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

EPA EPCRA Initiative. In July 2008, the DOJ sent a letter to major U.S. phosphoric acid manufacturers, including us, stating that the EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (“EPCRA”) at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.

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

The Altman Extension of the Four Corners Mine. The Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act (the “CWA”) for mining the Altman Extension (the “Altman Extension”) of our Four Corners phosphate rock mine in central Florida in May 2008. The Sierra Club, Inc., Manasota-88, Inc., Gulf Restoration Network, Inc., People for Protecting Peace River, Inc. and the Environmental Confederation of Southwest Florida, Inc. sued the Corps in the United States District Court for the Middle District of Florida, Jacksonville Division (the “Jacksonville District Court”), seeking to vacate our permit to mine the Altman Extension. On September 30, 2013, the Jacksonville District Court granted our motion for summary judgment and denied the plaintiffs’ motion for summary judgment, resulting in dismissal of the plaintiffs’ lawsuit.

MicroEssentials® Patent Lawsuit

On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the “Missouri District Court”). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Our answer to the complaint responds that the plaintiffs’ patent is not infringed, is invalid and is unenforceable because the plaintiffs engaged in inequitable conduct during the prosecution of the patent.

The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the “PTO”). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company (“Shell”) filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiffs’ remaining patent claims and allowed them to stand. Shell has appealed the PTO’s decision. A successful appeal by Shell could limit or eliminate the claims the plaintiffs can assert against us.

We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.

Brazil Tax Contingencies

Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $94 million. Approximately $51 million of the maximum potential liability relates to PIS and Cofins tax credit cases while the majority of the remaining amount relates to various other non-income tax cases such as value added taxes. In the event that the Brazilian government was to prevail in connection with all judicial and administrative matters involving us and considering the amount of judicial deposits made, our maximum cash tax liability with respect to these matters would be approximately $93 million. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.

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

21. RELATED PARTY TRANSACTIONS

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

We have also entered into transactions and agreements with certain of our non-consolidated companies. As of December 31, 2013, May 31, 2013 and May 31, 2012, the net amount due from our non-consolidated companies totaled $52.6 million, $145.8 million, and $134.8 million, respectively.

The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Seven Months Ended December 31, 2013
		Years Ended May 31,
(in millions)		2013	2012	2011
Transactions with non-consolidated companies included in net sales	$448.8	$1,263.9	$1,321.2	$1,015.7
Transactions with non-consolidated companies included in cost of goods sold	257.5	632.0	557.3	511.3

22. ASSETS HELD FOR SALE

During the seven months ended December 31, 2013, we decided to exit our distribution businesses in Argentina and Chile. In connection with this decision, we wrote-down the related assets by approximately $50 million pre-tax to their estimated fair value, which is included in loss on write-down of assets in the Consolidated Statement of Earnings. There was no tax benefit recorded related to this write down. As of December 31, 2013, we included $111.9 million in other current assets and $18.8 million in accrued liabilities in our consolidated balance sheet as these qualify for asset held for sale accounting. We expect to continue to sell our products in these countries by using other distribution channels.

Also, during the seven months ended December 31, 2013, we decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. We are currently decommissioning the potash assets which precluded the Hersey facility from qualifying as an asset held for sale as of December 31, 2013. In connection with the planned sale of this mine we wrote down the related assets by approximately $48 million pre-tax to their estimated fair value and recorded a corresponding tax benefit of approximately $17 million.

23. CF ACQUISITION

On October 28, 2013, we entered into an agreement to acquire the Florida phosphate assets and assume certain related liabilities of CF Industries, Inc. (“CF”) for $1.2 billion plus an additional $200 million to fund CF’s asset retirement obligation escrow (the “CF Phosphate Assets Acquisition”). Under the terms of the agreement, we would acquire CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. These facilities currently produce approximately 1.8 million tonnes of phosphate fertilizer per year. This transaction is expected to close in the first half of 2014. The United States Department of Justice has closed its review of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act but the transaction remains subject to other regulatory approvals.

We also signed strategic supply agreements with CF under which CF will provide us with ammonia (the “CF Ammonia Supply Agreements”). Under one of the agreements, we will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas regardless of the closing of the acquisition. This agreement is expected to commence prior to January 1, 2017. Under a second agreement, we would purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing if the transaction closes. In light of these supply arrangements, we have decided to forego our proposed ammonia manufacturing plant at our Faustina, Louisiana facility. Therefore, during the seven months ended December 31, 2013, we wrote off our initial investment in the Faustina project of approximately $25 million and recorded a corresponding tax benefit of $9 million.

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

Segment information for seven months ended December 31, 2013 and fiscal 2013, 2012 and 2011 is as follows:

(in millions)	Phosphates	Potash	Corporate, Eliminations and Other	Total
Seven Months Ended December 31, 2013
Net sales to external customers	$3,438.2	$1,323.9	$3.8	$4,765.9
Intersegment net sales	-	63.3	(63.3)	-

Net sales	3,438.2	1,387.2	(59.5)	4,765.9
Gross margin	445.0	374.3	9.0	828.3
Operating earnings (loss)	199.7	224.6	(7.4)	416.9
Capital expenditures	298.7	471.0	30.3	800.0
Depreciation, depletion and amortization expense	177.2	197.2	11.8	386.2
Equity in net earnings of nonconsolidated companies	10.1	-	0.8	10.9
Year Ended May 31, 2013
Net sales to external customers	$6,494.6	$3,469.1	$10.4	$9,974.1
Intersegment net sales	-	60.2	(60.2)	-

Net sales	6,494.6	3,529.3	(49.8)	9,974.1
Gross margin	1,162.2	1,611.3	(13.3)	2,760.2
Operating earnings (loss)	848.1	1,393.0	(31.5)	2,209.6
Capital expenditures	427.5	1,017.7	143.1	1,588.3
Depreciation, depletion and amortization expense	287.3	301.9	15.6	604.8
Equity in net earnings of nonconsolidated companies	16.4	-	1.9	18.3
Year Ended May 31, 2012
Net sales to external customers	$7,839.2	$3,263.1	$5.5	$11,107.8
Intersegment net sales	-	38.2	(38.2)	-

Net sales	7,839.2	3,301.3	(32.7)	11,107.8
Gross margin	1,466.9	1,622.0	(3.9)	3,085.0
Operating earnings (loss)	1,179.1	1,457.3	(25.3)	2,611.1
Capital expenditures	407.9	1,171.4	60.0	1,639.3
Depreciation, depletion and amortization expense	263.9	233.1	11.1	508.1
Equity in net earnings of nonconsolidated companies	11.9	-	1.4	13.3
Year Ended May 31, 2011
Net sales to external customers	$6,895.2	$3,028.3	$14.3	$9,937.8
Intersegment net sales	-	32.7	(32.7)	-

Net sales	6,895.2	3,061.0	(18.4)	9,937.8
Gross margin	1,654.0	1,469.0	(1.2)	3,121.8
Operating earnings (loss)	1,322.0	1,352.5	(10.3)	2,664.2
Capital expenditures	306.7	906.9	49.6	1,263.2
Depreciation, depletion and amortization expense	248.1	188.9	10.4	447.4
Equity in net earnings (loss) of nonconsolidated companies	(8.8)	-	3.8	(5.0)
Total assets as of December 31, 2013	$9,945.1	$9,597.4	$11.5	$19,554.0
Total assets as of May 31, 2013	9,930.9	9,759.8	(1,604.7)	18,086.0
Total assets as of May 31, 2012	9,123.7	11,324.8	(3,758.1)	16,690.4
Total assets as of May 31, 2011	8,149.7	9,663.3	(2,026.1)	15,786.9

Financial information relating to our operations by geographic area is as follows:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Net sales(a):
Brazil	$1,249.8	$2,069.3	$2,161.6	$1,810.1
Canpotex(b)	439.7	1,239.8	1,298.9	992.9
India	315.8	475.2	1,579.7	1,565.9
Canada	259.7	686.3	786.3	629.9
Argentina	163.1	258.3	266.7	233.3
China	86.9	173.3	160.4	115.9
Chile	76.9	116.5	121.1	115.9
Japan	75.9	188.2	177.5	166.1
Colombia	55.2	143.5	155.9	157.6
Peru	35.6	56.9	95.1	6.6
Australia	31.2	177.5	290.1	237.8
Thailand	28.7	88.9	94.0	91.1
Mexico	22.4	128.9	90.5	101.7
Other	72.4	271.7	209.3	193.7

Total international countries	2,913.3	6,074.3	7,487.1	6,418.5
United States	1,852.6	3,899.8	3,620.7	3,519.3

Consolidated	$4,765.9	$9,974.1	$11,107.8	$9,937.8

(a)	Revenues are attributed to countries based on location of customer.
(b)	The export association of the Saskatchewan potash producers.

(in millions)	December 31, 2013	May 31, 2013	May 31, 2012
Long-lived assets:
Canada	$5,372.3	$5,264.8	$4,593.2
Brazil	122.2	178.1	158.6
Other	51.0	52.1	60.5

Total international countries	5,545.5	5,495.0	4,812.3
United States	3,956.1	3,653.2	3,402.0

Consolidated	$9,501.6	$9,148.2	$8,214.3

Excluded from the table above as of December 31, 2013, May 31, 2013 and 2012, are goodwill of $1,794.4 million, $1,844.6 million and $1,844.4 million and deferred income taxes of $152.2 million, $212.7 million and $50.6 million, respectively.

Net sales by product type for seven months ended December 31, 2013, fiscal 2013, 2012 and 2011 are as follows:

	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2013	2013	2012	2011
Sales by product type:
Phosphate Crop Nutrients	$2,059.3	$4,106.1	$5,418.4	$4,822.4
Potash Crop Nutrients	1,312.3	3,434.5	3,174.4	3,002.8
Crop Nutrient Blends	863.7	1,472.3	1,517.1	1,252.5
Other(a)	530.6	961.2	997.9	860.1

	$4,765.9	$9,974.1	$11,107.8	$9,937.8

(a)	Includes sales for animal feed ingredients and industrial potash.

25. STUB PERIOD COMPARATIVE DATA (Unaudited)

The condensed consolidated statement of earnings for the seven months ended December 31, 2012 is as follows:

In millions	Seven months ended December 31,
(Unaudited)	2012
Net sales	$5,700.0
Cost of goods sold	4,126.9

Gross margin	1,573.1
Selling, general and administrative expenses	245.6
Other operating expense	40.8

Operating earnings	1,286.7
Interest income, net	11.5
Foreign currency transaction (loss)	(34.2)
Other income (expense)	(0.4)

Earnings from consolidated companies before income taxes	1,263.6
Provision for income taxes	109.0

Earnings from consolidated companies	1,154.6
Equity in net earnings of nonconsolidated companies	14.3

Net earnings including noncontrolling interests	1,168.9
Less: Net earnings attributable to noncontrolling interests	3.2

Net earnings attributable to Mosaic	$1,165.7

Basic net earnings per share attributable to Mosaic	$2.74

Basic weighted average number of shares outstanding	425.6

Diluted net earnings per share attributable to Mosaic	$2.73

Diluted weighted average number of shares outstanding	426.8

Quarterly Results (Unaudited)

In millions, except per share amounts and common stock prices

	Quarter
	First	Second(a)	Third	Fourth	Year
Seven Months Ended December 31, 2013
Net sales		$675.7	$1,908.7	$2,181.5	$4,765.9
Gross margin		119.9	386.9	321.5	828.3
Operating earnings		93.8	144.1	179.0	416.9
Net earnings attributable to Mosaic		86.7	124.4	128.9	340.0
Basic net earnings per share attributable to Mosaic		$0.21	$0.29	$0.30	$0.80
Diluted net earnings per share attributable to Mosaic		0.21	0.29	0.30	0.80
Common stock prices:
High		$62.09	$56.97	$49.81
Low		53.30	39.75	42.76
Year Ended May 31, 2013
Net sales	$2,505.1	$2,536.2	$2,240.6	$2,692.2	$9,974.1
Gross margin	747.3	675.9	568.4	768.6	2,760.2
Operating earnings	610.2	559.6	419.1	620.7	2,209.6
Net earnings attributable to Mosaic	429.4	628.8	344.6	485.9	1,888.7
Basic net earnings per share attributable to Mosaic	$1.01	$1.48	$0.81	$1.14	$4.44
Diluted net earnings per share attributable to Mosaic	1.01	1.47	0.81	1.14	4.42
Common stock prices:
High	$59.95	$61.98	$63.46	$64.65
Low	44.43	48.29	52.65	56.90
Year Ended May 31, 2012
Net sales	$3,083.3	$3,014.5	$2,189.5	$2,820.5	$11,107.8
Gross margin	848.2	881.2	521.8	833.8	3,085.0
Operating earnings	729.6	797.0	413.7	670.8	2,611.1
Net earnings attributable to Mosaic	526.0	623.6	273.3	507.3	1,930.2
Basic net earnings per share attributable to Mosaic	$1.18	$1.41	$0.64	$1.19	$4.44
Diluted net earnings per share attributable to Mosaic	1.17	1.40	0.64	1.19	4.42
Common stock prices:
High	$74.31	$72.35	$59.75	$59.80
Low	55.70	44.86	46.50	45.58

(a)	Due to our change in fiscal year-end, the second quarter of the Stub Period contains results for only the month of June.

The number of holders of record of our Common Stock and Class A Common Stock as of February 14, 2014 was 2,472.

Dividends have been declared on a quarterly basis during all periods presented. In fiscal 2013, we increased our annual dividend to $1.00 per share. In the fourth quarter of fiscal 2012, we paid a quarterly dividend of $0.125, which represents a 150 percent increase over the Company’s previous dividend rate. In fiscal 2010, we paid a special dividend of $578.5 million, or $1.30 per share, in addition to quarterly dividends of $0.05 per share.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Five Year Comparison

In millions, except per share amounts

	Seven Months Ended December 31,	Years Ended May 31,
	2013	2013	2012	2011	2010	2009
Statements of Operations Data:
Net sales	$4,765.9	$9,974.1	$11,107.8	$9,937.8	$6,759.1	$10,298.0
Cost of goods sold	3,937.6	7,213.9	8,022.8	6,816.0	5,065.8	7,148.1
Lower of cost or market write-down	-	-	-	-	-	383.2

Gross margin	828.3	2,760.2	3,085.0	3,121.8	1,693.3	2,766.7
Selling, general and administrative expenses	211.8	427.3	410.1	372.5	360.3	321.4
Loss on write-down of assets(a)	122.8	-	-	-	-	-
Other operating expenses	76.8	123.3	63.8	85.1	62.2	44.4

Operating earnings	416.9	2,209.6	2,611.1	2,664.2	1,270.8	2,400.9
Change in value of share repurchase agreement	73.2	-	-	-	-	-
Interest (expense) income, net	(13.3)	18.8	18.7	(5.1)	(49.6)	(43.3)
Foreign currency transaction gain (loss)	16.5	(15.9)	16.9	(56.3)	(32.4)	(131.8)
Gain on sale of equity investment(b)	-	-	-	685.6	-	673.4
Other income (expense)	(9.1)	2.0	(17.8)	(17.1)	0.9	6.5

Earnings from consolidated companies before income taxes	484.2	2,214.5	2,628.9	3,271.3	1,189.7	2,905.7
Provision for income taxes(c)	152.6	341.0	711.4	752.8	347.3	649.3

Earnings from consolidated companies	331.6	1,873.5	1,917.5	2,518.5	842.4	2,256.4
Equity in net earnings (loss) of nonconsolidated companies	10.9	18.3	13.3	(5.0)	(10.9)	100.1

Net earnings including non-controlling interests	342.5	1,891.8	1,930.8	2,513.5	831.5	2,356.5
Less: Net earnings (loss) attributable to non-controlling interests	2.5	3.1	0.6	(1.1)	4.4	6.3

Net earnings attributable to Mosaic	$340.0	$1,888.7	$1,930.2	$2,514.6	$827.1	$2,350.2

	Seven Months Ended December 31,	Years Ended May 31,
	2013	2013	2012	2011	2010	2009
Earnings per common share attributable to Mosaic:
Basic net earnings per share	$0.80	$4.44	$4.44	$5.64	$1.86	$5.29

Diluted net earnings per share	$0.80	$4.42	$4.42	$5.62	$1.85	$5.27

Average shares outstanding:
Basic weighted average number of shares outstanding	420.8	425.7	435.2	446.0	445.1	444.3
Diluted weighted average number of shares outstanding	422.0	426.9	436.5	447.5	446.6	446.2
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,293.1	$3,697.1	$3,811.0	$3,906.4	$2,523.0	$2,703.2
Total assets	19,554.0	18,086.0	16,690.4	15,786.9	12,707.7	12,676.2
Total long-term debt (including current maturities)	3,009.3	1,010.5	1,010.5	809.3	1,260.8	1,299.8
Total liabilities	8,233.4	4,643.1	4,691.0	4,125.0	3,959.3	4,161.0
Total equity	11,320.6	13,442.9	11,999.4	11,661.9	8,748.4	8,515.2
Other Financial Data:
Depreciation, depletion and amortization	$386.2	$604.8	$508.1	$447.4	$445.0	$360.5
Net cash provided by operating activities	889.4	1,887.5	2,705.8	2,426.7	1,356.0	1,242.6
Capital expenditures	800.0	1,588.3	1,639.3	1,263.2	910.6	781.1
Dividends per share(d)	0.50	1.00	0.275	0.20	1.50	0.20

(a)

In the seven months ended December 31, 2013, we decided to exit our distribution businesses in Argentina and Chile and wrote-down the related assets by approximately $50 million. We decided to sell the salt operations at our Hersey, Michigan mine and close the related potash operations which resulted in a write-down of approximately $48 million. We also wrote-off engineering costs of approximately $25 million related to a proposed ammonia plant. See further discussion in Notes 22 and 23 to the Consolidated Financial Statements.

(b)

In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. We recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco in fiscal 2009. See further discussion in Note 9 to the Consolidated Financial Statements.

(c)	Fiscal 2013 includes a discrete income tax benefit of $179.3 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters.
(d)

Dividends have been declared quarterly during all periods presented. In fiscal 2013 we increased our annual dividend to $1.00 per share. In the fourth quarter of fiscal 2012, we paid a quarterly dividend of $0.125, which represents a 150 percent increase over the Company’s previous dividend rate. In fiscal 2010, we paid a special dividend of $1.30 per share in addition to quarterly dividends of $0.05 per share.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For the seven months ended December 31, 2013 and the years ended May 31, 2013, 2012, and 2011

In millions

Column A	Column B	Column C		Column D	Column E
		Additions

Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses (c)	Charges or (Reductions) to Other Accounts (a)	Deductions	Balance at End of Period (b)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended May 31, 2011	28.7	(3.0)	(0.1)	(2.0)	23.6
Year ended May 31, 2012	23.6	-	(5.1)	(0.1)	18.4
Year ended May 31, 2013	18.4	(1.0)	(1.3)	(0.1)	16.0
Seven months ended December 31, 2013	16.0	(0.9)	(3.0)	(1.7)	10.4
Income tax valuation allowance, related to deferred income taxes
Year ended May 31, 2011	157.1	23.8	36.5	(8.2)	209.2
Year ended May 31, 2012	209.2	6.2	(35.2)	-	180.2
Year ended May 31, 2013	180.2	(77.7)	(8.9)	-	93.6
Seven months ended December 31, 2013	93.6	48.1	(12.5)	-	129.2

(a)

For the seven months ended December 31, 2013 and the fiscal years ended May 31, 2013, 2012 and 2011, the income tax valuation allowance adjustment was recorded to accumulated other comprehensive income and deferred taxes.

(b)

Allowance for doubtful accounts balance includes $8.5 million, $11.3 million, $13.5 million and $20.4 million of allowance on long-term receivables recorded in other long term assets for the seven months ended December 31, 2013 and the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

(c)

For the seven months ended December 31, 2013, the valuation allowance increased $48.1 million primarily due to our determination that it is more likely than not that we will not be able to utilize the anticipated capital loss resulting from the write down of our distribution business in Argentina and Chile.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (1992). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2013.