Form 10-Q
period 2014-03-31
MOSAIC CO
filed 2014-05-06
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 340,031,066 shares of Common Stock and 43,629,406 shares of Class A Common Stock and 0 shares of Class B Common Stock as of May 5, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net sales	$1,986.2	$2,312.4
Cost of goods sold	1,574.6	1,670.6

Gross margin	411.6	641.8
Selling, general and administrative expenses	120.0	91.9
Other operating expense	25.0	58.8

Operating earnings	266.6	491.1
Change in value of share repurchase agreement	(60.0)	—
Interest (expense) income, net	(26.7)	3.7
Foreign currency transaction gain	43.4	16.9
Other expense	(4.9)	(0.4)

Earnings from consolidated companies before income taxes	218.4	511.3
(Benefit from) provision for income taxes	(2.6)	133.7

Earnings from consolidated companies	221.0	377.6
Equity in net earnings (loss) of nonconsolidated companies	(3.3)	2.3

Net earnings including noncontrolling interests	217.7	379.9
Less: Net earnings attributable to noncontrolling interests	0.2	0.1

Net earnings attributable to Mosaic	$217.5	$379.8

Basic net earnings per share attributable to Mosaic	$0.54	$0.89

Diluted net earnings per share attributable to Mosaic	$0.54	$0.89

Basic weighted average number of shares outstanding	378.2	425.7
Diluted weighted average number of shares outstanding	379.6	427.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net earnings, including noncontrolling interest	$217.7	$379.9

Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	(238.6)	(152.2)
Net actuarial gain and prior service cost, net of tax	3.4	3.8
Amortization of loss on interest rate swap	0.7	—

Other comprehensive income (loss)	(234.5)	(148.4)

Comprehensive income (loss)	(16.8)	231.5
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.3

Comprehensive income (loss) attributable to Mosaic	$(17.5)	$231.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,490.7	$5,293.1
Receivables, net	597.4	543.1
Inventories	1,606.6	1,432.9
Deferred income taxes	156.5	129.9
Other current assets	504.2	706.8

Total current assets	5,355.4	8,105.8
Property, plant and equipment, net of accumulated depreciation of $4,137.5 million and $4,025.0 million, respectively	9,551.9	8,576.6
Investments in nonconsolidated companies	579.6	576.4
Goodwill	1,764.7	1,794.4
Deferred income taxes	189.2	152.2
Other assets	671.5	348.6

Total assets	$18,112.3	$19,554.0

Liabilities and Equity
Current liabilities:
Short-term debt	$41.3	$22.6
Current maturities of long-term debt	0.4	0.4
Accounts payable	592.8	570.2
Accrued liabilities	753.2	666.3
Contractual share repurchase liability	755.8	1,985.9
Deferred income taxes	19.8	20.5

Total current liabilities	2,163.3	3,265.9
Long-term debt, less current maturities	3,009.1	3,008.9
Deferred income taxes	993.2	1,031.5
Other noncurrent liabilities	1,095.6	927.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Class A Common Stock, $0.01 par value, 211,380,055 shares authorized, 49,814,264 shares issued and outstanding as of March 31, 2014, 254,300,000 shares authorized, 128,759,772 shares issued and 85,839,827 shares outstanding as of December 31, 2013	0.5	1.3
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 352,215,782 shares issued and 340,022,320 shares outstanding as of March 31, 2014, 352,204,571 shares issued and 340,166,109 shares outstanding as of December 31, 2013	3.4	3.0
Capital in excess of par value	32.4	1.6
Retained earnings	10,916.7	11,182.1
Accumulated other comprehensive income (loss)	(120.7)	114.3

Total Mosaic stockholders’ equity	10,832.3	11,302.3
Noncontrolling interests	18.8	18.3

Total equity	10,851.1	11,320.6

Total liabilities and equity	$18,112.3	$19,554.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$217.7	$379.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	174.3	155.0
Deferred income taxes	(58.9)	4.4
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	3.3	(4.6)
Accretion expense for asset retirement obligations	10.5	9.8
Share-based compensation expense	34.9	3.0
Change in value of share repurchase agreement	60.0	—
Unrealized (gain) loss on derivatives	7.9	28.7
Other	4.0	1.4
Changes in assets and liabilities:
Receivables, net	(84.9)	(73.5)
Inventories	(27.3)	16.7
Other current and noncurrent assets	151.4	(26.7)
Accounts payable	86.8	5.2
Accrued liabilities and income taxes	77.2	135.8
Other noncurrent liabilities	(29.9)	(55.7)

Net cash provided by operating activities	627.0	579.4
Cash Flows from Investing Activities:
Capital expenditures	(274.9)	(367.5)
Acquisition of business	(1,353.6)	—
Investments in nonconsolidated companies	(5.8)	(15.0)
Other	—	4.0

Net cash used in investing activities	(1,634.3)	(378.5)
Cash Flows from Financing Activities:
Payments of short-term debt	(58.4)	(64.2)
Proceeds from issuance of short-term debt	65.9	83.2
Payments of long-term debt	(0.3)	(0.2)
Proceeds from issuance of long-term debt	0.2	0.6
Proceeds from stock option exercises	0.2	—
Repurchases of stock	(1,677.9)	—
Cash dividends paid	(99.7)	(106.4)
Other	(0.3)	2.2

Net cash used in financing activities	(1,770.3)	(84.8)
Effect of exchange rate changes on cash	(24.8)	(10.0)

Net change in cash and cash equivalents	(2,802.4)	106.1
Cash and cash equivalents—December 31	5,293.1	3,405.3

Cash and cash equivalents—March 31	$2,490.7	$3,511.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $9.8 and $13.7 as of March 31, 2014 and 2013, respectively)	$—	$—
Income taxes (net of refunds)	24.3	80.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance as of May 31, 2013	425.8	$4.3	$1,491.3	$11,603.4	$326.4	$17.5	$13,442.9
Total comprehensive income (loss)	—	—	—	340.0	(212.1)	1.2	129.1
Stock option exercises	0.1	—	1.1	—	—	—	1.1
Amortization of stock based compensation	—	—	23.3	—	—	—	23.3
Forward contract to repurchase Class A Common Stock	—	—	(1,511.3)	(547.8)	—	—	(2,059.1)
Dividends ($0.50 per share)	—	—	—	(213.5)	—	—	(213.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Tax shortfall related to share based compensation	—	—	(2.8)	—	—	—	(2.8)

Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6
Total comprehensive income (loss)	—	—	—	217.5	(235.0)	0.7	(16.8)
Stock option exercises	0.1	—	0.2	—	—	—	0.2
Amortization of stock based compensation	—	—	34.9	—	—	—	34.9
Forward contract and repurchase of stock	(36.2)	(0.4)	(4.2)	(383.2)			(387.8)
Dividends ($0.25 per share)	—	—	—	(99.7)	—	—	(99.7)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Tax shortfall related to share based compensation	—	—	(0.1)	—	—	—	(0.1)

Balance as of March 31, 2014	389.8	$3.9	$32.4	$10,916.7	$(120.7)	$18.8	$10,851.1

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results also include our international distribution activities. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We own 25% of the joint venture and will market approximately 25% of the production of the joint venture. On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain related liabilities (“CF Phosphate Assets Acquisition”) of CF Industries, Inc. (“CF”). This transaction is further described in Note 17 to our Condensed Consolidated Financial Statements in this report.

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

Intersegment sales are eliminated within Corporate, Eliminations and Other. See Note 15 of our Condensed Consolidated Financial Statements in this report for segment results.

2. Cargill Transaction

As previously reported, on May 25, 2011, we facilitated the exit by Cargill, Incorporated (“Cargill”) from its equity interest in us through a split-off to its stockholders and a debt exchange with its debt holders, and initiated the first in a series of transactions (the “Cargill Transaction”) intended to result in the ongoing orderly disposition of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Among other previously reported actions in furtherance of the Cargill Transaction, on December 6, 2013, we entered into a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with two former Cargill stockholders (the “MAC Trusts”) to purchase all of the remaining shares of Class A Common Stock (“Class A Shares”) held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. At March 31, 2014, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 6,184,858 Class A Shares, Series A-2, had been repurchased for an aggregate of $1.3 billion.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to March 31, 2014, pursuant to the MAC Trusts Share Repurchase Agreement, an additional 6,184,858 Class A Shares, Series A-2, have been repurchased for an aggregate of approximately $300 million, and 9,277,292 Class A Shares, Series A-2, remain to be purchased, as set forth in the table below:

Class A Common Stock, Series A-2
June 3, 2014	3,092,429
July 1, 2014	3,092,429
July 30, 2014	3,092,434

Total	9,277,292

The MAC Trusts Share Repurchase Agreement provides for a per share price for each purchase equal to the Common Market Price, as defined in Mosaic’s Restated Certificate of Incorporation, as of the date of the purchase. In general and subject to the terms and provisions of the Restated Certificate of Incorporation, the Common Market Price as of any date is equal to the average of the volume weighted average trading price of Common Stock, for each trading day during the preceding 20-day trading period.

As also previously reported, on February 14, 2014, we entered into share repurchase agreements with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements” and together with the MAC Trusts Share Repurchase Agreement, the “Share Repurchase Agreements”) to purchase an aggregate of approximately 8.2 million Class A Shares under our $1 billion share repurchase program (the “Repurchase Program”). The transaction was structured in two tranches with the first purchase of approximately 2.4 million shares completed February 14, 2014 and the second purchase of approximately 5.8 million shares completed March 17, 2014, for an aggregate purchase price of approximately $387.3 million.

The Share Repurchase Agreements are accounted for as a forward contract with an initial liability established at fair value based on the average of the weighted average trading price for each of the preceding 20-day trading days as noted above and a corresponding reduction of equity. The contract is subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. We are required to exclude the common shares that are to be repurchased in calculating basic and diluted earnings per share (“EPS”). Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that are to be repurchased that have not been recognized in the consolidated statement of earnings shall be deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 6 of our Notes to Consolidated Financial Statements.

3. Summary of Significant Accounting Policies

Statement Presentation and Basis of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Transition Report on Form 10-K filed with the SEC for the transition period from June 1, 2013 to December 31, 2013 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The more significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations (“ARO”), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts, including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

4. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance was effective for us beginning January 1, 2014 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. This guidance did not have a material impact on our results of operations or financial position.

Pronouncements Issued But Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting a discontinued operation. Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. This guidance is effective prospectively for us beginning January 1, 2015 with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously. We do not expect this guidance will have a material impact on our results of operations or financial position.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	March 31, 2014	December 31, 2013
Other current assets
Final price deferred(a)	$45.4	$154.3
Income and other taxes receivable	195.6	272.6
Prepaid expenses	123.0	115.8
Assets held for sale(b)	84.8	111.9
Other	55.4	52.2

	$504.2	$706.8

Accrued liabilities
Payroll and employee benefits	106.1	111.8
Asset retirement obligations	113.2	86.3
Customer prepayments	179.3	131.9
Other	354.6	336.3

	$753.2	$666.3

Other noncurrent liabilities
Asset retirement obligations	$794.8	$637.6
Other	300.8	289.5

	$1,095.6	$927.1

(a)

Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.

(b)	See further description of assets held for sale in Note 16.

6. Earnings Per Share

We use the two-class method to compute basic and diluted EPS. Earnings for the period are allocated pro-rata between the common stockholders and the participating securities. Our only participating securities are related to the Share Repurchase Agreements. The numerator for basic and diluted EPS is net earnings for common stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period, excluding the effects of shares subject to forward contracts. The denominator for diluted EPS also includes the weighted average number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, unless the shares are anti-dilutive, and excludes the effects of shares subject to forward contracts.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended March 31,
	2014	2013
Net earnings attributed to Mosaic	$217.5	$379.8
Undistributed earnings attributable to participating securities	(12.4)	—

Numerator for basic and diluted earnings available to common stockholders	205.1	379.8

Basic weighted average number of shares outstanding	401.1	425.7
Shares subject to forward contract	(22.9)	—

Basic weighted average number of shares outstanding attributable to common stockholders	378.2	425.7
Dilutive impact of share-based awards	1.4	1.5

Diluted weighted average number of shares outstanding	379.6	427.2

Basic net earnings per share	$0.54	$0.89
Diluted net earnings per share	$0.54	$0.89

A total of 1.3 million and 0.4 million shares of Common Stock subject to issuance upon exercise of stock options for the three months ended March 31, 2014 and 2013, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

7. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the three months ended March 31, 2014, gross unrecognized tax benefits increased by $12.5 million to $111.7 million. If recognized, approximately $94.8 million of the $111.7 million in unrecognized tax benefits would affect our effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $20.7 million and $28.8 million as of March 31, 2014 and December 31, 2013, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Based upon the information available as of March 31, 2014, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

For the three months ended March 31, 2014, we recorded tax benefits specific to the period of $62.5 million, which primarily related to the intended sale of our distribution business in Argentina.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$32.4	$34.0
Work in process	558.4	433.6
Finished goods	935.9	891.6
Operating materials and supplies	79.9	73.7

	$1,606.6	$1,432.9

9. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Total
Balance as of December 31, 2013	$535.8	$1,258.6	$1,794.4
Foreign currency translation	—	(42.9)	(42.9)
Goodwill acquired in CF acquisition (see Note 17)	13.2	—	13.2

Balance as of March 31, 2014	$549.0	$1,215.7	$1,764.7

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. Under our accounting policy, an annual review is performed in October of each year, or more frequently if indicators of potential impairment exist.

10. Financing Arrangements

Term Loan Facility

On March 20, 2014, Mosaic entered into an unsecured $800 million term loan facility (the “Term Loan Facility”) with certain financial institutions. Under the Term Loan Facility, Mosaic may on up to two occasions borrow, on a pro rata basis, up to $370 million under Term A-1 Loans (the “Term A-1 Loans”) and up to $430 million under Term A-2 Loans (“Term A-2 Loans,” and collectively with the Term A-1 Loans, “Loans”). The lenders’ commitments to loan such amounts expire on the earlier of September 19, 2014, full funding of the Loans or earlier termination of the loan commitments (the “Commitment Termination Date”). Final maturity of the Term A-1 Loans is the third anniversary of the Commitment Termination Date and final maturity of the Term A-2 Loans is the fifth anniversary of the Commitment Termination Date. In addition, Mosaic is required to repay 5.00% of the Term A-1 loan balance on each of the first two anniversaries of the Commitment Termination Date and 5.00% of the Term A-2 loan balance on each of the first two anniversaries, 7.50% on the third anniversary, and 10.00% on the fourth anniversary of the Commitment Termination Date. A ticking fee accrues at an annual rate of 0.125% on the aggregate undrawn commitments under the Term Loan Facility beginning April 19, 2014. Mosaic may prepay the outstanding Loans at any time and from time to time, at its own discretion, without premium or penalty.

As of March 31, 2014, no borrowings have been made or are outstanding under the Term Loan Facility. Proceeds of borrowings under the Term Loan Facility may be used to replenish cash that Mosaic used to fund the CF Phosphate Assets Acquisition as described in Note 17 or for working capital, capital expenditures, dividends, share repurchases, other acquisitions and other lawful corporate purposes.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Term Loan Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under any one item of other indebtedness in excess of $50 million or $75 million for multiple items of other indebtedness, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.

The Term Loan Facility requires Mosaic to maintain certain financial ratios, including a maximum ratio of Total Debt to EBITDA (as defined) of 3.5 to 1.0, as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0.

The Term Loan Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.

11. Contingencies

We have described below judicial and administrative proceedings to which we are subject.

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $37.9 million and $31.3 million as of March 31, 2014 and December 31, 2013, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. The EPA issued similar NOVs to our competitors, including with respect to the Plant City Facility acquired in the CF Phosphate Assets Acquisition as described in Note 17, and referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA with respect to our facilities (excluding the Plant City Facility). We believe we have substantial defenses to allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.

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

•

Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care (“Gypstack Closure Costs”) of our phosphogypsum management systems (“Gypstacks”). For financial reporting purposes, we recognize our estimated ARO, including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2013, the undiscounted amount of our ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.5 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $465 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing cash, currently estimated to be in the amount of approximately $625 million, into a trust fund which would increase over time with reinvestment of earnings. Amounts held in any such trust fund (including reinvested earnings) would be classified as restricted cash included in other assets on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

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

See Note 17 for a discussion of how the EPA’s RCRA Initiative and Florida financial assurance requirements affect the facilities we acquired in the CF Phosphate Assets Acquisition.

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

We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies; CF; and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. We record potential indemnifications as an offset to the established accruals when they are realizable or realized.

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

Brazil Tax Contingencies

Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $96 million. Approximately $52 million of the maximum potential liability relates to PIS and Cofins tax credit cases while the majority of the remaining amount relates to various other non-income tax cases such as value added taxes. In the event that the Brazilian government was to prevail in connection with all judicial and administrative matters involving us and considering the amount of judicial deposits made, our maximum cash tax liability with respect to these matters would be approximately $95 million. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Accounting for Derivative Instruments and Hedging Activities

We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of March 31, 2014 and December 31, 2013, the gross asset position of our derivative instruments was $8.5 million and $7.9 million, respectively, and the gross liability position of our liability instruments was $30.7 million and $20.4 million, respectively.

We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, or freight contracts. Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our product are included in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain line in the Consolidated Statements of Earnings.

As of March 31, 2014 and December 31, 2013, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	March 31, 2014	December 31, 2013
Foreign currency derivatives	Foreign currency	US Dollars	1,015.1	940.2
Natural gas derivatives	Commodity	MMbtu	4.8	8.2
Ocean freight contracts	Freight	Tonnes	0.2	0.3

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association (“ISDA”) agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2014 and December 31, 2013, was $19.8 million and $12.3 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2014, we would be required to post $17.4 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

13. Fair Value Measurements

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within one year. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction (gain) loss. As of March 31, 2014 and December 31, 2013, the gross asset position of our foreign currency derivative instruments was $2.3 million and $0.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $29.9 million and $18.1 million, respectively.

Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold. As of March 31, 2014 and December 31, 2013, the gross asset position of our commodity derivative instruments was $5.6 million and $6.0 million, respectively, and the gross liability position of our commodity derivative instruments was $0.4 million and $2.0 million, respectively.

Freight Derivatives-The freight derivatives that we currently use are forward freight agreements. We estimate fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker quotations. Therefore, these contracts are classified in Level 2. Certain ocean freight derivatives are traded in less active markets with less availability of pricing information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold. As of March 31, 2014 and December 31, 2013, the gross asset position of our freight derivative instruments was $0.6 million and $1.3 million, respectively, and the gross liability position of our freight derivative instruments was $0.4 million and $0.3 million, respectively.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,490.7	$2,490.7	$5,293.1	$5,293.1
Receivables, net	597.4	597.4	543.1	543.1
Accounts payable	592.8	592.8	570.2	570.2
Short-term debt	41.3	41.3	22.6	22.6
Long-term debt, including current portion	3,009.5	3,159.1	3,009.3	3,059.6

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of March 31, 2014 and December 31, 2013, the net amount due from our non-consolidated companies totaled $28.0 million and $52.6 million, respectively.

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended March 31,
	2014	2013
Transactions with non-consolidated companies included in net sales	$205.0	$337.9
Transactions with non-consolidated companies included in cost of goods sold	97.3	109.1

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Business Segments

The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and Other. Segment information for the three months ended March 31, 2014 and 2013 was as follows:

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended March 31, 2014
Net sales to external customers	$1,253.6	$726.4	$6.2	$1,986.2
Intersegment net sales	—	6.9	(6.9)	—

Net sales	1,253.6	733.3	(0.7)	1,986.2
Gross margin	207.2	212.1	(7.7)	411.6
Operating earnings	138.2	166.2	(37.8)	266.6
Capital expenditures	123.5	143.9	7.5	274.9
Depreciation, depletion and amortization expense	81.4	86.8	6.1	174.3

Three months ended March 31, 2013
Net sales to external customers	$1,500.8	$808.3	$3.3	$2,312.4
Intersegment net sales	—	16.2	(16.2)	—

Net sales	1,500.8	824.5	(12.9)	2,312.4
Gross margin	253.0	396.9	(8.1)	641.8
Operating earnings	184.7	306.2	0.2	491.1
Capital expenditures	100.2	234.8	32.5	367.5
Depreciation, depletion and amortization expense	71.8	78.9	4.3	155.0

Total assets as of March 31, 2014	$10,512.0	$9,641.7	$(2,041.4)	$18,112.3
Total assets as of December 31, 2013	9,945.1	9,597.4	11.5	19,554.0

16. Assets Held for Sale

We decided to exit our distribution businesses in Argentina and Chile. In connection with this decision in 2013, we wrote down the related assets by approximately $50 million pre-tax to their estimated fair value, which was included in loss on write down of assets in the Consolidated Statement of Earnings in our 10-K Report. As a result of new information regarding the structure of the intended disposition of Argentina’s distribution business as an asset sale, during the three months ended March 31, 2014, we recorded a $53.6 million tax benefit. The assets related to these distribution businesses qualify for asset held for sale accounting. At March 31, 2014, we included $84.8 million in other current assets and $13.1 million in accrued liabilities in our Condensed Consolidated Balance Sheet as assets held for sale. We expect to continue to sell our products in these countries by using other distribution channels.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. We are currently decommissioning the potash assets which precluded the Hersey facility from qualifying as an asset held for sale at March 31, 2014. In connection with the planned sale of this mine in 2013, we wrote down the related assets by approximately $48 million pre-tax to their estimated fair value and recorded a corresponding tax benefit of approximately $17 million reflected in the Consolidated Statement of Earnings in our 10-K Report.

17. CF Acquisition

On March 17, 2014, we completed the CF Phosphate Assets Acquisition for $1,149.9 million plus an additional $203.7 million (all in cash) to fund CF’s asset retirement obligation trust and escrow. We acquired CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. This acquisition allows us to take advantage of synergies associated with combining our phosphate operations and logistical capabilities in Central Florida with those of CF. In addition, we will be able to forego the construction of a beneficiation plant at Ona and the construction of an ammonia plant. The results of the CF phosphates operations have been included in our condensed consolidated financial statements for the period from March 17, 2014 through March 31, 2014.

As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City, Florida phosphate concentrates facility (the “Plant City Facility”) and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that pre-fund the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is an escrow account (the “Bonnie Facility Escrow”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. The Plant City Trust is currently fully funded. In addition, upon approval of the FDEP (which we have requested), we expect to deposit $14.5 million into the Bonnie Facility Escrow to substitute for funds that CF has deposited into escrow. We expect we will be required to deposit up to an additional $4 million in the Bonnie Facility Escrow near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Escrow. The deposits into the Plant City Trust and the Bonnie Facility Escrow are reflected in the Statement of Cash Flows components of the $1,353.6 million cash used in the CF Phosphate Assets Acquisition.

At March 31, 2014, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $100 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Escrow exceed the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Condensed Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition we also acquired ARO related to land reclamation.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts of the assets acquired and liabilities assumed as recognized at the acquisition date. The fair value of these assets and liabilities is provisional pending receipt of the final valuation:

(in millions)
Inventory	$144.1
Other current assets	0.5
Mineral properties and rights	515.1
Property, plant and equipment	627.1
Trust and escrow funds for asset retirement obligations(1)	203.7
Goodwill	13.2
Other assets	56.8
Current liabilities	(12.1)
Other liabilities	(9.0)
Asset retirement obligation	(185.8)

$1,353.6

(1)	Included with other assets in the Condensed Consolidated Balance Sheet as of March 31, 2014

We also signed two strategic supply agreements with CF under which CF will provide Mosaic with ammonia for its production purposes (“CF Ammonia Supply Agreements”). Under one agreement, which is expected to commence prior to January 1, 2017, Mosaic will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. The execution of this agreement was not contingent upon the completion of the acquisition; therefore, no corresponding asset or liability was recorded as part of the acquisition accounting.

Under the second agreement, which became effective on the acquisition date, Mosaic will purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing. The effectiveness of this agreement was a condition to the acquisition and included in the acquisition accounting, but its impacts were not material.

We recognized approximately $5.0 million of acquisition and integration costs that were expensed during the three months ended March 31, 2014. These costs are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

The goodwill recognized is attributable to expected synergies of combining operations and the assembled workforce of CF. This goodwill is included within our Phosphates segment and is expected to be deductible for income tax purposes.

The CF phosphates operations contributed revenues of $18.9 million and net earnings (loss) of $(0.2) million from March 17, 2014 through March 31, 2014, excluding the effects of the acquisition and integration costs described above.

The unaudited pro-forma consolidated results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2013. The pro-forma results below include adjustments related to depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, depletion of acquired mineral rights, and the associated income tax impacts. The pro-forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro-forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or transaction or integration costs relating to the acquisition.

	Three months ended March 31,
(in millions)	2014	2013
Net sales	$2,131.3	$2,605.0
Net earnings attributable to Mosaic	$207.2	$364.4

18. Subsequent Events

Brazil and Paraguay Distribution Business Acquisition

On April 15, 2014, we signed definitive agreements with Archer Daniels Midland Company (“ADM”) to acquire its fertilizer distribution business in Brazil and Paraguay for $350 million (the “Brazil and Paraguay Distribution Business Acquisition”). The purchase price assumes the delivery of $150 million in working capital at closing. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil as well as replace a substantial amount of planned internal investments in that country. Under the terms of the agreement, we would acquire four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. Customary regulatory approvals are required.

The Brazil and Paraguay Distribution Business Acquisition would increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

The parties have also negotiated the terms of five-year fertilizer supply agreements providing for us to supply ADM’s fertilizer needs in Brazil and Paraguay.

Northern Promise Joint Venture

On April 17, 2014 we made a contribution to the Northern Promise Joint Venture in the amount of $141.9 million to finance construction costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Transition Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the transition period from June 1, 2013 to December 31, 2013 (the “10-K Report”) and the material under Item 1 of Part I of this report.

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by “NM.”

Results of Operations

The following table shows the results of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		2014-2013
(in millions, except per share data)	2014	2013	Change	Percent
Net sales	$1,986.2	$2,312.4	$(326.2)	(14)%
Cost of goods sold	1,574.6	1,670.6	(96.0)	(6)%

Gross margin	411.6	641.8	(230.2)	(36)%
Gross margin percentage	21%	28%
Selling, general and administrative expenses	120.0	91.9	28.1	31%
Other operating expense	25.0	58.8	(33.8)	(57)%

Operating earnings	266.6	491.1	(224.5)	(46)%
Change in value of share repurchase agreement	(60.0)	—	(60.0)	NM
Interest (expense) income, net	(26.7)	3.7	(30.4)	NM
Foreign currency transaction gain	43.4	16.9	26.5	157%
Other expense	(4.9)	(0.4)	(4.5)	NM

Earnings from consolidated companies before income taxes	218.4	511.3	(292.9)	(57)%
(Benefit from) provision for income taxes	(2.6)	133.7	(136.3)	NM

Earnings from consolidated companies	221.0	377.6	(156.6)	(41)%
Equity in net earnings (loss) of nonconsolidated companies	(3.3)	2.3	(5.6)	NM

Net earnings including noncontrolling interests	217.7	379.9	(162.2)	(43)%
Less: Net earnings attributable to noncontrolling interests	0.2	0.1	0.1	100%

Net earnings attributable to Mosaic	$217.5	$379.8	$(162.3)	(43)%

Diluted net earnings per share attributable to Mosaic	$0.54	$0.89	$(0.35)	(39)%
Diluted weighted average number of shares outstanding	379.6	427.2

Overview of Consolidated Results for the three months ended March 31, 2014 and 2013

Net sales decreased to $2.0 billion for the three months ended March 31, 2014, compared to $2.3 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended March 31, 2014 were $217.5 million, or $0.54 per diluted share, compared to $379.8 million, or $0.89 per diluted share, for the period a year ago. Included in net earnings for the three months ended March 31, 2014, is $60 million, or $0.15 per diluted share, related to the change in value of our Share Repurchase Agreements and a discrete income tax benefit of approximately $62.5 million, or $0.16 per diluted share. Other significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating earnings for the three months ended March 31, 2014, were impacted by lower potash and phosphate selling prices compared to the same period in the prior year, partially offset by lower raw material costs in Phosphates and an increase in sales volumes for potash in the current year.

MOP selling prices have continued to decline from prior year levels due to supply and demand fundamentals. Uncertainty in the potash market and weak customer sentiment was exacerbated in July 2013, when one of our global competitors announced its intention to drive down potash selling prices by increasing production volumes and corresponding sales volumes.

Potash sales volumes increased in the current period when compared to the same period in the prior year. The signing of a supply contract with a customer in China in the current quarter resulted in a price floor in the market leading customers to resume purchasing product. This sentiment and near term logistical challenges in North America drove an increase in purchases in the current quarter.

Although potash sales volumes were higher than the same period in the prior year, both sales and production volumes were adversely impacted by significant shortfalls in the availability of planned rail capacity. This was caused by extended cold weather in North America and an increased demand for rail service from a large North American grain crop which had prioritization over fertilizer shipments during the end of the quarter. This is continuing to impact our potash sales volumes in the second quarter of 2014.

Our average selling price for phosphates declined from the same period in the prior year. In the first quarter of the prior year, we began to see phosphate selling prices decline, in part due to softer global demand caused by higher producer inventories and a decline in India’s import demand. This decline continued until the fourth quarter of 2013, when prices hit a floor. In December 2013, we began to see phosphate selling prices increase, which has continued into the first quarter of 2014. This is due to strong North American demand, production outages by other producers and rail and barge logistical challenges in the U.S. from extended cold weather.

Other Highlights

During the three months ended March 31, 2014:

•	We maintained a strong financial position with cash and cash equivalents of $2.5 billion as of March 31, 2014.

•	We continue to execute on our strategic plans and other priorities during the quarter ended March 31, 2014:

•

Our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing the Company to repurchase Class A Shares or Common Stock, through direct buybacks or in the open market. For the three months ended March 31, 2014, we purchased 8.4 million shares under this program, including approximately 8.2 million shares under the Family Trusts Share Repurchase Agreements. All the shares under these agreements were repurchased during the first quarter for an aggregate of $387.3 million

•

We continued to repurchase the shares under the MAC Trusts Share Repurchase Agreement. At March 31, 2014, we have repurchased all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 6,184,858 Class A Shares, Series A-2, for an aggregate of approximately $1.3 billion. Subsequent to March 31, 2014, an additional 6,184,858 Class A Shares, Series A-2, have been repurchased for an aggregate of approximately $300 million, and 9,277,292 Class A Shares, Series A-2, remain to be purchased.

•

On March 17, 2014, we completed the CF Phosphate Assets Acquisition. The results of the CF phosphates operations have been included in our condensed consolidated financial statements for the period from March 17, 2014 through March 31, 2014. This did not have a material impact on our results of operations for the quarter.

•	Subsequent to the quarter end, on April 15, 2014, we signed definitive agreements with ADM for the Brazil and Paraguay Distribution Business Acquisition.

•	Mosaic announced plans to expand MicroEssentials® capacity, adding an incremental 1.2 million tonnes, and bringing total capacity to 3.5 million tonnes by 2017.

•	The Esterhazy K3 mine development is on track, with both shafts more than 1,000 feet below surface.

•	The construction of the Saudi Arabia phosphate project began during the quarter.

•	We recorded a foreign currency transaction gain of $43.4 million for the three months ended March 31, 2014 compared with a gain of $16.9 million for the same period a year ago.

During the three months ended March 31, 2013:

•

We entered into agreements to settle the potash antitrust litigation for an aggregate of $43.8 million. The settlement and related costs resulted in a pre-tax charge of approximately $42 million in the quarter ended March 31, 2013, included in other operating expenses.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended March 31,		2014-2013
(in millions, except price per tonne or unit)	2014	2013	Change	Percent
Net sales:
North America	$558.6	$548.9	$9.7	2%
International	695.0	951.9	(256.9)	(27)%

Total	1,253.6	1,500.8	(247.2)	(16)%
Cost of goods sold	1,046.4	1,247.8	(201.4)	(16)%

Gross margin	$207.2	$253.0	$(45.8)	(18)%

Gross margin as a percent of net sales	17%	17%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America(a)	747	638	109	17%
International(a)	667	872	(205)	(24)%
MicroEssentials®	394	350	44	13%
Crop Nutrient Blends	556	493	63	13%

Total	2,364	2,353	11	—%
Feed Phosphates	147	134	13	10%
Other(b)	182	185	(3)	(2)%

Total Phosphates Segment Tonnes	2,693	2,672	21	1%

Average selling price per tonne:
DAP (FOB plant)	$414	$491	$(77)	(16)%
Crop Nutrient Blends (FOB destination)	451	559	(108)	(19)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$374	$550	$(176)	(32)%
Sulfur (long ton)	96	178	(82)	(46)%

(a)	Excludes Crop Nutrient Blends and MicroEssentials®.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended March 31, 2014 and 2013

The Phosphates segment’s net sales decreased to $1.3 billion for the three months ended March 31, 2014, compared to $1.5 billion for the three months ended March 31, 2013. Lower sales prices resulted in decreased net sales of approximately $250 million, due to the factors discussed in the Overview.

Our average DAP selling price was $414 per tonne for the three months ended March 31, 2014, a decrease of 16% from the same period a year ago due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the three months ended March 31, 2014 decreased 19% compared to the same period in the prior year primarily due to decline in prices of crop nutrients used in Blends.

The Phosphates segment’s sales volumes of 2.7 million tonnes for the three months ended March 31, 2014 were comparable to the same period in the prior year. Higher North American sales volumes were offset by lower International sales volumes. Strong North American demand coupled with our low starting inventory, resulting from a strong fourth quarter in calendar 2013, limited our ability to ship product to the international geographies during the first quarter of 2014.

Gross margin for the Phosphates segment decreased to $207.2 million for the three months ended March 31, 2014, from $253.0 million in the three months ended March 31, 2013. Lower sales prices had an unfavorable impact on gross margin of approximately $250 million, which was partially offset by the favorable impact of lower product costs of approximately $220 million. The lower product costs were driven by approximately $100 million of lower sulfur and ammonia costs used in our North American production, and approximately $120 million of lower raw material costs used in our international distribution locations. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was 17% for the three months ended March 31, 2014, comparable to the three months ended March 31, 2013.

The average consumed price for ammonia for our North American operations decreased to $374 per tonne for the three months ended March 31, 2014 from $550 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $96 per long ton for the three months ended March 31, 2014, from $178 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock stayed consistent at $64 per tonne for the three months ended March 31, 2014 and 2013, respectively. The percentage of phosphate rock purchased from the Miski Mayo Mine used in finished product production in our North American operations decreased to 6% for the three months ended March 31, 2014, from 10% in the same period a year ago. The percentage of phosphate rock purchased from unrelated parties used in phosphate finished product production in our North American operations was 3% for the three months ended March 31, 2014 compared to 4% for the same period a year ago.

Our North American phosphate rock production was 3.4 million tonnes for the three months ended March 31, 2014, compared with 3.7 million tonnes during the same period a year ago. We have decreased phosphate rock production compared to the prior year consistent with our long term mine plans and our higher current inventories, which provide protection against mining interruptions.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.0 million tonnes for the three months ended March 31, 2014 and 2013.

Costs were also impacted by net unrealized mark-to-market derivative gains of $0.5 million for the three months ended March 31, 2014, primarily on foreign currency derivatives, compared to gains of $4.9 million for the same period a year ago, primarily on commodity and freight derivatives.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended March 31,		2014-2013
(in millions, except price per tonne or unit)	2014	2013	Change	Percent
Net sales:
North America	$514.5	$440.4	$74.1	17%
International	218.8	384.1	(165.3)	(43)%

Total	733.3	824.5	(91.2)	(11)%
Cost of goods sold	521.2	427.6	93.6	22%

Gross margin	$212.1	$396.9	$(184.8)	(47)%

Gross margin as a percent of net sales	29%	48%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	1,111	705	406	58%
International	1,065	1,134	(69)	(6)%

Total	2,176	1,839	337	18%
Non-agricultural	179	168	11	7%

Total Potash Segment Tonnes	2,355	2,007	348	17%

Average selling price per tonne (FOB plant):
MOP—North America(a)	$300	$426	$(126)	(30)%
MOP—International	209	327	(118)	(36)%
MOP Average	267	376	(109)	(29)%

(a)	This price excludes industrial and feed sales.

Three months ended March 31, 2014 and 2013

The Potash segment’s net sales decreased to $733.3 million for the three months ended March 31, 2014, compared to $824.5 million in the same period a year ago. The decrease was primarily due to lower sales prices that resulted in a decrease in net sales of approximately $280 million partially offset by higher sales volumes that resulted in an increase of approximately $180 million.

Our average muriate of potash (“MOP”) selling price was $267 per tonne for the three months ended March 31, 2014, a decrease of $109 per tonne compared with the same period a year ago. Potash selling prices have decreased due to the factors discussed in the Overview.

The Potash segment’s sales volumes increased to 2.4 million tonnes for the three months ended March 31, 2014, compared to 2.0 million tonnes in the same period a year ago, primarily driven by the factors described in the Overview.

Gross margin for the Potash segment decreased to $212.1 million for the three months ended March 31, 2014 from $396.9 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $280 million related to lower selling prices partially offset by a favorable impact of approximately $120 million due to the increase in sales volumes. Approximately $30 million in increased costs, primarily related to lower production and higher depreciation, adversely impacted gross margin. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 29% for the three months ended March 31, 2014, compared to 48% for the same period a year ago.

We incurred $44.2 million in expenses, including depreciation on brine assets, and $2.1 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the three months ended March 31, 2014, compared to $53.4 million and $19.7 million, respectively, in the three months ended March 31, 2013. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow expenses decreased compared to the prior year primarily due to savings achieved on a renegotiated service agreement, combined with the timing of activities and other temporary operating factors that favorably impacted the expenses for the three months ended March 31, 2014. Brine inflow costs continue to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. Brine inflow capital expenditures were higher in the prior year period primarily due to expenditures for our new remote injection site, which is now completed. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. As a result of our investments in remote injection and increased pumping capacities, we were able to continue to reduce the amount of brine stored in the mine.

We incurred $86.8 million in depreciation expense during the three months ended March 31, 2014 compared to $78.9 million in the same period of the prior year. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our sustaining and expansion projects.

We incurred $30.3 million in Canadian resource taxes for the three months ended March 31, 2014, compared with $32.1 million in the same period a year ago. These taxes decreased due to lower realized prices, which drove lower net sales and profits. We incurred $5.9 million in royalties in the three months ended March 31, 2014, compared to $14.8 million in the three months ended March 31, 2013.

Costs were impacted by net unrealized mark-to-market derivative losses of $4.0 million for the three months ended March 31, 2014, primarily on foreign currency derivatives, compared with losses of $6.5 million for the same period a year ago, primarily on foreign currency derivatives.

For the three months ended March 31, 2014, potash production was 1.9 million tonnes compared to 2.2 million tonnes for the three months ended March 31, 2013. The decrease was primarily due to the logistical issues mentioned in the Overview.

Other Income Statement Items

	Three months ended March 31,		2014-2013
(in millions)	2014	2013	Change	Percent
Selling, general and administrative expenses	$120.0	$91.9	$28.1	31%
Other operating expense	25.0	58.8	(33.8)	(57)%
Change in value of share repurchase agreement	(60.0)	—	(60.0)	NM
Interest (expense)	(31.1)	—	(31.1)	NM
Interest income	4.4	3.7	0.7	19%

Interest (expense) income, net	(26.7)	3.7	(30.4)	NM
Foreign currency transaction gain	43.4	16.9	26.5	157%
Other expense	(4.9)	(0.4)	(4.5)	NM
(Benefit from) provision for income taxes	(2.6)	133.7	(136.3)	NM

Selling, General and Administrative Expenses

For the three months ended March 31, 2014, selling, general and administrative expenses were $120.0 million compared to $91.9 million for the three months ended March 31, 2013. The increase in the current quarter is primarily related to an increase in incentive compensation of approximately $28 million driven by a change in the timing of our annual equity incentive grant due to the change in our fiscal year end, combined with additional incentives related to cost savings initiatives.

Other Operating Expense

For the three months ended March 31, 2014, we had other operating expense of $25.0 million compared with $58.8 million for the same period in the prior year. The decrease in expense is primarily due to the settlement of the potash antitrust litigation, of which $42 million was recorded during the three months ended March 31, 2013. The current year period includes approximately $6 million of severance costs related to restructuring in our Potash segment.

Change in Value of Share Repurchase Agreement

The unfavorable change in the value for share repurchase agreement of $60 million relates to the remeasurement of our share repurchase obligation to the present value at March 31, 2014.

Interest Expense

For the three months ended March 31, 2014, interest expense was $31.1 million higher than in the prior year quarter. The increase is primarily related to higher average debt balances as a result of a $2 billion public offering completed on November 7, 2013.

Foreign Currency Transaction Gain (Loss)

For the three months ended March 31, 2014, we recorded a foreign currency transaction gain of $43.4 million compared with a gain of $16.9 million for the same period in the prior year. For the three months ended March 31, 2014 and 2013, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates.

Provision for Income Taxes

Three months ended	Effective Tax Rate	(Benefit)/Provision for Income Taxes
March 31, 2014	(1.2)%	$(2.6)
March 31, 2013	26.1%	133.7

Income tax benefit was $2.6 million and the effective tax rate was (1.2%) for the three months ended March 31, 2014. For the three months ended March 31, 2014, we recorded tax benefits specific to the period of $62.5 million, which primarily related to the intended sale of our distribution business in Argentina. For further information, please see Note 16 to our Notes to Condensed Consolidated Financial Statements. In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. The three months ended March 31, 2014 also included income tax expense of $9.9 million related to certain non-U.S. subsidiaries where we are not permanently reinvested.

For the three months ended March 31, 2013, we had income tax expense of $133.7 million and an effective tax rate of 26.1%.

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

The basis for our financial statement presentation, including our significant accounting estimates, is summarized in Note 3 to the Condensed Consolidated Financial Statements in this report. A detailed description of our significant accounting policies is included in Note 3 to the Consolidated Financial Statements in our 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

As described in Note 17 to the Condensed Consolidated Financial Statements, we completed the CF Phosphate Assets Acquisition on March 17, 2014. The accounting for this acquisition involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The allocation of the purchase price reflects preliminary fair value estimates based on management’s analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. We do not believe there is a reasonable likelihood that there will be a material change in the preliminary fair value estimates made as part of the acquisition. However, these estimates are preliminary and subject to change within the measurement period as valuations are finalized. Any material adjustments will be applied retrospectively to the closing date of the acquisition.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $2.5 billion, stockholders’ equity of approximately $10.8 billion, long-term debt of approximately $3.0 billion and short-term debt of approximately $41.3 million. We continue to target a liquidity buffer of $2.25 billion, with approximately one third in cash on our balance sheet and two thirds committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. This quarter we executed on strategic opportunities, including the completion of the CF Phosphate Assets Acquisition, which reduced our unrestricted cash by approximately $1.4 billion, and we returned excess cash to shareholders by repurchasing approximately 36.2 million shares for an aggregate expenditure of approximately $1.7 billion. We also paid $99.7 million in cash dividends.

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the Term Loan Facility will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At March 31, 2014, we had a Term Loan Facility of $800 million, which was fully available, and a $1.50 billion credit facility, of which $1.48 billion was available. Both facilities are available for working capital needs and investment opportunities.

In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and debt capacity, to fund the remainder of our commitment under the MAC Trusts Share Repurchase Agreement, our Share Repurchase Program, our commitments in connection with the Northern Promise Joint Venture, and the Brazil and Paraguay Distribution Business Acquisition and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA

Initiative” in Note 11 of our Notes to Condensed Consolidated Financial Statements. We plan to use net proceeds from borrowing under the Term Loan Facility to replenish cash that Mosaic used to fund the CF Phosphate Assets Acquisition.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.4 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures as the majority are held in investments denominated in U.S. dollars as of March 31, 2014. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.4 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use a portion of this cash for non-U.S. expansions.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended March 31, 2014 and 2013:

(in millions)	Three months ended March 31,		2014-2013
	2014	2013	Change	Percent
Cash Flow
Net cash provided by operating activities	$627.0	$579.4	$47.6	8%
Net cash used in investing activities	(1,634.3)	(378.5)	(1,255.8)	NM
Net cash used in financing activities	(1,770.3)	(84.8)	(1,685.5)	NM

Operating Activities

During the three months ended March 31, 2014, net cash provided by operating activities was $627.0 million compared to $579.4 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, results of operations, after non-cash adjustments to net earnings, contributed $453.7 million to cash flows from operating activities compared to a contribution of $577.6 million as computed on the same basis for the prior year quarter. Although results of operations, after non-cash adjustments to net earnings, were lower in the three months ended March 31, 2014, compared to the same period last year, changes to working capital were more favorable. Changes in working capital of $173.3 million contributed to cash flows from operating activities during the three months ended March 31, 2014, primarily from a decrease in other current assets as discussed below, compared to changes in working capital of $1.8 million during the three months ended March 31, 2013.

The decrease in other current assets of $151.4 million was primarily driven by a decrease in our final priced deferred product which is product shipped to customers not yet priced. During the three months ended March 31, 2014, a significant amount of product was priced and paid for by customers.

Investing Activities

Net cash used in investing activities was $1,634.3 million for the three months ended March 31, 2014 compared to $378.5 million for the same period a year ago. The increase in investing activities in the current quarter was primarily driven by the completion of the CF Phosphate Assets Acquisition for approximately $1.4 billion, partially offset by lower capital expenditures of $274.9 million, of which $54.0 million related to our Potash expansion projects. Capital expenditures decreased in the current quarter compared to the prior year quarter due to lower expansion spending and lower maintenance capital. During calendar 2013, we completed expansion work at both the Belle Plaine and Colonsay mines. In addition, in the first quarter of calendar 2013, we had spending for our remote brine injection well.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014, was $1,770.3 million, compared to $84.8 million for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during this quarter for an aggregate of approximately $1.7 billion.

Debt Instruments, Guarantees and Related Covenants

See Note 11 to the Consolidated Financial Statements in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report for additional information relating to our financing arrangements.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under “EPA RCRA Initiative,” and in Notes 11 and 17 to our Condensed Consolidated Financial Statements in this report.

Off-Balance Sheet Arrangements and Obligations

Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.

Contingencies

Information regarding contingencies is hereby incorporated by reference to Note 11 to our Condensed Consolidated Financial Statements in this report.

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

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes, excessive heat, cold, snow or rainfall, or drought;

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

•

our use of cash and/or available debt capacity to fund share repurchases, including past and future repurchases under the MAC Trusts Share Repurchase Agreement, financial assurance requirements arising in our business and strategic investments, that has reduced and is expected to continue to reduce our available cash and liquidity and increase our leverage;

•

the possibility that the market price of our Common Stock during the twenty trading day period prior to any repurchase under the MAC Trusts Share Repurchase Agreement rises above our expectations and adversely affects the benefits we anticipate from our repurchases of Class A Shares and our liquidity;

•	the effectiveness of our risk management strategy;

•

the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business and our investment in the Northern Promise Joint Venture;

•

actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, Canadian resource taxes and royalties, or the liabilities we assumed in the CF Phosphate Assets Acquisition;

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

•	potential liabilities imposed on us by the agreements relating to the Cargill Transaction;

•

difficulties with realization of the benefits of the CF Phosphate Assets Acquisition or the CF Ammonia Supply Agreements, including the risks that: the acquired assets may not be integrated successfully; the anticipated cost or capital expenditure savings from the transactions may not be fully realized or may take longer to realize than expected; regulatory agencies might not take, or might delay, actions with respect to permitting or regulatory enforcement matters that are necessary for us to fully realize the benefits of the transactions; or the price of natural gas will rise or the market price for ammonia will fall to a level at which the natural gas based pricing under one of the long term CF Ammonia Supply Agreements becomes disadvantageous to us; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.

Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our transition period report on Form 10-K for the seven months ended December 31, 2013.

We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 14 to the Consolidated Financial Statements in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Foreign Currency Exchange Contracts

As of March 31, 2014 and December 31, 2013, the fair value of our major foreign currency exchange contracts were ($27.2) million and ($17.4) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2014			As of December 31, 2013
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
	Years ending December 31,			Year ending December 31,
	2014	2015		2014
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—short	$740.1	$98.6	$(23.0)	$687.9	$(13.3)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0741	1.1152		1.0467
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$59.2	$—	$(1.6)	$87.2	$(3.0)
Weighted Average Rate—Brazilian real to U.S. dollar	2.3830	—		2.3849
Notional (million US$)—short	$33.4	$2.4		$45.7
Weighted Average Rate—Brazilian real to U.S. dollar	2.3952	2.5515		2.2559
Indian Rupee
Notional (million US$)—long	$63.0	$—	$(2.6)	$104.5	$(1.1)
Weighted Average Rate—Indian rupee to U.S. dollar	63.9661	—		63.9091

Total Fair Value			$(27.2)		$(17.4)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of March 31, 2014 and December 31, 2013, the fair value of our natural gas commodities contracts was $2.3 million and $(0.6) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2014			As of December 31, 2013
	Expected Maturity Date Years ending December 31,			Expected Maturity Date Years ending December 31,
	2014	2015	Fair Value	2014	2015	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	3.8	1.0	$2.3	7.2	1.0	$(0.6)
Weighted Average Rate (US$/MMBtu)	$3.72	$3.68		$3.71	$3.82

Total Fair Value			$2.3			$(0.6)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2014.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have included information about legal and environmental proceedings in Note 11 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.

We are also subject to the following legal and environmental proceedings in addition to those described in Note 11 of our Condensed Consolidated Financial Statements in this report:

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

On March 7, 2014, the environmental plaintiffs appealed the Tallahassee District Court’s order modifying the consent decree to the Eleventh Circuit Court of Appeals. On April 2, 2014, the EPA published a proposed rule to withdraw the final nutrient criteria standards for lakes, streams and downstream protection values. In that proposed rule, the EPA also indicated that it would not take further action regarding the nutrient criteria rules it had proposed in November 2012.

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

On September 20, 2013, the Louisiana District Court issued a decision in this matter, holding that while the EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, the EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. The EPA appealed this decision to the Fifth Circuit Court of Appeals in November 2013.

We intend to defend vigorously the EPA’s decision not to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. In the event that the EPA were required to establish numeric criteria for nitrogen and phosphorus in the Mississippi River basin and Gulf of Mexico, we cannot predict the requirements of such criteria or the effects on us or our customers.

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

The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended March 14, 2014:

Issuer Repurchases of Equity Securities(a)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that may be yet Purchased Under the Program(b)
January 1, 2014 - January 31, 2014	—	—	—	—

February 1, 2014 - February 28, 2014	155,000	$47.75	155,000	$880,255,856

March 1, 2014 - March 31, 2014	—	—	—	$605,294,643

Total	155,000	$47.75	155,000	$605,294,643

(a)

On February 11, 2014, we announced the Repurchase Program to repurchase up to $1 billion of our Class A Shares or Common Stock, through direct buybacks or in open market transactions. All repurchases shown in the table above were made in the open market. In addition to the repurchases shown in the table above, we repurchased approximately 8.2 million Class A Shares for approximately $387.3 million under the Repurchase Program. In accordance with rules of the SEC, Class A Shares are not included in the table above because they are not registered under the Securities Exchange Act of 1934. Repurchases of Class A Shares under the MAC Trusts Share Repurchase Agreement are not made under the Repurchase Program and are not counted against the amount that may be repurchased under it.

(b)	At the end of the month shown.

ITEM 4.	MINE SAFETY DISCLOSURES

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

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen Senior Vice President – Finance and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

May 6, 2014

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all instruments, other than those previously filed, defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries, to the extent required by rules of the Commission

10.iii.a.	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 17, 2014		X

10.iii.b.	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 17, 2014		X

10.iii.c.	Description of amendment, effective March 17, 2014, to outstanding Employee Restricted Stock Unit Award Agreements and Performance Unit Award Agreements approved on or after April 11, 2012 and prior to February 19, 2014 under The Mosaic Company 2004 Omnibus Stock and Incentive Plan		X

10.iii.d.	Form of Performance Share Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 27, 2014		X

10.iii.e.	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2014		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1