Form 10-Q
period 2014-06-30
MOSAIC CO
filed 2014-07-31
CIK 1285785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 340,302,863 shares of Common Stock and 34,352,114 shares of Class A Common Stock and 0 shares of Class B Common Stock as of July 30, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$2,440.2	$2,618.7	$4,426.5	$4,931.2
Cost of goods sold	1,919.1	1,953.4	3,493.7	3,624.2

Gross margin	521.1	665.3	932.8	1,307.0
Selling, general and administrative expenses	87.5	116.1	207.4	207.9
Other operating expense	30.4	23.5	55.6	82.3

Operating earnings	403.2	525.7	669.8	1,016.8
Change in value of share repurchase agreement	(5.5)	—	(65.5)	—
Interest (expense) income, net	(24.6)	0.4	(51.3)	4.2
Foreign currency transaction (loss) gain	(38.7)	22.2	4.7	39.2
Other (expense) income	(1.3)	2.8	(6.2)	2.2

Earnings from consolidated companies before income taxes	333.1	551.1	551.5	1,062.4
Provision for income taxes	82.7	126.3	80.1	260.0

Earnings from consolidated companies	250.4	424.8	471.4	802.4
Equity in net earnings (loss) of nonconsolidated companies	(2.2)	5.2	(5.5)	7.5

Net earnings including noncontrolling interests	248.2	430.0	465.9	809.9
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	0.2	(0.1)	0.3

Net earnings attributable to Mosaic	$248.4	$429.8	$466.0	$809.6

Basic net earnings per share attributable to Mosaic	$0.65	$1.01	$1.19	$1.90

Diluted net earnings per share attributable to Mosaic	$0.64	$1.01	$1.18	$1.90

Basic weighted average number of shares outstanding	374.2	425.8	376.1	425.8
Diluted weighted average number of shares outstanding	376.2	427.2	377.5	427.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings including noncontrolling interest	$248.2	$430.0	$465.9	$809.9

Other comprehensive income, net of tax
Foreign currency translation, net of tax	251.6	(256.1)	13.0	(408.3)
Net actuarial (loss) gain and prior service cost, net of tax	(0.5)	(16.6)	2.9	(12.8)
Amortization of loss on interest rate swap	0.7	—	1.4	—

Other comprehensive income (loss)	251.8	(272.7)	17.3	(421.1)

Comprehensive income	500.0	157.3	483.2	388.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	(1.2)	0.9	(0.9)

Comprehensive income attributable to Mosaic	$499.8	$158.5	$482.3	$389.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,367.0	$5,293.1
Receivables, net	604.2	543.1
Inventories	1,579.6	1,432.9
Deferred income taxes	161.0	129.9
Other current assets	476.6	706.8

Total current assets	5,188.4	8,105.8
Property, plant and equipment, net of accumulated depreciation of $4,341.4 million and $4,025.0 million, respectively	9,694.5	8,576.6
Investments in nonconsolidated companies	720.8	576.4
Goodwill	1,792.9	1,794.4
Deferred income taxes	192.3	152.2
Other assets	704.6	348.6

Total assets	$18,293.5	$19,554.0

Liabilities and Equity
Current liabilities:
Short-term debt	$12.7	$22.6
Current maturities of long-term debt	0.6	0.4
Accounts payable	750.2	570.2
Accrued liabilities	832.2	666.3
Contractual share repurchase liability	306.5	1,985.9
Deferred income taxes	20.1	20.5

Total current liabilities	1,922.3	3,265.9
Long-term debt, less current maturities	3,012.9	3,008.9
Deferred income taxes	1,009.0	1,031.5
Other noncurrent liabilities	1,084.7	927.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Class A Common Stock, $0.01 par value, 211,380,055 shares authorized, 40,536,977 shares issued and outstanding as of June 30, 2014, 254,300,000 shares authorized, 128,759,772 shares issued and 85,839,827 shares outstanding as of December 31, 2013	0.4	1.3
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 352,271,969 shares issued and 340,233,507 shares outstanding as of June 30, 2014, 352,204,571 shares issued and 340,166,109 shares outstanding as of December 31, 2013	3.4	3.0
Capital in excess of par value	42.3	1.6
Retained earnings	11,069.2	11,182.1
Accumulated other comprehensive income	130.6	114.3

Total Mosaic stockholders’ equity	11,245.9	11,302.3
Noncontrolling interests	18.7	18.3

Total equity	11,264.6	11,320.6

Total liabilities and equity	$18,293.5	$19,554.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$465.9	$809.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	368.7	322.7
Deferred income taxes	(92.0)	205.3
Equity in net loss of nonconsolidated companies, net of dividends	7.0	29.3
Accretion expense for asset retirement obligations	21.2	16.7
Share-based compensation expense	43.5	5.6
Amortization of acquired inventory	35.5	—
Change in value of share repurchase agreement	65.5	—
Unrealized (gain) loss on derivatives	(29.6)	44.5
Other	8.9	12.9
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	(70.1)	59.9
Inventories	(36.2)	22.8
Other current and noncurrent assets	166.4	(70.8)
Accounts payable	265.8	(24.6)
Accrued liabilities and income taxes	171.8	155.9
Other noncurrent liabilities	31.0	(28.4)

Net cash provided by operating activities	1,423.3	1,561.7
Cash Flows from Investing Activities:
Capital expenditures	(488.9)	(741.5)
Acquisition of business	(1,353.6)	—
Investments in nonconsolidated companies	(149.6)	(21.8)
Other	(2.5)	3.4

Net cash used in investing activities	(1,994.6)	(759.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(123.9)	(176.1)
Proceeds from issuance of short-term debt	102.8	147.6
Payments of long-term debt	(1.0)	(0.8)
Proceeds from issuance of long-term debt	4.1	0.7
Proceeds from stock option exercises	1.3	—
Repurchases of stock	(2,132.7)	—
Cash dividends paid	(194.8)	(213.2)
Other	(0.6)	4.7

Net cash used in financing activities	(2,344.8)	(237.1)
Effect of exchange rate changes on cash	(10.0)	(54.5)

Net change in cash and cash equivalents	(2,926.1)	510.2
Cash and cash equivalents—December 31	5,293.1	3,405.3

Cash and cash equivalents—June 30	$2,367.0	$3,915.5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $19.2 and $22.8 for the six months ended June 30, 2014 and 2013, respectively)	$57.7	$3.6
Income taxes (net of refunds)	60.3	133.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except per share amounts)

(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance as of May 31, 2013	425.8	$4.3	$1,491.3	$11,603.4	$326.4	$17.5	$13,442.9
Total comprehensive income (loss)	—	—	—	340.0	(212.1)	1.2	129.1
Stock option exercises	0.1	—	1.1	—	—	—	1.1
Amortization of stock based compensation	—	—	23.3	—	—	—	23.3
Forward contract to repurchase Class A Common Stock	—	—	(1,511.3)	(547.8)	—	—	(2,059.1)
Dividends ($0.50 per share)	—	—	—	(213.5)	—	—	(213.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Tax shortfall related to share based compensation	—	—	(2.8)	—	—	—	(2.8)

Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6
Total comprehensive income (loss)	—	—	—	466.0	16.3	0.9	483.2
Stock option exercises	0.1	—	1.3	—	—	—	1.3
Amortization of stock based compensation	—	—	43.5	—	—	—	43.5
Forward contract and repurchases of stock	(45.4)	(0.5)	(4.0)	(383.3)			(387.8)
Dividends ($0.50 per share)	—	—	—	(195.6)	—	—	(195.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Tax shortfall related to share based compensation	—	—	(0.1)	—	—	—	(0.1)

Balance as of June 30, 2014	380.6	$3.8	$42.3	$11,069.2	$130.6	$18.7	$11,264.6

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

Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results also include our international distribution activities. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We own 25% of the joint venture and will market approximately 25% of its production. On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain related liabilities (“CF Phosphate Assets Acquisition”) of CF Industries, Inc. (“CF”). This transaction is further described in Note 17 to our Condensed Consolidated Financial Statements in this report.

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

2. Cargill Transaction

As previously reported, on May 25, 2011, we facilitated the exit by Cargill, Incorporated (“Cargill”) from its equity interest in us through a split-off to its stockholders and a debt exchange with its debt holders, and initiated the first in a series of transactions (the “Cargill Transaction”) intended to result in the ongoing orderly disposition of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Among other previously reported actions in furtherance of the Cargill Transaction, on December 6, 2013, we entered into a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with two former Cargill stockholders (the “MAC Trusts”) to purchase all of the remaining shares of Class A Common Stock (“Class A Shares”) held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. At June 30, 2014, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 15,462,145 Class A Shares, Series A-2, had been repurchased for an aggregate of $1.7 billion.

Subsequent to June 30, 2014, pursuant to the MAC Trusts Share Repurchase Agreement, the remaining 6,184,863 Class A Shares, Series A-2, have been repurchased for an aggregate of approximately $300 million.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The MAC Trusts Share Repurchase Agreement, along with the share repurchase agreements we entered with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements” and together with the MAC Trusts Share Repurchase Agreement, the “Share Repurchase Agreements”) are accounted for as a forward contract with an initial liability established at fair value based on the average of the weighted average trading price for each of the preceding 20-day trading days as noted above and a corresponding reduction of equity. The contract is subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. We are required to exclude the common shares that are to be repurchased in calculating basic and diluted earnings per share (“EPS”). Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that are to be repurchased that have not been recognized in the consolidated statement of earnings shall be deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 6 of our Condensed Consolidated Financial Statements.

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

Accounting Estimates

Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations (“ARO”), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts, including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Recently Issued Accounting Guidance

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance was effective for us beginning January 1, 2014 and will be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. This guidance did not have a material impact on our results of operations or financial position.

Pronouncements Issued But Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for reporting a discontinued operation. Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation. This guidance is effective prospectively for us beginning January 1, 2015 with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously. We do not expect that this guidance will have a material impact on our results of operations or financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This guidance is effective for us beginning January 1, 2017, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Financial Statement Data

The following provides additional information concerning selected balance sheet accounts:

(in millions)	June 30, 2014	December 31, 2013
Other current assets
Final price deferred(a)	$51.4	$154.3
Income and other taxes receivable	144.8	272.6
Prepaid expenses	118.6	115.8
Assets held for sale(b)	91.3	111.9
Other	70.5	52.2

	$476.6	$706.8

Accrued liabilities
Payroll and employee benefits	$146.7	$111.8
Asset retirement obligations	105.1	86.3
Customer prepayments	275.4	131.9
Other	305.0	336.3

	$832.2	$666.3

Other noncurrent liabilities
Asset retirement obligations	$759.6	$637.6
Other	325.1	289.5

	$1,084.7	$927.1

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings attributed to Mosaic	$248.4	$429.8	$466.0	$809.6
Undistributed earnings attributable to participating securities	(6.3)	—	(19.5)	—

Numerator for basic and diluted earnings available to common stockholders	$242.1	$429.8	$446.5	$809.6

Basic weighted average number of shares outstanding	384.0	425.8	392.5	425.8
Shares subject to forward contract	(9.8)	—	(16.4)	—

Basic weighted average number of shares outstanding attributable to common stockholders	374.2	425.8	376.1	425.8
Dilutive impact of share-based awards	2.0	1.4	1.4	1.4

Diluted weighted average number of shares outstanding	376.2	427.2	377.5	427.2

Basic net earnings per share	$0.65	$1.01	$1.19	$1.90
Diluted net earnings per share	$0.64	$1.01	$1.18	$1.90

A total of 1.3 million shares of Common Stock subject to issuance upon exercise of stock options for the three and six months ended June 30, 2014, and 0.4 million shares for the three and six months ended June 30, 2013, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.

7. Income Taxes

We record unrecognized tax benefits in accordance with applicable accounting standards. During the six months ended June 30, 2014, gross unrecognized tax benefits increased by $12.8 million to $112.0 million. If recognized, approximately $100.0 million of the $112.0 million in unrecognized tax benefits would affect our effective tax rate in future periods.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $23.2 million and $28.8 million as of June 30, 2014 and December 31, 2013, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

Based upon the information available as of June 30, 2014, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

It is reasonably possible that the Company could change the tax status of one of its non-U.S. subsidiaries within the next twelve months, which would result in a tax benefit to the Company in the period when the tax status changes. As of June 30, 2014, this tax benefit is estimated to be between $60 million and $100 million.

For the three months ended June 30, 2014, tax expense specific to the period included a benefit of $13.5 million, which primarily related to changes in estimates related to the filing of the December 31, 2013 tax returns for certain non-U.S. subsidiaries. For the six months ended June 30, 2014, we recorded tax benefits specific to the period of $76.0 million, which primarily related to the intended sale of our distribution business in Argentina, as well as the changes in estimates previously noted.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$42.1	$34.0
Work in process	536.3	433.6
Finished goods	921.6	891.6
Operating materials and supplies	79.6	73.7

	$1,579.6	$1,432.9

9. Goodwill

The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Total
Balance as of December 31, 2013	$535.8	$1,258.6	$1,794.4
Foreign currency translation	—	(1.8)	(1.8)
Reallocation of goodwill to assets held for sale	5.1	(4.8)	0.3

Balance as of June 30, 2014	$540.9	$1,252.0	$1,792.9

We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy.

10. Financing Arrangements

Term Loan Facility

On March 20, 2014, Mosaic entered into an unsecured $800 million term loan facility (the “Term Loan Facility”) with certain financial institutions. Under the Term Loan Facility, Mosaic may on up to two occasions borrow, on a pro rata basis, up to $370 million under Term A-1 Loans (the “Term A-1 Loans”) and up to $430 million under Term A-2 Loans (“Term A-2 Loans,” and collectively with the Term A-1 Loans, “Loans”). The lenders’ commitments to loan such amounts expire on the earlier of September 19, 2014, full funding of the Loans or earlier termination of the loan commitments (the “Commitment Termination Date”). Final maturity of the Term A-1 Loans is the third anniversary of the Commitment Termination Date and final maturity of the Term A-2 Loans is the fifth anniversary of the Commitment Termination Date. In addition, Mosaic is required to repay 5.00% of the Term A-1 loan balance on each of the first two anniversaries of the Commitment Termination Date and 5.00% of the Term A-2 loan balance on each of the first two anniversaries, 7.50% on the third anniversary, and 10.00% on the fourth anniversary of the Commitment Termination Date. A ticking fee accrues at an annual rate of 0.125% on the aggregate undrawn commitments under the Term Loan Facility beginning April 19, 2014. Mosaic may prepay the outstanding Loans at any time, partially or in whole, at its own discretion, without premium or penalty.

As of June 30, 2014, no borrowings have been made or are outstanding under the Term Loan Facility. Proceeds of borrowings under the Term Loan Facility may be used to replenish cash that Mosaic used to fund the CF Phosphate Assets Acquisition as described in Note 17 or for working capital, capital expenditures, dividends, share repurchases, other acquisitions and other lawful corporate purposes.

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

We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $36.2 million and $31.3 million as of June 30, 2014 and December 31, 2013, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.

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

We are negotiating the terms of a possible settlement with the EPA, the DOJ, the Florida Department of Environmental Protection and the Louisiana Department of Environmental Quality (collectively, the “Government”) and the final terms are not yet agreed upon or approved. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted with key elements including, in general and among other elements, the following:

•	Incurring future capital expenditures likely to exceed $150 million in the aggregate over a period of several years.

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

Brazil Tax Contingencies

Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $102 million. Approximately $55 million of the maximum potential liability relates to PIS and Cofins tax credit cases while the majority of the remaining amount relates to various other non-income tax cases such as value added taxes. In the event that the Brazilian government was to prevail in connection with all judicial and administrative matters involving us and considering the amount of judicial deposits made, our maximum cash tax liability with respect to these matters would be approximately $101 million. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Accounting for Derivative Instruments and Hedging Activities

We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of June 30, 2014 and December 31, 2013, the gross asset position of our derivative instruments was $22.8 million and $7.9 million, respectively, and the gross liability position of our liability instruments was $7.9 million and $20.4 million, respectively.

Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain/(loss) line in the Consolidated Statements of Earnings.

As of June 30, 2014 and December 31, 2013, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units) Derivative Instrument	Derivative Category	Unit of Measure	June 30, 2014	December 31, 2013
Foreign currency derivatives	Foreign currency	US Dollars	1,237.2	940.2
Natural gas derivatives	Commodity	MMbtu	3.1	8.2
Ocean freight contracts	Freight	Tonnes	0.2	0.3

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association (“ISDA”) agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2014 and December 31, 2013, was $2.6 million and $12.3 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014, we would be required to post $0.2 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Fair Value Measurements

Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:

Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within eighteen months. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction gain (loss). As of June 30, 2014 and December 31, 2013, the gross asset position of our foreign currency derivative instruments was $19.1 million and $0.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $7.4 million and $18.1 million, respectively.

Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold. As of June 30, 2014 and December 31, 2013, the gross asset position of our commodity derivative instruments was $3.5 million and $6.0 million, respectively, and the gross liability position of our commodity derivative instruments was $0.3 million and $2.0 million, respectively.

Freight Derivatives-The freight derivatives that we currently use are forward freight agreements. We estimate fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker quotations. Therefore, these contracts are classified in Level 2. Certain ocean freight derivatives are traded in less active markets with less availability of pricing information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold. As of June 30, 2014 and December 31, 2013, the gross asset position of our freight derivative instruments was $0.2 million and $1.3 million, respectively, and the gross liability position of our freight derivative instruments was $0.2 million and $0.3 million, respectively.

Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,367.0	$2,367.0	$5,293.1	$5,293.1
Receivables, net	604.2	604.2	543.1	543.1
Accounts payable	750.2	750.2	570.2	570.2
Short-term debt	12.7	12.7	22.6	22.6
Long-term debt, including current portion	3,013.5	3,284.3	3,009.3	3,059.6

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

14. Related Party Transactions

We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of June 30, 2014 the net amount due to our non-consolidated companies totaled $59.0 million and the amount due from them was $52.6 million at December 31, 2013.

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Transactions with non-consolidated companies included in net sales	$307.7	$464.9	$512.7	$802.8
Transactions with non-consolidated companies included in cost of goods sold	191.3	168.8	288.7	248.7

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Business Segments

The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and Other. Segment information for the three and six months ended June 30, 2014 and 2013 was as follows:

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended June 30, 2014
Net sales to external customers	$1,671.5	$760.2	$8.5	$2,440.2
Intersegment net sales	—	2.1	(2.1)	—

Net sales	1,671.5	762.3	6.4	2,440.2
Gross margin	283.5	250.5	(12.9)	521.1
Operating earnings	206.2	212.9	(15.9)	403.2
Capital expenditures	115.0	93.8	5.2	214.0
Depreciation, depletion and amortization expense	94.9	92.0	7.5	194.4

Three months ended June 30, 2013
Net sales to external customers	$1,645.7	$968.6	$4.4	$2,618.7
Intersegment net sales	—	5.3	(5.3)	—

Net sales	1,645.7	973.9	(0.9)	2,618.7
Gross margin	279.4	388.9	(3.0)	665.3
Operating earnings	190.9	346.3	(11.5)	525.7
Capital expenditures	140.3	216.0	17.7	374.0
Depreciation, depletion and amortization expense	74.1	88.7	4.9	167.7

Six months ended June 30, 2014
Net sales to external customers	$2,925.1	$1,486.5	$14.9	$4,426.5
Intersegment net sales	—	9.0	(9.0)	—

Net sales	2,925.1	1,495.5	5.9	4,426.5
Gross margin	490.8	462.6	(20.6)	932.8
Operating earnings	344.3	379.1	(53.6)	669.8
Capital expenditures	238.4	237.7	12.8	488.9
Depreciation, depletion and amortization expense	176.3	178.8	13.6	368.7

Six months ended June 30, 2013
Net sales to external customers	$3,146.5	$1,777.0	$7.7	$4,931.2
Intersegment net sales	—	21.5	(21.5)	—

Net sales	3,146.5	1,798.5	(13.8)	4,931.2
Gross margin	532.4	785.9	(11.3)	1,307.0
Operating earnings	375.6	652.5	(11.3)	1,016.8
Capital expenditures	240.5	450.8	50.2	741.5
Depreciation, depletion and amortization expense	145.9	167.6	9.2	322.7

Total assets as of June 30, 2014	$10,894.0	$9,953.9	$(2,554.4)	$18,293.5
Total assets as of December 31, 2013	9,945.1	9,597.4	11.5	19,554.0

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Assets Held for Sale

In 2013, we decided to exit our distribution businesses in Argentina and Chile. In connection with this decision, we wrote down the related assets by approximately $56 million pre-tax to their estimated fair value, of which $50 million was included in loss on write down of assets in the Consolidated Statement of Earnings in our 10-K Report. As a result of new information regarding the structure of the intended disposition of Argentina’s distribution business as an asset sale, during the six months ended June 30, 2014, we recorded a $53.6 million tax benefit. Additionally, the decision was made in the second quarter of 2014 to close the Chile business and sell the remaining fixed assets. We recorded a loss of $5.6 million pre-tax related to the decision. The assets related to Argentina’s distribution businesses and the fixed assets related to Chile’s distribution businesses qualify for asset held for sale accounting. At June 30, 2014, we included $49.8 million in other current assets and $8.1 million in accrued liabilities in our Condensed Consolidated Balance Sheet as assets held for sale. We expect to continue to sell our products in these countries by using other distribution channels.

In 2013, we also decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. In connection with the planned sale of this mine, we wrote down the related assets by approximately $48 million pre-tax, to their estimated fair value in 2013, and recorded a corresponding tax benefit of approximately $17 million, which is reflected in the Consolidated Statement of Earnings in our 10-K Report. At June 30, 2014, approximately $41 million has been included in assets held for sale related to Hersey. The sale of the salt operations was completed on July 29, 2014 for $55 million, resulting in a pre-tax gain of $13.5 million.

17. CF Acquisition

On March 17, 2014, we completed the CF Phosphate Assets Acquisition. The purchase price was $1,172.1 million, which includes $22.2 million related to adjustments to working capital acquired that was paid subsequent to June 30, 2014, plus an additional $203.7 million (all in cash) to fund CF’s asset retirement obligation trust and escrow. We acquired CF’s phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. This acquisition allows us to take advantage of synergies associated with combining our phosphate operations and logistical capabilities in Central Florida with those of CF. In addition, we will be able to forego the construction of a beneficiation plant at Ona and the construction of an ammonia plant. The results of the CF phosphates operations have been included in our condensed consolidated financial statements for the period from March 17, 2014 through June 30, 2014.

As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City, Florida phosphate concentrates facility (the “Plant City Facility”) and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that pre-fund the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. The Plant City Trust is currently fully funded based on our most recent closure cost estimates. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We expect we will be required to deposit up to an additional $4 million in the Bonnie Facility Trust near the end of 2015. Both financial assurance funding obligations require estimates of

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Trust. The deposits into the Plant City Trust and the Bonnie Facility Escrow are reflected in the Statement of Cash Flows components of the $1,353.6 million cash used in the CF Phosphate Assets Acquisition.

At June 30, 2014, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $100 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Condensed Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition we also acquired ARO related to land reclamation.

The following table summarizes the amounts of the assets acquired and liabilities assumed as recognized with the acquisition. The fair value of these assets and liabilities is provisional pending receipt of the final valuation:

(in millions)
Inventory	$144.1
Other current assets	0.5
Mineral properties and rights	499.7
Property, plant and equipment	627.1
Funds for asset retirement obligations(1)	203.7
Other assets	56.8
Current liabilities	(1.5)
Other liabilities	(9.0)
Asset retirement obligation	(145.6)

$1,375.8

(1)	Included with other assets in the Condensed Consolidated Balance Sheet as of June 30, 2014

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

We recognized approximately $2.0 million and $7.0 million of acquisition and integration costs that were expensed during the three and six months ended June 30, 2014. These costs are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CF phosphates operations contributed revenues of $217.0 million and net earnings (loss) of $(2.2) million from March 17, 2014 through June 30, 2014, excluding the effects of the acquisition and integration costs described above.

The unaudited pro-forma consolidated results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2013. The pro-forma results below include adjustments related to depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, depletion of acquired mineral rights, and the associated income tax impacts. The pro-forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro-forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or transaction or integration costs relating to the acquisition.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net sales	$2,440.2	$2,808.4	$4,571.6	$5,413.8
Net earnings attributable to Mosaic	$248.4	$432.6	$455.5	$796.3

18. Investment in Northern Promise Joint Venture

As of June 30, 2014, our investment in Northern Promise Joint Venture is approximately $323.5 million and is accounted for as an equity method investment. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the “Project”) will approximate $7.5 billion, which we expect to be funded primarily through investments by us, Ma’aden and SABIC and through borrowing arrangements and other external project financing facilities (“Funding Facilities”). We currently estimate that our cash investment in the Project, including the amount we have invested to date together with the amounts discussed below, will approximate $850 million. We own a 25% equity interest in the Northern Promise Joint Venture.

On June 30, 2014, the Northern Promise Joint Venture entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion.

Also on June 30, 2014, in support of the Funding Facilities, we, together with Ma’aden and SABIC, agreed to provide our respective proportionate shares of the funding necessary for the Northern Promise Joint Venture by:

(a)	Contributing equity or making shareholder subordinated loans of up to $2.4 billion to fund project costs to complete and commission the Project (the “Equity Commitments”).

(b)

Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder subordinated loans or providing bank subordinated loans, to fund cost overruns on the Project (the “Additional Cost Overrun Commitment”).

(c)

Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans, to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”). Our proportionate share of amounts covered by the DSU Commitment is not presently anticipated to exceed approximately $200 million. No amounts have been recorded as of June 30, 2014 for the fair value of the DSU Commitment as no borrowings have been made against the Funding Facilities. As borrowings are made, will record the fair value of the DSU Commitment with respect thereto. We anticipate that the aggregate fair value of the DSU commitment will be substantially less than $200 million.

THE MOSAIC COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)

To the extent that, by December 31, 2016, the Northern Promise Joint Venture has not received payment of certain governmental funding that has been allocated for the development of infrastructure assets to be utilized for the Project in the amount of at least $260 million, providing subordinated bridge loans to the Northern Promise Joint Venture (the “IFA Bridge Loan”).

(e)

From the earlier of the project completion date or June 30, 2020, to the extent there is a shortfall in the amounts available to pay Scheduled Debt Service, depositing for the payment of Scheduled Debt Service an amount up to the respective amount of certain shareholder tax amounts, and severance fees under the Northern Promise Joint Venture’s mining license, paid within the prior 36 months by the Northern Promise Joint Venture on behalf of us, Ma’aden and SABIC, if any.

The Northern Promise Joint Venture has not yet entered into definitive agreements for certain of the planned Funding Facilities (the “Future Funding Facilities”) for the Project, and the definitive terms with respect to these Future Funding Facilities have not been established. To the extent that the Northern Promise Joint Venture does not obtain definitive commitments for certain of these Future Finance Facilities in the amount of approximately $560 million aggregate principal amount by June 30, 2016, we, together with Ma’aden and SABIC, have agreed to either arrange for other Future Funding Facilities or provide funding in the form of financial indebtedness to the Northern Promise Joint Venture in the amount of our respective proportionate shares of the shortfall.

We anticipate that, in connection with the Future Finance Facilities, we and the Northern Promise Joint Venture will undertake obligations in addition to the current Equity Commitments, the Additional Cost Overrun Commitment, the DSU Commitment and the IFA Bridge Loan.

19. Subsequent Event

On July 21, 2014, we decided to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. The final date for production is expected to be December 31, 2014. The decision was based on the quality of the ore in the Carlsbad basin and the age of the facility’s infrastructure. Our larger potash production facilities at Esterhazy, Belle Plaine and Colonsay in Saskatchewan, Canada will continue to produce MOP.

We plan to transition the Carlsbad facility to exclusive production of our highly valued K-Mag® product line. We currently estimate that the discontinued production will result in total pre-tax charges in the range of $135 million to $160 million (primarily in the form of non-cash accelerated depreciation and depletion charges of approximately $105 million to $130 million and cash severance charges of $10 million to $20 million). The third quarter pre-tax charges are estimated to be in the range of $55 million to $75 million, with the majority of the remainder expected to be recorded in the fourth quarter.

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

Results of Operations

The following table shows the results of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		2014-2013		Six months ended June 30,		2014-2013
(in millions, except per share data)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net sales	$2,440.2	$2,618.7	$(178.5)	(7)%	$4,426.5	$4,931.2	$(504.7)	(10)%
Cost of goods sold	1,919.1	1,953.4	(34.3)	(2)%	3,493.7	3,624.2	(130.5)	(4)%

Gross margin	521.1	665.3	(144.2)	(22)%	932.8	1,307.0	(374.2)	(29)%
Gross margin percentage	21%	25%			21%	27%
Selling, general and administrative expenses	87.5	116.1	(28.6)	(25)%	207.4	207.9	(0.5)	—%
Other operating expense	30.4	23.5	6.9	29%	55.6	82.3	(26.7)	(32)%

Operating earnings	403.2	525.7	(122.5)	(23)%	669.8	1,016.8	(347.0)	(34)%
Change in value of share repurchase agreement	(5.5)	—	(5.5)	NM	(65.5)	—	(65.5)	NM
Interest (expense) income, net	(24.6)	0.4	(25.0)	NM	(51.3)	4.2	(55.5)	NM
Foreign currency transaction (loss) gain	(38.7)	22.2	(60.9)	NM	4.7	39.2	(34.5)	(88)%
Other (expense) income	(1.3)	2.8	(4.1)	(146)%	(6.2)	2.2	(8.4)	NM

Earnings from consolidated companies before income taxes	333.1	551.1	(218.0)	(40)%	551.5	1,062.4	(510.9)	(48)%
Provision for income taxes	82.7	126.3	(43.6)	(35)%	80.1	260.0	(179.9)	(69)%

Earnings from consolidated companies	250.4	424.8	(174.4)	(41)%	471.4	802.4	(331.0)	(41)%
Equity in net earnings (loss) of nonconsolidated companies	(2.2)	5.2	(7.4)	(142)%	(5.5)	7.5	(13.0)	(173)%

Net earnings including noncontrolling interests	248.2	430.0	(181.8)	(42)%	465.9	809.9	(344.0)	(42)%
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	0.2	(0.4)	NM	(0.1)	0.3	(0.4)	(133)%

Net earnings attributable to Mosaic	$248.4	$429.8	$(181.4)	(42)%	$466.0	$809.6	$(343.6)	(42)%

Diluted net earnings per share attributable to Mosaic	$0.64	$1.01	$(0.37)	(37)%	$1.18	$1.90	$(0.72)	(38)%
Diluted weighted average number of shares outstanding	376.2	427.2			377.5	427.2

Overview of Consolidated Results for the three months ended June 30, 2014 and 2013

Net sales decreased to $2.4 billion for the three months ended June 30, 2014, compared to $2.6 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended June 30, 2014 were $248.4 million, or $0.64 per diluted share, compared to $429.8 million, or $1.01 per diluted share, for the period a year ago. Included in net earnings for the three months ended June 30, 2014, is approximately $14 million, or $0.03 per diluted share, related to a discrete income tax benefit. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating earnings for the three months ended June 30, 2014, were primarily impacted by lower potash selling prices compared to the same period in the prior year. Potash selling prices have stabilized and strengthened in 2014 but have not recovered to levels in the comparable prior year period. This was due to uncertainty in the potash market and weak customer sentiment, which was exacerbated in July 2013, when one of our global competitors announced its intention to increase production volumes and corresponding sales volumes.

Other Highlights

During the three months ended June 30, 2014:

•	We maintained a strong financial position with cash and cash equivalents of $2.4 billion as of June 30, 2014.

•	We continued to execute on our strategic plans and other priorities during the quarter ended June 30, 2014:

•

We continued to repurchase the shares under the MAC Trusts Share Repurchase Agreement. At June 30, 2014, we have repurchased all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 15,462,145 Class A Shares, Series A-2, for an aggregate of approximately $1.7 billion. Subsequent to June 30, 2014, the remaining 6,184,863 Class A Shares, Series A-2, were repurchased for an aggregate of approximately $300 million, completing our commitments, including the MAC Trust Share Repurchase Agreement, to purchase approximately 52 million shares, which represented approximately 12% of our shares outstanding at December 2013.

•

On April 15, 2014, we signed definitive agreements with Archer Daniels Midland Company (“ADM”) to acquire its fertilizer distribution business and working capital in Brazil and Paraguay for approximately $350 million. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil as well as replace a substantial amount of planned internal investments in that country. Under the terms of the agreements, we would acquire four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients. We have received anti-trust approval in Brazil. Other regulatory approvals remain pending. We expect the acquisition to close near the end of 2014.

The parties have also negotiated the terms of five-year fertilizer supply agreements providing for us to supply ADM’s fertilizer needs in Brazil and Paraguay.

•	The Esterhazy K3 mine development is on track, with both shafts more than 1,500 feet below surface.

•

On June 30, 2014, the Northern Promise Joint Venture entered into funding facilities with a consortium of 20 financial institutions for a total amount of $5.0 billion. We estimate the cost to develop and construct the integrated phosphate production facilities will approximate $7.5 billion, which we expect to be funded through external funding facilities, including the one mentioned above, and investments by the joint venture members.

•

We entered into an agreement to sell the salt operations at our Hersey, Michigan mine for approximately $55 million. The sale was completed in July 2014 and we will record a pre-tax gain of $13.5 million in the third quarter of 2014.

•	We recorded a foreign currency transaction loss of $38.7 million for the three months ended June 30, 2014 compared with a gain of $22.2 million for the same period a year ago.

Subsequent to the quarter end, on July 23, 2014, we announced our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. The final date for production is expected to be December 31, 2014. The decision is based on the quality of the ore in the Carlsbad basin and the age of the facility’s infrastructure. We plan to transition the Carlsbad facility to exclusive production of our highly valued K-Mag® product line. We currently estimate that the discontinued production will result in total pre-tax charges in the range of $135 million to $160 million (primarily in the form of non-cash accelerated depreciation and depletion charges of approximately $105 million to $130 million and cash severance charges of $10 million to $20 million). The third quarter pre-tax charges are estimated to be in the range of $55 million to $75 million with the majority of the remainder expected to be recorded in the fourth quarter.

Overview of Consolidated Results for the six months ended June 30, 2014 and 2013

Net earnings attributable to Mosaic for the six months ended June 30, 2014 were $466.0 million, or $1.18 per diluted share, compared to $809.6 million, or $1.90 per diluted share, for the same period a year ago. Included in net earnings is $66 million, or $0.17 per diluted share, related to the change in value of our Share Repurchase Agreements and a discrete income tax benefit of approximately $76 million, or $0.19 per diluted share. On March 17, 2014, we completed the CF Phosphate Assets Acquisition and have included the results in our condensed consolidated financial statements from that date. Results for the six months ended June 30, 2014 and 2013 reflected the factors discussed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating earnings for the six months ended June 30, 2014, were impacted by lower potash and phosphate selling prices compared to the same period in the prior year, partially offset by increased sales volumes for both, and lower raw material costs for our phosphate products.

Potash selling prices reflected the impact discussed above for the three months ended June 30, 2014. Potash sales volumes increased in the current period compared to the same period in the prior year due to a strong spring application season in North America. Also, the signing of supply contracts with customers in China in the first quarter of 2014 helped establish a price floor in the market, leading customers to resume purchasing product.

Phosphates selling prices were also lower than in the same period of the prior year. In the first quarter of the prior year, we began to see phosphates selling prices decline, in part due to softer global demand caused by higher producer inventories and a decline in India’s import demand. This decline continued until the fourth quarter of 2013, when prices hit a floor. In December 2013, we began to see phosphate selling prices increase, which has continued into the first six months of 2014. This was due to several factors, including strong North American demand, production outages by other global producers and rail and barge logistical challenges in the U.S. in the first quarter of 2014 from extended cold weather.

Phosphates sales volumes for the six months ended June 30, 2014, were higher than those from the same period in the prior year. The increase was primarily due to the sale of approximately 0.4 million additional tonnes related to the CF Phosphate Assets Acquisition and rising prices, which helped drive demand in North America during the current year period.

Other noteworthy matters during the six months ended June 30, 2014 and 2013 included:

•

Our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing the Company to repurchase Class A Shares or Common Stock, through direct buybacks or in the open market. For the six months ended June 30, 2014, we purchased 8.4 million shares under this program, including approximately 8.2 million shares under the Family Trusts Share Repurchase Agreements. All the shares under these agreements were repurchased during the first quarter for an aggregate of $387.3 million.

•

During the six months ended June 30, 2013, we recorded a pre-tax charge of approximately $42 million for the settlement and related costs of the potash antitrust litigation, which was included in other operating expenses.

Phosphates Net Sales and Gross Margin

The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended June 30,		2014-2013		Six months ended June 30,		2014-2013
(in millions, except price per tonne or unit)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net sales:
North America	$724.4	$589.1	$135.3	23%	$1,282.9	$1,138.0	$144.9	13%
International	947.1	1,056.6	(109.5)	(10)%	1,642.2	2,008.5	(366.3)	(18)%

Total	1,671.5	1,645.7	25.8	2%	2,925.1	3,146.5	(221.4)	(7)%
Cost of goods sold	1,388.0	1,366.3	21.7	2%	2,434.3	2,614.1	(179.8)	(7)%

Gross margin	$283.5	$279.4	$4.1	1%	$490.8	$532.4	$(41.6)	(8)%

Gross margin as a percent of net sales	17%	17%			17%	17%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America(a)	948	682	266	39%	1,694	1,320	374	28%
International(a)	806	796	10	1%	1,473	1,668	(195)	(12)%
MicroEssentials®	337	320	17	5%	732	670	62	9%
Crop Nutrient Blends	792	652	140	21%	1,348	1,144	204	18%

Total	2,883	2,450	433	18%	5,247	4,802	445	9%
Feed Phosphates	169	131	38	29%	316	264	52	20%
Other(b)	324	340	(16)	(5)%	506	525	(19)	(4)%

Total Phosphates Segment Tonnes	3,376	2,921	455	16%	6,069	5,591	478	9%

Average selling price per tonne:
DAP (FOB plant)	$465	$477	$(12)	(3)%	443	$484	$(41)	(8)%
Crop Nutrient Blends (FOB destination)	456	560	(104)	(19)%	454	560	(106)	(19)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$473	$517	$(44)	(9)%	$431	$533	$(102)	(19)%
Sulfur (long ton)	128	169	(41)	(24)%	114	173	(59)	(34)%

(a)	Excludes Crop Nutrient Blends and MicroEssentials®.
(b)	Other volumes are primarily single superphosphate (“SSP”), potash and nitrogen products sold outside of North America.

Three months ended June 30, 2014 and 2013

The Phosphates segment’s net sales increased slightly to $1.67 billion for the three months ended June 30, 2014, compared to $1.65 billion for the three months ended June 30, 2013. Higher sales volumes resulted in increased net sales of approximately $230 million, partially offset by lower selling prices, which had an unfavorable impact on net sales of approximately $150 million. The prior year period also included approximately $50 million related to PhosChem net sales for its other member which had minimal impact on gross margin.

Our average DAP selling price was $465 per tonne for the three months ended June 30, 2014, a decrease of 3% from the same period a year ago. The selling price of crop nutrient blends (“Blends”) for the three months ended June 30, 2014 decreased 19% compared to the same period in the prior year primarily due to a decline in prices of crop nutrients used in Blends, particularly potash.

The Phosphates segment’s sales volumes were higher, with 3.4 million tonnes for the three months ended June 30, 2014 compared to 2.9 million tonnes for the same period in the prior year, due primarily to an additional 0.4 million tonnes of sales volumes from the CF Phosphate Assets Acquisition.

Gross margin for the Phosphates segment increased slightly to $283.5 million for the three months ended June 30, 2014, from $279.4 million in the three months ended June 30, 2013. Higher sales volumes and lower product costs had favorable impacts on gross margin of approximately $50 million and $120 million, respectively. This was partially offset by lower selling prices, which had an unfavorable impact on gross margin of approximately $150 million. The lower product costs were driven by approximately $55 million of lower sulfur and ammonia costs used in our North American production, and approximately $110 million of lower raw material costs used in our international distribution locations. Additionally, the CF Phosphates Assets Acquisition had a negative impact of approximately $47 million, or 3%, on gross margin for the three months ended June 30, 2014 due to the effects of amortization of the fair market value adjustment of acquired inventory and raw materials, depletion on acquired mineral rights and additional depreciation on fixed assets. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was 17% for the three months ended June 30, 2014, comparable to the three months ended June 30, 2013.

The average consumed price for ammonia for our North American operations decreased to $473 per tonne for the three months ended June 30, 2014 from $517 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $128 per long ton for the three months ended June 30, 2014, from $169 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock increased to $68 per tonne for the three months ended June 30, 2014 from $64 per tonne for the three months ended June 30, 2013, primarily due to amortization of the fair market value adjustment of phosphate rock purchased as part of the CF Phosphate Assets Acquisition of approximately $36 million. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations decreased to 6% for the three months ended June 30, 2014, from 10% in the same period a year ago. The percentage of phosphate rock purchased from unrelated parties consumed in our North American operations was 2% for the three months ended June 30, 2014, compared to 4% for the same period a year ago.

Our North American phosphate rock production was 3.6 million tonnes for the three months ended June 30, 2014, compared with 3.8 million tonnes during the same period a year ago. We have decreased phosphate rock production compared to the prior year consistent with our long term mine plans and our higher current inventories, which provide protection against mining interruptions. In June 2014, we also exhausted the reserves at our Hookers Prairie, Florida mine, which had annual operational capacity of 2.0 million tonnes. These decreases were partially offset by additional production of 0.8 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphates Assets Acquisition.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.5 million tonnes for the three months ended June 30, 2014 compared to 2.1 million tonnes in the same period a year ago. The increase in production is due to approximately 0.4 million tonnes of production from the Plant City facility acquired as part of the CF Phosphates Assets Acquisition.

Costs were also impacted by net unrealized mark-to-market derivative gains of $1.8 million for the three months ended June 30, 2014, primarily on foreign currency derivatives, compared to losses of $3.5 million for the same period a year ago, primarily on commodity and foreign currency derivatives.

Six months ended June 30, 2014 and 2013

The Phosphates segment’s net sales decreased to $2.9 billion for the six months ended June 30, 2014, compared to $3.1 billion for the six months ended June 30, 2013. Lower selling prices resulted in decreased net sales of approximately $400 million, partially offset by higher sales volumes, which had a favorable impact of approximately $250 million on net sales. The prior year period also included approximately $60 million related to PhosChem net sales for its other member which had minimal impact on gross margin.

Our average DAP selling price was $443 per tonne for the six months ended June 30, 2014, a decrease of 8% from the same period a year ago due to the factors discussed in the Overview. The selling price of crop nutrient blends (“Blends”) for the six months ended June 30, 2014 decreased 19% compared to the same period in the prior year, primarily due to a decline in prices of crop nutrients used in Blends, particularly potash.

The Phosphates segment’s sales volumes of 6.1 million tonnes for the six months ended June 30, 2014 increased compared to 5.6 million tonnes in the same period a year ago due to factors discussed in the Overview.

Gross margin for the Phosphates segment decreased to $490.8 million for the six months ended June 30, 2014, from $532.4 million in the six months ended June 30, 2013. Lower sales prices had an unfavorable impact on gross margin of approximately $400 million, which was partially offset by the favorable impact of higher sales volumes of approximately $40 million and lower product costs of approximately $320 million. The lower product costs were driven by approximately $150 million of lower sulfur and ammonia costs used in our North American production, and approximately $230 million of lower raw material costs used in our international distribution locations. Additionally, the CF Phosphates Assets Acquisition had a negative impact of approximately $51 million, or 1%, on gross margin for the six months ended June 30, 2014, due to the factors discussed above. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was unchanged at 17% for the six months ended June 30, 2014, and 2013.

The average consumed price for ammonia for our North American operations decreased to $431 per tonne for the six months ended June 30, 2014 from $533 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $114 per long ton for the six months ended June 30, 2014, from $173 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock was $67 per tonne for the six months ended June 30, 2014 compared to $63 per tonne for the same period in the prior year. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was comparable at 8% for the six months ended June 30, 2014 and 2013. The percentage of phosphate rock purchased from unrelated parties consumed in our North American operations was 3% for the six months ended June 30, 2014 compared to 4% for the same period a year ago.

Our North American phosphate rock production was 7.1 million tonnes for the six months ended June 30, 2014, compared with 7.5 million tonnes during the same period a year ago, due to the factors discussed above in the three month discussion.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.4 million tonnes for the six months ended June 30, 2014, compared to 4.1 million tonnes for the same period of the prior year, due to the factors discussed above in the three month discussion.

Costs were also impacted by net unrealized mark-to-market derivative gains of $2.2 million for the six months ended June 30, 2014, primarily on foreign currency derivatives, compared to gains of $1.3 million for the same period a year ago, primarily on freight derivatives.

Potash Net Sales and Gross Margin

The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended June 30,		2014-2013		Six months ended June 30,		2014-2013
(in millions, except price per tonne or unit)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net sales:
North America	$446.7	$480.5	$(33.8)	(7)%	$961.2	$920.9	$40.3	4%
International	315.6	493.4	(177.8)	(36)%	534.3	877.6	(343.3)	(39)%

Total	762.3	973.9	(211.6)	(22)%	1,495.5	1,798.5	(303.0)	(17)%
Cost of goods sold	511.8	585.0	(73.2)	(13)%	1,032.9	1,012.6	20.3	2%

Gross margin	$250.5	$388.9	$(138.4)	(36)%	$462.6	$785.9	$(323.3)	(41)%

Gross margin as a percent of net sales	33%	40%			31%	44%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	873	804	69	9%	1,983	1,509	474	31%
International	1,427	1,468	(41)	(3)%	2,492	2,602	(110)	(4)%

Total	2,300	2,272	28	1%	4,475	4,111	364	9%
Non-agricultural	200	176	24	14%	380	344	36	10%

Total Potash Segment Tonnes	2,500	2,448	52	2%	4,855	4,455	400	9%

Average selling price per tonne (FOB plant):
MOP—North America(a)	$308	$415	$(107)	(26)%	$303	$420	$(117)	(28)%
MOP—International	225	326	(101)	(31)%	218	326	(108)	(33)%
MOP Average	267	366	(99)	(27)%	267	371	(104)	(28)%

(a)	This price excludes industrial and feed sales.

Three months ended June 30, 2014 and 2013

The Potash segment’s net sales decreased to $762.3 million for the three months ended June 30, 2014, compared to $973.9 million in the same period a year ago. The decrease was primarily due to lower sales prices that resulted in a decrease in net sales of approximately $240 million partially offset by a slight increase in sales volumes that resulted in a favorable impact of approximately $20 million.

Our average MOP selling price was $267 per tonne for the three months ended June 30, 2014, a decrease of $99 per tonne compared with the same period a year ago. Potash selling prices have decreased due to the factors discussed in the Overview.

The Potash segment’s sales volumes of 2.5 million tonnes for the three months ended June 30, 2014, were up slightly compared to the same period in the prior year.

Gross margin for the Potash segment decreased to $250.5 million for the three months ended June 30, 2014 from $388.9 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $240 million related to lower selling prices partially offset by a favorable impact of approximately $20 million due to the increase in sales volumes. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 33% for the three months ended June 30, 2014, compared to 40% for the same period a year ago.

We incurred $46.4 million in expenses, including depreciation on brine assets, and $4.0 million in capital expenditures for brine inflows at our Esterhazy mine during the three months ended June 30, 2014, compared to $51.0 million and $15.1 million, respectively, in the three months ended June 30, 2013. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow expenses decreased compared to the prior year primarily due to savings achieved on a renegotiated service agreement, combined with the timing of activities and other temporary operating factors that favorably impacted the expenses for the three months ended June 30, 2014. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. Brine inflow capital expenditures were higher in the prior year period primarily due to expenditures to increase our pumping capacity and for seismic surveys. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.

We incurred $44.8 million in Canadian resource taxes for the three months ended June 30, 2014, compared with $67.1 million in the same period a year ago. These taxes decreased due to lower realized prices, which drove lower net sales and profits. We incurred $7.2 million in royalties in the three months ended June 30, 2014, compared to $13.8 million in the three months ended June 30, 2013 primarily due to lower selling prices and production.

Costs were impacted by net unrealized mark-to-market derivative gains of $24.2 million for the three months ended June 30, 2014, primarily on foreign currency derivatives, compared with losses of $15.9 million for the same period a year ago, primarily on foreign currency derivatives.

For the three months ended June 30, 2014, potash production was 2.0 million tonnes compared to 2.2 million tonnes for the three months ended June 30, 2013. Our production and sales volumes were impacted by unplanned down time at our Carlsbad, New Mexico and Colonsay, Saskatchewan mines. Production and sales volumes were also impacted by a shortage of rail service in the first four months of 2014, which prioritized shipments from a large North American grain crop over fertilizer shipments.

We have been notified by Canpotex that our entitlement is being changed, effective July 1, 2014, to approximately 38.8% from approximately 42.5%, as a result of a recent change in the members’ respective peaking capacities.

Six months ended June 30, 2014 and 2013

The Potash segment’s net sales decreased to $1.5 billion for the six months ended June 30, 2014, compared to $1.8 billion in the same period a year ago. The decrease was primarily due to lower selling prices that resulted in a decrease in net sales of approximately $510 million partially offset by higher sales volumes that resulted in an increase of approximately $210 million.

Our average MOP selling price was $267 per tonne for the six months ended June 30, 2014, a decrease of $104 per tonne compared with the same period a year ago. Potash selling prices have decreased due to the factors discussed in the Overview.

The Potash segment’s sales volumes increased to 4.9 million tonnes for the six months ended June 30, 2014, compared to 4.5 million tonnes in the same period a year ago due to the factors discussed in the Overview.

Gross margin for the Potash segment decreased to $462.6 million for the six months ended June 30, 2014 from $785.9 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $510 million related to lower selling prices partially offset by a favorable impact of approximately $120 million due to the increase in sales volumes. Approximately $60 million in increased costs, primarily related to lower production, adversely impacted gross margin. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 31% for the six months ended June 30, 2014, compared to 44% for the same period a year ago.

We incurred $90.6 million in expenses, including depreciation on brine assets, and $6.1 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2014, compared to $104.4 million and $32.1 million, respectively, in the six months ended June 30, 2013. Brine inflow expenses and capital expenditures were higher in the prior year period primarily due to the same factors discussed above for the three months ended June 30, 2014 and 2013.

We incurred $75.1 million in Canadian resource taxes for the six months ended June 30, 2014, compared with $99.2 million in the same period a year ago. These taxes decreased due to lower realized prices, which drove lower net sales and profits. We incurred $13.1 million in royalties in the six months ended June 30, 2014, compared to $28.7 million in the six months ended June 30, 2013 due to lower selling prices and production.

Costs were impacted by net unrealized mark-to-market derivative gains of $20.3 million for the six months ended June 30, 2014, primarily on foreign currency derivatives compared with losses of $22.5 million for the same period a year ago, primarily on foreign currency derivatives.

For the six months ended June 30, 2014, potash production decreased to 3.9 million tonnes compared to 4.4 million tonnes for the six months ended June 30, 2013 due to the factors discussed above.

Other Income Statement Items

	Three months ended June 30,		2014-2013		Six months ended June 30,		2014-2013
(in millions)	2014	2013	Change	Percent	2014	2013	Change	Percent
Selling, general and administrative expenses	$87.5	$116.1	$(28.6)	(25)%	$207.4	$207.9	$(0.5)	—%
Other operating expense	30.4	23.5	6.9	29%	55.6	82.3	(26.7)	(32)%
Change in value of share repurchase agreement	(5.5)	—	(5.5)	NM	(65.5)	—	(65.5)	NM
Interest (expense)	(30.6)	(4.6)	(26.0)	NM	(61.7)	(4.6)	(57.1)	NM
Interest income	6.0	5.0	1.0	20%	10.4	8.8	1.6	18%

Interest (expense) income, net	(24.6)	0.4	(25.0)	NM	(51.3)	4.2	(55.5)	NM
Foreign currency transaction (loss) gain	(38.7)	22.2	(60.9)	NM	4.7	39.2	(34.5)	(88)%
Other (expense) income	(1.3)	2.8	(4.1)	NM	(6.2)	2.2	(8.4)	NM
Provision for income taxes	82.7	126.3	(43.6)	(35)%	80.1	260.0	(179.9)	(69)%

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2014, selling, general and administrative expenses were $87.5 million and $207.4 million, respectively, compared to $116.1 million and $207.9 million for the three and six months ended June 30, 2013, respectively. The decrease in the current quarter is primarily related to lower project related costs and reduced spending due to cost saving initiatives, combined with the timing of expenses associated with our previous fiscal year end. The six months ended June 30, 2014, includes incentive compensation of approximately $28 million, driven by a change in the timing of our annual equity incentive grant due to the change in our fiscal year end and additional incentives related to cost savings initiatives.

Other Operating Expense

For the three months ended June 30, 2014, we had other operating expense of $30.4 million compared with $23.5 million for the same period in the prior year. The increase in expense was primarily due to costs of approximately $10 million related to the wind down of operations at our Hookers Prairie, Florida phosphates mine, a loss of $5.6 million related to the closure of our Chile distribution business, and expenses of approximately $4 million related to cost saving initiatives. Other operating expenses in the three months ended June 30, 2013 included approximately $8 million related to ARO adjustments that were not repeated in the current year period, due to the timing of changing our fiscal year end, and approximately $7 million of losses on fixed assets disposals in our Phosphates business.

For the six months ended June 30, 2014, we had other operating expense of $55.6 million compared with $82.3 million for the same period in the prior year. The decrease in expense was primarily due to the settlement of the potash antitrust litigation, of which $42 million was recorded during the six months ended June 30, 2013, partially offset by the changes for the three months, as discussed above.

Change in Value of Share Repurchase Agreement

The unfavorable change in the value for share repurchase agreement of $5.5 million and $65.5 million for the three and six months ended June 30, 2014 relates to the remeasurement of our share repurchase obligation to its present value at June 30, 2014.

Interest Expense

For the three and six months ended June 30, 2014, interest expense was $30.6 million and $61.7 million, respectively, compared to $4.6 million for the three and six months ended June 30, 2014. The increase is primarily related to higher average debt balances as a result of a $2 billion public offering of senior notes completed on November 7, 2013, as part of the implementation of our capital management philosophy.

Foreign Currency Transaction Gain (Loss)

For the three and six months ended June 30, 2014, we recorded a foreign currency transaction loss of $38.7 million and a gain of $4.7 million, respectively, compared with a gain of $22.2 million and $39.2 million for the same period in the prior year. For the three months ended June 30, 2014, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates. For the six months ended June 30, 2014, the gain was mainly the result of the effect of the weakening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

For the three and six months ended June 30, 2013, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.

Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2014	24.8%	$82.7
June 30, 2013	22.9%	126.3

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2014	14.5%	$80.1
June 30, 2013	24.5%	260.0

Income tax expense was $82.7 million and $80.1 million, and the effective tax rates were 24.8% and 14.5% for the three and six months ended June 30, 2014, respectively.

For the three months ended June 30, 2014, tax expense specific to the period included a benefit of $13.5 million, which primarily related to changes in estimates related to the filing of the December 31, 2013 tax return for certain non-U.S. subsidiaries. For the six months ended June 30, 2014, tax expense specific to the period included a benefit of $76.0 million, which primarily related to the intended sale of our distribution business in Argentina as well as the changes in estimates previously noted.

In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. The three and six months ended June 30, 2014 also included a cost of $18.7 million and $28.6 million, respectively, related to certain non-U.S. subsidiaries where our earnings are not permanently reinvested.

For the three and six months ended June 30, 2013, our income tax expense was $126.3 million and $260.0 million, and effective tax rates were 22.9% and 24.5%, respectively.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $2.4 billion, stockholders’ equity of approximately $11.3 billion, long-term debt of approximately $3.0 billion and short-term debt of approximately $12.7 million. We continue to target a liquidity buffer of $2.25 billion, with approximately one third in cash on our balance sheet and two thirds in committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets and liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the six months ended June 30, 2014, we executed on strategic opportunities, including the completion of the CF Phosphate Assets Acquisition, which reduced our unrestricted cash by approximately $1.4 billion, invested $488.9 million in capital expenditures, and we returned excess cash to shareholders by repurchasing approximately 45.5 million shares for an aggregate expenditure of approximately $2.1 billion. We also paid $194.8 million in cash dividends.

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the Term Loan Facility will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At June 30, 2014, we had a Term Loan Facility of $800 million, which was fully available, and a $1.5 billion credit facility, of which $1.48 billion was available. Both facilities are available for working capital needs and investment opportunities.

In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and debt capacity, to fund the remainder of our commitment under the MAC Trusts Share Repurchase Agreement, our Share Repurchase Program, our commitments in connection with the Northern Promise Joint Venture, the acquisition of ADM’s distribution business in Brazil and Paraguay and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 11 of our Notes to Condensed Consolidated Financial Statements. We plan to use net proceeds from borrowings under the Term Loan Facility to replenish cash that Mosaic used to fund the CF Phosphate Assets Acquisition.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.4 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2014. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.2 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use a portion of this cash for non-U.S. expansions.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2014 and 2013:

(in millions)	Six months ended June 30,		2014-2013
	2014	2013	Change	Percent
Cash Flow
Net cash provided by operating activities	$1,423.3	$1,561.7	$(138.4)	(9)%
Net cash used in investing activities	(1,994.6)	(759.9)	(1,234.7)	162%
Net cash used in financing activities	(2,344.8)	(237.1)	(2,107.7)	NM

Operating Activities

During the six months ended June 30, 2014, net cash provided by operating activities was $1,423.3 million, compared to $1,561.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, results of operations, after non-cash adjustments to net earnings, contributed $894.6 million to cash flows from operating activities, compared to a contribution of $1.4 billion as computed on the same basis for the prior year period. Although results of operations, after non-cash adjustments to net earnings, were lower in the six months ended June 30, 2014, compared to the same period last year, changes to working capital were more favorable. Changes in working capital of $528.7 million contributed to cash flows from operating activities during the six months ended June 30, 2014, primarily from a decrease in other current assets and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable as discussed below, compared to changes in working capital of $114.8 million during the six months ended June 30, 2013.

The decrease in other current and noncurrent assets of $166.4 million was primarily driven by a decrease in our final price deferred product, which is product shipped to customers but not yet priced. During the six months ended June 30, 2014, a significant amount of product was priced and paid for by customers. The increase in accounts payable of $265.8 million was primarily due to an increase in inventory purchases in Brazil, as they get ready for their high season, that had not yet been paid for at June 30, 2014. The increase in accrued liabilities of $171.8 million for the six months ended June 30, 2014 is primarily related to an increase in customer prepayments in Brazil. The increase in accounts receivable for the six months ended June 30, 2014 was primarily due to increased sales in June 2014.

Investing Activities

Net cash used in investing activities was $1,994.6 million for the six months ended June 30, 2014, compared to $759.9 million for the same period a year ago. The increase in investing activities in the current year was primarily driven by the completion of the CF Phosphate Assets Acquisition for approximately $1.4 billion, partially offset by lower capital expenditures of $488.9 million, of which $102.7 million related to our Potash expansion projects. Capital expenditures decreased in the current year period compared to the same period in the prior year due to lower expansion spending and lower maintenance capital. During calendar 2013, we completed expansion work at both the Belle Plaine and Colonsay mines. In addition, in the first quarter of 2013, we had capital spending for our remote brine injection well.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014, was $2,344.8 million, compared to $237.1 million for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the six months for an aggregate of approximately $2.1 billion.

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

Cautionary Statement Regarding Forward Looking Information

All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the Northern Promise Joint Venture, the CF Phosphate Assets Acquisition or CF Ammonia Supply Agreements, or the Cargill Transaction, and their nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

•

the expected cost of the Northern Promise Joint Venture and our expected investment in it, the amount, terms, availability and sufficiency of funding for the Northern Promise Joint Venture from us, Ma’aden, SABIC and existing or future external sources, the ability of the Northern Promise Joint Venture to obtain additional planned funding in acceptable amounts and upon acceptable terms, the future success of current plans for the joint venture and any future changes in those plans;

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

•

the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business, our investment in the Northern Promise Joint Venture and the CF Phosphate Assets Acquisition;

•

actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, Canadian resource taxes and royalties, the liabilities we assumed in the CF Phosphate Assets Acquisition or the costs of the Northern Promise Joint Venture, its existing or future funding and our commitments in support of such funding;

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

Foreign Currency Exchange Contracts

As of June 30, 2014 and December 31, 2013, the fair value of our major foreign currency exchange contracts was $11.9 million and ($17.4) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2014			As of December 31, 2013
	Expected Maturity Date		Fair Value	Expected Maturity Date	Fair Value
	Years ending December 31,			Year ending December 31,
	2014	2015		2014
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$)—long	$37.4	$—	$13.5	$—	$—
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0697	—		—
Notional (million US$)—short	$504.7	$293.6		$687.9	$(13.3)
Weighted Average Rate—Canadian dollar to U.S. dollar	1.0799	1.1069		1.0467
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$)—long	$262.6	$—	$0.8	$87.2	$(3.0)
Weighted Average Rate—Brazilian real to U.S. dollar	2.2563	—		2.3849
Notional (million US$)—short	$41.1	$13.4		$45.7
Weighted Average Rate—Brazilian real to U.S. dollar	2.3555	2.4546		2.2559
Indian Rupee
Notional (million US$)—long	$68.6	$4.0	$(2.4)	$104.5	$(1.1)
Weighted Average Rate—Indian rupee to U.S. dollar	63.2343	61.4930		63.9091

Total Fair Value			$11.9		$(17.4)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.

Commodities

As of June 30, 2014 and December 31, 2013, the fair value of our natural gas commodities contracts was $1.8 million and $(0.6) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2014			As of December 31, 2013
	Expected Maturity Date Years ending December 31,			Expected Maturity Date Years ending December 31,
	2014	2015	Fair Value	2014	2015	Fair Value
Natural Gas Swaps
Notional (million MMBtu)—long	2.1	1.0	$1.8	7.2	1.0	$(0.6)
Weighted Average Rate (US$/MMBtu)	$3.62	$3.81		$3.71	$3.82

Total Fair Value			$1.8			$(0.6)

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

(b)	Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2014.

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

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen Senior Vice President – Finance and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

July 31, 2014

Exhibit Index

Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

3.i.	Certificate of Incorporation of Mosaic, as amended effective May 15, 2014		X

3.ii.	Bylaws of Mosaic, as amended effective May 15, 2014		X

10.i.	Form of Equity Support, Subordination and Retention Agreement dated June 30, 2014 by Mosaic, Saudi Arabian Mining Company, Saudi Basic Industries Corporation, Mizuho Corporate Bank, Ltd., as Intercreditor Agent for certain Finance Parties, and Riyad Bank, London Branch, as Offshore Security Trustee and Agent for certain secured parties		X

10.iii.	Form of retention agreement dated May 29, 2014 from Mosaic to an executive officer		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1