Form 10-Q
period 2014-09-30
MOSAIC CO
filed 2014-10-30
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32327
_______________________________________________________________________
The Mosaic Company
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	20-1026454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3033 Campus Drive
Suite E490
Plymouth, Minnesota 55441
(800) 918-8270
(Address and zip code of principal executive offices and registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 336,965,333 shares of Common Stock and 34,352,114 shares of Class A Common Stock and 0 shares of Class B Common Stock as of October 27, 2014.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$2,250.7	$1,908.7	$6,677.2	$6,839.9
Cost of goods sold	1,836.0	1,521.8	5,329.7	5,146.0
Gross margin	414.7	386.9	1,347.5	1,693.9
Selling, general and administrative expenses	83.9	94.4	291.3	302.3
(Gain) loss on assets sold and to be sold	(31.7)	122.8	(26.1)	122.8
Carlsbad restructuring expense	67.0	—	67.0	—
Other operating expense	18.2	25.6	68.1	107.9
Operating earnings	277.3	144.1	947.2	1,160.9
Gain (loss) in value of share repurchase agreement	5.3	—	(60.2)	—
Interest (expense) income, net	(25.2)	1.8	(76.6)	6.0
Foreign currency transaction gain (loss)	27.1	(29.6)	31.8	9.6
Other income (expense)	0.1	0.4	(6.1)	2.6
Earnings from consolidated companies before income taxes	284.6	116.7	836.1	1,179.1
Provision for (benefit from) income taxes	77.6	(6.6)	157.7	253.4
Earnings from consolidated companies	207.0	123.3	678.4	925.7
Equity in net earnings (loss) of nonconsolidated companies	(4.1)	2.5	(9.6)	10.0
Net earnings including noncontrolling interests	202.9	125.8	668.8	935.7
Less: Net earnings attributable to noncontrolling interests	1.0	1.4	0.9	1.7
Net earnings attributable to Mosaic	$201.9	$124.4	$667.9	$934.0
Basic net earnings per share attributable to Mosaic	$0.54	$0.29	$1.73	$2.19
Diluted net earnings per share attributable to Mosaic	$0.54	$0.29	$1.72	$2.19
Basic weighted average number of shares outstanding	374.0	425.9	375.5	425.8
Diluted weighted average number of shares outstanding	375.9	427.1	377.0	427.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings including noncontrolling interest	$202.9	$125.8	$668.8	$935.7
Other comprehensive income, net of tax
Foreign currency translation, net of tax	(353.8)	140.9	(340.9)	(267.4)
Net actuarial (loss) gain and prior service cost, net of tax	1.1	2.4	4.0	(10.4)
Amortization of loss on interest rate swap, net of tax	7.7	(1.0)	9.0	(1.0)
Other comprehensive income (loss)	(345.0)	142.3	(327.9)	(278.8)
Comprehensive income (loss)	(142.1)	268.1	340.9	656.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.7)	1.4	0.1	0.5
Comprehensive income (loss) attributable to Mosaic	$(141.4)	$266.7	$340.8	$656.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$2,970.6	$5,293.1
Receivables, net	573.9	543.1
Inventories	1,471.5	1,432.9
Deferred income taxes	171.8	129.9
Other current assets	470.7	706.8
Total current assets	5,658.5	8,105.8
Property, plant and equipment, net of accumulated depreciation of $4,456.2 million and $4,025.0 million, respectively	9,413.7	8,576.6
Investments in nonconsolidated companies	840.0	576.4
Goodwill	1,741.3	1,794.4
Deferred income taxes	187.5	152.2
Other assets	614.5	348.6
Total assets	$18,455.5	$19,554.0
Liabilities and Equity
Current liabilities:
Short-term debt	$0.4	$22.6
Current maturities of long-term debt	41.0	0.4
Accounts payable	762.2	570.2
Accrued liabilities	712.0	666.3
Contractual share repurchase liability	—	1,985.9
Deferred income taxes	19.5	20.5
Accrued income taxes	14.5	—
Total current liabilities	1,549.6	3,265.9
Long-term debt, less current maturities	3,774.2	3,008.9
Deferred income taxes	963.9	1,031.5
Other noncurrent liabilities	1,205.3	927.1
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Class A Common Stock, $0.01 par value, 211,380,055 shares authorized, 34,352,114 shares issued and outstanding as of September 30, 2014, 254,300,000 shares authorized, 128,759,772 shares issued and 85,839,827 shares outstanding as of December 31, 2013	0.3	1.3
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 352,541,841 shares issued and 338,783,128 shares outstanding as of September 30, 2014, 352,204,571 shares issued and 340,166,109 shares outstanding as of December 31, 2013	3.4	3.0
Capital in excess of par value	0.5	1.6
Retained earnings	11,153.2	11,182.1
Accumulated other comprehensive income	(212.8)	114.3
Total Mosaic stockholders' equity	10,944.6	11,302.3
Noncontrolling interests	17.9	18.3
Total equity	10,962.5	11,320.6
Total liabilities and equity	$18,455.5	$19,554.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$668.8	$935.7
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	558.2	488.8
Deferred income taxes	(97.4)	205.3
Equity in net loss of nonconsolidated companies, net of dividends	11.1	36.3
Accretion expense for asset retirement obligations	29.8	26.6
Share-based compensation expense	49.2	19.7
Amortization of acquired inventory	39.7	—
Change in value of share repurchase agreement	60.2	—
(Gain) loss on assets sold and to be sold	(26.1)	122.8
Carlsbad restructuring expense	67.0	—
Other	6.4	13.6
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	(64.0)	191.6
Inventories	38.3	20.3
Other current and noncurrent assets	216.7	(238.6)
Accounts payable	272.3	(128.7)
Accrued liabilities and income taxes	67.8	(65.1)
Other noncurrent liabilities	13.9	(111.6)
Net cash provided by operating activities	1,911.9	1,516.7
Cash Flows from Investing Activities:
Capital expenditures	(677.3)	(1,074.0)
Proceeds from sale of business	55.0	—
Acquisition of business	(1,375.8)	—
Investments in nonconsolidated companies	(152.0)	(156.3)
Other	(2.6)	4.7
Net cash used in investing activities	(2,152.7)	(1,225.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(219.4)	(219.0)
Proceeds from issuance of short-term debt	186.0	204.8
Payments of long-term debt	(1.5)	(1.5)
Proceeds from issuance of long-term debt	807.2	3.4
Proceeds from stock option exercises	2.3	4.3
Repurchases of stock	(2,507.7)	—
Cash dividends paid	(288.6)	(320.0)
Other	0.2	1.4
Net cash used in financing activities	(2,021.5)	(326.6)
Effect of exchange rate changes on cash	(60.2)	(31.2)
Net change in cash and cash equivalents	(2,322.5)	(66.7)
Cash and cash equivalents - December 31	5,293.1	3,405.3
Cash and cash equivalents - September 30	$2,970.6	$3,338.6
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $27.8 and $34.9 for the nine months ended September 30, 2014 and 2013, respectively)	$59.0	$1.1
Income taxes (net of refunds)	38.7	92.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of May 31, 2013	425.8	$4.3	$1,491.3	$11,603.4	$326.4	$17.5	$13,442.9
Total comprehensive income (loss)	—	—	—	340.0	(212.1)	1.2	129.1
Stock option exercises	0.1	—	1.1	—	—	—	1.1
Amortization of stock based compensation	—	—	23.3	—	—	—	23.3
Forward contract to repurchase Class A Common Stock	—	—	(1,511.3)	(547.8)	—	—	(2,059.1)
Dividends ($0.50 per share)	—	—	—	(213.5)	—	—	(213.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Tax shortfall related to share based compensation	—	—	(2.8)	—	—	—	(2.8)
Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6
Total comprehensive income (loss)	—	—	—	667.9	(327.1)	0.1	340.9
Stock option exercises	0.4	—	2.3	—	—	—	2.3
Amortization of stock based compensation	—	—	49.2	—	—	—	49.2
Forward contract and repurchases of stock	(53.2)	(0.6)	(53.3)	(407.7)	—	—	(461.6)
Dividends ($0.75 per share)	—	—	—	(289.1)	—	—	(289.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Tax benefit related to share based compensation	—	—	0.7	—	—	—	0.7
Balance as of September 30, 2014	373.1	$3.7	$0.5	$11,153.2	$(212.8)	$17.9	$10,962.5

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
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment's results also include our international distribution activities. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia (the “Northern Promise Joint Venture”). We own 25% of the joint venture and will market approximately 25% of its production. On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain related liabilities (“CF Phosphate Assets Acquisition”) of CF Industries, Inc. (“CF”). This transaction is further described in Note 17 to our Condensed Consolidated Financial Statements in this report.
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
2. Share Repurchases
As previously reported, on May 25, 2011, we facilitated the exit by Cargill, Incorporated ("Cargill") from its equity interest in us through a split-off to its stockholders and a debt exchange with its debt holders, and initiated the first in a series of transactions (the “Cargill Transaction”) intended to result in the ongoing orderly disposition of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Among other previously reported actions in furtherance of the Cargill Transaction, on December 6, 2013, we entered into a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with two former Cargill stockholders (the "MAC Trusts") to purchase all of the remaining shares of Class A Common Stock ("Class A Shares") held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. During the nine months ended September 30, 2014, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 21,647,008 Class A Shares, Series A-2, were repurchased for an aggregate of $2.0 billion, of which 6,184,863 shares were repurchased during the three months ended September 30, 2014 for an aggregate of approximately $300 million.
In February of 2014, our Board of Directors authorized a $1 billion share repurchase program (“Repurchase Program”), allowing the Company to repurchase Class A Shares or shares of our Common Stock ("Common Stock"), through direct buybacks or in open market transactions. This authorization is in addition to the MAC Trusts Share Repurchase Agreement described above. During the nine months ended September 30, 2014, under the Repurchase Program, 8,193,698 Class A Shares were repurchased under agreements we entered with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements”, and together with the MAC Trusts Share Repurchase Agreement, the "Share Repurchase Agreements") and 1,720,251 shares of Common Stock were repurchased for an aggregate of $468.6 million, of which 1,565,251 shares of Common Stock were repurchased in the open market during the three months ended September 30, 2014 for an aggregate of approximately $74 million.
The Share Repurchase Agreements were accounted for as forward contracts with an initial liability established at fair value based on the average of the weighted average trading price for each of the preceding 20 trading days and a corresponding reduction of equity. The contracts were subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. We were required to exclude the Class A shares that remained to be repurchased in calculating basic and diluted earnings per share (“EPS”). Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that remained to be repurchased that had not yet been recognized in the consolidated statement of earnings were deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 6 of our Condensed Consolidated Financial Statements.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent to September 30, 2014, through October 27, 2014, under the Repurchase Program, 1,926,349 shares have been repurchased in the open market for an aggregate of approximately $81 million.
3. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Transition Report on Form 10-K filed with the SEC for the transition period from June 1, 2013 to December 31, 2013 (the "10-K Report"). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
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
4. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires that an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the law. This guidance was effective for us beginning January 1, 2014 and was applied on a prospective basis to all unrecognized tax benefits that existed at the effective date. This guidance did not have a material impact on our results of operations or financial position.
Pronouncements Issued But Not Yet Adopted
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changes the criteria for reporting a discontinued operation.  Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This guidance is effective prospectively for us beginning January 1, 2015 with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously.  We do not expect that this guidance will have a material impact on our results of operations or financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2017, with retrospective application required, subject to certain practical expedients. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

(in millions)	September 30, 2014	December 31, 2013

Other current assets
Final price deferred(a)	$125.5	$154.3
Income and other taxes receivable	140.0	272.6
Prepaid expenses	107.7	115.8
Assets held for sale(b)	41.9	111.9
Other	55.6	52.2
	$470.7	$706.8

Accrued liabilities
Payroll and employee benefits	$149.7	$111.8
Asset retirement obligations	102.9	86.3
Customer prepayments	125.3	131.9
Other	334.1	336.3
	$712.0	$666.3

Other noncurrent liabilities
Asset retirement obligations	$757.8	$637.6
Other	447.5	289.5
	$1,205.3	$927.1

(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.

(b)See further description of assets held for sale in Note 16.
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

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings attributed to Mosaic	$201.9	$124.4	$667.9	$934.0
Undistributed earnings attributable to participating securities	(0.5)	—	(19.2)	—
Numerator for basic and diluted earnings available to common stockholders	$201.4	$124.4	$648.7	$934.0
Basic weighted average number of shares outstanding	375.0	425.9	386.6	425.8
Shares subject to forward contract	(1.0)	—	(11.1)	—
Basic weighted average number of shares outstanding attributable to common stockholders	374.0	425.9	375.5	425.8
Dilutive impact of share-based awards	1.9	1.2	1.5	1.3
Diluted weighted average number of shares outstanding	375.9	427.1	377.0	427.1
Basic net earnings per share	$0.54	$0.29	$1.73	$2.19
Diluted net earnings per share	$0.54	$0.29	$1.72	$2.19
A total of 1.3 million shares of Common Stock subject to issuance upon exercise of stock options for the three and nine months ended September 30, 2014, and 1.1 million and 0.8 million shares for the three and nine months ended September 30, 2013, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the nine months ended September 30, 2014, gross unrecognized tax benefits increased by $11.4 million to $110.6 million. If recognized, approximately $100.0 million of the $110.6 million in unrecognized tax benefits would affect our effective tax rate in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $24.3 million and $28.8 million as of September 30, 2014 and December 31, 2013, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Based upon the information available as of September 30, 2014, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.
It is reasonably possible that the Company could change the tax status of one of its non-U.S. subsidiaries within the next twelve months, which would result in a tax benefit to the Company in the period when the tax status changes. As of September 30, 2014, this tax benefit is estimated to be between $60 million and $100 million.
For the three months ended September 30, 2014, tax expense specific to the period included a benefit of $28.8 million, which is primarily related to the $67 million pre-tax charges resulting from the decision to permanently discontinue production of muriate of potash ("MOP") at our Carlsbad, New Mexico facility. For the nine months ended September 30, 2014, we recorded tax benefits specific to the period of $104.8 million, which is primarily related to the intended sale of our distribution business in Argentina, changes in estimates related to the filing of the December 31, 2013 tax returns for certain non-U.S. subsidiaries, and the pre-tax charges at our Carlsbad, New Mexico facility previously noted.
For the three and nine months ended September 30, 2013, tax expense specific to the period included benefits of $18.1 million related to the resolution of certain tax matters in various jurisdictions. Additionally, we recorded a $36.4 million benefit related to the $122.8 million write down of the distribution business in Argentina and Chile, the Hersey, Michigan mine assets, and other non-strategic assets.
8. Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013

Raw materials	$39.2	$34.0
Work in process	488.7	433.6
Finished goods	866.0	891.6
Operating materials and supplies	77.6	73.7
	$1,471.5	$1,432.9

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Total
Balance as of December 31, 2013	$535.8	$1,258.6	$1,794.4
Foreign currency translation	—	(53.4)	(53.4)
Reallocation of goodwill to assets held for sale	5.1	(4.8)	0.3
Balance as of September 30, 2014	$540.9	$1,200.4	$1,741.3
We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP.
10. Financing Arrangements
Term Loan Facility
On March 20, 2014, Mosaic entered into an unsecured $800 million term loan facility (the “Term Loan Facility”) with certain financial institutions. The Term Loan Facility consists of $370 million Term A-1 Loans (the “Term A-1 Loans”) and $430 million Term A-2 Loans (“Term A-2 Loans,” and collectively with the Term A-1 Loans, “Loans”).
On September 18, 2014, Mosaic borrowed the entire amount available under the Term Loan Facility.
Final maturity of the Term A-1 Loans is September 18, 2017 and final maturity of the Term A-2 Loans is September 18, 2019. In addition, Mosaic is required to repay 5.00% of the Term A-1 loan balance on each of September 18, 2015 and 2016 and 5.00% of the Term A-2 loan balance on each of September 18, 2015 and 2016, 7.50% on September 18, 2017, and 10.00% on September 18, 2018. Mosaic may prepay outstanding Term A-1 Loans and Term A-2 Loans at any time and from time to time, without premium or penalty. The interest rate currently applicable to outstanding Loans is LIBOR plus 1.125%.
Net proceeds from borrowings under the Term Loan Facility replaced a portion of the cash that Mosaic used to fund its purchase on March 17, 2014 of the Florida phosphate assets and assumption of certain related liabilities of CF. Under the Term Loan Facility, proceeds of borrowings may also be used for working capital, capital expenditures, dividends, share repurchases, other acquisitions and other lawful corporate purposes.
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
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $32.1 million and $31.3 million as of September 30, 2014 and December 31, 2013, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However,

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. The EPA issued similar NOVs to our competitors, including with respect to the Plant City Facility acquired in the CF Phosphate Assets Acquisition as described in Note 17, and referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA with respect to our facilities (excluding the Plant City Facility). We believe we have substantial defenses to the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.
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

•
Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care (“Gypstack Closure Costs”) of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated ARO, including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2013, the undiscounted amount of our ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.5 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $465 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing cash, currently estimated to be in the amount of approximately $625 million, into a trust fund which would increase over time with reinvestment of earnings. Amounts held in any such trust fund (including reinvested earnings) would be classified as restricted cash included in other assets on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve substantially all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

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

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

See Note 17 for a discussion of how the EPA's RCRA Initiative and Florida financial assurance requirements affect the facilities we acquired in the CF Phosphate Assets Acquisition.
EPA EPCRA Initiative. In July 2008, the DOJ sent a letter to major U.S. phosphoric acid manufacturers, including us, stating that the EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (“EPCRA”) at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.
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

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $100 million. Approximately $54 million of the maximum potential liability relates to PIS and Cofins tax credit cases; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. In the event that the Brazilian government were to prevail in connection with all judicial and administrative matters involving us and considering the amount of judicial deposits made, our maximum cash tax liability with respect to these matters would be approximately $99 million. Based on the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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
12. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of September 30, 2014 and December 31, 2013, the gross asset position of our derivative instruments was $11.0 million and $7.9 million, respectively, and the gross liability position of our liability instruments was $20.8 million and $20.4 million, respectively.
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
As of September 30, 2014 and December 31, 2013, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2014	December 31, 2013
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,105.1	940.2
Natural gas derivatives	Commodity	MMbtu	14.0	8.2
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2014 and December 31, 2013, was $15.7 million and $12.3 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2014, we would be required to post $15.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within eighteen months. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction gain (loss). As of September 30, 2014 and December 31, 2013, the gross asset position of our foreign currency derivative instruments was $6.2 million and $0.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $20.7 million and $18.1 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold. As of September 30, 2014 and December 31, 2013, the gross asset position of our commodity derivative instruments was $4.5 million and $6.0 million, respectively, and the gross liability position of our commodity instruments was $0 and $2.0 million, respectively.
Freight Derivatives-The freight derivatives that we currently use are forward freight agreements. We estimate fair market values based on exchange-quoted prices, adjusted for differences in local markets. These differences are generally valued using inputs from broker quotations. Therefore, these contracts are classified in Level 2. Certain ocean freight derivatives are traded in less active markets with less availability of pricing information and require internally-developed inputs that might not be observable in or corroborated by the market. These contracts are classified within Level 3. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold. As of September 30, 2014 and December 31, 2013, the gross asset position of our freight derivative instruments was $0.3 million and $1.3 million, respectively, and the gross liability position of our freight derivative instruments was $0.1 million and $0.3 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,970.6	$2,970.6	$5,293.1	$5,293.1
Receivables, net	573.9	573.9	543.1	543.1
Accounts payable	762.2	762.2	570.2	570.2
Short-term debt	0.4	0.4	22.6	22.6
Long-term debt, including current portion	3,815.2	4,058.7	3,009.3	3,059.6
For cash and cash equivalents, receivables, net, accounts payable and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.
14. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of September 30, 2014 and December 31, 2013, the net amount due from our non-consolidated companies totaled $1.1 million and $52.6 million, respectively.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Transactions with non-consolidated companies included in net sales	$178.2	$191.8	$690.9	$994.6
Transactions with non-consolidated companies included in cost of goods sold	109.6	76.1	398.2	390.5
15. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Corporate, Eliminations and Other primarily represents unallocated corporate office activities and eliminations. All intersegment transactions are eliminated within Corporate, Eliminations and Other. Segment information for the three and nine months ended September 30, 2014 and 2013 was as follows:

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Corporate, Eliminations and Other	Total
Three months ended September 30, 2014
Net sales to external customers	$1,657.8	$590.3	$2.6	$2,250.7
Intersegment net sales	—	2.7	(2.7)	—
Net sales	1,657.8	593.0	(0.1)	2,250.7
Gross margin	294.4	131.3	(11.0)	414.7
Carlsbad restructuring expense	—	67.0	—	67.0
Operating earnings	238.7	46.0	(7.4)	277.3
Capital expenditures	92.6	91.7	4.1	188.4
Depreciation, depletion and amortization expense	93.6	89.4	6.5	189.5

Three months ended September 30, 2013
Net sales to external customers	$1,418.8	$488.5	$1.4	$1,908.7
Intersegment net sales	—	34.7	(34.7)	—
Net sales	1,418.8	523.2	(33.3)	1,908.7
Gross margin	193.3	184.4	9.2	386.9
Operating earnings	57.6	91.8	(5.3)	144.1
Capital expenditures	119.9	199.2	13.4	332.5
Depreciation, depletion and amortization expense	75.6	85.5	5.0	166.1

Nine months ended September 30, 2014
Net sales to external customers	$4,583.0	$2,076.8	$17.4	$6,677.2
Intersegment net sales	—	11.7	(11.7)	—
Net sales	4,583.0	2,088.5	5.7	6,677.2
Gross margin	785.1	593.9	(31.5)	1,347.5
Carlsbad restructuring expense	—	67.0	—	67.0
Operating earnings	583.0	425.1	(60.9)	947.2
Capital expenditures	331.0	329.4	16.9	677.3
Depreciation, depletion and amortization expense	269.9	268.2	20.1	558.2

Nine months ended September 30, 2013
Net sales to external customers	$4,565.2	$2,265.5	$9.2	$6,839.9
Intersegment net sales	—	56.2	(56.2)	—
Net sales	4,565.2	2,321.7	(47.0)	6,839.9
Gross margin	725.7	970.3	(2.1)	1,693.9
Operating earnings	433.2	744.3	(16.6)	1,160.9
Capital expenditures	360.4	649.9	63.7	1,074.0
Depreciation, depletion and amortization expense	221.6	253.0	14.2	488.8

Total assets as of September 30, 2014	$10,134.7	$9,938.7	$(1,617.9)	$18,455.5
Total assets as of December 31, 2013	9,945.1	9,597.4	11.5	19,554.0
16. Disposal and Exit Activities
In 2013, we decided to exit our distribution businesses in Argentina and Chile and in connection with this decision, we wrote down the related assets by approximately $50 million, pre-tax, to their estimated fair value in 2013. This amount was included in loss on write down of assets in the Consolidated Statement of Earnings in our 10-K Report. As a result of new information regarding the

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

structure of the intended disposition of Argentina’s distribution business as an asset sale, during the nine months ended September 30, 2014, we recorded a $53.6 million tax benefit. We have reached an agreement to sell our Argentina assets and recorded a pre-tax gain of $18.2 million during the third quarter of 2014 to adjust these net assets to their estimated fair value. Additionally, the decision was made in the second quarter of 2014 to close the Chile business and sell the remaining fixed assets. We recorded a pre-tax loss of $5.6 million related to the decision. The assets related to Argentina’s distribution businesses and the fixed assets related to Chile’s distribution businesses qualify for asset held for sale accounting. At September 30, 2014, we included $41.9 million in other current assets and $7.3 million in accrued liabilities in our Condensed Consolidated Balance Sheet as assets held for sale. We expect to continue to sell our products in these countries by using other distribution channels. Completion of these exit activities is expected during the fourth quarter of 2014.
In 2013, we also decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. In connection with the planned sale of this mine, we wrote down the related assets by approximately $48 million pre-tax, to their estimated fair value during the three months ended September 30, 2013, and recorded a corresponding tax benefit of approximately $17 million, which is reflected in the Consolidated Statement of Earnings in our 10-K Report. The sale of the salt operations was completed on July 29, 2014 for $55 million, resulting in a pre-tax gain of $13.5 million in the third quarter of 2014.
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
We plan to transition the Carlsbad facility to exclusive production of our highly valued K-Mag® product line. We currently estimate that the discontinued MOP production will result in total pre-tax charges in the range of $125 million to $140 million (primarily in the form of non-cash accelerated depreciation and depletion charges of approximately $105 million to $125 million. The third quarter pre-tax charges were $67 million, of which approximately $50 million related to accelerated depreciation and depletion, approximately $5 million related to ARO costs, approximately $4 million related to write off of spare parts inventory and approximately $8 million were employee related costs which are accrued at September 30, 2014. We also recorded a tax benefit of approximately $28 million related to these costs in the quarter ended September 30, 2014. The majority of the remaining expected total costs will be recorded in the fourth quarter.
During 2014, we recorded severance charges and other personnel related costs of approximately $11 million in connection with the previously announced closing of our Hookers Prairie phosphate mine and certain cost saving initiatives. During the quarter ended September 30, 2014, we paid approximately $8 million related to these costs, with the remaining amounts to be paid through March 31, 2015.
17. CF Acquisition
On March 17, 2014, we completed the CF Phosphate Assets Acquisition. The purchase price was $1,172.1 million plus an additional $203.7 million (all in cash) to fund CF’s asset retirement obligation trust and escrow. We acquired CF's phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. This acquisition allows us to take advantage of synergies associated with combining our phosphate operations and logistical capabilities in Central Florida with those of CF. In addition, we will be able to forego the construction of a beneficiation plant at Ona and the construction of an ammonia plant. The results of the CF phosphates operations have been included in our condensed consolidated financial statements for the period from March 17, 2014 through September 30, 2014.
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City, Florida phosphate concentrates facility (the "Plant City Facility") and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that place into trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our most recent closure cost estimates, an additional $7 million will be added to the Plant City Trust in the fourth quarter of 2014 to attain full funding status. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We expect we will be required to deposit up to an additional $4 million in the Bonnie Facility Trust near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Trust. The deposits into the Plant City Trust and the Bonnie Facility Trust are reflected in the Statement of Cash Flows components of the $1,375.8 million cash used in the CF Phosphate Assets Acquisition.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2014, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $101.7 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Condensed Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition we also acquired ARO related to land reclamation.
The following table summarizes the amounts of the assets acquired and liabilities assumed as recognized with the acquisition.

(in millions)
Inventory	$144.1
Other current assets	0.5
Mineral properties and rights	499.7
Property, plant and equipment	627.1
Funds for asset retirement obligations (1)	203.7
Other assets	56.8
Current liabilities	(1.5)
Other liabilities	(9.0)
Asset retirement obligation	(145.6)
$1,375.8
(1) Included with other assets in the Condensed Consolidated Balance Sheet as of September 30, 2014
We also signed two strategic supply agreements with CF under which CF will provide Mosaic with ammonia for its production purposes (“CF Ammonia Supply Agreements”). Under one agreement, which is expected to commence prior to January 1, 2017, Mosaic will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. The execution of this agreement was not contingent upon the completion of the acquisition; therefore, no corresponding asset or liability was recorded as part of the acquisition accounting.
Under the second agreement, which became effective on the acquisition date, Mosaic will purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing.  The effectiveness of this agreement was a condition to the acquisition and included in the acquisition accounting, but its impacts were not material.
We recognized approximately $1 million and $8 million of acquisition and integration costs that were expensed during the three and nine months ended September 30, 2014, respectively. These costs are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
The CF phosphates operations contributed revenues of $434.3 million and net earnings of $22.3 million from March 17, 2014 through September 30, 2014, excluding the effects of the acquisition and integration costs described above.
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

(in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$2,250.7	$2,129.4	$6,822.3	$7,543.2
Net earnings attributable to Mosaic	$201.9	$133.3	$657.4	$929.6
18. Investment in Northern Promise Joint Venture
As of September 30, 2014, our investment in Northern Promise Joint Venture is approximately $445.9 million and is accounted for as an equity method investment. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the “Project”) will approximate $7.5 billion, which we expect to be funded primarily through investments by us, Ma’aden

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(c)
Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans, to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”). Our proportionate share of amounts covered by the DSU Commitment is not presently anticipated to exceed approximately $200 million. The fair value of the DSU Commitment at September 30, 2014 is not material.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended				Nine months ended
	September 30,		2014-2013		September 30,		2014-2013
(in millions, except per share data)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net sales	$2,250.7	$1,908.7	$342.0	18%	$6,677.2	$6,839.9	$(162.7)	(2)%
Cost of goods sold	1,836.0	1,521.8	314.2	21%	5,329.7	5,146.0	183.7	4%
Gross margin	414.7	386.9	27.8	7%	1,347.5	1,693.9	(346.4)	(20)%
Gross margin percentage	18%	20%			20%	25%
Selling, general and administrative expenses	83.9	94.4	(10.5)	(11)%	291.3	302.3	(11.0)	(4)%
(Gain) loss on assets sold and to be sold	(31.7)	122.8	(154.5)	(126)%	(26.1)	122.8	(148.9)	(121)%
Carlsbad restructuring expense	67.0	—	67.0	NM	67.0	—	67.0	NM
Other operating expense	18.2	25.6	(7.4)	(29)%	68.1	107.9	(39.8)	(37)%
Operating earnings	277.3	144.1	133.2	92%	947.2	1,160.9	(213.7)	(18)%
Gain (loss) in value of share repurchase agreement	5.3	—	5.3	NM	(60.2)	—	(60.2)	NM
Interest (expense) income, net	(25.2)	1.8	(27.0)	NM	(76.6)	6.0	(82.6)	NM
Foreign currency transaction gain (loss)	27.1	(29.6)	56.7	(192)%	31.8	9.6	22.2	NM
Other income (expense)	0.1	0.4	(0.3)	(75)%	(6.1)	2.6	(8.7)	NM
Earnings from consolidated companies before income taxes	284.6	116.7	167.9	144%	836.1	1,179.1	(343.0)	(29)%
Provision for (benefit from) income taxes	77.6	(6.6)	84.2	NM	157.7	253.4	(95.7)	(38)%
Earnings from consolidated companies	207.0	123.3	83.7	68%	678.4	925.7	(247.3)	(27)%
Equity in net earnings (loss) of nonconsolidated companies	(4.1)	2.5	(6.6)	NM	(9.6)	10.0	(19.6)	(196)%
Net earnings including noncontrolling interests	202.9	125.8	77.1	61%	668.8	935.7	(266.9)	(29)%
Less: Net earnings attributable to noncontrolling interests	1.0	1.4	(0.4)	(29)%	0.9	1.7	(0.8)	(47)%
Net earnings attributable to Mosaic	$201.9	$124.4	$77.5	62%	$667.9	$934.0	$(266.1)	(28)%
Diluted net earnings per share attributable to Mosaic	$0.54	$0.29	$0.25	86%	$1.72	$2.19	$(0.47)	(21)%
Diluted weighted average number of shares outstanding	375.9	427.1			377.0	427.1
Overview of Consolidated Results for the three months ended September 30, 2014 and 2013
Net sales increased to $2.3 billion for the three months ended September 30, 2014, compared to $1.9 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended September 30, 2014 were $201.9 million, or $0.54 per diluted share, compared to $124.4 million, or $0.29 per diluted share, for the period a year ago. Our earnings per share were positively impacted by a 12% lower average share count in the current year period. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the three months ended September 30, 2014, reflected net costs of approximately $35 million related to strategic decisions to reposition our asset portfolio, including our decision to permanently discontinue production of MOP at our Carlsbad,

New Mexico facility, sell our Hersey salt operations and exit our distribution businesses in Argentina and Chile compared to approximately $123 million for charges as described below for the three months ended September 30, 2013. In addition, operating earnings were impacted by higher phosphates and potash sales volumes compared to the same period in the prior year. The increase in Phosphates sales volumes was primarily due to additional tonnes from the CF Phosphates Assets Acquisition. In the prior year Potash sales volumes were constrained by sentiments in the market driving customers to purchase fertilizer only as needed, combined with delayed purchases in anticipation of the signing of supply contracts in China.
Despite strong demand this quarter, and the fact that potash selling prices have been strengthening each quarter in 2014, potash selling prices have not recovered to levels in the comparable prior year period. Potash selling prices began to decrease in the prior year period due to uncertainty in the potash market and weak customer sentiment, which was exacerbated in July 2013, when one of our global competitors announced its intention to increase production volumes and corresponding sales volumes.
Other Highlights
During the three months ended September 30, 2014:

•	We maintained a strong financial position with cash and cash equivalents of $3.0 billion as of September 30, 2014.

•	We continued to execute on our strategic plans and other priorities:

◦
During the quarter we repurchased 6,184,863 Class A Shares, Series A-2 for approximately $300 million which completed our commitment under the MAC Trust Share Repurchase Agreement. Following this, during open trading periods consistent with our insider trading policy, we repurchased 1,565,251 shares of Common Stock in the open market under our Repurchase Program for approximately $74 million. Subsequent to September 30, 2014 through October 27, 2014, we have purchased an additional 1,926,349 shares of Common Stock in the open market for approximately $81 million.

◦	The Esterhazy K3 mine development remained on track, with both shafts more than 1,700 feet below surface.

◦	On July 29, 2014, we completed the sale of our salt operations at our Hersey, Michigan mine for approximately $55 million, resulting in a pre-tax gain of $13.5 million.

◦
On July 23, 2014, we announced our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. The final date for production is expected to be December 31, 2014. We currently estimate that the discontinued production will result in total pre-tax charges in the range of $125 million to $140 million, primarily in the form of non-cash accelerated depreciation and depletion charges and cash severance charges. The third quarter pre-tax charges were approximately $67 million, with the majority of the remaining expected total costs to be recorded in the fourth quarter. We recorded a corresponding tax benefit of approximately $28 million in the quarter ended September 30, 2014.

◦
On September 30, 2014, we announced a reduction in our phosphate fertilizer production, primarily due to high raw material prices, in particular ammonia prices. Global prices of these products are increasing due to constrained supply and firm demand. This curtailment will limit inventory build-up during the seasonally-slow part of the year.

◦
We have reached an agreement to sell our Argentina assets. In connection with the agreement we wrote up the assets, classified as held for sale, to their estimated fair value which resulted in a gain of $18.2 million during the third quarter of 2014.

•	We recorded a foreign currency transaction gain of $27.1 million for the three months ended September 30, 2014 compared with a loss of $29.6 million for the same period a year ago.

•	We recorded net unrealized mark-to-market losses of $24.4 million for the three months ended September 30, 2014 compared with gains of $23.2 million for the same period in the prior year.
During the three months ended September 30, 2013:

•
In connection with signing the CF Ammonia Supply Agreements under which CF will supply us with ammonia, we decided to forego our proposed ammonia manufacturing plant at our Faustina, Louisiana facility, wrote off our initial investment in the project of approximately $25 million and recorded a corresponding tax benefit of approximately $9 million.

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

Overview of Consolidated Results for the nine months ended September 30, 2014 and 2013
Net earnings attributable to Mosaic for the nine months ended September 30, 2014 were $667.9 million, or $1.72 per diluted share, compared to $934.0 million, or $2.19 per diluted share, for the same period a year ago. Our earnings per share were positively impacted by a 12% lower average share count in the current year period compared to the prior year. Included in current year net earnings is a charge of $60 million, or $0.15 per diluted share, related to the change in value of our Share Repurchase Agreements, and discrete income tax benefits of approximately $105 million, or $0.29 per diluted share. On March 17, 2014, we completed the CF Phosphate Assets Acquisition and have included the results in our condensed consolidated financial statements from that date. Results for the nine months ended September 30, 2014 and 2013 reflected the factors discussed above for the three months ended September 30, 2014 and 2013 in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the nine months ended September 30, 2014, reflected net costs of approximately $41 million related to strategic decisions to reposition our asset portfolio, including our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility, sell our Hersey salt operations and exit our distribution businesses in Argentina and Chile, compared to approximately $123 million for charges as described above for the three months ended September 30, 2013. In addition, operating earnings for the nine months ended September 30, 2014, were impacted by lower potash and phosphate selling prices compared to the same period in the prior year, partially offset by increased sales volumes for both potash and phosphates, and by lower raw material costs for our phosphate products.
Potash selling prices reflected the impact discussed above for the three months ended September 30, 2014. Potash sales volumes increased in the current period compared to the same period in the prior year due to the factors described above in the three month discussion and a strong spring application season in North America. Also, the signing of supply contracts with customers in China in the first quarter of 2014 helped establish a price floor in the market, leading customers to resume purchasing product.
Phosphates selling prices were also lower than the same period of the prior year. Phosphates selling prices were decreasing in the prior year, in part due to softer global demand caused by higher producer inventories and a decline in India's import demand. This decline continued until the fourth quarter of 2013, when prices hit a floor. In December 2013, we began to see phosphate selling prices increase, which has continued in 2014, due to several factors, including strong demand, production outages by other global producers and rail and barge logistical challenges in the U.S. in the first quarter of 2014 from extended cold weather.
Phosphates sales volumes for the nine months ended September 30, 2014, were higher than those from the same period in the prior year, primarily due to more tonnes available from the CF Phosphates Asset Acquisition.
Other noteworthy matters during the nine months ended September 30, 2014 included:

•
We purchased 43.3 million Class A Shares, Series A-2 and A-3 under the MAC Trusts Share Repurchase Agreement for approximately $2.0 billion. In addition, under the Repurchase Program, we purchased 8,193,698 Class A shares held by certain Cargill family member trusts, and 1,720,251 shares of Common Stock in the open market, for an aggregate of $468.6 million.

•
On April 15, 2014, we signed definitive agreements with Archer Daniels Midland Company ("ADM") to acquire its fertilizer distribution business and working capital in Brazil and Paraguay for approximately $350 million. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil, as well as replace a substantial amount of planned internal investments in that country. Under the terms of the agreements, we would acquire four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients. We have received anti-trust approval in Brazil. We expect the acquisition to close by the end of 2014.

The parties have also negotiated the terms of five-year fertilizer supply agreements providing for us to supply ADM's fertilizer needs in Brazil and Paraguay.

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

During the nine months ended September 30, 2013:

•	We recorded a pre-tax charge of approximately $42 million for the settlement and related costs of the potash antitrust litigation, which was included in other operating expenses.

•
On August 5, 2013, we entered into a Shareholders’ Agreement with Ma’aden and SABIC under which the parties have formed the Northern Promise Joint Venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2014-2013		September 30,		2014-2013
(in millions, except price per tonne or unit)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net sales:
North America	$635.9	$417.1	$218.8	52%	$1,918.8	$1,555.1	$363.7	23%
International	1,021.9	1,001.7	20.2	2%	2,664.2	3,010.1	(345.9)	(11)%
Total	1,657.8	1,418.8	239.0	17%	4,583.0	4,565.2	17.8	—%
Cost of goods sold	1,363.4	1,225.5	137.9	11%	3,797.9	3,839.5	(41.6)	(1)%
Gross margin	$294.4	$193.3	$101.1	52%	$785.1	$725.7	$59.4	8%
Gross margin as a percent of net sales	18%	14%			17%	16%

Sales volume (in thousands of metric tonnes)

Crop Nutrients:
North America(a)	805	515	290	56%	2,499	1,834	665	36%
International(a)	812	677	135	20%	2,285	2,345	(60)	(3)%
MicroEssentials®	302	233	69	30%	1,034	903	131	15%
Crop Nutrient Blends	838	837	1	—%	2,185	1,981	204	10%
Total	2,757	2,262	495	22%	8,003	7,063	940	13%
Feed Phosphates	144	152	(8)	(5)%	460	416	44	11%
Other(b)	351	325	26	8%	858	850	8	1%
Total Phosphates Segment Tonnes	3,252	2,739	513	19%	9,321	8,329	992	12%
Average selling price per tonne:
DAP (FOB plant)	$461	$436	$25	6%	$450	$471	$(21)	(4)%
Crop Nutrient Blends (FOB destination)	470	508	(38)	(7)%	460	538	(78)	(14)%

Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$508	$486	$22	5%	$457	$519	$(62)	(12)%
Sulfur (long ton)	148	167	(19)	(11)%	125	172	(47)	(27)%

(a)	Excludes Crop Nutrient Blends and MicroEssentials®.

(b)	Other volumes are primarily single superphosphate ("SSP"), potash and nitrogen products sold outside of North America.
Three months ended September 30, 2014 and 2013
The Phosphates segment’s net sales increased to $1.7 billion for the three months ended September 30, 2014, compared to $1.4 billion for the three months ended September 30, 2013. Higher sales volumes resulted in increased net sales of approximately $250 million. The prior year period also included approximately $15 million related to PhosChem net sales for its other member, which had minimal impact on gross margin.
Our average diammonium phosphate ("DAP") selling price was $461 per tonne for the three months ended September 30, 2014, an increase of 6% from the same period a year ago. Prior year price levels were negatively impacted by softer global demand caused in part by higher than normal producer inventories and a decline in India's import demand. Price levels in the current year quarter are higher than the prior year period due to a strengthening market environment during 2014 causing prices to increase. The selling price of crop nutrient blends (“Blends”) for the three months ended September 30, 2014 decreased 7% compared to the same period in the prior year primarily due to a change in product mix, requiring less high value phosphates, and a decline in prices of crop nutrients used in Blends, particularly potash.
The Phosphates segment’s sales volumes were higher, with 3.3 million tonnes for the three months ended September 30, 2014 compared to 2.7 million tonnes for the same period in the prior year, due primarily to the CF Phosphate Assets Acquisition.

Gross margin for the Phosphates segment increased to $294.4 million for the three months ended September 30, 2014, from $193.3 million in the three months ended September 30, 2013. Higher sales volumes and lower product costs had favorable impacts on gross margin of approximately $65 million and $30 million, respectively. The lower product costs were driven by approximately $20 million of lower sulfur costs, partially offset by higher ammonia costs of approximately $5 million used in our North American production, and approximately $45 million of lower prices for crop nutrients used in production in our international distribution locations. We also had higher plant spending of approximately $25 million due to lower operating rates in the current quarter. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was 18% for the three months ended September 30, 2014, compared to 14% for the three months ended September 30, 2013.
The average consumed price for ammonia for our North American operations increased to $508 per tonne for the three months ended September 30, 2014, from $486 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $148 per long ton for the three months ended September 30, 2014, from $167 in the same period a year ago. We purchased more raw materials, primarily ammonia, from third parties in the current year period, primarily due to increased production related to the CF Phosphates Asset Acquisition. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock increased to $60 per tonne for the three months ended September 30, 2014, from $58 per tonne for the three months ended September 30, 2013. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations decreased to 7% for the three months ended September 30, 2014, from 10% in the same period a year ago, due to using more of our produced rock during the current year quarter.
Our North American phosphate rock production was 3.5 million tonnes for the three months ended September 30, 2014, compared with 3.3 million tonnes during the same period a year ago. The increase was due to additional production of 0.7 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphates Assets Acquisition. This was partially offset by lower phosphate rock production at our other mines consistent with expected recoveries as reflected in our long term mine plans. Also, in June 2014, we exhausted the reserves at our Hookers Prairie, Florida mine, which produced 0.4 million tonnes in the prior year period.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.5 million tonnes for the three months ended September 30, 2014, compared to 2.1 million tonnes in the same period a year ago. The increase in production is due to approximately 0.4 million tonnes of production from the Plant City facility acquired as part of the CF Phosphates Assets Acquisition.
Costs were also impacted by net unrealized mark-to-market derivative losses of $0.5 million for the three months ended September 30, 2014, compared to gains of $1.4 million for the same period a year ago, primarily on foreign currency derivatives.
Nine months ended September 30, 2014 and 2013
The Phosphates segment’s net sales were $4.6 billion for the nine months ended September 30, 2014 and 2013. Higher sales volumes had a favorable impact of approximately $510 million for the current year period, partially offset by lower selling prices, which resulted in decreased net sales of approximately $410 million. The prior year period also included approximately $75 million related to PhosChem net sales for its other member, which had minimal impact on gross margin.
Our average DAP selling price was $450 per tonne for the nine months ended September 30, 2014, a decrease of 4% from the same period a year ago, due to the factors discussed in the Overview. The selling price of Blends for the nine months ended September 30, 2014 decreased 14% compared to the same period in the prior year, primarily due to a change in product mix, requiring less high value phosphates, and a decline in prices of crop nutrients used in Blends, particularly potash.
The Phosphates segment’s sales volumes of 9.3 million tonnes for the nine months ended September 30, 2014 increased compared to 8.3 million tonnes in the same period a year ago, due primarily to more tonnes available per the CF Phosphates Assets Acquisition
Gross margin for the Phosphates segment increased to $785.1 million for the nine months ended September 30, 2014, from $725.7 million in the nine months ended September 30, 2013. Higher sales volumes resulted in an increase to gross margin of approximately $120 million, which was offset by lower sales prices, which had an unfavorable impact on gross margin of approximately $410 million and partially offset by favorable lower product costs of approximately $370 million. The lower product costs were driven by approximately $170 million of lower sulfur and ammonia costs used in our North American production, and approximately $280 million of lower prices for crop nutrients used in production in our international distribution locations. Additionally, the CF Phosphates Assets Acquisition had a negative impact of approximately $40 million, or 1%, on gross margin for the nine months ended September 30, 2014, related to the effect of amortization of the fair market value adjustment of acquired inventory. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 17% for the nine months ended September 30, 2014, from 16% for the nine months ended September 30, 2013.
The average consumed price for ammonia for our North American operations decreased to $457 per tonne for the nine months ended September 30, 2014, from $519 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $125 per long ton for the nine months ended September 30, 2014, from $172 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock was $64 per tonne for the nine months ended September 30, 2014, compared to $62 per tonne for the same period in the prior year.

The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was comparable, at 8%, for the nine months ended September 30, 2014 and 2013.
Our North American phosphate rock production was 10.5 million tonnes for the nine months ended September 30, 2014, compared with 10.8 million tonnes during the same period a year ago. The decrease was due to lower phosphate rock production at our legacy mines consistent with expected recoveries as reflected in our long term mine plans. Also, in June 2014, we exhausted the reserves at our Hookers Prairie, Florida mine, which produced 1.4 million tonnes in the prior year period. These decreases were mostly offset by additional production of 1.7 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphates Assets Acquisition.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 6.9 million tonnes for the nine months ended September 30, 2014, compared to 6.2 million tonnes for the same period of the prior year. The increase in production is due to approximately 0.9 million tonnes of production from the Plant City facility acquired as part of the CF Phosphates Assets Acquisition.
Costs were also reduced by net unrealized mark-to-market derivative gains of $1.7 million for the nine months ended September 30, 2014, primarily on foreign currency derivatives, compared to gains of $2.8 million for the same period a year ago, primarily on freight derivatives.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2014-2013		September 30,		2014-2013
(in millions, except price per tonne or unit)	2014	2013	Change	Percent	2014	2013	Change	Percent
Net sales:
North America	$395.5	$279.4	$116.1	42%	$1,356.7	$1,200.3	$156.4	13%
International	197.5	243.8	(46.3)	(19)%	731.8	1,121.4	(389.6)	(35)%
Total	593.0	523.2	69.8	13%	2,088.5	2,321.7	(233.2)	(10)%
Cost of goods sold	461.7	338.8	122.9	36%	1,494.6	1,351.4	143.2	11%
Gross margin	$131.3	$184.4	$(53.1)	(29)%	$593.9	$970.3	$(376.4)	(39)%
Gross margin as a percent of net sales	22%	35%			28%	42%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	691	417	274	66%	2,674	1,926	748	39%
International	919	781	138	18%	3,411	3,383	28	1%
Total	1,610	1,198	412	34%	6,085	5,309	776	15%
Non-agricultural	198	182	16	9%	577	526	51	10%
Total Potash Segment Tonnes	1,808	1,380	428	31%	6,662	5,835	827	14%
Average selling price per tonne (FOB plant):
MOP - North America(a)	$344	$364	$(20)	(5)%	$314	$408	$(94)	(23)%
MOP - International	232	294	(62)	(21)%	222	319	(97)	(30)%
MOP Average	291	342	(51)	(15)%	274	364	(90)	(25)%

(a)	This price excludes industrial and feed sales.
Three months ended September 30, 2014 and 2013
The Potash segment’s net sales increased to $593.0 million for the three months ended September 30, 2014, compared to $523.2 million in the same period a year ago. The increase was primarily due to higher sales volumes that resulted in a favorable impact of approximately $160 million, offset by lower sales prices that resulted in a decrease in net sales of approximately $90 million.
Our average MOP selling price was $291 per tonne for the three months ended September 30, 2014, a decrease of $51 per tonne compared with the same period a year ago. Average potash selling prices are lower in the current year period due to the factors discussed in the Overview.
The Potash segment’s sales volumes increased to 1.8 million tonnes for the three months ended September 30, 2014, compared to 1.4 million in the same period a year ago, primarily driven by the factors described in the Overview. Also, effective July 1, 2014, our entitlement of Canpotex sales changed to approximately 38.8% from approximately 42.5%, as a result of a change in the members' respective peaking capacities.
Gross margin for the Potash segment decreased to $131.3 million for the three months ended September 30, 2014, from $184.4 million for the same period in the prior year. Gross margin was unfavorably impacted by lower selling prices, offset by a favorable impact due to the increase in sales volumes. Favorable foreign exchange rates also impacted gross margin offsetting higher fixed cost absorption due to lower operating rates in the current year period. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 22% for the three months ended September 30, 2014, compared to 35% for the same period a year ago.
We incurred $44.1 million in expenses, including depreciation on brine assets, and $5.0 million in capital expenditures for brine inflows at our Esterhazy mine during the three months ended September 30, 2014, compared to $47.7 million and $3.9 million, respectively, in the three months ended September 30, 2013. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be higher than average but are still estimated to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
We incurred $45.6 million in Canadian resource taxes for the three months ended September 30, 2014, compared with $30.8 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures and higher sales volumes in the current year period. We incurred $5.5 million in royalties in the three months ended September 30, 2014, compared to $10.5 million in the three months ended September 30, 2013.
Costs were negatively impacted by net unrealized mark-to-market derivative losses of $22.7 million for the three months ended September 30, 2014, compared with gains of $22.7 million for the same period a year ago, primarily on foreign currency derivatives.
For the three months ended September 30, 2014, potash production was 1.7 million tonnes, compared to 2.0 million tonnes for the three months ended September 30, 2013. Our production and sales volumes were impacted by planned and unplanned weather-related down time at our Esterhazy and Belle Plaine, Saskatchewan mines.
Nine months ended September 30, 2014 and 2013
The Potash segment’s net sales decreased to $2.1 billion for the nine months ended September 30, 2014, compared to $2.3 billion in the same period a year ago. The decrease was primarily due to lower selling prices that resulted in a decrease in net sales of approximately $610 million, partially offset by higher sales volumes that resulted in an increase of approximately $380 million.
Our average MOP selling price was $274 per tonne for the nine months ended September 30, 2014, a decrease of $90 per tonne compared with the same period a year ago. Average potash selling prices are lower in the current year period due to the factors discussed in the Overview.
The Potash segment’s sales volumes increased to 6.7 million tonnes for the nine months ended September 30, 2014, compared to 5.8 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $593.9 million for the nine months ended September 30, 2014, from $970.3 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $610 million related to lower selling prices, partially offset by a favorable impact of approximately $230 million due to the increase in sales volumes. Favorable foreign exchange rates also impacted gross margin offsetting higher fixed cost absorption due to lower operating rates in the current year period. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 28% for the nine months ended September 30, 2014, compared to 42% for the same period a year ago.
We incurred $134.7 million in expenses, including depreciation on brine assets, and $10.9 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2014, compared to $152.1 million and $36.0 million, respectively, in the nine months ended September 30, 2013.
We incurred $120.7 million in Canadian resource taxes for the nine months ended September 30, 2014, compared with $129.9 million in the same period a year ago. These taxes decreased due to lower realized prices and profitability, mostly offset by lower deductions for capital expenditures and higher sales volumes in the current year. We incurred $18.6 million in royalties in the nine months ended September 30, 2014, compared to $39.2 million in the nine months ended September 30, 2013 due to lower selling prices and production.
Costs were negatively impacted by net unrealized mark-to-market derivative losses of $2.5 million for the nine months ended September 30, 2014, primarily on foreign currency derivatives compared with gains of $0.3 million for the same period a year ago, primarily on commodity derivatives offset by foreign currency derivatives.
For the nine months ended September 30, 2014, potash production decreased to 5.6 million tonnes compared to 6.3 million tonnes for the nine months ended September 30, 2013, due to the factors discussed above as well as unplanned down time at our Carlsbad, New Mexico mine related to a warehouse roof collapse. Production and sales volumes were also impacted by a shortage of rail service in the first four months of 2014, which prioritized shipments from a large North American grain crop over fertilizer shipments.

Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2014-2013		September 30,		2014-2013
(in millions)	2014	2013	Change	Percent	2014	2013	Change	Percent
Selling, general and administrative expenses	$83.9	$94.4	$(10.5)	(11)%	$291.3	$302.3	$(11.0)	(4)%
(Gain) loss on assets sold and to be sold	(31.7)	122.8	(154.5)	(126)%	(26.1)	122.8	(148.9)	(121)%
Carlsbad restructuring expense	67.0	—	67.0	NM	67.0	—	67.0	NM
Other operating expense	18.2	25.6	(7.4)	(29)%	68.1	107.9	(39.8)	(37)%
Gain (loss) in value of share repurchase agreement	5.3	—	5.3	NM	(60.2)	—	(60.2)	NM
Interest (expense)	(31.4)	(1.7)	(29.7)	NM	(93.1)	(6.3)	(86.8)	NM
Interest income	6.2	3.5	2.7	77%	16.5	12.3	4.2	34%
Interest (expense) income, net	(25.2)	1.8	(27.0)	NM	(76.6)	6.0	(82.6)	NM
Foreign currency transaction gain (loss)	27.1	(29.6)	56.7	(192)%	31.8	9.6	22.2	NM
Other income (expense)	0.1	0.4	(0.3)	(75)%	(6.1)	2.6	(8.7)	NM
Provision for (benefit from) income taxes	77.6	(6.6)	84.2	NM	157.7	253.4	(95.7)	(38)%
Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2014, selling, general and administrative expenses were $83.9 million and $291.3 million, respectively, compared to $94.4 million and $302.3 million for the three and nine months ended September 30, 2013, respectively. The decrease in the current quarter was primarily related to the timing of our annual equity incentive grant, due to the change in our fiscal year end from May to December. For the nine months ended September 30, 2014, the decrease in expenses was primarily related to lower project-related costs and reduced spending due to cost-savings initiatives, partially offset by costs associated with an additional incentive grant related to the achievement of future cost-savings initiatives.
(Gain) Loss on Assets Sold and To Be Sold
The gain on assets to be sold of $31.7 million for the three months ended September 30, 2014 includes a gain of $13.5 million from the sale of our salt operations at our Hersey, Michigan mine, combined with a gain of $18.2 million related to the agreement to sell our distribution business in Argentina mentioned in the Overview. The gain of $26.1 million for the nine months ended September 30, 2014 also includes a loss of $5.6 million related to the closure of our Chile distribution business.
The loss of $122.8 million for the three and nine months ended September 30, 2013 was related to the exit from our Argentina and Chile distribution businesses, the write off of initial engineering costs for our ammonia plant and closure of the Hersey potash facility.
Carlsbad Restructuring Expense
The Carlsbad restructuring expense of $67.0 million for the three and nine months ended September 30, 2014 is related to our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility as discussed in the Overview.
Other Operating Expense
For the three months ended September 30, 2014, we had other operating expense of $18.2 million, compared with $25.6 million for the same period in the prior year. The decrease from the three months ended September 30, 2013, is due to the prior year period including approximately $9 million of costs related to the settlement of certain mineral right interests.
For the nine months ended September 30, 2014, we had other operating expense of $68.1 million, compared with $107.9 million for the same period in the prior year. The decrease in expense was primarily due to the costs associated with the settlement of potash antitrust litigation, of which $42 million was recorded during the nine months ended September 30, 2013.
Gain (Loss) in Value of Share Repurchase Agreement
The change in value for share repurchase agreement relates to the remeasurement of our share repurchase obligation to its present value. For the three months ended September 30, 2014, we had a gain of $5.3 million and for the nine months ended September 30, 2014, we had a loss of $60.2 million.
Interest Expense
For the three and nine months ended September 30, 2014, interest expense was $31.4 million and $93.1 million, respectively, compared to $1.7 million and $6.3 million for the three and nine months ended September 30, 2013. The increase is primarily related to higher average debt balances as a result of a $2 billion public offering of senior notes completed on November 7, 2013, as part of the implementation of our capital management philosophy.

Foreign Currency Transaction Gain (Loss)
For the three and nine months ended September 30, 2014, we recorded a foreign currency transaction gains of $27.1 million and $31.8 million, respectively, compared with a loss of $29.6 million and a gain of $9.6 million for the same periods in the prior year. For the three and nine months ended September 30, 2014, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.
For the three months ended September 30, 2013, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates. It was also affected by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables. For the nine months ended September 30, 2013, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables.
Provision for Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

September 30, 2014	27.3%	$77.6
September 30, 2013	(5.7)%	(6.6)

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2014	18.9%	$157.7
September 30, 2013	21.5%	253.4
Income tax expense was $77.6 million and $157.7 million, and the effective tax rates were 27.3% and 18.9% for the three and nine months ended September 30, 2014, respectively.
For the three months ended September 30, 2014, tax expense specific to the period included a benefit of $28.8 million, which primarily related to the $67 million pre-tax charges resulting from the decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. For the nine months ended September 30, 2014, we recorded tax benefits specific to the period of $104.8 million, which primarily related to the intended sale of our distribution business in Argentina, changes in estimates related to the filing of the December 31, 2013 tax returns for certain non-U.S. subsidiaries, and the pre-tax charges at our Carlsbad, New Mexico facility previously noted.
In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. The three and nine months ended September 30, 2014 also included a cost of $32.5 million and $60.5 million, respectively, related to certain non-U.S. subsidiaries where our earnings are not permanently reinvested.
For the three and nine months ended September 30, 2013, our income tax expense was $(6.6) million and $253.4 million, and effective tax rates were (5.7)% and 21.5%, respectively. For the three months ended September 30, 2013, our rate was impacted by tax benefits specific to the period of $18.1 million related to the resolution of certain tax matters in various jurisdictions. Additionally, we recorded a $26.4 million benefit related to the $123 million write down of the distribution business in Argentina and Chile, the Hersey, Michigan mine assets, and other non-strategic assets.
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
Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $3.0 billion, stockholders’ equity of approximately $11.0 billion, long-term debt of approximately $3.8 billion and short-term debt of approximately $0.4 million. We have increased our target liquidity buffer to $2.5 billion due to the recent growth of our business, with approximately $1 billion in cash on our balance sheet and $1.5 billion in committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets and liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the nine months ended September 30, 2014, we executed on strategic opportunities, including the completion of the CF Phosphate Assets Acquisition, which reduced our unrestricted cash by approximately $1.4 billion, invested $677.3 million in capital expenditures, and we returned excess cash to shareholders by repurchasing approximately 53.2 million shares for an aggregate expenditure of approximately $2.5 billion. We also paid $288.6 million in cash dividends.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the Term Loan Facility will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. On September 18, 2014, we borrowed the entire $800 million available under our Term Loan Facility. In addition, at September 30, 2014, we had $1.48 billion available for working capital needs and investment opportunities under our $1.5 billion credit facility.
In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and debt capacity, to fund our Repurchase Program, our commitments in connection with the Northern Promise Joint Venture, the acquisition of ADM's distribution business in Brazil and Paraguay and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 11 of our Notes to Condensed Consolidated Financial Statements. We used net proceeds from borrowings under the Term Loan Facility to replenish cash that Mosaic used to fund the CF Phosphate Assets Acquisition.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.4 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2014. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.7 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use a portion of this cash for non-U.S. expansions.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2014 and 2013:

(in millions)	Nine months ended
	September 30,		2014-2013
Cash Flow	2014	2013	Change	Percent
Net cash provided by operating activities	$1,911.9	$1,516.7	$395.2	26%
Net cash used in investing activities	(2,152.7)	(1,225.6)	(927.1)	76%
Net cash used in financing activities	(2,021.5)	(326.6)	(1,694.9)	NM
Operating Activities
During the nine months ended September 30, 2014, net cash provided by operating activities was $1.9 billion, compared to $1.5 billion for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, results of operations, after non-cash adjustments to net earnings, contributed $1.4 billion to cash flows from operating activities, compared to a contribution of $1.8 billion as computed on the same basis for the prior year period. Although results of operations, after non-cash adjustments to net earnings, were lower in the nine months ended September 30, 2014, compared to the same period last year, changes to working capital were more favorable. Changes in working capital of $545 million contributed to cash flows from operating activities during the nine months ended September 30, 2014, primarily from a decrease in other current assets and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable as discussed below, compared to changes in working capital of $(332.1) million during the nine months ended September 30, 2013.

The increase in accounts receivable for the nine months ended September 30, 2014 was primarily due to increased sales in September 2014. The decrease in other current and noncurrent assets of $216.7 million was primarily driven by a decrease in our income tax receivable due to the application of prior year tax refunds against current year tax liabilities, resulting in our paying less cash for taxes, and due to a reduction in working capital levels of Argentina and Chile which are in our assets held for sale balances. The increase in accounts payable of $272.3 million was primarily due to an increase in inventory purchases in Brazil that had not yet been paid for at September 30, 2014, and the timing of payments as we have extended terms in certain international geographies that we did not have in the prior year. The increase in accrued liabilities of $67.8 million for the nine months ended September 30, 2014 is primarily related to an increase in accrued interest, related to higher debt balances in the current year, and higher incentive accruals in the current year, due to timing related to our fiscal year end change.
Investing Activities
Net cash used in investing activities was $2.2 billion for the nine months ended September 30, 2014, compared to $1.2 billion for the same period a year ago. The increase in investing activities in the current year was primarily driven by the completion of the CF Phosphate Assets Acquisition for approximately $1.4 billion, partially offset by lower capital expenditures of $677.3 million, of which $146.0 million related to our Potash expansion projects. Capital expenditures decreased in the current year period, compared to the same period in the prior year, due to lower Potash expansion spending and lower maintenance capital. During calendar 2013, we completed expansion work at both the Belle Plaine and Colonsay potash mines. In addition, in the first quarter of 2013, we had capital spending for our remote brine injection well. During the nine months ended September 30, 2014, we also invested $152 million in the Northern Promise Joint Venture and received proceeds of $55 million for our Hersey, Michigan salt operations.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2014, was $2.0 billion, compared to $326.6 million for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the nine months, for an aggregate of approximately $2.5 billion, and dividends paid of $288.6 million, partially offset by proceeds of $800 million from our Term Loan Facility.
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

•	changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;

•	rapid drops in the prices for our products that can require us to write down our inventories to the lower of cost or market;

•	the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

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

•
changes in the environmental and other governmental regulation that applies to our operations, including the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;

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

•
our use of cash and/or available debt capacity to fund share repurchases, including past repurchases under the MAC Trusts Share Repurchase Agreement, financial assurance requirements arising in our business and strategic investments, that has reduced and is expected to continue to reduce our available cash and liquidity and increase our leverage;

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
Foreign Currency Exchange Contracts
As of September 30, 2014 and December 31, 2013, the fair value of our major foreign currency exchange contracts was ($14.6) million and ($17.4) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2014				As of December 31, 2013
	Expected Maturity Date			Fair Value	Expected Maturity Date	Fair Value
	Years ending December 31,				Year ending December 31,
	2014	2015	2016		2014
Foreign Currency Exchange Forwards
Canadian Dollar
Notional (million US$) - long Canadian Dollars	$224.2	$549.5	$27.0	$(18.4)	$687.9	$(13.3)
Weighted Average Rate - Canadian dollar to U.S. dollar	1.0927	1.1010	1.1116		1.0467

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real
Notional (million US$) - short Real	$134.6	$—	$—	$3.4	$87.2	$(3.0)
Weighted Average Rate - Brazilian real to U.S. dollar	2.3869	—	—		2.3849
Notional (million US$) - long Real	$16.4	$27.3	$—		$45.7
Weighted Average Rate - Brazilian real to U.S. dollar	2.4711	2.4499	—		2.2559
Indian Rupee
Notional (million US$) - short Rupee	$112.2	$10.0	$—	$0.4	$104.5	$(1.1)
Weighted Average Rate - Indian rupee to U.S. dollar	61.9803	61.9619	—		63.9091

Total Fair Value				$(14.6)		$(17.4)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2014 and December 31, 2013, the fair value of our natural gas commodities contracts was $2.7 million and $(0.6) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2014				As of December 31, 2013
	Expected Maturity Date				Expected Maturity Date
	Years ending December 31,				Years ending December 31,
	2014	2015	2016	Fair Value	2014	2015	Fair Value
Natural Gas Swaps
Notional (million MMBtu) - long	2.3	8.2	3.5	$2.7	7.2	1.0	$(0.6)
Weighted Average Rate (US$/MMBtu)	$3.69	$3.60	$3.38		$3.71	$3.82
Total Fair Value				$2.7			$(0.6)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2014.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 11 of our Condensed Consolidated Financial Statements in this report:

•
Water Quality Regulations for Nutrient Discharges in Florida. On December 7, 2010, we filed a lawsuit in the U.S. District Court for the Northern District of Florida, Pensacola Division, against the EPA challenging a rule adopted by the EPA that set numeric water quality standards (the “Federal NNC Rule”) for nitrogen and/or phosphorus in Florida lakes and streams. Our lawsuit was subsequently transferred to the U.S. District Court for the Northern District of Florida, Tallahassee Division (the “Tallahassee District Court”), for consolidation with a number of lawsuits brought by other parties challenging the NNC Rule. The Federal NNC Rule set criteria that would have required drastic reductions in the levels of nutrients discharged into Florida lakes and streams, and would have required us and others to significantly limit discharges of these nutrients in Florida beginning in March 2012. Our lawsuit asserted, among other matters, that the criteria set by the EPA did not comport with the requirements of the Federal Water Pollution Control Act or the Administrative Procedure Act, and sought a declaration that the Federal NNC Rule was arbitrary, capricious, an abuse of discretion and not in accordance with law, and vacating the Federal NNC Rule and remanding it for further rulemaking proceedings consistent with the Federal Water Pollution Control Act and its implementing regulations.

In February 2012, the Tallahassee District Court invalidated the Federal NNC Rule in part and upheld it in part, and remanded the invalid parts of the rule to the EPA for reconsideration and reproposal. The Tallahassee District Court subsequently ordered that the effective date of the parts of the Federal NNC Rule that the court had upheld and any parts re-proposed to comply with the court’s order be postponed until January 2013.
The Florida Department of Environmental Protection (the “FDEP”) adopted state rules (the “Florida NNC Rule”) to supplant the requirements of the Federal NNC Rule and mitigate some of the potential adverse effects of the Federal NNC Rule. In June 2012, the Florida NNC Rule was upheld by a state administrative law judge in an administrative proceeding brought by certain nongovernmental organizations and the Florida NNC Rule was submitted to the EPA for approval. In July 2012, the nongovernmental organizations appealed the state administrative law judge’s decision upholding the Florida NNC Rule to the Florida First District Court of Appeal. In February 2013, the Florida First District Court of Appeal upheld the administrative law judge’s decision.
In November 2012, the EPA approved the Florida NNC Rule, and also proposed two rules that would establish new federal nutrient criteria for (i) streams and unimpaired lakes, and (ii) coastal waters, certain estuaries not covered in the FDEP rule and flowing waters in South Florida. The EPA stated that the criteria in the two new proposed rules would not go into effect if the EPA and FDEP took actions necessary to modify the terms of a 2009 consent decree to enable EPA approval of the Florida NNC Rule to meet the consent decree obligations.
On January 7, 2014, the Tallahassee District Court granted the EPA’s motion to modify the consent decree and denied the environmental plaintiffs’ motion to enforce the consent decree according to its original terms, which would have had the effect of requiring the EPA to finalize and apply the Federal NNC Rule and prevent the Florida NNC Rule from becoming effective. This ruling paved the way for the EPA to withdraw the Federal NNC Rule for lakes and springs, and to withdraw the proposed Federal NNC Rule for streams and flowing waters, allowing the Florida NNC Rule to become effective.
On March 7, 2014, the environmental plaintiffs appealed the Tallahassee District Court’s order modifying the consent decree to the Eleventh Circuit Court of Appeals. On April 2, 2014, the EPA published a proposed rule to withdraw the final nutrient criteria standards for lakes, streams and downstream protection values. In that proposed rule, the EPA also indicated that it would not take further action regarding the nutrient criteria rules it had proposed in November 2012. On September 25, 2014, the EPA finalized this rulemaking by withdrawing all proposed and currently effective federal numeric nutrient criteria for Florida. The EPA’s action took effect on October 27, 2014, and we understand that the Florida NNC Rule will become effective shortly thereafter.
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
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended September 30, 2014:

Issuer Repurchases of Equity Securities(a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value that may be yet purchased under the program(b)
Common Stock
July 1, 2014 - July 31, 2014.........................	—	—	—	$605,294,643
August 1, 2014 - August 31, 2014....................	1,045,251	$47.11	1,045,251	$556,052,052
September 1, 2014 - September 30, 2014..............	520,000	$47.32	520,000	$531,445,990
Total......................................	1,565,251	$47.18	1,565,251	$531,445,990
(a) On February 11, 2014, we announced the Repurchase Program to repurchase up to $1 billion of our Class A Shares or Common Stock, through direct buybacks or in open market transactions. All repurchases shown in the table above were made in the open market. In addition to the repurchases shown in the table above, we repurchased approximately 6.2 million Class A Shares for approximately $300 million under the MAC Trusts Repurchase Agreement. In accordance with rules of the SEC, Class A Shares are not included in the table above because they are not registered under the Securities Exchange Act of 1934. In addition, repurchases of Class A Shares under the MAC Trusts Share Repurchase Agreement are not made under the Repurchase Program and are not counted against the amount that may be repurchased under it.
(b) At the end of the month shown.
The following table sets forth information with respect to shares of our Class A Shares that we purchased under the MAC Trusts Share Repurchase Agreement during the quarter ended September 30, 2014 and shares of our Common Stock that we repurchased during the period July 1, 2014 through October 27, 2014, including the shares of our Common Stock shown in the preceding table:

Period	Class A Shares	Average price paid per share	Common Shares	Average price paid per share
July 1, 2014 - July 31, 2014.........................	6,184,863	$48.68	—	—
August 1, 2014 - August 31, 2014....................	—	—	1,045,251	$47.11
September 1, 2014 - September 30, 2014..............	—	—	520,000	$47.32
October 1, 2014 - October 27, 2014..................	—	—	1,926,349	$42.15
Total......................................	6,184,863	$48.68	3,491,600	$44.41
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

October 30, 2014

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