Form 10-K
period 2014-12-31
MOSAIC CO
filed 2015-02-17
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-32327
______________________________
The Mosaic Company
(Exact name of registrant as specified in its charter)
 ______________________________

Delaware	20-1026454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3033 Campus Drive
Suite E490
Plymouth, Minnesota 55441
(800) 918-8270
(Address and zip code of principal executive offices and registrant’s telephone number, including area code)
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock and Class A Common Stock, was approximately $18.0 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 348,667,983 shares of Common Stock, 17,176,046 shares of Class A Common Stock and 0 shares of Class B Common Stock, each par value $0.01 per share, as of February 11, 2015.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2015 Annual Meeting of Stockholders (Part III)

2014 FORM 10-K CONTENTS

PART I.
Item 1. Business.
OVERVIEW
The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in the United States. We are one of the four largest potash producers in the world. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We mine phosphate rock in Florida and process rock into finished phosphate products at facilities in Florida and Louisiana. We mine potash in Saskatchewan and New Mexico. We have other production, blending or distribution operations in Brazil, China, India and Paraguay, as well as strategic equity investments in a phosphate rock mine in the Bayovar region in Peru and a joint venture formed to develop a phosphate rock mine and chemical complexes in the Kingdom of Saudi Arabia. Our distribution operations serve the top four nutrient-consuming countries in the world.
The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.
We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into two reportable business segments: Phosphates and Potash. The following charts show the respective contributions to 2014 sales volumes, net sales and operating earnings for each of these business segments:

Phosphates Segment — We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. Our Phosphates segment also includes our international distribution activities. Our distribution activities include sales offices, port terminals and warehouses in the United States, Canada, and several other key international countries. In addition, the international distribution activities include blending, bagging or production facilities in Brazil, China, India and Paraguay. We account for approximately 14% of estimated global annual production and 71% of estimated North American annual production of concentrated phosphate crop nutrients.
Potash Segment — We are one of the four largest potash producers in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 14% of estimated global annual potash production and 44% of estimated North American annual potash production.

As used in this report:

•	“Mosaic” means The Mosaic Company, both before and after the Merger;

•	“GNS” means the company known as GNS II (U.S.) Corp. until it was renamed The Mosaic Company in connection with the Merger;

•	“MOS Holdings” means the company known as The Mosaic Company until it was renamed MOS Holdings Inc. in connection with the Merger;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“IMC” means IMC Global Inc.;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries, individually or in any combination;

•	“Cargill Crop Nutrition” means the crop nutrient business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	“Cargill Transaction” means the transactions described below under “Cargill Transaction and Share Repurchases” other than repurchases of shares of our Common Stock under the Repurchase Program;

•	“MAC Trusts” means the Margaret A. Cargill foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended;

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
Cargill Transaction and Share Repurchases
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
All other shares (approximately 128.8 million shares in the aggregate) of our Class A Common Stock (“Class A Shares”) received by the Exchanging Cargill Stockholders in the Split-off have generally been subject to transfer restrictions unless we consent. These transfer restrictions are removed as the Class A Shares convert to regular Common Stock. The first such conversion, under which all 42.9 million outstanding Class A Shares, Series A-1 (including 21,647,007 shares held by the MAC Trusts), were converted into regular Mosaic Common Stock, par value $.01 per share (“Common Stock”), occurred on November 26, 2013. On November 26, 2014, the remaining 17,176,068 Class A Shares, Series A-2, held by Exchanging Cargill Stockholders, were converted into Common Stock. Conversion of the remaining 17,176,046 Class A Shares, Series A-3, held by Exchanging Cargill Stockholders, is scheduled to occur on November 26, 2015.
The agreements relating to the Cargill Transaction continued to restrict our ability to engage in share buybacks until November 26, 2013, when the last of such restrictions expired.
On December 6, 2013, Mosaic entered into a share repurchase agreement with the MAC Trusts (the “MAC Trusts Share Repurchase Agreement”) to purchase all of the remaining Class A Shares held by the MAC Trusts through a series of eight purchases occurring from January 8, 2014 through July 30, 2014. During 2014, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 21,647,008 Class A Shares, Series A-2, were repurchased for an aggregate of approximately $2.0 billion.
Under the MAC Trusts Share Repurchase Agreement, the purchase price per share was equal to the Common Market Price, as defined in Mosaic’s Restated Certificate of Incorporation, as of the date of the purchase. In general and subject to the terms and provisions of the Restated Certificate of Incorporation, the Common Market Price as of any date is equal to the average of the volume weighted average trading price of Common Stock, for each trading day during the preceding 20-day trading period.
Other Share Repurchases
In February of 2014, our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing the Company to repurchase Class A Shares or shares of our Common Stock , through direct buybacks or in open market transactions. This authorization is in addition to the MAC Trusts Share Repurchase Agreement described above. During 2014, under the Repurchase Program, 8,193,698 Class A Shares were repurchased under agreements we entered into with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements”, and together with the MAC Trusts Share Repurchase Agreement, the "Share Repurchase Agreements") and 7,585,085 shares of Common Stock were repurchased on the open market for an aggregate of $727.3 million.
The Share Repurchase Agreements were accounted for as forward contracts with an initial liability established at fair value based on the average of the weighted average trading price for each of the preceding 20-day trading days and a corresponding reduction of equity. The contracts were subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. In calculating basic and diluted earnings per share ("EPS"), we were required to exclude the Class A shares that remained to be repurchased. Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that remained to be repurchased that had not yet been recognized in the consolidated statement of earnings were deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 7 of our Consolidated Financial Statements.
We have included additional information about the Cargill Transaction and other share repurchases in Note 2 of our Consolidated Financial Statements and in response to Item 13 of Part III of this report, which information is incorporated herein by reference, and the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.
Other Business Developments during 2014
During calendar year 2014, we took the following steps toward achieving our strategic priorities:

•	Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•
On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain related liabilities (the “CF Phosphate Assets Acquisition”) of CF industries, Inc. ("CF") for $1,172.1 million plus an additional $203.7 million (all in cash) to fund CF's asset retirement obligation trust and escrow. This acquisition provides opportunities for enhanced operating efficiencies, lower production costs and reduced capital investment. We also signed two strategic supply agreements with CF under which CF will provide us with ammonia for our production purposes. This transaction is further described in Note 23 of our Notes to Consolidated Financial Statements.

•
On June 30, 2014, the Wa'ad Al Shamal Phosphate Company (the “Wa’ad Al Shamal Joint Venture”), our joint venture with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia, entered into funding facilities with a consortium of 20 financial institutions for approximately $5.0 billion. We estimate the cost to develop and construct the integrated phosphate production facilities will approximate $7.5 billion, which we expect to be funded through external funding facilities, including the ones mentioned above, and investment by the joint venture members.

•	The expansion in our Colonsay mine was completed and added an additional 0.6 million tonnes of operational capacity.

•
We continued the expansion of capacity in our Potash segment, with the K3 shafts at our Esterhazy mine, which are on track to start producing ore in 2017 and are expected to add an estimated 0.9 million tonnes to our potash operational capacity. In December 2014, our Board approved approximately $1.5 billion in capital expenditures over the next ten years to increase the mining capacity of the K3 shafts and provide for an infrastructure to move rock from K3 to the K1 and K2 mills. This would provide us the flexibility to optimize production at K1, K2 and K3 in order to mitigate risk from current and future brine inflows.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•
On December 17, 2014, we completed the acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business and working capital in Brazil and Paraguay for approximately $350 million. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil as well as replace a substantial amount of planned internal investments in that country. We acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

•	Innovation: Build on our industry-leading product, process and sustainability innovations

•
We announced plans to further expand MicroEssentials® capacity, adding an incremental 1.2 million tonnes, and bringing total capacity to 3.5 million tonnes by 2017. Sales volumes of MicroEssentials® products in North America increased approximately 14% in the year ended December 31, 2014 from 2013, contributing to a new Mosaic record for sales of MicroEssentials®.

•	Total Shareholder return: Deliver strong financial performance and provide meaningful returns to our shareholders

•
Our Board of Directors authorized a $1 billion Repurchase Program, allowing the Company to repurchase Class A Shares or Common Stock, through negotiated direct transactions or in the open market. During 2014, under the Repurchase Program, Mosaic has repurchased 8.2 million Class A Shares under agreements we entered with certain Cargill family member trusts and 7.6 million shares of Common Stock were repurchased for an aggregate of $727.3 million.

•
On July 23, 2014, we announced our decision to permanently discontinue production of muriate of potash ("MOP") at our Carlsbad, New Mexico facility and transition the facility to exclusive production of our highly valued K-Mag® product line. The decision was based on the quality of the ore in the Carlsbad basin and the age of the facility's infrastructure. The final date for production of MOP was December 28, 2014.

•
On July 29, 2014, we completed the sale of our salt operations at our Hersey, Michigan mine for approximately $55 million, resulting in a pre-tax gain of $13.5 million. We also closed our low producing potash operations at Hersey allowing us to focus on our higher producing potash mines.

•
On November 18, 2014, we completed the sale of our Argentina assets, which resulted in a gain of approximately $8.5 million during 2014, allowing us to focus on our more profitable distribution operations.

We have included additional information about these and other developments in our business during 2014 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.
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
On March 17, 2014, Mosaic completed the CF Phosphate Assets Acquisition, which included the 25,000-acre South Pasture phosphate mine and beneficiation plant in Hardee County, Florida, a phosphate manufacturing facility in Plant City, Florida, and ammonia terminal and finished product warehouse facilities in Tampa.
On December 17, 2014, we completed the acquisition of ADM's fertilizer distribution business and working capital in Brazil and Paraguay, as discussed above.
U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. phosphates operations have capacity to produce approximately 5.2 million tonnes of phosphoric acid (“P2O5 ”) per year, or about 9% of world annual capacity and about 56% of North American annual capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 4.4 million tonnes during 2014. We account for approximately 11% of estimated global annual production and 54% of estimated North American annual output.
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

Hillsborough Co.
Polk Co.
Plant City
Riverview
Bartow
New Wales
Four Corners
South Ft. Meade
Manatee Co.
Hardee Co.
South Pasture
Wingate
Ona
DeSoto Co.
DeSoto
LOUISIANA
FLORIDA
Faustina
Uncle Sam
Phosphoric Acid-Only Plant
Phosphate Concentrates Plant
Active Phosphate Mine
Planned Phosphate Mine

Annual capacity by plant as of December 31, 2014 and production volumes by plant for 2014 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production		Production
Florida:
Bartow	0.9	1.0	2.2	2.1
New Wales	1.7	1.5	4.1	3.2
Riverview	0.9	0.7	1.8	1.4
Plant City (c)	0.9	0.6	2.0	1.3
	4.4	3.8	10.1	8.0
Louisiana:
Faustina	—	—	1.6	1.3
Uncle Sam	0.8	0.6	—	—
	0.8	0.6	1.6	1.3
Total	5.2	4.4	11.7	9.3
______________________________

(a)	Our ability to produce processed phosphates has been less than our annual operational capacity stated in the table above, except to the extent we purchase phosphoric acid.

(b)
Actual production varies from annual operational capacity shown in the above table due to factors that include among others the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure, product mix, and other operating conditions.

(c)	Production at the Plant City facility reflects operations from March of 2014, when the facility was acquired. Operational capacity represents full-year capacity.
The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP, MAP and MicroEssentials®. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.
We produced approximately 8.7 million tonnes of concentrated phosphate crop nutrients during 2014 and accounted for approximately 14% of estimated world annual output and 71% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 14.0 million tonnes in 2014 and accounted for approximately 7% of estimated world annual production and 53% of estimated North American annual production. We are the world’s second largest miner of phosphate rock and currently operate four mines with a combined annual capacity of approximately 17.2 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly owned phosphate mines and related mining operations are located in central Florida. During 2014, we operated five active mines: Four Corners, South Fort Meade, Hookers Prairie, Wingate and South Pasture, which was acquired in March of 2014. The Hookers Prairie mine's reserves were exhausted in June of 2014. We plan to develop reserves at Ona and at DeSoto to replace reserves that will be depleted at various times during the next decade.
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
The following table shows, for each of our phosphate mines, annual capacity as of December 31, 2014 and rock production volume and grade for calendar years 2014 and 2013, the Stub Period and fiscal 2013:

(tonnes in millions)	Annual Operational Capacity(a)	Calendar 2014			Calendar 2013			Stub Period			Fiscal 2013
Facility		Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)	Production	Average BPL(b)	% P2O5(c)

Four Corners	7.0	5.4	63.8	29.2	6.0	64.0	29.3	3.6	63.5	29.1	6.4	64.5	29.5
South Fort Meade	5.5	4.1	61.6	28.2	5.0	64.4	29.5	2.5	64.0	29.3	5.5	64.2	29.4
Hookers Prairie(d)	—	0.8	64.8	29.8	1.9	65.2	29.8	1.0	64.1	29.3	2.0	65.6	30.0
South Pasture(e)	3.2	2.6	60.9	27.9	—	—	—	—	—	—	—	—	—
Wingate	1.5	1.1	63.8	29.2	1.3	62.1	28.4	0.8	62.7	28.7	1.5	61.8	28.3
Total	17.2	14.0	62.7	28.7	14.2	64.1	29.3	7.9	63.7	29.1	15.4	64.4	29.5
______________________________

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

(d)	The Hookers Prairie mine’s reserves were exhausted during 2014.

(e)	Production at the South Pasture mine reflects rock mined from March of 2014, when the mine was acquired. Annual operational capacity represents full-year capacity.
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

The following table sets forth our proven and probable phosphate reserves as of December 31, 2014:

(tonnes in millions)	Reserve Tonnes (a)(b)(c)		Average BPL(d)	% P2O5
Active Mines
Four Corners	40.9		63.0	28.8
South Fort Meade	29.9		64.0	29.3
South Pasture	77.8		65.0	29.8
Wingate	31.2		62.5	28.6
Total Active Mines	179.8		63.9	29.3
Planned Mining
Ona	258.8		64.4	29.5
DeSoto	149.6	(e)	64.6	29.5
Total Planned Mining	408.4		64.5	29.5
Total Mining	588.2		64.3	29.4
______________________________

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

(c)	Of the reserves shown, 556.0 million tonnes are proven reserves, while probable reserves totaled 32.2 million tonnes.

(d)	Average product BPL ranges from approximately 63% to 65%.

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

•
We have a long-term mineral lease with SFMP. This lease expires on the earlier of December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each BPL short ton mined and shipped from the areas that we lease from it. Royalty payments to SFMP normally average approximately $9 million annually.

•
Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•
The surface rights to approximately 882 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we did not mine any lands subject to federal leases during 2014.

In light of the long-term nature of our rights to our reserves, we expect to be able to mine all reported reserves that are not currently owned prior to termination or expiration of our rights. Additional information regarding permitting is included in Part I, Item 1A, “Risk Factors”, and under “Environmental, Health, Safety and Security Matters—Operating Requirements and Impacts—Permitting” in our Management’s Analysis.

Investments in Joint Ventures
We have a 35% economic interest in a joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine reduces our need to purchase phosphate rock from other suppliers. The Miski Mayo Mine’s annual production capacity is 3.8 million tonnes.
We own a 25% interest in the Wa’ad Al Shamal Joint Venture and in connection with our equity share, we will market approximately 25% of the production of the joint venture. The Wa’ad Al Shamal Joint Venture is developing a mine and two chemical complexes that are presently expected to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and other downstream phosphates products in the Kingdom of Saudi Arabia. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the "Project") will approximate $7.5 billion, which we expect to be funded primarily through investments by us, Ma'aden and SABIC, and through borrowing arrangements and other external project financing facilities ("Funding Facilities"). We currently estimate that our cash investment in the Project, including the amount we have invested to date will approximate $850 million. Our cash investment in the Project through December 31, 2014 was $328.5 million. The greenfield project is being built in the northern region of Saudi Arabia at Wa’ad Al Shamal Minerals Industrial City, and include further expansion of processing plants in Ras Al Khair Minerals Industrial City which is located on the east coast of Saudi Arabia. The facilities are expected to have a production capacity of approximately 3.5 million tonnes of finished product per year. The project is expected to benefit from the availability of key raw nutrients from sources within Saudi Arabia. Operations are expected to commence in late 2016.
On June 30, 2014, the Wa’ad Al Shamal Joint Venture entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion. The terms of the Funding Facilities are further discussed in Note 9 of our Consolidated Financial Statements.
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
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 4.0 million long tons of sulfur during 2014, which includes 9 months of purchases related to production at the Plant City facility acquired from CF. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either direct to our phosphate plants or have it sent for gathering to terminals that are located on the US gulf coast.
We own and operate sulfur terminals in Houston, Texas and Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Gulf Sulphur Services’ capabilities include melting solid sulfur into the molten form that we use, which permits us to access sources of solid as well as molten sulfur. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck and barge from nearby refineries. Additionally, to further enhance our access to sulfur, a project to construct a sulfur melter at our New Wales facility is scheduled to be completed in late 2015. It is planned to have the capability to melt approximately one million long tons of sulfur annually, allowing us to leverage economic benefits within the global sulfur marketplace.
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
Ammonia
We use ammonia together with phosphoric acid to produce DAP, MAP and MicroEssentials®. We consumed approximately 1.5 million tonnes of ammonia during 2014. This includes approximately 9 months of ammonia consumption at the Plant City facility we acquired as part of the CF Phosphate Assets Acquisition. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia.
Our Florida ammonia needs are supplied by offshore producers, under multi-year contracts. Ammonia for our New Wales and Riverview plants is terminaled through an owned ammonia facility at Port Sutton, Florida. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that expires in 2015. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provide service through June 30, 2017; the service agreements may be extended in one year increments unless either party objects. Ammonia for our Plant City facility is terminaled through a facility that was acquired as part of the CF Phosphate Assets Acquisition. This ammonia is transported by rail via leased railcars. The leases for rail cars expire in 2017, 2018 and 2019. Our rail service contract expired on December 31, 2014 and is currently being renegotiated. We are operating under the terms of that agreement.
We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 500,000 tonnes. From time to time we sell surplus ammonia to unrelated parties.
On October 28, 2013, at the same time we signed the agreement relating to the CF Phosphate Assets Acquisition, we entered into a strategic supply agreement with CF for approximately 545,000 to 725,000 tonnes of ammonia annually (the "CF Ammonia Supply Agreement") for a term of up to fifteen years. We expect that this agreement will commence prior to January 1, 2017. Under a second agreement, we will purchase from CF approximately 270,000 tonnes annually for three years at CFR Tampa market based pricing. In light of these supply arrangements, we decided to forego our proposed ammonia manufacturing plant at our Faustina, Louisiana facility, but we are reviewing debottlenecking our current Faustina ammonia facility.
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
Florida Land Holdings
We are a significant landowner in the State of Florida, which in the future is expected to return to its historical status as one of the fastest areas of population growth in the United States. We own land comprising approximately 287,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps as part of a long-term future land use strategy to optimize the value of our land assets. For example, we developed Streamsong®, a destination resort and conference center, in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to the two golf courses and clubhouse that were opened in December 2012, the resort and conference center opened in January 2014.
International Production
We have an approximate 62% interest in a joint venture in Paranagua, Brazil, which includes a plant that produces up to 500,000 tonnes per year of single superphosphate (“SSP”) and granulated SSP crop nutrients by mixing sulfuric acid with purchased phosphate rock.
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
In 2014, we operated three potash mines in Canada, including two shaft mines with a total of three production shafts and one solution mine, as well as two potash mines in the United States, including one shaft mine and one solution mine. We sold the salt operations at our former Hersey, Michigan mine and closed the related potash operations. The sale of the salt operations was completed on July 29, 2014.
We also own related refineries at each of the mines.
The expansion in our Colonsay mine was completed and added an additional 0.6 million tonnes of operational capacity. We continue the expansion of capacity in our Potash segment, with the K3 shafts at our Esterhazy mine which are on track to start producing ore in 2017 and will add an estimated 0.9 million tonnes to our potash operational capacity. In December 2014, our Board approved approximately $1.5 billion in capital expenditures over the next ten years to increase the mining capacity of the K3 shafts and provide for an infrastructure to move rock from K3 to the K1 and K2 mills. This would provide us the flexibility to optimize production at K1, K2 and K3 in order to mitigate risk from current and future brine inflows.
It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mines. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our Esterhazy mine has had an inflow of salt saturated brine for more than 25 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.

The map below shows the location of each of our potash mines.

Our current potash annualized operational capacity totals 10.5 million tonnes of product per year and accounts for approximately 13% of world annual capacity and 47% of North American annual capacity. Production during 2014 totaled 8.2 million tonnes. We account for approximately 14% of estimated world annual production and 44% of estimated North American annual production.

The following table shows, for each of our potash mines, annual capacity as of December 31, 2014 and volume of mined ore, average grade and finished product output for calendar years 2014 and 2013, the Stub Period and fiscal 2013:

(tonnes in millions)			Calendar 2014			Calendar 2013			Stub Period			Fiscal 2013
Facility	Annualized Proven Peaking Capacity (a)(c)(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product	Ore Mined	Grade % K2O(f)	Finished Product
Canada
Belle Plaine—MOP	2.8	2.4	8.4	18.0	2.2	8.2	18.0	2.2	4.5	18.0	1.2	8.1	18.0	2.1
Colonsay—MOP	2.5	2.1	3.8	26.9	1.4	2.4	26.1	0.8	1.0	26.4	0.3	3.2	25.8	1.1
Esterhazy—MOP	6.3	5.3	12.4	23.8	4.0	12.0	23.8	4.0	6.0	24.4	2.1	12.6	23.0	4.0
Canadian Total	11.6	9.8	24.6	22.3	7.6	22.6	21.9	7.0	11.5	22.1	3.6	23.9	21.7	7.2
United States
Carlsbad—MOP	—	—	2.5	9.5	0.2	3.3	10.7	0.3	1.9	10.6	0.2	3.2	10.5	0.3
Carlsbad—K-Mag®(g)	0.9	0.7	1.7	5.5	0.4	3.7	5.9	0.7	2.0	5.9	0.4	3.7	5.7	0.7
Carlsbad Total	0.9	0.7	4.2	7.8	0.6	7.0	8.2	1.0	3.9	8.2	0.6	6.9	7.9	1.0
Hersey—MOP(h)	—	—	—	—	—	0.1	26.7	—	0.1	26.7	—	0.1	26.7	0.1
United States Total	0.9	0.7	4.2	7.8	0.6	7.1		1.0	4.0		0.6	7.0		1.1
Totals	12.5	10.5	28.8	20.2	8.2	29.7	18.7	8.0	15.5	18.5	4.2	30.9	18.6	8.3
Total excluding toll production(i)														7.8
______________________________

(a)	Finished product.

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

(d)
The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the proving run has been completed. In December 2013, our Esterhazy mine successfully completed a proving run of its expanded capacity, increasing its proven peaking capacity from 5.3 to 6.3 million tonnes, which increased our share of Canpotex sales from approximately 39.9% to 42.5%, effective January 1, 2014. Subsequently, one of Canpotex's other members demonstrated an increase in its capacity, which resulted in lowering our share of Canpotex sales to 38.8%, effective July 1, 2014. Effective January 1, 2015, our share of Canpotex sales increased to 40.6%, as a result of a proving run of our expansion of our Colonsay mine, which was successfully completed in 2014.

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

(f)	Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.

(g)	K-Mag® is a specialty product that we produce at our Carlsbad facility. In 2014, we reduced our annual operational capacity of our K-Mag® due to lower ore grades.

(h)
During the quarter ended September 30, 2013, we decided to sell the salt operations of the Hersey mine and close the related potash operations. The sale of the salt operations was completed on July 29, 2014.

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
Our potash mines in Canada produce MOP exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 1,000 meters where continuous mining machines cut out the ore face and load it onto conveyor belts. The ore is then crushed, moved to storage bins and hoisted to refineries above ground. In contrast, our solution mining process involves heated brine, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 1,500 meters. A cluster consists of a series of boreholes drilled into the potash ore. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, the solution is pumped into a cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. Our Canadian operations produce 12 different MOP products, including industrial grades, many through proprietary processes.
Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	15,236	10,845	112,982	139,063
Leased from Province	53,132	114,133	195,226	362,491
Leased from others	—	2,726	70,831	73,557
Total under control	68,368	127,704	379,039	575,111
We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2031 to 2162.
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

It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our Esterhazy mine has had an inflow of salt saturated brine for more than 25 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows. We have begun construction of the new shafts at our Esterhazy mine as part of our potash expansion plan which is also designed to mitigate risk from current and future inflows.
Due to the ongoing brine inflow at Esterhazy, subject to exceptions that are limited in scope and amount, we are unable to obtain coverage for underground operations for water incursion problems. Like other potash producers’ shaft mines, our Colonsay, Saskatchewan, and Carlsbad, New Mexico, mines are also subject to the risks of inflow of water as a result of their shaft mining operations, but water inflow risks at these mines are included in our insurance coverage subject to deductibles, limited coverage terms and lower sub-limits negotiated with our insurers.
United States Mines
In the United States, we have a shaft mine located in Carlsbad, New Mexico. In 2013, we decided to sell the salt operations of our Hersey mine and close the related potash operations. The sale of the salt operations was completed on July 29, 2014.
The ore reserves at our Carlsbad mine are made up of langbeinite, a double sulfate of potassium and magnesium. This type of potash reserve occurs in a predominantly rock salt formation known as the Salado Formation. The McNutt Member of this formation consists of eleven units of economic importance, of which we currently mine one. The McNutt Member’s evaporite deposits are interlayered with anhydrite, polyhalite, potassium salts, clay, and minor amounts of sandstone and siltstone.
Continuous underground mining methods are utilized to extract the ore. Drum type mining machines are used to cut the langbeinite ore from the face. Mined ore is then loaded onto conveyors, transported to storage areas, and then hoisted to the surface for further processing at our refinery.
During 2014, two types of potash were produced at the Carlsbad refinery. MOP is the primary source of potassium for the crop nutrient industry. Double sulfate of potash magnesia is the second type of potash, which we market under our brand name K-Mag®, and contains sulfur, potassium and magnesium, with low levels of chloride. In July of 2014, we decided to permanently discontinue production of MOP at Carlsbad and effective January 1, 2015, we only produce K-Mag® at that facility.
At the Carlsbad facility, we mine and refine potash from 77,103 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 110 million tonnes of potash mineralization (calculated after estimated extraction losses) in one mining bed evaluated at thicknesses ranging from 5.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 22 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of langbeinite are sufficient to support operations for approximately 22 years.
Royalties for the U.S. operations amounted to approximately $11.0 million in 2014. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases.
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

Our estimated recoverable potash ore reserves and non-reserve potash mineralization as of December 31, 2014 for each of our mines are as follows:

(tonnes of ore in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	810	18.0	2,432
Colonsay	242	26.4	548
Esterhazy	872	24.5	715
sub-totals	1,924	22.0	3,695
United States
Carlsbad	110	5.8	—
Totals	2,034	21.1	3,695
______________________________

(a)
There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes 1.1 billion tonnes of proven reserves and 0.9 billion tonnes of probable reserves.

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
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. The Belle Plaine solution mine typically accounts for approximately 74% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 17 million MMbtu during 2014. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the TransWestern El Paso Permian Basin market pricing reference. We use financial derivative contracts to manage the price of portions of our future purchases.
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
We own port facilities in Tampa, Florida and Houston, Texas, which have deep water berth capabilities providing access to the Gulf of Mexico. We also own warehouse distribution facilities in Savage, Minnesota; Pekin, Illinois; and Henderson, Kentucky.

In addition to the geographically situated facilities that we own, our U.S. distribution operations also include leased distribution space or contractual throughput agreements in other key geographical areas such as California, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Nebraska, North Dakota, Ohio, Oklahoma, Texas and Wisconsin.
Our Canadian customers include independent dealers and national accounts. We also lease and own warehouse facilities in Saskatchewan, Ontario, Quebec and Manitoba in Canada.
International
Outside of the United States and Canada, we market our Phosphates segments products through our own international distribution activities as well as a salesforce focused on geographies outside of North America.
Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex. Canpotex sales are allocated among its members based on peaking capacity. We have been notified by Canpotex that effective January 1, 2015, our entitlement increased from approximately 38.8% to 40.6% as a result of a proving run successfully completed at our Colonsay mine. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Phosphates segment international distribution activities, which acquire potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Malaysia.
Our international distribution operations also purchase phosphates, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients (“Blends”) or for resale.
To service the needs of our customers, our international distribution activities include a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen, although this mix differs based on seasonal and other factors. Our international operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends. Our Potash segment also has historically furnished the majority of the raw materials needs for the production of Blends, primarily via Canpotex, and is expected to continue to do so in the future.
On December 17, 2014, we completed the acquisition of ADM's fertilizer distribution business in Brazil and Paraguay. The acquisition is expected to increase our distribution capacity in the region from approximately four million tonnes per year to six million tonnes. We also negotiated the terms of five-year fertilizer supply agreements, whereby we supply ADM's fertilizer needs in Brazil and Paraguay.
We completed the sale of our Argentina assets, and plan to close the Chile business and sell the fixed assets related to Chile's distribution business, which we do not expect to significantly affect our sales in Latin America as we plan to continue to sell crop nutrients through other distributors in these regions.
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
COMPETITION
Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale, transportation and storage efficiencies, and obtain market intelligence. Also, we believe our premium products provide us a competitive advantage with customers in North and South America. Our sales of MicroEssentials® have increased steadily over the past few years, reaching 1.5 million tonnes in North America during 2014.
Unlike many of our competitors, we have our own distribution system to sell phosphate- and potash-based crop nutrients and animal feed ingredients, whether produced by us or by other third parties, around the globe. In North America, we have one of the largest and most strategically located distribution systems for crop nutrients, including warehouse facilities in key agricultural regions. We also have an extensive network of distribution facilities internationally, including in the key growth regions of South America and Asia, with port terminals, warehouses, and blending plants in Brazil, Paraguay, China, and India. Our global presence allows us to efficiently serve customers in approximately 40 countries.
Phosphates Segment
Our Phosphates segment operates in a highly competitive global market. Among the competitors in the global phosphate industry are domestic and foreign companies, as well as foreign government-supported producers in Asia and North Africa. Phosphate producers compete primarily based on price and, to a lesser extent, product quality, service and innovation, similar to how we compete with our MicroEssentials® product. Major integrated producers of feed phosphates are located in the United States, Europe and China. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not miners of phosphate rock or manufacturers of phosphoric acid and are required to purchase this material on the open market.
We believe that we are a low cost integrated producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock also allows us to reduce our purchases of phosphate rock from other suppliers. In addition, we expect that the Wa’ad Al Shamal Joint Venture will enable us to not only further diversify our sources of phosphates but also improve our access to key agricultural countries in Asia and the Middle East.
We produce ammonia at our Faustina, Louisiana concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With no captive ammonia production in Florida, we are subject to significant volatility in our purchase price of ammonia from world markets. One of the CF Ammonia Supply Agreements is expected to provide us with a long term supply of a substantial volume of ammonia at prices based on the price of natural gas, and is intended to lessen this volatility. With our own sulfur transportation barges and our 50% ownership interest in Gulf Sulphur Services, we are also well-positioned to source an adequate, flexible and cost-effective supply of sulfur, our third key input. We believe that our investments in sulfur transportation assets continue to afford us a competitive advantage compared to other producers in cost and access to sulfur.

With facilities in both central Florida and Louisiana, we are logistically well positioned to fulfill our needs at very competitive prices. Those multiple production points also afford us the flexibility to optimally balance supply and demand.
We have a strong brand in the countries in which we have international distribution activities. In addition to having access to our own production, our international distribution activities have the capability to supply a wide variety of crop nutrients to our dealer/farmer customer base. Our strategic positions in Brazil, Paraguay, China and India allow us to capitalize on the growth in nutrient demand in these large and growing international regions.
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
FACTORS AFFECTING DEMAND
Our results of operations historically have reflected the effects of several external factors which are beyond our control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the agriculture industry and can be affected by, among other factors: crop conditions; changes in agricultural production practices; worldwide economic conditions, including the increasing world population, household incomes, and demand for more protein rich food, particularly in developing regions such as China, India, and Latin America; changing demand for biofuels; variability in commodity pricing; governmental policies; the level of inventories in the crop nutrient distribution channels; customer expectations about farmer economics, future crop nutrient prices and availability, and transportation costs, among other matters; market trends in raw material costs; market prices for crop nutrients; and weather. Furthermore, our crop nutrients business is seasonal to the extent farmers and agricultural enterprises in the markets in which we compete purchase more crop nutrient products during the spring and fall. The international scope of our business, spanning the northern and southern hemispheres, reduces to some extent the seasonal impact on our business. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The seasonal nature of our businesses requires significant working capital for inventory in advance of the planting seasons.
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
OTHER MATTERS
Employees
We had approximately 9,100 employees as of December 31, 2014, consisting of approximately 3,800 salaried and 5,300 hourly employees.
Labor Relations
As of December 31, 2014:

•
We had ten collective bargaining agreements with unions covering 93% of our hourly employees in the U.S. and Canada. Of these employees, approximately 33% are covered under collective bargaining agreements scheduled to expire in 2015.

•
Agreements with eleven unions covered all employees in Brazil, representing 81% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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
EXECUTIVE OFFICERS
Information regarding our executive officers as of February 17, 2015 is set forth below:

Name	Age	Position
Anthony T. Brausen	55	Senior Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	62	Senior Vice President—Phosphates Operations
Mark J. Isaacson	52	Vice President, General Counsel and Corporate Secretary
Mark E. Kaplan	47	Senior Vice President—Public Affairs
Richard L. Mack	47	Executive Vice President and Chief Financial Officer
Richard N. McLellan	58	Senior Vice President—Commercial
James “Joc” C. O’Rourke	54	Executive Vice President—Operations and Chief Operating Officer
Walter F. Precourt III	50	Senior Vice President—Potash Operations
James T. Prokopanko	61	Chief Executive Officer, President and Director
Corrine D. Ricard	51	Senior Vice President—Human Resources
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
Mark J. Isaacson. Mr. Isaacson was elected to Vice President, General Counsel and Corporate Secretary in August 2014. Mr. Isaacson joined Mosaic upon its formation in 2004 as its Chief Phosphates Counsel before being promoted to Vice President, Associate General Counsel and Chief Compliance Officer in 2011 and to Vice President, Acting General Counsel and Corporate Secretary in June 2014. Prior to joining Mosaic, Mr. Isaacson worked for 15 years at Cargill, Inc., where he served as Senior Attorney for a number of its business units.
Mark E. Kaplan. Mr. Kaplan was elected Senior Vice President—Public Affairs in May 2014. Mr. Kaplan also provides executive oversight for Mosaic's land development and permitting organization. Previously, he served us as Vice President—Public Affairs since August 2011. Mr. Kaplan joined Mosaic in January 2007 as Vice President – Planning and Government Affairs of our subsidiary Mosaic Fertilizer, LLC to lead its government affairs function in Florida. In May 2010, Mr. Kaplan became Vice President – Public Affairs and Policy for Mosaic’s Phosphates business segment, leading its overall public affairs function. Prior to joining Mosaic, Mr. Kaplan served as chief of staff for former Florida Governor Jeb Bush. He also held roles as president and general counsel of Carlisle Development Group LLC, executive director of the Florida Housing Finance Corporation and a shareholder in the law firm Katz, Kutter, Haigler, Alderman, Bryant & Yon, P.A.
Richard L. Mack. Mr. Mack was elected Executive Vice President and Chief Financial Officer in May 2014. He previously served us as Executive Vice President, General Counsel and Corporate Secretary since January 1, 2009 and before that as Senior Vice President, General Counsel and Corporate Secretary since our formation in 2004. Mr. Mack was a founding executive responsible for our formation in the 2004 business combination between IMC Global and Cargill Crop Nutrition and was a core member of the executive team responsible for our subsequent successful spin-off from Cargill.  Since that time he has played key roles in negotiating and executing strategic transactions; led our successful resolution of a number critical legal disputes; led the development of our land use strategy, including the development of Streamsong Resort; and led the development and implementation of our phosphate rock mine permitting strategy in Florida.  Prior to our formation, Mr. Mack was a Senior Attorney in Cargill’s worldwide law department and a co-founder of Cargill’s venture capital business unit.  Mr. Mack holds a bachelor’s degree in accounting from Minnesota State University-Moorhead, a Juris Doctor from Hamline University School of Law and an MBA from the Kellogg School of Management at Northwestern University.
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
James “Joc” C. O’Rourke. Mr. O’Rourke was promoted to Executive Vice President—Operations and Chief Operating Officer in August 2012. Previously, Mr. O’Rourke served as Executive Vice President—Operations since January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager in Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit consisting of five gold and copper mines; and General Manager of Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. Mr. O’Rourke had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984.
Walter F. Precourt III. Mr. Precourt was promoted to Senior Vice President—Potash Operations in May 2012. Previously, Mr. Precourt led Mosaic's Environment, Health and Safety organization since joining Mosaic in 2009. Prior to joining Mosaic, Mr. Precourt joined cement and mineral component producer Holcim (U.S.) to lead its safety transformation, later becoming Holcim's Vice President of Environment and Government Affairs. Mr. Precourt started his career at The Dow Chemical Company where he served in a variety of roles in Operations, Technology, Capital Project Management, and Environmental, Health and Safety. Mr. Precourt serves as Chairman of the Board of the Saskatchewan Potash Producers Association and is a Director of the Canadian Fertilizer Institute.
James T. Prokopanko. Mr. Prokopanko became our President and Chief Executive Officer on January 1, 2007. Until joining us as Executive Vice President and Chief Operating Officer on July 31, 2006, Mr. Prokopanko was a Corporate Vice President of Cargill since 2004. He was Cargill’s Corporate Vice President with executive responsibility for procurement from 2002 to 2006 and a platform leader responsible for Cargill’s Ag Producer Services Platform from 1999 to July 2006. After joining Cargill in 1978, Mr. Prokopanko served in a wide range of leadership positions, including being named Vice President of North American crop inputs business in 1995. During his Cargill career, Mr. Prokopanko was engaged in retail agriculture businesses in the United States, Canada, Brazil, Argentina and the United Kingdom. Mr. Prokopanko resigned from all of his then current positions with Cargill and its subsidiaries (other than Mosaic) in connection with his election as Executive Vice President and Chief Operating Officer of Mosaic. Mr. Prokopanko has served as a director of Mosaic since October 2004 and served as a member of the Corporate Governance and Nominating Committee and the Environmental, Health and Safety Committee of the Company’s Board of Directors since his election to the Board through July 31, 2006.
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
It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mines. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis, which is incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.
Due to the ongoing brine inflow at Esterhazy, subject to exceptions that are limited in scope and amount, we are unable to obtain coverage for underground operations for water incursion problems. Our mines at Colonsay, Saskatchewan, and Carlsbad, New Mexico, are also subject to the risks of inflow of water as a result of our shaft mining operations.
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
Our most important products are concentrated phosphate crop nutrients, including diammonium phosphate, or DAP, monoammonium phosphate, or MAP, MicroEssentials® and muriate of potash, or MOP. We sell most of our DAP, MAP and MOP in the form of global commodities. Our sales of these products face intense global competition from other crop nutrient producers.
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
In addition, some of our competitors who are expanding their potash production capacity include other members of Canpotex. Canpotex members’ respective shares of Canpotex sales is based upon the members’ respective proven peaking capacity for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Antitrust and competition laws prohibit the members of Canpotex from coordinating their production decisions, including the timing of their respective proving runs. Worldwide potash production levels during these proving runs could exceed then-current market demand, resulting in an oversupply of potash and lower potash prices.
We cannot accurately predict when or whether competitors’ or new entrants’ ongoing or planned capacity expansions or new facilities will be completed, the timing of competitors’ tests to prove peaking capacity for Canpotex purposes, the cumulative effect of these and recently completed expansions, the impact of future decisions by the Chinese government on the level of Chinese exports of concentrated phosphate crop nutrients, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we will be able to sell.
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
The distribution channels for crop nutrients have capacity to build significant levels of inventories, which can adversely affect our sales volumes and selling prices.
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
Customer expectations about future events have had and are expected to continue to have an effect on the demand and prices for crop nutrients. Future events that may be affected by customer expectations include, among others:

•	Customer expectations about future crop nutrient prices and availability.
Customer expectations about selling prices and availability of crop nutrients have had and are expected to continue to have an effect on the demand for crop nutrients. When customers anticipate increasing crop nutrient selling prices, customers tend to accumulate inventories before the anticipated price increases. This can result in a lag in our realization of rising market prices for our products. Conversely, customers tend to delay their purchases when they anticipate future selling prices for crop nutrients will stabilize or decrease, adversely affecting our sales volumes and selling prices. Customer expectations about availability of crop nutrients can have similar effects on sales volumes and prices.

•	Customer expectations about future farmer economics.
Similarly, customer expectations about future farmer economics have had and are expected to continue to have an effect on the demand for crop nutrients. When customers anticipate improving farmer economics, customers tend to accumulate crop nutrient inventories in anticipation of increasing sales volumes and selling prices. This can result in a lag in our realization of rising market prices for our products. Conversely, when customers anticipate declining farmer economics, customers tend to reduce the level of their purchases of crop nutrients, adversely affecting our sales volumes and selling prices.

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
Examples of the types of events that could result in a disruption at one of these facilities include: adverse weather; strikes or other work stoppages; deliberate, malicious acts, including acts of terrorism; political and economic instability; cyber attacks and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of an export association and joint ventures in which we participate and their or our exit from participation in such export association or joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan, mine or our other shaft mines; other accidents occurring in the course of operating activities; and other factors.
Insurance market conditions, our loss experience and other factors affect the insurance coverage that we carry, and we are not fully insured against all potential hazards and risks incident to our business. As a result, our insurance coverage may not adequately cover our losses.
We maintain property, business interruption and casualty insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. We are subject to various self-retentions and deductibles under these insurance policies. As a result of market conditions, our loss experience and other factors, our premiums, self-retentions and deductibles for insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. As a result, a disruption of operations at one of our key facilities or a significant casualty could have a material adverse effect on our results of operations or financial condition.
Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. Changes in the price of our raw materials could have a material impact on our businesses.
Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of concentrated phosphate products. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material adverse impact on our business.
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

For 2014, we derived approximately 58% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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
Changes in tax laws or regulations or their interpretation, or exposure to additional tax liabilities, could materially adversely affect our operating results and financial condition.
We are subject to taxes, including income taxes, resource taxes and royalties, and other non-income based taxes in the U.S., Canada, China, Brazil and other countries where we operate.  Changes in tax laws or regulations or their interpretation could result in higher taxes, which could materially adversely affect our operating results and financial condition.
Our international assets are located in countries with volatile conditions, which could subject us and our assets to significant risks.
We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, China and India are a fundamental part of our business. We also have joint venture investments in the Miski Mayo mine in Peru that supplies phosphate rock to us, and the Wa’ad Al Shamal Joint Venture that is developing a mine and chemical complexes that we presently expect would produce phosphate fertilizers, animal feed, feed grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition.
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
Adverse weather conditions, including the impact of potential hurricanes, and excess heat, cold, snow, rainfall and drought, have in the past, and may in the future, adversely affect our operations, particularly our Phosphates business, and result in increased costs, decreased production and potential liabilities.
Adverse weather conditions, including the impact of potential hurricanes and excess heat, cold, snow, rainfall and drought, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana. In addition, a release of phosphoric acid process wastewater at our Riverview, Florida facility during a hurricane resulted in a small civil fine, settlement for an immaterial amount of claims for natural resource damages by governmental agencies and an ongoing private lawsuit.
Additionally, water treatment costs, particularly at our Florida operations, due to high water balances tend to increase significantly following excess rainfall from hurricanes or other adverse weather. Some of our Florida facilities have high water levels that may, from time to time, require treatment. The high water balances at phosphate facilities in Florida also led the

Florida Department of Environmental Protection to adopt new rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum management systems.
If additional excess rainfall or hurricanes occur in coming years, our facilities may be required to take additional measures to manage process water to comply with existing or future requirements and these measures could potentially have a material effect on our business and financial condition.
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
We have included additional discussion about permitting for our phosphate mines in Florida under “Environmental, Health, Safety and Security Matters—Operating Requirements and Impacts—Permitting” in our Management’s Analysis.
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
In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance regulatory requirements. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. In most cases, these financial assurance requirements have historically been satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that we are unable to satisfy these financial strength tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent agreement that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows or trusts, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the past, we have also not always been able to satisfy applicable financial strength tests, and in the future, it is possible that we will not be able to pass the applicable financial strength tests, negotiate consent decrees, establish escrow or trust accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost, or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.
As more fully discussed in Note 20 of our Consolidated Financial Statements, the U.S. Environmental Protection Agency is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are negotiating with the government the terms of a possible settlement of certain matters related to this review. The final terms of this possible settlement are not yet agreed or approved; however, if a settlement can be achieved, in all likelihood our multi-faceted commitments would include as one of its key elements our deposit into one or more trust funds of an amount currently estimated at $625 million to pre-fund a material portion of our existing asset retirement obligations for closure and post-closure care of our phosphogypsum management systems.
We have included additional discussion about financial assurance requirements under “Off Balance Sheet Arrangements and Obligations—Other Commercial Commitments” in our Management’s Analysis.
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

•
Other environmental, health and safety matters, including alleged personal injury, wrongful death, complaints that our operations are adversely impacting nearby farms and other business operations, other property damage, subsidence from mining operations, natural resource damages and other damage to the environment, arising out of operations, including accidents. For example, several actions were initiated by the government and private parties related to a release of phosphoric acid process wastewater at our Riverview, Florida facility during a 2004 hurricane.

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
Among other environmental laws, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes liability, including for cleanup costs, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including current and former owners and operators of a site and parties who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or various U.S. state analogs, a party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. As a crop nutrient company working with chemicals and other hazardous substances, we will periodically incur liabilities and cleanup costs, under CERCLA and other environmental laws, with regard to our current or former facilities, adjacent or nearby third-party facilities or offsite disposal locations.
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

Among other matters, there are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:

•
The Florida Department of Environmental Protection (“FDEP”) has adopted state nutrient criteria rules (“Florida NNC Rule”) to supplant the requirements of numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams that were adopted by the EPA in December 2010 (the “NNC Rule”). While the EPA has withdrawn the federal NNC Rule and the FDEP criteria now are effective, the possibility remains that still-pending litigation relating to the NNC Rule or future litigation could challenge the EPA's withdrawal or the effectiveness of the Florida NNC Rule. Subject to further litigation developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures or substantially increase our annual operating expenses.

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

•
In March 2012, several nongovernmental organizations brought a lawsuit in federal court against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. The EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. On September 20, 2013 the Court ruled that the EPA had to respond directly to the environmental organizations’ petition as to whether numeric nutrient criteria for the Mississippi River basin and Gulf of Mexico are “necessary” under the Clean Water Act, but that the EPA had the discretion to rely on administrative, policy and other non-technical factors in responding to the petition. The EPA appealed the district court decision, and oral argument before the Fifth Circuit Court of Appeals was heard on December 5, 2014. The court's decision on that appeal is pending. In the event that the EPA were to adopt numeric nutrient criteria for the Mississippi River basin and the Gulf of Mexico, we cannot predict what these requirements would be or the effects they would have on us or our customers.

•
We continue to monitor proposed regulations and policies prompted by the 2014 algal bloom in Lake Erie. We cannot predict the effects such initiatives might have to our operations or those of our customers.

In addition, in April 2014 the EPA and the U.S. Army Corps of Engineers jointly issued a proposed rule that would redefine the scope of waters regulated under the federal Clean Water Act.  We believe the new definition would expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and restricting our ability to mine certain of our phosphate rock reserves.  If the rule were finalized as proposed, we believe it could have a material adverse effect on our business, financial condition or results of operations.
Regulatory restrictions on greenhouse gas emissions and climate change regulations in the United States, Canada or elsewhere could adversely affect us, and these effects could be material.
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
Some of our competitors and potential competitors have greater resources than we do, which may place us at a competitive disadvantage and adversely affect our sales and profitability. These competitors include state-owned and government-subsidized entities in other countries.
We compete with a number of producers throughout the world, including state-owned and government-subsidized entities. Some of these entities may have greater total resources than we do, and may be less dependent on earnings from crop nutrients sales than we are. In addition, some of these entities may have access to lower cost or government-subsidized natural gas supplies, placing us at a competitive disadvantage. Furthermore, certain governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. To the extent other producers of crop nutrients enjoy competitive advantages or are willing to accept lower profit levels, the price of our products, our sales volumes and our profits may be adversely affected.
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
Our significant cash flows from operations have resulted in cash and cash-equivalents of approximately $2.4 billion as of December 31, 2014. Our cash and cash-equivalents should continue to increase when we generate cash from operations, except to the extent we reinvest in our business or make distributions to our stockholders. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments. Because of these characteristics of our cash and cash-equivalents, the market rates of return on them are lower than our expectations for the return on capital invested in our business operations. Moreover, our efforts to manage investment risk by focusing our investing on short-term, highly liquid and high credit quality investments could prove unsuccessful. The likelihood that our efforts to manage investment risk might prove unsuccessful is heightened during times when there is significant turmoil in the financial markets. As a result, counterparties could default on their obligations to us, or the liquidity of financial instruments that we hold could become impaired. Any such event could have a material adverse effect on our results of operations, liquidity or financial condition.
During 2014 we repurchased approximately 51.5 million Class A Shares and approximately 7.6 million Common Shares, and we have approximately $191.3 million remaining under our publicly announced $1 billion share repurchase program. These share repurchases have, and are expected to continue to, reduce our cash balances and liquidity.
The agreements relating to the Cargill Transaction prevented us from repurchasing our shares in a negotiated transaction or through open market repurchases until November 26, 2013. On December 6, 2013, we entered into the MAC Trusts Share

Repurchase Agreement to purchase all of our Class A Shares held by the MAC Trusts through a series of eight purchases during the period January 8, 2014 through July 30, 2014. During 2014, all 43,294,015 Class A Shares held by the MAC Trusts were repurchased under the MAC Trusts Share Repurchase Agreement.
In February  of 2014, our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing us to repurchase Class A Shares or shares of Common Stock, through direct buybacks or in open market transactions, in line with our capital management policy. The authorization is in addition to the MAC Trusts Share Repurchase Agreement under which we have repurchased Class A shares from the MAC Trusts. During 2014, under the Repurchase Program, 8,193,698 Class A Shares were repurchased under agreements we entered into with certain Cargill family member trusts and 7,585,085 shares of Common Stock were repurchased in the open market for an aggregate of $727.3 million.
Under our capital management policy, we have also indicated our willingness to use our available debt capacity, as well as our surplus cash, to fund share repurchases, financial assurance requirements arising in our business and strategic investments. Our use of our surplus cash and/or available debt capacity for these purposes has reduced our available cash and liquidity. To the extent we use our surplus cash and/or available debt capacity for these purposes in the future, our available cash and liquidity could be further reduced.
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
We recently entered into the Wa’ad Al Shamal Joint Venture to develop a mine and chemical complexes for an estimated $7.5 billion that would produce phosphate fertilizers, animal feed, feed grade purified phosphoric acid and sodium tripolyphosphate in the Kingdom of Saudi Arabia. We have a 25% interest in the joint venture and expect our cash investment will be up to $850 million, funded over a four-year period. The success of this joint venture will depend on, among other matters, the ability of the Wa’ad Al Shamal Joint Venture to obtain additional planned funding in acceptable amounts and upon acceptable terms, the future success of current plans for the development and operation of the Wa’ad Al Shamal Joint Venture and any future changes in those plans.
We also hold minority ownership interests in a joint venture that owns and operates a phosphate rock mine and in other companies that are not controlled by us. We expect that the operations and results of the Wa’ad Al Shamal Joint Venture will be, and the operations or results of some of the other joint ventures or companies are, significant to us, and their operations can affect our earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity.
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
The excavation of mines can result in potential seismic events or can increase the likelihood or potential severity of a seismic event. The rise and fall of water levels, such as those arising from the brine inflows and our remediation activities at our Esterhazy mine, can also result in or increase the likelihood or potential severity of a seismic event. Our Esterhazy mine has experienced minor seismic events from time to time. A significant seismic event at one of our mines could result in serious injuries or death, or damage to or flooding of the mine or, in the extreme scenario, cause us to change our mining process or abandon the mine.

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

We produce ammonia at our Faustina, Louisiana phosphate concentrates plant, use ammonia in significant quantities at all of our Florida and Louisiana phosphates concentrates plants and store ammonia at some of our distribution facilities. For our Florida phosphates concentrates plants, ammonia is received at terminals in Tampa and transported by pipelines and rail to our facilities. Our ammonia is generally stored and transported at high pressures. An accident could occur that could result in serious injuries or death, or the evacuation of areas near an accident. An accident could also result in property damage or the shutdown of our Florida or Louisiana phosphates concentrates plants, the ammonia terminals, pipelines or rail lines serving those plants or our other ammonia storage and handling facilities. As a result, an accident involving ammonia could have a material adverse effect on our results of operations, liquidity or financial condition.

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
Deliberate, malicious acts, including terrorism and cyber attacks, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.
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
We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth, or the operations of Canpotex, which serves as an export association for our Potash business. Increases in crop nutrient prices have in the past resulted in increased scrutiny of the crop nutrient industry under antitrust and competition laws and can increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operating practices or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.
We may be adversely affected by other changes in laws resulting from increases in food and crop nutrient prices.

Increases in prices for, among other things, food, fuel and crop inputs (including crop nutrients) have in the past been the subject of significant discussion by various governmental bodies and officials throughout the world. In response to increases, it is possible that governments in one or more of the locations in which we operate or where we or our competitors sell our products could take actions that could affect us. Such actions could include, among other matters, changes in governmental policies relating to agriculture and biofuels (including changes in subsidy levels), price controls, tariffs, windfall profits taxes or export or import taxes. Any such actions could materially adversely affect our operating results and financial condition.
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
Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. These provisions include the ability of our board of directors to issue preferred stock without stockholder approval, a prohibition on stockholder action by written consent and the inability of our stockholders to request that our board of directors or chairman of our board call a special meeting of stockholders.
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
The success of our strategic initiatives depends on our ability to effectively manage these initiatives, and to successfully integrate and grow acquired businesses.
We have initiated several significant strategic initiatives, principally our plans to expand the annual production capacity of our Potash business, the Wa’ad Al Shamal Joint Venture, the CF Phosphate Assets Acquisition and our acquisition of ADM's fertilizer distribution business in Brazil and Paraguay. These strategic initiatives involve capital and other expenditures of several billions of dollars over a number of years and require effective project management and, in the case of strategic acquisitions, successful integration. To the extent the processes we (or, for the Wa’ad Al Shamal Joint Venture, we together with Ma’aden and SABIC) put in place to manage these initiatives or integrate and grow acquired businesses are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized.
We may fail to fully realize the anticipated benefits and cost savings of the CF Phosphate Assets Acquisition and the CF Ammonia Supply Agreements.
The success of our CF Phosphate Assets Acquisition and the CF Ammonia Supply Agreements will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining CF’s phosphate mining and production operations with our operations in Central Florida, our ability to avoid or delay future capital spending as a result of the transactions and our ability to realize cost savings from natural gas based pricing under one of the long term CF Ammonia Supply Agreements. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•
Our ability to avoid certain planned capital expenditures necessary for future mines through utilization of some of the mining infrastructure assets we acquired from CF and to avoid the capital expenditures for our own new ammonia plant as a result of the CF Ammonia Supply Agreements;

•	Whether the combined operations will perform as expected;

•	Whether CF successfully performs its obligations under the CF Ammonia Supply Agreements over the life of its commitment; and

•
The cooperation of federal, state and local governmental agencies on matters relating to the acquisition, including permitting of CF's proposed South Pasture Extension mine, and other regulatory enforcement matters.

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
Our benefits from the CF Phosphate Assets Acquisition and the acquisition of ADM's fertilizer distribution business depend, in part, on the accuracy of our estimates of the liabilities and obligations we are assuming in the transaction.
We have assumed various liabilities and obligations of CF and ADM as part of the CF Phosphate Assets Acquisition and our acquisition of ADM's fertilizer distribution business in Brazil and Paraguay. The benefits we expect from these acquisitions depend, in part, on the accuracy of our estimates of these liabilities and obligations. To the extent we have underestimated these liabilities and obligations, we might not fully realize the benefits we are expecting from the acquisitions.
Cyber attacks could disrupt our operations and have a material adverse impact on our business.

We utilize and rely upon information technology systems in many aspects of our business, including internal and external communications and the management of our accounting, financial and supply chain functions.  As we become more dependent on information technologies to conduct our operations, and as the number and sophistication of cyber attacks increase, the risks associated with cyber security increase.  These risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.  Failure to effectively anticipate, prevent, detect and recover from the increasing number and sophistication of cyber attacks could result in theft, loss, damage, misuse or modification of and to our information and cause disruptions in our business, reputational damage and third-party claims, which could have a material adverse effect on our results of operations or financial condition.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information regarding our plant and properties is included in Part I, Item 1, “Business,” of this report.
Item 3. Legal Proceedings.
We have included information about legal and environmental proceedings in Note 20 of our Notes to Consolidated Financial Statements. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceeding in addition to those described in Note 20 of our Notes to Consolidated Financial Statements:

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
We intend to defend vigorously the EPA’s decision. In the event that the EPA were to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico, we cannot predict what its requirements would be or the effects it would have on us or our customers.
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
The principal stock exchange on which our common stock is traded is The New York Stock Exchange.
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,931,725	$48.88	15,001,457
Equity compensation plans not approved by stockholders	—	—	—
Total	3,931,725	$48.88	15,001,457
______________________________

(a)
Includes grants of stock options, time-based restricted stock units and performance units. For purposes of the table above, the number of shares to be issued under a performance unit reflects the maximum number of shares of our common stock that may be issued pursuant to such performance unit; the actual number of shares to be issued will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon), is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon) is at least twice its market price on the date of grant.

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

Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended December 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value that may be yet purchased under the program(b)
Common Stock
October 1, 2014 - October 31, 2014................	2,364,849	$42.35	2,364,849	$431,285,941
November 1, 2014 - November 30, 2014............	1,601,361	$45.15	1,601,361	$358,989,634
December 1, 2014 - December 31, 2014............	1,898,624	$45.44	1,898,624	$272,715,349
Total....................................	5,864,834	$44.12	5,864,834	$272,715,349
(a) On February 11, 2014, we announced the Repurchase Program to repurchase up to $1 billion of our Class A Shares or Common Stock, through direct buybacks or in open market transactions. All repurchases shown in the table above were made in the open market.
(b) At the end of the month shown.
The following table sets forth information with respect to our Class A Shares that we purchased under the Share Repurchase Agreements during 2014, and shares of our Common Stock that we repurchased during the period January 1, 2014 through February 6, 2015, including the shares shown in the preceding table:

Period	Class A Shares	Average price paid per share	Common Stock	Average price paid per share
First Quarter	36,025,563	$46.37	155,000	$47.75
Second Quarter	9,277,287	$49.04	—	—
Third Quarter	6,184,863	48.68	1,565,251	$47.18
Fourth Quarter	—	—	5,864,834	$44.12
January 1, 2015 - February 6, 2015................	—	—	1,729,777	47.07
Total....................................	51,487,713	$47.13	9,314,862	$45.24
Item 6. Selected Financial Data.
We have included selected financial data for calendar year 2014, the Stub Period and our fiscal years 2010 through 2013 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
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

(c)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the quarter ended December 31, 2014 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2015 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2015 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2015 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2015 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2015 annual meeting of stockholders is incorporated herein by reference.

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
Date: February 17, 2015

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James T. Prokopanko	Chief Executive Officer and President and Director (principal executive officer)	February 17, 2015
James T. Prokopanko

/s/ Richard L. Mack	Executive Vice President and Chief Financial Officer (principal financial officer)	February 17, 2015
Richard L. Mack

/s/ Anthony T. Brausen	Senior Vice President—Finance and Chief Accounting Officer (principal accounting officer)	February 17, 2015
Anthony T. Brausen

*	Chairman of the Board of Directors	February 17, 2015
Robert L. Lumpkins

*	Director	February 17, 2015
Nancy E. Cooper

*	Director	February 17, 2015
Gregory L. Ebel

*	Director	February 17, 2015
Timothy S. Gitzel

*	Director	February 17, 2015
William R. Graber

*	Director	February 17, 2015
Denise C. Johnson

*	Director	February 17, 2015
Emery N. Koenig

*	Director	February 17, 2015
William T. Monahan

*	Director	February 17, 2015
James L. Popowich

*	Director	February 17, 2015
David T. Seaton

*	Director	February 17, 2015
Steven M. Seibert

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

2.ii
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

2.iii.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings, Mosaic, and Cargill (the "Tax Agreement")	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.iv.	Amendment, dated May 24, 2011, to Tax Agreement	Exhibit 2.1 to the Current Report on Form 8-K12B of Mosaic dated May 24, 2011 and filed on May 25, 2011**

2.v.	Form of Asset Purchase Agreement dated as of October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company*	Exhibit 2.i. to the Current Report on Form 8-K of Mosaic dated October 28, 2013 and filed on October 29, 2013**

3.i.	Restated Certificate of Incorporation of Mosaic		X

3.ii.	Amended and Restated Bylaws of Mosaic, effective May 15, 2014	Exhibit 3.ii to the Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2014**

4.ii.	Indenture dated as of October 24, 2011, between Mosaic and U.S. Bank National Association, as trustee	Exhibit 4.i. to Mosaic’s Current Report on Form 8-K dated October 24, 2011 and filed on October 24, 2011**

4.iii.
Registrant hereby agrees to furnish to the Commission, upon request, all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.i.(a).	MAC Trusts Share Repurchase Agreement dated December 6, 2013	Exhibit 10.i. to Mosaic’s Current Report on Form 8-K dated December 5, 2013 and filed on December 10, 2013**

10.i.(b).	Form of Family Trusts Share Repurchase Agreements dated February 14, 2014	Exhibit 10.i.(b) to the Transition Report on Form 10-K of Mosaic for the transition period from June 1, 2013 to December 31, 2013**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.c.****	Description of Mosaic Management Incentive Program		X

10.iii.d.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.e.****	Summary of Board of Director Compensation of Mosaic		X

10.iii.f.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.g.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2008**

10.iii.h.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.i.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended November 30, 2008**

10.iii.j.****	Form of Director Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended November 30, 2008**

10.iii.k.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2009**

10.iii.l.****	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2014	Exhibit 10.iii.e to the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2014**

10.iii.m.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year ended May 31, 2011**

10.iii.n.****	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year ended May 31, 2011**

10.iii.o.****	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.p.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.q.****	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Elements of Compensation—Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated April 2, 2014**

10.iii.r.****	Form of Performance Unit Agreement under the Omnibus Incentive Plan, approved July 18, 2012	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.s.****	Form of Agreement between Cargill and Mosaic relating to certain former Cargill employees' participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.t.****	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013**

10.iii.u.****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013.	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2013**

10.iii.v.****	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2013**

10.iii.w.****	The Mosaic Company 2014 Stock and Incentive Plan	Appendix B to the Proxy Statement of The Mosaic company dated April 2, 2014**

10.iii.x.****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 17, 2014	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.y.****	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 17, 2014	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.z.****
Description of amendment, effective March 17, 2014, to outstanding Employee Restricted Stock Unit Award Agreements approved on or after April 11, 2012 and prior to February 19, 2014 under The Mosaic Company 2004 Omnibus Stock and Incentive Plan
Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.aa.****	Form of Performance Share Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 27, 2014	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.bb.****	Form of retention agreement dated May 29, 2014 from Mosaic to an executive officer	Exhibit 10.iii. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended June 30, 2014

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iv
Form of Equity Support, Subordination and Retention Agreement dated June 30, 2014 by Mosaic, Saudi Arabian Mining Company, Saudi Basic Industries Corporation, Mizuho Corporate Bank, Ltd., as Intercreditor Agent for certain Finance Parties, and Riyad Bank, London Branch, as Offshore Security Trustee and Agent for certain secured parties
Exhibit 10.i. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended June 30, 2014

21	Subsidiaries of the Registrant		X

23	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X
______________________________

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.

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
Our Phosphates business segment includes mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment’s results also include our North American phosphate distribution activities and all of our international distribution activities. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru and a 25% interest in Wa'ad Al Shamal Phosphate Company (the "Wa’ad Al Shamal Joint Venture"), to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia for which we will market approximately 25% of the production.
Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash outside of the U.S. and Canada. Effective January 1, 2015, our share of Canpotex sales increased to 40.6%, as a result of a proving run of our expansion of our Colonsay mine, which was successfully completed in 2014.
As previously reported, in 2013 we changed our fiscal year end to December 31 from May 31. We are presenting our results of operations for the twelve months ended December 31, 2014, the seven-month transition period of June 1, 2013 through December 31, 2013 (the “Stub Period”) and the fiscal years ended May 31, 2013 and 2012. For comparison purposes, unaudited data is shown for the twelve months ended December 31, 2013 and the seven months ended December 31, 2012.
Key Factors that can Affect Results of Operations and Financial Condition
Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The markets for our products are highly competitive, and the most important competitive factor for our products is delivered price. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by fixed costs associated with owning and operating our major facilities and by significant raw material costs in our Phosphates business.
Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Additionally, in certain circumstances the final price of our products is determined after shipment based on the current market at the time the price is agreed to with the customer. Forward sales programs at fixed prices increase the lag between prevailing market prices and our average realized selling prices. The mix and parameters of these sales programs vary over time based on our marketing strategy, which considers factors that include, among others, optimizing our production and operating efficiency within warehouse limitations, as well as customer requirements. The use of forward sales programs and level of customer prepayments may vary from period to period due to changing supply and demand environments and market sentiments.
World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on the supply and demand balance for ammonia. We believe the natural gas based pricing under one of the ammonia supply agreements we entered into with CF Industries, Inc. (“CF”) will provide us a competitive advantage starting in 2017. Sulfur is a global commodity that is primarily produced as a co-product of oil refining, where the market price is based primarily on the supply and demand balance for sulfur. We believe our current and future investments in sulfur transformation and transportation assets will enhance our competitive advantage. We produce most of our phosphate rock requirements through either wholly or partly owned mines.
Our per tonne selling prices for potash are affected by shifts in the product mix, geography and customer mix. Our Potash business is significantly affected by Canadian resource taxes and royalties that we pay to the Province of Saskatchewan in order for us to mine and sell our potash products. In addition, cost of goods sold is affected by the level of periodic inflationary pressures on resources, such as labor, processing materials and construction costs, due to the rate of economic growth in western Canada where we produce most of our potash; natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan; and the operating costs we incur to manage salt saturated brine inflows at our potash mine at Esterhazy, Saskatchewan which are affected by changes in the amount and pattern of the inflows, among other factors. We also incur capital costs to manage the brine inflows at Esterhazy.
We manage brine inflows at Esterhazy through a number of methods, primarily by reducing or preventing particular sources of brine inflow by locating the point of entry through the use of various technologies, including 3D seismic surveys, injecting calcium chloride into the targeted areas from surface, and grouting targeted areas from underground. We also pump brine out of the mine, which we impound in surface storage areas and dispose of by injecting it below the surface through the use of injection wells. Excess brine is also stored in mined-out areas of the mine, and the level of this stored brine fluctuates, from time to time, depending on the net inflow or net outflow rate. To date, our brine inflow and remediation efforts have not had a material impact on our production processes or volumes. In recent years, we have been investing in additional capacity and technology to manage the brine inflows. For example, we have significantly expanded our pumping capacity at Esterhazy in the last several years, introduced horizontal drilling capabilities, and have added brine injection capacity at a site that is remote from our current mine workings. These efforts allow us to be more disciplined and efficient in our approach to managing the brine inflow.
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

Results of Operations
The following table shows the results of operations for the years ended December 31, 2014 and 2013, the seven months ended December 31, 2013 and 2012, and the fiscal years ended May 31, 2013 and 2012:

	Years Ended December 31,		2014-2013		Seven Months Ended December 31,		Years Ended May 31,
(in millions, except per share data)	2014	2013 (unaudited)	Change	Percent	2013	2012 (unaudited)	2013	2012
Net sales	$9,055.8	$9,021.4	$34.4	—%	$4,765.9	$5,700.0	$9,974.1	$11,107.8
Cost of goods sold	7,129.2	7,006.0	123.2	2%	3,937.6	4,126.9	7,213.9	8,022.8
Gross margin	1,926.6	2,015.4	(88.8)	(4)%	828.3	1,573.1	2,760.2	3,085.0
Gross margin percentage	21.3%	22.3%			17.4%	27.6%	27.7%	27.8%
Selling, general and administrative expenses	382.4	393.5	(11.1)	(3)%	211.8	245.6	427.3	410.1
(Gain) loss on assets sold and to be sold	(16.4)	122.8	(139.2)	(113)%	122.8	—	—	—
Carlsbad restructuring expense	125.4	—	125.4	NM	—	—	—	—
Other operating expenses	123.4	159.2	(35.8)	(22)%	76.8	40.8	123.3	63.8
Operating earnings	1,311.8	1,339.9	(28.1)	(2)%	416.9	1,286.7	2,209.6	2,611.1
(Loss) gain in value of share repurchase agreement	(60.2)	73.2	(133.4)	(182)%	73.2	—	—	—
Interest (expense) income, net	(107.6)	(6.1)	(101.5)	NM	(13.3)	11.5	18.8	18.7
Foreign currency transaction gain (loss)	79.1	34.7	44.4	128%	16.5	(34.2)	(15.9)	16.9
Other (expense) income	(5.8)	(6.6)	0.8	(12)%	(9.1)	(0.4)	2.0	(17.8)
Earnings from consolidated companies before income taxes	1,217.3	1,435.1	(217.8)	(15)%	484.2	1,263.6	2,214.5	2,628.9
Provision for income taxes	184.7	384.6	(199.9)	(52)%	152.6	109.0	341.0	711.4
Earnings from consolidated companies	1,032.6	1,050.5	(17.9)	(2)%	331.6	1,154.6	1,873.5	1,917.5
Equity in net earnings (loss) of nonconsolidated companies	(2.2)	14.8	(17.0)	(115)%	10.9	14.3	18.3	13.3
Net earnings including noncontrolling interests	1,030.4	1,065.3	(34.9)	(3)%	342.5	1,168.9	1,891.8	1,930.8
Less: Net earnings attributable to noncontrolling interests	1.8	2.4	(0.6)	(25)%	2.5	3.2	3.1	0.6
Net earnings attributable to Mosaic	$1,028.6	$1,062.9	$(34.3)	(3)%	$340.0	$1,165.7	$1,888.7	$1,930.2
Diluted net earnings per share attributable to Mosaic	$2.68	$2.49	$0.19	8%	$0.80	$2.73	$4.42	$4.42
Diluted weighted average number of shares outstanding	375.6	424.1			422.0	426.8	426.9	436.5

Overview of the Year ended December 31, 2014 and 2013 (unaudited), Seven Months ended December 31, 2013 and 2012 (unaudited) and Fiscal 2013 and 2012
Net earnings attributable to Mosaic for the years ended December 31, 2014 and 2013 were $1.0 billion, or $2.68 per diluted share, and $1.1 billion, or $2.49 per diluted share, respectively. Our earnings per share were positively impacted by an approximate 10% lower weighted average number of shares in the current year. Included in 2014 net earnings is a charge of $60 million, or $0.16 per diluted share, related to the change in value of our share repurchase agreements with certain Cargill family member trusts and the MAC Trusts (“Share Repurchase Agreements”), pre-tax charges of $125 million, or $0.19 per diluted share, related to the discontinuance of MOP production at our Carlsbad, New Mexico mine, and discrete income tax benefits of approximately $152 million, or $0.40 per diluted share, which were primarily related to the acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business in Brazil and Paraguay (the "ADM Acquisition") and the sale of our distribution business in Argentina.
Net earnings attributable to Mosaic for the seven months ended December 31, 2013 and 2012 were $340.0 million, or $0.80 per diluted share, and $1.2 billion, or $2.73 per diluted share, respectively. Included in net earnings for the seven months ended December 31, 2013, was $122.8 million, or $0.19 per diluted share, related to the write-down of assets in our Argentina distribution business and our Hersey, Michigan potash business and the write-off of engineering costs of a formerly planned ammonia plant. Net earnings for the 2013 Stub Period also included a gain of $73.2 million, or $0.17 per diluted share, related to change in value of our share repurchase agreement and a discrete income tax expense of approximately $105 million, or $0.24 per diluted share.
Net earnings attributable to Mosaic for each of fiscal 2013 and 2012 were $1.9 billion, or $4.42 per diluted share. Included in fiscal 2013 net earnings is a discrete income tax benefit of approximately $180 million, or $0.42 per diluted share, related to the resolution of certain tax matters and resulting in a lower overall effective tax rate.
The more significant factors that affected our results of operations and financial condition in 2014, the seven months ended December 31, 2013 and fiscal 2013 and 2012 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2014
Operating earnings for the year ended December 31, 2014, reflected net costs of approximately $109 million related to improving utilization of our asset base, including our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility, sell our Hersey salt operations and exit our distribution businesses in Argentina and Chile, compared to $122.8 million for charges as described above for the year ended December 31, 2013.
Operating earnings were favorably impacted by Phosphates sales volumes which were 12.6 million tonnes in 2014 compared to 11.7 million tonnes in 2013. On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"). The increase in sales volumes from the prior year was primarily due to more tonnes available from the CF Phosphate Assets Acquisition. Lower raw material costs also favorably impacted operating earnings in 2014 compared to 2013.
Potash sales volumes were 9.0 million tonnes in the current year compared to 7.7 million tonnes in the prior year as we experienced an increase in demand in 2014 compared to 2013. In 2013, Potash sales volumes were constrained by sentiments in the market driving customers to purchase fertilizer only as needed, combined with delayed purchases in anticipation of the signing of supply contracts in China. Despite strong demand, and the fact that potash selling prices grew stronger each quarter in 2014, potash selling prices have not recovered to the price levels seen in the first half of 2013. Potash selling prices began to decrease in 2013 due to uncertainty in the potash market and weak customer sentiment, which was exacerbated in July 2013, when one of our global competitors announced its intention to increase production volumes and corresponding sales volumes.
Other highlights in the year ended December 31, 2014:
We generated $2.3 billion in cash flows from operations for the year ended December 31, 2014. We maintained cash and cash equivalents of $2.4 billion as of December 31, 2014 compared to $5.3 billion as of December 31, 2013.
During the year ended December 31, 2014, we took the following steps toward achieving our strategic priorities:

•	Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•
On March 17, 2014, we completed the CF Phosphate Assets Acquisition and have included the results in our consolidated financial statements from that date. We have successfully integrated CF operations into our phosphates operations as planned and are on track to realize targeted synergies.

•
On June 30, 2014, the Wa’ad Al Shamal Joint Venture entered into funding facilities with a consortium of 20 financial institutions for a total amount of $5.0 billion. We estimate the cost to develop and construct the integrated phosphate production facilities will approximate $7.5 billion, which we expect to be funded through external funding facilities, including the ones mentioned above, and investments by the joint venture members. For further information see “Liquidity and Capital Resources” below and Note 9 to our Notes to Consolidated Financial Statements.

•	The expansion in our Colonsay mine was completed and added an additional 0.6 million tonnes of operational capacity.

•
We continued the expansion of capacity in our Potash segment, with the K3 shafts at our Esterhazy mine, which are on track to start producing ore in 2017 and are expected to add an estimated 0.9 million tonnes to our potash operational capacity. In December 2014, our Board approved approximately $1.5 billion in capital expenditures over the next ten years to increase the mining capacity of the K3 shafts and provide for an infrastructure to move rock from K3 to the K1 and K2 mills. This would provide us the flexibility to optimize production at K1, K2 and K3 in order to mitigate risk from current and future brine inflows.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•
On December 17, 2014, we completed the ADM Acquisition for approximately $350 million, including approximately $150 million in working capital. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil, as well as replace a substantial amount of planned internal investments in that country. Under the terms of the agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. This acquisition will increase our annual distribution capacity in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

The parties have also negotiated the terms of five-year fertilizer supply agreements where we will supply ADM's fertilizer needs in Brazil and Paraguay.
We expect these and other potential investments in Brazil will enable us to grow our share of sales in this key country.

•	Innovation: Build on our industry-leading products, process and sustainability innovations

•
Mosaic announced plans to expand MicroEssentials® capacity, adding an incremental 1.2 million tonnes, and bringing total capacity to 3.5 million tonnes by 2017. North American sales volumes of our MicroEssentials® product increased approximately 14% in the year ended December 31, 2014 from 2013, contributing to a new Mosaic record for sales of MicroEssentials®.

•	Total Shareholder Return: Deliver strong financial performance and provide meaningful returns to our shareholders

•
Our Board of Directors authorized a $1 billion share repurchase program (the "Repurchase Program"), allowing the Company to repurchase Class A Shares or Common Stock, through negotiated direct transactions or in the open market. During 2014, under the Repurchase Program, 8,193,698 Class A Shares were repurchased under agreements with certain Cargill family member trusts and 7,585,085 shares of Common Stock were repurchased in the open market for an aggregate of $727.3 million.

•
We repurchased an additional 43.3 million Class A Shares, Series A-2 and A-3 under a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with two former Cargill stockholders (the “MAC Trusts”) for approximately $2.0 billion.

•
We continue to focus on our lowest cost Potash mines; therefore, we permanently discontinued production of MOP at our Carlsbad, New Mexico facility, as announced on July 23, 2014. The final date for production was December 28, 2014. The discontinued production resulted in total pre-tax charges of approximately $125.4 million, primarily in the form of non-cash accelerated depreciation and depletion charges and cash severance charges. We recorded a corresponding tax benefit of approximately $52 million. We are transitioning the Carlsbad facility to exclusive production of our highly valued K-Mag® product line.

•	On July 29, 2014, we completed the sale of the salt operations at our Hersey, Michigan mine for approximately $55 million, resulting in a pre-tax gain of approximately $13.5 million.

•
On November 18, 2014, we completed the sale of our Argentina assets and recorded a pre-tax gain of approximately $8.5 million. This will allow us to focus on our more profitable components of our distribution network.

Seven months ended December 31, 2013
Operating earnings for the seven months ended December 31, 2013 were impacted by lower phosphate and potash selling prices compared to the seven months ended December 31, 2012.
Potash selling prices declined from 2012 levels due to supply and demand fundamentals and uncertainty in the potash market as described above. At the beginning of the Stub Period, Potash sales volumes were constrained by negative sentiments and cautious purchasing behavior by customers in the market; however, the demand improved in the fourth quarter of calendar 2013 with a strong fall application.
Our average selling price for phosphates declined from 2012 levels, due in part to softer demand caused by higher producer inventories, a decline in India’s import demand and Chinese export policies. However, prices hit a floor during the latter part of calendar 2013 and we saw prices begin to rise in December 2013. The decrease in the average selling price was partially offset by lower raw material costs, including sulfur, ammonia and phosphate rock, for our phosphates products. Phosphates sales volumes for the seven months ended December 31, 2013 were higher than the same period in the prior year, due to higher domestic sales volumes driven by a strong fall application season in North America, strong demand in Brazil and customers taking position when prices started rising in December 2013 after a steady decline in prices over calendar 2013.
On August 5, 2013, we entered into a shareholders' agreement to form the Wa’ad Al Shamal Joint Venture.
On November 7, 2013, we completed a $2.0 billion public debt offering consisting of $900 million aggregate principal amount of 4.250% Senior Notes due 2023, $500 million aggregate principal amount of 5.450% Senior Notes due 2033, and $600 million aggregate principal amount of 5.625% Senior Notes due 2043.
On December 5, 2013, we upsized and extended our prior $750 million unsecured revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $1.5 billion.
On December 6, 2013, we entered into the MAC Trusts Share Repurchase Agreement with the MAC Trusts to purchase all of the remaining Class A Shares held by the MAC Trusts.
We generated $889.4 million in cash flows from operations for the seven months ended December 31, 2013 and maintained cash and cash equivalents of $5.3 billion as of December 31, 2013.
Fiscal 2013
In fiscal 2013, average Potash selling prices were lower than the prior year primarily due to cautious customer purchasing behavior leading up to the signing of significant supply contracts with customers in both China and India in the third quarter of fiscal 2013. The impact of lower selling prices was more than offset by higher Potash sales volumes compared to the prior year. North American sales volumes increased in the second half of fiscal 2013 compared to fiscal 2012 primarily due to robust spring demand and continuing strong farmer economics. Our international potash sales through Canpotex also increased in the second half of fiscal 2013 due to an increase in our allocation of annual sales by Canpotex combined with the signing of supply contracts with India and China mentioned above. Additionally, Potash sales volumes in fiscal 2012 were constrained by high pipeline inventories and the related impact on buyer sentiment.
Average Phosphates selling prices were lower than fiscal 2012. Phosphate fertilizer prices remained below those in fiscal 2012 due to a market recalibration that occurred in the third quarter of that year. Phosphate sales volumes decreased from fiscal 2012 due primarily to lack of product availability as a result of entering fiscal 2013 with lower inventory levels and lower shipments to India.
Lower raw material costs, including sulfur, ammonia and phosphate rock, partially offset the decrease in selling prices for our phosphates products. The lower costs for ammonia were the result of internal production of ammonia at our Faustina ammonia facility which was operating near full capacity in fiscal 2013, but was temporarily shut down during the first half of fiscal 2012 due to an unplanned outage. The lower phosphate rock costs were due to increased production from our South Fort Meade mine in fiscal 2013 compared to fiscal 2012 when it operated on a limited basis because of preliminary injunctions relating to the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County.
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
Phosphate sales volumes remained relatively flat from the prior year. Fiscal 2012 started with high phosphate producer inventory levels. The high phosphate producer inventory levels were reduced by the end of fiscal 2012 to low levels as a result of an extended North American spring application period, elevated global demand and modest production curtailments from January through March 2012. Potash sales volumes decreased compared to the prior year due to cautious customer purchasing behavior in North America. Potash producer inventory levels were low entering fiscal 2012. These potash producer inventory levels increased throughout fiscal 2012 and ended at relatively high levels.
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

Phosphates Net Sales and Gross Margin
The following table summarizes Phosphates net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,		2014-2013		Seven Months Ended December 31,		Years Ended May 31,
(in millions, except price per tonne or unit)	2014	2013 (unaudited)	Change	Percent	2013	2012 (unaudited)	2013	2012
Net sales:
North America	$2,632.9	$2,275.9	$357.0	15.7%	$1,275.4	$1,440.2	$2,467.9	$2,553.0
International	3,561.1	3,845.7	(284.6)	(7.4)%	2,162.8	2,371.1	4,026.7	5,286.2
Total	6,194.0	6,121.6	72.4	1.2%	3,438.2	3,811.3	6,494.6	7,839.2
Cost of goods sold	5,122.8	5,207.7	(84.9)	(1.6)%	2,993.2	3,118.0	5,332.4	6,372.3
Gross margin	$1,071.2	$913.9	$157.3	17.2%	$445.0	$693.3	$1,162.2	$1,466.9
Gross margin as a percent of net sales	17.3%	14.9%			12.9%	18.2%	17.9%	18.7%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a)(b):
North America	3,337	2,951	386	13.1%	1,795	1,695	3,803	3,746
International	3,113	2,936	177	6.0%	1,484	1,357	3,126	3,810
MicroEssentials®	1,546	1,358	188	13.8%	758	670
Crop Nutrient Blends(c)	2,857	2,688	169	6.3%	1,768	1,731	2,651	2,620
Feed Phosphates	620	572	48	8.4%	347	308	534	621
Other(d)	1,100	1,206	(106)	(8.8)%	805	691	1,092	1,039
Total	12,573	11,711	862	7.4%	6,957	6,452	11,206	11,836
Average selling price per tonne:
DAP (FOB plant)	$449	$443	$6	1.4%	$409	$532	$512	$555
Crop Nutrient Blends (FOB destination)	453	517	(64)	(12.4)%	489	546	555	579
Average price per unit:
Ammonia (metric tonne)(Central Florida)	$479	$491	$(12)	(2.4)%	$457	$513	$524	$528
Sulfur (long ton)	133	157	(24)	(15.3)%	145	192	184	223
______________________________

(a)	Excludes tonnes sold by PhosChem for its other member through December 31, 2013.

(b)	Excludes Crop Nutrient Blends and beginning with the seven months ended December 31, 2013 and 2012, excludes MicroEssentials.

(c)	The average product mix in crop nutrient blends (“Blends”) (by volume) contains approximately 50% phosphate, 25% potash and 25% nitrogen.

(d)	Other volumes are primarily single superphosphate (“SSP”), potash and urea sold outside of North America.
Calendar 2014 compared to Calendar 2013 (Unaudited)
The Phosphates segment’s net sales increased to $6.2 billion for the year ended December 31, 2014, compared to $6.1 billion in the same period a year ago. The increase was due to higher sales volumes that impacted net sales by approximately $390 million, partially offset by lower sales prices for Blends that impacted net sales by approximately $230 million. Our Phosphates segment’s results also included the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”) through December 31, 2013. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products.  We subsequently dissolved PhosChem. The prior year period included approximately $98 million related to PhosChem net sales for its other member, which had a minimal impact on gross margin.

Our average DAP selling price was $449 per tonne for the year ended December 31, 2014, an increase of $6 per tonne or 1.4% compared with the same period a year ago. Prior year price levels were negatively impacted by softer global demand caused in part by higher than normal producer inventories and a decline in India's import demand. Price levels in the current year are higher than the prior year due to a strengthening market environment during 2014 causing prices to rise. The selling price of Blends decreased 12.4% in the current year compared with the prior year, primarily due to a change in product mix, requiring less phosphates, and a decline in prices of crop nutrients used in Blends, particularly potash.
The Phosphates segment’s sales volumes increased to 12.6 million tonnes for the year ended December 31, 2014, compared to 11.7 million tonnes in the same period a year ago, due primarily to more tonnes available per the CF Phosphate Assets Acquisition.
Gross margin for the Phosphates segment increased to $1.1 billion in the current period compared with $0.9 billion for the year ended December 31, 2013. Higher sales volumes had a favorable impact on gross margin of approximately $80 million combined with lower product costs of approximately $310 million, partially offset by lower Blends sales prices that impacted net sales by approximately $230 million. The lower product costs were driven by approximately $100 million of lower sulfur and ammonia costs used in our North American production, and approximately $280 million of lower prices for crop nutrients used in production in our international distribution business. In the international distribution business, these costs are typically passed on to customers. This is reflected in revenue; therefore, there is minimal impact on gross margin dollars. These costs were partially offset by higher rock costs which were impacted by approximately $49 million related to the effect of amortization of the fair market value adjustment of inventory acquired in the CF Phosphate Assets Acquisition. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 17% for the year ended December 31, 2014 compared to 15% for the same period a year ago.
The average consumed price for ammonia for our North American operations decreased to $479 per tonne in the current period from $491 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $133 per long ton for the year ended December 31, 2014 from $157 in the same period a year ago. We purchased more raw materials, primarily ammonia, from third parties this year, primarily due to increased production related to the CF Phosphate Assets Acquisition. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock was $63 per tonne in the current period, compared to $62 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine included in cost of goods sold in our North American operations decreased to 7% for the current period from 8% in the same period a year ago.
Our phosphate rock production was 14.0 million tonnes for the current year compared with 14.2 million tonnes in the same period a year ago. The decrease was due to lower phosphate rock production at our legacy mines consistent with expected recoveries as reflected in our long term mine plans. Also, in June 2014, we exhausted the reserves at our Hookers Prairie, Florida mine, which produced 1.9 million tonnes in the prior year period. These decreases were mostly offset by additional production of 2.6 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphate Assets Acquisition.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 9.3 million tonnes for the year ended December 31, 2014, compared to 8.2 million tonnes for the same period of the prior year. The increase in production is due to approximately 1.3 million tonnes of production from the Plant City facility acquired as part of the CF Phosphate Assets Acquisition. On September 30, 2014, we announced a temporary curtailment in the fourth quarter in our phosphate fertilizer production, primarily related to the increasing cost of raw material prices, in particular ammonia prices. The curtailment partially offset the increase in volumes from the CF Phosphate Assets Acquisition. Our operating rate for processed phosphate production was 82% in 2014 compared to 84% in 2013.
Costs were also impacted by net unrealized mark-to-market derivative losses of $6.4 million for the year ended December 31, 2014, primarily on natural gas derivatives, compared to a gain of $1.2 million in the same period a year ago, primarily on freight derivatives.
Seven months ended December 31, 2013 and 2012 (Unaudited)
The Phosphates segment’s net sales decreased to $3.4 billion for the seven months ended December 31, 2013, compared to $3.8 billion in the seven months ended December 31, 2012. The decrease was due to lower sales prices that resulted in a reduction to net sales of approximately $660 million, partially offset by higher sales volumes that impacted net sales by approximately $280 million.
Our average DAP selling price was $409 per tonne for the seven months ended December 31, 2013, a decrease of $123 per tonne or 23% compared with the seven months ended December 31, 2012 due to the factors discussed in the Overview. The selling price per tonne of Blends decreased 10% for the seven months ended December 31, 2013, compared with the same period in the prior year as we moved to selling more high value phosphate product, including MicroEssentials and MAP, in Blends, which helped soften the decrease in these selling prices.
The Phosphates segment’s sales volumes increased to 7.0 million tonnes for the seven months ended December 31, 2013, compared to 6.5 million tonnes in the seven months ended December 31, 2012. The increase in phosphate sales volumes from the same period in the prior year was due to the factors discussed in the Overview.
Included in our results for the seven months ended December 31, 2013 are PhosChem net sales and costs for its other member of $70 million compared with $64 million for the seven months ended December 31, 2012.
Gross margin for the Phosphates segment decreased to $445.0 million in the seven months ended December 31, 2013 compared with $693.3 million for the seven months ended December 31, 2012. Lower sales prices had an unfavorable impact on gross margin of approximately $660 million which was partially offset by higher sales volumes and lower product costs of approximately $20 million and $380 million, respectively. Approximately $230 million of the lower product costs was due to lower input cost of products sold by our international distribution locations, including Blends. As this business is a distribution business, these costs are typically passed on to the customers. This is reflected in revenue; therefore, there is minimal impact on gross margin dollars. The margin percentage for Blends was lower in the Stub Period compared to the seven months ended December 31, 2012 due to pricing decreasing faster than raw material costs. Approximately $110 million of the decrease in product costs was due to lower sulfur and ammonia costs, and approximately $40 million was due to the lower cost of phosphate rock used in our North America operations. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 13% for the seven months ended December 31, 2013 compared to 18% for the seven months ended December 31, 2012.
The average consumed price for ammonia for our North American operations decreased to $457 per tonne in the seven months ended December 31, 2013 from $513 in the seven months ended December 31, 2012. The average consumed price for sulfur for our North American operations decreased to $145 per long ton for the seven months ended December 31, 2013 from $192 in the seven months ended December 31, 2012. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock decreased to $61 per tonne in the current period, compared to $66 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 9% for the seven months ended December 31, 2013 from 6% in the seven months ended December 31, 2012. This increase offset the percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations which decreased to 3% in the seven months ended December 31, 2013, from 6% in the seven months ended December 31, 2012.
Costs were also impacted by net unrealized mark-to-market derivative losses of $1.6 million for the seven months ended December 31, 2013, primarily on natural gas and foreign currency derivatives, compared to losses of $1.0 million in the seven months ended December 31, 2012, primarily on freight derivatives.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.8 million tonnes for the seven months ended December 31, 2013 and 2012. Our operating rate for processed phosphate production was 84% in the seven months ended December 31, 2013 compared to 85% in the seven months ended December 31, 2012.
Our phosphate rock production was 7.9 million tonnes for the seven months ended December 31, 2013 compared with 9.0 million tonnes in the seven months ended December 31, 2012. In addition to variations in rock reserve grade, production volumes declined as inventory levels had been rebuilt following the Hardee County Extension Permit Litigation Settlement and mining has been reduced in line with our inventory management strategy.
Fiscal 2013 compared to Fiscal 2012
The Phosphates segment’s net sales decreased to $6.5 billion in fiscal 2013, compared to $7.8 billion in fiscal 2012. The decrease was primarily due to lower sales volumes in the first half of fiscal 2013 that resulted in a reduction to net sales of approximately $390 million combined with a decrease in sales prices that impacted net sales by approximately $390 million. Included in our results for fiscal 2013 are PhosChem net sales and costs for its other member of $92 million compared with $645 million in fiscal 2012.
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
The average consumed price for ammonia for our North American operations decreased to $524 per tonne in fiscal 2013 from $528 in fiscal 2012. The average consumed price for sulfur for our North American operations decreased to $184 per long ton for fiscal 2013 from $223 in fiscal 2012. The purchase price of these raw materials is driven by global supply and demand. Despite higher market prices for ammonia during fiscal 2013 compared to the prior year, we benefited from the internal production of ammonia at our Faustina facility which was operating at near full capacity in fiscal 2013, but was temporarily shut down during the first half of fiscal 2012 due to an unplanned outage. The average consumed cost of purchased and produced rock decreased to $65 per tonne in fiscal 2013, compared to $73 per tonne in fiscal 2012, primarily due to increased production from our South Fort Meade mine, following the Hardee County Extension Permit Litigation Settlement. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 8% for fiscal 2013 from 7% in fiscal 2012. The percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations decreased to 5% in fiscal 2013, from 8% in fiscal 2012.
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

Potash Net Sales and Gross Margin
The following table summarizes Potash net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,		2014-2013		Seven Months Ended December 31,		Years Ended May 31,
(in millions, except price per tonne or unit)	2014	2013 (unaudited)	Change	Percent	2013	2012 (unaudited)	2013	2012
Net sales:
North America	$1,850.2	$1,670.7	$179.5	10.7%	$833.1	$1,270.9	$2,108.0	$1,851.9
International	1,001.4	1,302.5	(301.1)	(23.1)%	554.1	653.7	1,421.3	1,449.4
Total	2,851.6	2,973.2	(121.6)	(4.1)%	1,387.2	1,924.6	3,529.3	3,301.3
Cost of goods sold	1,953.9	1,869.1	84.8	4.5%	1,012.9	1,043.1	1,918.0	1,679.3
Gross margin	$897.7	$1,104.1	$(206.4)	(18.7)%	$374.3	$881.5	$1,611.3	$1,622.0
Gross margin as a percent of net sales	31.5%	37.1%			27.0%	45.8%	45.7%	49.1%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a):
North America	3,639	2,910	729	25.1%	1,439	1,732	3,139	2,350
International	4,639	4,127	512	12.4%	1,918	1,665	3,966	3,666
Total	8,278	7,037	1,241	17.6%	3,357	3,397	7,105	6,016
Non-agricultural	694	660	34	5.2%	441	384	666	704
Total	8,972	7,697	1,275	16.6%	3,798	3,781	7,771	6,720
Average selling price per tonne (FOB plant):
MOP - North America crop nutrients	$325	$382	$(57)	(14.9)%	$346	$474	$450	$515
MOP - International	226	303	(77)	(25.4)%	274	390	349	401
MOP - Average(b)	279	350	(71)	(20.3)%	325	444	405	448
______________________________

(a)	Excludes tonnes related to a third-party tolling arrangement for which the contract expired December 31, 2012.

(b)	MOP – Average selling price includes feed and industrial selling prices.
Calendar 2014 compared to Calendar 2013 (Unaudited)
The Potash segment’s net sales decreased to $2.9 billion for the year ended December 31, 2014, compared to $3.0 billion in the same period a year ago. The decrease was primarily due to lower selling prices that resulted in a decrease in net sales of approximately $600 million, partially offset by higher sales volumes that resulted in an increase of approximately $480 million.
Our average MOP selling price was $279 per tonne for the year ended December 31, 2014, a decrease of $71 per tonne compared with the same period a year ago. Average potash selling prices are lower in the current year period due to the factors discussed in the Overview.
The Potash segment’s sales volumes increased to 9.0 million tonnes for the year ended December 31, 2014, compared to 7.7 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $0.9 billion in the current year, from $1.1 billion for the year ended December 31, 2013. Gross margin was unfavorably impacted by approximately $600 million related to lower selling prices, partially offset by a favorable impact of approximately $240 million due to the increase in sales volumes. Favorable changes in foreign currency exchange rates, lower plant spending, primarily related to cost reduction activities, and favorable plant mix which led to higher fixed cost absorption benefited gross margin by approximately $190 million compared to 2013. The average value of the Canadian dollar decreased by approximately 8% in 2014 which reduced our expenses. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 32% for the year ended December 31, 2014, compared to 37% for the same period a year ago.

We incurred $181.6 million in expenses, including depreciation on brine assets, and $19.7 million in capital expenditures related to managing the brine inflows at our Esterhazy mine in 2014, compared to $201.6 million and $41.2 million, respectively, in 2013. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stores in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
We incurred $168.4 million in Canadian resource taxes for the year ended December 31, 2014, compared with $187.0 million in the same period a year ago. These taxes decreased due to lower realized prices and profitability, partially offset by lower deductions for capital expenditures and higher sales volumes in the current year. We incurred $26.6 million in royalties in the year ended December 31, 2014, compared to $48.2 million in the year ended December 31, 2013 due to lower selling prices.
Costs were negatively impacted by net unrealized mark-to-market derivative losses of $25.6 million for the year ended December 31, 2014, primarily on foreign currency and commodity derivatives compared with losses of $0.9 million for the same period a year ago, primarily on foreign currency derivatives offset by commodity derivatives.
For the year ended December 31, 2014, potash production was 8.2 million tonnes compared to 8.1 million tonnes in the year ended December 31, 2013. In the current year period we completed a proving run of the expanded capacity at our Colonsay, Saskatchewan potash mine. The increase in production from the proving run was offset by lower production caused by unplanned down time at our Carlsbad, New Mexico mine related to a warehouse roof collapse. A shortage of rail service in the first four months of 2014, which prioritized shipments from a large North American grain crop over fertilizer shipments also impacted production and sales volumes in the current year. Our operating rate for potash production was 75% for the years ended December 31, 2014 and 2013.
Seven months ended December 31, 2013 and 2012 (Unaudited)
The Potash segment’s net sales decreased to $1.4 billion for the seven months ended December 31, 2013 compared with $1.9 billion in the seven months ended December 31, 2012 primarily due to a decrease in sales prices which resulted in lower net sales of approximately $400 million. Also, in the seven months ended December 31, 2012 we received approximately $120 million for reimbursement of certain costs under a tolling agreement which were not received in the seven months ended December 31, 2013, as the agreement had expired.
Our average MOP selling price was $325 per tonne in the seven months ended December 31, 2013, which is a decrease of 27% compared to the seven months ended December 31, 2012 average price of $444 per tonne. MOP selling prices, both domestic and international, decreased due to factors discussed in the Overview.
Gross margin for the Potash segment decreased to $374.3 million in the seven months ended December 31, 2013 from $881.5 million to the seven months ended December 31, 2012. The gross margin was unfavorably impacted by the items discussed above and the impact of higher costs of approximately $60 million including factors further discussed below. Gross margin as a percentage of net sales decreased to 27% in the seven months ended December 31, 2013 from 46% in the seven months ended December 31, 2012, reflecting the 27% decline in average MOP selling price.
We incurred $197.2 million in depreciation expense during in the seven months ended December 31, 2013 compared to $161.7 million for the seven months ended December 31, 2012. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our expansion and sustaining projects.
We incurred $98.4 million in Canadian resource taxes in the seven months ended December 31, 2013 compared with $161.3 million in the seven months ended December 31, 2012. The lower taxes were due primarily to lower sales and profits in the Stub Period. The potash expansions resulted in a reduction to our Canadian resource taxes of approximately $37 million and $109 million for the seven months ended December 31, 2013 and 2012, respectively. We incurred $22.3 million in royalties in the seven months ended December 31, 2013 compared to $32.1 million in the seven months ended December 31, 2012. The decrease in royalties was due primarily to lower selling prices in the Stub Period.
Costs were impacted by net unrealized mark-to-market derivative gains, primarily on foreign currency derivatives, of $13.0 million in the seven months ended December 31, 2013 compared with gains, primarily on foreign currency derivatives, of $27.2 million in the seven months ended December 31, 2012.

We incurred $112.3 million in expenses, including depreciation on brine assets, and $10.1 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the seven months ended December 31, 2013, compared to $146.2 million and $100.4 million, respectively, in the seven months ended December 31, 2012. During the Stub Period, inflows continued to be within the range of our historical experience. Brine inflow expenses decreased compared to the seven months ended December 31, 2012 as a project came on line that enhances our flexibility for disposing of brine that has been pumped out of the mine by injecting it at the remote injection site. In addition, the timing of activities and other temporary operating factors favorably impacted the expense for the seven months ended December 31, 2013. Brine inflow costs continued to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. Capital expenditures decreased from the prior year period primarily due to expenditures for our new remote injection site in the prior year period.
For the seven months ended December 31, 2013, potash production was 4.1 million tonnes compared to 3.9 million tonnes in the seven months ended December 31, 2012 as we completed a proving run of the expanded capacity at our Esterhazy Saskatchewan potash mine partially offset by planned curtailments at our Colonsay and Esterhazy potash mines in the later part of the period. Our operating rate for potash production was 66% in the Stub Period compared to 71% in the seven months ended December 31, 2012 due to higher capacity in the Stub Year as a result of the expiration at the end of calendar 2012 of our obligation to supply 1.1 million tonnes of potash per year under a tolling agreement.
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
We incurred $235.5 million in expenses, including depreciation on brine assets, and $131.5 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during fiscal 2013, compared to $205.0 million and $44.4 million, respectively, in fiscal 2012. During fiscal 2013, inflows continued to be within the range of our historical experience. Brine inflow costs, beginning in the third quarter of fiscal 2013, included the costs for pumping brine from the mine to the remote brine injection site. The remote injection site, which commenced operations in December 2012, and increased pumping capacity, helped us alleviate the effects of constraints on our pumping that began in the latter half of fiscal 2012. These constraints affected available storage capacity in surface ponds. As a result of our investments in the remote injection and increased pumping capacities, however, we were able to reduce the amount of brine stored in the mine. Brine inflow costs also continued to reflect the cost of addressing changing inflow patterns and inflows from below our mine workings, as well as higher costs associated with the introduction of horizontal drilling beginning in the second quarter of fiscal 2012. Under a tolling agreement that expired during the third quarter of fiscal 2013, we were entitled to reimbursement of a pro-rata share of operating and capital costs of our Esterhazy mine, including a portion of our costs for managing the brine inflows.
For fiscal 2013, potash production was 7.8 million tonnes compared to 7.4 million tonnes in fiscal 2012. We curtailed production in the second half of fiscal 2012 due to lower market demand as a result of cautious customer purchasing behavior. Our operating rate for potash production was 79% in fiscal 2013 compared to 81% in fiscal 2012 due to higher capacity in fiscal 2013.
Other Income Statement Items

	Years Ended December 31,		2014-2013		Seven Months Ended December 31,		Years Ended May 31,
(in millions)	2014	2013 (unaudited)	Change	Percent	2013	2012 (unaudited)	2013	2012
Selling, general and administrative expenses	$382.4	$393.5	$(11.1)	(3)%	$211.8	$245.6	$427.3	$410.1
(Gain) loss on assets sold and to be sold	(16.4)	122.8	(139.2)	(113)%	122.8	—	—	—
Carlsbad restructuring expense	125.4	—	125.4	NM	—	—	—	—
Other operating expenses	123.4	159.2	(35.8)	(22)%	76.8	40.8	123.3	63.8
(Loss) gain in value of share repurchase agreement	(60.2)	73.2	(133.4)	(182)%	73.2	—	—	—
Interest (expense)	(128.9)	(22.8)	(106.1)	NM	(22.8)	—	—	(1.4)
Interest income	21.3	16.7	4.6	28%	9.5	11.5	18.8	20.1
Interest (expense) income, net	(107.6)	(6.1)	(101.5)	NM	(13.3)	11.5	18.8	18.7
Foreign currency transaction gain (loss)	79.1	34.7	44.4	128%	16.5	(34.2)	(15.9)	16.9
Other (expense) income	(5.8)	(6.6)	0.8	(12)%	(9.1)	(0.4)	2.0	(17.8)
Provision for income taxes	184.7	384.6	(199.9)	(52)%	152.6	109.0	341.0	711.4
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $382.4 million for the year ended December 31, 2014 compared to $393.5 million for the same period a year ago resulting from reduced spending of approximately $25 million related to cost-savings initiatives partially offset by costs of approximately $15 million associated with an additional incentive grant related to the achievement of future cost-savings initiatives in 2014. In addition, 2014 included approximately $12 million related to costs associated with our business acquisitions which was offset by other reductions.
Selling, general and administrative expenses decreased to $211.8 million for the seven months ended December 31, 2013 compared to $245.6 million for the seven months ended December 31, 2012 due to a decrease in salaries, incentives, and other employee benefits combined with project expenses incurred in the seven months ended December 31, 2012 that were not repeated in the seven months ended December 31, 2013.
Selling, general and administrative expenses increased to $427.3 million in fiscal 2013 compared to $410.1 million in fiscal 2012 due to an increase in salaries, incentives, and other employee benefits combined with an increase in project costs related to strategic and operational improvement initiatives.
(Gain) Loss on Assets Sold and To Be Sold
The gain on assets sold and to be sold of $16.4 million for the year ended December 31, 2014 includes a gain of $13.5 million from the sale of our salt operations at our Hersey, Michigan mine, combined with a gain of $8.5 million from the sale of our distribution business in Argentina as the final sales prices of both were higher than previously estimated. This was partially offset by a loss of $5.6 million related to the closure of our Chile distribution business.

The loss on write-down of assets of $122.8 million for the year ended December 31, 2013 is related to the then planned exit from our Argentina distribution business, write-off of initial engineering costs of our ammonia plant, closure of the Hersey potash facility, and the then planned sale of our Hersey salt operations mentioned in the Overview.
Other Operating Expenses
Other operating expenses were $123.4 million for the year ended December 31, 2014 compared to $159.2 million for the prior year period. Other operating expenses typically consist of three major categories: 1) Asset Retirement Obligations (“AROs”)/environmental and legal reserves, 2) insurance reimbursements and 3) gain/loss on fixed assets. The decrease in expense was primarily due to the costs of $42 million associated with the settlement of potash antitrust litigation in calendar 2013, partially offset by costs of approximately $10 million, primarily severance, related to the wind down of our Hookers Prairie, Florida mine in 2014 compared to 2013.
Other operating expenses were $76.8 million for the seven months ended December 31, 2013 compared to $40.8 million for the seven months ended December 31, 2012. The increase in the seven months ended December 31, 2013 is primarily due to approximately $15 million of ARO adjustments, approximately $9 million related to the settlement of certain mineral rights, and approximately $12 million related to the write-off of fixed assets partially offset by a $19 million decrease in legal reserves compared to the seven months ended December 31, 2012.
Other operating expenses were $123.3 million in fiscal 2013 compared to $63.8 million in fiscal 2012. The increase in fiscal 2013 is primarily due to the settlement of the Potash Antitrust Cases. The settlement and related costs resulted in a pre-tax charge of approximately $51 million.
Gain (Loss) in Value of Share Repurchase Agreement
The change in the value of share repurchase agreement relates to the remeasurement of our share repurchase obligation to its present value. For the year ended December 31, 2014, we had a loss of $60.2 million compared to gain of $73.2 million for the same period a year ago.
Interest Expense
Interest expense was $128.9 million in 2014 compared to $22.8 million in 2013. The increase is primarily related to higher average debt balances as a result of a $2 billion public offering of senior notes completed on November 7, 2013, as part of the implementation of our capital management philosophy and the $800 million unsecured term loan facility under which we borrowed the full amount on September 18, 2014.
Foreign Currency Transaction Gain (Loss)
In calendar 2014, we recorded a foreign currency transaction gain of $79.1 million, compared to a gain of $34.7 million in calendar 2013. The foreign currency transaction gains in 2014 and 2013 were primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.
For the seven months ended December 31, 2013, we recorded a foreign currency transaction gain of $16.5 million, compared to a loss of $34.2 million in the seven months ended December 31, 2012. The foreign currency transaction gain in the seven months ended December 31, 2013 was primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.
In fiscal 2013, we recorded a foreign currency transaction loss of $15.9 million, compared to a gain of $16.9 million in fiscal 2012. The foreign currency transaction loss in fiscal 2013 was primarily the result of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.

Provision for Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2014	15.2%	$184.7
Seven Months Ended December 31, 2013	31.5%	152.6
Year Ended May 31, 2013	15.4%	341.0
Year ended May 31, 2012	27.1%	711.4
Income tax expense for the year ended December 31, 2014 was $184.7 million, an effective tax rate of 15.2% on pre-tax income of $1.2 billion. Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. The tax rate was favorably impacted by $53.6 million related to losses on the sale of our distribution business in Argentina, $8.1 million related to the settlement of certain non-U.S. tax matters, and two items related to the ADM Acquisition: $47.0 million as a result of a change in the tax status of a Brazilian subsidiary and a $32.8 million valuation allowance reduction primarily related to net operating losses at a Brazilian subsidiary. The tax rate was negatively impacted by $81.0 million as a result of our decision that our earnings were not permanently re-invested in certain non-U.S. subsidiaries. During 2014, we recorded $51.9 million of tax benefit related to the $125.4 million pre-tax charges resulting from the decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. For further information, please see Note 12 to our Notes to Consolidated Financial Statements.
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
Income tax expense for fiscal 2013 was $341.0 million, an effective tax rate of 15.4% on pre-tax income of $2.2 billion. The tax rate was favorably impacted by a discrete income tax benefit of approximately $180 million related to the resolution of certain tax matters.
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
Recoverability of Long-Lived Assets including Goodwill
Assessing the potential impairment of long-lived assets is an integral part of our normal ongoing review of operations. These assessments involve estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. Further, our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate. Refer to “Item 1A. Risk Factors” in Part I of our annual report on Form 10-K for 2014.
As mentioned above, these factors do not change in isolation; therefore, it is not practicable to present the impact of changing a single factor. If management uses different assumptions or if different conditions occur in future periods, future impairment charges could result and could be material. Impairments generally would be non-cash charges. During the year ended December 31, 2014, no material impairment was indicated for Mosaic’s asset groups except for the write-down of assets in connection with the MOP closure in Carlsbad. See Note 22 of our Notes to Consolidated Financial Statements for additional information regarding the MOP closure in Carlsbad.

The carrying value of goodwill in our reporting units is tested annually as of October 31st for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. No goodwill impairment was indicated during the year ended December 31, 2014. See Note 10 of our Notes to Consolidated Financial Statements for additional information regarding goodwill. As of December 31, 2014 we had $1.8 billion of goodwill.
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
Although we believe our judgments and estimates are reasonable, results could differ materially if actual selling prices differ significantly from forecasted selling prices or if expected costs change significantly through the ultimate sale of inventory. Charges for lower of cost or market adjustments, if any, are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a decline of market value below cost. During the year ended December 31, 2014, seven months ended December 31, 2013, and during fiscal 2013 and 2012, no material lower of cost or market inventory write-downs were indicated.
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
Contingent environmental liabilities are described in Note 20 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2014 and 2013, we had accrued $32.5 million and $31.3 million, respectively, for environmental matters.
As indicated in Note 13 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of December 31, 2014 and 2013, $859.5 million and $723.9 million, respectively, was accrued for AROs. The increase recorded in 2014 was principally the result of the CF Phosphate Assets Acquisition.
Pension Plans and Other Postretirement Benefits
The accounting for benefit plans is highly dependent on valuation of pension assets and actuarial estimates and assumptions.
The assumptions and actuarial estimates required to estimate the employee benefit obligations for pension plans and other postretirement benefits include discount rate, expected salary increases, certain employee-related factors, such as turnover, retirement age and mortality (life expectancy), expected return on assets and healthcare cost trend rates. We evaluate these critical assumptions at least annually. Our assumptions reflect our historical experiences and our best judgments regarding future expectations that have been deemed reasonable by management. During 2014, we adopted recently updated mortality tables for both the U.S. and Canadian plans which contributed to increases in the actuarial loss and projected benefit obligation recognized as of December 31, 2014.
The judgments made in determining the costs of our benefit plans can impact our Consolidated Statements of Earnings. As a result, we use actuarial consultants to assist management in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included as a component of other comprehensive income/(expense) as unamortized net gains and losses, which are amortized into earnings over future periods. As of December 31, 2014 and 2013, we had $84.1 million and $75.2 million, respectively, accrued for pension and other postretirement benefit obligations. Our pension and other postretirement benefits are further described in Note 17 of our Notes to Consolidated Financial Statements.
Income Taxes
We make estimates for income taxes in three major areas: uncertain tax positions, valuation allowances, and U.S. deferred income taxes on our non-U.S. subsidiaries' undistributed earnings.
Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $100.6 million as of December 31, 2014. It is reasonably possible that changes to the Company’s unrecognized tax benefits could be significant; however, due to the uncertainty of possible outcomes, a current estimate of the range of changes that may occur cannot be made.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2014 and 2013, we had a valuation allowance of $28.3 million and $129.2 million, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances. Prior to the year ended December 31, 2014, we had provided a valuation allowance for deferred tax assets primarily related to certain non-U.S. subsidiaries. As of December 31, 2014, we determined that sufficient positive evidence existed to conclude it was more likely than not that we would realize the benefits of the net operating loss and other deferred tax assets at a Brazilian subsidiary for which a valuation allowance had been recorded. We also concluded that it was more likely than not that we would realize the benefits related to losses on the sale of our distribution business in Argentina. Accordingly, during the year ended December 31, 2014, a reduction of the valuation allowance of $100.9 million was recorded, of which approximately $86 million was a reduction to income tax expense. The remaining amount did not impact income tax expense.
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
Liquidity and Capital Resources
We define liquidity as the ability to generate or access adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to fund working capital requirements, fund sustaining and opportunity capital projects, pursue strategic opportunities and capital management decisions which include making payments on and issuing indebtedness and making distributions to our shareholders, either in the form of share repurchases or dividends. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.
As of December 31, 2014, we had cash and cash equivalents of $2.4 billion, stockholders’ equity of $10.7 billion, long-term debt of $3.8 billion and short-term debt of $13.5 million. We have increased our target liquidity buffer to $2.5 billion due to the recent growth of our business, targeting approximately $1 billion in cash on our balance sheet and $1.5 billion in committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets and liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During 2014, we executed on strategic opportunities, including the completion of the CF Phosphate Assets Acquisition and ADM Acquisition, which reduced our unrestricted cash by approximately $1.7 billion, invested $929.1 million in capital expenditures, and we returned excess cash to shareholders by repurchasing approximately 59.1 million shares for an aggregate expenditure of approximately $2.8 billion. We also paid $382.5 million in cash dividends.
In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and issue debt, to fund our Repurchase Program, our commitments in connection with the Wa’ad Al Shamal Joint Venture and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements. We used net proceeds from borrowings under our unsecured $800 million term loan facility (the "Term Loan Facility") to replenish cash that we used to fund the CF Phosphate Assets Acquisition.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.2 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures as the majority are held in investments denominated in U.S. dollars, as of December 31, 2014. These funds may create foreign currency transaction gains or losses depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.9 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements. However,

we currently intend to use a portion of this cash for non-U.S. expansions. Information about the investment of our cash and cash equivalents is included in Note 3 of our Notes to Consolidated Financial Statements.
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
Sources and Uses of Cash
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for calendar 2014 and 2013, the seven months ended December 31, 2013 and 2012, and for fiscal 2013 and 2012:

	Years Ended December 31,				Seven Months Ended December 31,		Years Ended May 31,
(in millions)			2014-2013
Cash Flow	2014	2013 (unaudited)	Change	Percent	2013	2012 (unaudited)	2013	2012
Net cash provided by operating activities	$2,293.7	$2,019.9	$273.8	14%	$889.4	$742.9	$1,887.5	$2,705.8
Net cash used in investing activities	(2,739.1)	(1,595.3)	(1,143.8)	72%	(957.2)	(967.0)	(1,589.8)	(1,627.4)
Net cash provided by (used in) financing activities	(2,340.0)	1,514.8	(3,854.8)	(254)%	1,705.3	(207.1)	(397.8)	(1,061.1)
As of December 31, 2014, we had cash and cash equivalents of $2.4 billion. Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the Term Loan Facility will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. In 2014, we borrowed the entire $800 million available under our Term Loan Facility. In addition, at December 31, 2014, we had $1.48 billion available for working capital needs and investment opportunities under our $1.5 billion credit facility.
Operating Activities
Net cash flow from operating activities has provided us with a significant source of liquidity. For the year ended December 31, 2014, net cash provided by operating activities was $2.3 billion, compared to $2.0 billion in the same period of the prior year. During calendar year 2014, operating cash flow was primarily generated by net earnings and positive changes in working capital including, a decrease in other current assets and an increase in accounts payable, partially offset by increases in accounts receivable and inventories.
The decrease in other current and noncurrent assets of $457.7 million was driven by a decrease in our income tax receivable due to the application of prior year tax refunds against current year tax liabilities, resulting in paying less cash for taxes, a decline in the balance of final price deferred product as many of these priced in December 2014, and a decrease in working capital levels of Argentina and Chile. The increase in accounts payable of $277.2 million was primarily due the timing of payments for inventory purchases in Brazil that had not been paid for at December 31, 2014 as we have extended terms that we did not have in the prior year. The increase in accounts receivable of $226.5 million is primarily due to higher sales in December 2014 compared to December 2013. The increase in inventories of $129.7 million in the current year is primarily due to higher cost of raw materials used in our phosphates products, as discussed further in the Phosphates Net Sales and Gross Margin section.

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
Operating activities provided $2.7 billion of cash for fiscal 2012, primarily driven by net earnings and lower investments in working capital as compared to fiscal 2013.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 was $2.7 billion, compared to $1.6 billion in the same period a year ago. We completed the CF Phosphate Assets Acquisition and the ADM Acquisition for approximately $1.7 billion and invested $154.6 million in the Wa’ad Al Shamal Joint Venture in 2014. Capital expenditures decreased by $497.5 million in the current year compared to the prior year due to lower Potash expansion spending and the timing of maintenance capital.
Net cash used in investing activities for the seven months ended December 31, 2013 of $1.0 billion was comparable to the same period in the prior year. Capital expenditures decreased slightly in the Stub Period primarily related to our expansion projects in our Potash segment. We also invested $158.9 million in the Wa’ad Al Shamal Joint Venture in the Stub Period.
Net cash used in investing activities for fiscal 2013 was comparable to fiscal 2012 at $1.6 billion. Capital expenditures decreased slightly in fiscal 2013 primarily related to our expansion projects in our Potash segment. We also invested $15.0 million in the Wa’ad Al Shamal Joint Venture.
Investing activities used $1.6 billion of cash for fiscal 2012, primarily related to our expansion projects in our Potash segment.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2014 was $2.3 billion, compared to net cash provided by financing activities of $1.5 billion for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the year for an aggregate of approximately $2.8 billion, and dividends paid of $382.5 million, partially offset by proceeds of $800 million from our Term Loan Facility in the current year.
Net cash provided by financing activities for the seven months ended December 31, 2013 was $1.7 billion, compared to net cash used in financing activities of $207.1 million for the same period in the prior year. In the Stub Period we received proceeds of $2.0 billion from a public debt offering consisting of $900 million aggregate principal amount of 4.250% Senior Notes due 2023, $500 million aggregate principal amount of 5.45% Senior Notes due 2033 and $600 million aggregate principal amount of 5.625% Senior Notes due 2043, which were the primary reasons for the increase in net cash provided by financing activities. The proceeds were partially offset by dividends of $213.5 million paid in the Stub Period.
Net cash used in financing activities for fiscal 2013 was $397.8 million, compared to $1.1 billion in fiscal 2012. The primary reason for the decrease in net cash used in financing activities was the repurchase of Class A common stock combined with the redemption of our 7-5/8% Senior Notes that both occurred in fiscal 2012 partially offset by an increase in dividends paid in fiscal 2013.
Net cash used in financing activities for fiscal 2012 was $1.1 billion, primarily due to the repurchase of Class A common stock in the second quarter of fiscal 2012 for $1.2 billion. Additionally, on October 24, 2011, we completed a $750.0 million public offering of our New Senior Notes. We used $505.0 million of the net proceeds from this offering to redeem the remaining $469.3 million aggregate principal amount of our 7-5/8% Senior Notes of our subsidiary, MOS Holdings Inc., on December 1, 2011.

Debt Instruments, Guarantees and Related Covenants
See Note 11 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements.
Financial Assurance Requirements
In addition to various operational and environmental regulations primarily related to our Phosphates segment, we incur liabilities for reclamation activities under which we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations and Note 20 of our Notes to Consolidated Financial Statements for additional information about these requirements.
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
Contractual Cash Obligations
The following is a summary of our contractual cash obligations as of December 31, 2014:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$3,819.0	$41.0	$409.6	$448.1	$2,920.3
Estimated interest payments on long-term debt(a)	2,550.4	159.9	316.6	296.8	1,777.1
Operating leases	306.2	58.0	94.0	63.6	90.6
Purchase commitments(b)	8,295.4	2,420.6	954.5	730.9	4,189.4
Pension and postretirement liabilities(c)	486.9	20.4	99.0	102.8	264.7
Total contractual cash obligations	$15,457.9	$2,699.9	$1,873.7	$1,642.2	$9,242.1
______________________________

(a)	Based on interest rates and debt balances as of December 31, 2014.

(b)
Based on prevailing market prices as of December 31, 2014. The majority of items more than 5 years are our estimated purchase commitments from our equity investee, the Miski Mayo Mine and under the CF Ammonia Supply Agreements. For additional information related to our purchase commitments, see Note 19 of our Notes to Consolidated Financial Statements.

(c)
Calendar 2015 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

In addition to the above, we have an obligation to fund our investment in the Wa’ad Al Shamal Joint Venture of approximately $520 million over the next four years.
Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2014:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$30.2	$30.2	$—	$—	$—
Surety bonds	171.6	171.1	0.2	0.3	—
Total	$201.8	$201.3	$0.2	$0.3	$—
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue Letters of Credit through our Credit Facility and bi-lateral agreements. As of December 31, 2014 we had $23.1 million of outstanding Letters of Credit through our Credit Facility and $7.1 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2014, we had $170.1 million in surety bonds outstanding for reclamation obligations, primarily related to mining in Florida. We have letters of credit directly supporting mining reclamation activity of $1.7 million. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.
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
Currently, financial assurance requirements in Florida and Louisiana for the closure of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values, as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of which is approximately $1.7 billion. The value of the AROs for closure of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $543 million as of December 31, 2014. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
In connection with the Company’s efforts to achieve resolution of certain environmental matters, the U.S. Department of Justice and the U.S. Environmental Protection Agency (the “EPA”), together with the States of Louisiana and Florida, seek to require Mosaic to provide financial assurances for the closure of Gypstacks that are significantly more burdensome than the current requirements and would require Mosaic to pre-fund a meaningful portion of the estimated costs to close all the Gypstacks currently, rather than the costs estimated at the end of their useful lives. See the discussions under “Environmental, Health, Safety and Security Matters – Operating Requirements and Impacts – Financial Assurance” below and “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for more information on this matter.

Other Long-Term Obligations
The following is a summary of our other long-term obligations as of December 31, 2014:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$2,052.4	$82.7	$148.6	$139.1	$1,682.0
______________________________

(a)
Represents the undiscounted, inflation adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $859.5 million as of December 31, 2014, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

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
Commitments are set forth in Note 19 of our Notes to Consolidated Financial Statements and are hereby incorporated by reference.
Income Tax Obligations
Gross uncertain tax positions as of December 31, 2014 of $100.6 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 12 of our Notes to Consolidated Financial Statements.
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
Foreign Currency Exchange Rates
We use financial instruments, including forward contracts, zero-cost collars and futures, which typically expire within eighteen months, to reduce the impact of foreign currency exchange risk in our cash flows, not the foreign currency volatility in our earnings.
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
The functional currency for our Brazilian subsidiaries is the Brazilian real. We finance our Brazilian inventory purchases with U.S. dollar denominated liabilities. A stronger Brazilian real relative to the U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency transaction gain is recorded as non-operating income. A weaker Brazilian real has the opposite effect. We also enter into derivative instruments for a portion of our currency risk exposure on anticipated cash flows, and record an associated gain or loss in the foreign currency transaction gain and loss line in the Consolidated Statements of Earnings.
As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of December 31, 2014 and 2013, the fair value of our major foreign currency exchange contracts were ($35.2) million and ($17.4) million, respectively. We recorded an unrealized loss of $16.7 million in cost of goods sold and recorded an unrealized loss of $2.8 million in foreign currency transaction gain (losses) in the Consolidated Statements of Earnings for 2014.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2014			As of December 31, 2013
	Expected Maturity Date Years ending December 31,			Expected Maturity Date Year ending December 31,
(in millions)	2015	2016	Fair Value	2014	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar			$(36.6)		$(13.3)
Notional (million US$) - long Canadian dollars	$732.9	$66.5		$687.9
Weighted Average Rate - Canadian dollar to U.S. dollar	1.1120	1.1286		1.0467
Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$(0.9)		$(3.0)
Notional (million US$) - short Brazilian real	$136.1	$—		$87.2
Weighted Average Rate - Brazilian real to U.S. dollar	2.6483	—		2.3849
Notional (million US$) - long Brazilian real	$96.5	$—		$45.7
Weighted Average Rate - Brazilian real to U.S. dollar	2.6661	—		2.2559
Indian Rupee			$2.3		$(1.1)
Notional (million US$) - short Indian rupee	$100.3	$—		$104.5
Weighted Average Rate - Indian rupee to U.S. dollar	62.7853	—		63.9091
Total Fair Value			$(35.2)		$(17.4)
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
As of December 31, 2014 and 2013, the fair value of our major natural gas commodities contracts were ($12.6) million and ($0.6) million, respectively. We recorded an unrealized loss of $12.0 million in cost of goods sold on the Consolidated Statements of Earnings in calendar year 2014.
Our primary commodities exposure relates to price changes in natural gas.
The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2014			As of December 31, 2013
	Expected Maturity Date Years ending December 31,		Fair Value	Expected Maturity Date Years ending December 31,		Fair Value
(in millions)	2015	2016		2014	2015
Natural Gas Swaps			$(12.6)			$(0.6)
Notional (million MMBtu) - long	14.1	10.3		7.2	1.0
Weighted Average Rate (US$/MMBtu)	$3.35	$3.33		$3.71	$3.82
Total Fair Value			$(12.6)			$(0.6)
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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2015, excluding capital expenditures arising out of the possible settlement referred to under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $180 million, primarily related to: (i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $130 million in 2015. In 2016, we estimate environmental capital expenditures will be approximately $190 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $140 million. In the year ended December 31, 2014 and the seven months ended December 31, 2013, we spent approximately $300 and $130 million, respectively, for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2015 or in the future.
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
The Hardee County Extension of the South Fort Meade Mine. Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. In June 2010, the Corps issued the federal wetlands permit. Subsequently, certain non-governmental organizations filed a lawsuit against the Corps contesting its issuance of this federal wetlands permit, alleging that the actions by the Corps in issuing the permit violated certain federal laws relating to the protection of the environment. Preliminary injunctions entered into for this lawsuit subsequently resulted in shutdowns or reduced production at our South Fort Meade mine. Following the settlement of the lawsuit in February 2012 and court approval, we were able to resume normal production at our South Fort Meade mine.
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
Waters of the United States. In April 2014, the EPA and the Corps jointly issued a proposed rule that would redefine the scope of waters regulated under the federal Clean Water Act. We believe the new definition would expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and restricting our ability to mine certain of our phosphate rock reserves.
Water Quality Regulations for Nutrient Discharges. There are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:
Water Quality Regulations for Nutrient Discharges in Florida. The Florida Department of Environmental Protection ("FDEP") has adopted state nutrient criteria rules (the "Florida NNC Rule") to supplant the requirements of numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams that were adopted by the EPA in December 2010 (the "NNC Rule"). While the EPA has withdrawn the federal NNC Rule and the FDEP criteria now are effective, the possibility remains that still-pending litigation relating to the NNC Rule future litigation could challenge the EPA's withdrawal or the effectiveness of the Florida NNC Rule. Subject to further litigation developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures or substantially increase our annual operating expenses.
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
In March 2012, several non-governmental organizations brought a lawsuit in federal court against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. The EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. On September 20, 2013 the court held that, while the EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, the EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. The EPA appealed the district court decision, and oral argument before the 5th Circuit Court of Appeals was heard on December 5, 2014. The court's decision on that appeal is pending. If necessary, we intend to defend vigorously the EPA’s decision. In the event that the EPA were to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico, we cannot predict what its requirements would be or the effects it would have on us or our customers.
Other Nutrient Issues. We continue to monitor proposed regulations and policies prompted by the 2014 algal bloom in Lake Erie. We cannot predict the effects such initiatives might have to our operations or those of our customers.
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
Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically cash deposits, surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations above for additional information about these requirements. Among other matters, the EPA is engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act. We are negotiating with the government the terms of a possible settlement of certain matters related to this review. The final terms of this possible settlement are not yet agreed or approved; however, if a settlement can be achieved, in all likelihood our multi-faceted commitments would include as one of its key elements our deposit into one or more trust funds of cash in an amount currently estimated at approximately $625 million to pre-fund a material portion of our existing asset retirement obligations for closure and post-closure care of our Gypstacks. The funds would be classified as restricted cash on our balance sheet. See the discussion under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for additional information about this matter.
We have accepted a proposal by the Province of Saskatchewan under which we would establish a trust valued at $25 million in satisfaction of financial assurance requirements for closure of our Saskatchewan potash facilities. The trust is to be fully funded by us by 2021 in equal annual installments which began in July 2014.
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
Remedial Activities
The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, and state analogues, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a third-party location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $32.5 million as of December 31, 2014, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
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
Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the Wa’ad Al Shamal Joint Venture, the CF Phosphate Assets Acquisition, CF Ammonia Supply Agreements, the ADM Acquisition, or the Cargill Transaction, and their nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “potential,” “predict,” “project” or “should.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

•
the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of proving runs by members of Canpotex to prove the production capacity of potash expansion projects;

•
the expected cost of the Wa’ad Al Shamal Joint Venture and our expected investment in it, the amount, terms, availability and sufficiency of funding for the Wa’ad Al Shamal Joint Venture from us, Ma’aden, SABIC and existing or future external sources, the ability of the Wa’ad Al Shamal Joint Venture to obtain additional planned funding in acceptable amounts and upon acceptable terms, the future success of current plans for the joint venture and any future changes in those plans;

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

•
the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business, our investment in the Wa’ad Al Shamal Joint Venture, the CF Phosphate Assets Acquisition and ADM Acquisition and to successfully integrate and grow acquired businesses;

•
actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, Canadian resource taxes and royalties, the liabilities we assumed in the CF Phosphate Assets Acquisition and ADM Acquisition or the costs of the Wa’ad Al Shamal Joint Venture, its existing or future funding and our commitments in support of such funding;

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

•
difficulties in fully realizing the benefits of the CF Phosphate Assets Acquisition or the CF Ammonia Supply Agreements, including the risks that: the anticipated cost or capital expenditure savings from the transactions may not be fully realized or may take longer to realize than expected; regulatory agencies might not take, or might delay, actions with respect to permitting or regulatory enforcement matters that are necessary for us to fully realize the benefits of the transactions; or the price of natural gas will rise or the market price for ammonia will fall to a level at which the natural gas based pricing under one of the long term CF Ammonia Supply Agreements becomes disadvantageous to us; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.
Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the calendar year ended December 31, 2014 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Mosaic Company:
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and equity for the year ended December 31, 2014, the seven-month period ended December 31, 2013, and the years ended May 31, 2013 and 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II—Valuation and Qualifying Accounts. We also have audited The Mosaic Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Mosaic Company’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mosaic Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014, the seven months ended December 31, 2013, and the years ended May 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein. Also in our opinion, The Mosaic Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Mosaic Company acquired the Florida phosphate business of CF Industries, Inc. on March 17, 2014 and the fertilizer distribution business of Archer Daniels Midland on December 17, 2014 (collectively, the Acquired Businesses). Management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Acquired Businesses’ internal control over financial reporting associated with approximately nine percent of The Mosaic Company’s total assets as of December 31, 2014 and approximately six percent of The Mosaic Company's total revenues for the year ended December 31, 2014.

/s/ KPMG LLP
Minneapolis, Minnesota
February 17, 2015

Consolidated Statements of Earnings
In millions, except per share amounts

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Net sales	$9,055.8	$4,765.9	$9,974.1	$11,107.8
Cost of goods sold	7,129.2	3,937.6	7,213.9	8,022.8
Gross margin	1,926.6	828.3	2,760.2	3,085.0
Selling, general and administrative expenses	382.4	211.8	427.3	410.1
(Gain) loss on assets sold and to be sold	(16.4)	122.8	—	—
Carlsbad restructuring expense	125.4	—	—	—
Other operating expenses	123.4	76.8	123.3	63.8
Operating earnings	1,311.8	416.9	2,209.6	2,611.1
(Loss) gain in value of share repurchase agreement	(60.2)	73.2	—	—
Interest (expense) income, net	(107.6)	(13.3)	18.8	18.7
Foreign currency transaction gain (loss)	79.1	16.5	(15.9)	16.9
Other (expense) income	(5.8)	(9.1)	2.0	(17.8)
Earnings from consolidated companies before income taxes	1,217.3	484.2	2,214.5	2,628.9
Provision for income taxes	184.7	152.6	341.0	711.4
Earnings from consolidated companies	1,032.6	331.6	1,873.5	1,917.5
Equity in net earnings (loss) of nonconsolidated companies	(2.2)	10.9	18.3	13.3
Net earnings including noncontrolling interests	1,030.4	342.5	1,891.8	1,930.8
Less: Net earnings attributable to noncontrolling interests	1.8	2.5	3.1	0.6
Net earnings attributable to Mosaic	$1,028.6	$340.0	$1,888.7	$1,930.2
Basic net earnings per share attributable to Mosaic	$2.69	$0.80	$4.44	$4.44
Basic weighted average number of shares outstanding	374.1	420.8	425.7	435.2
Diluted net earnings per share attributable to Mosaic	$2.68	$0.80	$4.42	$4.42
Diluted weighted average number of shares outstanding	375.6	422.0	426.9	436.5

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
In millions

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Net earnings including noncontrolling interest	$1,030.4	$342.5	$1,891.8	$1,930.8
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax of $87.0, $34.1, ($16.0), and $28.0, respectively	(560.8)	(226.8)	(46.6)	(307.4)
Net actuarial gain (loss) and prior service cost, net of tax of $20.5, $20.9, $5.7, and $14.6, respectively	(38.2)	34.5	(5.7)	(28.7)
Realized gain (loss) on interest rate swap, net of tax of $6.3	9.0	(21.1)	—	—
Other comprehensive income (loss)	(590.0)	(213.4)	(52.3)	(336.1)
Comprehensive income	440.4	129.1	1,839.5	1,594.7
Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	1.2	2.4	(3.3)
Comprehensive income attributable to Mosaic	$440.6	$127.9	$1,837.1	$1,598.0

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,374.6	$5,293.1
Receivables, net	754.4	543.1
Inventories	1,718.3	1,432.9
Deferred income taxes	148.7	129.9
Other current assets	368.2	706.8
Total current assets	5,364.2	8,105.8
Property, plant and equipment, net	9,313.9	8,576.6
Investments in nonconsolidated companies	849.8	576.4
Goodwill	1,806.5	1,794.4
Deferred income taxes	394.4	152.2
Other assets	554.2	348.6
Total assets	$18,283.0	$19,554.0
Liabilities and Equity
Current liabilities:
Short-term debt	$13.5	$22.6
Current maturities of long-term debt	41.0	0.4
Accounts payable	797.3	570.2
Accrued liabilities	726.1	666.3
Contractual share repurchase liability	—	1,985.9
Deferred income taxes	3.7	20.5
Accrued income taxes	18.8	—
Total current liabilities	1,600.4	3,265.9
Long-term debt, less current maturities	3,778.0	3,008.9
Deferred income taxes	984.0	1,031.5
Other noncurrent liabilities	1,200.0	927.1
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013	—	—
Class A common stock, $0.01 par value, 194,203,987 shares authorized as of December 31, 2014, 17,176,046 shares issued and outstanding as of December 31, 2014, 254,300,000 shares authorized, 128,759,772 shares issued and 85,839,827 shares outstanding as of December 31, 2013	0.2	1.3
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 369,987,783 shares issued and 350,364,236 shares outstanding as of December 31, 2014, 352,204,571 shares issued and 340,166,109 shares outstanding as of December 31, 2013	3.5	3.0
Capital in excess of par value	4.2	1.6
Retained earnings	11,168.9	11,182.1
Accumulated other comprehensive income (loss)	(473.7)	114.3
Total Mosaic stockholders’ equity	10,703.1	11,302.3
Non-controlling interests	17.5	18.3
Total equity	10,720.6	11,320.6
Total liabilities and equity	$18,283.0	$19,554.0

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$1,030.4	$342.5	$1,891.8	$1,930.8
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	750.9	386.2	604.8	508.1
Deferred income taxes	(153.8)	69.1	200.0	245.8
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	4.7	3.9	32.2	(3.7)
Accretion expense for asset retirement obligations	42.1	21.6	33.3	32.4
Share-based compensation expense	54.3	23.3	28.2	23.4
Amortization of acquired inventory	49.0	—	—	—
Change in value of share repurchase agreement	60.2	(73.2)	—	—
(Gain) loss on assets sold and to be sold	(16.4)	122.8	—	—
Unrealized loss (gain) on derivatives	34.8	(15.4)	(1.4)	45.9
Carlsbad restructuring expense	125.4	—	—	—
Other	10.9	43.7	30.5	31.5
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(226.5)	404.1	(296.7)	118.5
Inventories, net	(129.7)	30.8	(315.5)	6.5
Other current assets and noncurrent assets	457.7	(101.0)	(2.7)	(238.8)
Accounts payable	277.2	(100.6)	(100.5)	(58.4)
Accrued liabilities	30.4	(223.5)	(55.7)	(2.2)
Other noncurrent liabilities	(107.9)	(44.9)	(160.8)	66.0
Net cash provided by operating activities	2,293.7	889.4	1,887.5	2,705.8
Cash Flows from Investing Activities
Capital expenditures	(929.1)	(800.0)	(1,588.3)	(1,639.3)
Proceeds from sale of businesses	81.4	—	—	—
Acquisition of businesses	(1,725.4)	—	—	—
Investments in nonconsolidated companies	(154.6)	(158.9)	(15.0)	—
Other	(11.4)	1.7	13.5	11.9
Net cash (used in) investing activities	(2,739.1)	(957.2)	(1,589.8)	(1,627.4)
Cash Flows from Financing Activities
Payments of short-term debt	(220.4)	(154.3)	(263.1)	(148.8)
Proceeds from issuance of short-term debt	200.2	119.1	289.1	167.9
Payments of long-term debt	(2.1)	(1.4)	(1.5)	(542.8)
Proceeds from issuance of long-term debt	812.0	2,000.3	1.9	748.0
Payment of tender premium on debt	—	—	—	(17.2)
Payment of financing costs	—	(21.7)	—	—
Realized loss on interest rate swap	—	(21.1)	—	—
Contributions by Cargill	—	—	—	18.5
Repurchase of stock	(2,755.3)	—	—	(1,162.5)
Cash dividends paid	(382.5)	(213.5)	(426.6)	(119.5)
Other	8.1	(2.1)	2.4	(4.7)
Net cash provided by (used in) financing activities	(2,340.0)	1,705.3	(397.8)	(1,061.1)
Effect of exchange rate changes on cash	(133.1)	(41.5)	(13.8)	(112.7)
Net change in cash and cash equivalents	(2,918.5)	1,596.0	(113.9)	(95.4)
Cash and cash equivalents—beginning of period	5,293.1	3,697.1	3,811.0	3,906.4
Cash and cash equivalents—end of period	$2,374.6	$5,293.1	$3,697.1	$3,811.0
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2011	446.6	$4.5	$2,596.3	$8,330.6	$710.2	$20.3	$11,661.9
Total comprehensive income (loss)	—	—	—	1,930.2	(332.2)	(3.3)	1,594.7
Stock option exercises / Restricted stocks units vested	0.2	—	3.0	—	—	—	3.0
Amortization of share based compensation	—	—	23.4	—	—	—	23.4
Repurchase of Class A common stock	(21.3)	(0.2)	(1,162.3)	—	—	—	(1,162.5)
Dividends ($0.275 per share)	—	—	—	(119.5)	—	—	(119.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Tax shortfall related to share based compensation	—	—	(0.9)	—	—	—	(0.9)
Balance as of May 31, 2012	425.5	4.3	1,459.5	10,141.3	378.0	16.3	11,999.4
Total comprehensive income (loss)	—	—	—	1,888.7	(51.6)	2.4	1,839.5
Stock option exercises	0.3	—	6.0	—	—	—	6.0
Amortization of stock based compensation	—	—	28.2	—	—	—	28.2
Dividends ($1.00 per share)	—	—	—	(426.6)	—	—	(426.6)
Dividends for noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Tax shortfall related to share based compensation	—	—	(2.4)	—	—	—	(2.4)
Balance as of May 31, 2013	425.8	4.3	1,491.3	11,603.4	326.4	17.5	13,442.9
Total comprehensive income (loss)	—	—	—	340.0	(212.1)	1.2	129.1
Stock option exercises	0.1	—	1.1	—	—	—	1.1
Amortization of stock based compensation	—	—	23.3	—	—	—	23.3
Forward contract to repurchase Class A common stock	—	—	(1,511.3)	(547.8)	—	—	(2,059.1)
Dividends ($0.50 per share)	—	—	—	(213.5)	—	—	(213.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Tax shortfall related to share based compensation	—	—	(2.8)	—	—	—	(2.8)
Balance at December 31, 2013	425.9	4.3	1.6	11,182.1	114.3	18.3	11,320.6
Total comprehensive income (loss)	—	—	—	1,028.6	(588.0)	(0.2)	440.4
Stock option exercises	0.7	—	6.7	—	—	—	6.7
Amortization of stock based compensation	—	—	54.3	—	—	—	54.3
Forward contract and other repurchases of stock	(59.1)	(0.6)	(60.4)	(659.3)	—	—	(720.3)
Dividends ($1.00 per share)	—	—	—	(382.5)	—	—	(382.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax benefit related to share based compensation	—	—	2.0	—	—	—	2.0
Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
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
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Our Phosphates segment's results also include our international distribution activities. In fiscal 2011, the Phosphates segment acquired a 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru. On August 5, 2013, we entered into a Shareholders’ Agreement with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) under which the parties have formed Wa'ad Al Shamal Phosphate Company (the “Wa’ad Al Shamal Joint Venture”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia . We own 25% of the joint venture and will market approximately 25% of the production of the joint venture. On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain related liabilities ("CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"). On December 17, 2014, we completed the acquisition of Archer Daniels Midland Company's ("ADM's") fertilizer distribution business in Brazil and Paraguay. These transactions are further described in Note 23 of our Notes to Consolidated Financial Statements.
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
As previously reported, we changed our fiscal year end to December 31 from May 31 in 2013.
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

•
All other shares of our stock (approximately 128.8 million Class A Shares in the aggregate) received by the Exchanging Cargill Stockholders and not sold in the Formation Offering have generally been subject to transfer restrictions and were to be released in three equal annual installments beginning on November 26, 2013, unless sold prior to the release date.

Pursuant to a ruling from the U.S. Internal Revenue Service, the Merger, Split-off and Debt Exchange were tax-free to Cargill, Mosaic and their respective stockholders.
Subsequently, we have completed several additional transactions in furtherance of the Cargill Transaction:

•
On September 29, 2011, we converted 20.7 million Class A Shares, Series A-4, to Common Stock in connection with their sale in an underwritten public secondary offering by the MAC Trusts. In accordance with our Restated Certificate of Incorporation, each such converted Class A Share was subsequently retired and cancelled and may not be reissued, and the number of authorized Class A Shares was reduced by a corresponding amount.

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

•
On November 26, 2013, pursuant to the terms of our Restated Certificate of Incorporation, all 42.9 million outstanding Class A Shares, Series A-1(including 21,647,007 shares held by the MAC Trusts), were converted into regular Mosaic Common Stock, par value $.01 per share. On November 26, 2014, the remaining 17,176,068 Class A Shares, Series A-

2, held by Exchanging Cargill Stockholders, were converted into Common Stock. In accordance with our Restated Certificate of Incorporation, each such converted Class A Share was subsequently retired and cancelled and may not be reissued, and the number of authorized Class A Shares was reduced by a corresponding amount. Conversion of the remaining 17,176,046 Class A Shares, Series A-3, held by Exchanging Cargill Stockholders, is scheduled to occur on November 26, 2015.

•
In addition, on November 26, 2013, the last of the restrictions imposed by the agreements relating to the Cargill Transaction on our ability to engage in share buybacks expired. On December 6, 2013, Mosaic entered into a share repurchase agreement (the “MAC Trusts Share Repurchase Agreement”) with the MAC Trusts to purchase all of the remaining Class A Shares held by the MAC Trusts. During 2014, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3 and all 21,647,008 Class A Shares, Series A-2, held by the MAC Trusts, were repurchased for an aggregate of $2.0 billion.

Under the MAC Trusts Share Repurchase Agreement, the purchase price per share was equal to the Common Market Price, as defined in Mosaic’s Restated Certificate of Incorporation, as of the date of the purchase. In general and subject to the terms and provisions of the Restated Certificate of Incorporation, the Common Market Price as of any date is equal to the average of the volume weighted average trading price of Common Stock, for each trading day during the preceding 20-day trading period.
In addition to the Class A Shares purchased by Mosaic under the MAC Trusts Share Repurchase Agreement, the MAC Trusts received an aggregate of 21,647,007 shares of Common Stock that were converted from outstanding Class A Shares, Series A-1, on November 26, 2013. Based solely on a Schedule 13G/A dated December 31, 2014 and filed with the Securities and Exchange Commission on January 13, 2015 by Christine M. Morse and Paul G. Busch, the MAC Trusts beneficially own less than five percent of our outstanding shares of Common Stock.

In February of 2014, our Board of Directors authorized a $1 billion share repurchase program (the “Repurchase Program”), allowing the Company to repurchase Class A Shares or shares of our Common Stock, through direct buybacks or in open market transactions. This authorization is in addition to the MAC Trusts Share Repurchase Agreement described above. During 2014, under the Repurchase Program, 8,193,698 Class A Shares were repurchased under agreements we entered with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements”, and together with the MAC Trusts Share Repurchase Agreement, the "Share Repurchase Agreements") and 7,585,085 shares of Common Stock were repurchased in the open market for an aggregate of $727.3 million.
The Share Repurchase Agreements were accounted for as forward contracts with an initial liability established at fair value based on the average of the weighted average trading price for each of the preceding 20 trading days as noted above and a corresponding reduction of equity. The contracts were subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. In calculating basic and diluted earnings per share (“EPS”), we were required to exclude the Class A shares that remained to be repurchased. Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that remained to be repurchased that had not yet been recognized in the consolidated statement of earnings were deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 7 of our Notes to Consolidated Financial Statements.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement Presentation and Basis of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except for per share data and as otherwise designated. As previously reported, in 2013 we changed our fiscal year end to December 31 from May 31. We are presenting our results of operations for the twelve months ended December 31, 2014, the seven-month transition period of June 1, 2013 through December 31, 2013 (the “Stub Period”) and the fiscal years ended May 31, 2013 and 2012.

The accompanying Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries, as well as the accounts of certain variable interest entities, including PhosChem, for which we were the primary beneficiary. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products.  We subsequently dissolved PhosChem and continue to sell our own product internationally.  PhosChem had net sales of $492.0 million for the seven months ended December 31, 2013 and $1.3 billion and $2.4 billion for the years ended May 31, 2013 and 2012, respectively, which are included in our consolidated net sales and had minimal impact on our gross margin. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.
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
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $195.0 million for calendar 2014, $120.7 million for the seven months ended December 31, 2013, and $307.9 million and $327.1 million for fiscal 2013 and 2012, respectively.
We have approximately $74 million of assets recorded as of December 31, 2014 related to PIS and Cofins, which is a Brazilian federal value-added tax, and income tax credits mostly earned in 2009 through 2014 that we believe will be realized through paying income taxes, paying other federal taxes, or receiving cash refunds. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which are probable of collection. Information regarding PIS and Cofins taxes under audit, are included in Note 20 of our Notes to Consolidated Financial Statements
Foreign Currency Translation
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
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2014 and 2013, $118.0 million and $73.8 million, respectively, of accounts receivable were due from Canpotex. During calendar 2014, sales to Canpotex were $923.6 million, $439.7 million during the seven months ended December 31, 2013, and in fiscal 2013 and 2012, sales to Canpotex were $1.2 billion and $1.3 billion, respectively.
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
We estimate initial useful lives based on experience and current technology. These estimates may be extended through sustaining capital programs. Factors affecting the fair value of our assets or periods of expected use may also affect the estimated useful lives of our assets and these factors can change. Therefore, we periodically review the estimated remaining lives of our facilities and other significant assets and adjust our depreciation rates prospectively where appropriate.
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
Leases
Leases in which the risk of ownership is retained by the lessor are classified as operating leases. Leases which substantially transfer all of the benefits and risks inherent in ownership to the lessee are classified as capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments are expensed on a straight-

line basis. Leasehold improvements are depreciated over the depreciable lives of the corresponding fixed assets or the related lease term, whichever is shorter.
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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:

Note	Topic	Page
7	Earnings per Share	F-51
9	Investments in Non-Consolidated Companies	F-53
10	Goodwill	F-54
12	Income Taxes	F-57
13	Accounting for Asset Retirement Obligations	F-60
14	Accounting for Derivative and Hedging Activities	F-61
15	Fair Value Measurements	F-62
18	Share Based Payments	F-67
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position.
5. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2014	2013
Receivables
Trade	$624.9	$460.1
Non-trade	132.1	84.9
	757.0	545.0
Less allowance for doubtful accounts	2.6	1.9
	$754.4	$543.1
Inventories
Raw materials	$114.6	$34.0
Work in process	505.1	433.6
Finished goods	1,025.5	891.6
Operating materials and supplies	73.1	73.7
	$1,718.3	$1,432.9
Other current assets
Final price deferred(a)	$49.9	$154.3
Income and other taxes receivable	201.9	272.6
Prepaid expenses	63.8	115.8
Assets held for sale(b)	6.0	111.9
Other	46.6	52.2
	$368.2	$706.8

	December 31,
(in millions)	2014	2013
Accrued liabilities
Non-income taxes	$29.9	$23.6
Payroll and employee benefits	172.8	111.8
Asset retirement obligations	87.9	86.3
Customer prepayments	101.6	131.9
Other	333.9	312.7
	$726.1	$666.3
Other noncurrent liabilities
Asset retirement obligations	$771.6	$637.6
Accrued pension and postretirement benefits	77.6	69.0
Unrecognized tax benefits	89.2	96.3
Other	261.6	124.2
	$1,200.0	$927.1
______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.

(b)	See further description of assets held for sale in Footnote 22.
Interest expense, net was comprised of the following in the calendar year 2014, seven months ended December 31, 2013, and fiscal 2013 and 2012:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Interest income	$21.3	$9.5	$18.8	$20.1
Less interest expense	128.9	22.8	—	1.4
Interest income (expense), net	$(107.6)	$(13.3)	$18.8	$18.7
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2014	2013
Land	$233.7	$188.6
Mineral properties and rights	3,515.5	2,932.6
Buildings and leasehold improvements	2,242.0	1,969.5
Machinery and equipment	6,660.6	5,994.1
Construction in-progress	1,295.5	1,516.8
	13,947.3	12,601.6
Less: accumulated depreciation and depletion	4,633.4	4,025.0
	$9,313.9	$8,576.6
Depreciation and depletion expense was $750.9 million for calendar 2014, $386.2 million for the seven months ended December 31, 2013 and $604.8 million and $508.1 million for fiscal 2013 and 2012, respectively. Capitalized interest on major construction projects was $34.0 million for calendar 2014, $25.0 million for the seven months ended December 31, 2013 and $52.0 million and $55.7 million in fiscal 2013 and 2012, respectively.
7. EARNINGS PER SHARE
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Net earnings attributed to Mosaic	$1,028.6	$340.0	$1,888.7	$1,930.2
Undistributed earnings attributable to participating securities	(22.3)	(4.0)	—	—
Numerator for basic and diluted earnings available to common stockholders	$1,006.3	$336.0	$1,888.7	$1,930.2
Basic weighted average number of shares outstanding	382.4	425.9	425.7	435.2
Shares subject to forward contract	(8.3)	(5.1)	—	—
Basic weighted average number of shares outstanding attributable to common stockholders	374.1	420.8	425.7	435.2
Dilutive impact of share-based awards	1.5	1.2	1.2	1.3
Diluted weighted average number of shares outstanding	375.6	422.0	426.9	436.5
Basic net earnings per share	$2.69	$0.80	$4.44	$4.44
Diluted net earnings per share	$2.68	$0.80	$4.42	$4.42
A total of 1.3 million shares for calendar 2014, 1.1 million shares for the seven months ended December 31, 2013, 0.6 million shares for fiscal 2013 and 0.5 million shares for fiscal 2012 of common stock subject to issuance upon exercise of stock options have been excluded from the calculation of diluted EPS because the effect would be anti-dilutive.
8. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Cash paid during the period for:
Interest	$155.9	$28.7	$52.0	$76.7
Less amount capitalized	34.0	25.0	52.0	55.7
Cash interest, net	$121.9	$3.7	$—	$21.0
Income taxes	$113.2	$155.7	$299.9	$516.4
Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $29.3 million for calendar 2014, $87.7 million for the seven months ended December 31, 2013 and $54.6 million and $56.7 million, for fiscal 2013 and 2012, respectively.
In September 2014, we accrued $120 million representing the remaining liability for our portion of mineral rights value transferred to the Wa’ad Al Shamal Joint Venture from Ma’aden.  The offset to this non-current liability was recorded as an investment in nonconsolidated companies.  This amount is expected to be paid in 2016.

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
A summary of our equity-method investments, which were in operation as of December 31, 2014, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Yunnan Three Circles Sinochem Cargill Fertilizers Co. Ltd.	35.0%
Miski Mayo Mine	35.0%
Wa’ad Al Shamal Joint Venture	25.0%
Canpotex	38.8%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Net sales	$3,814.1	$1,846.5	$4,475.2	$4,938.4
Net earnings	20.0	12.1	67.5	97.9
Mosaic’s share of equity in net earnings (loss)	(2.2)	10.9	18.3	13.3
Total assets	4,344.9	1,658.5	1,841.4	1,776.0
Total liabilities	3,107.0	985.3	1,149.8	1,005.0
Mosaic’s share of equity in net assets	394.0	250.9	256.4	282.8
The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is due to an excess amount paid over the book value of the Miski Mayo Mine. The excess relates to phosphate rock reserves adjusted to fair value in relation to the Miski Mayo Mine. The excess amount is amortized over the estimated life of the phosphate rock reserves and is net of related deferred income taxes. The investment in non-consolidated companies on the Consolidated Balance Sheets also includes $120 million accrued for a future capital commitment to the Wa'ad Al Shamal Joint Venture for a portion of mineral rights that were transferred from Ma'aden.
The Wa’ad Al Shamal Joint Venture is developing a mine and two chemical complexes that are presently expected to produce phosphate fertilizers, animal feed, food grade purified phosphoric acid and other downstream phosphates products in the Kingdom of Saudi Arabia. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the "Project") will approximate $7.5 billion, which we expect to be funded primarily through investments by us, Ma'aden and SABIC, and through borrowing arrangements and other external project financing facilities ("Funding Facilities"). The facilities are expected to have a production capacity of approximately 3.5 million tonnes of finished product per year. Operations are expected to commence in late 2016. We will market approximately 25% of the production of the joint venture.
On June 30, 2014, the Wa’ad Al Shamal Joint Venture entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion.
Also on June 30, 2014, in support of the Funding Facilities, we, together with Ma’aden and SABIC, agreed to provide our respective proportionate shares of the funding necessary for the Wa’ad Al Shamal Joint Venture by:

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

(c)
Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans, to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”). Our proportionate share of amounts covered by the DSU Commitment is not anticipated to exceed approximately $200 million. The fair value of the DSU Commitment at December 31, 2014 is not material.

(d)
To the extent that, by December 31, 2016, the Wa’ad Al Shamal Joint Venture has not received payment of certain governmental funding that has been allocated for the development of infrastructure assets to be utilized for the Project in the amount of at least $260 million, providing subordinated bridge loans to the Wa’ad Al Shamal Joint Venture (the “IFA Bridge Loan”).

(e)
From the earlier of the project completion date or June 30, 2020, to the extent there is a shortfall in the amounts available to pay Scheduled Debt Service, depositing for the payment of Scheduled Debt Service an amount up to the respective amount of certain shareholder tax amounts, and severance fees under the Wa’ad Al Shamal Joint Venture's mining license, paid within the prior 36 months by Wa’ad Al Shamal Joint Venture on behalf of us, Ma’aden and SABIC, if any.

The Wa’ad Al Shamal Joint Venture has not yet entered into definitive agreements for certain of the planned Funding Facilities (the “Future Funding Facilities”) for the Project, and the definitive terms with respect to these Future Funding Facilities have not been established. To the extent that the Wa’ad Al Shamal Joint Venture does not obtain definitive commitments for certain of these Future Finance Facilities in the amount of approximately $560 million aggregate principal amount by June 30, 2016, we, together with Ma’aden and SABIC, have agreed to either arrange for other Future Funding Facilities or provide funding in the form of financial indebtedness to the Wa’ad Al Shamal Joint Venture in the amount of our respective proportionate shares of the shortfall.
We anticipate that, in connection with the Future Finance Facilities, we and the Wa’ad Al Shamal Joint Venture will undertake obligations in addition to the current Equity Commitments, the Additional Cost Overrun Commitment, the DSU Commitment and the IFA Bridge Loan.
We currently estimate that our cash investment in the Project, including the amount we have invested to date, will approximate $850 million. Our estimate of the $850 million consists of our share of the Equity Commitments and our payments for mineral rights. As of December 31, 2014, our investment was $448.5 million, which includes $120 million accrued for a future capital commitment. All other commitments, other than the Equity Commitment, are not included in our $850 million estimate as it is remote that we would have to provide under these commitments.
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
The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2014 and 2013, are as follows:

(in millions)	Phosphates	Potash	Total
Balance as of May 31, 2013	546.6	1,298.0	1,844.6
Foreign currency translation	—	(39.4)	(39.4)
Reallocation of goodwill to assets held for sale	(10.8)	—	(10.8)
Balance at December 31, 2013	535.8	1,258.6	1,794.4
Foreign currency translation	1.6	(95.7)	(94.1)
Goodwill acquired in ADM acquisition	105.9	—	105.9
Reallocation of goodwill to assets held for sale	5.1	(4.8)	0.3
Balance as of December 31, 2014	648.4	1,158.1	1,806.5

As of December 31, 2014, $365.3 million of goodwill was tax deductible.
11. FINANCING ARRANGEMENTS
Mosaic Credit Facility
We have an unsecured five-year revolving credit facility of up to $1.5 billion (the “Mosaic Credit Facility”) which is intended to serve as our primary senior unsecured bank credit facility to meet the combined liquidity needs of all of our business segments. The maturity date of the Mosaic Credit Facility is December 5, 2018.
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
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of December 31, 2014 and 2013, and various other short-term borrowings related to our international distribution activities. These short-term borrowings outstanding were $13.5 million as of December 31, 2014, are denominated in various currencies and bear interest at rates between 6.0% and 10.8% and mature at various dates in 2015.
We had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $23.1 million and $19.0 million as of December 31, 2014 and 2013, respectively. The net available borrowings for revolving loans under the Mosaic Credit Facility as of December 31, 2014 and 2013 were approximately $1,476.9 million and $1,481.0 million, respectively. Unused commitment fees under the Mosaic Credit Facility accrued at an average annual rate of 0.125% for calendar 2014, and 0.19% for the 7 months ended December 31, 2013, 0.20% for fiscal 2013 and 0.21% for fiscal 2012, generating expenses of $1.9 million, $0.9 million, $1.5 million and $1.6 million, respectively.
We had additional outstanding letters of credit of $7.1 million as of December 31, 2014.
Long-Term Debt, including Current Maturities
On March 20, 2014, Mosaic entered into the Term Loan Facility with certain financial institutions. The Term Loan Facility consists of $370 million Term A-1 Loans (the “Term A-1 Loans”) and $430 million Term A-2 Loans (“Term A-2 Loans,” and collectively with the Term A-1 Loans, “Loans”).
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
Net proceeds from borrowings under the Term Loan Facility replaced a portion of the cash that Mosaic used to fund the CF Phosphate Assets Acquisition and certain related liabilities on March 17, 2014. Under the Term Loan Facility, proceeds of borrowings may also be used for working capital, capital expenditures, dividends, share repurchases, other acquisitions and other lawful corporate purposes.
The Term Loan Facility has default provisions and covenants similar to those under the Mosaic Credit Facility.
On November 7, 2013, we completed a $2 billion public offering consisting of $900 million aggregate principal amount of 4.25% Senior Notes due 2023, $500 million aggregate principal amount of 5.45% Senior Notes due 2033, and $600 million aggregate principal amount of 5.625% Senior Notes due 2043 (collectively, the “Senior Notes of 2013”).

We received net proceeds from this offering of approximately $1.98 billion, which we used for general corporate purposes, including, without limitation, working capital, capital expenditures, strategic opportunities and distributions to our stockholders, either in the form of share repurchases or dividends.
The Senior Notes of 2013 are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing the Senior Notes of 2013 contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as other events of default.
We have additional senior notes outstanding, consisting of $450 million aggregate principal amount of 3.750% senior notes due 2021 and $300 million aggregate principal amount of 4.875% Senior Notes due 2041 (collectively, the “Senior Notes of 2011”).
Two debentures, issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”) and the second due in 2028 (the “2028 Debentures”) remain outstanding with balances of $89.0 million and $147.1 million, respectively, as of December 31, 2014. The indentures governing the 2018 Debentures and the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as events of default. The obligations under the 2018 Debentures and the 2028 Debentures are guaranteed by several of the Company’s subsidiaries.
Long-term debt primarily consists of term loans, industrial revenue bonds, secured notes, unsecured notes, and unsecured debentures. Long-term debt as of December 31, 2014 and 2013, respectively, consisted of the following:

(in millions)	December 31, 2014 Stated Interest Rate	December 31, 2014 Effective Interest Rate	Maturity Date	December 31, 2014 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2014 Carrying Value	December 31, 2013 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2013 Carrying Value
Industrial revenue and recovery zone bonds	1.15%	1.15%	2040	$15.9	$—	$—	$15.9	$16.8	$—	$—	$16.8
Unsecured notes	3.75% - 5.63%	4.73%	2021- 2043	2,750.0	—	(10.1)	2,739.9	2,750.0	—	(11.2)	2,738.8
Unsecured debentures	7.30% - 7.38%	7.08%	2018- 2028	236.1	2.8	—	238.9	236.1	3.1	—	239.2
Term Loans	Libor plus 1.125%	1.28%	2017- 2019	800.0	—	—	800.0	—	—	—	—
Other	2.50% - 9.00%	6.59%	2014- 2023	24.3	—	—	24.3	14.5	—	—	14.5
Total long-term debt				3,826.3	2.8	(10.1)	3,819.0	3,017.4	3.1	(11.2)	3,009.3
Less current portion				41.6	0.4	(1.0)	41.0	1.1	0.4	(1.1)	0.4
Total long-term debt, less current maturities				$3,784.7	$2.4	$(9.1)	$3,778.0	$3,016.3	$2.7	$(10.1)	$3,008.9
Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2015	$41.0
2016	43.7
2017	365.9
2018	132.4
2019	315.7
Thereafter	2,920.3
Total	$3,819.0

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
The provision for income taxes for calendar 2014, the seven months ended December 31, 2013, and the fiscal years ended May 31, 2013 and 2012 consisted of the following:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Current:
Federal	$46.0	$(25.0)	$138.8	$314.5
State	11.8	(15.1)	42.5	61.0
Non-U.S.	265.4	141.9	81.5	77.0
Total current	323.2	101.8	262.8	452.5
Deferred:
Federal	(103.6)	32.8	(32.9)	7.4
State	(16.4)	(0.3)	(14.1)	9.0
Non-U.S.	(18.5)	18.3	125.2	242.5
Total deferred	(138.5)	50.8	78.2	258.9
Provision for income taxes	$184.7	$152.6	$341.0	$711.4
The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
United States earnings	$312.9	$208.2	$1,158.1	$1,412.7
Non-U.S. earnings	904.4	276.0	1,056.4	1,216.2
Earnings from consolidated companies before income taxes	$1,217.3	$484.2	$2,214.5	$2,628.9
Computed tax at the U.S. federal statutory rate of 35%	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.1%	1.2%	1.6%	1.6%
Percentage depletion in excess of basis	(9.7)%	(15.7)%	(7.1)%	(6.6)%
Impact of non-U.S. earnings	(3.8)%	3.8%	(10.2)%	(2.9)%
Non-taxable change in value of share repurchase agreement	1.7%	(5.3)%	—%	—%
Change in valuation allowance	(7.6)%	10.0%	(3.6)%	0.4%
Other items (none in excess of 5% of computed tax)	(0.5)%	2.5%	(0.3)%	(0.4)%
Effective tax rate	15.2%	31.5%	15.4%	27.1%

In the year ended December 31, 2014, the impact of non-U.S. earnings included a cost of $81.0 million related to certain non-U.S. subsidiaries where our earnings were not permanently re-invested, a deferred tax benefit of $47.0 million related to a change in the tax status of a Brazilian subsidiary and a benefit of $8.1 million related to the settlement of certain non-U.S. tax matters. The non-U.S. earnings is also impacted by the mix of earnings across the jurisdictions in which we operate.  In addition, the effective rate reflects decreases of $32.8 million related to the release of valuation allowances related to net operating losses and other deferred tax assets at a Brazilian subsidiary, and $53.6 million related to losses on the sale of our distribution business in Argentina, which are both reflected in the change in valuation allowance above.
The seven months ended December 31, 2013 reflect increased expenses of $4.0 million related to the resolution of certain multi-jurisdictional tax matters and $100.8 million due to no longer being permanently re-invested in certain non-U.S. subsidiaries, which are included in the impact of non-U.S. earnings above.
The fiscal 2013 effective tax rate reflects a decrease of $179.3 million due to the resolution of certain tax matters, which is included in the impact of non-U.S. earnings above.
Significant components of our deferred tax liabilities and assets as of December 31 were as follows:

	December 31,
(in millions)	2014	2013
Deferred tax liabilities:
Depreciation and amortization	$897.9	$1,029.8
Depletion	397.9	388.6
Partnership tax basis differences	120.1	106.2
Undistributed earnings of non-U.S. subsidiaries	219.5	319.6
Other liabilities	41.5	150.9
Total deferred tax liabilities	$1,676.9	$1,995.1
Deferred tax assets:
Alternative minimum tax credit carryforwards	$144.5	$113.8
Capital loss carryforwards	—	54.6
Foreign tax credit carryforwards	450.5	580.9
Net operating loss carryforwards	103.1	145.3
Pension plans and other benefits	29.1	17.1
Asset retirement obligations	263.7	260.0
Other assets	269.7	182.7
Subtotal	1,260.6	1,354.4
Valuation allowance	28.3	129.2
Net deferred tax assets	1,232.3	1,225.2
Net deferred tax liabilities	$(444.6)	$(769.9)
We have certain entities that are taxed in both their local currency jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2014 and 2013, these non-U.S. deferred taxes are offset by approximately $457.0 million and $384.9 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above.
As of December 31, 2014, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $144.5 million, net operating losses of $343.1 million and foreign tax credits of $450.5 million. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. Of the $450.5 million of foreign tax credits, approximately $350 million have an expiration date of calendar 2018 or earlier. The majority of the remaining balance expires in calendar 2023. The realization of our foreign tax credit carryforwards is dependent on market conditions, repatriation of the undistributed earnings of certain non-U.S. subsidiaries, and other business outcomes. We will need certain types of taxable income totaling approximately $1.3 billion in the U.S. between calendar 2014 and calendar 2023 to fully utilize our foreign tax credit carryforwards, the majority of which must be earned before calendar 2018.
We have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries aggregating $2.2 billion as of December 31, 2014, and accordingly, no deferred tax liability has been established relative to these earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable.

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
Prior to the year ended December 31, 2014, we had provided a valuation allowance for deferred tax assets primarily related to net operating losses at certain non-U.S. subsidiaries. As of December 31, 2014, we determined that sufficient positive evidence existed to conclude it was more likely than not that we would realize the benefits of the net operating loss and other deferred tax assets at a Brazilian subsidiary for which a valuation allowance had been recorded. We also concluded that it was more likely than not that we would realize the benefits related to losses on the sale of a distribution business in a non-U.S. subsidiary. Accordingly, during the year ended December 31, 2014, the valuation allowance decreased $100.9 million primarily related to these two items.
For the seven months ended December 31, 2013, the valuation allowance increased $35.4 million primarily due to our determination that it was not more likely than not that we would be able to utilize the anticipated capital loss resulting from the write down of our distribution business in Argentina and Chile.
In fiscal 2013, the valuation allowance decreased $86.6 million primarily due to our determination that the valuation allowance against certain non-U.S. deferred tax assets recorded in prior fiscal years could be reduced. In fiscal 2012, the valuation allowance decreased by $29.0 million.
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
As of December 31, 2014, we had $100.6 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $100.0 million of that amount. During calendar 2014, we recorded gross increases in our uncertain tax positions of $21.3 million related to certain non-U.S. tax matters, which partially offset the decrease of $32.6 million on the same matter. The impact to the effective rate was a decrease to the expense of $8.1 million, net of offsetting items not included in gross uncertain tax positions.
We also recorded a gross increase of $11.7 million relating to other matters impacting prior fiscal years, which did not impact our effective rate.
Based upon the information available as of December 31, 2014, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.

	Year Ended December 31,	Seven Months Ended December 31,	Year ended May 31,
(in millions)	2014	2013	2013
Gross unrecognized tax benefits, beginning of period	$99.2	$316.8	$476.9
Gross increases:
Prior period tax positions	33.0	128.5	7.7
Current period tax positions	2.8	0.4	36.6
Gross decreases:
Prior period tax positions	—	(24.0)	(204.3)
Settlements	(32.6)	(323.7)	—
Currency translation	(1.8)	1.2	(0.1)
Gross unrecognized tax benefits, end of period	$100.6	$99.2	$316.8
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2014 and 2013 are $20.0 million and $28.8 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.
We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2008.
We are currently under audit by the U.S. Internal Revenue Service for fiscal 2011 and 2012 and by the Canada Revenue Agency for fiscal 2008 to 2013. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.
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

A reconciliation of our AROs is as follows:

	Year Ended December 31,	Seven Months Ended December 31,
(in millions)	2014	2013
AROs, beginning of period	$723.9	$658.5
Liabilities acquired in CF Phosphate Assets Acquisition	145.6	—
Liabilities incurred	21.7	13.6
Liabilities settled	(91.1)	(37.0)
Accretion expense	42.1	21.6
Revisions in estimated cash flows	17.3	67.2
AROs, end of period	859.5	723.9
Less current portion	87.9	86.3
	$771.6	$637.6
14. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of December 31, 2014 and 2013, the gross asset position of our derivative instruments was $9.0 million and $7.9 million, respectively, and the gross liability position of our liability instruments was $54.8 million and $20.4 million, respectively.
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
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2014	December 31, 2013
Foreign currency derivatives	Foreign Currency	US Dollars	1,132.3	940.2
Natural gas derivatives	Commodity	MMbtu	24.4	8.2
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014 and 2013 was $41.7 million and $12.3 million, respectively. We have not posted cash collateral in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, we would be required to post an additional $40.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
15. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within one year. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction (gain) loss. As of December 31, 2014 and 2013, the gross asset position of our foreign currency derivative instruments was $4.6 million and $0.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $39.8 million and $18.1 million, respectively.
Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold. As of December 31, 2014 and 2013, the gross asset position of our commodity derivative instruments was $4.4 million and $6.0 million, respectively, and the gross liability position of our commodity derivative instruments was $14.9 million and $2.0 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$2,374.6	$2,374.6	$5,293.1	$5,293.1
Accounts receivable	754.4	754.4	543.1	543.1
Accounts payable trade	797.3	797.3	570.2	570.2
Short-term debt	13.5	13.5	22.6	22.6
Long-term debt, including current portion	3,819.0	4,101.2	3,009.3	3,059.6
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

Our more significant guarantees and indemnities are as follows:
Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of December 31, 2014, we have estimated the maximum potential future payment under the guarantees to be $63.6 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of December 31, 2014 and 2013.
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
Defined Benefit and Postretirement Medical Benefit Plans
We sponsor various defined benefit pension plans in the U.S. and in Canada. Benefits are based on different combinations of years of service and compensation levels, depending on the plan. Generally, contributions to the U.S. plans are made to meet minimum funding requirements of ERISA, while contributions to Canadian plans are made in accordance with Pension Benefits Acts instituted by the provinces of Saskatchewan and Ontario. Certain employees in the U.S. and Canada, whose pension benefits exceed Internal Revenue Code and Canada Revenue Agency limitations, respectively, are covered by supplementary non-qualified, unfunded pension plans.
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Retiree Health Plans are unfunded and the projected benefit obligation was $56.2 million and $52.8 million as of December 31, 2014 and 2013, respectively. The related income statement effects of the Retiree Health Plans are not material to the Company.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Year Ended December 31,	Seven Months Ended December 31,
(in millions)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of period	$728.0	$788.6
Service cost	6.3	4.6
Interest cost	32.8	19.0
Actuarial (gain) loss	124.8	(49.3)
Currency fluctuations	(26.8)	(11.8)
Benefits paid	(42.1)	(23.1)
Special termination costs	5.4	—
Projected benefit obligation at end of period	$828.4	$728.0
Change in plan assets:
Fair value at beginning of period	$736.9	$707.6
Currency fluctuations	(26.3)	(9.1)
Actual return	110.7	18.8
Company contribution	32.9	42.7
Benefits paid	(42.1)	(23.1)
Fair value at end of period	$812.1	$736.9
Funded/(unfunded) status of the plans as of the end of period	$(16.3)	$8.9
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$10.1	$30.2
Current liabilities	(0.6)	(0.6)
Noncurrent liabilities	(25.8)	(20.7)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs (credits)	$18.7	$24.9
Actuarial (gain) loss	120.6	73.1
The accumulated benefit obligation for the defined benefit pension plans was $823.7 million and $724.0 million as of December 31, 2014 and 2013, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

	Pension Plans
(in millions)	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
Net Periodic Benefit Cost	2014	2013	2013	2012
Service cost	$6.3	$4.6	$6.5	$5.6
Interest cost	32.8	19.0	32.6	34.5
Expected return on plan assets	(44.0)	(25.1)	(37.3)	(35.8)
Amortization of:
Prior service cost/(credit)	1.9	1.4	1.3	1.3
Actuarial (gain)/loss	4.7	5.4	16.1	13.4
Preliminary net periodic benefit cost	$1.7	$5.3	$19.2	$19.0
Curtailment expense	2.3	—	—	—
Special termination costs	5.4	—	—	—
Total net periodic benefit cost	$9.4	$5.3	$19.2	$19.0
Other Changes in Plan Assets and Benefit
Obligations Recognized in Other
Comprehensive Income
Prior service cost (credit) recognized in other comprehensive income	$(1.9)	$(1.3)	$14.1	$(1.3)
Net actuarial loss (gain) recognized in other comprehensive income	53.3	(48.5)	(5.9)	36.3
Total recognized in other comprehensive income	$51.4	$(49.8)	$8.2	$35.0
Total recognized in net periodic benefit (income) cost and other comprehensive income	$60.8	$(44.5)	$27.4	$54.0
The estimated net actuarial (gain) loss and prior service cost (credit) for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in calendar 2015 is $9.2 million.
The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the calendar years ending December 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2015	42.2	5.8	0.6
2016	43.4	5.8	0.6
2017	44.3	5.5	0.6
2018	45.9	5.1	0.6
2019	47.3	4.5	0.6
2020-2024	247.8	16.9	1.9
In calendar 2015, we need to contribute cash of at least $14.6 million to the pension plans to meet minimum funding requirements. Also in calendar 2015, we anticipate contributing cash of $5.8 million to the postretirement medical benefit plans to fund anticipated benefit payments.
Plan Assets and Investment Strategies
The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio.
For the U.S. plans, we utilize an asset allocation policy that seeks to maintain a fully-funded plan status under the Pension Protection Act of 2006. As such, the primary investment objective beyond accumulating sufficient assets to meet future benefit obligations is to monitor and manage the liabilities of the plan to better insulate the portfolio from changes in interest rates that are impacting the liabilities. This requires an interest rate management strategy to reduce the sensitivity in the plan’s funded status and having a portion of the Plan’s assets invested in return-seeking strategies. Currently, our policy includes a 75% allocation to fixed income and 25% to return-seeking strategies.
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
Fair Value Measurements of Plan Assets
The following tables provide fair value measurement, by asset class of the Company’s defined benefit plan assets for both the U.S. and Canadian plans:

(in millions)	December 31, 2014
Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$8.6	$8.6	$—	$—
Equity securities(a)	302.2	—	285.9	16.3
Fixed income(b)	491.9	—	491.9	—
Private equity funds	9.4	—	—	9.4
Total assets at fair value	$812.1	$8.6	$777.8	$25.7

(in millions)	December 31, 2013
Pension Plan Assets	Total	Level 1	Level 2	Level 3
Asset Category
Cash	$9.8	$9.8	$—	$—
Equity securities(a)	281.1	—	262.8	18.3
Fixed income(b)	433.9	—	433.9	—
Private equity funds	12.1	—	—	12.1
Total assets at fair value	$736.9	$9.8	$696.7	$30.4
______________________________

(a)
This class includes several funds that are invested approximately 46% in U.S. equity securities, 26% in international equity securities, 23% in Canadian equity securities, and 5% in other real estate securities.

(b)
This class includes several funds that are invested approximately 57% in corporate debt securities, 22% in other governmental securities in the U.S. and Canada, 13% in U.S. government debt securities, 5% in foreign entity debt securities and 3% in Canadian government securities.

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
Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans
	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Discount rate	3.95%	4.75%	4.25%	4.44%
Expected return on plan assets	6.15%	6.15%	6.13%	6.29%
Rate of compensation increase	3.50%	3.50%	4.00%	4.00%
Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans
	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Discount rate	4.75%	4.25%	4.44%	5.13%
Expected return on plan assets	6.15%	6.13%	6.29%	6.87%
Rate of compensation increase	3.50%	4.00%	4.00%	4.00%
Defined Contribution Plans
Eligible salaried and nonunion hourly employees in the U.S. participate in a defined contribution investment plan which permits employees to defer a portion of their compensation through payroll deductions and provides matching contributions. We match 100% of the first 3% of the participant’s contributed pay plus 50% of the next 3% of the participant’s contributed pay, subject to Internal Revenue Service limits. Participant contributions, matching contributions, and the related earnings immediately vest. Mosaic also provides an annual non-elective employer contribution feature for eligible salaried and non-union hourly employees based on the employee’s age and eligible pay. Participants are generally vested in the non-elective employer contributions after three years of service. In addition, a discretionary feature of the plan allows the Company to make additional contributions to employees. Certain union employees participate in a defined contribution retirement plan based on collective bargaining agreements.
Canadian salaried and non-union hourly employees participate in an employer funded plan with employer contributions similar to the U.S. plan. The plan provides a profit sharing component which is paid each year. We also sponsor one mandatory union plan in Canada. Benefits in these plans vest after two years of consecutive service.
The expense attributable to defined contribution plans in the U.S. and Canada was $51.5 million for calendar 2014, $30.2 million for the seven months ended December 31, 2013 and $47.3 million and $41.2 million in fiscal 2013 and 2012, respectively.
18. SHARE-BASED PAYMENTS
The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”) which was approved by our shareholders and became effective October 20, 2004 and subsequently amended, provides for the grant of shares and share options to employees for up to 25 million shares of common stock. Following the effectiveness of The Mosaic Company 2014 Stock and Incentive Plan (the "2014 Stock and Incentive Plan") as described below, no additional awards were granted under the Omnibus Plan, but the Omnibus Plan will remain in effect with respect to the awards that had previously been granted thereunder.
The Mosaic Company 2014 Stock and Incentive Plan (the "2014 Stock and Incentive Plan") was approved by our shareholders and became effective on May 15, 2014 and permits the grant of stock and stock options to employees for up to 25 million shares of common stock. The 2014 Stock and Incentive Plan provides for grants of stock options, restricted stock, restricted stock units, performance units and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the 2014 Stock and Incentive Plan.
Mosaic settles stock option exercises, restricted stock units and performance units with newly issued common shares. The Compensation Committee of the Board of Directors administers the 2014 Stock and Incentive Plan and the Omnibus Plan subject to their respective provisions and applicable law.
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

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Weighted average assumptions used in option valuations:
Expected volatility	42.40%	43.87%	47.70%	51.80%
Expected dividend yield	2.01%	1.85%	1.74%	0.28%
Expected term (in years)	7	7	7	5
Risk-free interest rate	2.31%	1.99%	0.92%	1.46%
A summary of the status of our stock options as of December 31, 2014, and activity during the calendar year 2014, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	2.6	$44.82	5.0	$28.0
Granted	0.2	$49.73
Exercised	(0.4)	$18.91
Outstanding as of December 31, 2014	2.4	$48.88	4.8	$16.0
Exercisable as of December 31, 2014	2.0	$48.16	4.0	$16.0
The weighted-average grant date fair value of options granted during calendar 2014 was $18.79, $20.87 during the seven months ended December 31, 2013, and $22.71 and $30.96 during fiscal 2013 and 2012, respectively. The total intrinsic value of options exercised during calendar 2014 was $9.4 million, during the seven months ended December 31, 2013 was $1.3 million and during fiscal 2013 and 2012 was $6.8 million and $5.5 million, respectively.
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

A summary of the status of our restricted stock units as of December 31, 2014, and activity during calendar 2014, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2013	0.8	$57.50
Granted	0.6	48.72
Issued and cancelled	(0.4)	55.51
Restricted stock units as of December 31, 2014	1.0	$53.12
Performance Units
During the year ended December 31, 2014, approximately 100,000 performance units were granted with a weighted average grant date fair value of $61.11. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends. The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any shares to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control, and Committee or Board discretion as provided in the related award agreements.
The fair value of each performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. Performance units are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. Performance units cliff vest after three years of continuous service. Performance units are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimated forfeitures.
A summary of the assumptions used to estimate the fair value of performance units is as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012
Weighted average assumptions used in performance unit valuations:
Expected volatility	30.39%	32.78%	38.05%	54.72%
Expected dividend yield	2.08%	1.85%	1.74%	0.28%
Expected term (in years)	3	3	3	3
Risk-free interest rate	0.77%	0.61%	0.31%	0.69%
A summary of our performance unit activity during calendar 2014 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2013	0.4	$69.64
Granted	0.1	61.11
Outstanding as of December 31, 2014	0.5	$64.31
We recorded share-based compensation expense of $57.2 million for calendar 2014, $25.1 million for the seven months ended December 31, 2013, $32.2 million for fiscal 2013 and $25.2 million for fiscal 2012. The tax benefit related to share-based compensation expense was $19.8 million for calendar 2014, $8.4 million for the seven months ended December 31, 2013, $11.4 million for fiscal 2013 and $8.7 million for fiscal 2012.
As of December 31, 2014, there was $31.6 million of total unrecognized compensation cost related to options, restricted stock units and performance units granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of options vested in calendar 2014, the seven months ended December 31, 2013 and fiscal 2013 and 2012 was $5.5 million, $7.1 million, $9.5 million and $10.2 million, respectively.
Cash received from exercises of all share-based payment arrangements for calendar 2014, the seven months ended December 31, 2013, fiscal 2013 and 2012 was $6.7 million, $1.1 million, $6.0 million and $3.0 million, respectively. In calendar 2014, the seven months ended December 31, 2013, fiscal 2013 and 2012 we received a tax benefit for tax deductions from options of $10.2 million, $4.4 million, $6.4 million, and $3.7 million, respectively.
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
A schedule of future minimum long-term purchase commitments, based on December 31, 2014 market prices, and minimum lease payments under non-cancelable operating leases as of December 31, 2014 follows:

(in millions)	Purchase Commitments	Operating Leases
2015	$2,420.6	$58.0
2016	532.4	50.1
2017	422.1	43.9
2018	364.9	34.5
2019	366.0	29.1
Subsequent years	4,189.4	90.6
	$8,295.4	$306.2
Rental expense for calendar 2014, seven months ended December 31, 2013, fiscal 2013 and 2012 amounted to $108.9 million, $56.5 million, $88.8 million and $80.0 million, respectively. Purchases made under long-term commitments were $2.3 billion for calendar 2014, $1.2 billion for the seven months ended December 31, 2013 and $2.7 billion and $3.1 billion for fiscal 2013 and 2012, respectively.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of December 31, 2014, we had $179.9 million in surety bonds outstanding, of which $170.1 million is for reclamation obligations, primarily related to mining in Florida, and $9.8 million is for other matters.
20. CONTINGENCIES
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party

Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $32.5 million and $31.3 million, as of December 31, 2014 and December 31, 2013, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
We have received Notices of Violation (“NOVs”) from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. The EPA issued similar NOVs to our competitors, including with respect to the Plant City Facility acquired in the CF Phosphate Assets Acquisition as described in Note 23, and referred the NOVs to the U.S. Department of Justice (“DOJ”) for further enforcement. We currently are engaged in discussions with the DOJ and EPA with respect to our facilities (excluding the Plant City Facility). We believe we have substantial defenses to the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.
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

•
Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care (“Gypstack Closure Costs”) of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated ARO, including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2014, the undiscounted amount of our Gypstack AROs, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $543 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing cash, currently estimated to be in the amount of approximately $625 million, into one or more trust funds which would increase over time with reinvestment of earnings. Amounts held in any such trust funds (including reinvested earnings) would be classified as restricted cash included in other assets on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve substantially all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

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
See Note 23 for a discussion of how the EPA's RCRA Initiative and Florida financial assurance requirements affect the facilities we acquired in the CF Phosphate Assets Acquisition.
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
MicroEssentials® Patent Lawsuit
On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the “Missouri District Court”). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent then held by the plaintiffs. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Our answer to the complaint responds that the plaintiffs’ patent is not infringed, is invalid and is unenforceable because the plaintiffs engaged in inequitable conduct during the prosecution of the patent.
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the “PTO”). That ex parte reexamination has now ended, with different patent claims being granted to the plaintiffs. On September 12, 2012, however, Shell Oil Company (“Shell”) filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiffs’ remaining patent claims and allowed them to stand. Shell has appealed the PTO’s decision. A successful appeal by Shell could limit or eliminate the claims the plaintiffs can assert against us.
Through an order entered by the court on September 25, 2014, Cargill was dismissed as a defendant, and the two original plaintiffs were replaced by JLSMN LLC, an entity to whom the patents were transferred.
We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $91 million. Approximately $50 million of the maximum potential liability relates to PIS and Cofins tax credit cases for the period from 2004 to 2009; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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
21. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of December 31, 2014 and 2013, the net amount due from our non-consolidated companies totaled $35.7 million and $52.6 million, respectively.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Year Ended December 31,	Seven Months Ended December 31,
			Years Ended May 31,
(in millions)	2014	2013	2013	2012
Transactions with non-consolidated companies included in net sales	$946.0	$448.8	$1,263.9	$1,321.2
Transactions with non-consolidated companies included in cost of goods sold	532.8	257.5	632.0	557.3
22. DISPOSAL AND EXIT ACTIVITIES
In 2013, we decided to exit our distribution businesses in Argentina and Chile and in connection with this decision, we wrote down the related assets by approximately $50 million, pre-tax, to their estimated fair value. This amount was included in loss on write down of assets in the Consolidated Statement of Earnings in our Transition Report on Form 10-K filed with the SEC for the transition period from June 1, 2013 to December 31, 2013 (the "2013 10-K Report"). As a result of new information regarding the structure of the intended disposition of Argentina’s distribution business as an asset sale, during the twelve months ended December 31, 2014, we recorded a $53.6 million tax benefit. In the fourth quarter of 2014, we completed the sale of our Argentina assets and recorded a pre-tax gain of $8.5 million. Additionally, the decision was made in the second quarter of 2014 to close the Chile business and sell the remaining fixed assets. We recorded a pre-tax loss of $5.6 million related to the decision. The fixed assets related to Chile’s distribution businesses qualify for asset held for sale accounting. At December 31, 2014, we included $6.0 million in other current assets in our Condensed Consolidated Balance Sheet as assets held for sale. We expect to continue to sell our products in these countries by using other distribution channels. Completion of these exit activities is expected during the first half of 2015.
In 2013, we also decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. In connection with the planned sale of this mine, we wrote down the related assets by approximately $48 million pre-tax, to their estimated fair value during the three months ended September 30, 2013, and recorded a corresponding tax benefit of approximately $17 million, which was reflected in the Consolidated Statement of Earnings in our 2013 10-K Report. The sale of the salt operations was completed on July 29, 2014 for $55.0 million, resulting in a pre-tax gain of $13.5 million in calendar 2014.
On July 21, 2014, we decided to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. The final date for production was December 28, 2014. The decision was based on the quality of the ore in the Carlsbad basin and the age of the facility’s infrastructure. Our larger potash production facilities at Esterhazy, Belle Plaine and Colonsay in Saskatchewan, Canada will continue to produce MOP.
We plan to transition the Carlsbad facility to exclusive production of our highly valued K-Mag® product line. The pre-tax charges were $125.4 million, of which approximately $100 million related to accelerated depreciation and depletion in calendar 2014. We also recorded a tax benefit of approximately $52 million related to these costs in the year ended December 31, 2014.
During calendar 2014, we recorded severance charges and other personnel related costs of approximately $11 million in connection with the previously announced closing of our Hookers Prairie phosphate mine and certain cost saving initiatives. During calendar 2014, we paid approximately $9 million related to these costs, with the remaining amounts to be paid by March 31, 2015.
23. ACQUISITIONS
CF Acquisition
On March 17, 2014, we completed the CF Phosphate Assets Acquisition. The purchase price was $1,172.1 million plus an additional $203.7 million (all in cash) to fund CF’s asset retirement obligation trust and escrow. We acquired CF's phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. This acquisition allows us to take advantage of synergies associated with combining our phosphate operations and logistical capabilities in Central Florida with those of CF. In addition, we will be able to forego the construction of a beneficiation plant at Ona and the construction of an ammonia plant. The results of the CF phosphates operations have been included in our condensed consolidated financial statements for the period from March 17, 2014 through December 31, 2014.
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City, Florida phosphate concentrates facility (the "Plant City Facility") and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that place into trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our most recent closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 to attain full funding status. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We expect we will be required to deposit up to an additional $4 million in the Bonnie Facility Trust near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Trust. The deposits into the Plant City Trust and the Bonnie Facility Trust are reflected in the Statement of Cash Flows components of the $1,375.8 million cash used in the CF Phosphate Assets Acquisition.
At December 31, 2014, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $103.5 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility

Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition we also acquired ARO related to land reclamation.
The following table summarizes the amounts of the assets acquired and liabilities assumed as recognized with the acquisition.

(in millions)
Inventory	$144.1
Other current assets	0.5
Mineral properties and rights	499.7
Property, plant and equipment	627.1
Funds in trust for asset retirement obligations (1)	203.7
Other assets	56.8
Current liabilities	(1.5)
Other liabilities	(9.0)
Asset retirement obligation	(145.6)
Total purchase price paid	$1,375.8
(1) Included with other assets in the Consolidated Balance Sheet as of December 31, 2014
We also signed two strategic supply agreements with CF under which CF will provide Mosaic with ammonia for its production purposes (“CF Ammonia Supply Agreements”). Under one agreement, which is expected to commence prior to January 1, 2017, Mosaic will purchase approximately 545,000 to 725,000 tonnes annually for up to fifteen years at a price tied to the prevailing price of U.S. natural gas. The execution of this agreement was not contingent upon the completion of the acquisition; therefore, no corresponding asset or liability was recorded as part of the acquisition accounting.
Under the second agreement, which became effective on the acquisition date, Mosaic will purchase approximately 270,000 tonnes annually for three years from CF’s Trinidad operations at CFR Tampa market-based pricing.  The effectiveness of this agreement was a condition to the acquisition and included in the acquisition accounting, but its impacts were not material.
We recognized approximately $8.7 million of acquisition and integration costs that were expensed during 2014. These costs are included within selling, general and administrative expenses in the Consolidated Statements of Earnings.
The CF phosphates operations contributed revenues of $574.2 million and net earnings of $37.6 million from March 17, 2014 through December 31, 2014, excluding the effects of the acquisition and integration costs described above.
Brazil and Paraguay Distribution Business Acquisition
On December 17, 2014, we completed the acquisition of ADM's fertilizer distribution business and working capital in Brazil and Paraguay for approximately $350 million, including a target working capital amount of $150 million, which was funded with cash from operations. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil as well as replace a substantial amount of planned internal investments in that country. Under the terms of the agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.
The parties have also entered into five-year fertilizer supply agreements providing for Mosaic to supply ADM’s fertilizer needs in Brazil and Paraguay.

The following table summarizes the amounts of the assets acquired and liabilities assumed as recognized at the acquisition date. The fair value of these assets and liabilities is provisional pending determination of the final valuation:

(in millions)
Inventory	$122.5
Other current assets	10.3
Property, plant and equipment	95.1
Goodwill	105.9
Other assets	18.6
Accounts payable	(19.2)
Other current liabilities	(24.2)
Estimated value of acquisition	$309.0
Estimated post closing working capital adjustment	$40.6
Initial payment for acquisition	$349.6

We recognized approximately $2.9 million of acquisition and integration costs that were expensed during 2014. These costs are included within selling, general and administrative expenses in the Consolidated Statements of Earnings.
The contribution from this additional distribution business in Brazil and Paraguay to our revenues and net earnings was immaterial for the period December 17, 2014 through December 31, 2014.
Pro-forma Results
The unaudited pro-forma consolidated results presented below include the effects of the acquisitions described above as if they had been consummated as of January 1, 2013. The pro-forma results below include adjustments related to depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, depletion of acquired mineral rights, and the associated income tax impacts. The pro-forma information does not necessarily reflect the actual results of operations had the acquisitions been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro-forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or transaction or integration costs relating to the acquisitions.

(in millions)	Years Ended December 31,

	2014	2013
Net sales	$9,947.7	$10,820.9
Net earnings attributable to Mosaic	$1,014.6	$1,079.8
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

Segment information for calendar 2014, the seven months ended December 31, 2013, and fiscal 2013 and 2012 is as follows:

(in millions)	Phosphates	Potash	Corporate, Eliminations and Other	Total
Year Ended December 31, 2014
Net sales to external customers	$6,194.0	$2,839.9	$21.9	$9,055.8
Intersegment net sales	—	11.7	(11.7)	—
Net sales	6,194.0	2,851.6	10.2	9,055.8
Gross margin	1,071.2	897.7	(42.3)	1,926.6
Carlsbad restructuring expense	—	125.4	—	125.4
Operating earnings (loss)	766.7	630.6	(85.5)	1,311.8
Capital expenditures	439.0	470.7	19.4	929.1
Depreciation, depletion and amortization expense	368.9	355.1	26.9	750.9
Equity in net earnings (loss) of nonconsolidated companies	(4.6)	—	2.4	(2.2)
Seven Months Ended December 31, 2013
Net sales to external customers	$3,438.2	$1,323.9	$3.8	$4,765.9
Intersegment net sales	—	63.3	(63.3)	—
Net sales	3,438.2	1,387.2	(59.5)	4,765.9
Gross margin	445.0	374.3	9.0	828.3
Operating earnings (loss)	199.7	224.6	(7.4)	416.9
Capital expenditures	298.7	471.0	30.3	800.0
Depreciation, depletion and amortization expense	177.2	197.2	11.8	386.2
Equity in net earnings of nonconsolidated companies	10.1	—	0.8	10.9
Year Ended May 31, 2013
Net sales to external customers	$6,494.6	$3,469.1	$10.4	$9,974.1
Intersegment net sales	—	60.2	(60.2)	—
Net sales	6,494.6	3,529.3	(49.8)	9,974.1
Gross margin	1,162.2	1,611.3	(13.3)	2,760.2
Operating earnings (loss)	848.1	1,393.0	(31.5)	2,209.6
Capital expenditures	427.5	1,017.7	143.1	1,588.3
Depreciation, depletion and amortization expense	287.3	301.9	15.6	604.8
Equity in net earnings of nonconsolidated companies	16.4	—	1.9	18.3
Year Ended May 31, 2012
Net sales to external customers	$7,839.2	$3,263.1	$5.5	$11,107.8
Intersegment net sales	—	38.2	(38.2)	—
Net sales	7,839.2	3,301.3	(32.7)	11,107.8
Gross margin	1,466.9	1,622.0	(3.9)	3,085.0
Operating earnings (loss)	1,179.1	1,457.3	(25.3)	2,611.1
Capital expenditures	407.9	1,171.4	60.0	1,639.3
Depreciation, depletion and amortization expense	263.9	233.1	11.1	508.1
Equity in net earnings of nonconsolidated companies	11.9	—	1.4	13.3
Total assets as of December 31, 2014	$11,392.2	$8,296.6	$(1,405.8)	$18,283.0
Total assets as of December 31, 2013	9,945.1	9,597.4	11.5	19,554.0

Financial information relating to our operations by geographic area is as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Net sales(a):
Brazil	$1,921.4	$1,249.8	$2,069.3	$2,161.6
Canpotex(b)	923.6	439.7	1,239.8	1,298.9
Canada	663.1	259.7	686.3	786.3
India	331.9	315.8	475.2	1,579.7
Australia	194.7	31.2	177.5	290.1
China	191.1	86.9	173.3	160.4
Argentina	167.3	163.1	258.3	266.7
Colombia	145.0	55.2	143.5	155.9
Japan	131.5	75.9	188.2	177.5
Mexico	131.3	22.4	128.9	90.5
Peru	101.8	35.6	56.9	95.1
Chile	44.6	76.9	116.5	121.1
Thailand	40.8	28.7	88.9	94.0
Other	223.7	72.4	271.7	209.3
Total international countries	5,211.8	2,913.3	6,074.3	7,487.1
United States	3,844.0	1,852.6	3,899.8	3,620.7
Consolidated	$9,055.8	$4,765.9	$9,974.1	$11,107.8
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	The export association of the Saskatchewan potash producers.

	December 31,
(in millions)	2014	2013
Long-lived assets:
Canada	$4,993.0	$5,372.3
Brazil	257.6	122.2
Other	22.5	51.0
Total international countries	5,273.1	5,545.5
United States	5,444.8	3,956.1
Consolidated	$10,717.9	$9,501.6
Excluded from the table above as of December 31, 2014 and 2013, are goodwill of $1,806.5 million and 1,794.4 million and deferred income taxes of $394.4 million and 152.2 million, respectively.

Net sales by product type for calendar 2014, seven months ended December 31, 2013, and fiscal 2013 and 2012 are as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
(in millions)	2014	2013	2013	2012
Sales by product type:
Phosphate Crop Nutrients	$4,096.2	$2,059.3	$4,106.1	$5,418.4
Potash Crop Nutrients	2,828.8	1,312.3	3,434.5	3,174.4
Crop Nutrient Blends	1,292.9	863.7	1,472.3	1,517.1
Other(a)	837.9	530.6	961.2	997.9
	$9,055.8	$4,765.9	$9,974.1	$11,107.8
______________________________

(a)	Includes sales for animal feed ingredients and industrial potash.

Quarterly Results (Unaudited)
In millions, except per share amounts and common stock prices

	Quarter
	First	Second(a)	Third	Fourth	Year
Year Ended December 31, 2014
Net sales	1,986.2	$2,440.2	$2,250.7	$2,378.7	$9,055.8
Gross margin	411.6	521.1	414.7	579.2	1,926.6
Operating earnings	266.6	403.2	277.3	364.7	1,311.8
Net earnings attributable to Mosaic	217.5	248.4	201.9	360.8	1,028.6
Basic net earnings per share attributable to Mosaic	0.54	$0.65	$0.54	$0.97	$2.69
Diluted net earnings per share attributable to Mosaic	0.54	0.64	0.54	0.97	2.68
Common stock prices:
High	50.63	$51.25	$49.56	$48.73
Low	43.58	47.09	44.09	40.32
Seven Months Ended December 31, 2013
Net sales		$675.7	$1,908.7	$2,181.5	$4,765.9
Gross margin		119.9	386.9	321.5	828.3
Operating earnings		93.8	144.1	179.0	416.9
Net earnings attributable to Mosaic		86.7	124.4	128.9	340.0
Basic net earnings per share attributable to Mosaic		$0.21	$0.29	$0.30	$0.80
Diluted net earnings per share attributable to Mosaic		0.21	0.29	0.30	0.80
Common stock prices:
High		$62.09	$56.97	$49.81
Low		53.30	39.75	42.76
Year Ended May 31, 2013
Net sales	$2,505.1	$2,536.2	$2,240.6	$2,692.2	$9,974.1
Gross margin	747.3	675.9	568.4	768.6	2,760.2
Operating earnings	610.2	559.6	419.1	620.7	2,209.6
Net earnings attributable to Mosaic	429.4	628.8	344.6	485.9	1,888.7
Basic net earnings per share attributable to Mosaic	$1.01	$1.48	$0.81	$1.14	$4.44
Diluted net earnings per share attributable to Mosaic	1.01	1.47	0.81	1.14	4.42
Common stock prices:
High	$59.95	$61.98	$63.46	$64.65
Low	44.43	48.29	52.65	56.90
______________________________

(a)	Due to our change in fiscal year-end, the second quarter of the Stub Period contains results for only the month of June.
The number of holders of record of our Common Stock and Class A Common Stock as of February 11, 2015 was 2,096.
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
Five Year Comparison
In millions, except per share amounts

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012	2011	2010
Statements of Operations Data:
Net sales	$9,055.8	$4,765.9	$9,974.1	$11,107.8	$9,937.8	$6,759.1
Cost of goods sold	7,129.2	3,937.6	7,213.9	8,022.8	6,816.0	5,065.8
Gross margin	1,926.6	828.3	2,760.2	3,085.0	3,121.8	1,693.3
Selling, general and administrative expenses	382.4	211.8	427.3	410.1	372.5	360.3
(Gain) loss on assets sold and to be sold(b)	(16.4)	122.8	—	—	—	—
Carlsbad restructuring expense(a)	125.4	—	—	—	—	—
Other operating expenses	123.4	76.8	123.3	63.8	85.1	62.2
Operating earnings	1,311.8	416.9	2,209.6	2,611.1	2,664.2	1,270.8
(Loss) gain in value of share repurchase agreement	(60.2)	73.2	—	—	—	—
Interest (expense) income, net	(107.6)	(13.3)	18.8	18.7	(5.1)	(49.6)
Foreign currency transaction gain (loss)	79.1	16.5	(15.9)	16.9	(56.3)	(32.4)
Gain on sale of equity investment(d)	—	—	—	—	685.6	—
Other (expense) income	(5.8)	(9.1)	2.0	(17.8)	(17.1)	0.9
Earnings from consolidated companies before income taxes	1,217.3	484.2	2,214.5	2,628.9	3,271.3	1,189.7
Provision for income taxes(a)(c)	184.7	152.6	341.0	711.4	752.8	347.3
Earnings from consolidated companies	1,032.6	331.6	1,873.5	1,917.5	2,518.5	842.4
Equity in net earnings (loss) of nonconsolidated companies	(2.2)	10.9	18.3	13.3	(5.0)	(10.9)
Net earnings including noncontrolling interests	1,030.4	342.5	1,891.8	1,930.8	2,513.5	831.5
Less: Net earnings attributable to noncontrolling interests	1.8	2.5	3.1	0.6	(1.1)	4.4
Net earnings attributable to Mosaic	$1,028.6	$340.0	$1,888.7	$1,930.2	$2,514.6	$827.1

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2014	2013	2013	2012	2011	2010
Earnings per common share attributable to Mosaic:
Basic net earnings per share attributable to Mosaic	$2.69	$0.80	$4.44	$4.44	$5.64	$1.86
Diluted net earnings per share attributable to Mosaic	$2.68	$0.80	$4.42	$4.42	$5.62	$1.85
Average shares outstanding:
Basic weighted average number of shares outstanding	374.1	420.8	425.7	435.2	446.0	445.1
Diluted weighted average number of shares outstanding	375.6	422.0	426.9	436.5	447.5	446.6
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,374.6	$5,293.1	$3,697.1	$3,811.0	$3,906.4	$2,523.0
Total assets	18,283.0	19,554.0	18,086.0	16,690.4	15,786.9	12,707.7
Total long-term debt (including current maturities)	3,819.0	3,009.3	1,010.5	1,010.5	809.3	1,260.8
Total liabilities	7,562.4	8,233.4	4,643.1	4,691.0	4,125.0	3,959.3
Total equity	10,720.6	11,320.6	13,442.9	11,999.4	11,661.9	8,748.4
Other Financial Data:
Depreciation, depletion and amortization	$750.9	$386.2	$604.8	$508.1	$447.4	$445.0
Net cash provided by operating activities	2,293.7	889.4	1,887.5	2,705.8	2,426.7	1,356.0
Capital expenditures	929.1	800.0	1,588.3	1,639.3	1,263.2	910.6
Dividends per share(e)	1.00	0.50	1.00	0.275	0.20	1.50
______________________________

(a)
In 2014, we decided to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. The pre-tax charges were $125.4 million. See further discussion in Note 22 to the Consolidated Financial Statements. The year ended December 31, 2014 also includes a discrete income tax benefit of approximately $152 million primarily related to the acquisition of ADM and the sale of our distribution business in Argentina. See further discussion in Note 12 to the Consolidated Financial Statements.

(b)
In the seven months ended December 31, 2013, we decided to exit our distribution businesses in Argentina and Chile and wrote-down the related assets by approximately $50 million. We decided to sell the salt operations at our Hersey, Michigan mine and close the related potash operations which resulted in a write-down of approximately $48 million. We also wrote-off engineering costs of approximately $25 million related to a proposed ammonia plant. See further discussion in Notes 22 to the Consolidated Financial Statements.

(c)	Fiscal 2013 includes a discrete income tax benefit of $179.3 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters.

(d)
In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil. We recorded a $673.4 million pre-tax gain on the sale of our equity method investment in Saskferco in fiscal 2009.

(e)
Dividends have been declared quarterly during all periods presented. In fiscal 2013 we increased our annual dividend to $1.00 per share. In the fourth quarter of fiscal 2012, we paid a quarterly dividend of $0.125, which represented a 150 percent increase over the Company’s previous dividend rate. In fiscal 2010, we paid a special dividend of $1.30 per share in addition to quarterly dividends of $0.05 per share.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2014, the seven months ended December 31, 2013 and the years ended May 31, 2013 and 2012
In millions

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses	Charges or (Reductions) to Other Accounts(a)(b)	Deductions	Balance at End of Period(c)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended May 31, 2012	$23.6	$—	$(5.1)	$(0.1)	$18.4
Year ended May 31, 2013	18.4	(1.0)	(1.3)	(0.1)	16.0
Seven months ended December 31, 2013	16.0	(0.9)	(3.0)	(1.7)	10.4
Year ended December 31, 2014	10.4	1.7	1.8	(1.8)	12.1
Income tax valuation allowance, related to deferred income taxes
Year ended May 31, 2012	$209.2	$6.2	$(35.2)	$—	$180.2
Year ended May 31, 2013	180.2	(77.7)	(8.9)	—	93.6
Seven months ended December 31, 2013	93.6	48.1	(12.5)	—	129.2
Year ended December 31, 2014	129.2	(73.1)	(27.8)	—	28.3
______________________________

(a)	The income tax valuation allowance adjustment was recorded to accumulated other comprehensive income and deferred taxes.

(b)	For the year ended December 31, 2014, $29.6 million of the income tax valuation allowance reductions related to the disposition of Argentina.

(c)
Allowance for doubtful accounts balance includes $9.5 million, $8.5 million, $11.3 million and $13.5 million of allowance on long-term receivables recorded in other long term assets for the year ended December 31, 2014, the seven months ended December 31, 2013 and the fiscal years ended May 31, 2013 and 2012, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2014 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (1992). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. In May of 2013, COSO adopted an updated framework, which we intend to adopt in 2015.  KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2014.

For the year ended December 31, 2014, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of the Florida phosphate assets of CF Industries, Inc. that we acquired on March 17, 2014, and the assets of Archer Daniels Midland's fertilizer distribution business in Brazil and Paraguay that we acquired on December 17, 2014.  These assets represented 9% of our consolidated total assets as of December 31, 2014, and the related operations contributed revenues of 6% for the year ended December 31, 2014.