Form 10-Q
period 2015-03-31
MOSAIC CO
filed 2015-04-30
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 347,948,306 shares of Common Stock and 17,176,046 shares of Class A Common Stock and 0 shares of Class B Common Stock as of April 24, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net sales	$2,139.1	$1,986.2
Cost of goods sold	1,719.9	1,574.6
Gross margin	419.2	411.6
Selling, general and administrative expenses	100.4	120.0
Other operating expense	0.3	25.0
Operating earnings	318.5	266.6
Loss in value of share repurchase agreement	—	(60.0)
Interest expense, net	(31.3)	(26.7)
Foreign currency transaction gain	45.1	43.4
Other expense	(5.6)	(4.9)
Earnings from consolidated companies before income taxes	326.7	218.4
Provision for (benefit from) income taxes	30.7	(2.6)
Earnings from consolidated companies	296.0	221.0
Equity in net earnings (loss) of nonconsolidated companies	(1.4)	(3.3)
Net earnings including noncontrolling interests	294.6	217.7
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	0.2
Net earnings attributable to Mosaic	$294.8	$217.5
Basic net earnings per share attributable to Mosaic	$0.81	$0.54
Diluted net earnings per share attributable to Mosaic	$0.80	$0.54
Basic weighted average number of shares outstanding	366.0	378.2
Diluted weighted average number of shares outstanding	367.9	379.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net earnings including noncontrolling interest	$294.6	$217.7
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	(616.1)	(238.6)
Net actuarial gain and prior service cost, net of tax	3.3	3.4
Amortization of loss on interest rate swap, net of tax	0.7	0.7
Other comprehensive income (loss)	(612.1)	(234.5)
Comprehensive income (loss)	(317.5)	(16.8)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2.8)	0.7
Comprehensive income (loss) attributable to Mosaic	$(314.7)	$(17.5)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$2,517.4	$2,374.6
Receivables, net	661.4	754.4
Inventories	1,523.0	1,718.3
Deferred income taxes	158.4	148.7
Other current assets	391.4	368.2
Total current assets	5,251.6	5,364.2
Property, plant and equipment, net of accumulated depreciation of $4,680.0 million and $4,633.4 million, respectively	8,899.4	9,313.9
Investments in nonconsolidated companies	862.1	849.8
Goodwill	1,686.7	1,806.5
Deferred income taxes	383.5	394.4
Other assets	548.6	554.2
Total assets	$17,631.9	$18,283.0
Liabilities and Equity
Current liabilities:
Short-term debt	$10.4	$13.5
Current maturities of long-term debt	41.0	41.0
Accounts payable	706.8	797.3
Accrued liabilities	853.4	726.1
Deferred income taxes	—	3.7
Accrued income taxes	9.1	18.8
Total current liabilities	1,620.7	1,600.4
Long-term debt, less current maturities	3,775.2	3,778.0
Deferred income taxes	901.2	984.0
Other noncurrent liabilities	1,128.1	1,200.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Class A Common Stock, $0.01 par value, 194,203,987 shares authorized, 17,176,046 shares issued and outstanding as of March 31, 2015 and December 31, 2014	0.2	0.2
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 370,124,178 shares issued and 347,940,354 shares outstanding as of March 31, 2015, 369,987,783 shares issued and 350,364,236 shares outstanding as of December 31, 2014	3.5	3.5
Capital in excess of par value	13.2	4.2
Retained earnings	11,258.5	11,168.9
Accumulated other comprehensive income (loss)	(1,083.2)	(473.7)
Total Mosaic stockholders' equity	10,192.2	10,703.1
Noncontrolling interests	14.5	17.5
Total equity	10,206.7	10,720.6
Total liabilities and equity	$17,631.9	$18,283.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$294.6	$217.7
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	182.8	174.3
Deferred income taxes	(31.5)	(58.9)
Equity in net loss of nonconsolidated companies, net of dividends	1.4	3.3
Accretion expense for asset retirement obligations	7.8	10.5
Share-based compensation expense	4.6	34.9
Change in value of share repurchase agreement	—	60.0
Unrealized (gain) loss on derivatives	45.4	7.9
Other	4.1	4.0
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	8.0	(84.9)
Inventories	108.5	(27.3)
Other current and noncurrent assets	(36.5)	151.4
Accounts payable	2.0	86.8
Accrued liabilities and income taxes	82.0	77.2
Other noncurrent liabilities	(17.7)	(29.9)
Net cash provided by operating activities	655.5	627.0
Cash Flows from Investing Activities:
Capital expenditures	(229.5)	(274.9)
Acquisition of business	—	(1,353.6)
Proceeds from adjustment to acquisition of business	47.9	—
Investments in nonconsolidated companies	(3.0)	(5.8)
Other	1.7	—
Net cash used in investing activities	(182.9)	(1,634.3)
Cash Flows from Financing Activities:
Payments of short-term debt	(32.7)	(58.4)
Proceeds from issuance of short-term debt	29.4	65.9
Payments of long-term debt	(0.6)	(0.3)
Proceeds from issuance of long-term debt	—	0.2
Proceeds from stock option exercises	2.9	0.2
Repurchases of stock	(134.4)	(1,677.9)
Cash dividends paid	(91.4)	(99.7)
Other	(0.2)	(0.3)
Net cash used in financing activities	(227.0)	(1,770.3)
Effect of exchange rate changes on cash	(102.8)	(24.8)
Net change in cash and cash equivalents	142.8	(2,802.4)
Cash and cash equivalents - December 31	2,374.6	5,293.1
Cash and cash equivalents - March 31	$2,517.4	$2,490.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $7.7 and $9.8 for the three months ended March 31, 2015 and 2014, respectively)	$4.4	$—
Income taxes (net of refunds)	46.4	24.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6
Total comprehensive income (loss)	—	—	—	1,028.6	(588.0)	(0.2)	440.4
Stock option exercises	0.7	—	6.7	—	—	—	6.7
Amortization of stock based compensation	—	—	54.3	—	—	—	54.3
Forward contract and other repurchases of stock	(59.1)	(0.6)	(60.4)	(659.3)	—	—	(720.3)
Dividends ($1.00 per share)	—	—	—	(382.5)	—	—	(382.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax benefit related to share based compensation	—	—	2.0	—	—	—	2.0
Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	294.8	(609.5)	(2.8)	(317.5)
Stock option exercises	0.2	—	2.9	—	—	—	2.9
Amortization of stock based compensation	—	—	15.6	—	—	—	15.6
Repurchases of stock	(2.6)	—	(9.5)	(113.8)	—	—	(123.3)
Dividends ($0.25 per share)	—	—	—	(91.4)	—	—	(91.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2015	365.1	$3.7	$13.2	$11,258.5	$(1,083.2)	$14.5	$10,206.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except per share amounts and as otherwise designated)
(Unaudited)
1. Organization and Nature of Business
The Mosaic Company ("Mosaic", and, with its consolidated subsidiaries, "we", "us","our", or the "Company") produces and markets concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method.
On March 15, 2015,we announced the realignment of our business segments (the "Realignment") to more clearly reflect our evolving business model. Our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment.
After the Realignment, we are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Mine in Peru and our 25% interest in the Wa'ad Al Shamal Phosphate Company (the "Wa'ad Al Shamal Joint Venture") to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the Wa'ad Al Shamal Joint Venture production. Also included in this segment is the acquisition of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. ("CF Phosphate Assets Acquisition"), completed on March 17, 2014.

•
Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited ("Canpotex"), an export association of Canadian potash producers through which we sell our Canadian potash outside the U.S. and Canada.

•
Our International Distribution business segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil, Paraguay, India and China. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments but also purchases and markets products from other suppliers.

Intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
See Note 14 of our Condensed Consolidated Financial Statements in this report for segment results, recast to reflect the Realignment. The recasting of previously issued financial information does not represent a restatement of previously issued financial statements.
2. Share Repurchases
As previously reported, in May 2011, we facilitated the exit by Cargill, Incorporated ("Cargill") from its equity interest in us through a split-off to its stockholders and a debt exchange with its debt holders, and initiated the first in a series of transactions (the "Cargill Transaction") intended to result in the ongoing orderly disposition of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Among other previously reported actions in furtherance of the Cargill Transaction, in December 2013, we entered into a share repurchase agreement (the "MAC Trusts Share Repurchase Agreement") with two former Cargill stockholders (the "MAC Trusts") to purchase all of their remaining shares of our Class A Common Stock ("Class A Shares") through a series of eight purchases that occurred from January 8, 2014 through July 30, 2014. During the three months ended March 31, 2014, pursuant to the MAC Trusts Share Repurchase Agreement, all 21,647,007 Class A Shares, Series A-3, and 6,184,858 Class A Shares, Series A-2, were repurchased for an aggregate of $1.3 billion. The remaining 15,462,150 Class A Shares, Series A-2 held by the MAC Trusts were subsequently repurchased under the MAC Trusts Share Repurchase Agreement for an aggregate of approximately $700 million. The MAC Trusts no longer own any Class A Shares.
In February 2014, we entered into share repurchase agreements with certain Cargill family member trusts (the "Family Trusts Share Repurchase Agreements" and together with the MAC Trusts Share Repurchase Agreement, the "Share Repurchase Agreements") to purchase an aggregate of approximately 8.2 million Class A Shares for an aggregate purchase price of approximately $387.3 million.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Share Repurchase Agreements were accounted for as a forward contract with an initial liability established at fair value based on the average of the weighted average trading price for each of the preceding 20 trading days and a corresponding reduction of equity. The contracts were subsequently remeasured at the present value of the amount to be paid at settlement with the difference being recognized in the consolidated statement of earnings. The Class A shares that remained to be repurchased were excluded from calculating basic and diluted earnings per share ("EPS"). Any amounts, including contractual (accumulated) dividends and participation rights in undistributed earnings, attributable to shares that remained to be repurchased that had not yet been recognized in the consolidated statement of earnings were deducted in computing income available to common shareholders, consistent with the two-class method. See the calculation of EPS in Note 6 of our Condensed Consolidated Financial Statements.
In February of 2014, our Board of Directors authorized a $1 billion share repurchase program ("Repurchase Program"), allowing the Company to repurchase Class A Shares or shares of our Common Stock ("Common Stock"), through direct buybacks or in open market transactions. This authorization included the Family Trusts Share Repurchase Agreements described above and was in addition to the MAC Trusts Share Repurchase Agreement also described above. During the three months ended March 31, 2015, under the Repurchase Program, 2,560,277 shares of Common Stock were repurchased in the open market for an aggregate of approximately $123.3 million. As of March 31, 2015, we have approximately $149.4 million remaining under our Repurchase Program.

3. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("U.S. GAAP") can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the calendar year ended December 31, 2014 (the "10-K Report"). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.
Accounting Estimates
Preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations ("ARO"), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts, including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.
4. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for reporting a discontinued operation.  Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This guidance is effective prospectively for us beginning January 1, 2015 with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously.  This guidance did not have a material impact on our results of operations or financial position.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance is effective for us beginning January 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. We are currently evaluating the requirements of this standard, and have not yet determined the impact on our results of operations or financial position. Additionally, we have not yet determined which adoption method we will use. In April 2015, the FASB proposed to defer the effective date of this standard by one year. This proposal is subject to a public comment period.
5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

(in millions)	March 31, 2015	December 31, 2014

Other current assets
Final price deferred(a)	$112.8	$49.9
Income and other taxes receivable	151.7	201.9
Prepaid expenses	75.2	63.8
Other	51.7	52.6
	$391.4	$368.2

Accrued liabilities
Non-income taxes	$40.9	$29.9
Payroll and employee benefits	114.1	172.8
Asset retirement obligations	115.9	87.9
Customer prepayments	219.4	101.6
Other	363.1	333.9
	$853.4	$726.1

Other noncurrent liabilities
Asset retirement obligations	$729.2	$771.6
Accrued pension and postretirement benefits	71.2	77.6
Unrecognized tax benefits	66.1	89.2
Other	261.6	261.6
	$1,128.1	$1,200.0

(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.

6. Earnings Per Share
For the three months ended March 31, 2015, the numerator for basic and diluted earnings per share ("EPS") is net earnings attributable to Mosaic. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, unless the shares are anti-dilutive.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2014, we used the two-class method to compute basic and diluted EPS. Earnings for the period were allocated pro-rata between the common stockholders and the participating securities. During the period, our only participating securities related to the Share Repurchase Agreements. Share repurchases under these agreements were completed during the third quarter of 2014. The numerator for basic and diluted EPS is net earnings for common stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period, excluding the effects of shares subject to forward contracts. The denominator for diluted EPS also includes the weighted average number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, unless the shares are anti-dilutive, and excludes the effects of shares subject to forward contracts.
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	March 31,
	2015	2014
Net earnings attributed to Mosaic	$294.8	$217.5
Undistributed earnings attributable to participating securities	—	(12.4)
Numerator for basic and diluted earnings available to common stockholders	$294.8	$205.1
Basic weighted average number of shares outstanding	366.0	401.1
Shares subject to forward contract	—	(22.9)
Basic weighted average number of shares outstanding attributable to common stockholders	366.0	378.2
Dilutive impact of share-based awards	1.9	1.4
Diluted weighted average number of shares outstanding	367.9	379.6
Basic net earnings per share	$0.81	$0.54
Diluted net earnings per share	$0.80	$0.54
A total of 1.3 million shares of Common Stock subject to issuance upon exercise of stock options for the three months ended March 31, 2015 and 2014 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the three months ended March 31, 2015, gross unrecognized tax benefits decreased by $19.5 million to $81.1 million. The decrease primarily relates to the resolution of certain state tax matters. If recognized, approximately $80.0 million of the $81.1 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $16.2 million and $20.0 million as of March 31, 2015 and December 31, 2014, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Based upon the information available as of March 31, 2015, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.
For the three months ended March 31, 2015, tax expense specific to the period included a benefit of $28.3 million, which is primarily related to the resolution of certain state tax matters, resulting in a benefit of $18.4 million, and a reduction in tax rate change for one of our equity method investments, resulting in a benefit of $9.7 million.
For the three months ended March 31, 2014, we recorded tax benefits specific to the period of $62.5 million, which primarily related to the intended sale of our distribution business in Argentina at that time. This business was subsequently sold in November 2014 and such benefit was realized.
8. Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014

Raw materials	$80.5	$114.6
Work in process	466.8	505.1
Finished goods	908.1	1,025.5
Operating materials and supplies	67.6	73.1
	$1,523.0	$1,718.3

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2014	$648.4	$1,158.1	$—	$1,806.5
Foreign currency translation	—	(89.1)	(8.7)	(97.8)
Allocation of goodwill due to Realignment	(156.0)	—	156.0	—
Adjustment to goodwill acquired in ADM acquisition	—	—	(22.0)	(22.0)
Balance as of March 31, 2015	$492.4	$1,069.0	$125.3	$1,686.7
We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. In connection with the Realignment, we performed a review of goodwill in the quarter ended March 31, 2015, and no impairment was identified.
10. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $32.8 million and $32.5 million as of March 31, 2015 and December 31, 2014, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency ("EPA") Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act ("RCRA") and related state laws. Mining and processing of phosphates generate residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. The EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from RCRA regulation. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, we understand that EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by the EPA under RCRA. We have provided the EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and the EPA has inspected all of our currently operating processing facilities in the U.S. In addition to the EPA’s inspections, our phosphates concentrates facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment.
We have received Notices of Violation ("NOVs") from the EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. The EPA issued similar NOVs to our competitors, including with respect to the Plant City Facility acquired in our March 17, 2014 acquisition of the Florida phosphate assets and assumption of certain related liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"), and referred the NOVs to the U.S. Department of Justice ("DOJ") for further enforcement.

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
We are negotiating the terms of a possible settlement with the EPA, the DOJ, the Florida Department of Environmental Protection and the Louisiana Department of Environmental Quality (collectively, the "Government") and the final terms are not yet agreed upon or approved. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted with key elements including, in general and among other elements, the following:

•	Incurring future capital expenditures likely to exceed $150 million in the aggregate over a period of several years.

•
Providing meaningful additional financial assurance for the estimated costs of closure and post-closure care ("Gypstack Closure Costs") of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated ARO, including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2014, the undiscounted amount of our ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $543 million. Currently, financial assurance requirements in Florida and Louisiana for Gypstack Closure Costs can be satisfied through a variety of methods, including satisfaction of financial tests. In the context of a potential settlement of the Government’s enforcement action, we expect that we would agree to pre-fund a material portion of our Gypstack Closure Costs, primarily by depositing cash, currently estimated to be in the amount of approximately $630 million, into two trust funds which would increase over time with reinvestment of earnings. Amounts held in any such trust fund (including reinvested earnings) would be classified as restricted cash included in other assets on our Consolidated Balance Sheets. We expect that any final settlement of this matter would resolve substantially all of our financial assurance obligations to the Government for Gypstack Closure Costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

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
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City, Florida phosphate concentrates facility (the "Plant City Facility") and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the Florida Department of Environmental Protection (the "FDEP") with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our most recent closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 to attain full funding status. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We will deposit an additional $3 million in the Bonnie Facility Trust in the second quarter of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Trust.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2014, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $103.5 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition, we also acquired ARO related to land reclamation.
EPA EPCRA Initiative. In July 2008, the DOJ sent a letter to major U.S. phosphoric acid manufacturers, including us, stating that the EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act ("EPCRA") at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.
Florida Sulfuric Acid Plants. On April 8, 2010, the EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants. We cannot predict at this time whether the EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.
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
MicroEssentials® Patent Lawsuit
On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the "Missouri District Court"). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Our answer to the complaint responds that the plaintiffs’ patent is not infringed, is invalid and is unenforceable because the plaintiffs engaged in inequitable conduct during the prosecution of the patent.
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiffs’ remaining patent claims and allowed them to stand. Shell has appealed the PTO’s decision, and if it is successful in its appeal, the claims the plaintiffs can assert

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

against us or their remedies against us could be limited or eliminated. The PTO has set oral argument on Shell's appeal for June 17, 2015.
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
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $77 million. Approximately $48 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, tax credit cases for the period from 2004 to 2009; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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
11. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of March 31, 2015 and December 31, 2014, the gross asset position of our derivative instruments was $7.0 million and $9.0 million, respectively, and the gross liability position of our liability instruments was $95.7 million and $54.8 million, respectively.
 Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain/(loss) line in the Condensed Consolidated Statements of Earnings.
As of March 31, 2015 and December 31, 2014, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2015	December 31, 2014
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,020.2	1,132.3
Natural gas derivatives	Commodity	MMbtu	36.3	24.4
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2015 and December 31, 2014, was $72.9 million and $41.7 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2015, we would have been required to post $72.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within eighteen months. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction gain (loss). As of March 31, 2015 and December 31, 2014, the gross asset position of our foreign currency derivative instruments was $6.8 million and $4.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $80.4 million and $39.8 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold. As of March 31, 2015 and December 31, 2014, the gross asset position of our commodity derivative instruments was $0.1 million and $4.4 million, respectively, and the gross liability position of our commodity instruments was $15.3 million and $14.9 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,517.4	$2,517.4	$2,374.6	$2,374.6
Receivables, net	661.4	661.4	754.4	754.4
Accounts payable	706.8	706.8	797.3	797.3
Short-term debt	10.4	10.4	13.5	13.5
Long-term debt, including current portion	3,816.2	4,171.3	3,819.0	4,101.2
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
13. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of March 31, 2015, the net amount due to our non-consolidated companies totaled $27.5 million and the net amount due from them was $35.7 million at December 31, 2014.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended
	March 31,
	2015	2014
Transactions with non-consolidated companies included in net sales	$263.9	$205.0
Transactions with non-consolidated companies included in cost of goods sold	112.7	97.3

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker. On March 15, 2015, we announced a Realignment of our business segments to more clearly reflect our evolving business model. Our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment as this is how our chief operating decision maker began viewing and evaluating our operations during the first quarter of 2015. The prior period comparable results have been recast to reflect this change.
For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
Segment information for the three months ended March 31, 2015 and 2014 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended March 31, 2015
Net sales to external customers	$1,040.6	$652.4	$438.4	$7.7	$2,139.1
Intersegment net sales(a)	131.7	0.4	0.5	(132.6)	—
Net sales	1,172.3	652.8	438.9	(124.9)	2,139.1
Gross margin(a)	221.8	241.9	20.6	(65.1)	419.2
Operating earnings	190.3	204.1	2.9	(78.8)	318.5
Capital expenditures	128.8	94.7	3.8	2.2	229.5
Depreciation, depletion and amortization expense	94.2	79.3	2.8	6.5	182.8

Three months ended March 31, 2014
Net sales to external customers	$844.6	$726.4	$392.6	$22.6	$1,986.2
Intersegment net sales(a)	114.3	6.9	0.2	(121.4)	—
Net sales	958.9	733.3	392.8	(98.8)	1,986.2
Gross margin(a)	199.5	216.1	21.7	(25.7)	411.6
Operating earnings	145.9	170.1	7.8	(57.2)	266.6
Capital expenditures	115.5	143.9	8.0	7.5	274.9
Depreciation, depletion and amortization expense	79.2	86.8	2.0	6.3	174.3

Total assets as of March 31, 2015	$7,613.5	$8,012.5	$1,419.9	$586.0	$17,631.9
Total assets as of December 31, 2014	10,143.1	8,296.6	1,430.4	(1,587.1)	18,283.0

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. These transactions had the effect of increasing Phosphate segment revenues and gross margin by $87.7 million and $28.7 million, respectively, for the three months ended March 31, 2015. There were no intersegment sales of this type outstanding at March 31, 2014. Profits on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.

15. Acquisition
Brazil and Paraguay Distribution Business Acquisition
On December 17, 2014, we completed the acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business including working capital in Brazil and Paraguay (the "ADM Acquisition") for $301.7 million. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil as well as replace a substantial amount of planned internal investments in

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that country. Under the terms of the acquisition agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.
The parties have also entered into five-year fertilizer supply agreements providing for Mosaic to supply ADM’s fertilizer needs in Brazil and Paraguay.
The following table summarizes the amounts of the assets acquired and liabilities assumed as recognized with the acquisition. The fair value of these assets and liabilities is provisional pending determination of the final valuation.

(in millions)
Inventory	$117.0
Other current assets	9.4
Property, plant and equipment	95.9
Goodwill	83.8
Intangible assets	19.1
Other assets	16.8
Other current liabilities	(23.5)
Other liabilities	(16.8)
$301.7

The following unaudited pro-forma consolidated results include the effects of the ADM Acquisition described above and the effects of the CF Phosphate Assets Acquisition as if they had been consummated as of January 1, 2014. For the three months ended March 31, 2014, our net sales and earnings attributable to Mosaic would have been approximately $2.3 billion and $208.6 million, respectively. The pro-forma results include adjustments related to depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, depletion of acquired mineral rights, and the associated income tax impacts. The pro-forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro-forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or transaction or integration costs relating to the acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2014 (the "10-K Report") and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by "NM".
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,		2015-2014
(in millions, except per share data)	2015	2014	Change	Percent
Net sales	$2,139.1	$1,986.2	$152.9	8%
Cost of goods sold	1,719.9	1,574.6	145.3	9%
Gross margin	419.2	411.6	7.6	2%
Gross margin percentage	20%	21%
Selling, general and administrative expenses	100.4	120.0	(19.6)	(16)%
Other operating expense	0.3	25.0	(24.7)	(99)%
Operating earnings	318.5	266.6	51.9	19%
Loss in value of share repurchase agreement	—	(60.0)	60.0	(100)%
Interest expense, net	(31.3)	(26.7)	(4.6)	17%
Foreign currency transaction gain	45.1	43.4	1.7	4%
Other expense	(5.6)	(4.9)	(0.7)	14%
Earnings from consolidated companies before income taxes	326.7	218.4	108.3	50%
Provision for (benefit from) income taxes	30.7	(2.6)	33.3	NM
Earnings from consolidated companies	296.0	221.0	75.0	34%
Equity in net earnings (loss) of nonconsolidated companies	(1.4)	(3.3)	1.9	(58)%
Net earnings including noncontrolling interests	294.6	217.7	76.9	35%
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	0.2	(0.4)	NM
Net earnings attributable to Mosaic	$294.8	$217.5	$77.3	36%
Diluted net earnings per share attributable to Mosaic	$0.80	$0.54	$0.26	48%
Diluted weighted average number of shares outstanding	367.9	379.6
Overview of Consolidated Results for the three months ended March 31, 2015 and 2014
Net sales increased to $2.1 billion for the three months ended March 31, 2015, compared to $2.0 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended March 31, 2015 were $294.8 million, or $0.80 per diluted share, compared to $217.5 million, or $0.54 per diluted share, for the period a year ago. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the first quarter of 2015, we realigned our business segments (the "Realignment") to more closely reflect our evolving business model. As part of the Realignment, our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment, as this is how our chief operating decision maker began viewing and evaluating our operations during the first quarter of 2015. The Corporate and Other category now includes intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments, debt expenses, and our legacy Argentina and Chile results. Our operating results for the quarter ended March 31, 2014 have been recast to reflect the Realignment.
Operating earnings for the three months ended March 31, 2015 were favorably impacted by higher phosphates selling prices and sales volumes compared to the same period in the prior year. Our average selling price for phosphates increased from the same period in the prior year primarily due to tight product supply in the current quarter due to closure of certain phosphate US production facilities as well as increased raw material costs which put upward pressure on selling prices. The increase in Phosphates sales volumes was primarily due to additional tonnes available from our acquisition of the Florida phosphate assets and assumption of certain related liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF") completed on March 17, 2014.
Higher potash selling prices and lower costs also positively impacted operating earnings for the three months ended March 31, 2015 compared to the same period in the prior year. Potash selling prices in the current year quarter were higher compared to the prior year period, when global selling prices had hit a floor.  Prices subsequently recovered to higher levels throughout calendar year 2014 before coming under pressure in early calendar year 2015 due to the delayed China contract and inventory build ups in key geographies.  Costs decreased in the current year quarter compared to the prior year due to higher production, the benefit of cost saving initiatives and favorable foreign exchange rates. This was partially offset by lower sales volumes in the current quarter due to strong North America demand in the prior year quarter. In addition, current period potash operating earnings were negatively impacted by higher Canadian Resource Tax expense related to recent Saskatchewan law changes regarding the treatment of capital expenditures.
Other Highlights
During the three months ended March 31, 2015:

•	We maintained a strong financial position, with cash and cash equivalents of $2.5 billion as of March 31, 2015.

•	We continued to execute on our strategic plans and other priorities:

◦	In March 2015, our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, effective with the next declaration, which is expected to be in May 2015.

◦
We repurchased 2,560,277 shares of Common Stock in the open market for approximately $123.3 million under our $1 billion share repurchase program (the "Repurchase Program") described in Note 2 to the Condensed Consolidated Financial Statements in this report.

◦	Continued to execute on our strategic projects:

▪	Our Esterhazy K3 mine development remained on track to start producing ore in 2017.

▪	We continue our efforts to further expand MicroEssentials® capacity, to add an incremental 1.2 million tonnes, and bring total capacity to 3.5 million tonnes.

•
Effective January 1, 2015, our entitlement of Canpotex sales changed to approximately 40.6% from approximately 38.8%, as a result of a proving run of our expansion of our Colonsay mine, which was successfully completed in December 2014.

•	We recorded a foreign currency transaction gain of $45.1 million for the three months ended March 31, 2015 compared with a gain of $43.4 million for the same period a year ago.

•
We recorded net unrealized mark-to-market losses, included in Corporate, Eliminations and Other, of $38.4 million in cost of goods sold for the three months ended March 31, 2015, primarily on foreign currency derivatives, compared with losses of $3.5 million for the same period in the prior year, primarily on foreign currency derivatives.

During the three months ended March 31, 2014:

•
Included in net earnings for the three months ended March 31, 2014, was a loss of $60 million, or $0.15 per diluted share, related to the change in our Share Repurchase Agreements and a discrete income tax benefit of approximately $62.5 million, or $0.16 per diluted share.

•	Our Board of Directors authorized the Repurchase Program. For the three months ended March 31, 2014, we purchased 8.4 million shares under this program for an aggregate of $387.3 million.

•
Under the MAC Trusts Share Repurchase Agreement we repurchased all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 6,184,858 Class A Shares, Series A-2, for an aggregate of approximately $1.3 billion.

•	The construction of the Wa'ad Al Shamal Joint Venture phosphate project began during the quarter in Saudi Arabia.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent
Net sales:
North America	$668.2	$558.6	$109.6	20%
International	504.1	400.3	103.8	26%
Total	1,172.3	958.9	213.4	22%
Cost of goods sold	950.5	759.4	191.1	25%
Gross margin	$221.8	$199.5	$22.3	11%
Gross margin as a percent of net sales	19%	21%

Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America(a)	951	747	204	27%
International(a) (b)	754	650	104	16%
MicroEssentials® (b)	440	510	(70)	(14)%
Feed and Other (b)	152	144	8	6%
Total Phosphates Segment Tonnes	2,297	2,051	246	12%
Average selling price per tonne:
DAP (FOB plant)	$458	$413	$45	11%

Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$519	$374	$145	39%
Sulfur (long ton)	145	96	49	51%
Blended rock (metric tonne)	61	64	(3)	(5)%

Production volume (in thousands of metric tonnes)	2,299	1,971	328	17%

(a)	Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.

Three months ended March 31, 2015 and 2014
The Phosphates segment’s net sales increased to $1.2 billion for the three months ended March 31, 2015, compared to $1.0 billion for the three months ended March 31, 2014. Higher average selling prices and higher sales volumes in the current year period resulted in increased net sales of approximately $110 million and $100 million, respectively.
Our average diammonium phosphate ("DAP") selling price was $458 per tonne for the three months ended March 31, 2015, an increase of 11% from the same period a year ago. Selling prices in the current year quarter are higher than the prior year period due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes were higher, with 2.3 million tonnes for the three months ended March 31, 2015 compared to 2.1 million tonnes for the same period in the prior year, due primarily to the CF Phosphate Assets Acquisition. In addition, our MicroEssentials sales volumes decreased in the current quarter compared to the same period  last year primarily driven by timing as our customers made advanced purchases in preparation for the spring application during the 2014 winter season.
Gross margin for the Phosphates segment increased to $221.8 million for the three months ended March 31, 2015, from $199.5 million for the three months ended March 31, 2014. Higher average selling prices and sales volumes had favorable impacts on gross margin of approximately $110 million and $20 million, respectively. This was partially offset by higher product costs, primarily ammonia and sulfur costs, of approximately $110 million. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales was 19% for the three months ended March 31, 2015, compared to 21% for the three months ended March 31, 2014.
The average consumed price for ammonia for our North American operations increased to $519 per tonne for the three months ended March 31, 2015, from $374 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $145 per long ton for the three months ended March 31, 2015, from $96 in the same period a year ago. We purchased more raw materials, primarily ammonia, from third parties in the current year period, primarily due to increased production related to the CF Phosphate Assets Acquisition. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock decreased to $61 per tonne for the three months ended March 31, 2015, from $64 per tonne for the three months ended March 31, 2014. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations decreased to 8% for the three months ended March 31, 2015, from 10% in the same period a year ago. In the current year period we used minimal rock purchased from unrelated parties in the production of finished phosphate product, compared to 3% for the three months ended March 31, 2014.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.3 million tonnes for the three months ended March 31, 2015, compared to 2.0 million tonnes in the same period a year ago. The increase in production is due to approximately 0.3 million tonnes of production from the Plant City facility acquired as part of the CF Phosphate Assets Acquisition. Our operating rate for processed phosphate production was 79% for the quarters ended March 31, 2015 and 2014.
Our North American phosphate rock production was 3.3 million tonnes for the three months ended March 31, 2015, compared with 3.4 million tonnes during the same period a year ago. In the prior year period we had production of 0.4 million tonnes from our Hookers Prairie, Florida mine, which closed in June 2014. We also had lower phosphate rock production at our other mines in the current year period, compared to the prior year, consistent with expected recoveries as reflected in our long term mine plans. This lower production from our legacy mines was more than offset by additional production of 0.6 million tonnes from the South Pasture, Florida mine that we acquired as part of the CF Phosphate Assets Acquisition.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent
Net sales:
North America	$345.0	$506.3	$(161.3)	(32)%
International	307.8	227.0	80.8	36%
Total	652.8	733.3	(80.5)	(11)%
Cost of goods sold	410.9	517.2	(106.3)	(21)%
Gross margin	$241.9	$216.1	$25.8	12%
Gross margin as a percent of net sales	37%	29%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	572	1,111	(539)	(49)%
International	1,248	1,065	183	17%
Total	1,820	2,176	(356)	(16)%
Non-agricultural	207	179	28	16%
Total Potash Segment Tonnes	2,027	2,355	(328)	(14)%
Average selling price per tonne (FOB plant):
MOP - North America(a)	$362	$300	$62	21%
MOP - International	245	209	36	17%
MOP Average	288	267	21	8%

Production volume (in thousands of metric tonnes)	2,451	1,871	580	31%

(a)	This price excludes industrial and feed sales.

Three months ended March 31, 2015 and 2014
The Potash segment’s net sales decreased to $652.8 million for the three months ended March 31, 2015, compared to $733.3 million in the same period a year ago. The decrease was primarily due to lower sales volumes in North America that resulted in an unfavorable impact of approximately $160 million, partially offset by higher sales prices that resulted in an increase in net sales of approximately $80 million.
Our average MOP selling price was $288 per tonne for the three months ended March 31, 2015, an increase of $21 per tonne compared with the same period a year ago. Average potash selling prices are higher in the current year period due to the factors discussed in the Overview.
The Potash segment’s sales volumes decreased to 2.0 million tonnes for the three months ended March 31, 2015, compared to 2.4 million in the same period a year ago, primarily due to strong North America demand in the prior year quarter resulting from concerns over availability in the spring season.
Gross margin for the Potash segment increased to $241.9 million for the three months ended March 31, 2015, from $216.1 million for the same period in the prior year. Gross margin was favorably impacted by approximately $80 million due to higher selling prices, offset by the unfavorable impact of the decrease in sales volumes of approximately $70 million. Costs, excluding resource taxes and royalties which are separately discussed below, favorably impacted gross margin by approximately $90 million from the benefit of cost saving initiatives, higher production which resulted in higher fixed cost absorption and favorable foreign exchange rates. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 37% for the three months ended March 31, 2015, compared to 29% for the same period a year ago.
We incurred $44.0 million in expenses, including depreciation on brine assets, and $2.1 million in capital expenditures for brine inflows at our Esterhazy mine during the three months ended March 31, 2015, compared to $44.2 million and $2.1 million, respectively, in the three months ended March 31, 2014. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
We incurred $78.1 million in Canadian resource taxes for the three months ended March 31, 2015, compared with $30.3 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures primarily related to changes in Saskatchewan Resource Tax rules and higher profitability in the current year period. We incurred $11.3 million in royalties in the three months ended March 31, 2015, compared to $5.9 million in the three months ended March 31, 2014.
For the three months ended March 31, 2015, potash production was 2.5 million tonnes, compared to 1.9 million tonnes for the three months ended March 31, 2014. Our operating rate for potash production was 93% for the current year period as we were rebuilding previously depleted inventory for the remainder of the year. In the prior year period our operating rate was 70% as production was restricted due to logistical challenges in North America.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent
Net Sales	$438.9	$392.8	46.1	12%
Cost of goods sold	418.3	371.1	47.2	13%
Gross margin	$20.6	$21.7	$(1.1)	(5)%
Gross margin as a percent of net sales	5%	6%
Gross margin per sales tonne	$21	$25
Sales volume (in thousands of metric tonnes)	976	870	106	12%
Realized prices ($/tonne)
Average price (FOB Destination)	$444	$438	$6	1%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	138	93	45	48%
MicroEssentials® from Mosaic	125	147	(22)	(15)%
Potash from Mosaic/Canpotex	249	269	(20)	(7)%

Three months ended March 31, 2015 and 2014
The International Distribution segment’s net sales increased to $438.9 million for the three months ended March 31, 2015, compared to $392.8 million in the same period a year ago. The increase was primarily due to higher sales volumes and higher overall average selling price that resulted in favorable impacts of approximately $40 million and $5 million, respectively, in net sales.
The International Distribution segment’s sales volume increased to 1.0 million tonnes for the three months ended March 31, 2015, compared to 0.9 million tonnes in the same period a year ago, driven primarily by additional tonnes from our acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business and working capital in Brazil and Paraguay in December of 2014 (the "ADM Acquisition"). The overall average selling price increased $6 per tonne to $444 per tonne in the current quarter primarily due to product mix.
Our total gross margin for the three months ended March 31, 2015 decreased to $20.6 million or $21 per tonne from $21.7 million or $25 per tonne, respectively, for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current quarter were unfavorably impacted by softening of local market fertilizer prices driven by imports, a weakening Brazilian real against the U.S. Dollar and cautious purchasing behavior by farmers in Brazil.

Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 14 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and our legacy Argentina and Chile results.
Corporate, Eliminations and Other operating earnings were a loss of $78.8 million for the three months ended March 31, 2015 compared to a loss of $57.2 million for the three months ended March 31, 2014. This change was driven by an increase in net unrealized mark-to-market losses of approximately $35 million compared to the prior year, primarily on foreign currency derivatives.

Other Income Statement Items

	Three months ended
	March 31,		2015-2014
(in millions)	2015	2014	Change	Percent
Selling, general and administrative expenses	$100.4	$120.0	$(19.6)	(16)%
Other operating expense	0.3	25.0	(24.7)	(99)%
Loss in value of share repurchase agreement	—	(60.0)	60.0	(100)%
Interest (expense)	(34.8)	(31.1)	(3.7)	12%
Interest income	3.5	4.4	(0.9)	(20)%
Interest expense, net	(31.3)	(26.7)	(4.6)	17%
Foreign currency transaction gain	45.1	43.4	1.7	4%
Other expense	(5.6)	(4.9)	(0.7)	14%
Provision for (benefit from) income taxes	30.7	(2.6)	33.3	NM
Selling, General and Administrative Expenses
For the three months ended March 31, 2015, selling, general and administrative expenses were $100.4 million compared to $120.0 million for the three months ended March 31, 2014. The decrease is due to an additional incentive grant in 2014 of approximately $15 million related to the achievement of future cost-savings initiatives and integration costs of approximately $5 million from the CF Phosphate Assets Acquisition incurred during the three months ended March 31, 2014.
Other Operating Expense
For the three months ended March 31, 2015, we had other operating expense of $0.3 million, compared with $25.0 million for the same period in the prior year. The change from the three months ended March 31, 2014, is primarily due to a use tax refund of approximately $8 million. The prior year period also included approximately $10 million of costs related to restructuring in our Potash segment and decommissioning of our Hersey potash mine and approximately $8 million related to the settlement of certain legal matters.
Loss in Value of Share Repurchase Agreement
The loss in value of share repurchase agreement in the prior year related to the remeasurement of our share repurchase obligation under the Share Repurchase Agreements to its present value.
Foreign Currency Transaction Gain
For the three months ended March 31, 2015, we recorded a foreign currency transaction gain of $45.1 million compared with a gain of $43.4 million for the same period in the prior year. For the three months ended March 31, 2015, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables.
For the three months ended March 31, 2014, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

March 31, 2015	9.4%	$30.7
March 31, 2014	(1.2)%	(2.6)
Income tax expense was $30.7 million and the effective tax rate was 9.4% for the three months ended March 31, 2015.
For the three months ended March 31, 2015, tax expense specific to the period included a benefit of $28.3 million, which is primarily related to the resolution of certain state tax matters that resulted in a benefit of $18.4 million, and a reduction in the tax rate for one of our equity method investments that resulted in a benefit of $9.7 million.
In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. For the three months ended March 31, 2015, the income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate when compared to the three months ended March 31, 2014.
For the three months ended March 31, 2014, our income tax benefit was $2.6 million and the effective tax rate was (1.2)%. For the three months ended March 31, 2014, our rate was impacted by tax benefits specific to the period of $62.5 million related to the intended sale of our distribution business in Argentina at that time. The business was subsequently sold in November 2014 and such benefit was realized. The three months ended March 31, 2014 also included a cost of $9.9 million related to certain non-U.S. subsidiaries where our earnings were not permanently reinvested.
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
Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $2.5 billion, stockholders’ equity of approximately $10.2 billion, long-term debt of approximately $3.8 billion and short-term debt of approximately $10.4 million. We have a target liquidity buffer of $2.5 billion including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets and liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the three months ended March 31, 2015, we invested $229.5 million in capital expenditures, and returned cash to shareholders through share repurchases of $123.3 million and cash dividends of $91.4 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives, expected share repurchases and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At March 31, 2015, we had $1.48 billion available for working capital needs and investment opportunities under our $1.5 billion credit facility.
In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and debt capacity, to fund our Repurchase Program, our commitments in connection with the Wa'ad Al Shamal Joint Venture, and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 10 of our Notes to Condensed Consolidated Financial Statements.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.7 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2015. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $1.1 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use this cash for non-U.S. expansions and other investments outside the U.S.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended March 31, 2015 and 2014:

(in millions)	Three months ended
	March 31,		2015-2014
Cash Flow	2015	2014	Change	Percent
Net cash provided by operating activities	$655.5	$627.0	$28.5	5%
Net cash used in investing activities	(182.9)	(1,634.3)	1,451.4	(89)%
Net cash used in financing activities	(227.0)	(1,770.3)	1,543.3	(87)%

Operating Activities
During the three months ended March 31, 2015, net cash provided by operating activities increased by $28.5 million to $655.5 million, from $627.0 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, results of operations, after non-cash adjustments to net earnings, contributed $509.2 million to cash flows from operating activities, compared to a contribution of $453.7 million as computed on the same basis for the prior year period. The increase was primarily due to an increase in net earnings in the current year period. This increase was partially offset by the effect of an increase in working capital of $146.3 million in the current year compared to the effect of an increase in working capital of $173.3 million during the three months ended March 31, 2014.
Investing Activities
Net cash used in investing activities was $0.2 billion for the three months ended March 31, 2015, compared to $1.6 billion for the same period a year ago. In the prior year period we completed the CF Phosphate Assets Acquisition for approximately $1.4 billion. In the current year period we had lower capital expenditures of $229.5 million compared to $274.9 million in the prior year period. Capital expenditures decreased in the current year period, due to lower Potash expansion spending and lower maintenance capital. Also, in the current year period, we received $47.9 million related to a working capital adjustment from our ADM Acquisition.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015, was $0.2 billion, compared to $1.8 billion for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the three months ended March 31, 2015, of approximately $134.4 million under our Repurchase Program, and dividends paid of $91.4 million. The decrease from the prior year was primarily due to higher share repurchases in the prior year period under the Share Repurchase Agreements.
Debt Instruments, Guarantees and Related Covenants
See Note 11 to the Consolidated Financial Statements in our 10-K Report.
Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under "EPA RCRA Initiative", and in Notes 10 to our Condensed Consolidated Financial Statements in this report.
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

Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the Wa'ad Al Shamal Joint Venture, the CF Phosphate Assets Acquisition or Mosaic's ammonia supply agreements with CF (the "CF Ammonia Supply Agreements"), and their nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
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

•
the expected cost of the Wa’ad Al Shamal Joint Venture and our expected investment in it, the amount, terms, availability and sufficiency of funding for the Wa’ad Al Shamal Joint Venture from us, Saudi Arabian Mining Company ("Ma’aden"), Saudi Basic Industries Corporation ("SABIC") and existing or future external sources, the ability of the Wa’ad Al Shamal Joint Venture to obtain additional planned funding in acceptable amounts and upon acceptable terms, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, and in general the future success of current plans for the joint venture and any future changes in those plans;

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

•
our use of cash and/or available debt capacity to fund share repurchases, financial assurance requirements arising in our business and strategic investments, that has reduced and is expected to continue to reduce our available cash and liquidity and increase our leverage;

•	the effectiveness of our risk management strategy;

•
the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business, our investment in the Wa’ad Al Shamal Joint Venture, the CF Phosphate Assets Acquisition and the ADM Acquisition and to successfully integrate and grow acquired businesses;

•
actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations, Canadian resource taxes and royalties, the liabilities we assumed in the CF Phosphate Assets Acquisition and ADM Acquisition, or the costs of the Wa’ad Al Shamal Joint Venture, its existing or future funding and our commitments in support of such funding;

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
Material uncertainties and other factors known to us are discussed in Item 1A, "Risk Factors", of our annual report on Form 10-K for the year ended December 31, 2014.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. See Note 14 to the Consolidated Financial Statements in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
As of March 31, 2015 and December 31, 2014, the fair value of our major foreign currency exchange contracts was ($73.5) million and ($35.2) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2015			As of December 31, 2014
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2015	2016		2015	2016
Foreign Currency Exchange Forwards
Canadian Dollar			$(68.9)			$(36.6)
Notional (million US$) - long Canadian Dollars	$524.7	$134.4		$732.9	$66.5
Weighted Average Rate - Canadian dollar to U.S. dollar	1.1245	1.1906		1.1120	1.1286

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$(3.9)			$(0.9)
Notional (million US$) - short Real	$219.1	$—		$136.1	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.2244	—		2.6483	—
Notional (million US$) - long Real	$56.5	$4.0		$96.5	$—
Weighted Average Rate - Brazilian real to U.S. dollar	2.7532	3.2295		2.6661	—
Indian Rupee			$(0.7)			$2.3
Notional (million US$) - short Rupee	$81.5	$—		$100.3	$—
Weighted Average Rate - Indian rupee to U.S. dollar	62.9591	—		62.7853	—

Total Fair Value			$(73.5)			$(35.2)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2015 and December 31, 2014, the fair value of our natural gas commodities contracts was $(15.2) million and $(12.6) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2015				As of December 31, 2014
	Expected Maturity Date				Expected Maturity Date
	Years ending December 31,				Years ending December 31,
	2015	2016	2017	Fair Value	2015	2016	Fair Value
Natural Gas Swaps				$(15.2)			$(12.6)
Notional (million MMBtu) - long	16.6	16.5	3.2		14.1	10.3
Weighted Average Rate (US$/MMBtu)	$2.97	$3.18	$3.48		$3.35	$3.33
Total Fair Value				$(15.2)			$(12.6)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2015.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements in this report:

•
Nutrient Discharges into the Gulf of Mexico and Mississippi River Basin. On March 13, 2012, the Gulf Restoration Network, the Missouri Coalition for the Environment, the Iowa Environmental Council, the Tennessee Clean Water Network, the Minnesota Center for Environmental Advocacy, Sierra Club, the Waterkeeper Alliance, Inc., the Prairie Rivers Network, the Kentucky Waterways Alliance, the Environmental Law & Policy Center and the Natural Resources Defense Council, Inc. brought a lawsuit in the U.S. District Court for the Eastern District of Louisiana (the "Louisiana District Court") against the EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin. In July 2011, the EPA had denied the plaintiffs’ July 2008 petition seeking such standards. On May 30, 2012, the Louisiana District Court granted our motion to intervene in this lawsuit.

On September 20, 2013, the Louisiana District Court issued a decision in this matter, holding that while the EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, the EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. The EPA appealed this decision to the Fifth Circuit Court of Appeals (the "Court of Appeals") in November 2013. The Court of Appeals issued a decision on April 7, 2015, holding in substantial part that the EPA was not obligated to make a determination that numeric nutrient criteria are or are not necessary, provided the EPA gives a reasonable explanation for its conclusion. The Court of Appeals remanded the case to the Louisiana District Court to decide whether the EPA can meet that burden.
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
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended March 31, 2015:

Issuer Repurchases of Equity Securities(a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value that may be yet purchased under the program(b)
Common Stock
January 1, 2015 - January 31, 2015...................	1,465,195	$46.63	1,465,195	$204,388,136
February 1, 2015 - February 28, 2015.................	479,582	$51.17	479,582	$179,847,410
March 1, 2015 - March 31, 2015.....................	615,500	$49.46	615,500	$149,406,963
Total......................................	2,560,277	$48.16	2,560,277	$149,406,963

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
Anthony T. Brausen
Senior Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

April 30, 2015

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.iii.a	Form of Non-Qualified Stock Option under The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”), approved March 5, 2015		X

10.iii.b	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015		X

10.iii.c	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015		X

10.iii.d	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015		X

10.iii.e	Form of Executive ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015		X

10.iii.f	Mosaic LTI Deferral Plan	Exhibit 10.1 to the Current Report on Form 8-K of Mosaic dated March 5, 2015 and filed on March 11, 2015

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1