Form 10-Q
period 2015-06-30
MOSAIC CO
filed 2015-08-04
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 337,158,606 shares of Common Stock and 17,176,046 shares of Class A Common Stock and 0 shares of Class B Common Stock as of July 29, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,487.5	$2,440.2	$4,626.6	$4,426.5
Cost of goods sold	1,879.6	1,919.1	3,599.5	3,493.7
Gross margin	607.9	521.1	1,027.1	932.8
Selling, general and administrative expenses	89.3	87.5	189.8	207.4
Other operating expense	8.6	30.4	8.8	55.6
Operating earnings	510.0	403.2	828.5	669.8
Loss in value of share repurchase agreement	—	(5.5)	—	(65.5)
Interest expense, net	(23.5)	(24.6)	(54.8)	(51.3)
Foreign currency transaction (loss) gain	(16.0)	(38.7)	29.1	4.7
Other expense	(7.8)	(1.3)	(13.4)	(6.2)
Earnings from consolidated companies before income taxes	462.7	333.1	789.4	551.5
Provision for income taxes	72.6	82.7	103.3	80.1
Earnings from consolidated companies	390.1	250.4	686.1	471.4
Equity in net earnings (loss) of nonconsolidated companies	0.9	(2.2)	(0.5)	(5.5)
Net earnings including noncontrolling interests	391.0	248.2	685.6	465.9
Less: Net earnings (loss) attributable to noncontrolling interests	0.4	(0.2)	0.2	(0.1)
Net earnings attributable to Mosaic	$390.6	$248.4	$685.4	$466.0
Basic net earnings per share attributable to Mosaic	$1.08	$0.65	$1.89	$1.19
Diluted net earnings per share attributable to Mosaic	$1.08	$0.64	$1.88	$1.18
Basic weighted average number of shares outstanding	361.3	374.2	363.6	376.1
Diluted weighted average number of shares outstanding	363.3	376.2	365.5	377.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings including noncontrolling interest	$391.0	$248.2	$685.6	$465.9
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	139.7	251.6	(476.4)	13.0
Net actuarial gain and prior service cost, net of tax	1.9	(0.5)	5.2	2.9
Amortization of loss on interest rate swap, net of tax	0.6	0.7	1.3	1.4
Other comprehensive income (loss)	142.2	251.8	(469.9)	17.3
Comprehensive income	533.2	500.0	215.7	483.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.8	0.2	(2.0)	0.9
Comprehensive income attributable to Mosaic	$532.4	$499.8	$217.7	$482.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$2,209.9	$2,374.6
Receivables, net	626.6	754.4
Inventories	1,612.2	1,718.3
Deferred income taxes	148.2	148.7
Other current assets	503.2	368.2
Total current assets	5,100.1	5,364.2
Property, plant and equipment, net of accumulated depreciation of $4,893.7 million and $4,633.4 million, respectively	9,041.2	9,313.9
Investments in nonconsolidated companies	930.5	849.8
Goodwill	1,709.6	1,806.5
Deferred income taxes	423.0	394.4
Other assets	572.5	554.2
Total assets	$17,776.9	$18,283.0
Liabilities and Equity
Current liabilities:
Short-term debt	$27.0	$13.5
Current maturities of long-term debt	57.1	41.0
Accounts payable	858.2	797.3
Accrued liabilities	940.7	726.1
Deferred income taxes	—	3.7
Accrued income taxes	—	18.8
Total current liabilities	1,883.0	1,600.4
Long-term debt, less current maturities	3,761.8	3,778.0
Deferred income taxes	968.8	984.0
Other noncurrent liabilities	1,011.5	1,200.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Class A Common Stock, $0.01 par value, 194,203,987 shares authorized, 17,176,046 shares issued and outstanding as of June 30, 2015 and December 31, 2014	0.2	0.2
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 370,193,546 shares issued and 339,676,389 shares outstanding as of June 30, 2015, 369,987,783 shares issued and 350,364,236 shares outstanding as of December 31, 2014	3.4	3.5
Capital in excess of par value	9.2	4.2
Retained earnings	11,065.4	11,168.9
Accumulated other comprehensive income (loss)	(941.4)	(473.7)
Total Mosaic stockholders' equity	10,136.8	10,703.1
Noncontrolling interests	15.0	17.5
Total equity	10,151.8	10,720.6
Total liabilities and equity	$17,776.9	$18,283.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$685.6	$465.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	373.9	368.7
Deferred income taxes	0.5	(92.0)
Equity in net earnings of nonconsolidated companies, net of dividends	24.0	7.0
Accretion expense for asset retirement obligations	15.5	21.2
Share-based compensation expense	33.9	43.5
Amortization of acquired inventory	—	35.5
Change in value of share repurchase agreement	—	65.5
Unrealized (gain) loss on derivatives	13.9	(29.6)
Other	15.3	8.9
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	45.3	(70.1)
Inventories	30.6	(36.2)
Other current and noncurrent assets	(151.1)	166.4
Accounts payable	127.8	265.8
Accrued liabilities and income taxes	19.4	171.8
Other noncurrent liabilities	4.0	31.0
Net cash provided by operating activities	1,238.6	1,423.3
Cash Flows from Investing Activities:
Capital expenditures	(456.9)	(488.9)
Acquisition of business	—	(1,353.6)
Proceeds from adjustment to acquisition of business	47.9	—
Investments in nonconsolidated companies	(125.0)	(149.6)
Other	7.7	(2.5)
Net cash used in investing activities	(526.3)	(1,994.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(144.8)	(123.9)
Proceeds from issuance of short-term debt	158.5	102.8
Payments of long-term debt	(2.4)	(1.0)
Proceeds from issuance of long-term debt	3.8	4.1
Proceeds from stock option exercises	4.2	1.3
Repurchases of stock	(634.5)	(2,132.7)
Cash dividends paid	(189.5)	(194.8)
Other	0.5	(0.6)
Net cash used in financing activities	(804.2)	(2,344.8)
Effect of exchange rate changes on cash	(72.8)	(10.0)
Net change in cash and cash equivalents	(164.7)	(2,926.1)
Cash and cash equivalents - December 31	2,374.6	5,293.1
Cash and cash equivalents - June 30	$2,209.9	$2,367.0
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $17.7 and $19.2 for the six months ended June 30, 2015 and 2014, respectively)	$63.3	$57.7
Income taxes (net of refunds)	138.0	60.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6
Total comprehensive income (loss)	—	—	—	1,028.6	(588.0)	(0.2)	440.4
Stock option exercises	0.7	—	6.7	—	—	—	6.7
Amortization of stock based compensation	—	—	54.3	—	—	—	54.3
Forward contract and other repurchases of stock	(59.1)	(0.6)	(60.4)	(659.3)	—	—	(720.3)
Dividends ($1.00 per share)	—	—	—	(382.5)	—	—	(382.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax benefit related to share based compensation	—	—	2.0	—	—	—	2.0
Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	685.4	(467.7)	(2.0)	215.7
Stock option exercises	0.3	—	4.2	—	—	—	4.2
Amortization of stock based compensation	—	—	24.8	—	—	—	24.8
Repurchases of stock	(10.9)	(0.1)	(25.0)	(598.3)	—	—	(623.4)
Dividends ($0.525 per share)	—	—	—	(190.6)	—	—	(190.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Tax benefit related to share based compensation	—	—	1.0	—	—	—	1.0
Balance as of June 30, 2015	356.9	$3.6	$9.2	$11,065.4	$(941.4)	$15.0	$10,151.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except per share amounts and as otherwise designated)
(Unaudited)
1. Organization and Nature of Business
The Mosaic Company ("Mosaic", and, with its consolidated subsidiaries, "we", "us", "our", or the "Company") produces and markets concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method.
On March 15, 2015, we announced the realignment of our business segments (the "Realignment") to more clearly reflect our evolving business model. Our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment.
After the Realignment, we are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Phosphate Mine in Peru and our 25% interest in the Wa'ad Al Shamal Phosphate Company (the "Wa'ad Al Shamal Joint Venture") to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the Wa'ad Al Shamal Joint Venture production.

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

•
Our International Distribution business segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in several key international countries, including Brazil, Paraguay, India and China. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments, but also purchases and markets products from other suppliers.

Intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments prior to the Realignment, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
See Note 14 of our Condensed Consolidated Financial Statements in this report for segment results, recast to reflect the Realignment. The recasting of previously issued financial information does not represent a restatement of previously issued financial statements, and did not change our previously reported consolidated results of operations.
2. Share Repurchases
As previously reported, during the six months ended June 30, 2014, we repurchased all 21,647,007 Class A Shares, Series A-3, and 15,462,145 Class A Shares, Series A-2, held by two former stockholders (the "MAC Trusts") of Cargill, Incorporated ("Cargill") for an aggregate of $1.7 billion under a share repurchase agreement we entered into in December 2013 with the MAC Trusts (the "MAC Trusts Share Repurchase Agreement"). The remaining 6,184,863 Class A Shares, Series A-2 held by the MAC Trusts were subsequently repurchased under the MAC Trusts Share Repurchase Agreement for an aggregate of approximately $300 million. The MAC Trusts no longer own any Class A Shares.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February of 2014, our Board of Directors authorized a $1 billion share repurchase program ("2014 Repurchase Program"), allowing the Company to repurchase Class A Shares or shares of our Common Stock ("Common Stock"), through direct buybacks or in open market transactions. This authorization included the Family Trusts Share Repurchase Agreements described above and was in addition to the MAC Trusts Share Repurchase Agreement also described above. During the six months ended June 30, 2015, under the 2014 Repurchase Program, 2,560,277 shares of Common Stock were repurchased in the open market for an aggregate of approximately $123.3 million, bringing the total shares of Common Stock repurchased under this program to 18,339,060 shares.
On May 14, 2015, our Board of Directors authorized a new $1.5 billion share repurchase program ("2015 Repurchase Program"), allowing the Company to repurchase Class A Shares or shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date. In connection with the authorization of the 2015 Repurchase Program, the remaining amount of $149.4 million authorized under the 2014 Repurchase Program was terminated.
In May 2015, as an initial repurchase under the 2015 Repurchase Program, we entered into an accelerated share repurchase transaction ("ASR") to repurchase shares of our Common Stock for a payment of $500 million. In connection with the ASR, we received an initial delivery of 8,333,333 shares of Common Stock. These shares were accounted for as a reduction to shareholders' equity in our Condensed Consolidated Balance Sheet and are reflected in our EPS calculation for the three and six months ended June 30, 2015. We received an additional 2,773,514 shares upon closing of the transaction on July 28, 2015, bringing the total shares received under this program to 11,106,847 shares. The final average price per share was $45.02.
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
4. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changes the criteria for reporting a discontinued operation.  Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This guidance became effective prospectively for us beginning January 1, 2015, with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously.  This guidance did not have a material impact on our results of operations or financial position.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This guidance was initially expected to be effective for us beginning January 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. In July 2015, the FASB approved the deferral of the effective date of this standard by one year, and allows for adoption either at January 1, 2017 or January 1, 2018. We are currently evaluating the requirements of this standard, and have not yet determined the timing of adoption or the impact on our results of operations or financial position. Additionally, we have not yet determined which adoption method we will use or the date of implementation.
5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

(in millions)	June 30, 2015	December 31, 2014

Other current assets
Final price deferred(a)	$134.3	$49.9
Income and other taxes receivable	207.5	201.9
Prepaid expenses	86.7	63.8
Other	74.7	52.6
	$503.2	$368.2

Accrued liabilities
Non-income taxes	$33.6	$29.9
Payroll and employee benefits	145.9	172.8
Asset retirement obligations	105.8	87.9
Customer prepayments	225.5	101.6
Other	429.9	333.9
	$940.7	$726.1

Other noncurrent liabilities
Asset retirement obligations	$728.1	$771.6
Accrued pension and postretirement benefits	70.1	77.6
Unrecognized tax benefits	80.1	89.2
Other	133.2	261.6
	$1,011.5	$1,200.0

(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.

6. Earnings Per Share
For the three and six months ended June 30, 2015, the numerator for basic and diluted earnings per share ("EPS") is net earnings attributable to Mosaic. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, unless the shares are anti-dilutive.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and six months ended June 30, 2014, we used the two-class method to compute basic and diluted EPS. Earnings for the period were allocated pro-rata between the common stockholders and the participating securities. During the period, our only participating securities related to the Share Repurchase Agreements. Share repurchases under these agreements were completed during the third quarter of 2014. The numerator for basic and diluted EPS is net earnings for common stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period, excluding the effects of shares subject to forward contracts. The denominator for diluted EPS also includes the weighted average number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, unless the shares are anti-dilutive, and excludes the effects of shares subject to forward contracts.
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings attributable to Mosaic	$390.6	$248.4	$685.4	$466.0
Undistributed earnings attributable to participating securities	—	(6.3)	—	(19.5)
Numerator for basic and diluted earnings available to common stockholders	$390.6	$242.1	$685.4	$446.5
Basic weighted average number of shares outstanding	361.3	384.0	363.6	392.5
Shares subject to forward contract	—	(9.8)	—	(16.4)
Basic weighted average number of shares outstanding attributable to common stockholders	361.3	374.2	363.6	376.1
Dilutive impact of share-based awards	2.0	2.0	1.9	1.4
Diluted weighted average number of shares outstanding	363.3	376.2	365.5	377.5
Basic net earnings per share	$1.08	$0.65	$1.89	$1.19
Diluted net earnings per share	$1.08	$0.64	$1.88	$1.18
A total of 1.3 million shares of Common Stock subject to issuance upon exercise of stock options for the three and six months ended June 30, 2015 and 2014 have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the six months ended June 30, 2015, gross unrecognized tax benefits decreased by $0.9 million to $99.7 million. If recognized, approximately $90.0 million of the $99.7 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $16.8 million and $20.0 million as of June 30, 2015 and December 31, 2014, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Based upon the information available as of June 30, 2015, we anticipate that the amount of uncertain tax positions will change in the next twelve months; however, the change cannot reasonably be estimated.
For the three months ended June 30, 2015, tax expense specific to the period included a benefit of $9.7 million. This benefit is primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process. For the six months ended June 30, 2015, tax expense specific to the period included a benefit of $38.0 million, which is primarily related to the resolution of certain state tax matters, resulting in a benefit of $18.4 million, and a reduction in tax rate change for one of our equity method investments, resulting in a benefit of $7.5 million, in addition to the changes in estimates previously noted.
For the three months ended June 30, 2014, tax expense specific to the period included a benefit of $13.5 million, which primarily related to changes in estimates related to the filing of the December 31, 2013 tax returns for certain non-U.S. subsidiaries. For the six months ended June 30, 2014, we recorded tax benefits specific to the period of $76.0 million, which primarily related to the planned disposal of our distribution business in Argentina, as well as the changes in estimates previously noted.

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014

Raw materials	$55.7	$114.6
Work in process	443.1	505.1
Finished goods	1,039.9	1,025.5
Operating materials and supplies	73.5	73.1
	$1,612.2	$1,718.3
9. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2014	$648.4	$1,158.1	$—	$1,806.5
Foreign currency translation	—	(67.8)	(7.2)	(75.0)
Allocation of goodwill due to Realignment	(156.0)	—	156.0	—
Adjustment to goodwill acquired in ADM acquisition	—	—	(21.9)	(21.9)
Balance as of June 30, 2015	$492.4	$1,090.3	$126.9	$1,709.6
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
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $26.6 million and $32.5 million as of June 30, 2015 and December 31, 2014, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by EPA under RCRA. We have provided EPA with substantial amounts of information regarding the process water recycling practices and the hazardous waste handling practices at our phosphate production facilities in Florida and Louisiana, and EPA has inspected all of our currently operating processing facilities in the U.S. In addition to EPA’s inspections, our phosphates concentrates facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment.
We have received Notices of Violation ("NOVs") from EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. EPA issued similar NOVs to our competitors, including with respect to the Plant City Facility acquired in our March 17, 2014 acquisition of the Florida phosphate assets and assumption of certain related liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"), and referred the NOVs to the U.S. Department of Justice ("DOJ") for further enforcement. We currently are engaged in discussions with the DOJ and EPA with respect to our facilities (excluding the Plant City Facility). We believe we have substantial defenses to the allegations in the NOVs, including but not limited to previous EPA regulatory interpretations and inspection reports finding that the process water handling practices in question comply with the requirements of the exemption for extraction and beneficiation wastes. We intend to evaluate various alternatives and continue discussions to determine if a negotiated resolution can be reached. If it cannot, we intend to vigorously defend these matters in any enforcement actions that may be pursued.
We are negotiating the terms of a possible settlement with EPA, the DOJ, the Florida Department of Environmental Protection and the Louisiana Department of Environmental Quality (collectively, the "Government") and the final terms are not yet agreed upon or approved. If a settlement can be achieved, in all likelihood our commitments would be multi-faceted with key elements including, in general and among other elements, the following:

•	Incurring future capital expenditures likely to exceed $170 million in the aggregate over a period of several years.

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
As part of the acquisition of the Florida phosphate assets and assumption of certain related liabilities ("CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"), we assumed certain ARO related to Gypstack Closure Costs at both the Plant City, Florida phosphate concentrates facility (the "Plant City Facility") and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the Florida Department of Environmental Protection (the "FDEP") with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our most recent

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 to attain full funding status. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We deposited an additional $3 million in the Bonnie Facility Trust in the second quarter of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Trust.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the “CF NOV”) with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  In discussions with EPA following the acquisition, EPA encouraged us to consider a settlement that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend exist at the sulfuric acid plants at our other facilities in Florida.  However, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to “New Source Review” compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the Plant City NOV.
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
MicroEssentials® Patent Lawsuit
On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the "Missouri District Court"). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001and which would expire in 2018. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Our answer to the

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
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiffs’ patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiffs’ patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiffs’ remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiffs’ remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision, and on July 28, 2015, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a decision holding that all claims initially allowed to the plaintiffs by the PTO examiner should instead have been found invalid, because they were obvious when considered in light of the relevant prior art.  The Board referred the patent application back to the PTO examiner, who may consider whether any patent claims that might be sought by plaintiffs are permissible.  The stay in the Missouri District Court litigation is expected to remain in place during further PTO proceedings.
We believe that the plaintiffs’ allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $95 million. Approximately $65 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, tax credit cases for the period from 2004 to 2011; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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
11. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity and freight prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity, and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of June 30, 2015 and December 31, 2014, the gross asset position of our derivative instruments was $2.8 million and $9.0 million, respectively, and the gross liability position of our liability instruments was $60.8 million and $54.8 million, respectively.
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
As of June 30, 2015 and December 31, 2014, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2015	December 31, 2014
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,166.0	1,132.3
Natural gas derivatives	Commodity	MMbtu	30.2	24.4

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2015 and December 31, 2014, was $43.0 million and $41.7 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2015, we would have been required to post $38.2 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within eighteen months. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold or foreign currency transaction gain (loss). As of June 30, 2015 and December 31, 2014, the gross asset position of our foreign currency derivative instruments was $2.0 million and $4.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $49.0 million and $39.8 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold. As of June 30, 2015 and December 31, 2014, the gross asset position of our commodity derivative instruments was $0.1 million and $4.4 million, respectively, and the gross liability position of our commodity instruments was $11.8 million and $14.9 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,209.9	$2,209.9	$2,374.6	$2,374.6
Receivables, net	626.6	626.6	754.4	754.4
Accounts payable	858.2	858.2	797.3	797.3
Short-term debt	27.0	27.0	13.5	13.5
Long-term debt, including current portion	3,818.9	3,983.5	3,819.0	4,101.2
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of June 30, 2015, the net amount due to our non-consolidated companies totaled $135.2 million and the net amount due from them was $35.7 million at December 31, 2014.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Transactions with non-consolidated companies included in net sales	$358.2	$307.7	$622.1	$512.7
Transactions with non-consolidated companies included in cost of goods sold	368.2	191.3	480.9	288.7
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

Table of Contents	THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and six months ended June 30, 2015 and 2014 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended June 30, 2015
Net sales to external customers	$1,111.1	$727.4	$637.0	$12.0	$2,487.5
Intersegment net sales(a)	273.9	2.8	0.4	(277.1)	—
Net sales	1,385.0	730.2	637.4	(265.1)	2,487.5
Gross margin(a)	295.9	295.0	28.5	(11.5)	607.9
Operating earnings	259.4	258.8	7.7	(15.9)	510.0
Capital expenditures	117.6	88.0	16.5	5.3	227.4
Depreciation, depletion and amortization expense	98.5	81.7	4.6	6.3	191.1

Three months ended June 30, 2014
Net sales to external customers	$1,095.4	$760.1	$541.7	$43.0	$2,440.2
Intersegment net sales(a)	237.7	2.2	0.4	(240.3)	—
Net sales	1,333.1	762.3	542.1	(197.3)	2,440.2
Gross margin(a)	270.5	226.3	33.9	(9.6)	521.1
Operating earnings	219.1	188.7	16.0	(20.6)	403.2
Capital expenditures	104.4	93.8	10.5	5.3	214.0
Depreciation, depletion and amortization expense	92.5	92.0	2.3	7.5	194.3

Six months ended June 30, 2015
Net sales to external customers	$2,151.7	$1,379.8	$1,075.4	$19.7	$4,626.6
Intersegment net sales(a)	405.6	3.2	0.9	(409.7)	—
Net sales	2,557.3	1,383.0	1,076.3	(390.0)	4,626.6
Gross margin(a)	517.6	536.9	49.0	(76.4)	1,027.1
Operating earnings	449.8	463.0	10.6	(94.9)	828.5
Capital expenditures	246.4	182.7	20.3	7.5	456.9
Depreciation, depletion and amortization expense	192.7	161.0	7.4	12.8	373.9

Six months ended June 30, 2014
Net sales to external customers	$1,940.0	$1,486.5	$934.3	$65.7	$4,426.5
Intersegment net sales(a)	352.0	9.0	0.6	(361.6)	—
Net sales	2,292.0	1,495.5	934.9	(295.9)	4,426.5
Gross margin(a)	470.0	442.3	55.6	(35.1)	932.8
Operating earnings	365.0	358.9	23.8	(77.9)	669.8
Capital expenditures	219.9	237.7	18.5	12.8	488.9
Depreciation, depletion and amortization expense	171.7	178.8	4.3	13.9	368.7

Total assets as of June 30, 2015	$7,899.1	$8,473.1	$1,893.8	$(489.1)	$17,776.9
Total assets as of December 31, 2014	10,143.1	8,296.6	1,430.4	(1,587.1)	18,283.0

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. These transactions had the effect of increasing Phosphate segment revenues and gross margin by $75.0 million and $21.4 million, respectively, for the three and six months ended June 30, 2015. There were no intersegment sales of this type outstanding at June 30, 2014. Profits on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.

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
$301.7

Our unaudited pro-forma consolidated net sales for the three and six months ended June 30, 2014, including the effects of the ADM Acquisition and the CF Phosphate Assets Acquisition as if they had been consummated as of January 1, 2014, would have been approximately $2.6 billion and $4.9 billion, respectively, and our earnings attributable to Mosaic would have been approximately $242.3 million and $450.8 million, respectively. The pro-forma results include adjustments related to depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, depletion of acquired mineral rights, and the associated income tax impacts. The pro-forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro-forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or transaction or integration costs relating to the acquisitions.

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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended				Six months ended
	June 30,		2015-2014		June 30,		2015-2014
(in millions, except per share data)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net sales	$2,487.5	$2,440.2	$47.3	2%	$4,626.6	$4,426.5	$200.1	5%
Cost of goods sold	1,879.6	1,919.1	(39.5)	(2)%	3,599.5	3,493.7	105.8	3%
Gross margin	607.9	521.1	86.8	17%	1,027.1	932.8	94.3	10%
Gross margin percentage	24%	21%			22%	21%
Selling, general and administrative expenses	89.3	87.5	1.8	2%	189.8	207.4	(17.6)	(8)%
Other operating expense	8.6	30.4	(21.8)	(72)%	8.8	55.6	(46.8)	(84)%
Operating earnings	510.0	403.2	106.8	26%	828.5	669.8	158.7	24%
Loss in value of share repurchase agreement	—	(5.5)	5.5	NM	—	(65.5)	65.5	NM
Interest expense, net	(23.5)	(24.6)	1.1	(4)%	(54.8)	(51.3)	(3.5)	7%
Foreign currency transaction (loss) gain	(16.0)	(38.7)	22.7	(59)%	29.1	4.7	24.4	NM
Other expense	(7.8)	(1.3)	(6.5)	NM	(13.4)	(6.2)	(7.2)	116%
Earnings from consolidated companies before income taxes	462.7	333.1	129.6	39%	789.4	551.5	237.9	43%
Provision for income taxes	72.6	82.7	(10.1)	(12)%	103.3	80.1	23.2	29%
Earnings from consolidated companies	390.1	250.4	139.7	56%	686.1	471.4	214.7	46%
Equity in net earnings (loss) of nonconsolidated companies	0.9	(2.2)	3.1	NM	(0.5)	(5.5)	5.0	(91)%
Net earnings including noncontrolling interests	391.0	248.2	142.8	58%	685.6	465.9	219.7	47%
Less: Net earnings (loss) attributable to noncontrolling interests	0.4	(0.2)	0.6	NM	0.2	(0.1)	0.3	NM
Net earnings attributable to Mosaic	$390.6	$248.4	$142.2	57%	$685.4	$466.0	$219.4	47%
Diluted net earnings per share attributable to Mosaic	$1.08	$0.64	$0.44	69%	$1.88	$1.18	$0.70	59%
Diluted weighted average number of shares outstanding	363.3	376.2			365.5	377.5
Overview of Consolidated Results for the three months ended June 30, 2015 and 2014
Net sales increased to $2.5 billion for the three months ended June 30, 2015, compared to $2.4 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended June 30, 2015 were $390.6 million, or $1.08 per diluted share, compared to $248.4 million, or $0.64 per diluted share, for the period a year ago. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the first quarter of 2015, we realigned our business segments (the "Realignment") to more closely reflect our evolving business model. As part of the Realignment, our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment, as this is how our chief operating decision maker began viewing and evaluating our operations during the first quarter of 2015. The Corporate and Other category now includes intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments, debt expenses, and our legacy Argentina and Chile results. Our operating results for the three and six months ended June 30, 2014 have been recast to reflect the Realignment.
Operating earnings for the three months ended June 30, 2015 were favorably impacted by higher potash selling prices and lower costs, partially offset by lower potash sales volumes when compared to the same period in the prior year. After hitting a floor in the first quarter of 2014, potash prices continued to rise throughout 2014, led by increasing demand in Brazil, China and India. Potash prices have come under some pressure since the beginning of 2015, driven by cautious purchasing behavior due to lower commodity prices and increased imports into North America, but the overall realized prices for the current year quarter remained higher than the same period last year. Improvements in gross margin in the Potash segment in the current year quarter compared to the prior year were driven by higher production, the benefit of cost saving initiatives and favorable foreign exchange rates. In the current year quarter, lower potash sales volumes in North America were primarily due to increased imports in North America and high sales volumes in the prior year, as customers were refilling the pipeline. In addition, current period potash operating earnings were negatively impacted by higher Canadian Resource Tax expense related to recent Saskatchewan law changes regarding the treatment of capital expenditures.
Operating earnings were also positively impacted by higher phosphates sales volumes partially offset by lower selling prices compared to the same period in the prior year. The increase in Phosphates sales volumes was primarily driven by increased sales to customers in India in the current year period. Our average selling price for phosphates decreased from the same period in the prior year primarily due to higher imports into North America, lower raw material costs and lower overall commodity prices in the current year period.
Other Highlights
During the three months ended June 30, 2015:

•	We maintained a strong financial position, with cash and cash equivalents of $2.2 billion as of June 30, 2015.

•
We announced on May 13, 2015 that our Board of Directors elected James "Joc" C. O'Rourke, currently Executive Vice President – Operations and Chief Operating Officer, to succeed James T. Prokopanko as President and Chief Executive Officer, effective August 5, 2015.

•
Our Board of Directors approved, on May 14, 2015, a new share repurchase authorization in the amount of $1.5 billion, allowing Mosaic to repurchase Class A shares or shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise (the "2015 Repurchase Program"). The 2015 Repurchase Program has no set expiration date. In connection with the authorization of the 2015 Repurchase Program, the remaining amount of $149.4 million under our $1 billion share repurchase program authorized in February 2014 (the "2014 Repurchase Program") was terminated.

As an initial repurchase under the 2015 Repurchase Program, in May 2015 we entered into an accelerated share repurchase transaction ("ASR") to repurchase shares of our Common Stock for a payment of $500 million. In connection with the ASR, we received an initial delivery of 8,333,333 shares of Common Stock. These shares were accounted for as a reduction to shareholders' equity in our Condensed Consolidated Balance Sheet and are reflected in our EPS calculation for the three and six months ended June 30, 2015. We received an additional 2,773,514 shares upon closing of the transaction on July 28, 2015, bringing the total shares received under this program to 11,106,847 shares. The final average price per share was $45.02.

•
During the first six months of 2015, we completed the integration of our December 2014 purchase of Archer Daniels Midland Company's ("ADM") fertilizer distribution business and working capital in Brazil and Paraguay (the "ADM Acquisition"). We are on track to achieve the benefits of the transaction.

•	We continued to execute on our strategic projects:

◦
We made an equity contribution of $125 million to the Wa'ad Al Shamal Joint Venture. At June 30, 2015, our total investment is approximately $560 million. We estimate the cost to develop and construct the integrated phosphate production facilities to be approximately $8.0 billion, which is an increase of $500 million from the initial estimate. We and our joint venture partners, expect this amount to be funded through external debt facilities, including the one mentioned below, and investments by the joint venture members.

◦	Our Esterhazy K3 mine development remained on track to start producing ore in 2017.

◦	We continue our efforts to further expand MicroEssentials® capacity, to add an incremental 1.2 million tonnes, and bring total capacity to 3.5 million tonnes.

•	We recorded a foreign currency transaction loss of $16.0 million for the three months ended June 30, 2015 compared with a loss of $38.7 million for the same period a year ago.

•
We recorded a net unrealized mark-to-market gain, included in Corporate, Eliminations and Other, of $27.2 million in cost of goods sold for the three months ended June 30, 2015, primarily on foreign currency derivatives, compared with a gain of $26.0 million for the same period in the prior year, also primarily on foreign currency derivatives.

During the three months ended June 30, 2014:

•
We continued to repurchase the shares under a share repurchase agreement (the "MAC Trusts Share Repurchase Agreement") we entered with two former Cargill stockholders (the "MAC Trusts"). At June 30, 2014, we had repurchased all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 15,462,145 Class A Shares, Series A-2, for an aggregate of approximately $1.7 billion.

•
On April 15, 2014, we signed definitive agreements with Archer Daniels Midland Company ("ADM") to acquire its fertilizer distribution business and working capital in Brazil and Paraguay (the "ADM Acquisition"). The acquisition was completed on December 17, 2014 for $301.7 million. Under the terms of the acquisition agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

The parties also negotiated the terms of five-year fertilizer supply agreements providing for us to supply ADM's fertilizer needs in Brazil and Paraguay.

•	On June 30, 2014, the Wa'ad Al Shamal Joint Venture entered into funding facilities with a consortium of 20 financial institutions for a total amount of $5.0 billion.

•	We entered into an agreement to sell the salt operations at our Hersey, Michigan mine for approximately $55 million. The sale was completed in July 2014.
Overview of Consolidated Results for the six months ended June 30, 2015 and 2014
Net earnings attributable to Mosaic for the six months ended June 30, 2015 were $685.4 million, or $1.88 per diluted share, compared to $466.0 million, or $1.18 per diluted share, for the same period a year ago. Net earnings for the six months ended June 30, 2015, included discrete income tax benefits of $38 million, or $0.10 per diluted share. Included in net earnings for the six months ended June 30, 2014 is a charge of $66 million, or $0.17 per diluted share, related to the change in value of our Share Repurchase Agreements, and discrete income tax benefits of approximately $76 million, or $0.19 per diluted share.
Results for the six months ended June 30, 2015 and 2014 reflected the factors discussed above for the three months ended June 30, 2015 and 2014 in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the six months ended June 30, 2015, were favorably impacted by higher potash selling prices and lower costs, partially offset by lower potash sales volumes when compared to the same period in the prior year as discussed above. Improvements in operating earnings in the Potash segment in the current year quarter compared to the prior year were driven by higher production, the benefit of cost saving initiatives and favorable foreign exchange rates.
Higher phosphates sales volumes and selling prices, partially offset by the effect of higher raw material costs, also contributed to the increase in operating earnings for the six months ended June 30, 2015, compared to the same period in the prior year. Phosphates sales volumes were higher than the prior year period due to the reasons discussed above and to more tonnes available from our March 17, 2014 acquisition of the Florida phosphate assets and assumption of certain related liabilities ("CF Phosphate Assets Acquisition") of CF Industries, Inc. Phosphates selling prices increased from the same period in the prior year as a result of the closure of certain U.S. phosphate production facilities, an increase in raw material costs and strong international demand, primarily from India.
Other noteworthy matters during the six months ended June 30, 2015 included:

•
Effective January 1, 2015, our entitlement of Canpotex sales changed to approximately 40.6% from approximately 38.8%, following the successful completion of a proving run of our Colonsay mine expansion in December 2014.

•	In March 2015, our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, effective with the dividend declaration in May 2015.
During the six months ended June 30, 2014:

•
We purchased 37.1 million Class A Shares, Series A-2 and A-3 under the MAC Trusts Share Repurchase Agreement for approximately $1.7 billion. In addition, in February 2014, our Board of Directors authorized the 2014 Repurchase Program. We purchased 8.4 million shares under this program, including approximately 8.2 million shares under the share repurchase agreements entered in February 2014 with certain Cargill family member trusts (the "Family Trusts Share Repurchase Agreements").

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2015-2014		June 30,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net sales:
North America	$704.5	$724.4	$(19.9)	(3)%	$1,387.6	$1,282.9	$104.7	8%
International	680.5	608.7	71.8	12%	1,169.7	1,009.1	160.6	16%
Total	1,385.0	1,333.1	51.9	4%	2,557.3	2,292.0	265.3	12%
Cost of goods sold	1,089.1	1,062.6	26.5	2%	2,039.7	1,822.0	217.7	12%
Gross margin	$295.9	$270.5	$25.4	9%	$517.6	$470.0	$47.6	10%
Gross margin as a percent of net sales	21%	20%			20%	21%

Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America(a)	895	948	(53)	(6)%	1,846	1,694	152	9%
International(a) (b)	1,224	1,040	184	18%	1,978	1,690	288	17%
MicroEssentials® (b)	516	481	35	7%	956	991	(35)	(4)%
Feed and Other (b)	153	168	(15)	(9)%	304	312	(8)	(3)%
Total Phosphates Segment Tonnes	2,788	2,637	151	6%	5,084	4,687	397	8%
Average selling price per tonne:
DAP (FOB plant)	$450	$465	$(15)	(3)%	$454	$443	$11	2%

Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$417	$473	$(56)	(12)%	$463	$431	$32	7%
Sulfur (long ton)	161	128	33	26%	154	114	40	35%
Blended rock (metric tonne)	61	68	(7)	(10)%	61	67	(6)	(9)%

Production volume (in thousands of metric tonnes)	2,504	2,458	46	2%	4,802	4,429	373	8%

(a)	Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended June 30, 2015 and 2014
The Phosphates segment’s net sales increased to $1.4 billion for the three months ended June 30, 2015, compared to $1.3 billion for the three months ended June 30, 2014. Higher sales volumes in the current year period resulted in increased net sales of approximately $60 million, partially offset by lower selling prices, which had an unfavorable impact on net sales of approximately $5 million.
Our average diammonium phosphate ("DAP") selling price was $450 per tonne for the three months ended June 30, 2015, a decrease of 3% from the same period a year ago. Selling prices in the current year quarter are lower than the prior year period due to higher imports into North America, lower raw material costs and lower commodity prices in the current year period.
The Phosphates segment’s sales volumes were higher, with 2.8 million tonnes for the three months ended June 30, 2015 compared to 2.6 million tonnes for the same period in the prior year, due to higher export sales, primarily to customers in India.
Gross margin for the Phosphates segment increased to $295.9 million for the three months ended June 30, 2015, from $270.5 million for the three months ended June 30, 2014. Higher sales volumes and lower production costs favorably impacted gross margin by approximately $10 million each. Lower ammonia and consumed rock costs had favorable gross margin impacts of approximately $30 million and $20 million, respectively, partially offset by higher sulfur costs of approximately $40 million as further discussed below. As a result of these factors, gross margin as a percentage of net sales was 21% for the three months ended June 30, 2015 and 20% for the three months ended June 30, 2014.
The average consumed price for ammonia for our North American operations decreased to $417 per tonne for the three months ended June 30, 2015, from $473 in the same period a year ago. The average consumed sulfur price for our North American operations increased to $161 per long ton for the three months ended June 30, 2015, from $128 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock decreased to $61 per tonne for the three months ended June 30, 2015, from $68 per tonne for the three months ended June 30, 2014. Rock costs in the prior year included approximately $36 million for the amortization of the fair market value adjustment of phosphate rock purchased as part of the CF Phosphate Assets Acquisition. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations increased to 7% for the three months ended June 30, 2015, from 6% in the same period a year ago. The percentage of phosphate rock purchased from unrelated parties in the production of finished phosphate product was 2% for the three months ended June 30, 2015 and 2014.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 2.5 million tonnes for the three months ended June 30, 2015 and 2014. Our operating rate for processed phosphate production was 86% for the quarter ended June 30, 2015 compared to 84% for the quarter ended June 30, 2014.
Our North American phosphate rock production was 3.8 million tonnes for the three months ended June 30, 2015, compared with 3.6 million tonnes during the same period a year ago.
Six months ended June 30, 2015 and 2014
The Phosphates segment’s net sales were $2.6 billion for the six months ended June 30, 2015 compared to $2.3 billion for the six months ended June 30, 2014. Higher sales volumes and average selling prices had favorable impacts on net sales of approximately $160 million and $100 million, respectively, for the current year period when compared to the prior year period.
Our average DAP selling price was $454 per tonne for the six months ended June 30, 2015, an increase of 2% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of 5.1 million tonnes for the six months ended June 30, 2015 increased by 0.4 million tonnes over the same period a year ago, due primarily to the increased sales to customers in India and additional tonnes available from the CF Phosphate Assets Acquisition.
Gross margin for the Phosphates segment increased to $517.6 million for the six months ended June 30, 2015, from $470.0 million in the six months ended June 30, 2014. Higher average selling prices and sales volumes resulted in an increase to gross margin of approximately $100 million and $30 million, respectively. This was offset by higher raw material costs, which had an unfavorable impact on gross margin of approximately $80 million as further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 20% for the six months ended June 30, 2015, from 21% for the six months ended June 30, 2014.
The average consumed price for ammonia for our North American operations increased to $463 per tonne for the six months ended June 30, 2015, from $431 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $154 per long ton for the six months ended June 30, 2015, from $114 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock was $61 per tonne for the six months ended June 30, 2015, compared to $67 per tonne for the same period in the prior year. The prior year included a negative impact of approximately $51 million related to the CF Phosphates Asset Acquisition, primarily due to the fair market value adjustment discussed above. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was comparable, at 8%, for the six months ended June 30, 2015 and 2014. The percentage of phosphate rock purchased from unrelated parties in the production of finished phosphate product was 1% and 3%, respectively, for the six months ended June 30, 2015 and 2014.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.8 million tonnes for the six months ended June 30, 2015, compared to 4.4 million tonnes for the same period of the prior year. The increase in production is primarily due to approximately 0.3 million tonnes of additional production from the Plant City facility acquired in March 2014, as part of the CF Phosphate Assets Acquisition.
Our North American phosphate rock production was 7.1 million tonnes for the six months ended June 30, 2015 and 2014. In the prior year period, we had production of 0.8 million tonnes from our Hookers Prairie, Florida mine, which we closed in June 2014. This lower production was offset by additional production of 0.6 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphate Assets Acquisition during the first quarter of 2014, and increased production at our legacy mines during the current year period.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2015-2014		June 30,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net sales:
North America	$372.3	$434.8	$(62.5)	(14)%	$753.4	$941.2	$(187.8)	(20)%
International	357.9	327.5	30.4	9%	629.6	554.3	75.3	14%
Total	730.2	762.3	(32.1)	(4)%	1,383.0	1,495.5	(112.5)	(8)%
Cost of goods sold	435.2	536.0	(100.8)	(19)%	846.1	1,053.2	(207.1)	(20)%
Gross margin	$295.0	$226.3	$68.7	30%	$536.9	$442.3	$94.6	21%
Gross margin as a percent of net sales	40%	30%			39%	30%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	641	873	(232)	(27)%	1,218	1,983	(765)	(39)%
International	1,544	1,427	117	8%	2,790	2,492	298	12%
Total	2,185	2,300	(115)	(5)%	4,008	4,475	(467)	(10)%
Non-agricultural	157	200	(43)	(22)%	358	380	(22)	(6)%
Total Potash Segment Tonnes	2,342	2,500	(158)	(6)%	4,366	4,855	(489)	(10)%
Average selling price per tonne (FOB plant):
MOP - North America(a)	$345	$308	$37	12%	$353	$303	$50	17%
MOP - International	244	225	19	8%	245	218	27	12%
MOP Average	280	267	13	5%	284	267	17	6%

Production volume (in thousands of metric tonnes)	2,362	2,044	318	16%	4,811	3,915	896	23%

(a)	This price excludes industrial and feed sales.
Three months ended June 30, 2015 and 2014
The Potash segment’s net sales decreased to $730.2 million for the three months ended June 30, 2015, compared to $762.3 million in the same period a year ago. The decrease was due to lower sales volumes, primarily in North America, that resulted in an unfavorable impact of approximately $90 million, partially offset by higher sales prices that resulted in an increase in net sales of approximately $60 million.
Our average MOP selling price was $280 per tonne for the three months ended June 30, 2015, an increase of $13 per tonne compared with the same period a year ago. Average potash selling prices are higher in the current year period due to the factors discussed in the Overview. Additionally, sales mix unfavorably affected the average MOP selling price.
The Potash segment’s sales volumes decreased to 2.3 million tonnes for the three months ended June 30, 2015, compared to 2.5 million in the same period a year ago, due to lower sales volumes in North America due to increased imports.
Gross margin for the Potash segment increased to $295.0 million for the three months ended June 30, 2015, from $226.3 million for the same period in the prior year. Gross margin was favorably impacted by approximately $60 million due to higher selling prices, partially offset by an unfavorable impact from decreased sales volumes of approximately $40 million. Costs, excluding resource taxes and royalties which are separately discussed below, favorably impacted gross margin by approximately $60 million. Improved costs included the benefit from favorable foreign exchange rates, the benefit of cost saving initiatives, and higher production which resulted in higher fixed cost absorption. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 40% for the three months ended June 30, 2015, compared to 30% for the same period a year ago.
We incurred $54.9 million in Canadian resource taxes for the three months ended June 30, 2015, compared with $44.8 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures primarily related to changes in Saskatchewan Resource Tax rules, and higher profitability in the current year period. We incurred $9.0 million in royalties in the three months ended June 30, 2015, compared to $7.2 million in the three months ended June 30, 2014.

We incurred $45.0 million in expenses, including depreciation on brine assets, and $5.2 million in capital expenditures, for brine inflows at our Esterhazy mine during the three months ended June 30, 2015, compared to $46.4 million and $4.0 million, respectively, in the three months ended June 30, 2014. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended June 30, 2015, potash production was 2.4 million tonnes, compared to 2.0 million tonnes for the three months ended June 30, 2014. Our operating rate for potash production was 90% for the current year period as we were rebuilding previously depleted inventory. In the prior year period, our operating rate was 76% as production and sales volumes were impacted by unplanned down time at our Carlsbad, New Mexico and Colonsay, Saskatchewan mines. Production and sales volumes in the prior year were also impacted by logistical challenges in North America.
Six months ended June 30, 2015 and 2014
The Potash segment’s net sales decreased to $1.4 billion for the six months ended June 30, 2015, compared to $1.5 billion in the same period a year ago. The decrease was primarily due to lower sales volumes that resulted in a decrease in net sales of approximately $240 million, partially offset by higher average selling prices that resulted in an increase of approximately $130 million.
Our average MOP selling price was $284 per tonne for the six months ended June 30, 2015, an increase of $17 per tonne compared with the same period a year ago. Average potash selling prices are higher in the current year period due to the factors discussed in the Overview.
The Potash segment’s sales volumes decreased to 4.4 million tonnes for the six months ended June 30, 2015, compared to 4.9 million tonnes in the same period a year ago, due to the lower sales volumes in North America as discussed above.
Gross margin for the Potash segment increased to $536.9 million for the six months ended June 30, 2015, from $442.3 million for the same period in the prior year. Gross margin was favorably impacted by approximately $130 million related to higher selling prices, offset by an unfavorable impact of approximately $130 million due to the decrease in sales volumes. Costs, excluding resource taxes and royalties which are separately discussed below, favorably impacted gross margin by approximately $160 million from the benefit of cost saving initiatives, higher production which resulted in higher fixed cost absorption, and the benefit of favorable foreign exchange rates. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 39% for the six months ended June 30, 2015, compared to 30% for the same period a year ago.
We incurred $133.0 million in Canadian resource taxes for the six months ended June 30, 2015, compared with $75.1 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures primarily related to changes in Saskatchewan Resource Tax rules and higher profitability in the current year period. We incurred $20.2 million in royalties in the six months ended June 30, 2015, compared to $13.1 million in the six months ended June 30, 2014, due to higher selling prices and production.
We incurred $89.0 million in expenses, including depreciation on brine assets, and $9.0 million in capital expenditures, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2015, compared to $90.6 million and $6.1 million, respectively, in the six months ended June 30, 2014.
For the six months ended June 30, 2015, potash production increased to 4.8 million tonnes compared to 3.9 million tonnes for the six months ended June 30, 2014, due to the factors discussed above.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2015-2014		June 30,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net Sales	$637.4	$542.1	95.3	18%	$1,076.3	$934.9	141.4	15%
Cost of goods sold	608.9	508.2	100.7	20%	1,027.3	879.3	148.0	17%
Gross margin	$28.5	$33.9	$(5.4)	(16)%	$49.0	$55.6	$(6.6)	(12)%
Gross margin as a percent of net sales	4%	6%			5%	6%
Gross margin per sales tonne	$19	$29			$20	$27
Sales volume (in thousands of metric tonnes)
Total	1,477	1,185	292	25%	2,454	2,056	398	19%
Realized prices ($/tonne)
Average price (FOB destination)	$427	$452	$(25)	(6)%	$434	$446	$(12)	(3)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	363	290	73	25%	501	384	117	30%
MicroEssentials® from Mosaic	198	168	30	18%	324	315	9	3%
Potash from Mosaic/Canpotex	769	484	285	59%	1,018	753	265	35%

Three months ended June 30, 2015 and 2014
The International Distribution segment’s net sales increased to $637.4 million for the three months ended June 30, 2015, compared to $542.1 million in the same period a year ago. The increase in net sales was primarily due to higher sales volumes that resulted in favorable impact of approximately $130 million, partially offset by the impact from lower selling prices of approximately $40 million.
The International Distribution segment’s sales volume increased to 1.5 million tonnes for the three months ended June 30, 2015, compared to 1.2 million tonnes in the same period a year ago, driven primarily by additional tonnes resulting from the ADM Acquisition. The overall average selling price decreased $25 per tonne to $427 per tonne in the current quarter due to product mix and a decline in the Brazilian price of raw materials included in crop nutrient blends ("Blends"), primarily nitrogen and potash.
Total gross margin for the three months ended June 30, 2015, decreased to $28.5 million or $19 per tonne from $33.9 million or $29 per tonne for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current quarter were unfavorably impacted by weaker customer sentiment driven by a delay in access to subsidized credit to farmers, lower commodity prices, and volatility in the Brazilian Real.
Six months ended June 30, 2015 and 2014
The International Distribution segment’s net sales increased to $1.1 billion for the six months ended June 30, 2015, compared to $0.9 billion in the same period a year ago. The increase was primarily due to higher sales volumes that resulted in a favorable impact in net sales of approximately $170 million, partially offset by a decrease in sales prices, which had an impact of approximately $30 million.
The International Distribution segment’s sales volume increased to 2.5 million tonnes for the six months ended June 30, 2015, compared to 2.1 million tonnes in the same period a year ago, driven primarily by additional tonnes from the ADM Acquisition. The overall average selling price decreased $12 per tonne to $434 per tonne for the six months ended June 30, 2015 primarily due to product mix and a decline in the prices of raw material used in Blends.
Our total gross margin for the six months ended June 30, 2015, decreased to $49.0 million or $20 per tonne from $55.6 million or $27 per tonne, respectively, for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current year period were unfavorably impacted due to the reasons mentioned above in the three-month discussion.
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

For the three months ended June 30, 2015, the gross margin for Corporate, Eliminations and Other was a loss of $11.5 million, which is comparable to a loss of $9.6 million for the three months ended June 30, 2014.
For the six months ended June 30, 2015, gross margin was a loss of $76.4 million compared to a loss of $35.1 million in the same period of the prior year. This change was driven by an increase in net unrealized mark-to-market losses of approximately $33.7 million compared to the prior year, primarily on foreign currency derivatives.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2015-2014		June 30,		2015-2014
(in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Selling, general and administrative expenses	$89.3	$87.5	$1.8	2%	$189.8	$207.4	$(17.6)	(8)%
Other operating expense	8.6	30.4	(21.8)	(72)%	8.8	55.6	(46.8)	(84)%
Loss in value of share repurchase agreement	—	(5.5)	5.5	NM	—	(65.5)	65.5	NM
Interest (expense)	(31.8)	(30.6)	(1.2)	4%	(66.6)	(61.7)	(4.9)	8%
Interest income	8.3	6.0	2.3	38%	11.8	10.4	1.4	13%
Interest expense, net	(23.5)	(24.6)	1.1	(4)%	(54.8)	(51.3)	(3.5)	7%
Foreign currency transaction (loss) gain	(16.0)	(38.7)	22.7	(59)%	29.1	4.7	24.4	NM
Other expense	(7.8)	(1.3)	(6.5)	NM	(13.4)	(6.2)	(7.2)	116%
Provision for income taxes	72.6	82.7	(10.1)	(12)%	103.3	80.1	23.2	29%
Selling, General and Administrative Expenses
For the three months ended June 30, 2015, selling, general and administrative expenses were $89.3 million, which is comparable to $87.5 million for the three months ended June 30, 2014.
For the six months ended June 30, 2015, selling, general and administrative expenses were $189.8 million compared to $207.4 million for the three months ended June 30, 2014. The prior year period included additional incentive compensation of approximately $15 million related to achievement of certain cost-saving initiatives.
Other Operating Expense
For the three months ended June 30, 2015, we had other operating expense of $8.6 million, compared with $30.4 million for the same period in the prior year. The three months ended June 30, 2014 included costs of approximately $10 million related to the wind down of operations at our Hookers Prairie, Florida phosphates mine, a loss of $5.6 million related to the closure of our Chile distribution business, and expenses of approximately $4 million related to cost-saving initiatives.
For the six months ended June 30, 2015, we had other operating expense of $8.8 million compared with $55.6 million for the same period in the prior year. In addition to changes for the three months as discussed above, the six months ended June 30, 2014 also included approximately $10 million of costs related to restructuring in our Potash segment and decommissioning of our Hersey potash mine and approximately $8 million related to the settlement of certain legal matters. A use tax refund of approximately $8 million also contributed to lower expense in the current year period.
Loss in Value of Share Repurchase Agreement
The loss in value of share repurchase agreement in the prior year is related to the remeasurement of our share repurchase obligation under the Share Repurchase Agreements to its present value.
Foreign Currency Transaction (Loss) Gain
For the three and six months ended June 30, 2015, we recorded a foreign currency transaction loss of $16.0 million and a gain of $29.1 million, respectively, compared with a loss of $38.7 million and a gain of $4.7 million for the same periods in the prior year. For the three months ended June 30, 2015, the loss was the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, and the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables. For the six months ended June 30, 2015, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, partially offset by the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables.
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
Other Expense
For the three and six months ended June 30, 2015, we had other expense of $7.8 million and $13.4 million, respectively, compared with $1.3 million and $6.2 million for the same periods in the prior year. The increase in expense in the current year periods is due to a write down of an equity investment of approximately $8 million recorded in the three months ended June 30, 2015.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

June 30, 2015	15.7%	$72.6
June 30, 2014	24.8%	82.7

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2015	13.1%	$103.3
June 30, 2014	14.5%	80.1
Income tax expense was $72.6 million and $103.3 million and the effective tax rates were 15.7% and 13.1% for the three and six months ended June 30, 2015, respectively.
For the three months ended June 30, 2015, tax expense specific to the period included a benefit of $9.7 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process. For the six months ended June 30, 2015, tax expense specific to the period included a benefit of $38.0 million, which is primarily related to the resolution of certain state tax matters that resulted in a benefit of $18.4 million and the reduction in the tax rate for one of our equity method investments that resulted in a benefit of $7.5 million.
For the three and six months ended June 30, 2014, our income tax expense was $82.7 million and $80.1 million and the effective tax rates were 24.8% and 14.5%, respectively. For the three months ended June 30, 2014, our rate was impacted by tax benefits specific to the period of $13.5 million, which primarily related to changes in estimates related to the filing of the December 31, 2013 tax return for certain non-U.S subsidiaries. For the six months ended June 30, 2014, tax expense specific to the period included a benefit of $76.0 million, which primarily related to the planned disposal of our distribution business in Argentina at that time. The business was subsequently sold in November 2014 and such benefit was realized. In addition to items specific to the period, the three and six months ended June 30, 2014 also included a cost of $18.1 million and $28.0 million, respectively, related to certain non-U.S. subsidiaries where we were not permanently reinvested.
In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. For the three and six months ended June 30, 2015, the income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate when compared to the three and six months ended June 30, 2014.
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
Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $2.2 billion, stockholders’ equity of approximately $10.2 billion, long-term debt of approximately $3.8 billion and short-term debt of approximately $27.0 million. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our asset and liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the six months ended June 30, 2015, we invested $456.9 million in capital expenditures and $125 million in the Wa'ad Al Shamal Joint Venture and returned cash to shareholders through share repurchases of $634.5 million (largely through the ASR as discussed above) and cash dividends of $189.5 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives, expected share repurchases and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At June 30, 2015, we had $1.48 billion available under our $1.5 billion credit facility.
In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and debt capacity, to fund our 2015 Repurchase Program, our commitments in connection with the Wa'ad Al Shamal Joint Venture, and certain financial assurance requirements related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 10 of our Notes to Condensed Consolidated Financial Statements.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.8 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2015. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $1.0 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use this cash for non-U.S. expansions and other investments outside the U.S.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2015 and 2014:

(in millions)	Six months ended
	June 30,		2015-2014
Cash Flow	2015	2014	Change	Percent
Net cash provided by operating activities	$1,238.6	$1,423.3	$(184.7)	(13)%
Net cash used in investing activities	(526.3)	(1,994.6)	1,468.3	(74)%
Net cash used in financing activities	(804.2)	(2,344.8)	1,540.6	(66)%
Operating Activities
During the six months ended June 30, 2015, net cash provided by operating activities decreased by $184.7 million to $1,238.6 million, from $1,423.3 million for the six months ended June 30, 2014. The decrease from the prior year period was due to an incremental investment in the working capital of 452.7 million. For the six months ended June 30, 2015, working capital increased $76.0 million compared to an increase of $528.7 million during the six months ended June 30, 2014. This was partially offset by our results of operations, after non-cash adjustments to net earnings, which contributed $1,162.6 million to cash flows from operating activities during the six months ended June 30, 2015, compared to a contribution of $894.6 million as computed on the same basis for the prior year period. That increase was primarily due to an increase in net earnings in the current year period.
The change in working capital for the six months ended June 30, 2015, was primarily driven by favorable impacts from the change in accounts receivable and accounts payable partially offset by the change in other current and noncurrent assets. The decrease in accounts receivable was primarily due to the timing of sales as we had less sales in June 2015 compared to December 2014. The increase in accounts payable for the six months ended June 30, 2015, is primarily due to the timing of purchases in our International Distribution segment as they prepare for their high season. Other current and noncurrent assets increased for the six months ended June 30, 2014 compared to December 31, 2014 due to an increase in our final price deferred product, which is product shipped to customers not yet priced. In December 2014, customers were pricing product in anticipation of future price increases.
In the prior year period, the favorable change in working capital was driven by a decrease in other current assets and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. The decrease in other current assets was due to a decrease in final price deferred product as a significant amount of product was priced and paid for by customers. The increase in accounts payable was primarily due to an increase in inventory purchased in Brazil as they prepared for their high season. The increase in accrued liabilities was related to an increase in customer prepayments in Brazil.

Investing Activities
Net cash used in investing activities was $526.3 million for the six months ended June 30, 2015, compared to $2.0 billion for the same period a year ago. In the prior year period, we completed the CF Phosphate Assets Acquisition for approximately $1.4 billion. In the current year period, we had lower capital expenditures of $456.9 million compared to $488.9 million in the prior year period. Capital expenditures decreased in the current year period due to lower Potash expansion spending and lower maintenance capital. Also, in the current year period, we received $47.9 million related to a working capital adjustment from our ADM Acquisition and invested $125.0 million in the Wa'ad Al Shamal Joint Venture.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2015, was $0.8 billion, compared to $2.3 billion for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the six months ended June 30, 2015, of approximately $634.5 million under our Repurchase Program, and dividends paid of $189.5 million. The decrease from the prior year was primarily due to higher share repurchases in the prior year period under the Share Repurchase Agreements.
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

•	build-up of inventories in the distribution channels for our products that can adversely affect our sales volumes and selling prices;

•	the effect of future product innovations or development of new technologies on demand for our products;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of the export association or any joint venture in which we participate;

•	shortages of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

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

•
changes in the environmental and other governmental regulation that applies to our operations, including federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting greenhouse gas emissions or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;

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

•
the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business and our investment in the Wa’ad Al Shamal Joint Venture and to successfully integrate and grow acquired businesses;

•
actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations and Canadian resource taxes and royalties, or the costs of the Wa’ad Al Shamal Joint Venture, its existing or future funding and our commitments in support of such funding;

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

•
changes in our relationships with other members of the export association or any joint venture in which we participate or their or our exit from participation in any such export association or joint venture, and other changes in our commercial arrangements with unrelated third parties;

•
the adequacy of our property, business interruption and casualty insurance policies to cover potential hazards and risks incident to our business, and our willingness and ability to maintain current levels of insurance coverage as a result of market conditions, our loss experience and other factors;

•
difficulties in fully realizing the benefits of the CF Ammonia Supply Agreements, including the risks that the anticipated cost savings from the agreements may not be fully realized or that the price of natural gas will rise or the market price for ammonia will fall to a level at which the natural gas based pricing under one of these agreements becomes disadvantageous to us; and

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
Foreign Currency Exchange Contracts
As of June 30, 2015 and December 31, 2014, the fair value of our major foreign currency exchange contracts was ($47.0) million and ($35.2) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2015			As of December 31, 2014
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2015	2016		2015	2016
Foreign Currency Exchange Forwards
Canadian Dollar			$(39.1)			$(36.6)
Notional (million US$) - long Canadian Dollars	$469.1	$230.8		$732.9	$66.5
Weighted Average Rate - Canadian dollar to U.S. dollar	1.1660	1.2132		1.1120	1.1286

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$(7.8)			$(0.9)
Notional (million US$) - short Real	$276.1	$—		$136.1	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.1959	—		2.6483	—
Notional (million US$) - long Real	$39.9	$22.6		$96.5	$—
Weighted Average Rate - Brazilian real to U.S. dollar	2.9223	3.3336		2.6661	—
Indian Rupee			$(0.1)			$2.3
Notional (million US$) - short Rupee	$95.0	$—		$100.3	$—
Weighted Average Rate - Indian rupee to U.S. dollar	64.7378	—		62.7853	—

Total Fair Value			$(47.0)			$(35.2)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of June 30, 2015 and December 31, 2014, the fair value of our natural gas commodities contracts was $(11.7) million and $(12.6) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2015				As of December 31, 2014
	Expected Maturity Date				Expected Maturity Date
	Years ending December 31,				Years ending December 31,
	2015	2016	2017	Fair Value	2015	2016	Fair Value
Natural Gas Swaps				$(11.7)			$(12.6)
Notional (million MMBtu) - long	10.5	16.5	3.2		14.1	10.3
Weighted Average Rate (US$/MMBtu)	$3.01	$3.21	$3.50		$3.35	$3.33
Total Fair Value				$(11.7)			$(12.6)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2015.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 10 of our Condensed Consolidated Financial Statements in this report:

•
Nutrient Discharges into the Gulf of Mexico and Mississippi River Basin. On March 13, 2012, the Gulf Restoration Network, the Missouri Coalition for the Environment, the Iowa Environmental Council, the Tennessee Clean Water Network, the Minnesota Center for Environmental Advocacy, Sierra Club, the Waterkeeper Alliance, Inc., the Prairie Rivers Network, the Kentucky Waterways Alliance, the Environmental Law & Policy Center and the Natural Resources Defense Council, Inc. brought a lawsuit in the U.S. District Court for the Eastern District of Louisiana (the "Louisiana District Court") against EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin. In July 2011, EPA had denied the plaintiffs’ July 2008 petition seeking such standards. On May 30, 2012, the Louisiana District Court granted our motion to intervene in this lawsuit.

On September 20, 2013, the Louisiana District Court issued a decision in this matter, holding that while EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. EPA appealed this decision to the Fifth Circuit Court of Appeals (the "Court of Appeals") in November 2013. The Court of Appeals issued a decision on April 7, 2015, holding in substantial part that EPA was not obligated to make a determination that numeric nutrient criteria are or are not necessary, provided EPA gives a reasonable explanation for its conclusion. The Court of Appeals remanded the case to the Louisiana District Court to decide whether EPA can meet that burden.
We intend to defend vigorously EPA’s decision. In the event that EPA were to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico, we cannot predict what its requirements would be or the effects it would have on us or our customers.
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
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended June 30, 2015:

Issuer Repurchases of Equity Securities(a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value that may be yet purchased under the program(a)(b)
Common Stock
April 1, 2015 - April 30, 2015...................	—	—	—	—
May 1, 2015 - May 31, 2015.................	8,333,333	(a)	8,333,333	$1,000,000,000
June 1, 2015 - June 30, 2015.....................	—	—	—	$1,000,000,000
Total......................................	8,333,333	(a)	8,333,333	$1,000,000,000

(a) On February 11, 2014, we announced a share repurchase program allowing Mosaic to repurchase up to $1 billion of our Class A Shares or Common Stock, through direct buybacks or in open market transactions (the “2014 Repurchase Program”). On May 14, 2015, we announced a new share repurchase program allowing Mosaic to repurchase up to $1.5 billion of our Class A Shares or Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise (the “2015 Repurchase Program”). In connection with the authorization of the 2015 Repurchase Program, Mosaic terminated the remaining amount of $149.4 million authorized under the 2014 Repurchase Program.
In May 2015, as an initial repurchase under the 2015 Share Repurchase Program, Mosaic entered into an accelerated share repurchase program (the “ASR”) to repurchase shares of our Common Stock for a payment of $500 million. In connection with the ASR, Mosaic received an initial delivery of 8,333,333 shares of Common Stock. These shares of Common Stock were accounted for as a reduction to shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet. We received an additional 2,773,514 shares upon closing of the transaction on July 28, 2015, bringing the total shares received under this program to 11,106,847 shares. The final average price per share was $45.02.
(b) With respect to the 2015 Repurchase Program, amounts shown are at the end of the month shown. In May 2015, Mosaic terminated the remaining amount authorized under the 2014 Repurchase Program.
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

August 4, 2015

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