Form 10-Q
period 2015-09-30
MOSAIC CO
filed 2015-11-03
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 335,339,022 shares of Common Stock and 17,176,046 shares of Class A Common Stock and 0 shares of Class B Common Stock as of October 29, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$2,105.5	$2,250.7	$6,732.1	$6,677.2
Cost of goods sold	1,770.2	1,836.0	5,369.7	5,329.7
Gross margin	335.3	414.7	1,362.4	1,347.5
Selling, general and administrative expenses	76.6	83.9	266.3	291.3
Gain on assets sold and to be sold	—	(31.7)	—	(26.1)
Carlsbad restructuring expense	—	67.0	—	67.0
Other operating expense	12.7	18.2	21.6	68.1
Operating earnings	246.0	277.3	1,074.5	947.2
Gain (loss) in value of share repurchase agreement	—	5.3	—	(60.2)
Interest expense, net	(24.2)	(25.2)	(79.0)	(76.6)
Foreign currency transaction (loss) gain	(48.6)	27.1	(19.4)	31.8
Other (expense) income	(1.1)	0.1	(14.5)	(6.1)
Earnings from consolidated companies before income taxes	172.1	284.6	961.6	836.1
Provision for income taxes	10.1	77.6	113.4	157.7
Earnings from consolidated companies	162.0	207.0	848.2	678.4
Equity in net earnings of nonconsolidated companies	(1.3)	(4.1)	(1.9)	(9.6)
Net earnings including noncontrolling interests	160.7	202.9	846.3	668.8
Less: Net earnings attributable to noncontrolling interests	0.7	1.0	0.9	0.9
Net earnings attributable to Mosaic	$160.0	$201.9	$845.4	$667.9
Basic net earnings per share attributable to Mosaic	$0.45	$0.54	$2.35	$1.73
Diluted net earnings per share attributable to Mosaic	$0.45	$0.54	$2.33	$1.72
Basic weighted average number of shares outstanding	354.3	374.0	360.5	375.5
Diluted weighted average number of shares outstanding	356.0	375.9	362.3	377.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings including noncontrolling interest	$160.7	$202.9	$846.3	$668.8
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	(509.3)	(353.8)	(985.7)	(340.9)
Net actuarial gain (loss) and prior service cost, net of tax	(1.6)	1.1	3.6	4.0
Amortization of loss on interest rate swap, net of tax	0.7	7.7	2.0	9.0
Other comprehensive income (loss)	(510.2)	(345.0)	(980.1)	(327.9)
Comprehensive income (loss)	(349.5)	(142.1)	(133.8)	340.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2.2)	(0.7)	(4.2)	0.1
Comprehensive income (loss) attributable to Mosaic	$(347.3)	$(141.4)	$(129.6)	$340.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$1,284.9	$2,374.6
Receivables, net	675.1	754.4
Inventories	1,549.5	1,718.3
Deferred income taxes	175.0	148.7
Other current assets	578.5	368.2
Total current assets	4,263.0	5,364.2
Property, plant and equipment, net of accumulated depreciation of $4,940.8 million and $4,633.4 million, respectively	8,734.0	9,313.9
Investments in nonconsolidated companies	876.1	849.8
Goodwill	1,625.0	1,806.5
Deferred income taxes	423.6	394.4
Other assets (including cash set aside to fund RCRA)	1,196.2	554.2
Total assets	$17,117.9	$18,283.0
Liabilities and Equity
Current liabilities:
Short-term debt	$18.0	$13.5
Current maturities of long-term debt	42.2	41.0
Structured accounts payable arrangements	257.9	237.7
Accounts payable	657.0	559.6
Accrued liabilities	896.3	726.1
Deferred income taxes	—	3.7
Accrued income taxes	0.1	18.8
Total current liabilities	1,871.5	1,600.4
Long-term debt, less current maturities	3,738.1	3,778.0
Deferred income taxes	895.3	984.0
Other noncurrent liabilities	986.0	1,200.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Class A Common Stock, $0.01 par value, 194,203,987 shares authorized, 17,176,046 shares issued and outstanding as of September 30, 2015 and December 31, 2014	0.2	0.2
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 370,498,658 shares issued and 335,316,367 shares outstanding as of September 30, 2015, 369,987,783 shares issued and 350,364,236 shares outstanding as of December 31, 2014	3.4	3.5
Capital in excess of par value	0.9	4.2
Retained earnings	11,058.5	11,168.9
Accumulated other comprehensive income (loss)	(1,448.7)	(473.7)
Total Mosaic stockholders' equity	9,614.3	10,703.1
Noncontrolling interests	12.7	17.5
Total equity	9,627.0	10,720.6
Total liabilities and equity	$17,117.9	$18,283.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$846.3	$668.8
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	554.8	558.2
Deferred income taxes	(55.2)	(97.4)
Equity in net earnings of nonconsolidated companies, net of dividends	26.7	11.1
Accretion expense for asset retirement obligations	23.7	29.8
Share-based compensation expense	35.9	49.2
Amortization of acquired inventory	—	39.7
Change in value of share repurchase agreement	—	60.2
(Gain) on assets sold and to be sold	—	(26.1)
Carlsbad restructuring expense	—	67.0
Unrealized (gain) loss on derivatives	26.6	(5.3)
Loss on sale of fixed assets	18.2	8.2
Other	20.6	3.5
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	(59.1)	(64.0)
Inventories	(42.8)	38.3
Other current and noncurrent assets	(233.5)	216.7
Accounts payable	377.6	140.2
Accrued liabilities and income taxes	(8.8)	67.8
Other noncurrent liabilities	(10.3)	13.9
Net cash provided by operating activities	1,520.7	1,779.8
Cash Flows from Investing Activities:
Capital expenditures	(702.2)	(677.3)
Proceeds from sale of business	—	55.0
Restricted cash (as discussed in Note 10)	(630.0)	—
Acquisition of business	—	(1,375.8)
Proceeds from adjustment to acquisition of business	47.9	—
Investments in nonconsolidated companies	(125.0)	(152.0)
Return of investment from nonconsolidated companies	54.4	—
Other	6.0	(2.6)
Net cash used in investing activities	(1,348.9)	(2,152.7)
Cash Flows from Financing Activities:
Payments of short-term debt	(297.0)	(219.4)
Proceeds from issuance of short-term debt	302.5	186.0
Payments of structured accounts payable arrangements	(311.4)	(120.9)
Proceeds from structured accounts payable arrangements	329.8	253.0
Payments of long-term debt	(58.4)	(1.5)
Proceeds from issuance of long-term debt	5.9	807.2
Proceeds from stock option exercises	5.3	2.3
Repurchases of stock	(709.4)	(2,507.7)
Cash dividends paid	(287.8)	(288.6)
Other	(8.3)	0.2
Net cash used in financing activities	(1,028.8)	(1,889.4)
Effect of exchange rate changes on cash	(232.7)	(60.2)
Net change in cash and cash equivalents	(1,089.7)	(2,322.5)
Cash and cash equivalents - December 31	2,374.6	5,293.1
Cash and cash equivalents - September 30	$1,284.9	$2,970.6

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $25.9 and $27.8 for the nine months ended September 30, 2015 and 2014, respectively)	$68.1	$59.0
Income taxes (net of refunds)	186.5	38.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	425.9	$4.3	$1.6	$11,182.1	$114.3	$18.3	$11,320.6
Total comprehensive income (loss)	—	—	—	1,028.6	(588.0)	(0.2)	440.4
Stock option exercises	0.7	—	6.7	—	—	—	6.7
Amortization of stock based compensation	—	—	54.3	—	—	—	54.3
Forward contract and other repurchases of stock	(59.1)	(0.6)	(60.4)	(659.3)	—	—	(720.3)
Dividends ($1.00 per share)	—	—	—	(382.5)	—	—	(382.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax benefit related to share based compensation	—	—	2.0	—	—	—	2.0
Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	845.4	(975.0)	(4.2)	(133.8)
Stock option exercises	0.6	—	5.3	—	—	—	5.3
Amortization of stock based compensation	—	—	29.3	—	—	—	29.3
Repurchases of stock	(15.6)	(0.1)	(30.2)	(668.0)	—	—	(698.3)
Dividends ($0.80 per share)	—	—	—	(287.8)	—	—	(287.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax shortfall related to share based compensation	—	—	(7.7)	—	—	—	(7.7)
Balance as of September 30, 2015	352.5	$3.6	$0.9	$11,058.5	$(1,448.7)	$12.7	$9,627.0

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

•
Our International Distribution business segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in several key non-U.S. countries, including Brazil, Paraguay, India and China. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments, but also purchases and markets products from other suppliers.

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
2. Share Repurchases
As previously reported, during the nine months ended September 30, 2014, we repurchased all 21,647,007 Class A Shares, Series A-3, and 21,647,008 Class A Shares, Series A-2, held by two former stockholders (the "MAC Trusts") of Cargill, Incorporated ("Cargill") for an aggregate of $2.0 billion under a share repurchase agreement we entered into in December 2013 with the MAC Trusts (the "MAC Trusts Share Repurchase Agreement"). Of the Class A Shares, Series A-2, 6,184,863 were repurchased during the three months ended September 30, 2014 for an aggregate of approximately $300 million. The MAC Trusts no longer own any Class A Shares.
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
In February of 2014, our Board of Directors authorized a $1 billion share repurchase program ("2014 Repurchase Program"), allowing the Company to repurchase Class A Shares or shares of our Common Stock ("Common Stock"), through direct buybacks or in open market transactions. This authorization included the Family Trusts Share Repurchase Agreements described above and was in addition to the MAC Trusts Share Repurchase Agreement also described above. During the nine months ended September 30, 2015, under the 2014 Repurchase Program, 2,560,277 shares of Common Stock were repurchased in the open market for an aggregate of approximately $123.3 million, bringing the total shares of Common Stock repurchased under this program to 18,339,060 shares.
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
In May 2015, as an initial repurchase under the 2015 Repurchase Program, we entered into an accelerated share repurchase transaction ("ASR") to repurchase shares of our Common Stock for a payment of $500 million. In connection with the ASR, we received an initial delivery of 8,333,333 shares of Common Stock. These shares were accounted for as a reduction to shareholders' equity in our Condensed Consolidated Balance Sheet. The total number of shares of our Common Stock ultimately repurchased under the ASR, and therefore the average price paid per share, were determined at the end of the purchase period based on the volume-weighted average price of our Common Stock during that period, less an agreed discount. We received an additional 2,773,514 shares upon closing of the transaction on July 28, 2015. The final average price per share under the ASR was $45.02. From May 2015 through settlement in July 2015, the ASR was not dilutive to our earnings per share calculation. The unsettled portion of the ASR during that period met the criteria to be accounted for as a forward contract indexed to our Common Stock and qualified as an equity transaction, and did not trigger the two-class earnings per share methodology.
During the three months ended September 30, 2015, we also repurchased 1,891,620 shares of Common Stock in the open market under the 2015 Repurchase Program for approximately $74.9 million, bringing the total shares repurchased under the 2015 Repurchase Program to 12,998,467 shares (including the 2,773,514 shares received upon closing of the ASR). As of September 30, 2015, we have approximately $925.1 million remaining under this program.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At September 30, 2015 and December 31, 2014, these structured accounts payable arrangements were $257.9 million and $237.7 million, respectively.
We have corrected the presentation of certain previously-reported balances related to the structured accounts payable arrangements in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The error resulted in an overstatement of net cash provided by operating activities and a corresponding overstatement of net cash used in financing activities of $132.1 million for the nine months ended September 30, 2014. For the six months ended June 30, 2015, the error resulted in an understatement of net cash provided by operating activities of $98.1 million and a corresponding understatement of net cash used in financing activities. The error resulted in a $237.7 million overstatement of our accounts payable amounts as of December 31, 2014, which is now separately disclosed as structured accounts payable arrangements in the accompanying Condensed Consolidated Balance Sheets. We evaluated the effects of these errors in the previously issued consolidated financial statements for both the prior annual periods and interim periods of the current and prior years and concluded, based on the relevant quantitative and qualitative factors that the errors were not material, individually or in the aggregate, in relation to the consolidated financial statements taken as a whole.
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
5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

(in millions)	September 30, 2015	December 31, 2014

Other current assets
Final price deferred(a)	$232.6	$49.9
Income and other taxes receivable	185.2	201.9
Prepaid expenses	70.9	63.8
Other	89.8	52.6
	$578.5	$368.2

Other assets
MRO inventory	118.0	115.0
Restricted cash(b)	851.6	215.2
Other	226.6	224.0
	$1,196.2	$554.2

Accrued liabilities
Non-income taxes	$35.8	$29.9
Payroll and employee benefits	171.7	172.8
Asset retirement obligations	104.3	87.9
Customer prepayments	125.3	101.6
Other	459.2	333.9
	$896.3	$726.1

Other noncurrent liabilities
Asset retirement obligations	$715.9	$771.6
Accrued pension and postretirement benefits	66.0	77.6
Unrecognized tax benefits	77.8	89.2
Other	126.3	261.6
	$986.0	$1,200.0

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.
(b) Included in restricted cash, as of September 30, 2015, is $630 million that is committed to be placed in trust following the effectiveness of the consent decrees discussed under "EPA RCRA Initiative" in Note 10 of our Notes to Condensed Consolidated Financial Statements, as financial assurance to support certain estimated future asset retirement obligations.

6. Earnings Per Share
For the three and nine months ended September 30, 2015, the numerator for basic and diluted earnings per share ("EPS") is net earnings attributable to Mosaic. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, unless the shares are anti-dilutive.
For the three and nine months ended September 30, 2014, we used the two-class method to compute basic and diluted EPS. Earnings for the period were allocated pro-rata between the common stockholders and the participating securities. During the period, our only participating securities related to the Share Repurchase Agreements. Share repurchases under these agreements were completed during the third quarter of 2014. The numerator for basic and diluted EPS is net earnings for common stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period, excluding the effects of shares subject to forward contracts. The denominator for diluted EPS also includes the weighted average number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued, unless the shares are anti-dilutive, and excludes the effects of shares subject to forward contracts.
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings attributable to Mosaic	$160.0	$201.9	$845.4	$667.9
Undistributed earnings attributable to participating securities	—	(0.5)	—	(19.2)
Numerator for basic and diluted earnings available to common stockholders	$160.0	$201.4	$845.4	$648.7
Basic weighted average number of shares outstanding	354.3	375.0	360.5	386.6
Shares subject to forward contract	—	(1.0)	—	(11.1)
Basic weighted average number of shares outstanding attributable to common stockholders	354.3	374.0	360.5	375.5
Dilutive impact of share-based awards	1.7	1.9	1.8	1.5
Diluted weighted average number of shares outstanding	356.0	375.9	362.3	377.0
Basic net earnings per share	$0.45	$0.54	$2.35	$1.73
Diluted net earnings per share	$0.45	$0.54	$2.33	$1.72
A total of 1.6 million and 1.3 million shares of Common Stock subject to issuance upon exercise of stock options for the three and nine months ended September 30, 2015 and 1.3 million shares for the three and nine months ended September 30, 2014, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the nine months ended September 30, 2015, gross unrecognized tax benefits decreased by $2.7 million to $97.9 million. If recognized, approximately $90.0 million of the $97.9 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $30 million to $80 million due to the expected resolution of audit activity.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $16.5 million and $20.0 million as of September 30, 2015 and December 31, 2014, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the nine months ended September 30, 2015, tax expense specific to the period included a benefit of $40.5 million, which included a benefit of $18.4 million related to the resolution of certain state tax matters, a benefit of $14.6 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process, and a reduction in the tax rate change for one of our equity method investments, resulting in a benefit of $7.5 million.
For the three months ended September 30, 2014, tax expense specific to the period included a benefit of $28.8 million, which is primarily related to the $67.0 million pre-tax charges resulting from the decision to permanently discontinue production of muriate of potash ("MOP") at our Carlsbad, New Mexico facility. For the nine months ended September 30, 2014, we recorded tax benefits specific to the period of $104.8 million, which primarily related to the planned disposal of our distribution business in Argentina, changes in estimates related to the filing of the December 31, 2013 tax returns for certain non-U.S. subsidiaries, and the pre-tax charges at our Carlsbad, New Mexico facility previously noted.
8. Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014

Raw materials	$61.5	$114.6
Work in process	443.8	505.1
Finished goods	974.4	1,025.5
Operating materials and supplies	69.8	73.1
	$1,549.5	$1,718.3
9. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2014	$648.4	$1,158.1	$—	$1,806.5
Foreign currency translation	—	(143.1)	(16.5)	(159.6)
Allocation of goodwill due to Realignment	(156.0)	—	156.0	—
Adjustment to goodwill acquired in ADM acquisition	—	—	(21.9)	(21.9)
Balance as of September 30, 2015	$492.4	$1,015.0	$117.6	$1,625.0
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
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

occurred previously at these facilities, and could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $23.3 million and $32.5 million as of September 30, 2015 and December 31, 2014, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
We previously received Notices of Violation ("NOVs") from EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. EPA issued similar NOVs to our competitors, including with respect to the Plant City facility acquired in our March 17, 2014 acquisition of the Florida phosphate assets and assumption of certain related liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"), and referred the NOVs to the U.S. Department of Justice ("DOJ") for further enforcement.
Following negotiations with the DOJ and EPA, on September 30, 2015, we and our wholly owned subsidiary, Mosaic Fertilizer, LLC, entered into consent decrees (collectively, the "Consent Decrees") with EPA, the DOJ, the Florida Department of Environmental Protection ("FDEP") and the Louisiana Department of Environmental Quality (the "LDEQ") that, when effective, will resolve claims relating to our management of certain onsite waste materials at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. The Consent Decrees do not cover the Plant City, Florida phosphate concentrates facility that we acquired as part of the CF Phosphate Assets Acquisition (the "Plant City Facility"). On September 30, 2015, the Consent Decrees were lodged with the United States District Court for the Middle District of Florida and the United States District Court for the Eastern District of Louisiana, respectively. The Florida Consent Decree is subject to a 30-day public comment period and the Louisiana Consent Decree is subject to a 45-day public comment period, each ending in November 2015. Each Consent Decree is subject to approval by the appropriate court following the associated public comment period.
Under the Consent Decrees, we have committed to terms, including the following:

•	Payment of a cash penalty of approximately $8 million, in the aggregate.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $170 million in the aggregate.

•
Provision of meaningful additional financial assurance for the estimated costs of closure and post-closure care ("Gypstack Closure Costs") of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated asset retirement obligations ("ARO"), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2014, the undiscounted amount of our ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated Balance Sheet was approximately $543 million. After the Consent Decrees become effective, we will deposit cash, in the amount of approximately $630 million, into two trust funds which are expected to increase over time with reinvestment of earnings. The amount to be deposited corresponds to a material portion of our estimated Gypstack Closure Costs. At September 30, 2015, amounts to be held in such trust funds (including reinvested earnings) are classified as restricted cash and are included in other assets on our Condensed Consolidated Balance Sheets. We will also issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

In light of the amount of restricted cash referenced above, together with our strong operating cash flows, liquidity and capital resources, we believe that we have sufficient liquidity and capital resources to be able to fund the capital expenditures, financial assurance requirements and civil penalties provided for in the Consent Decrees.
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our updated closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 and an additional $1.7 million was deposited in the third quarter of 2015 to attain full funding status. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We deposited an additional $3 million in the Bonnie Facility Trust in the second quarter of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the Plant City Trust or the Bonnie Facility Trust.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the “CF NOV”) with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  In discussions with EPA following the acquisition, EPA encouraged us to consider a settlement that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend exist at the sulfuric acid plants at our other facilities in Florida.  While we currently are engaged in discussions with EPA to determine if a negotiated resolution can be reached, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to “New Source Review” compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the Plant City NOV.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Through an order entered by the court on September 25, 2014, Cargill was dismissed as a defendant, and the two original plaintiffs were replaced by a single plaintiff, JLSMN LLC, an entity to whom the patents were transferred.
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff's current patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff's remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision, and on July 28, 2015, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid, because they were obvious when considered in light of the relevant prior art.  The Board referred the patent application back to the PTO examiner, who may consider whether any patent claims that might be sought by plaintiff are permissible.  Both parties have filed requests for reconsideration of the Board's decision. Shell's request is merely to correct some numerical inconsistencies in the Board's decision, and plaintiff's request is to reverse the overall decision itself. Although no appeal from the Board's decision has yet been filed, such an appeal may occur, resulting in further delays. The stay in the Missouri District Court litigation is expected to remain in place during further PTO and any appeal proceedings.
We believe that the plaintiff's allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $78 million. Approximately $54 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, cases for the period from 2004 to 2011; while the majority of the remaining amount relates to various other non-income tax cases such as state value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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
11. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency and commodity derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of September 30, 2015 and December 31, 2014, the gross asset position of our derivative instruments was $15.0 million and $9.0 million, respectively, and the gross liability position of our liability instruments was $82.5 million and $54.8 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain/(loss) line in the Condensed Consolidated Statements of Earnings.
As of September 30, 2015 and December 31, 2014, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2015	December 31, 2014
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,237.6	1,132.3
Natural gas derivatives	Commodity	MMbtu	24.1	24.4
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2015 and December 31, 2014, was $53.5 million and $41.7 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015, we would have been required to post $53.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts, zero-cost collars, and futures, which typically expire within eighteen months. Valuations are based on exchange-quoted prices, which are classified as Level 1. Some of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. As of September 30, 2015 and December 31, 2014, the gross asset position of our foreign currency derivative instruments was $14.5 million and $4.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $64.1 million and $39.8 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. As of September 30, 2015 and December 31, 2014, the

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

gross asset position of our commodity derivative instruments was $0.5 million and $4.4 million, respectively, and the gross liability position of our commodity instruments was $15.0 million and $14.9 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,284.9	$1,284.9	$2,374.6	$2,374.6
Receivables, net	675.1	675.1	754.4	754.4
Accounts payable	657.0	657.0	559.6	559.6
Short-term debt	18.0	18.0	13.5	13.5
Structured accounts payable arrangements	257.9	257.9	237.7	237.7
Long-term debt, including current portion	3,780.3	3,894.9	3,819.0	4,101.2
For cash and cash equivalents, receivables, net, accounts payable, short-term debt and structured accounts payable arrangements, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.
13. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of September 30, 2015, the net amount due to our non-consolidated companies totaled $81.9 million and the net amount due from them was $35.7 million at December 31, 2014.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Transactions with non-consolidated companies included in net sales	$227.2	$178.2	$849.3	$690.9
Transactions with non-consolidated companies included in cost of goods sold	211.8	109.6	608.0	398.2
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Segment information for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended September 30, 2015
Net sales to external customers	$791.2	$485.5	$824.3	$4.5	$2,105.5
Intersegment net sales(a)	241.2	6.0	0.3	(247.5)	—
Net sales	1,032.4	491.5	824.6	(243.0)	2,105.5
Gross margin(a)	198.9	96.9	60.5	(21.0)	335.3
Operating earnings	157.2	65.7	44.0	(20.9)	246.0
Capital expenditures	117.5	118.7	4.1	5.0	245.3
Depreciation, depletion and amortization expense	96.0	75.1	3.3	6.5	180.9

Three months ended September 30, 2014
Net sales to external customers	$930.1	$590.3	$683.1	$47.2	$2,250.7
Intersegment net sales(a)	203.1	2.7	0.4	(206.2)	—
Net sales	1,133.2	593.0	683.5	(159.0)	2,250.7
Gross margin(a)	236.2	154.1	50.9	(26.5)	414.7
Carlsbad restructuring expense	—	67.0	—	—	67.0
Operating earnings	187.7	68.7	29.5	(8.6)	277.3
Capital expenditures	85.3	91.7	7.3	4.1	188.4
Depreciation, depletion and amortization expense	91.2	89.4	2.3	6.6	189.5

Nine months ended September 30, 2015
Net sales to external customers	$2,942.9	$1,865.3	$1,899.7	$24.2	$6,732.1
Intersegment net sales(a)	646.8	9.2	1.2	(657.2)	—
Net sales	3,589.7	1,874.5	1,900.9	(633.0)	6,732.1
Gross margin(a)	716.5	633.7	109.5	(97.3)	1,362.4
Operating earnings	607.0	528.6	54.6	(115.7)	1,074.5
Capital expenditures	374.2	301.6	13.9	12.5	702.2
Depreciation, depletion and amortization expense	288.7	236.1	10.7	19.3	554.8

Nine months ended September 30, 2014
Net sales to external customers	$2,870.1	$2,076.8	$1,617.4	$112.9	$6,677.2
Intersegment net sales(a)	555.1	11.7	1.0	(567.8)	—
Net sales	3,425.2	2,088.5	1,618.4	(454.9)	6,677.2
Gross margin(a)	706.2	596.4	106.4	(61.5)	1,347.5
Carlsbad restructuring expense	—	67.0	—	—	67.0
Operating earnings	552.7	427.6	53.2	(86.3)	947.2
Capital expenditures	305.2	329.4	25.8	16.9	677.3
Depreciation, depletion and amortization expense	262.9	268.2	6.6	20.5	558.2

Total assets as of September 30, 2015	$8,256.0	$8,246.6	$1,768.0	$(1,152.7)	$17,117.9
Total assets as of December 31, 2014	10,143.1	8,296.6	1,430.4	(1,587.1)	18,283.0

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. These transactions had the effect of increasing Phosphate segment revenues and gross margin by $101.8 million and $26.3 million, respectively, for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014 these transactions had the effect of increasing Phosphate segment revenues and gross margin by $71.9 million and $19.5 million, respectively. Revenues and cost of goods sold on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.

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
$301.7

Our unaudited pro-forma consolidated net sales for the three and nine months ended September 30, 2014, including the effects of the ADM Acquisition and the CF Phosphate Assets Acquisition as if they had been consummated as of January 1, 2014, would have been approximately $2.5 billion and $7.4 billion, respectively, and our earnings attributable to Mosaic would have been approximately $209.9 million and $660.7 million, respectively. The pro-forma results include adjustments related to depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, depletion of acquired mineral rights, and the associated income tax impacts. The pro-forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro-forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or transaction or integration costs relating to the acquisitions.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Guarantee
Guarantee of Payments
On August 6, 2015, Mosaic agreed to guarantee up to $100 million of payment obligations to a shipbuilder during the construction of two barge vessels that will be chartered to transport anhydrous ammonia, primarily for Mosaic’s operations. The entity that will own the vessels is an affiliate of the other 50% partner of Gulf Sulphur Services Ltd., LLLP, an entity which is 50% owned by Mosaic and accounted for as an equity method investment. The guarantee will remain in effect until final payment under the construction agreement.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended				Nine months ended
	September 30,		2015-2014		September 30,		2015-2014
(in millions, except per share data)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net sales	$2,105.5	$2,250.7	$(145.2)	(6)%	$6,732.1	$6,677.2	$54.9	1%
Cost of goods sold	1,770.2	1,836.0	(65.8)	(4)%	5,369.7	5,329.7	40.0	1%
Gross margin	335.3	414.7	(79.4)	(19)%	1,362.4	1,347.5	14.9	1%
Gross margin percentage	16%	18%			20%	20%
Selling, general and administrative expenses	76.6	83.9	(7.3)	(9)%	266.3	291.3	(25.0)	(9)%
Gain on assets sold and to be sold	—	(31.7)	31.7	NM	—	(26.1)	26.1	NM
Carlsbad restructuring expense	—	67.0	(67.0)	NM	—	67.0	(67.0)	NM
Other operating expense	12.7	18.2	(5.5)	(30)%	21.6	68.1	(46.5)	(68)%
Operating earnings	246.0	277.3	(31.3)	(11)%	1,074.5	947.2	127.3	13%
Gain (loss) in value of share repurchase agreement	—	5.3	(5.3)	NM	—	(60.2)	60.2	NM
Interest expense, net	(24.2)	(25.2)	1.0	(4)%	(79.0)	(76.6)	(2.4)	3%
Foreign currency transaction (loss) gain	(48.6)	27.1	(75.7)	NM	(19.4)	31.8	(51.2)	(161)%
Other (expense) income	(1.1)	0.1	(1.2)	NM	(14.5)	(6.1)	(8.4)	138%
Earnings from consolidated companies before income taxes	172.1	284.6	(112.5)	(40)%	961.6	836.1	125.5	15%
Provision for income taxes	10.1	77.6	(67.5)	(87)%	113.4	157.7	(44.3)	(28)%
Earnings from consolidated companies	162.0	207.0	(45.0)	(22)%	848.2	678.4	169.8	25%
Equity in net earnings of nonconsolidated companies	(1.3)	(4.1)	2.8	(68)%	(1.9)	(9.6)	7.7	(80)%
Net earnings including noncontrolling interests	160.7	202.9	(42.2)	(21)%	846.3	668.8	177.5	27%
Less: Net earnings attributable to noncontrolling interests	0.7	1.0	(0.3)	(30)%	0.9	0.9	—	—%
Net earnings attributable to Mosaic	$160.0	$201.9	$(41.9)	(21)%	$845.4	$667.9	$177.5	27%
Diluted net earnings per share attributable to Mosaic	$0.45	$0.54	$(0.09)	(17)%	$2.33	$1.72	$0.61	35%
Diluted weighted average number of shares outstanding	356.0	375.9			362.3	377.0

Overview of Consolidated Results for the three months ended September 30, 2015 and 2014
Net sales decreased to $2.1 billion for the three months ended September 30, 2015, compared to $2.3 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended September 30, 2015 were $160.0 million, or $0.45 per diluted share, compared to $201.9 million, or $0.54 per diluted share, for the year ago period. Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the first quarter of 2015, we realigned our business segments (the "Realignment") to more closely reflect our evolving business model. As part of the Realignment, our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment, as this is how our chief operating decision maker began viewing and evaluating our operations during the first quarter of 2015. The Corporate and Other category now includes intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments, debt expenses, and our legacy Argentina and Chile results. Our operating results for the three and nine months ended September 30, 2014 have been recast to reflect the Realignment.
Operating earnings for the three months ended September 30, 2015 were negatively impacted by lower potash sales volumes and average selling prices when compared to the same period in the prior year. Lower North American sales volumes of potash products in the current year quarter compared to the prior year quarter were due to delays in purchasing in the current year quarter as a result of cautious customer purchasing behavior and high sales volumes in the prior year, as customers were refilling the pipeline. After hitting a floor in the first quarter of 2014, potash prices continued to rise throughout 2014, led by increasing demand in Brazil, China and India. Potash prices have trended down in 2015, driven by cautious purchasing behavior due to lower commodity prices, global economic conditions and foreign exchange volatility, especially in Brazil.
Operating earnings for the three months ended September 30, 2015 were also negatively impacted by lower phosphates average selling prices and sales volumes compared to the same period in the prior year. Phosphates average selling prices were lower due to lower raw material costs and lower commodity prices in the current year period compared to the same period in the prior year. The decrease in Phosphates sales volumes was primarily driven by cautious customer purchasing behavior, which is due to the aforementioned factors.

Other Highlights
During the three months ended September 30, 2015:

•
We maintained a strong financial position, with cash and cash equivalents of $1.3 billion as of September 30, 2015, after setting aside $630 million in restricted cash that we expect to be placed in trust in the first quarter of 2016 as financial assurance to support certain estimated future asset retirement obligations, as discussed more fully in Note 10 of our Notes to Condensed Consolidated Financial Statements. The restricted cash balance is included in other assets in our Condensed Consolidated Balance Sheets.

•
During the quarter, we repurchased 1,891,620 shares of Common Stock in the open market for approximately $74.9 million under the $1.5 billion repurchase program authorized by our Board of Directors in May 2015 (the "2015 Repurchase Program"). In addition, on July 28, 2015, we received 2,773,514 shares of Common Stock upon the closing of an accelerated share repurchase transaction ("ASR") that we had entered into in May 2015, bringing the total shares of Common Stock repurchased under the 2015 Repurchase Program to 12,998,467 shares.

•	We continued to execute on our strategic projects:

◦	Our Esterhazy K3 mine development remained on track to start producing ore in 2017.

◦	We continue our efforts to further expand MicroEssentials® capacity, to add an incremental 1.2 million tonnes, and bring total capacity to 3.5 million tonnes.

◦	We received the first shipment of prilled sulfur in preparation for the planned completion of our sulfur melter later this year.

•	We recorded a foreign currency transaction loss of $48.6 million for the three months ended September 30, 2015, compared with a gain of $27.1 million for the same period a year ago.

•
We recorded a net unrealized mark-to-market loss, included in Corporate, Eliminations and Other, of $22.2 million in cost of goods sold for the three months ended September 30, 2015, primarily on foreign currency derivatives, compared with a loss of $23.3 million for the same period in the prior year, also primarily on foreign currency derivatives.

•	Effective August 5, 2015, James "Joc" C. O'Rourke, our former Executive Vice President - Operations and Chief Operating Officer, succeeded James T. Prokopanko as Chief Executive Officer and President.
During the three months ended September 30, 2014:

•
We continued to repurchase the shares under a share repurchase agreement (the "MAC Trusts Share Repurchase Agreement") we entered with two former Cargill stockholders (the "MAC Trusts"). At September 30, 2014, we had repurchased all 21,647,007 Class A Shares, Series A-3, held by the MAC Trusts, and 21,647,008 Class A Shares, Series A-2, for an aggregate of approximately $2.0 billion.

•	On July 29, 2014, we completed the sale of our salt operations at our Hersey, Michigan mine for approximately $55 million, resulting in a pre-tax gain of $13.5 million.

•
We announced our decision to permanently discontinue production of muriate of potash ("MOP") at our Carlsbad, New Mexico facility. In connection with this decision, we recorded pre-tax charges of $67 million, with the majority of the remaining costs recorded in the fourth quarter of 2014. We recorded a corresponding tax benefit of approximately $28 million in the quarter ended September 30, 2014.

•
We entered into an agreement to sell our Argentina distribution business assets. Relating to this agreement, we wrote up the assets, classified as held for sale, to their estimated fair value, which resulted in a gain of $18.2 million during the third quarter of 2014.

Overview of Consolidated Results for the nine months ended September 30, 2015 and 2014
Net earnings attributable to Mosaic for the nine months ended September 30, 2015 were $845.4 million, or $2.33 per diluted share, compared to $667.9 million, or $1.72 per diluted share, for the same period a year ago. Net earnings for the nine months ended September 30, 2015, included discrete income tax benefits of $41 million, or $0.11 per diluted share. Included in net earnings for the nine months ended September 30, 2014 is a charge of $60 million, or $0.15 per diluted share, related to the change in value of our Share Repurchase Agreements, and discrete income tax benefits of approximately $105 million, or $0.29 per diluted share.
Results for the nine months ended September 30, 2015 and 2014 reflected the factors discussed above for the three months ended September 30, 2015 and 2014, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the nine months ended September 30, 2015, were favorably impacted by higher potash selling prices and lower costs, including the benefit from a weaker Canadian dollar, partially offset by lower potash sales volumes when compared to the same period in the prior year. The lower potash sales volumes in the current year were primarily due to lower sales volumes in North America in the first half of 2015, resulting from increased imports into North America, when compared to the prior year, and for the reasons mentioned above in the three month discussion. In addition, current period potash operating earnings were negatively impacted by higher Canadian Resource Tax expense related to Saskatchewan law changes enacted in 2015 regarding the treatment of capital expenditures.
Higher Phosphates segment sales volumes and average selling prices, mostly offset by the higher raw material cost of sulfur, also contributed to the increase in operating earnings for the nine months ended September 30, 2015, compared to the same period in the prior year. The increase in sales volumes was due to more tonnes becoming available as a result of our March 17, 2014 acquisition of the Florida phosphate assets and assumption of certain related liabilities ("CF Phosphate Assets Acquisition") of CF Industries, Inc. Phosphates average selling prices increased from the same period in the prior year as a result of the closure of certain U.S. phosphate production facilities, an increase in raw material costs, particularly sulfur, and strong international demand, primarily from India.

Other noteworthy matters during the nine months ended September 30, 2015 included:

•
Effective January 1, 2015, our entitlement of Canpotex sales changed to approximately 40.6% from approximately 38.8%, following the successful completion of a proving run of our Colonsay mine expansion in December 2014.

•	In March 2015, our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, effective with the dividend declaration in May 2015.

•	During the nine months ended September 30, 2015, we repurchased 15,558,744 shares of Common Stock in the open market for an aggregate of approximately $698.2 million.

•
We completed the integration of our December 2014 purchase of Archer Daniels Midland Company's ("ADM") fertilizer distribution business and working capital in Brazil and Paraguay (the "ADM Acquisition"). We are on track to achieve the benefits of the ADM Acquisition described below.

•
We made an equity contribution of $125 million to the Wa'ad Al Shamal Joint Venture. At September 30, 2015, our total investment is approximately $507 million. We estimate the total cost to develop and construct the integrated phosphate production facilities to be approximately $8.0 billion, which is an increase of $500 million from the initial estimate. We and our joint venture partners expect this amount to be funded through external debt facilities, including the one mentioned below, and investments by the joint venture members.

•	We recorded a foreign currency transaction loss of $19.4 million for the nine months ended September 30, 2015 compared with a gain of $31.8 million for the same period a year ago.
During the nine months ended September 30, 2014:

•
We purchased 43.3 million Class A Shares, Series A-2 and A-3 under the MAC Trusts Share Repurchase Agreement for approximately $2.0 billion. In addition, in February 2014, our Board of Directors authorized a $1 billion share repurchase program (the "2014 Repurchase Program"). We purchased 9.9 million shares under this program, including approximately 8.2 million shares under the share repurchase agreements entered in February 2014 with certain Cargill family member trusts (the "Family Trusts Share Repurchase Agreements"). The remaining authorization of $149.3 million under the 2014 Repurchase Program was terminated in May 2015 in connection with our authorization of the 2015 Repurchase Program.

•
On April 15, 2014, we signed definitive agreements with ADM relating to the ADM Acquisition. The acquisition was completed on December 17, 2014 for $301.7 million. Under the terms of the acquisition agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. Over time, we expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

The parties also negotiated the terms of five-year fertilizer supply agreements providing for us to supply ADM's fertilizer needs in Brazil and Paraguay.

•	On June 30, 2014, the Wa'ad Al Shamal Joint Venture entered into funding facilities with a consortium of 20 financial institutions for a total amount of $5.0 billion.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2015-2014		September 30,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net sales:
North America	$569.9	$635.9	$(66.0)	(10)%	$1,957.5	$1,918.8	$38.7	2%
International	462.5	497.3	(34.8)	(7)%	1,632.2	1,506.4	125.8	8%
Total	1,032.4	1,133.2	(100.8)	(9)%	3,589.7	3,425.2	164.5	5%
Cost of goods sold	833.5	897.0	(63.5)	(7)%	2,873.2	2,719.0	154.2	6%
Gross margin	$198.9	$236.2	$(37.3)	(16)%	$716.5	$706.2	$10.3	1%
Gross margin as a percent of net sales	19%	21%			20%	21%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America(a)	709	805	(96)	(12)%	2,555	2,499	56	2%
International(a) (b)	819	878	(59)	(7)%	2,797	2,569	228	9%
MicroEssentials® (b)	389	357	32	9%	1,345	1,348	(3)	—%
Feed and Other (b)	132	136	(4)	(3)%	436	448	(12)	(3)%
Total Phosphates Segment Tonnes	2,049	2,176	(127)	(6)%	7,133	6,864	269	4%
Average selling price per tonne:
DAP (FOB plant)	$451	$463	$(12)	(3)%	$453	$449	$4	1%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$418	$508	$(90)	(18)%	$450	$457	$(7)	(2)%
Sulfur (long ton)	151	148	3	2%	153	125	28	22%
Blended rock (metric tonne)	61	60	1	2%	61	64	(3)	(5)%

Production volume (in thousands of metric tonnes)	2,434	2,480	(46)	(2)%	7,235	6,909	326	5%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended September 30, 2015 and 2014
The Phosphates segment’s net sales decreased to $1.0 billion for the three months ended September 30, 2015, compared to $1.1 billion for the three months ended September 30, 2014. Lower sales volumes and average selling prices in the current year period resulted in decreased net sales of approximately $60 million and $40 million, respectively.
Our average diammonium phosphate ("DAP") selling price was $451 per tonne for the three months ended September 30, 2015, a decrease of 3% from the same period a year ago due to the factor discussed in the Overview.
The Phosphates segment’s sales volumes were lower, with 2.1 million tonnes for the three months ended September 30, 2015 compared to 2.2 million tonnes for the same period in the prior year, due to the factors discussed in the Overview.

Gross margin for the Phosphates segment decreased to $198.9 million for the three months ended September 30, 2015, from $236.2 million for the three months ended September 30, 2014. Lower average selling prices and sales volumes negatively impacted gross margin by approximately $40 million and $20 million, respectively. These were partially offset by lower raw material costs of approximately $30 million, primarily as a result of lower ammonia costs as further discussed below. As a result of these factors and lower margins on MAP products, gross margin as a percentage of net sales was 19% for the three months ended September 30, 2015, compared to 21% for the same period in the prior year.
The average consumed price for ammonia for our North American operations decreased to $418 per tonne for the three months ended September 30, 2015, from $508 in the same period a year ago. The average consumed sulfur price for our North American operations increased slightly to $151 per long ton for the three months ended September 30, 2015, from $148 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock was $61 per tonne for the three months ended September 30, 2015, compared to $60 per tonne for the three months ended September 30, 2014. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations decreased to 4% for the three months ended September 30, 2015, from 7% in the same period a year ago.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients was 2.4 million tonnes for the three months ended September 30, 2015, compared to 2.5 million tonnes in the prior year period. Our operating rate for processed phosphate production was 83% for the quarter ended September 30, 2015, compared to 85% for the quarter ended September 30, 2014.
Our North American phosphate rock production was 3.5 million tonnes for each of the three months ended September 30, 2015 and 2014. We manage our rock production consistent with our long term mine plans.
Nine months ended September 30, 2015 and 2014
The Phosphates segment’s net sales were $3.6 billion for the nine months ended September 30, 2015 compared to $3.4 billion for the nine months ended September 30, 2014. Higher sales volumes and average selling prices had favorable impacts on net sales of approximately $110 million and $60 million, respectively, for the current year period when compared to the prior year period.
Our average DAP selling price was $453 per tonne for the nine months ended September 30, 2015, an increase of $4 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of 7.1 million tonnes for the nine months ended September 30, 2015 increased by 0.3 million tonnes over the same period a year ago, due primarily to additional tonnes available as a result of the 2014 CF Phosphate Assets Acquisition.
Gross margin for the Phosphates segment increased to $716.5 million for the nine months ended September 30, 2015, from $706.2 million in the nine months ended September 30, 2014. Higher average selling prices and sales volumes resulted in an increase to gross margin of approximately $60 million and $20 million, respectively. This was mostly offset by higher raw material costs of approximately $50 million. The increase in raw material costs was primarily related to increased sulfur costs in the current year period, partially offset by the prior year impact of approximately $40 million related to the CF Phosphates Asset Acquisition fair market value adjustment of phosphate rock. As a result of these factors, gross margin as a percentage of net sales decreased slightly to 20% for the nine months ended September 30, 2015, from 21% for the nine months ended September 30, 2014.
The average consumed price for ammonia for our North American operations was $450 per tonne for the nine months ended September 30, 2015, compared to $457 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $153 per long ton for the nine months ended September 30, 2015, from $125 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock decreased to $61 per tonne for the nine months ended September 30, 2015, from $64 per tonne for the same period in the prior year, primarily due to the fair market value adjustment discussed above. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations decreased to 7%, for the nine months ended September 30, 2015, from 8% for the same period in the prior year. The percentage of phosphate rock purchased from unrelated parties in the production of finished phosphate product was 1% and 2%, respectively, for the nine months ended September 30, 2015 and 2014.

Phosphates production of crop nutrient dry concentrates and animal feed ingredients was 7.2 million tonnes for the nine months ended September 30, 2015, compared to 6.9 million tonnes for the same period of the prior year. The increase in production is primarily due to approximately 0.3 million tonnes of additional production from the Plant City facility acquired in March 2014, as part of the CF Phosphate Assets Acquisition.
Our North American phosphate rock production was 10.6 million tonnes for the nine months ended September 30, 2015 compared to 10.5 million for the nine months ended September 30, 2014. In the prior year period, we had production of 0.8 million tonnes from our Hookers Prairie, Florida mine, which we closed in June 2014. This lower production was offset by additional production of 0.8 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphate Assets Acquisition during the first quarter of 2014, as well as increased production at our legacy mines during the current year period.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2015-2014		September 30,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net sales:
North America	$250.1	$371.4	$(121.3)	(33)%	$1,003.6	$1,312.5	$(308.9)	(24)%
International	241.4	221.6	19.8	9%	870.9	776.0	94.9	12%
Total	491.5	593.0	(101.5)	(17)%	1,874.5	2,088.5	(214.0)	(10)%
Cost of goods sold	394.6	438.9	(44.3)	(10)%	1,240.8	1,492.1	(251.3)	(17)%
Gross margin	$96.9	$154.1	$(57.2)	(37)%	$633.7	$596.4	$37.3	6%
Gross margin as a percent of net sales	20%	26%			34%	29%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	419	691	(272)	(39)%	1,637	2,674	(1,037)	(39)%
International	1,041	919	122	13%	3,833	3,411	422	12%
Total	1,460	1,610	(150)	(9)%	5,470	6,085	(615)	(10)%
Non-agricultural	166	198	(32)	(16)%	525	577	(52)	(9)%
Total Potash Segment Tonnes	1,626	1,808	(182)	(10)%	5,995	6,662	(667)	(10)%
Average selling price per tonne (FOB plant):
MOP - North America(a)	$293	$344	$(51)	(15)%	$338	$314	$24	8%
MOP - International (b)	236	232	4	2%	243	222	21	9%
MOP Average	265	291	(26)	(9)%	279	274	5	2%

Production volume (in thousands of metric tonnes)	1,749	1,666	83	5%	6,560	5,581	979	18%

(a) This price excludes industrial and feed sales.
(b) Includes sales volumes to our International Distribution segment.
Three months ended September 30, 2015 and 2014
The Potash segment’s net sales decreased to $491.5 million for the three months ended September 30, 2015, compared to $593.0 million in the same period a year ago. The decrease was due to lower sales volumes, primarily in North America, and lower average selling prices that resulted in unfavorable net sales impacts of approximately $90 million and $10 million, respectively.
Our average MOP selling price was $265 per tonne for the three months ended September 30, 2015, a decrease of $26 per tonne compared with the same period a year ago. Average potash selling prices are lower in the current year period due to the factors discussed in the Overview. Additionally, a higher proportion of export sales volumes unfavorably affected the average MOP selling price in the current year quarter compared to the prior year period.
The Potash segment’s sales volumes decreased to 1.6 million tonnes for the three months ended September 30, 2015, compared to 1.8 million in the same period a year ago, due to the factors discussed in the Overview.

Gross margin for the Potash segment decreased to $96.9 million for the three months ended September 30, 2015, from $154.1 million for the same period in the prior year. Gross margin was negatively impacted by approximately $60 million from the decrease in sales volumes and approximately $10 million due to lower average selling prices. Costs, excluding resource taxes and royalties which are separately discussed below, favorably impacted gross margin by approximately $20 million. Improved costs included the benefit from a weaker Canadian dollar, higher production, which resulted in higher fixed cost absorption, and the benefit of cost-saving initiatives. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 20% for the three months ended September 30, 2015, compared to 26% for the same period a year ago.
We incurred $59.1 million in Canadian resource taxes for the three months ended September 30, 2015, compared with $45.6 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures primarily related to changes in Saskatchewan Resource Tax law in 2015 which were finalized in the current quarter. We incurred $6.7 million in royalties in the three months ended September 30, 2015, compared to $5.5 million in the three months ended September 30, 2014.
We incurred $37.4 million in expenses, including depreciation on brine assets, and $13.3 million in capital expenditures, for brine inflows at our Esterhazy mine during the three months ended September 30, 2015, compared to $44.1 million and $5.0 million, respectively, in the three months ended September 30, 2014. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended September 30, 2015, potash production was 1.8 million tonnes, compared to 1.7 million tonnes for the three months ended September 30, 2014. Our operating rate for potash production was 67% for the current year period. In the prior year period, our operating rate was 62% as production was impacted by planned and unplanned down time at our Esterhazy and Belle Plaine, Saskatchewan mines and Carlsbad, New Mexico mine.
Nine months ended September 30, 2015 and 2014
The Potash segment’s net sales decreased to $1.9 billion for the nine months ended September 30, 2015, compared to $2.1 billion in the same period a year ago. The decrease was primarily due to lower sales volumes that resulted in a decrease in net sales of approximately $330 million, partially offset by higher average selling prices that resulted in an increase in net sales of approximately $120 million.
Our average MOP selling price was $279 per tonne for the nine months ended September 30, 2015, an increase of $5 per tonne compared with the same period a year ago. Potash prices have come under some pressure since the beginning of 2015, driven by the factors discussed in the Overview, but the overall realized prices for the current year still remained higher than for the same period last year.
The Potash segment’s sales volumes decreased to 6.0 million tonnes for the nine months ended September 30, 2015, compared to 6.7 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $633.7 million for the nine months ended September 30, 2015, from $596.4 million for the same period in the prior year. Gross margin was favorably impacted by approximately $120 million related to higher selling prices, offset by an unfavorable impact of approximately $180 million due to the decrease in sales volumes. Costs, excluding resource taxes and royalties which are separately discussed below, favorably impacted gross margin by approximately $180 million from the benefit of a weaker Canadian dollar, higher production, which resulted in higher fixed cost absorption, and the benefit of cost-saving initiatives. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 34% for the nine months ended September 30, 2015, compared to 29% for the same period a year ago.
We incurred $192.1 million in Canadian resource taxes for the nine months ended September 30, 2015, compared with $120.7 million in the same period a year ago. These taxes increased due to lower deductions for capital expenditures primarily related to changes in Saskatchewan Resource Tax law in 2015 and higher profitability in the current year period.

We incurred $27.0 million in royalties in the nine months ended September 30, 2015, compared to $18.6 million in the nine months ended September 30, 2014, due to higher selling prices and production.
We incurred $126.3 million in expenses, including depreciation on brine assets, and $22.4 million in capital expenditures, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2015, compared to $134.7 million and $10.9 million, respectively, in the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, potash production increased to 6.6 million tonnes compared to 5.6 million tonnes for the nine months ended September 30, 2014, due to the factors discussed above as well as logistical challenges in North America in the prior year period.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2015-2014		September 30,		2015-2014
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2015	2014	Change	Percent
Net Sales	$824.6	$683.5	$141.1	21%	$1,900.9	$1,618.4	$282.5	17%
Cost of goods sold	764.1	632.6	131.5	21%	1,791.4	1,512.0	279.4	18%
Gross margin	$60.5	$50.9	$9.6	19%	$109.5	$106.4	$3.1	3%
Gross margin as a percent of net sales	7%	7%			6%	7%
Gross margin per sales tonne	$30	$36			$24	$31
Sales volume (in thousands of metric tonnes)
Total	2,046	1,398	648	46%	4,500	3,453	1,047	30%
Realized prices ($/tonne)
Average price (FOB destination)	$400	$481	$(81)	(17)%	$418	$460	$(42)	(9)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	349	331	18	5%	850	714	136	19%
MicroEssentials® from Mosaic	155	83	72	87%	479	398	81	20%
Potash from Mosaic/Canpotex	556	261	295	113%	1,574	1,013	561	55%

Three months ended September 30, 2015 and 2014
The International Distribution segment’s net sales increased to $824.6 million for the three months ended September 30, 2015, compared to $683.5 million in the same period a year ago. The increase in net sales was primarily due to higher sales volumes that resulted in favorable impact of approximately $310 million, partially offset by the impact from lower selling prices of approximately $170 million.
The International Distribution segment’s sales volume increased to 2.0 million tonnes for the three months ended September 30, 2015, compared to 1.4 million tonnes in the same period a year ago, driven primarily by additional tonnes resulting from the December 2014 ADM Acquisition in Brazil. The overall average selling price decreased $81 per tonne to $400 per tonne in the current quarter due to a decline in the Brazilian price of raw materials included in crop nutrient blends ("Blends"), primarily nitrogen and potash, and increased demand for lower value products.
Total gross margin for the three months ended September 30, 2015, increased to $60.5 million from $50.9 million in the prior year period due to increased sales volumes as discussed above. Gross margin per tonne decreased to $30 per tonne for the three months ended September 30, 2015 from $36 per tonne for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current quarter were unfavorably impacted by lower prices driven by weaker customer sentiment which resulted from a lack of access to subsidized credit to farmers and volatility in the Brazilian Real.
Nine months ended September 30, 2015 and 2014
The International Distribution segment’s net sales increased to $1.9 billion for the nine months ended September 30, 2015, compared to $1.6 billion in the same period a year ago. The increase was primarily due to higher sales volumes that resulted in a favorable impact in net sales of approximately $480 million, partially offset by a decrease in sales prices, which had a negative impact of approximately $190 million, compared to the same period in the prior year.

The International Distribution segment’s sales volume increased to 4.5 million tonnes for the nine months ended September 30, 2015, compared to 3.5 million tonnes in the same period a year ago, driven primarily by additional tonnes from the December 2014 ADM Acquisition in Brazil. The overall average selling price decreased $42 per tonne to $418 per tonne for the nine months ended September 30, 2015 primarily due to factors discussed above for the three-month period.
Our total gross margin for the nine months ended September 30, 2015, increased to $109.5 million from $106.4 million in the same period in the prior year due to the increase in sales volumes as discussed above. The gross margin per tonne decreased to $24 per tonne from $31 per tonne for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current year period were unfavorably impacted due to the reasons mentioned above in the three-month discussion.
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
For the three months ended September 30, 2015, gross margin for Corporate Eliminations and Other was a loss of $21.0 million, comparable to a loss of $26.5 million for the same period in the prior year, primarily driven by net unrealized losses on foreign currency derivatives in both periods as discussed in the Overview.
For the nine months ended September 30, 2015, gross margin was a loss of $97.3 million compared to a loss of $61.5 million in the same period of the prior year. This change was driven by an increase in net unrealized mark-to-market losses of approximately $32.6 million compared to the prior year, primarily on foreign currency derivatives.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2015-2014		September 30,		2015-2014
(in millions)	2015	2014	Change	Percent	2015	2014	Change	Percent
Selling, general and administrative expenses	$76.6	$83.9	$(7.3)	(9)%	$266.3	$291.3	$(25.0)	(9)%
Gain on assets sold and to be sold	—	(31.7)	31.7	NM	—	(26.1)	26.1	NM
Carlsbad restructuring expense	—	67.0	(67.0)	NM	—	67.0	(67.0)	NM
Other operating expense	12.7	18.2	(5.5)	(30)%	21.6	68.1	(46.5)	(68)%
Gain (loss) in value of share repurchase agreement	—	5.3	(5.3)	NM	—	(60.2)	60.2	NM
Interest (expense)	(35.3)	(31.4)	(3.9)	12%	(101.9)	(93.1)	(8.8)	9%
Interest income	11.1	6.2	4.9	79%	22.9	16.5	6.4	39%
Interest expense, net	(24.2)	(25.2)	1.0	(4)%	(79.0)	(76.6)	(2.4)	3%
Foreign currency transaction (loss) gain	(48.6)	27.1	(75.7)	NM	(19.4)	31.8	(51.2)	(161)%
Other (expense) income	(1.1)	0.1	(1.2)	NM	(14.5)	(6.1)	(8.4)	138%
Provision for income taxes	10.1	77.6	(67.5)	(87)%	113.4	157.7	(44.3)	(28)%
Selling, General and Administrative Expenses
For the three months ended September 30, 2015, selling, general and administrative expenses were $76.6 million, compared to $83.9 million for the three months ended September 30, 2014. The decrease is primarily driven by integration costs from the CF Phosphate Assets Acquisition and costs related to the exit from our distribution businesses in Argentina and Chile incurred in the prior year, for an aggregate amount of approximately $4.4 million.

For the nine months ended September 30, 2015, selling, general and administrative expenses were $266.3 million compared to $291.3 million for the nine months ended September 30, 2014. The prior year period included additional incentive compensation of approximately $15 million related to achievement of certain cost-saving initiatives in addition to integration costs from the CF Phosphate Assets Acquisition and costs related to the exit from our distribution businesses in Argentina and Chile, for an aggregate amount of approximately $15.6 million.

(Gain) Loss on Assets Sold and To Be Sold
The gain on assets to be sold of $31.7 million for the three months ended September 30, 2014 includes a gain of $13.5 million from the sale of our salt operations at our Hersey, Michigan mine, combined with a gain of $18.2 million related to the agreement to sell our distribution business in Argentina. The gain of $26.1 million for the nine months ended September 30, 2014 also includes a loss of $5.6 million related to the closure of our Chile distribution business.
Carlsbad Restructuring Expense
The Carlsbad restructuring expense of $67 million for the three and nine months ended September 30, 2014 is related to our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility.
Other Operating Expense
For the nine months ended September 30, 2015, we had other operating expense of $21.6 million compared with $68.1 million for the same period in the prior year. The nine months ended September 30, 2014 included costs of approximately $10 million related to the wind down of operations at our Hookers Prairie, Florida phosphates mine, $10 million related to restructuring in our Potash segment and decommissioning of our Hersey potash mine, $8 million related to the settlement of certain legal matters, a loss of $5.6 million related to the closure of our Chile distribution business, and expenses of approximately $4 million related to cost-saving initiatives.
Loss in Value of Share Repurchase Agreement
The loss in value of share repurchase agreement in the prior year is related to the remeasurement of our share repurchase obligation under the Share Repurchase Agreements to its present value.
Foreign Currency Transaction (Loss) Gain
For the three and nine months ended September 30, 2015, we recorded foreign currency transaction losses of $48.6 million and $19.4 million, respectively, compared with gains of $27.1 million and $31.8 million, respectively, for the same periods in the prior year. For the three and nine months ended September 30, 2015, the loss was mainly due to the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables.
For the three and nine months ended September 30, 2014, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates.
During the current year quarter, we entered into U.S. dollar-denominated intercompany debt held by our Canadian affiliates which more than offset our U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates.
Other Expense
For the nine months ended September 30, 2015, we had other expense of $14.5 million compared to $6.1 million for the same period in the prior year. The increase in expense in the current year period is due to a write down of an equity investment of approximately $8 million recorded in the second quarter of this year.

Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

September 30, 2015	5.9%	$10.1
September 30, 2014	27.3%	77.6

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2015	11.8%	$113.4
September 30, 2014	18.9%	157.7
Income tax expense was $10.1 million and $113.4 million and the effective tax rates were 5.9% and 11.8% for the three and nine months ended September 30, 2015, respectively.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for items specific to the period. As our estimate of the annual effective tax rate changes between interim periods, we make cumulative adjustments such that the year to date income tax expense, excluding items specific to the period, reflects our estimated annual effective tax rate. These interim estimates are impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.
For the three and nine months ended September 30, 2015, the income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate when compared to the three and nine months ended September 30, 2014. In addition, for the three months ended September 30, 2015, the income tax rate was favorably impacted by the cumulative adjustment resulting from a reduction in our full-year estimated tax rate.
For the nine months ended September 30, 2015, tax expense specific to the period included a benefit of $40.5 million, including a benefit of $18.4 million related to the resolution of certain state tax matters, a benefit of $14.6 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process, and the reduction in the tax rate for one of our equity method investments that resulted in a benefit of $7.5 million.
For the three and nine months ended September 30, 2014, our income tax expense was $77.6 million and $157.7 million and the effective tax rates were 27.3% and 18.9%, respectively. For the three months ended September 30, 2014, our rate was impacted by tax benefits specific to the period of $28.8 million, which primarily related to the $67 million pre-tax charges resulting from the decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. For the nine months ended September 30, 2014, tax expense specific to the period included a benefit of $104.8 million, which primarily related to the intended sale of our distribution business in Argentina, changes in estimates related to the filing of the December 31, 2013 tax returns for certain non-U.S. subsidiaries, and the pre-tax charges at our Carlsbad, New Mexico facility previously noted.
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

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $1.3 billion, restricted cash to fund future obligations of $851.6 million, including the amount committed to be placed into trust funds as discussed under “EPA RCRA Initiative” in Note 10 of our Notes to Condensed Consolidated Financial Statements, stockholders’ equity of approximately $9.6 billion, and long-term debt of approximately $3.8 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets and our liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the nine months ended September 30, 2015, we invested $702.2 million in capital expenditures and $125 million in the Wa'ad Al Shamal Joint Venture and returned cash to shareholders through share repurchases of $709.4 million (largely through the ASR as discussed in Note 2 of our Condensed Consolidated Financial Statements in this report) and cash dividends of $287.8 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives, expected share repurchases and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At September 30, 2015, we had $1.48 billion available under our $1.5 billion credit facility.
In addition to our working capital and other normal liquidity requirements, we expect to utilize our available liquidity, including cash and cash equivalents and debt capacity, to fund our 2015 Repurchase Program and our commitments in connection with the Wa'ad Al Shamal Joint Venture. We have set aside $630 million in restricted cash, included in other assets in our Condensed Consolidated Balance Sheet at September 30, 2015, which we expect to be placed into trust funds in early 2016 to be used to fund future estimated costs of our AROs related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 10 of our Notes to Condensed Consolidated Financial Statements.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.8 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2015. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $1.1 billion of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use this cash for non-U.S. expansions and other investments outside the U.S.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2015 and 2014:

(in millions)	Nine months ended
	September 30,		2015-2014
Cash Flow	2015	2014	Change	Percent
Net cash provided by operating activities	$1,520.7	$1,779.8	$(259.1)	(15)%
Net cash used in investing activities	(1,348.9)	(2,152.7)	803.8	(37)%
Net cash used in financing activities	(1,028.8)	(1,889.4)	860.6	(46)%

Operating Activities
During the nine months ended September 30, 2015, net cash provided by operating activities decreased by $259.1 million to $1.5 billion, from $1.8 billion for the nine months ended September 30, 2014. Our results of operations, after non-cash adjustments to net earnings, contributed $1.5 billion to cash flows from operating activities during the nine months ended September 30, 2015, compared to a contribution of $1.4 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2015, we had a favorable working capital change of $23.1 million from December 31, 2014, compared to a favorable change of $412.9 million during the nine months ended September 30, 2014.
The change in working capital for the nine months ended September 30, 2015, was primarily driven by a favorable impact from the change in accounts payable partially offset by the change in other current and noncurrent assets. The increase in accounts payable for the nine months ended September 30, 2015 is primarily due to an increase in inventory purchases in our International Distribution business, primarily related to the ADM Acquisition, and the timing of payments as we have extended terms in Brazil as well. Other current and noncurrent assets unfavorably impacted working capital for the nine months ended September 30, 2015 compared to December 31, 2014 due to an increase in our final price deferred product, which is product shipped to customers not yet priced.
In the prior year period, cash flows from operating activities were favorably impacted by the change in working capital which was driven by a decrease in other current assets and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. The decrease in other current and noncurrent assets was primarily driven by a decrease in our income tax receivable due to the application of prior year tax refunds against current year tax liabilities, resulting in our paying less cash for taxes and due to a reduction in the working capital levels of Argentina and Chile. The increase in accounts payable, though less than in the current period, was primarily due to an increase in inventory purchases. The increase in accrued liabilities was due to an increase in accrued interest related to higher debt balances, and higher incentive accruals. The increase in accounts receivable was primarily related to an increase in sales in September 2014.
Investing Activities
Net cash used in investing activities was $1.4 billion for the nine months ended September 30, 2015, compared to $2.2 billion for the same period a year ago. Included in net cash used in investing activities in the current year quarter is $630 million, classified as restricted cash included in other assets, which we expect to be placed into trust funds in the first quarter of 2016, as financial assurance to support certain estimated future AROs, as discussed in Note 10 to our Condensed Consolidated Financial Statements in this report. In the prior year period, we completed the CF Phosphate Assets Acquisition for approximately $1.4 billion. In the current year period, we had higher capital expenditures of $702.2 million, compared to $677.3 million in the prior year period, due to higher opportunity capital. Also, in the current year period, we received $47.9 million related to a working capital adjustment from our ADM Acquisition, invested $125.0 million in the Wa'ad Al Shamal Joint Venture and received $54.4 million from the Wa'ad Al Shamal Joint Venture. In addition, in October, we funded an additional capital contribution of $100 million to the Wa'ad Al Shamal Joint Venture.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015, was $1.0 billion, compared to $1.9 billion for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the nine months ended September 30, 2015, of approximately $709.4 million under our Repurchase Program, and dividends paid of $287.8 million. The decrease from the prior year was primarily due to higher share repurchases in the prior year period under the Share Repurchase Agreements.
Debt Instruments, Guarantees and Related Covenants
See Note 11 to the Consolidated Financial Statements in our 10-K Report and Note 16 to our Condensed Consolidated Financial Statements in this report.

Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under "EPA RCRA Initiative", and in Note 10 to our Condensed Consolidated Financial Statements in this report.
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 16 to our Condensed Consolidated Financial Statements in this report.
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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of the export association or any joint venture in which we participate;

•	shortages or other unavailability of railcars, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

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

•
our use of cash and/or available debt capacity to fund share repurchases and financial assurance requirements arising in our business and strategic investments, that have reduced and are expected to continue to reduce our available cash and liquidity and increase our leverage;

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

•
difficulties in realizing the benefits of the CF Ammonia Supply Agreements, including the risks that the anticipated cost savings from the agreements may not be fully realized or that the price of natural gas will rise or the market price for ammonia will fall to a level at which the natural gas based pricing under one of these agreements, which we expect to commence in 2017 and will have a term of up to fifteen years, becomes disadvantageous to us; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 14 to the Consolidated Financial Statements in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
As of September 30, 2015 and December 31, 2014, the fair value of our major foreign currency exchange contracts was ($49.5) million and ($35.2) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2015			As of December 31, 2014
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2015	2016		2015	2016
Foreign Currency Exchange Forwards
Canadian Dollar			$(48.8)			$(36.6)
Notional (million US$) - long Canadian Dollars	$223.6	$384.5		$732.9	$66.5
Weighted Average Rate - Canadian Dollar to U.S. Dollar	1.1848	1.2484		1.1120	1.1286
Foreign Currency Exchange Collars
Canadian Dollar			$(1.6)			—
Notional (million US$) - long Canadian Dollars	—	$32.5		—	—
Weighted Average Participation Rate - Canadian Dollar to U.S. dollar	—	1.2714		—	—
Weighted Average Protection Rate - Canadian Dollar to U.S. dollar	—	1.1950		—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$0.5			$(0.9)
Notional (million US$) - short Real	$256.0	$138.0		$136.1	$—
Weighted Average Rate - Brazilian Real to U.S. Dollar	3.8611	4.1021		2.6483	—
Notional (million US$) - long Real	$19.4	$37.1		$96.5	$—
Weighted Average Rate - Brazilian Real to U.S. Dollar	3.0824	3.4659		2.6661	—
Indian Rupee			$0.6			$2.3
Notional (million US$) - short Rupee	$99.0	$38.5		$100.3	$—
Weighted Average Rate - Indian Rupee to U.S. Dollar	66.5240	67.2550		62.7853	—
Chinese Renminbi			(0.2)			—
Notional (million US$) - short Renminbi	$9.0	—		—	—
Weighted Average Rate - Chinese Renminbi to U.S. Dollar	6.5492	—		—	—	$—
Total Fair Value			$(49.5)			$(35.2)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2015 and December 31, 2014, the fair value of our natural gas commodities contracts was $(15.0) million and $(12.6) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2015				As of December 31, 2014
	Expected Maturity Date				Expected Maturity Date
	Years ending December 31,				Years ending December 31,
	2015	2016	2017	Fair Value	2015	2016	Fair Value
Natural Gas Swaps				$(15.0)			$(12.6)
Notional (million MMBtu) - long	4.4	16.5	3.2		14.1	10.3
Weighted Average Rate (US$/MMBtu)	$2.92	$3.11	$3.44		$3.35	$3.33
Total Fair Value				$(15.0)			$(12.6)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2015.

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
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended September 30, 2015:

Issuer Repurchases of Equity Securities(a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value that may be yet purchased under the program(a)
Common Stock
July 1, 2015 - July 31, 2015....................	2,773,514	$45.02	2,773,514	$1,000,000,000
August 1, 2015 - August 31, 2015...............	1,016,311	$39.44	1,016,311	$959,918,017
September 1, 2015 - September 30, 2015.........	875,309	$39.81	875,309	$925,067,864
Total.................................	4,665,134	$42.83	4,665,134	$925,067,864
(a) On May 14, 2015, we announced a share repurchase program allowing Mosaic to repurchase up to $1.5 billion of our Class A Shares or Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise (the “2015 Repurchase Program”). In May 2015, as an initial repurchase under the 2015 Share Repurchase Program, Mosaic entered into an accelerated share repurchase program (the “ASR”) to repurchase shares of our Common Stock for a payment of $500 million. In connection with the ASR, Mosaic received an initial delivery of 8,333,333 shares of Common Stock, and an additional 2,773,514 shares upon closing of the transaction on July 28, 2015, bringing the total shares received under the ASR to 11,106,847. The final average price per share was $45.02. The remaining 1,891,620 shares reflected in the table were repurchased in the open market under the 2015 Repurchase Program, bringing the total shares repurchased under the 2015 Repurchase Program to 12,998,467 shares. As of September 30, 2015, we have approximately $925.1 million remaining under the 2015 Share Repurchase Program.
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
Anthony T. Brausen
Senior Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

November 3, 2015

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.1	Form of Amendment to Senior Management Severance and Change in Control Agreement		X

10.2*	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company	Exhibit 10.1 to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015

10.3*	Consent Decree dated September 30, 2015 among the United States of America, the Louisiana Department of Environmental Quality, Mosaic Fertilizer, LLC and The Mosaic Company	Exhibit 10.2 to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

* Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

E-1