Form 10-K
period 2015-12-31
MOSAIC CO
filed 2016-02-19
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock and Class A Common Stock, was approximately $19.6 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 352,516,131 shares of Common Stock, 0 shares of Class A Common Stock and 0 shares of Class B Common Stock, each par value $0.01 per share, as of February 16, 2016.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2016 Annual Meeting of Stockholders (Part III)

2015 FORM 10-K CONTENTS

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
In 2015 we realigned our business segments (the "Realignment") to more clearly reflect our evolving business model. Our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment. Intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments prior to the Realignment, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. After the Realignment, we are organized into three reportable business segments: Phosphates, Potash and International Distribution. The following charts show the respective contributions to 2015 sales volumes, net sales and operating earnings for each of these business segments:

Phosphates Segment — We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in the United States. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. We account for approximately 14% of estimated global annual production and 79% of estimated North American annual production of concentrated phosphate crop nutrients.
Potash Segment — We are one of the four largest potash producers in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 13% of estimated global annual potash production and 43% of estimated North American annual potash production.

International Distribution Segment — This segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil, Paraguay, India and China. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments, but also purchases and markets certain products from other suppliers, generally to complement sales of our own product.
As used in this report:

•	“Mosaic” means The Mosaic Company, both before and after the Merger;

•	“GNS” means the company known as GNS II (U.S.) Corp. until it was renamed The Mosaic Company in connection with the Merger;

•	“MOS Holdings” means the company known as The Mosaic Company until it was renamed MOS Holdings Inc. in connection with the Merger. MOS Holdings was merged into The Mosaic Company in 2015;

•	“we”, “us”, and “our” refer to Mosaic and its direct and indirect subsidiaries, individually or in any combination;

•	“Cargill” means Cargill, Incorporated and its direct and indirect subsidiaries, individually or in any combination;

•	“Cargill Crop Nutrition” means the crop nutrient business we acquired from Cargill in the Combination;

•	“Combination” means the October 22, 2004 combination of IMC and Cargill Crop Nutrition;

•	“Cargill Transaction” means the transactions described below under “Cargill Transaction”;

•	“MAC Trusts” means the Margaret A. Cargill foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended;

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

•	“Transition Period” refers to the seven-month transition period ended December 31, 2013;

•	“tonne” or “tonnes” means a metric tonne or tonnes of 2,205 pounds each unless we specifically state that we mean short or long tons;

•	references in this report to a particular fiscal year are to the twelve months ended May 31 of that year; and

•	statements as to our industry position reflect information from the most recent period available.
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
All other shares (approximately 128.8 million shares in the aggregate) of our Class A Common Stock (“Class A Shares”) received by the Exchanging Cargill Stockholders in the Split-off were generally subject to transfer restrictions that were removed as the Class A Shares converted to regular Mosaic Common Stock, par value $.01 per share ("Common Stock"). All 42.9 million outstanding Class A Shares, Series A-1 (including 21,647,007 shares held by the MAC Trusts), the remaining 17,176,068 Class A Shares, Series A-2, held by Exchanging Cargill Stockholders, and the remaining 17,176,046 Class A Shares, Series A-3, held by Exchanging Cargill Stockholders, were converted into Common Stock on November 26, 2013, November 26, 2014 and November 26, 2015, respectively.
During 2014, all 21,647,007 Class A Shares, Series A-3, and 21,647,008 Class A Shares, Series A-2, held by the MAC Trusts were repurchased for an aggregate of approximately $2.0 billion under a share repurchase agreement we entered into with the MAC Trusts in December 2013 (the "MAC Trusts Share Repurchase Agreement").  In addition, in 2014, 8,193,698 Class A Shares were repurchased under agreements we entered into with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements”, and together with the MAC Trusts Share Repurchase Agreement, the "Share Repurchase Agreements"). Following these repurchases and the November 26, 2015 conversion described above, there are no Class A Shares outstanding.

We have included additional information about the Cargill Transaction in Note 17 of our Consolidated Financial Statements and in response to Item 13 of Part III of this report, which information is incorporated herein by reference, and certain of the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.
Other Business Developments during 2015
We took the following steps toward achieving our strategic priorities:

•	Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•
During 2015, we made equity contributions of $225 million to the Ma'aden Wa'ad Al Shamal Phosphate Company (the “MWSPC”), our joint venture with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We currently estimate that our total cash investment in MWSPC, including the amount we have invested to date, will approximate $850 million. At December 31, 2015, our cash investment was approximately $488 million. We estimate the total cost to develop and construct the integrated phosphate production facilities to be approximately $8 billion. We expect this amount to be funded through external debt facilities, and investments by the joint venture members.

•
We continued the expansion of capacity in our Potash segment, with the K3 shafts at our Esterhazy mine, which are on track to start producing ore in 2017 and are expected to add an estimated 0.9 million tonnes to our potash operational capacity. Once completed, this will provide us the ability to mitigate future brine inflow management costs and risk.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•
We completed the integration of our December 2014 acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business in Brazil and Paraguay (the "ADM Acquisition"). Under the terms of the acquisition agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. Over time, we expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

•	Innovation: Build on our industry-leading product, process and sustainability innovations

•	We continued our efforts to further expand MicroEssentials® capacity, to add an incremental 1.2 million tonnes, and bring total capacity to 3.5 million tonnes by 2017.

•	Total Shareholder return: Deliver strong financial performance and provide meaningful returns to our shareholders

•	In March 2015, our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, effective with the dividend declaration in May 2015.

•
In May 2015, our Board of Directors authorized a $1.5 billion share repurchase program (the “2015 Repurchase Program”) allowing Mosaic to repurchase shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. In connection with this authorization, the remaining amount of $149.4 million authorized under the $1.0 billion share repurchase program authorized in 2014 (the “2014 Repurchase Program”) was terminated. The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market conditions, the price of our shares, and corporate, regulatory and other considerations.

•
During 2015, an aggregate of 15,558,744 shares of Common Stock was repurchased under our repurchase programs for an aggregate of approximately $698.3 million. As of December 31, 2015, we have approximately $925 million remaining under the 2015 Repurchase Program. We currently have no Class A Shares outstanding.

•
We continued to execute against our cost saving initiatives in ways that are positively impacting financial results. For example, we have reduced our potash cash costs, including realized mark-to-market gains and losses, per production tonne by approximately 10% compared to 2014.

•
We reached agreements with federal and state regulators that, when effective, will resolve claims relating to our management of certain waste materials at fertilizer manufacturing facilities in Florida and Louisiana. After the consent decrees become effective, we will deposit cash in the amount of $630 million into two trust funds as financial assurance to support certain estimated future asset retirement obligations, and take additional actions as discussed more fully in Note 20 of our Notes to Consolidated Financial Statements.
We have included additional information about these and other developments in our business during 2015 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.
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
On March 17, 2014, we completed our acquisition (the "CF Phosphate Assets Acquisition") of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. ("CF"), which included the 25,000-acre South Pasture phosphate mine and beneficiation plant in Hardee County, Florida, a phosphate manufacturing facility in Plant City, Florida, and ammonia terminal and finished product warehouse facilities in Tampa.
U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. phosphates operations have capacity to produce approximately 5.3 million tonnes of phosphoric acid (“P2O5”) per year, or about 10% of world annual capacity and about 60% of North American annual capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 4.5 million tonnes during 2015. We account for approximately 10% of estimated global annual production and 58% of estimated North American annual output.
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

Hillsborough Co.
Polk Co.
Plant City
Riverview
Bartow
New Wales
Four Corners
South Ft. Meade
Manatee Co.
Hardee Co.
South Pasture
Wingate
Ona
DeSoto Co.
DeSoto
LOUISIANA
FLORIDA
Faustina
Uncle Sam
Phosphoric Acid-Only Plant
Phosphate Concentrates Plant
Active Phosphate Mine
Planned Phosphate Mine

Annual capacity by plant as of December 31, 2015 and production volumes by plant for 2015 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production(c)		Production(c)
Florida:
Bartow	0.9	1.0	2.2	2.1
New Wales	1.7	1.4	4.1	2.8
Riverview	0.9	0.7	1.8	1.6
Plant City	1.0	0.8	2.0	1.6
	4.5	3.9	10.1	8.1
Louisiana:
Faustina	—	—	1.6	1.4
Uncle Sam	0.8	0.6	—	—
	0.8	0.6	1.6	1.4
Total	5.3	4.5	11.7	9.5
______________________________

(a)	Our ability to produce processed phosphates has been less than our annual operational capacity stated in the table above, except to the extent we purchase phosphoric acid.

(b)
Operational capacity is our estimated long-term capacity based on an average amount of scheduled down time, including maintenance and scheduled turnaround time, and product mix, and no significant modifications to operating conditions, equipment or facilities.

(c)
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
We produced approximately 8.9 million tonnes of concentrated phosphate crop nutrients during 2015 and accounted for approximately 14% of estimated world annual output and 79% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 14.5 million tonnes in 2015 and accounted for approximately 7% of estimated world annual production and 54% of estimated North American annual production. We are the world’s second largest miner of phosphate rock and currently operate four mines with a combined annual capacity of approximately 17.2 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly owned phosphate mines and related mining operations are located in central Florida. During 2015, we operated four active mines: Four Corners, South Fort Meade, Wingate and South Pasture. The Hookers Prairie mine's reserves were exhausted during 2014. We plan to develop Ona and DeSoto reserves to replace reserves that will be depleted at various times during the next decade.
The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. Our active phosphate mines are primarily located in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District. The southern portions of the Four Corners and Wingate mines are in what is referred to as the Undifferentiated Peace River Formation, in which the Ona and DeSoto reserves we plan to develop are also located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800’s. The potentially mineable portion of the district encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.
We extract phosphate ore using large surface mining machines that we own called “draglines.” Prior to extracting the ore, the draglines must first remove a 10 to 50 foot layer of sandy overburden. At our Wingate mine, we also utilize dredges to remove the overburden and mine the ore. We then process the ore at beneficiation plants that we own at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at any of our planned future mines, we may need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.
The following table shows, for each of our phosphate mines, annual capacity as of December 31, 2015 and rock production volume and grade for the years 2015, 2014, and 2013:

(tonnes in millions)	Annual Operational Capacity(a)(b)	2015			2014			2013
Facility		Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)

Four Corners	7.0	5.7	63.6	29.1	5.4	63.8	29.2	6.0	64.0	29.3
South Fort Meade	5.5	4.3	62.2	28.5	4.1	61.6	28.2	5.0	64.4	29.5
Hookers Prairie(e)	—	—	—	—	0.8	64.8	29.8	1.9	65.2	29.8
South Pasture(f)	3.2	3.3	61.4	28.1	2.6	60.9	27.9	—	—	—
Wingate	1.5	1.2	63.9	29.2	1.1	63.8	29.2	1.3	62.1	28.4
Total	17.2	14.5	62.7	28.7	14.0	62.7	28.7	14.2	64.1	29.3
______________________________

(a)
Annual operational capacity is the expected average long-term annual capacity considering constraints represented by the grade, quality and quantity of the reserves being mined as well as equipment performance and other operational factors.

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

(e)	The Hookers Prairie mine’s reserves were exhausted during 2014.

(f)	Production at the South Pasture mine in 2014 reflects rock mined from March of 2014, when the mine was acquired.
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
The following table sets forth our proven and probable phosphate reserves as of December 31, 2015:

(tonnes in millions)	Reserve Tonnes (a)(b)(c)		Average BPL(d)	% P2O5
Active Mines
Four Corners	31.9		62.9	28.8
South Fort Meade	27.1		63.1	28.9
South Pasture	73.2		65.0	29.8
Wingate	28.1		63.2	28.9
Total Active Mines	160.3		64.0	29.3
Planned Mining
Ona	258.8		64.4	29.5
DeSoto	150.0	(e)	64.6	29.5
Total Planned Mining	408.8		64.4	29.5
Total Mining	569.1		64.3	29.4
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

(c)	Of the reserves shown, 536.2 million tonnes are proven reserves, while probable reserves totaled 32.9 million tonnes.

(d)	Average product BPL ranges from approximately 63% to 65%.

(e)
In connection with the purchase in 1996 of approximately 109.3 million tonnes of the reported DeSoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, and (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2020.

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

•
We have a long-term mineral lease with SFMP. This lease expires on the earlier of December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each BPL short ton mined and shipped from the areas that we lease from it. Royalty payments to SFMP normally average approximately $13 million annually.

•
Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•
The surface rights to approximately 882 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we paid an immaterial amount in royalties to the U.S. Government in 2015.

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
Investments in Joint Ventures
We have a 35% economic interest in a joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine allows us to supplement our internally produced rock to meet our overall fertilizer production needs. The Miski Mayo Mine’s annual production capacity is 3.9 million tonnes.
We own a 25% interest in MWSPC and in connection with our equity share, we will market approximately 25% of the downstream products of the joint venture. MWSPC is developing a mine and two chemical complexes that are presently expected to produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the "Project") will approximate $8 billion, which we expect to be funded primarily through investments by us, Ma'aden and SABIC, and through borrowing arrangements and other external project financing facilities ("Funding Facilities"). We currently estimate that our cash investment in the Project, including the amount we have invested to date, will approximate $850 million. Our cash investment in the Project through December 31, 2015 was $488 million. The greenfield project is being built in the northern region of Saudi Arabia at Wa’ad Al Shamal Minerals Industrial City, and includes further expansion of processing plants in Ras Al Khair Minerals Industrial City which is located on the east coast of Saudi Arabia. The facilities are expected to have a production capacity of approximately 3.5 million tonnes of finished product per year. The project is expected to benefit from the availability of key raw nutrients from sources within Saudi Arabia. Ammonia operations are expected to commence in late 2016 and production of finished phosphate products is expected to begin in 2017.
On June 30, 2014, MWSPC entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion. In January 2016, MWSPC announced that it had received the approval of the Saudi Industrial Development Fund for future Funding Facilities in the total amount of approximately $1.1 billion, subject to the finalization of definitive agreements. The terms of the June 30, 2014 Funding Facilities and the proposed future Funding Facilities are further discussed in Note 8 of our Consolidated Financial Statements.
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 4.2 million long tons of sulfur during 2015. We purchase most of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either direct to our phosphate plants or have it sent for gathering to terminals that are located on the US gulf coast. We are also constructing a sulfur melter at our New Wales facility that is expected to be operational in the first quarter of 2016. In preparation for the expected completion of the melter, we are receiving formed sulfur through Tampa ports, which will be delivered by truck to our New Wales facility.
We own and operate sulfur terminals in Houston, Texas and Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We own two ocean-going barges and contract for operation of another ocean-going vessel that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a large sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. We further round out our sulfur logistic assets with a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck and barge from nearby refineries. Additionally, the sulfur melter we are constructing at our New Wales facility is expected to further enhance our access to sulfur and is expected to be operational in the first quarter of 2016. It is planned to have the capability to melt approximately one million long tons of sulfur annually, allowing us to leverage economic benefits within the global sulfur marketplace.
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
Ammonia
We use ammonia together with phosphoric acid to produce DAP, MAP and MicroEssentials®. We consumed approximately 1.5 million tonnes of ammonia during 2015. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia.
Our Florida ammonia needs are supplied by offshore producers, under multi-year contracts. Ammonia for our New Wales and Riverview plants is terminaled through an owned ammonia facility at Port Sutton, Florida. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that provides for service through 2017 with automatic renewal for additional two-year periods unless either party terminates as provided in the agreement. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provide service through June 30, 2017; the service agreements may be extended in one year increments unless either party objects. Ammonia for our Plant City facility is terminaled through an owned facility in Tampa, Florida, that was acquired as part of the CF Phosphate Assets Acquisition. This ammonia is transported by rail via leased railcars. The leases for rail cars expire in 2017, 2018 and 2019.
We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 500,000 tonnes. From time to time we sell surplus ammonia to unrelated parties.
On October 28, 2013, at the same time we signed the agreement relating to the CF Phosphate Assets Acquisition, we entered into two strategic supply agreements with CF (the “CF Ammonia Supply Agreements”), and in light of them we decided to forego a proposed ammonia manufacturing plant at our Faustina, Louisiana facility. Under one of the CF Ammonia Supply Agreements, which became effective on the acquisition date, we are purchasing from CF approximately 270,000 tonnes annually over a three-year term at CFR Tampa market based pricing. Under the second agreement, which will become effective in 2017, we agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia annually for a term that may extend until December 31, 2032. We currently expect to begin purchasing under this agreement in the first half of 2015 upon the availability of the first of two specialized vessels that are currently under construction and that we expect to transport a majority of our purchases under the agreement.
In addition, we have a 50% interest in Gulf Marine Solutions, LLC (“GMS”), a wholly owned subsidiary of Gulf Sulphur Services. In November 2015 we agreed to provide up to $50 million in bridge loans (the “Bridge Loan”) to GMS to finance the purchase and construction of the two specialized vessels referenced above that are intended to transport ammonia, primarily for Mosaic’s operations. Mosaic’s joint venture partner is arranging for construction of the vessels and will charter them to GMS, which will enter into a long-term ammonia transportation contract with a Mosaic subsidiary. Loans obtained by GMS from Mosaic will in turn be lent by GMS to Mosaic’s joint venture partner for use in constructing the vessels. For additional information about GMS, the Bridge Loan and the third-party financing GMS is seeking for this construction project, see Note 15 of our Consolidated Financial Statements, which information is incorporated herein by reference. Beginning in the quarter ended December 31, 2015, we determined Mosaic is the primary beneficiary of GMS, a variable interest entity, and has consolidated GMS within our Phosphates segment.
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
Natural Gas
Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future gas purchases. The portions of gas purchases not forward priced are purchased at the index based prices or at domestic spot market prices under short-term contracts. On average, we purchase approximately 19 million MMbtu of natural gas per year for use in ammonia production at Faustina.
Because our ammonia requirements for our Florida operations are purchased rather than manufactured on site, we purchase on average approximately two million MMbtu of natural gas per year in Florida only as a thermal fuel for various production processes.
Florida Land Holdings
We are a significant landowner in the State of Florida, which has in the past been considered one of the fastest areas of population growth in the United States. We own land comprising approximately 291,278 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as certain reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. We are currently taking initial steps as part of a long-term future land use strategy to optimize the value of our land assets. For example, we developed Streamsong Resort® (the "Resort"), a destination resort and conference center, in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to the two golf courses and clubhouse that were opened in December 2012, the Resort and conference center opened in January 2014. In 2015, we began construction of a third golf course and ancillary facilities in response to market demand.
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
Our potash products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacturing of mixed crop nutrients and, to a lesser extent, in animal feed ingredients. We also sell potash to customers for industrial use. In addition, our potash products are used for de-icing and as a water softener regenerant.
In 2015, we operated three potash mines in Canada, including two shaft mines with a total of three production shafts and one solution mine, as well as one potash shaft mine in the United States. We also own related refineries at each of the mines.

We continue the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine, which are on track to start producing ore in 2017 and following ramp-up are expected to add an estimated 0.9 million tonnes to our annual potash operational capacity. This will provide for an infrastructure to move ore from K3 to the K1 and K2 mills, giving us the flexibility to optimize production at K1, K2 and K3 in order to mitigate risk from current and future brine inflows.
It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mines. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our Esterhazy mine has had an inflow of salt saturated brine for more than 30 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.
The map below shows the location of each of our potash mines.

Our current potash annualized operational capacity totals 10.5 million tonnes of product per year and accounts for approximately 12% of world annual capacity and 41% of North American annual capacity. Production during 2015 totaled 8.4 million tonnes. We account for approximately 13% of estimated world annual production and 43% of estimated North American annual production.

The following table shows, for each of our potash mines, annual capacity as of December 31, 2015 and volume of mined ore, average grade and finished product output for years 2015, 2014 and 2013:

(tonnes in millions)			2015			2014			2013
Facility	Annualized Proven Peaking Capacity (a)(c)(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)
Canada
Belle Plaine—MOP	2.8	2.4	8.0	18.0	2.1	8.4	18.0	2.2	8.2	18.0	2.2
Colonsay—MOP	2.6	2.1	3.9	26.8	1.4	3.8	26.9	1.4	2.4	26.1	0.8
Esterhazy—MOP	6.3	5.3	13.1	23.7	4.3	12.4	23.8	4.0	12.0	23.8	4.0
Canadian Total	11.7	9.8	25.0	22.3	7.8	24.6	22.3	7.6	22.6	21.9	7.0
United States
Carlsbad—MOP(g)	—	—	—	—	—	2.5	9.5	0.2	3.3	10.7	0.3
Carlsbad—K-Mag®(h)	0.9	0.7	2.2	5.8	0.6	1.7	5.5	0.4	3.7	5.9	0.7
Carlsbad Total	0.9	0.7	2.2	5.8	0.6	4.2	7.8	0.6	7.0	8.2	1.0
Hersey—MOP(i)	—	—	—	—	—	—	—	—	0.1	26.7	—
United States Total	0.9	0.7	2.2	5.8	0.6	4.2	7.8	0.6	7.1		1.0
Totals	12.6	10.5	27.2	21.0	8.4	28.8	20.2	8.2	29.7	18.7	8.0
______________________________

(a)	Finished product.

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

(d)
The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex, Limited ("Canpotex") sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the proving run has been completed. In December 2013, our Esterhazy mine successfully completed a proving run of its expanded capacity, increasing its proven peaking capacity from 5.3 to 6.3 million tonnes, which increased our share of Canpotex sales from approximately 39.9% to 42.5%, effective January 1, 2014. Subsequently, one of Canpotex's other members demonstrated an increase in its capacity, which resulted in lowering our share of Canpotex sales to 38.8%, effective July 1, 2014. Effective January 1, 2015, our share of Canpotex sales increased to 40.6%, as a result of a proving run of our expansion of our Colonsay mine, which was successfully completed in 2014. Effective January 1, 2016, our share of Canpotex sales decreased to 39.1% as one of Canpotex's other members demonstrated an increase in its capacity.

(e)
Annual operational capacity is our estimated long term potash capacity based on the quality of reserves and the nature of the geologic formations expected to be mined, milled and/or processed over the long term, average amount of scheduled down time, including maintenance and scheduled turnaround time, and product mix, and no significant modifications to operating conditions, equipment or facilities. Operational capacities will continue to be updated to the extent new production results impact ore grades assumptions.

(f)	Grade % K2O is a traditional reference to the percentage (by weight) of potassium oxide contained in the ore. A higher percentage corresponds to a higher percentage of potassium oxide in the ore.

(g)	Effective December 28, 2014, we permanently discontinued production of MOP at our Carlsbad facility.

(h)	K-Mag® is a specialty product that we produce at our Carlsbad facility. In 2014, we reduced our annual operational capacity of our K-Mag® due to lower ore grades.

(i)
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
Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	15,236	10,845	113,142	139,223
Leased from Province	53,132	114,133	195,455	362,720
Leased from others	—	2,726	71,964	74,690
Total under control	68,368	127,704	380,561	576,633
We believe that our mineral rights in Saskatchewan are sufficient to support current operations for more than a century. Leases are generally renewable at our option for successive terms, generally 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at our option) that expire from 2023 to 2170.
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
Since December 1985, we have effectively managed an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced changing amounts and patterns of brine inflows at Esterhazy. To date, the brine inflow, including our remediation efforts to control it, has not had a material impact on our production processes or volumes. The volume of the net brine inflow (the rate of inflow less the amount we are pumping out of the mine) or net outflow (when we are pumping more brine out of the mine than the rate of inflow) fluctuates and is dependent on a number of variables, such as the location of the source of the inflow; the magnitude of the inflow; available pumping, surface and underground brine storage capacities; underground injection well capacities, and the effectiveness of calcium chloride and cementatious grout used to reduce or prevent the inflows, among other factors. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized and others that have been charged to expense, in accordance with accounting principles generally accepted in the United States of America.

It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mine. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our Esterhazy mine has had an inflow of salt saturated brine for more than 30 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows. We have begun construction of the new shafts at our Esterhazy mine as part of our potash expansion plan which is also designed to mitigate risk from current and future inflows.
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
United States Mines
In the United States, we have a shaft mine located in Carlsbad, New Mexico. In 2013, we decided to sell the salt operations of our Hersey mine and close the related potash operations. The sale of the salt operations at Hersey was completed on July 29, 2014.
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
Effective January 1, 2015, we only produce a double sulfate of potash magnesia product, which we market under our brand name K-Mag®, at our Carlsbad facility. Prior to 2015, we also produced MOP at this facility.
At the Carlsbad facility, we mine and refine potash from 77,141 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 120 million tonnes of potash mineralization (calculated after estimated extraction losses) in one mining bed evaluated at thicknesses ranging from 5.5 feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 24 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of langbeinite are sufficient to support operations for approximately 26 years.
Royalties for the U.S. operations amounted to approximately $10.1 million in 2015. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases.
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

Our estimated recoverable potash ore reserves and non-reserve potash mineralization as of December 31, 2015 for each of our mines are as follows:

(tonnes of ore in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	802	18.0	2,432
Colonsay	241	26.6	547
Esterhazy	859	24.7	719
sub-totals	1,902	22.1	3,698
United States
Carlsbad	120	5.7	—
Totals	2,022	21.1	3,698
______________________________

(a)
There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes 1.2 billion tonnes of proven reserves and 0.8 billion tonnes of probable reserves.

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
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity, in evaporation and crystallization processes and to provide thermal heat to the solution mining process. The Belle Plaine solution mine typically accounts for approximately 74% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines approximated 17 million MMbtu during 2015. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan via the TransGas pipeline system using AECO price indices as pricing references. The U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the TransWestern El Paso Permian Basin market pricing reference. We use financial derivative contracts to manage the price of portions of our future purchases.
International Distribution Segment
Our International Distribution segment produces and markets phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients and provides other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in South America and the Asia-Pacific regions. In 2015, our International Distribution segment purchased 1.5 million tonnes of phosphate based products from our Phosphates segment and 2.0 million tonnes of potash products from our Potash segment and Canpotex. Our international distribution operations also purchase phosphates, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients (“Blends”) or for resale. Our International Distribution segment provides our Phosphates and Potash segments access to markets outside of North America.
Our International Distribution segment’s production facilities include blending plants and a single superphosphate (“SSP”) plant that produces crop nutrients by mixing sulfuric acid with phosphate rock. A blending plant combines several crop nutrient products to make a mixture tailored to specific crop requirements. We lease various warehouses depending on sales and production levels.
The following maps show the locations of our primary International Distribution segment operations in South America and Asia:

International Distribution - South America Operations
We are one of the largest producers and distributors of blended crop nutrients for agricultural use in Brazil. We own and operate twelve blending plants in Brazil and one blending plant in Paraguay. In addition, we lease several other warehouses and blending units depending on sales and production levels. We also have a 62% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates a SSP granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Paranagua, Brazil. Together these plants provide the capability to annually distribute approximately 6.0 million tonnes of crop nutrients in Brazil and Paraguay. The port facility at Paranagua handles approximately 2.6 million tonnes of imported crop nutrients.
We have completed the integration of our December 2014 purchase of ADM's fertilizer distribution business in Brazil and Paraguay. Over time, we expect this acquisition to increase our distribution capacity in the region from approximately four million tonnes to six million tonnes per year of crop nutrients. In connection with the acquisition, we also negotiated the terms of five-year fertilizer supply agreements, whereby we supply ADM's fertilizer needs in Brazil and Paraguay.
 International Distribution - Asia-Pacific Operations
In China, we have a 35% interest in a 600,000 tonne per year capacity DAP production plant, and we own two 300,000 tonne per year capacity blending plants. In 2015, we sold approximately 350,000 tonnes of blends and distributed another 150,000 tonnes of straight crop nutrients in China.
In India, we have distribution facilities to import and sell crop nutrients. In 2015, we distributed approximately 470,000 tonnes of phosphate and potash crop nutrient products in India. We also serve as a marketing agent for our Phosphates segment.
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
International
Outside of the United States and Canada, we market our Phosphates segment's products through our International Distribution segment as well as a salesforce focused on geographies outside of North America.
Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex. Canpotex sales are allocated among its members based on peaking capacity. Effective January 1, 2015, our entitlement increased from approximately 38.8% to 40.6% as a result of a proving run successfully completed at our Colonsay mine in 2014. Effective January 1, 2016, our share of Canpotex sales decreased to 39.1% as one of Canpotex's other members demonstrated an increase in its capacity. Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our International Distribution segment, which acquires potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Malaysia.
To service the needs of our customers, our International Distribution segment includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 35% potash and 15% nitrogen, although this mix differs based on seasonal and other factors. Our International Distribution segment's operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends. Our Potash segment also has historically furnished the majority of the raw materials needs for the production of Blends, primarily via Canpotex, and is expected to continue to do so in the future.
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
We believe that we are a low cost integrated producer of phosphate-based crop nutrients, due in part to our scale, vertical integration and strategic network of production and distribution facilities. As the world’s largest producer of concentrated phosphates, as well as the second largest miner of phosphate rock in the world and the largest in the United States, we maintain an advantage over some competitors as the scale of operations effectively reduces production costs per unit. We are also vertically integrated to captively supply one of our key inputs, phosphate rock, to our phosphate production facilities. We believe that our position as an integrated producer of phosphate rock provides us with a significant cost advantage over competitors that are non-integrated phosphate producers. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock allows us to supplement our overall phosphate rock needs. In addition, we expect that MWSPC will enable us to not only further diversify our sources of phosphates but also improve our access to key agricultural countries in Asia and the Middle East.
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
International Distribution Segment
Our International Distribution segment generally operates in highly competitive business environments in each of its markets, competing with local businesses and with products that are available from many other sources. We believe that our International Distribution segment's vertical integration with our own production businesses, as well as our focus on product innovation and customer solutions, position us with an advantage over many of our competitors. We have a strong brand in the countries in which we have international distribution activities. In addition to having access to our own production, our international distribution activities have the capability to supply a wide variety of crop nutrients to our dealer/farmer customer base. Our strategic positions in Brazil, Paraguay, China and India allow us to capitalize on the nutrient demand in these large and growing international regions.
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
OTHER MATTERS
Employees
We had approximately 8,900 employees as of December 31, 2015, consisting of approximately 3,800 salaried and 5,100 hourly employees.
Labor Relations
As of December 31, 2015:

•
We had ten collective bargaining agreements with unions covering 82% of our hourly employees in the U.S. and Canada. Of these employees, approximately 50% are covered under collective bargaining agreements scheduled to expire in 2016.

•
Agreements with twelve unions covered all employees in Brazil, representing 83% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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
EXECUTIVE OFFICERS
Information regarding our executive officers as of February 19, 2016 is set forth below:

Name	Age	Position
Anthony T. Brausen	56	Senior Vice President—Finance and Chief Accounting Officer
Gary “Bo” N. Davis	63	Senior Vice President—Phosphates Operations
Mark J. Isaacson	53	Senior Vice President, General Counsel and Corporate Secretary
Mark E. Kaplan	48	Senior Vice President—Public Affairs
Richard L. Mack	48	Executive Vice President and Chief Financial Officer
Richard N. McLellan	59	Senior Vice President—Commercial
James “Joc” C. O’Rourke	55	Chief Executive Officer, President and Director
Walter F. Precourt III	51	Senior Vice President—Potash Operations
Corrine D. Ricard	52	Senior Vice President—Human Resources
Anthony T. Brausen. Mr. Brausen was elected Senior Vice President—Finance and Chief Accounting Officer of Mosaic in December 2011. His responsibilities include global Accounting, Financial Planning, Treasury, Risk Advisory & Assurance and Information Technology. Previously, Mr. Brausen served as Vice President—Finance and Chief Accounting Officer since April 2006. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company, a designer, manufacturer and marketer of floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products, since March 2000. From 1989-2000, Mr. Brausen held several financial management positions, including Vice President and Treasurer, Assistant Controller and Director of Investor Relations, with International Multifoods Corporation, a diversified publicly-traded food processor and distributor. From 1981-1989, Mr. Brausen held various positions with KPMG LLP.
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
Mark J. Isaacson. Mr. Isaacson was elected to Senior Vice President, General Counsel and Corporate Secretary in August 2015 and previously served as Vice President, General Counsel and Corporate Secretary since August 2014. Mr. Isaacson joined Mosaic upon its formation in 2004 as its Chief Phosphates Counsel before being promoted to Vice President, Associate General Counsel and Chief Compliance Officer in 2011 and to Vice President, Acting General Counsel and Corporate Secretary in June 2014. Prior to joining Mosaic, Mr. Isaacson worked for 15 years at Cargill, Inc., where he served as Senior Attorney for a number of its business units.
Mark E. Kaplan. Mr. Kaplan was elected Senior Vice President—Public Affairs in May 2014. Mr. Kaplan also provides executive oversight for Mosaic's land development and phosphate mine permitting organization. Previously, he served us as Vice President—Public Affairs since August 2011. Mr. Kaplan joined Mosaic in January 2007 as Vice President – Planning and Government Affairs of our subsidiary Mosaic Fertilizer, LLC to lead its government affairs function in Florida. In May 2010, Mr. Kaplan became Vice President – Public Affairs and Policy for Mosaic’s Phosphates business segment, leading its overall public affairs function. Prior to joining Mosaic, Mr. Kaplan served as chief of staff for former Florida Governor Jeb Bush. He also held roles as president and general counsel of Carlisle Development Group LLC, executive director of the Florida Housing Finance Corporation and a shareholder in the law firm Katz, Kutter, Haigler, Alderman, Bryant & Yon, P.A.

Richard L. Mack. Mr. Mack was elected Executive Vice President and Chief Financial Officer in May 2014. He previously served us as Executive Vice President, General Counsel and Corporate Secretary since January 1, 2009 and before that as Senior Vice President, General Counsel and Corporate Secretary since our formation in 2004. Mr. Mack was a founding executive responsible for our formation in the 2004 business combination between IMC Global Inc. and Cargill Crop Nutrition and was a core member of the executive team responsible for our subsequent successful spin-off from Cargill.  Since that time he has played key roles in negotiating and executing strategic transactions; led our successful resolution of a number critical legal disputes; led the development of our land use strategy, including the development of Streamsong Resort; and led the development and implementation of our phosphate rock mine permitting strategy in Florida.  Prior to our formation, Mr. Mack was a Senior Attorney in Cargill’s worldwide law department and a co-founder of Cargill’s venture capital business unit.  Mr. Mack serves as a director of Ma'aden Wa'ad Al Shammal Phosphates Company and Titan Machinery, Inc., and is on the Boards of Trustees for Hamline University and Mitchell Hamline School of Law. Mr. Mack holds a bachelor’s degree in accounting from Minnesota State University-Moorhead, a Juris Doctor from Hamline University School of Law and an MBA from the Kellogg School of Management at Northwestern University.
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
James “Joc” C. O’Rourke. Mr. O’Rourke was promoted to President and Chief Executive Officer effective in August 2015. Previously, he served as Executive Vice President—Operations and Chief Operating Officer since August 2012 and before that as Executive Vice President—Operations since January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager in Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit consisting of five gold and copper mines; and General Manager of Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. Mr. O’Rourke had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984. Mr. O'Rourke has served on our Board of Directors since May 2015 and is also a director of The Toro Company.
Walter F. Precourt III. Mr. Precourt was promoted to Senior Vice President—Potash Operations in May 2012. Previously, Mr. Precourt led Mosaic's Environment, Health and Safety organization since joining Mosaic in 2009. Prior to joining Mosaic, Mr. Precourt joined cement and mineral component producer Holcim (U.S.) to lead its safety transformation, later becoming Holcim's Vice President of Environment and Government Affairs. Mr. Precourt started his career at The Dow Chemical Company where he served in a variety of roles in Operations, Technology, Capital Project Management, and Environmental, Health and Safety. Mr. Precourt serves as a director and is the past Chairman of the Board of the Saskatchewan Potash Producers Association and is a Director of Fertilizer Canada.
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
Our Esterhazy mine has had an inflow of salt saturated brine for more than 30 years.
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
We conduct our operations through a limited number of key production and distribution facilities. These facilities include our phosphate mines and concentrates plants; our potash mines; and the ports and other distribution facilities through which we, Canpotex and any joint ventures in which we participate, conduct our respective businesses, as well as other commercial arrangements with unrelated third parties. Any disruption of operations at one of these facilities has the possibility of significantly affecting our production or our ability to distribute our products. Operating these facilities at high rates during periods of high demand for our products increases the risk of mechanical or structural failures, decreases the time available for routine maintenance and increases the impact on our operating results from any disruption. A disruption of operations at one of our key facilities could have a material adverse effect on our results of operations or financial condition.
Examples of the types of events that could result in a disruption at one of these facilities include: adverse weather; strikes or other work stoppages; deliberate, malicious acts, including acts of terrorism; political and economic instability; cyber attacks and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of Canpotex and any joint ventures in which we participate and their or our exit from participation in Canpotex or any such joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan, mine or our other shaft mines; other accidents occurring in the course of operating activities; and other factors.
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
Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of concentrated phosphate products. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material adverse impact on our business. In addition, in 2017 we expect to commence purchasing ammonia under our long-term CF Ammonia Supply Agreement under which we will purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032 at a price to be determined by a formula based on the prevailing price of U.S. natural gas. If the price of natural gas rises or the market price for ammonia falls outside of the range we currently anticipate, we may not fully realize the cost benefit from the natural gas based pricing under this agreement, or the cost of our ammonia under this agreement could be a competitive disadvantage.
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
Terminaling facilities and transportation include the ports and other distribution facilities through which we, Canpotex and the joint ventures in which we participate, conduct our respective businesses; transportation and related equipment arrangements; and other commercial arrangements with unrelated third parties.
Examples of the types of events that could result in a disruption of terminaling facilities or transportation include: adverse weather; strikes or other work stoppages; deliberate, malicious acts; political and economic instability and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other members of Canpotex and any joint ventures in which we participate and their or our exit from participation in Canpotex or any such joint ventures; other changes in our commercial arrangements with unrelated third parties; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors. We discuss a number of these examples in more detail throughout this Risk Factors section.
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
For 2015, we derived approximately 63% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

•
the imposition of tariffs, exchange controls, trade barriers or other restrictions, or government-imposed increases in the cost of resources and materials necessary for the conduct of our operations or the completion of strategic initiatives, including with respect to our joint ventures; and

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
We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, China, India and Paraguay are a fundamental part of our business. We also have joint venture investments in the Miski Mayo mine in Peru that supplies phosphate rock to us, and MWSPC, which is developing a mine and chemical complexes that we presently expect would produce phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition. In addition, unfavorable changes in trade protection laws, policies and measures, or governmental actions and policies and other regulatory requirements affecting trade and the pricing and sourcing of our raw materials, may also have a negative impact on our operations, operating results and financial condition.
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
Adverse weather conditions, including the impact of hurricanes, and excess heat, cold, snow, rainfall and drought, have in the past, and may in the future, adversely affect our operations, particularly our Phosphates business, and result in increased costs, decreased production and potential liabilities.
Adverse weather conditions, including the impact of hurricanes and excess heat, cold, snow, rainfall and drought, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana. In addition, a release of process wastewater at our Riverview, Florida facility during a hurricane resulted in a small civil fine, settlement for an immaterial amount of claims for natural resource damages by governmental agencies and an ongoing private lawsuit.
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
In many cases, as a condition to procuring or maintaining permits and approvals or otherwise, we are required to comply with financial assurance requirements of governmental authorities. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care and/or reclamation of our facilities. With respect to the facilities we acquired as part of the CF Phosphate Assets Acquisition, we have funded a trust to meet Florida state regulations governing financial assurance related to the closure and post-closure care of phosphogypsum stacks on a closed facility in Florida, and under the terms of a consent decree with federal and state regulators we have funded a separate trust as a means of complying with similar requirements relating to our Plant City, Florida facility. These financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding could be required in the future if increases in cost estimates exceed the amounts held in the applicable trusts, which could materially adversely affect our business, results of operations or financial condition.
As more fully discussed in Note 20 of our Notes to Consolidated Financial Statements, in September 2015 we entered into consent decrees with federal and state regulators that, when effective, will require us to provide meaningful additional financial assurance for the estimated costs of closure and post-closure care of substantially all of our phosphogypsum management systems (excluding those acquired as part of the CF Phosphate Assets Acquisition). After the consent decrees become effective, we will deposit cash, in the total amount of $630 million into two trust funds, corresponding to a material portion of our estimated costs of closure and post-closure care. We will also issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under one of the consent decrees, and we have agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Compliance with the financial assurance requirements included in these consent decrees, which are more burdensome than the current state requirements, will satisfy substantially all of our state financial assurance obligations (excluding those relating to the facilities acquired as part of the CF Phosphate Assets Acquisition). However, there can be no assurance that the consent decrees, which are subject to court approval, will be approved or that they will be approved in substantially the form in which they were submitted as to financial assurance. If additional requirements are imposed, such requirements could impose additional expense on us or utilize a larger portion of our available liquidity.
With respect to our facilities other than those acquired as part of the CF Phosphate Assets Acquisition, our state financial assurance requirements have historically been satisfied without the need for any expenditure of corporate funds to the extent our financial statements meet certain balance sheet and income statement financial strength tests. In the event that the consent decrees discussed above do not become effective, then in the event that we are unable to satisfy the applicable state financial strength tests, we must utilize alternative methods of complying with the financial assurance requirements or could be subject to enforcement proceedings brought by relevant government agencies. Potential alternative methods of compliance include negotiating a consent agreement that imposes alternative financial assurance or other conditions or, alternatively, providing credit support in the form of cash escrows or trusts, surety bonds from insurance companies, letters of credit from banks, or other forms of financial instruments or collateral to satisfy the financial assurance requirements. Use of these alternative means of financial assurance imposes additional expense on us. Some of them, such as letters of credit, also use a portion of our available liquidity. Other alternative means of financial assurance, such as surety bonds, may in some cases require collateral and generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds. Collateral that is required may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity, or in the form of assets such as real estate, which reduces our flexibility to manage or sell assets. In the past, we have also not always been able to satisfy applicable financial strength tests, and in the future, it is possible that we will not be able to pass the applicable financial strength tests, negotiate or receive approval of consent decrees, establish escrow or trust accounts or obtain letters of credit, surety bonds or other financial instruments on acceptable terms and conditions or at a reasonable cost, or that the form and/or cost of compliance could increase, which could materially adversely affect our business, results of operations or financial condition.
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
We have in the past been, are currently and may in the future be subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. Joint ventures in which we participate could also become subject to these sorts of proceedings. These proceedings may be brought by the government or private parties and may arise out of a variety of matters, including:

•
Allegations by the government or private parties that we have violated the permitting, financial assurance or other environmental, health and safety laws and regulations discussed above. For example, in connection with the consent decrees referred to above we have agreed, among other things, to pay cash penalties of approximately $8 million in the aggregate, and to modify certain operating practices and undertake certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $200 million in the aggregate. We are also involved in other proceedings alleging that, or to review whether, we have violated environmental laws in the United States and Brazil.

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
We have included additional information with respect to pending legal and regulatory proceedings in Note 20 of our Notes to Consolidated Financial Statements and in this report in Part I, Item 3, “Legal Proceedings”.
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
Continued government and public emphasis on environmental, health and safety issues in the U.S., Canada, China, Brazil, Paraguay and other countries where we operate can be expected to result in requirements that apply to us and our operations that are more stringent than those that are described above and elsewhere in this report. These more stringent requirements may include among other matters increased levels of future investments and expenditures for environmental controls at ongoing operations which will be charged against income from future operations, increased levels of the financial assurance requirements to which we are subject, increased efforts or costs to obtain permits or denial of permits, other new or interpretations of existing statutes or regulations that impose new or more stringent restrictions or liabilities, including liabilities under CERCLA or similar statutes, including restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities, and other matters that could increase our expenses, capital requirements or liabilities or adversely affect our business, liquidity or financial condition. In addition, to the extent restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the countries where we operate, our competitors could gain cost or other competitive advantages over us. These effects could be material.
Among other matters, there are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:

•
The Florida Department of Environmental Protection (“FDEP”) has adopted state nutrient criteria rules (“Florida NNC Rule”) to supplant the requirements of numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams that were adopted by EPA in December 2010 (the “NNC Rule”). While EPA has withdrawn the federal NNC Rule and the FDEP criteria now are effective, the possibility remains that still-pending litigation relating to the NNC Rule or future litigation could challenge EPA's withdrawal or the effectiveness of the Florida NNC Rule. Subject to further litigation developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures or substantially increase our annual operating expenses.

•
The Gulf Coast Ecosystem Restoration Task Force, established by executive order of the President and comprised of five Gulf states and eleven federal agencies, has delivered a final strategy for long-term ecosystem restoration for the Gulf Coast in 2016. The strategy calls for, among other matters, reduction of the flow of excess nutrients into the Gulf through state nutrient reduction frameworks, new nutrient reduction approaches and reduction of agricultural and urban sources of excess nutrients. Implementation of the strategy will require legislative or regulatory action at the state level. We cannot predict what the requirements of any such legislative or regulatory action could be or whether or how it would affect us or our customers.

•
In March 2012, several nongovernmental organizations brought a lawsuit in federal court against EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. On September 20, 2013 the court held that EPA had to respond directly to the environmental organizations’ petition as to whether numeric nutrient criteria for the Mississippi River basin and Gulf of Mexico are “necessary” under the Clean Water Act, but that EPA had the discretion to rely on administrative, policy and other non-technical factors in responding to the petition. EPA appealed the district court decision, and the Fifth Circuit Court of Appeals issued a decision in April 2015, holding in substantial part that EPA was not obligated to make a determination that numeric nutrient criteria are or are not necessary, provided EPA gives a reasonable explanation for its conclusion. The Court of Appeals remanded the case to the district court to decide whether EPA can meet that burden. On November 20, 2015, EPA filed a motion with the district court seeking summary judgment and on January 14, 2016, non-state intervenors including Mosaic filed a brief supporting EPA’s motion. In the event that EPA were to adopt numeric nutrient criteria for the Mississippi River basin and the Gulf of Mexico, we cannot predict what these requirements would be or the effects they would have on us or our customers.

•
We continue to monitor proposed regulations and policies prompted by the 2014 algal bloom in Lake Erie. We cannot predict the effects such initiatives might have to our operations or those of our customers.

In addition, in April 2014 EPA and the U.S. Army Corps of Engineers jointly issued a proposed rule that would redefine the scope of waters regulated under the federal Clean Water Act.  The final rule was issued in June 2015 and became effective in August 2015, but has been challenged through numerous lawsuits. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule until after the legal validity of the regulation is resolved. We believe the new definition would expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and potentially restricting our ability to mine certain of our phosphate rock reserves.  These effects could be material.
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
Governmental greenhouse gas emission initiatives include, among others, the December 2015 agreement (the “Paris Agreement”) which was the outcome of the 21st session of the Conference of the Parties under the United Nations Framework Convention on Climate Change (UNFCCC). Nearly 200 nations including the United States and Canada signed the Paris Agreement, which sets out a goal of limiting the average rise in temperatures for this century to below 2 degrees Celsius. Each signatory is expected to develop its own plan (referred to as a Nationally Determined Contribution, or “NDC”) for reaching that goal.
The United States submitted its intended NDC, ahead of the Paris Agreement, in March 2015. The NDC aims to achieve, by 2025, an economy-wide target of reducing greenhouse gas emissions by 26-28% below its 2005 level. It also aims to use best efforts to reduce its emissions by 28%. The U.S. target covers all greenhouse gases (GHGs) that were a part of the 2014 Inventory of Greenhouse Gas Emissions and Sinks. Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, EPA or various states. Those already adopted may be used to implement the United States’ NDC and as implementation of the Paris Agreement proceeds, more stringent laws and regulations may be enacted to accomplish the goals set out in its NDC. It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material.

Canada remains committed to addressing climate change. Although the federal government has not released details regarding specific new targets following execution of the Paris Agreement, it has announced that it will be establishing national targets and ensuring that Canadian provinces and territories have the flexibility to design their own carbon pricing policies. Our Saskatchewan Potash facilities continue to work with Fertilizer Canada and Environment Canada on a sector based approach. In addition, the Province of Saskatchewan, in which our Canadian potash mines are located, has passed legislation to facilitate the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. This legislation is not yet effective, but key elements under consideration by the Province include establishing a provincial greenhouse gas emission reduction target, and compliance mechanisms that would provide flexibility for regulated emitters to meet their greenhouse gas reduction obligations. We continue to monitor developments relating to this legislation, as well as the potential future effect on our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources.
Prior to the Paris Agreement, international negotiations concerning greenhouse gas emission reductions and other responses to climate change were underway, but final obligations in the post-Kyoto Protocol period after 2012 remained undefined. Any new international agreements addressing climate change could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.
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
We recently entered into an agreement to form MWSPC, a joint venture to develop a mine and chemical complexes for an estimated $8 billion that is expected to produce phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. We have a 25% interest in the joint venture and expect our cash investment will be up to $850 million, funded over a four-year period. The success of this joint venture will depend on, among other matters, the ability of MWSPC to obtain additional planned funding in acceptable amounts and upon acceptable terms, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, the future success of current plans for the development and operation of MWSPC, including the availability and affordability of necessary resources and materials and access to appropriate infrastructure, and any future changes in those plans, as well as the general economic and political stability of the region.
We also hold minority ownership interests in a joint venture that owns and operates a phosphate rock mine and in other companies that are not controlled by us. We expect that the operations and results of MWSPC will be, and the operations or results of some of the other joint ventures or companies are, significant to us, and their operations can affect our earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently, pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity.
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
Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas, ammonia and sulfur consumed in operations, freight and shipping costs and foreign currency exchange rates. We periodically enter into derivatives and forward purchase contracts to mitigate some of these risks. However, our strategy may not be successful in minimizing our exposure to these fluctuations. See “Market Risk” in our Management’s Analysis and Note 13 of our Notes to Consolidated Financial Statements that is incorporated by reference in this report in Part II, Item 8.

A shortage or unavailability of railcars, tugs, barges and ships for carrying our products and the raw materials we use in our business could result in customer dissatisfaction, loss of production or sales and higher transportation or equipment costs.
We rely heavily upon truck, rail, tug, barge and ocean freight transportation to obtain the raw materials we need and to deliver our products to our customers. In addition, the cost of transportation is an important part of the final sale price of our products. Finding affordable and dependable transportation is important in obtaining our raw materials and to supply our customers. Higher costs for these transportation services or an interruption or slowdown due to factors including high demand, high fuel prices, labor disputes, layoffs or other factors affecting the availability of qualified transportation workers, adverse weather or other environmental events, or changes to rail, barge or ocean freight systems, could negatively affect our ability to produce our products or deliver them to our customers, which could affect our performance and results of operations.
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
Additionally, the long-term CF Ammonia Supply Agreement under which we have agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032 at a price to be determined by a formula based on the prevailing price of U.S. natural gas, will become effective in 2017. We will be obligated to provide for transportation of the ammonia under the agreement, and if we fail to take the required minimum annual amount, CF may elect either to require us to make payment of liquidated damages or to terminate the agreement. Payment of significant liquidated damages or an election by CF to terminate the agreement could adversely affect our business.
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
The IRS issued a ruling to the effect that the Split-off that was part of the Cargill Transaction would be tax-free to Cargill and its stockholders, and in connection with the completion of the Cargill Transaction, Cargill received a tax opinion relating to certain tax consequences of the Cargill Transaction. Notwithstanding the IRS ruling and tax opinion, however, the Split-off and Debt Exchanges could be taxable to Cargill and its stockholders under certain circumstances. Therefore, we and Cargill agreed to tax-related restrictions and indemnities set forth in a tax agreement related to the Cargill Transaction, under which we were restricted or deterred from taking certain actions until May 26, 2013, including (i) redeeming or purchasing our stock in excess of agreed-upon amounts; (ii) issuing any equity securities in excess of agreed upon amounts; (iii) approving or recommending a third party’s acquisition of us; (iv) permitting any merger or other combination of Mosaic or MOS Holdings; and (v) entering into an agreement for the purchase of any interest in Mosaic or MOS Holdings, subject to certain exceptions. We agreed to indemnify Cargill for taxes and tax-related losses imposed on Cargill as a result of the Split-off and/or Debt Exchange failing to qualify as tax-free, if the taxes and related losses are attributable to, arise out of or result from certain prohibited acts or to any breach of, or inaccuracy in, any representation, warranty or covenant made by us in the tax agreement referred to above. The taxes and tax-related losses of Cargill would be material if these transactions fail to qualify as tax-free, and, while we do not believe we engaged in any prohibited acts during the relevant period, if our procedures for avoiding any of these prohibited acts or breaches were ineffective, this indemnity would result in material liabilities from us to Cargill that could have a material adverse effect on us. For a further discussion of the restrictions and indemnities set forth in the agreements related to the Cargill Transaction, please see Note 17 to our Notes to Consolidated Financial Statements.
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
Our success will continue to depend on our ability to attract and retain highly qualified and motivated employees.
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

Future product or technological innovation could affect our business.
Future product or technological innovation such as the development of seeds that require less crop nutrients, the development of substitutes for our products or developments in the application of crop nutrients, if they occur, could have the potential to adversely affect the demand for our products and our results of operations, liquidity and capital resources.
The success of our strategic initiatives depends on our ability to effectively manage these initiatives, and to successfully integrate and grow acquired businesses.
We have significant ongoing strategic initiatives including, principally our plans to expand the annual production capacity of our Potash business and MWSPC. These strategic initiatives involve capital and other expenditures of several billions of dollars over a number of years and require effective project management and, in the case of strategic acquisitions, successful integration. To the extent the processes we (or, for the MWSPC, we together with Ma’aden and SABIC) put in place to manage these initiatives or integrate and grow acquired businesses are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized.
We may fail to fully realize the anticipated benefits and cost savings of one of our long-term CF Ammonia Supply Agreements.
We use ammonia as a raw material in the production of our concentrated phosphate products. Under our long-term CF Ammonia Supply Agreement that will commence in 2017, we have agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032 at a price to be determined by a formula based on the prevailing price of U.S. natural gas.
The success of this agreement will depend, in part, on our ability to realize cost savings from the agreement’s natural gas based pricing. If the price of natural gas rises materially or the market price for ammonia falls outside of the range we currently anticipate over the term of the agreement, we may not realize the cost benefit we currently anticipate over that period, or the cost of our ammonia under this agreement could be a competitive disadvantage. In addition, our ability to realize these anticipated benefits and cost savings is subject to certain additional risks including whether CF successfully performs its obligations under the agreement over the life of its commitment and our ability to take delivery of the required minimum annual amount of ammonia over the life of our commitment. We discuss the risks associated with our obligations under this agreement in more detail earlier in this Risk Factors section.
Cyber attacks could disrupt our operations and have a material adverse impact on our business.
As a global company, we utilize and rely upon information technology systems in many aspects of our business, including internal and external communications and the management of our accounting, financial, production and supply chain functions.  As we become more dependent on information technologies to conduct our operations, and as the number and sophistication of cyber attacks increase, the risks associated with cyber security increase.  These risks apply both to us, and to third parties on whose systems we rely for the conduct of our business.  Failure to effectively anticipate, prevent, detect and recover from the increasing number and sophistication of cyber attacks could result in theft, loss or misuse of, or damage or modification of our information, and cause disruptions or delays in our business, reputational damage and third-party claims, which could have a material adverse effect on our results of operations or financial condition.
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

On September 20, 2013, the Louisiana District Court issued a decision in this matter, holding that while EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. EPA appealed this decision to the Fifth Circuit Court of Appeals (the "Court of Appeals") in November 2013. The Court of Appeals issued a decision on April 7, 2015, holding in substantial part that EPA was not obligated to make a determination that numeric nutrient criteria are or are not necessary, provided EPA gives a reasonable explanation for its conclusion. The Court of Appeals remanded the case to the Louisiana District Court to decide whether EPA can meet that burden. On November 20, 2015 EPA filed a motion with the Louisiana District Court seeking summary judgment and on January 14, 2016, non-state intervenors including Mosaic filed a brief supporting EPA's motion.
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
The principal stock exchange on which our common stock is traded is The New York Stock Exchange.
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	3,595,880	$51.76	15,005,198
Equity compensation plans not approved by stockholders	—	—	—
Total	3,595,880	$51.76	15,005,198
______________________________

(a)
Includes grants of stock options, time-based restricted stock units, total shareholder return (“TSR”) performance units, and performance shares. For purposes of the table above, the number of shares to be issued under a TSR performance unit or performance share reflects the maximum number of shares of our common stock that may be issued pursuant to such TSR performance unit or performance share. The actual number of shares to be issued under a TSR performance unit will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012 dividends thereon), is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date (plus, for grants made on and after July 18, 2012, dividends thereon) is at least twice its market price on the date of grant. The actual number of shares to be issued under a performance share will depend on our achievement of controllable operating costs per tonne goals over a three-year performance period.

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

On May 14, 2015, we announced the 2015 Repurchase Program allowing Mosaic to repurchase up to $1.5 billion of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date. During the quarter ended December 31, 2015 no repurchases were made under this program. At December 31, 2015 we had approximately $925 million of repurchase authorization remaining under the program.
Item 6. Selected Financial Data.
We have included selected financial data for calendar years 2015 and 2014, the Transition Period and our fiscal years 2011 through 2013 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.
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

(c)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated any change in internal control over financial reporting that occurred during the quarter ended December 31, 2015 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 3—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2016 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2016 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2016 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2016 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2016 annual meeting of stockholders is incorporated herein by reference.

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

THE MOSAIC COMPANY
(Registrant)

/s/ James "Joc" C. O'Rourke
James "Joc" C. O'Rourke
Chief Executive Officer and President
Date: February 19, 2016

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James "Joc" C. O'Rourke	Chief Executive Officer and President and Director (principal executive officer)	February 19, 2016
James "Joc" C. O'Rourke

/s/ Richard L. Mack	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2016
Richard L. Mack

/s/ Anthony T. Brausen	Senior Vice President—Finance and Chief Accounting Officer (principal accounting officer)	February 19, 2016
Anthony T. Brausen

*	Chairman of the Board of Directors	February 19, 2016
Robert L. Lumpkins

*	Director	February 19, 2016
Nancy E. Cooper

*	Director	February 19, 2016
Gregory L. Ebel

*	Director	February 19, 2016
Timothy S. Gitzel

*	Director	February 19, 2016
William R. Graber

*	Director	February 19, 2016
Denise C. Johnson

*	Director	February 19, 2016
Emery N. Koenig

*	Director	February 19, 2016
William T. Monahan

*	Director	February 19, 2016
James L. Popowich

*	Director	February 19, 2016
James T. Prokopanko

*	Director	February 19, 2016
David T. Seaton

*	Director	February 19, 2016
Steven M. Seibert

*By:

/s/ Richard L. Mack
Richard L. Mack Attorney-in-Fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.
Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc. (now known as Mosaic Global Holdings Inc.), Global Nutrition Solutions, Inc. (now known as The Mosaic Company (“Mosaic”), as successor by merger to MOS Holdings Inc. (“MOS Holdings”)), GNS Acquisition Corp., Cargill, Incorporated (“Cargill”) and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004, and as further amended by Amendment No. 2 to Agreement and Plan of Merger and Contribution, dated as of October 18, 2004*
Exhibit 2.1 to the Current Report on Form 8-K of Mosaic dated October 22, 2004, and filed on October 28, 2004**

2.ii
Form of Merger and Distribution Agreement, dated January 18, 2011, by and among MOS Holdings (now known as Mosaic), Cargill, Mosaic (formerly known as GNS II (U.S.) Corp. (“GNS”)), GNS Merger Sub LLC, and, for the limited purposes set forth therein, the Margaret A. Cargill Foundation, the Acorn Trust, the Lilac Trust and the Anne Ray Charitable Trust*

Annex A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS pursuant to Rule 424(b)(3) of the Securities Act on April 11, 2011***

2.iii.	Form of Tax Agreement, dated January 18, 2011, by and among MOS Holdings (now known as Mosaic), Mosaic, and Cargill (the "Tax Agreement")	Annex F to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 filed by GNS on February 4, 2011***

2.iv.	Amendment, dated May 24, 2011, to Tax Agreement	Exhibit 2.1 to the Current Report on Form 8-K12B of Mosaic dated May 24, 2011 and filed on May 25, 2011**

2.v.	Form of Asset Purchase Agreement dated as of October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company*	Exhibit 2.i. to the Current Report on Form 8-K of Mosaic dated October 28, 2013 and filed on October 29, 2013**

3.i.	Restated Certificate of Incorporation of Mosaic	Exhibit 3.i to the Annual Report on Form 10-K of Mosaic for the year ended December 31, 2014**

3.ii.	Amended and Restated Bylaws of Mosaic, effective May 15, 2014	Exhibit 3.ii to the Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 2014**

4.ii.	Indenture dated as of October 24, 2011, between Mosaic and U.S. Bank National Association, as trustee	Exhibit 4.i. to Mosaic’s Current Report on Form 8-K dated October 24, 2011 and filed on October 24, 2011**

4.iii.
Registrant hereby agrees to furnish to the Commission, upon request, all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.i.(a).	MAC Trusts Share Repurchase Agreement dated December 6, 2013	Exhibit 10.i. to Mosaic’s Current Report on Form 8-K dated December 5, 2013 and filed on December 10, 2013**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.i.(b).	Form of Family Trusts Share Repurchase Agreements dated February 14, 2014	Exhibit 10.i.(b) to the Transition Report on Form 10-K of Mosaic for the transition period from June 1, 2013 to December 31, 2013**

10.iii.a.****	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to the Proxy Statement of The Mosaic Company dated August 25, 2009**

10.iii.b.****	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of the Current Report on Form 8-K of Mosaic dated May 26, 2005, and filed on June 1, 2005**

10.iii.c.****	Description of Mosaic Management Incentive Program		X

10.iii.d.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, effective August 1, 2005	Exhibit 99.1 to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.e.****	Summary of Board of Director Compensation of Mosaic		X

10.iii.f.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 6, 2006	Exhibit 99.3. to the Current Report on Form 8-K of Mosaic dated August 2, 2006, and filed on August 2, 2006**

10.iii.g.****	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2008**

10.iii.h.****	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to the Current Report on Form 8-K of Mosaic dated October 8, 2008, and filed on October 14, 2008**

10.iii.i.****	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended November 30, 2008**

10.iii.j.****	Form of Director Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved October 9, 2008	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended November 30, 2008**

10.iii.k.****	Description of Executive Financial Planning Program, as amended effective January 1, 2009	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended February 28, 2009**

10.iii.l.****	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2014	Exhibit 10.iii.e to the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2014**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.m.****	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year ended May 31, 2011**

10.iii.n.****	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to the Annual Report on Form 10-K of Mosaic for the Fiscal Year ended May 31, 2011**

10.iii.o.****	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.p.****	Form of Employee Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2011**

10.iii.q.****	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Elements of Compensation—Executive Life and Disability Plans” in the Proxy Statement of Mosaic dated April 2, 2014**

10.iii.r.****	Form of Performance Unit Agreement under the Omnibus Incentive Plan, approved July 18, 2012	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.s.****	Form of Agreement between Cargill and Mosaic relating to certain former Cargill employees' participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended August 31, 2012**

10.iii.t.****	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to the Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013**

10.iii.u.****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013.	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2013**

10.iii.v.****	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved July 17, 2013	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2013**

10.iii.w.****	The Mosaic Company 2014 Stock and Incentive Plan	Appendix B to the Proxy Statement of The Mosaic company dated April 2, 2014**

10.iii.x.****	Form of Employee Restricted Stock Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 17, 2014	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.y.****	Form of Performance Unit Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 17, 2014	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.z.****
Description of amendment, effective March 17, 2014, to outstanding Employee Restricted Stock Unit Award Agreements approved on or after April 11, 2012 and prior to February 19, 2014 under The Mosaic Company 2004 Omnibus Stock and Incentive Plan
Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.aa.****	Form of Performance Share Award Agreement under The Mosaic Company 2004 Omnibus Stock and Incentive Plan, approved March 27, 2014	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2014**

10.iii.bb.****	Form of retention agreement dated May 29, 2014 from Mosaic to an executive officer	Exhibit 10.iii. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended June 30, 2014

10.iii.cc.****	Mosaic LTI Deferral Plan	Exhibit 10.1 to the Current Report on Form 8-K of Mosaic dated March 5, 2015 and filed on March 11, 2015**

10.iii.dd.****	Form of Non-Qualified Stock Option under The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”), approved March 5, 2015	Exhibit 10.iii.a. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2015**

10.iii.ee.****	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.b. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2015**

10.iii.ff.****	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.c. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2015**

10.iii.gg.****	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.d. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2015**

10.iii.hh.****	Form of Executive ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.e. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended March 31, 2015**

10.iii.ii.****	Form of Director Restricted Stock Unit Award Agreement under the 2014 Stock and Incentive Plan		X

10.iii.jj.****	Form of Amendment to Senior Management Severance and Change in Control Agreement	Exhibit 10.1 to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended September 30, 2015**

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iv
Form of Equity Support, Subordination and Retention Agreement dated June 30, 2014 by Mosaic, Saudi Arabian Mining Company, Saudi Basic Industries Corporation, Mizuho Corporate Bank, Ltd., as Intercreditor Agent for certain Finance Parties, and Riyad Bank, London Branch, as Offshore Security Trustee and Agent for certain secured parties
Exhibit 10.i. to the Quarterly Report on Form 10-Q of Mosaic for the Quarterly Period ended June 30, 2014

10.v.i	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company*****	Exhibit 10.1. to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015

10.v.ii	Consent Decree dated September 30, 2015 among the United States of America, the Louisiana Department of Environmental Quality, Mosaic Fertilizer, LLC and The Mosaic Company*****	Exhibit 10.2. to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015

21	Subsidiaries of the Registrant		X

23	Consent of KPMG LLP, independent registered public accounting firm for Mosaic		X

24	Power of Attorney		X

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)		X

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)		X

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X
______________________________

*	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
**	SEC File No. 001-32327
***	Registration Statement No. 333-172076
****	Denotes management contract or compensatory plan.
*****
Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Mosaic Company (before or after the Cargill Transaction, as defined below, “Mosaic”, and with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004. In May 2011, Cargill divested its approximately 64% equity interest in us in the first of a series of transactions (collectively, the “Cargill Transaction”). Further information regarding this transaction is included in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 of our Notes to Consolidated Financial Statements.
We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method.
Beginning in 2015, we realigned our business segments (the "Realignment") to more clearly reflect our evolving business model. Our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment. Intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments prior to the Realignment, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
After the Realignment, we are organized into the following business segments:
Our Phosphates business segment includes mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru and a 25% interest in Ma'aden Wa'ad Al Shamal Phosphate Company (the "MWSPC"), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia for which we will market approximately 25% of the production.
Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash outside of the U.S. and Canada.
Our International Distribution business segment provides our Phosphates segment and Potash segment, through Canpotex, market access to geographies outside North America. It consists of sales offices, fertilizer blending and bagging facilities, port terminals and warehouses in several key countries outside of North America, currently Brazil, Paraguay, India, and China.
See Note 23 of our Condensed Consolidated Financial Statements in this report for segment results, adjusted to reflect the Realignment.
As previously reported, in 2013 we changed our fiscal year end to December 31 from May 31. We are presenting our results of operations for the twelve months ended December 31, 2015 and 2014, the seven-month transition period of June 1, 2013 through December 31, 2013 (the “Transition Period”) and the fiscal year ended May 31, 2013. For comparison purposes, unaudited data is shown for the twelve months ended December 31, 2013 and the seven months ended December 31, 2012. References to a particular fiscal year are to the twelve months ended May 31 of that year.
Key Factors that can Affect Results of Operations and Financial Condition
Our primary products, phosphate and potash crop nutrients, are, to a large extent, global commodities that are also available from a number of domestic and international competitors, and are sold by negotiated contracts or by reference to published market prices. The markets for our products are highly competitive, and the most important competitive factor for our products is delivered price. Business and economic conditions and governmental policies affecting the agricultural industry and customer sentiment are the most significant factors affecting worldwide demand for crop nutrients. The profitability of our businesses is heavily influenced by worldwide supply and demand for our products, which affects our sales prices and volumes. Our costs per tonne to produce our products are also heavily influenced by fixed costs associated with owning and operating our major facilities, significant raw material costs in our Phosphates business, and fluctuations in currency exchange rates.
Our products are generally sold based on the market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Additionally, in certain circumstances the final price of our products is determined after shipment based on the current market at the time the price is agreed to with the customer. Forward sales programs at fixed prices increase the lag between prevailing market prices and our average realized selling prices. The mix and parameters of these sales programs vary over time based on our marketing strategy, which considers factors that include, among others, optimizing our production and operating efficiency within warehouse limitations, as well as customer requirements. The use of forward sales programs and level of customer prepayments may vary from period to period due to changing supply and demand environments, seasonality, and market sentiments.
World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and production costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on the supply and demand balance for ammonia. We and CF Industries, Inc. (“CF”) entered into two ammonia supply agreements in late 2013, one of which will become effective in 2017. At execution we expected the agreement’s natural gas based pricing would provide us with a competitive advantage upon commencement. While that expectation has changed along with changes in the market price of natural gas and the market price of ammonia since 2013, we continue to expect that the agreement will provide us a competitive advantage over time, including by providing a long-term supply.
Sulfur is a global commodity that is primarily produced as a co-product of oil refining, where the market price is based primarily on the supply and demand balance for sulfur. We believe our current and future investments in sulfur transformation and transportation assets will enhance our competitive advantage. We produce and procure most of our phosphate rock requirements through either wholly or partly owned mines.
Our per tonne selling prices for potash are affected by shifts in the product mix, geography and customer mix. Our Potash business is significantly affected by Canadian resource taxes and royalties that we pay to the Province of Saskatchewan in order for us to mine and sell our potash products. In addition, cost of goods sold is affected by fluctuations in the Canadian dollar; the level of periodic inflationary pressures on resources in western Canada, where we produce most of our potash; natural gas costs for operating our potash solution mine at Belle Plaine, Saskatchewan; and the operating costs we incur to manage salt saturated brine inflows at our potash mine at Esterhazy, Saskatchewan which are affected by changes in the amount and pattern of the inflows, among other factors. We also incur capital costs to manage the brine inflows at Esterhazy.
We manage brine inflows at Esterhazy through a number of methods, primarily by reducing or preventing particular sources of brine inflow by locating the point of entry through the use of various technologies, including 3D seismic surveys, micro seismic monitoring, injecting calcium chloride into the targeted areas from surface, and grouting targeted areas from underground. We also pump brine out of the mine, which we impound in surface storage areas and dispose of by injecting it below the surface through the use of injection wells. Excess brine is also stored in mined-out areas of the mine, and the level of this stored brine fluctuates, from time to time, depending on the net inflow or net outflow rate. To date, our brine inflow and remediation efforts have not had a material impact on our production processes or volumes. In recent years, we have been investing in additional capacity and technology to manage the brine inflows. For example, we have significantly expanded our pumping capacity at Esterhazy in the last several years, introduced horizontal drilling capabilities, and have added brine injection capacity at a site that is remote from our current mine workings. These efforts allow us to be more disciplined and efficient in our approach to managing the brine inflow.
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

Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes which are the equivalent of 2,205 pounds, unless we specifically state that we mean short or long ton(s) which are the equivalent of 2,000 pounds and 2,240 pounds, respectively. In addition, we measure natural gas, a raw material used in the production of our products, in MMBTU, which stands for one million British Thermal Units (BTU). One BTU is equivalent to 1.06 Joules.
In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations
The following table shows the results of operations for the years ended December 31, 2015, 2014, and 2013, the seven months ended December 31, 2013 and 2012, and the fiscal year ended May 31, 2013:

	Years Ended December 31,		2015-2014		Year Ended December 31,	Seven Months Ended December 31,		Year Ended May 31,
(in millions, except per share data)	2015	2014	Change	Percent	2013 (unaudited)	2013	2012 (unaudited)	2013
Net sales	$8,895.3	$9,055.8	$(160.5)	(2)%	$9,021.4	$4,765.9	$5,700.0	$9,974.1
Cost of goods sold	7,177.4	7,129.2	48.2	1%	7,006.0	3,937.6	4,126.9	7,213.9
Gross margin	1,717.9	1,926.6	(208.7)	(11)%	2,015.4	828.3	1,573.1	2,760.2
Gross margin percentage	19.3%	21.3%			22.3%	17.4%	27.6%	27.7%
Selling, general and administrative expenses	361.2	382.4	(21.2)	(6)%	393.5	211.8	245.6	427.3
(Gain) loss on assets sold and to be sold	—	(16.4)	16.4	NM	122.8	122.8	—	—
Carlsbad restructuring expense	—	125.4	(125.4)	NM	—	—	—	—
Other operating expenses	77.9	123.4	(45.5)	(37)%	159.2	76.8	40.8	123.3
Operating earnings	1,278.8	1,311.8	(33.0)	(3)%	1,339.9	416.9	1,286.7	2,209.6
(Loss) gain in value of share repurchase agreement	—	(60.2)	60.2	NM	73.2	73.2	—	—
Interest (expense) income, net	(97.8)	(107.6)	9.8	(9)%	(6.1)	(13.3)	11.5	18.8
Foreign currency transaction gain (loss)	(60.5)	79.1	(139.6)	(176)%	34.7	16.5	(34.2)	(15.9)
Other (expense) income	(17.2)	(5.8)	(11.4)	197%	(6.6)	(9.1)	(0.4)	2.0
Earnings from consolidated companies before income taxes	1,103.3	1,217.3	(114.0)	(9)%	1,435.1	484.2	1,263.6	2,214.5
Provision for income taxes	99.1	184.7	(85.6)	(46)%	384.6	152.6	109.0	341.0
Earnings from consolidated companies	1,004.2	1,032.6	(28.4)	(3)%	1,050.5	331.6	1,154.6	1,873.5
Equity in net earnings (loss) of nonconsolidated companies	(2.4)	(2.2)	(0.2)	9%	14.8	10.9	14.3	18.3
Net earnings including noncontrolling interests	1,001.8	1,030.4	(28.6)	(3)%	1,065.3	342.5	1,168.9	1,891.8
Less: Net earnings attributable to noncontrolling interests	1.4	1.8	(0.4)	(22)%	2.4	2.5	3.2	3.1
Net earnings attributable to Mosaic	$1,000.4	$1,028.6	$(28.2)	(3)%	$1,062.9	$340.0	$1,165.7	$1,888.7
Diluted net earnings per share attributable to Mosaic	$2.78	$2.68	$0.10	4%	$2.49	$0.80	$2.73	$4.42
Diluted weighted average number of shares outstanding	360.3	375.6			424.1	422.0	426.8	426.9

Overview of the Years ended December 31, 2015, 2014, and 2013 (unaudited), Seven Months ended December 31, 2013 and 2012 (unaudited) and Fiscal 2013
Net earnings attributable to Mosaic for the years ended December 31, 2015 and 2014 were $1.0 billion, or $2.78 per diluted share, and $1.0 billion, or $2.68 per diluted share, respectively. Net earnings for 2015 included discrete income tax benefits of $47 million, or $0.13 per diluted share. Net earnings for 2014 were negatively impacted by $33 million, or $0.05 per share, comprised of a charge of $60 million, or $0.16 per diluted share, related to the change in value of our share repurchase agreements with certain Cargill family member trusts and the MAC Trusts (“Share Repurchase Agreements”), pre-tax charges of $125 million, or $0.19 per diluted share, related to the discontinuance of MOP production at our Carlsbad, New Mexico mine, and discrete income tax benefits of approximately $152 million, or $0.40 per diluted share, which were primarily related to the acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business in Brazil and Paraguay (the "ADM Acquisition") and the sale of our distribution business in Argentina.
Net earnings attributable to Mosaic for the seven months ended December 31, 2013 and 2012 were $340.0 million, or $0.80 per diluted share, and $1.2 billion, or $2.73 per diluted share, respectively. Included in net earnings for the seven months ended December 31, 2013, was $122.8 million, or $0.19 per diluted share, from charges related to the write-down of assets in our Argentina distribution business and our Hersey, Michigan potash business and the write-off of engineering costs of a formerly planned ammonia plant. Net earnings for the 2013 Transition Period also included a gain of $73.2 million, or $0.17 per diluted share, related to change in value of our share repurchase agreement and a discrete income tax expense of approximately $105 million, or $0.24 per diluted share.
Net earnings attributable to Mosaic for fiscal 2013 were $1.9 billion, or $4.42 per diluted share. Included in fiscal 2013 net earnings was a discrete income tax benefit of approximately $180 million, or $0.42 per diluted share, related to the resolution of certain tax matters and resulting in a lower overall effective tax rate.
The more significant factors that affected our results of operations and financial condition in 2015, 2014, the seven months ended December 31, 2013 and fiscal 2013 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2015
Operating earnings for the year ended December 31, 2015, were unfavorably impacted by lower average selling prices for phosphates, lower Potash sales volumes and higher Canadian Resource Tax expense as a result of Saskatchewan law changes enacted in 2015 regarding the treatment of capital expenditures.  This was partially offset by lower costs in Potash from our cost saving initiatives and the benefit from a weaker Canadian dollar compared to the same period in the prior year.
In the current year, lower Potash sales volumes were primarily driven by lower sales volumes in North America as a result of excess supply and lower demand due to cautious customers' purchase behavior. In the first half of 2015, there were increased imports into North America as foreign currency fluctuations allowed foreign competitors the ability to more economically ship product into North America. Lastly, in the second half of the year, customers delayed purchases as a result of cautious purchasing behavior, when compared to the prior year.
Phosphates average selling prices started 2015 higher than the prior year due in part to the reduction in supply from the closure of certain phosphate U.S. production facilities owned by our competitors. However, in the second half of 2015, phosphates average selling prices started to decline below the prior year's level, primarily due to lower raw material costs and lower commodity prices in the current year. Average selling prices have continued to decline in 2016, driven in part by lower market prices of raw materials and lower seasonal demand.
Other highlights in the year ended December 31, 2015:
We generated $1.8 billion in cash flows from operations for the year ended December 31, 2015. We maintained cash and cash equivalents of $1.3 billion as of December 31, 2015 after setting aside $630 million in restricted cash that we expect to be placed into trust funds in early 2016 as financial assurance to support certain estimated future asset retirement obligations, as discussed more fully in Note 20 of our Notes to Consolidated Financial Statements. The restricted cash is included in other assets in our Consolidated Balance Sheets.

During 2015, we took the following steps toward achieving our strategic priorities:

•	Growth: Grow our production of essential crop nutrients and operate with increasing efficiency

•
During 2015, we made equity contributions of $225 million to the Ma'aden Wa'ad Al Shamal Phosphate Company (the “MWSPC”), our joint venture with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We currently estimate that our total cash investment in MWSPC, including the amount we have invested to date, will approximate $850 million. At December 31, 2015, our cash investment was $488 million. We estimate the total cost to develop and construct the integrated phosphate production facilities to be approximately $8.0 billion. We expect this amount to be funded through external debt facilities, and investments by the joint venture members.

•
We continued the expansion of capacity in our Potash segment, with the K3 shafts at our Esterhazy mine, which are on track to start producing ore in 2017 and are expected to add an estimated 0.9 million tonnes to our potash operational capacity. Once completed, this will provide us the ability to mitigate future brine inflow management costs and risk.

•	Market Access: Expand our reach and impact by continuously strengthening our distribution network

•
We completed the integration of our December 2014 acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business and working capital in Brazil and Paraguay (the "ADM Acquisition"). Under the terms of the acquisition agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. Over time, we expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients.

•	Innovation: Build on our industry-leading products, process and sustainability innovations

•	We continued our efforts to further expand MicroEssentials® capacity, to add an incremental 1.2 million tonnes, and bring total capacity to 3.5 million tonnes by 2017.

•	Total Shareholder Return: Deliver strong financial performance and provide meaningful returns to our shareholders

•	In March 2015, our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, effective with the dividend declaration in May 2015.

•
In May 2015, our Board of Directors authorized a $1.5 billion share repurchase program (the “2015 Repurchase Program”) allowing Mosaic to repurchase shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. In connection with this authorization, the remaining amount of $149.4 million authorized under the $1.0 billion share repurchase program authorized in 2014 (the “2014 Repurchase Program”) was terminated. The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

•
During 2015, an aggregate of 15,558,744 shares of Common Stock was repurchased under our repurchase programs for an aggregate of approximately $698.3 million. As of December 31, 2015, we have approximately $925 million remaining under the 2015 Repurchase Program. We currently have no Class A Shares outstanding.

•
We continued to execute against our cost saving initiatives in ways that are positively impacting financial results. For example, we have reduced our potash cash costs, including realized mark-to-market gains and losses, per production tonne by approximately 10% compared to 2014.

•
We reached agreements with federal and state regulators that, when effective, will resolve claims relating to our management of certain waste materials at fertilizer manufacturing facilities in Florida and Louisiana. After the consent decrees become effective, we will deposit cash in the amount of $630 million into two trust funds as financial assurance to support certain estimated future asset retirement obligations, and take certain additional actions as discussed more fully in Note 20 of our Notes to Consolidated Financial Statements.

Year ended December 31, 2014
Operating earnings for the year ended December 31, 2014, reflected net costs of approximately $109.0 million related to improving utilization of our asset base, including our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility, sell our Hersey salt operations and exit our distribution businesses in Argentina and Chile, compared to $122.8 million for charges as described above for the year ended December 31, 2013.
Operating earnings were favorably impacted by Phosphates sales volumes which were 9.3 million tonnes in 2014 compared to 8.3 million tonnes in 2013. On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"). The increase in sales volumes from the prior year was primarily due to more tonnes available from the CF Phosphate Assets Acquisition. Lower raw material costs also favorably impacted operating earnings in 2014 compared to 2013.
Potash sales volumes were 9.0 million tonnes for the year ended December 31, 2014, compared to 7.7 million tonnes in the prior year as we experienced an increase in demand in 2014 compared to 2013. In 2013, Potash sales volumes were constrained by sentiments in the market driving customers to purchase fertilizer only as needed, combined with delayed purchases in anticipation of the signing of supply contracts in China. Despite strong demand, and the fact that potash selling prices grew stronger each quarter in 2014, potash selling prices did not recover to the price levels seen in the first half of 2013. Potash selling prices began to decrease in 2013 due to uncertainty in the potash market and weak customer sentiment, which was exacerbated in July 2013, when one of our global competitors announced its intention to increase production volumes and corresponding sales volumes.
Seven months ended December 31, 2013
Operating earnings for the seven months ended December 31, 2013 were impacted by lower phosphate and potash selling prices compared to the seven months ended December 31, 2012.
Potash selling prices declined from 2012 levels due to supply and demand fundamentals and uncertainty in the potash market as described above. At the beginning of the Transition Period, Potash sales volumes were constrained by negative sentiments and cautious purchasing behavior by customers in the market; however, the demand improved in the fourth quarter of calendar 2013 with a strong fall application.
Our average selling price for phosphates declined from 2012 levels, due in part to softer demand caused by higher producer inventories, a decline in India’s import demand and Chinese export policies. However, prices hit a floor during the latter part of calendar 2013 and we saw prices begin to rise in December 2013. The decrease in the average selling price was partially offset by lower raw material costs, including sulfur, ammonia and phosphate rock, for our phosphates products. Phosphates sales volumes for the seven months ended December 31, 2013 were higher than the same period in the prior year, due to higher domestic sales volumes driven by a strong fall application season in North America, strong demand in Brazil and customers taking positions when prices started rising in December 2013 after a steady decline in prices over calendar 2013.
On August 5, 2013, we entered into a shareholders' agreement to form MWSPC.
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
We generated $1.9 billion in cash flows from operations in fiscal 2013 and maintained cash and cash equivalents of $3.7 billion as of May 31, 2013.

Phosphates Net Sales and Gross Margin
The following table summarizes Phosphates net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,		2015-2014		Year Ended December 31,	Seven Months Ended December 31,		Year Ended May 31,
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2013 (unaudited)	2013	2012 (unaudited)	2013
Net sales:
North America	$2,766.4	$2,632.9	$133.5	5.1%	$2,275.9	$1,275.4	$1,440.2	$2,467.9
International	1,853.8	2,004.2	(150.4)	(7.5)%	2,013.5	1,070.6	1,213.6	2,129.3
Total	4,620.2	4,637.1	(16.9)	(0.4)%	4,289.4	2,346.0	2,653.8	4,597.2
Cost of goods sold	3,783.1	3,700.0	83.1	2.2%	3,517.9	2,006.0	2,044.2	3,556.0
Gross margin	$837.1	$937.1	$(100.0)	(10.7)%	$771.5	$340.0	$609.6	$1,041.2
Gross margin as a percentage of net sales	18.1%	20.2%			18.0%	14.5%	23.0%	22.6%
Sales volume (in thousands of metric tonnes)
Crop Nutrients(a)
North America - DAP/MAP (b)	3,604	3,337	267	8.0%	2,951	1,795	1,695	3,803
International - DAP/MAP (b)(c)	3,392	3,451	(59)	(1.7)%	2,925	1,523	1,445	3,501
MicroEssentials® (c)	1,782	1,850	(68)	(3.7)%	1,837	1,139	909
Feed and Other (b)	567	617	(50)	(8.1)%	578	349	298	528
Total Phosphates Segment Tonnes	9,345	9,255	90	1.0%	8,291	4,806	4,347	7,832
Average selling price per tonne:
DAP (FOB plant)	$443	$449	$(6)	(1.3)%	$441	$403	$527	$507
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$439	$479	$(40)	(8.4)%	$491	$457	$513	$524
Sulfur (long ton)	$151	$133	$18	13.5%	$157	$145	$192	$184
Blended rock (metric tonne)	$61	$63	$(2)	(3.2)%	$62	$61	$66	$65

Production volume (in thousands of metric tonnes)	9,462	9,277	185	2.0%	8,170	4,760	4,792	8,202
______________________________

(a)	Excludes tonnes sold by PhosChem for its other member through December 31, 2013.

(b)	Excludes MicroEssentials®.

(c)	Includes sales volumes to our International Distribution Segment.
Calendar 2015 compared to Calendar 2014
The Phosphates segment’s net sales of $4.6 billion for the year ended December 31, 2015 were comparable to the same period in 2014. Lower average selling prices had a negative impact on net sales of approximately $35 million, which was partially offset by the favorable impact of higher sales volumes of approximately $25 million.
Our average DAP selling price was $443 per tonne for the year ended December 31, 2015, a decrease of $6 per tonne compared with the same period a year ago as discussed in the Overview.
The Phosphates segment’s sales volumes increased to 9.4 million tonnes for the year ended December 31, 2015, compared to 9.3 million tonnes in the same period a year ago, driven by sales in North America due to additional volume benefits from a full year of production from the assets acquired in the CF Phosphates Asset Acquisition.
Gross margin for the Phosphates segment decreased to $837.1 million in the current period compared with $937.1 million for the year ended December 31, 2014. Lower average selling prices negatively impacted gross margin by approximately $35 million. Higher sulfur costs resulted in an unfavorable impact of approximately $75 million partially offset by the favorable impact of lower ammonia costs of approximately $60 million when compared to the prior year period. Higher plant spending and the timing of turnarounds also had a negative impact of approximately $50 million in the current year period. As a result of these factors, gross margin as a percentage of net sales decreased to 18% for the year ended December 31, 2015 compared to 20% for the same period a year ago.
The average consumed price for ammonia for our North American operations decreased to $439 per tonne in the current period from $479 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $151 per long ton for the year ended December 31, 2015 from $133 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock was $61 per tonne in the current period, compared to $63 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine included in cost of goods sold in our North American operations was 7% for 2015 and 2014.
The Phosphates segment’s production of crop nutrient dry concentrates and animal feed ingredients was 9.5 million tonnes for the year ended December 31, 2015, compared to 9.3 million tonnes for the same period of 2014. The increase in production was primarily due to a full year of production in the current year from the Plant City facility acquired in March 2014, as part of the CF Phosphate Assets Acquisition. Our operating rate for processed phosphate production was 81% in 2015 compared to 82% in 2014. We are operating at a lower production rate in the first quarter of 2016 as buyers appear to be delaying purchases. This is lengthening the seasonal period of weak demand.
Our phosphate rock production was 14.5 million tonnes in the current year compared with 14.0 million tonnes in the same period a year ago. In 2015, we had a full year of production from the South Pasture, Florida mine that was acquired as part of the CF Phosphate Assets Acquisition, which resulted in an additional 0.7 million tonnes. We also had higher phosphate rock production at our legacy mines, which offset the loss of production from our Hookers Prairie, Florida mine. That mine exhausted its reserves in June 2014.
Calendar 2014 compared to Calendar 2013 (Unaudited)
The Phosphates segment’s net sales increased to $4.6 billion for the year ended December 31, 2014, compared to $4.3 billion in the prior year period. The increase was due to higher sales volumes that impacted net sales by approximately $420 million and higher average DAP selling price that impacted net sales by approximately $30 million. Our Phosphates segment’s results also included the consolidated results of Phosphate Chemicals Export Association, Inc. (“PhosChem”) through December 31, 2013. Effective December 31, 2013, we and PhosChem’s other member each assumed responsibility for PhosChem’s former activities as they related to our respective products.  We subsequently dissolved PhosChem. The prior year period included approximately $98 million related to PhosChem net sales for its other member, which had a minimal impact on gross margin.
Our average DAP selling price was $449 per tonne for the year ended December 31, 2014, an increase of $8 per tonne or 1.8% compared with the prior year period. Price levels in 2013 were negatively impacted by softer global demand caused in part by higher than normal producer inventories and a decline in India's import demand. In 2014, price levels were higher than the prior year due to a strengthening market environment.
The Phosphates segment’s sales volumes increased to 9.3 million tonnes for the year ended December 31, 2014, compared to 8.3 million tonnes in the prior year period, due primarily to more tonnes available due to the CF Phosphate Assets Acquisition.
Gross margin for the Phosphates segment increased to $0.9 billion for the year ended December 31, 2014, compared with $0.8 billion for the year ended December 31, 2013. Higher sales volumes had a favorable impact on gross margin of approximately $110 million, as did lower product costs of approximately $50 million. The lower product costs were driven by approximately $120 million of lower sulfur and ammonia costs used in our North American production. These costs were partially offset by higher rock costs. The rock costs were impacted by approximately $40 million related to the effect of amortization of the fair market value adjustment of inventory acquired in the CF Phosphate Assets Acquisition. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales increased to 20% for the year ended December 31, 2014 compared to 18% for the prior year period.
The average consumed price for ammonia for our North American operations decreased to $479 per tonne for the year ended December 31, 2014, from $491 in the prior year period. The average consumed price for sulfur for our North American operations decreased to $133 per long ton for the year ended December 31, 2014 from $157 in the prior year period. We purchased more raw materials, primarily ammonia, from third parties in 2014, primarily due to increased production related to the CF Phosphate Assets Acquisition. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock was $63 per tonne for the year ended December 31, 2014, compared to $62 per tonne in the prior year period. The percentage of phosphate rock purchased from our Miski Mayo Mine included in cost of goods sold in our North American operations decreased to 7% in 2014 from 8% in the prior year period.

The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 9.3 million tonnes for the year ended December 31, 2014, compared to 8.2 million tonnes for the same period of the prior year. The increase in production was due to approximately 1.3 million tonnes of production from the Plant City facility acquired as part of the CF Phosphate Assets Acquisition. Also, in the fourth quarter of 2014, we temporarily curtailed our phosphate fertilizer production, primarily related to the increasing cost of raw material prices, in particular ammonia prices. The curtailment partially offset the increase in volumes from the CF Phosphate Assets Acquisition. Our operating rate for processed phosphate production was 82% in 2014 compared to 84% in 2013.
Our phosphate rock production was 14.0 million tonnes for the year ended December 31, 2014, compared with 14.2 million tonnes in the prior year period. The decrease was due to lower phosphate rock production at our legacy mines consistent with expected recoveries as reflected in our long-term mine plans. Also, in June 2014, we exhausted the reserves at our Hookers Prairie, Florida mine, which produced 1.9 million tonnes in the prior year period. These decreases were mostly offset by additional production of 2.6 million tonnes from the South Pasture, Florida mine that was acquired as part of the CF Phosphate Assets Acquisition.
Seven months ended December 31, 2013 and 2012 (Unaudited)
The Phosphates segment’s net sales decreased to $2.3 billion for the seven months ended December 31, 2013, compared to $2.7 billion in the seven months ended December 31, 2012. The decrease was due to lower sales prices that resulted in a reduction to net sales of approximately $550 million, partially offset by higher sales volumes that impacted net sales by approximately $240 million.
Our average DAP selling price was $403 per tonne for the seven months ended December 31, 2013, a decrease of $125 per tonne or 24% compared with the seven months ended December 31, 2012. This decrease was due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes increased to 4.8 million tonnes for the seven months ended December 31, 2013, compared to 4.3 million tonnes in the seven months ended December 31, 2012. The increase in phosphate sales volumes from the same period in the prior year was due to the factors discussed in the Overview.
Included in our results for the seven months ended December 31, 2013 are PhosChem net sales and costs for its other member of $70 million compared with $64 million for the seven months ended December 31, 2012.
Gross margin for the Phosphates segment decreased to $340.0 million in the seven months ended December 31, 2013 compared with $609.6 million for the seven months ended December 31, 2012. Lower sales prices had an unfavorable impact on gross margin of approximately $550 million, which was partially offset by higher sales volumes and lower product costs of approximately $80 million and $170 million, respectively. Approximately $140 million of the decrease in product costs was due to lower sulfur and ammonia costs, and approximately $40 million was due to the lower cost of phosphate rock used in our North America operations. Other factors affecting gross margin and costs are discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 15% for the seven months ended December 31, 2013 compared to 23% for the seven months ended December 31, 2012.
The average consumed price for ammonia for our North American operations decreased to $457 per tonne in the seven months ended December 31, 2013 from $513 in the seven months ended December 31, 2012. The average consumed price for sulfur for our North American operations decreased to $145 per long ton for the seven months ended December 31, 2013 from $192 in the seven months ended December 31, 2012. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock decreased to $61 per tonne in the current period, compared to $66 per tonne in the same period a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine used in finished product production in our North American operations increased to 9% for the seven months ended December 31, 2013 from 6% in the seven months ended December 31, 2012. This increase offset the percentage of purchased rock from unrelated parties used in phosphate finished product production in our North American operations, which decreased to 3% in the seven months ended December 31, 2013, from 6% in the seven months ended December 31, 2012.
The Phosphates segment’s North American production of crop nutrient dry concentrates and animal feed ingredients was 4.8 million tonnes for the seven months ended December 31, 2013 and 2012. Our operating rate for processed phosphate production was 84% in the seven months ended December 31, 2013 compared to 85% in the seven months ended December 31, 2012.
Our phosphate rock production was 7.9 million tonnes for the seven months ended December 31, 2013 compared with 9.0 million tonnes in the seven months ended December 31, 2012. In addition to variations in rock reserve grade, production volumes declined as inventory levels had been rebuilt following the settlement in early 2012 of litigation that had resulted in shutdowns or reduced production at our South Fort Meade mine and mining had been reduced in line with our inventory management strategy.
Potash Net Sales and Gross Margin
The following table summarizes Potash net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,		2015-2014		Year Ended December 31,	Seven Months Ended December 31,		Year Ended May 31,
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2013 (unaudited)	2013	2012 (unaudited)	2013
Net sales:
North America	$1,337.9	$1,778.9	$(441.0)	(24.8)%	$1,670.7	$833.1	$1,270.9	$2,108.0
International	1,109.1	1,072.7	36.4	3.4%	1,302.5	554.1	653.7	1,421.3
Total	2,447.0	2,851.6	(404.6)	(14.2)%	2,973.2	1,387.2	1,924.6	3,529.3
Cost of goods sold	1,658.7	1,928.4	(269.7)	(14.0)%	1,868.3	1,025.9	1,070.3	1,931.3
Gross margin	788.3	923.2	(134.9)	(14.6)%	1,104.9	361.3	854.3	1,598.0
Canadian resource taxes	248.0	168.4	79.6	47.3%	187.0	98.4	161.3	249.9
Gross margin (excluding CRT)(a)	$1,036.3	$1,091.6	$(55.3)	(5.1)%	$1,291.9	$459.7	$1,015.6	$1,847.9
Gross margin (excluding CRT) as a percentage of net sales	42.3%	38.3%			43.5%	33.1%	52.8%	52.4%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	2,431	3,601	(1,170)	(32.5)%	2,859	1,439	1,732	3,139
International	4,824	4,639	185	4.0%	4,127	1,918	1,665	3,966
Total	7,255	8,240	(985)	(12.0)%	6,986	3,357	3,397	7,105
Non-agricultural	671	732	(61)	(8.3)%	711	441	384	666
Total Potash Segment Tonnes	7,926	8,972	(1,046)	(11.7)%	7,697	3,798	3,781	7,771
Average selling price per tonne (FOB plant):
MOP - North America(b)	$313	$325	$(12)	(3.7)%	$382	$346	$474	$450
MOP - International(c)	239	226	13	5.8%	303	274	390	349
MOP - Average	273	279	(6)	(2.2)%	350	325	444	405

Production volume (in thousands of metric tonnes)	8,410	8,165	245	3.0%	8,056	4,139	3,850	7,767
______________________________

(a)
Gross margin (excluding CRT), a non-GAAP measure, is calculated as GAAP gross margin less Canadian resource taxes. Gross margin (excluding CRT) as a percentage of net sales, also a non-GAAP measure, is calculated as GAAP gross margin plus Canadian resource taxes, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader's ability to compare our GAAP gross margin with that of other companies that incur Canadian resource tax expense and classify it in a manner different than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for Potash affords them greater transparency in assessing our financial performance against competitors' gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page F-21.

(b)	This price excludes industrial and feed sales.

(c)	Includes sales volumes to our International Distribution segment.

Calendar 2015 compared to Calendar 2014
The Potash segment’s net sales decreased to $2.4 billion for the year ended December 31, 2015, compared to $2.9 billion in the same period a year ago. The decrease was primarily due to lower sales volumes that resulted in a decrease in net sales of approximately $440 million partially offset by a favorable impact of approximately $40 million from selling prices. Although average selling prices were down over the prior year, prices had a favorable impact on net sales driven by the mix of sales as international average selling prices were higher than the prior year.
Our average MOP selling price was $273 per tonne for the year ended December 31, 2015, a decrease of $6 per tonne compared with the same period a year ago. After declining in the first quarter of 2014, potash prices rebounded and continued to rise throughout 2014, led by increasing demand in Brazil, China and India. Potash prices started trending down in 2015 due to lower commodity prices, global economic conditions and foreign exchange volatility, especially in Brazil. In addition, higher supply as a result one of our competitors completing a proving run in late 2015, and higher supply of imports at lower prices due to lower costs for foreign producers as a result of favorable foreign exchange rates in certain countries, resulted in additional pricing pressure. Prices have continued to decline in 2016.
The Potash segment’s sales volumes decreased to 7.9 million tonnes for the year ended December 31, 2015, compared to 9.0 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Potash gross margin (excluding CRT) decreased to $1.0 billion in the current year, from $1.1 billion for the year ended December 31, 2014. Gross margin was negatively impacted by approximately $195 million from the decrease in sales volumes, partially offset by a favorable impact of approximately $40 million from our average selling prices. Lower production costs also had a positive impact of approximately $100 million on gross margin, including the benefits from a weaker Canadian dollar, higher production, which resulted in higher fixed cost absorption, and cost-saving initiatives. The average value of the Canadian dollar decreased by approximately 14% in 2015 compared to 2014, which reduced our expenses. These and other factors affecting gross margin (excluding CRT) further discussed below. As a result of these factors, gross margin (excluding CRT) as a percentage of net sales increased to 42% for the year ended December 31, 2015, compared to 38% for the same period a year ago. Reconciliations of gross margin (excluding CRT) to gross margin, and gross margin (excluding CRT) as a percentage of net sales to gross margin as a percentage of net sales, are found on page F-21.
We incurred $165.7 million in expenses, including depreciation on brine assets, and $35.1 million in capital expenditures related to managing the brine inflows at our Esterhazy mine in 2015, compared to $181.6 million and $19.7 million, respectively, in 2014. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
We incurred $33.3 million in royalties in the year ended December 31, 2015, compared to $26.6 million in the year ended December 31, 2014 due to higher production.
For the year ended December 31, 2015, potash production was 8.4 million tonnes compared to 8.2 million tonnes in the year ended December 31, 2014. In the first half of 2015, our operating rate for potash production was 92% as we increased production to rebuild inventory levels which were low from strong sales at the end of 2014, compared to an operating rate of 73% in the first half of 2014. In the second half of 2015, our operating rate was 69%, compared to an operating rate of 79% in the second half of 2014 when we were completing a proving run at our Colonsay, Saskatchewan mine.
Calendar 2014 compared to Calendar 2013 (Unaudited)
The Potash segment’s net sales decreased to $2.9 billion for the year ended December 31, 2014, compared to $3.0 billion in the prior year period. The decrease was primarily due to lower selling prices that resulted in a decrease in net sales of approximately $600 million, partially offset by higher sales volumes that resulted in an increase of approximately $480 million.

Our average MOP selling price was $279 per tonne for the year ended December 31, 2014, a decrease of $71 per tonne compared with the prior year period. Average potash selling prices were lower in 2014 due to the factors discussed above.
The Potash segment’s sales volumes increased to 9.0 million tonnes for the year ended December 31, 2014, compared to 7.7 million tonnes in the prior year period, due to the factors discussed in the Overview.
Gross margin (excluding CRT) for the Potash segment decreased to $1.1 billion for the year ended December 31, 2014, from $1.3 billion for the year ended December 31, 2013. Gross margin (excluding CRT) was unfavorably impacted by approximately $600 million related to lower selling prices, partially offset by a favorable impact of approximately $240 million due to an increase in sales volumes. Favorable changes in foreign currency exchange rates, lower plant spending, primarily related to cost reduction activities, and favorable plant mix, which led to higher fixed cost absorption, benefited gross margin (excluding CRT) by approximately $145 million compared to 2013. The average value of the Canadian dollar decreased by approximately 8% in 2014, which reduced our expenses. These and other factors affecting gross margin (excluding CRT) and costs are further discussed below. As a result of these factors, gross margin (excluding CRT) as a percentage of net sales decreased to 38% for the year ended December 31, 2014, compared to 44% for the same period a year ago.
We incurred $181.6 million in expenses, including depreciation on brine assets, and $19.7 million in capital expenditures related to managing the brine inflows at our Esterhazy mine in 2014, compared to $201.6 million and $41.2 million, respectively, in 2013.
We incurred $26.6 million in royalties for the year ended December 31, 2014, compared to $48.2 million for the year ended December 31, 2013, due to lower selling prices.
For the year ended December 31, 2014, potash production was 8.2 million tonnes compared to 8.1 million tonnes for the year ended December 31, 2013. In 2014, we completed a production proving run of the expanded capacity at our Colonsay, Saskatchewan potash mine. The increase in production from the proving run was offset by lower production caused by unplanned down time at our Carlsbad, New Mexico mine related to a warehouse roof collapse. A shortage of rail service in the first four months of 2014, which prioritized shipments from a large North American grain crop over fertilizer shipments, also impacted production and sales volumes in the current year. Our operating rate for potash production was 75% for the years ended December 31, 2014 and 2013.
Seven months ended December 31, 2013 and 2012 (Unaudited)
The Potash segment’s net sales decreased to $1.4 billion for the seven months ended December 31, 2013 compared with $1.9 billion for the seven months ended December 31, 2012. This was primarily due to a decrease in sales prices which resulted in lower net sales of approximately $400 million. Also, in the seven months ended December 31, 2012, we received approximately $120 million for reimbursement of certain costs under a tolling agreement which were not received in the seven months ended December 31, 2013, as the agreement had expired.
Our average MOP selling price was $325 per tonne for the seven months ended December 31, 2013, which is a decrease of 27% compared to the seven months ended December 31, 2012 average price of $444 per tonne. MOP selling prices, both domestic and international, decreased due to factors discussed in the Overview.
Gross margin (excluding CRT) for the Potash segment decreased to $459.7 million for the seven months ended December 31, 2013 from $1.0 billion for the seven months ended December 31, 2012. The gross margin (excluding CRT) was unfavorably impacted by the items discussed above and the impact of higher costs of approximately $120 million including factors further discussed below. Gross margin (excluding CRT) as a percentage of net sales decreased to 33% for the seven months ended December 31, 2013 from 53% for the seven months ended December 31, 2012, reflecting the 27% decline in average MOP selling price.
We incurred $197.2 million in depreciation expense for the seven months ended December 31, 2013 compared to $161.7 million for the seven months ended December 31, 2012. The higher depreciation relates to more fixed assets being depreciated as they have been brought into service for our expansion and sustaining projects.
We incurred $22.3 million in royalties in the seven months ended December 31, 2013 compared to $32.1 million in the seven months ended December 31, 2012. The decrease in royalties was due primarily to lower selling prices in the Transition Period.
We incurred $112.3 million in expenses, including depreciation on brine assets, and $10.1 million in capital expenditures related to managing the brine inflows at our Esterhazy mine during the seven months ended December 31, 2013, compared to

$146.2 million and $100.4 million, respectively, in the seven months ended December 31, 2012. During the Transition Period, inflows continued to be within the range of our historical experience. Brine inflow expenses decreased compared to the seven months ended December 31, 2012 as a project came on line that enhances our flexibility for disposing of brine that has been pumped out of the mine by injecting it at the remote injection site. In addition, the timing of activities and other temporary operating factors favorably impacted the expense for the seven months ended December 31, 2013. Capital expenditures decreased from the prior year period primarily due to expenditures for our new remote injection site in the prior year period.
For the seven months ended December 31, 2013, potash production was 4.1 million tonnes compared to 3.9 million tonnes for the seven months ended December 31, 2012. This was due to our completion of a proving run of the expanded capacity at our Esterhazy Saskatchewan potash mine, partially offset by planned curtailments at our Colonsay and Esterhazy potash mines in the later part of the period. Our operating rate for potash production was 66% in the Transition Period compared to 71% for the seven months ended December 31, 2012. This was due to higher capacity in the Transition Year as a result of the expiration at the end of calendar 2012 of our obligation to supply 1.1 million tonnes of potash per year under a tolling agreement.
Canadian Resource Taxes
We incurred $248.0 million in Canadian resource taxes for the year ended December 31, 2015, compared with $168.4 million in the same period of the prior year. These taxes increased due to lower deductions for capital expenditures primarily related to changes in Saskatchewan resource tax law in 2015.
For the years ended December 31, 2014 and 2013, we incurred $168.4 million and $187.0 million, respectively in Canadian resource taxes. These taxes decreased in 2014 compared to 2013 due to lower realized prices and profitability, partially offset by lower deductions for capital expenditures and higher sales volumes.
We incurred $98.4 million in Canadian resource taxes for the seven months ended December 31, 2013 compared with $161.3 million for the seven months ended December 31, 2012. The lower taxes were due primarily to lower sales and profits in the Transition Period.

International Distribution Net Sales and Gross Margin
The following table summarizes International Distribution net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,		2015-2014		Year Ended December 31,	Seven Months Ended December 31,		Year Ended May 31,
(in millions, except price per tonne or unit)	2015	2014	Change	Percent	2013 (unaudited)	2013	2012 (unaudited)	2013
Net Sales	$2,505.5	$2,134.5	$371.0	17.4%	$2,284.5	$1,419.7	$1,454.3	$2,319.0
Cost of goods sold	2,357.7	1,987.3	370.4	18.6%	2,164.1	1,329.8	1,373.8	2,208.0
Gross margin	$147.8	$147.2	$0.6	0.4%	$120.4	$89.9	$80.5	$111.0
Gross margin as a percent of net sales	5.9%	6.9%			5.3%	6.3%	5.5%	4.8%
Gross Margin per sales tonne	$25	$32	$(7)	(21.9)%	$28	$32	$32	$28
Sales volume (in thousands of metric tonnes)	5,978	4,567	1,411	30.9%	4,309	2,809	2,529	4,029
Realized prices ($/tonne)
Average selling price(FOB destination)(a):	$416	$460	$(44)	(9.6)%	$519	$495	$562	$563
Purchases ('000 tonnes)
DAP/MAP from Mosaic	987	928	59	6.4%	642	535	331	438
MicroEssentials® from Mosaic	490	453	37	8.2%	522	383	265	404
Potash from Mosaic/Canpotex	2,039	1,348	691	51.3%	1,138	682	639	1,095
______________________________

(a)	Average price of all products sold by International Distribution.
Calendar 2015 compared to Calendar 2014
The International Distribution segment’s net sales increased to $2.5 billion for the year ended December 31, 2015, compared to $2.1 billion for 2014. The increase in net sales was primarily due to higher sales volumes that resulted in a favorable impact of approximately $650 million, partially offset by the negative impact from lower selling prices of approximately $280 million compared to the prior year.
The International Distribution segment’s sales volume increased to 6.0 million tonnes for the year ended December 31, 2015, compared to 4.6 million tonnes for the same period a year ago, driven primarily by additional tonnes from the December 2014 ADM Acquisition in Brazil. The overall average selling price decreased $44 per tonne to $416 per tonne in the current year primarily due to a decline in the Brazilian price of materials included in crop nutrient blends ("Blends"), and increased demand for lower value products.
Total gross margin of $147.8 million for the year ended December 31, 2015, remained flat compared to the prior year period due to lower selling prices. The lower prices were offset by the lower cost of materials included in Blends and margins from increased sales volumes as discussed above. Gross margin per tonne decreased to $25 per tonne for the year ended December 31, 2015 from $32 per tonne for the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current year were unfavorably impacted by lower prices driven by weaker demand as a result of lack of access to credit, lower commodity prices and volatility in the Brazilian Real.
Calendar 2014 compared to Calendar 2013 (Unaudited)
The International Distribution segment’s net sales decreased to $2.1 billion for the year ended December 31, 2014, compared to $2.3 billion for the same period in the prior year. The decrease in net sales was primarily due to the impact from lower selling prices of approximately $290 million, partially offset by higher sales volumes that resulted in a favorable impact of approximately $140 million.
The International Distribution segment’s sales volume increased to 4.6 million tonnes for the year ended December 31, 2014, compared to 4.3 million tonnes in the same period a year ago, driven primarily by sales in Brazil and China. The overall average selling price decreased to $460 per tonne in 2014 compared to $519 per tonne in 2013, due to a decline in the Brazilian price of materials included in Blends.

Total gross margin for the year ended December 31, 2014, increased to $147.2 million from $120.4 million for the prior year period due to increased sales volumes as discussed above. Gross margin per tonne increased to $32 per tonne for the year ended December 31, 2014 from $28 per tonne for the same period in the prior year, primarily due to increases in margins in Brazil, supported by strong market conditions.
Seven months ended December 31, 2013 and 2012 (Unaudited)
The International Distribution segment’s net sales decreased to $1.4 billion for the seven months ended December 31, 2013, compared to $1.5 billion for the same period in 2012. The decrease in net sales was primarily due to lower selling prices that resulted in a negative impact of approximately $195 million, partially offset by favorable impact of approximately $160 million from increase in sales volumes, primarily in Brazil, compared to the same period of the prior year.
The International Distribution segment’s sales volume increased to 2.8 million tonnes for the seven months ended December 31, 2013, compared to 2.5 million tonnes for the same period in the prior year, driven by sales to Brazil. The overall average selling price decreased $67 per tonne to $495 per tonne in the seven months ended December 31, 2013, due to a decline in the Brazilian price of raw materials included in Blends.
Total gross margin for the seven months ended December 31, 2013, increased to $89.9 million from $80.5 million in the prior year period, due to increased sales volumes as discussed above. Gross margin per tonne of $32 per tonne was comparable for the seven months ended December 31, 2013 and 2012.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 23 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and our legacy Argentina and Chile results.
Gross margin for Corporate, Eliminations and Other was a loss of $55.3 million for the year ended December 31, 2015, compared to a loss of $80.9 million in the same period a year ago. The change was driven by a lower elimination of profit on intersegment sales of approximately $30 million. Both periods included net unrealized losses of approximately $32 million, primarily on foreign currency derivatives.
For the year ended December 31, 2013, gross margin for Corporate, Eliminations and Other was $18.6 million. This was primarily driven by a change in profit on intersegment sales, partially offset by a loss of approximately $10 million on our Argentina and Chile operations.
The gross margin for the seven months ended December 31, 2013 was $37.1 million was compared to $28.7 million for the same period in the prior year. This was primarily driven by a change in profit on intersegment sales, partially offset by a lower unrealized gain on derivatives for the seven months ended December 31, 2013.

Other Income Statement Items

	Years Ended December 31,		2015-2014		Year Ended December 31,	Seven Months Ended December 31,		Year Ended May 31,
(in millions)	2015	2014	Change	Percent	2013 (unaudited)	2013	2012 (unaudited)	2013
Selling, general and administrative expenses	$361.2	$382.4	$(21.2)	(6)%	$393.5	$211.8	$245.6	$427.3
(Gain) loss on assets sold and to be sold	—	(16.4)	16.4	NM	122.8	122.8	—	—
Carlsbad restructuring expense	—	125.4	(125.4)	NM	—	—	—	—
Other operating expenses	77.9	123.4	(45.5)	(37)%	159.2	76.8	40.8	123.3
(Loss) gain in value of share repurchase agreement	—	(60.2)	60.2	NM	73.2	73.2	—	—
Interest (expense)	(133.6)	(128.9)	(4.7)	4%	(22.8)	(22.8)	—	—
Interest income	35.8	21.3	14.5	68%	16.7	9.5	11.5	18.8
Interest (expense) income, net	(97.8)	(107.6)	9.8	(9)%	(6.1)	(13.3)	11.5	18.8
Foreign currency transaction gain (loss)	(60.5)	79.1	(139.6)	(176)%	34.7	16.5	(34.2)	(15.9)
Other (expense) income	(17.2)	(5.8)	(11.4)	197%	(6.6)	(9.1)	(0.4)	2.0
Provision for income taxes	99.1	184.7	(85.6)	(46)%	384.6	152.6	109.0	341.0
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $361.2 million for the year ended December 31, 2015 compared to $382.4 million for the same period a year ago. For the past two years, our selling, general and administrative expenses have decreased over $30 million, despite the CF Phosphate Assets Acquisition and ADM Acquisition, in part as a result of a successful initiative to reduce support function costs. The year ended December 31, 2014 included costs of approximately $15 million associated with an additional incentive grant, and integration costs from the CF Phosphate Assets Acquisition and costs related to the exit from our distribution businesses in Argentina and Chile for an aggregate amount of approximately $17 million. Selling, general and administrative expenses in 2015 included integration costs related to the ADM Acquisition of approximately $11 million.
Selling, general and administrative expenses decreased to $382.4 million for the year ended December 31, 2014 compared to $393.5 million for 2013. This was due to reduced spending of approximately $25 million related to cost-savings initiatives, partially offset by costs of approximately $15 million associated with an additional incentive grant in 2014.
Selling, general and administrative expenses decreased to $211.8 million for the seven months ended December 31, 2013 compared to $245.6 million for the seven months ended December 31, 2012, due to a decrease in salaries, incentives, and other employee benefits, combined with project expenses incurred in the seven months ended December 31, 2012 that were not repeated in the seven months ended December 31, 2013.
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
The loss on write-down of assets of $122.8 million for the year ended December 31, 2013 is related to the then-planned exit from our Argentina distribution business, write-off of initial engineering costs of our formerly planned ammonia plant, closure of the Hersey potash facility, and the then-planned sale of our Hersey salt operations mentioned in the Overview.

Carlsbad Restructuring Expense
The Carlsbad restructuring expense of $125.4 million for the year ended December 31, 2014 is related to our decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. Further information regarding this action is included in Note 22 of our Notes to Consolidated Financial Statements.
Other Operating Expenses
Other operating expenses were $77.9 million for the year ended December 31, 2015 compared to $123.4 million for the prior year period. Other operating expenses typically consist of four major categories: 1) Asset Retirement Obligations (“AROs”) 2) environmental and legal reserves, 3) insurance reimbursements and 4) gain/loss on fixed assets. The decrease in expenses is primarily due to nonrecurring costs in 2014 of approximately $11 million related to the wind down of operations at our Hookers Prairie, Florida phosphates mine and $14 million related to the settlement of certain legal matters. In 2015 we also had a sales and use tax refund of approximately $9 million.
Other operating expenses for the year ended December 31, 2013 were $159.2 million, which included costs of $42 million associated with the settlement of potash antitrust litigation in calendar 2013.
Other operating expenses were $76.8 million for the seven months ended December 31, 2013 compared to $40.8 million for the seven months ended December 31, 2012. The increase in the seven months ended December 31, 2013 was primarily due to approximately $15 million of ARO adjustments, approximately $9 million related to the settlement of certain mineral rights, and approximately $12 million related to the write-off of fixed assets.
(Loss) Gain in Value of Share Repurchase Agreement
The change in value of share repurchase agreement in 2014 and 2013 was related to the remeasurement of our share repurchase obligation under the Share Repurchase Agreements to its then-present value. For the year ended December 31, 2014, we had a loss of $60.2 million compared to a gain of $73.2 million for the prior year period.
Interest Expense (Income), Net
Interest expense was $133.6 million, $128.9 million, and $22.8 million in for the years ended December 31, 2015, 2014 and 2013, respectively. The increase is primarily related to higher average debt balances as a result of the $800 million unsecured term loan facility under which we borrowed the full amount on September 18, 2014 (the "Term Loan Facility"), and a $2 billion public offering of senior notes completed on November 7, 2013.
Interest income increased to $35.8 million for the year ended December 31, 2015 compared to $21.3 million for the same period a year ago primarily related to an increase in our average international cash balance, which is invested at higher nominal interest rates.
Foreign Currency Transaction Gain (Loss)
In 2015, we recorded a foreign currency transaction loss of $60.5 million. The loss was mainly due to the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries. During 2015, we entered into U.S. dollar-denominated intercompany debt held by our Canadian affiliates which more than offset gains on our U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates.
We recorded foreign currency gains of $79.1 million and $34.7 million for the years ended December 31, 2014 and 2013, respectively. The foreign currency transaction gains were primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.
For the seven months ended December 31, 2013, we recorded a foreign currency transaction gain of $16.5 million. The foreign currency transaction gain in the seven months ended December 31, 2013 was primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and cash held by certain of our Canadian subsidiaries, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.

For the seven months ended December 31, 2012, we recorded a foreign currency transaction loss of $34.2 million. This was primarily the result of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar denominated payables held by our Brazilian subsidiaries.
Provision for Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2015	9.0%	$99.1
Year Ended December 31, 2014	15.2%	184.7
Seven Months Ended December 31, 2013	31.5%	152.6
Year Ended May 31, 2013	15.4%	341.0
For all years our income tax is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the US including foreign tax credits for various taxes incurred.
Income tax expense for the year ended December 31, 2015 was $99.1 million, an effective tax rate of 9.0% on pre-tax income of $1.1 billion. The tax rate included a benefit of $46.6 million, which consists of the resolution of certain state tax matters that resulted in a benefit of $18.4 million, a benefit of $14.5 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process, a benefit of $6.2 million related to losses on the sale of our distribution business in Chile and the reduction in the tax rate for one of our equity method investments that resulted in a benefit of $7.5 million. For further information, please see Note 11 to our Notes to Consolidated Financial Statements.
Income tax expense for the year ended December 31, 2014 was $184.7 million, an effective tax rate of 15.2% on pre-tax income of $1.2 billion. The tax rate was favorably impacted by $53.6 million related to losses on the sale of our distribution business in Argentina, $8.1 million related to the settlement of certain non-U.S. tax matters, and two items related to the ADM Acquisition: $47.0 million as a result of a change in the tax status of a Brazilian subsidiary and a $32.8 million valuation allowance reduction primarily related to net operating losses at a Brazilian subsidiary. The tax rate was negatively impacted by $81.0 million as a result of our decision that our earnings were not permanently re-invested in certain non-U.S. subsidiaries. Additionally, during 2014, we recorded $51.9 million of tax benefit related to the $125.4 million pre-tax charges resulting from the decision to permanently discontinue production of MOP at our Carlsbad, New Mexico facility.
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
Non-GAAP Reconciliation

	Years Ended December 31,			Seven Months Ended December 31,		Year Ended May 31,
	2015	2014	2013 (unaudited)	2013	2012 (unaudited)	2013
Sales	$2,447.0	$2,851.6	$2,973.2	$1,387.2	$1,924.6	$3,529.3
Gross margin	788.3	923.2	1,104.9	361.3	854.3	1,598.0
Canadian resource taxes	248.0	168.4	187.0	98.4	161.3	249.9
Gross margin, (excluding CRT)	$1,036.3	$1,091.6	$1,291.9	$459.7	$1,015.6	$1,847.9
Gross margin (excluding CRT) as a percentage of net sales	42.3%	38.3%	43.5%	33.1%	52.8%	52.4%

In addition to gross margin for the Potash segment, we have presented in the Management's Analysis above, gross margin (excluding CRT), calculated as GAAP gross margin less Canadian resource taxes ("CRT"), and gross margin (excluding CRT as a percentage of net sales, calculated as GAAP gross margin less CRT, divided by sales. Each is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a supplemental numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales is a measure of financial performance under GAAP. Because not all companies use identical calculations, investors should consider that Mosaic’s calculation may not be comparable to other similarly titled measures presented by other companies.
Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhances the reader’s ability to compare our gross margin with that of other peer companies that incur CRT expense and classify it in a manner differently than we do in their statement of earnings. Because securities analysts, investors, lenders and others use gross margin excluding CRT, our management believes that our presentation of gross margin (excluding CRT) for Potash affords them greater transparency in assessing our financial performance against competitors. When measuring the performance of our Potash business, our management regularly utilizes gross margin before CRT. Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales, should be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.
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
Our significant accounting policies can be found in Note 2 of our Notes to Consolidated Financial Statements. We believe the following accounting policies include a higher degree of judgment and complexity in their application and are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.
Recoverability of Long-Lived Assets including Goodwill
Assessing the potential impairment of long-lived assets is an integral part of our normal ongoing review of operations. These assessments involve estimates that require significant management judgment, and include inherent uncertainties that are often interdependent and do not change in isolation. Factors that management must estimate include, among others, industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, tax rates and capital spending. These factors are even more difficult to predict when global financial and commodity markets are highly volatile. Further, our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate. Refer to “Item 1A. Risk Factors” in Part I of our annual report on Form 10-K for 2015.
As mentioned above, these factors do not change in isolation; therefore, it is not practicable to present the impact of changing a single factor. If management uses different assumptions or if different conditions occur in future periods, future impairment charges could result and could be material. Impairments generally would be non-cash charges. During the years ended December 31, 2015 and 2014, and during fiscal 2013, no material impairments were indicated for Mosaic’s asset groups.
The carrying value of goodwill in our reporting units is tested annually as of October 31st for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. Due to recent market conditions, we have experienced a significant decline in our market capitalization. Despite this decline, there is substantial excess in all reporting units based on our internal estimates. Based on our assessment, no goodwill impairment was indicated. As of December 31, 2015, we do not believe any qualitative factors exists that would change the conclusion of this assessment. See Note 9 of our Notes to Consolidated Financial Statements for additional information regarding goodwill. As of December 31, 2015 we had $1.6 billion of goodwill.
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
Although we believe our judgments and estimates are reasonable, results could differ materially if actual selling prices differ significantly from forecasted selling prices or if expected costs change significantly through the ultimate sale of inventory. Charges for lower of cost or market adjustments, if any, are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a decline of market value below cost. During the years ended December 31, 2015 and 2014, seven months ended December 31, 2013, and during fiscal 2013, no material lower of cost or market inventory write-downs were indicated.
We allocate fixed expenses to the costs of production based on normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense. When a production facility is completely shut down temporarily, it is considered “idle”, and all related expenses are charged to cost of goods sold.
Environmental Liabilities and Asset Retirement Obligations
We record accrued liabilities for various environmental and reclamation matters including the demolition of former operating facilities, and AROs.
Contingent environmental liabilities are described in Note 20 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2015 and 2014, we had accrued $25.6 million and $32.5 million, respectively, for environmental matters.
As indicated in Note 12 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of December 31, 2015 and 2014, $841.6 million and $859.5 million, respectively, was accrued for AROs. On September 30, 2015, Mosaic committed $630 million to be deposited into two trust funds as financial assurance to support certain estimated future asset retirement obligations. See Note 20 of our Notes to Consolidated Financial Statements for additional information regarding EPA RCRA Initiative.
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
The judgments made in determining the costs of our benefit plans can impact our Consolidated Statements of Earnings. As a result, we use actuarial consultants to assist management in developing reasonable assumptions and cost estimates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The effects of actual results differing from our assumptions are included as a component of other comprehensive income/(expense) as unamortized net gains and losses, which are amortized into earnings over future periods. As of December 31, 2015 and 2014, we had $75.7 million and $84.1 million, respectively, accrued for pension and other postretirement benefit obligations. Our pension and other postretirement benefits are further described in Note 16 of our Notes to Consolidated Financial Statements.
Income Taxes
We make estimates for income taxes in three major areas: uncertain tax positions, valuation allowances, and U.S. deferred income taxes on our non-U.S. subsidiaries' undistributed earnings.
Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $98.6 million as of December 31, 2015. It is reasonably possible that changes to the Company’s unrecognized tax benefits could decrease in the next twelve months by approximately $70 million to $90 million due to the expected resolution of audit activity.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2015 and 2014, we had a valuation allowance of $11.9 million and $28.3 million, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.
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
We have included a further discussion of income taxes in Note 11 of our Notes to Consolidated Financial Statements.
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
As of December 31, 2015, we had cash and cash equivalents of $1.3 billion, stockholders’ equity of $9.6 billion, long-term debt of $3.8 billion and short-term debt of $25.5 million. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our assets and liquidity targets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During 2015, we invested $1.0 billion in capital expenditures and $225.2 million in MWSPC, and returned cash to shareholders through share repurchases of $709.5 million (largely through the ASR as discussed in Note 17 of our Notes to Consolidated Financial Statements) and cash dividends of $384.7 million.
We have set aside $630 million in restricted cash, included in other assets in our Consolidated Balance Sheet at December 31, 2015, which we expect to be placed into trust funds in early 2016 to be used to fund future estimated costs of our AROs related to our Phosphates business as discussed under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.3 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures as the majority are held in investments denominated in U.S. dollars, as of December 31, 2015. These funds may create foreign currency transaction gains or losses depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $600 million of cash associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 11 of our Notes to Consolidated Financial Statements. We intend to use this cash for non-U.S. expansions and other investments outside the U.S.
In February 2016 we entered into a new accelerated share repurchase transaction to repurchase shares of our Common Stock for a payment of $75 million as discussed in Note 17 of our Notes to Consolidated Financial Statements.
Cash Requirements
We have certain contractual cash obligations that require us to make payments on a scheduled basis. These include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and postretirement obligations. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, rock and natural gas, obligations to purchase raw materials for our international distribution activities and equity contributions for nonconsolidated investments. Other large cash obligations are our AROs and other environmental obligations primarily related to our Phosphates segment, and our long-term debt. Our long-term debt has maturities ranging from one year to 28 years. We expect to fund our AROs, purchase obligations, and capital expenditures with a combination of operating cash flows, cash and cash equivalents, and borrowings. See Off-Balance Sheet Arrangements and Obligations below for the amounts owed by Mosaic under Contractual Cash Obligations and the discussion under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for more information on this matter.
Sources and Uses of Cash
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for calendar years 2015, 2014, and 2013, the seven months ended December 31, 2013 and 2012, and for fiscal 2013:

	Years Ended December 31,				Year Ended December 31,	Seven Months Ended December 31,		Year Ended May 31,
(in millions)			2015-2014
Cash Flow	2015	2014	Change	Percent	2013 (unaudited)	2013	2012 (unaudited)	2013
Net cash provided by operating activities	$1,807.6	$2,122.1	$(314.5)	(15)%	$2,095.9	$912.3	$682.8	$1,880.5
Net cash used in investing activities	(1,748.4)	(2,739.1)	990.7	(36)%	(1,595.3)	(957.2)	(967.0)	(1,589.8)
Net cash provided by (used in) financing activities	(893.4)	(2,168.4)	1,275.0	(59)%	1,438.8	1,682.4	(147.0)	(390.8)
As of December 31, 2015, we had cash and cash equivalents of $1.3 billion. Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our revolving credit facility will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives, and expected dividend payments and share repurchases, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At December 31, 2015, we had $1.48 billion available under our $1.5 billion revolving credit facility.
Operating Activities
Net cash flow from operating activities has provided us with a significant source of liquidity. For the year ended December 31, 2015, net cash provided by operating activities was $1.8 billion, compared to $2.1 billion in the same period of the prior year. Our results of operations, after non-cash adjustments to net earnings, contributed $2.0 billion to cash flows from operating activities during 2015 and 2014. During 2015, we had an unfavorable working capital change of $163.9 million compared to a favorable change of $129.6 million during 2014.
The change in working capital for the year ended December 31, 2015, was primarily driven by an unfavorable impact from the change in other current and noncurrent assets of $320.7 million, mostly offset by a favorable impact from the change in accounts payable of $301.8 million. The change in other current and noncurrent assets was driven by an increase in the balance of final price deferred product and an increase in income tax receivable. The balance of our final price deferred product increased during 2015 from a low level in December 2014 as rising prices caused customers to price product at the end of 2014. Income taxes receivable increased due to the overpayment of estimated payments in 2015. The favorable impact in accounts payable was primarily due to our International Distribution business and the timing of payments as we have extended terms in Brazil.
For the year ended December 31, 2014, cash flows from operating activities were favorably impacted by the change in working capital. This was driven by a decrease in other current assets and noncurrent assets and an increase in accounts payable, partially offset by increases in accounts receivable and inventories. Other current and noncurrent assets decreased by $457.7 million driven by a decrease in our income tax receivable due to the application of prior year tax refunds against current year tax liabilities, resulting in paying less cash for taxes. It was also driven by a decline in the balance of final price deferred products as many of these priced in December 2014, and a decrease in working capital levels of Argentina and

Chile. Accounts payable increased by $105.6 million primarily due to the timing of payments for inventory purchases in Brazil that had not been paid for at December 31, 2014. Accounts receivable increased by $226.5 million primarily due to higher sales in December 2014 compared to December 2013. Inventories increased by $129.7 million due to the higher cost of raw materials used in our phosphates products in 2014.
For the seven months ended December 31, 2013, net cash provided by operating activities was $912.3 million, compared to $682.8 million in the same period of the prior year. During the Transition Period, operating cash flow was primarily generated by net earnings, a decrease in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued liabilities.
For fiscal 2013, net cash provided by operations was $1.9 billion. During fiscal 2013, operating cash flow was primarily generated by net earnings, partially offset by the effect of changes in working capital, including an increase in accounts receivable and higher inventory levels. The increase in accounts receivable was the result of higher sales in May 2013 compared with May 2012 sales. Higher inventories were due to building phosphate rock inventory in fiscal 2013 and entering the year with low finished goods inventory in fiscal 2013 compared to the prior year.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 was $1.7 billion, compared to $2.7 billion in the same period a year ago. Included in net cash used in investing activities in the current year is $630 million, which had been classified as restricted cash included in other assets in our Consolidated Balance Sheet. We expect this cash to be placed into trust funds in early 2016, as financial assurance to support certain estimated future AROs, as discussed in Note 20 of our Notes to Consolidated Financial Statements. In the current year period, we had higher capital expenditures of $1.0 billion compared with $0.9 billion in the prior year, due to higher opportunity capital project spending. Also, in the current year period, we received $47.9 million related to a working capital adjustment from our ADM Acquisition and invested $225.2 million in MWSPC. In the third quarter of 2015 we received $54.4 million from MWSPC, which represented a reimbursement of costs incurred prior to the formation of the company and was reinvested in the joint venture in the fourth quarter.
Net cash used in investing activities for the year ended December 31, 2014 was $2.7 billion, compared to $1.6 billion in the same period a year ago. In 2014, we completed the CF Phosphate Assets Acquisition and the ADM Acquisition for approximately $1.7 billion and invested $154.6 million in MWSPC. Capital expenditures decreased by $497.5 million in 2014 compared to the prior year, due to lower Potash expansion spending and the timing of maintenance capital.
Net cash used in investing activities for the seven months ended December 31, 2013 of $1.0 billion was comparable to the same period in the prior year. Capital expenditures decreased slightly in the Transition Period primarily related to our expansion projects in our Potash segment. We also invested $158.9 million in MWSPC in the Transition Period.
Net cash used in investing activities for fiscal 2013 was $1.6 billion. Capital expenditures decreased slightly in fiscal 2013 primarily related to our expansion projects in our Potash segment. We also invested $15.0 million in MWSPC.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2015 was $0.9 billion, compared to $2.2 billion for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the year, for an aggregate of approximately $709.5 million, and dividends paid of $384.7 million. These were partially offset by net proceeds from structured accounts payable arrangements of $239.5 million in 2015.
Net cash used in financing activities for the year ended December 31, 2014 was $2.2 billion, compared to net cash provided by financing activities of $1.4 billion for the same period in the prior year. Cash used in financing activities primarily reflected shares repurchased during the year for an aggregate of approximately $2.8 billion, and dividends paid of $382.5 million, partially offset by proceeds of $800 million from our Term Loan Facility in 2014.
Net cash provided by financing activities for the seven months ended December 31, 2013 was $1.7 billion, compared to net cash used in financing activities of $147.0 million for the same period in the prior year. In the Transition Period, we received proceeds of $2.0 billion from a public debt offering consisting of $900 million aggregate principal amount of 4.250% Senior Notes due 2023, $500 million aggregate principal amount of 5.45% Senior Notes due 2033 and $600 million aggregate principal amount of 5.625% Senior Notes due 2043. This was the primary reason for the increase in net cash provided by financing activities for the seven months ended December 31, 2013. The proceeds were partially offset by dividends of $213.5 million paid in the Transition Period.
Net cash used in financing activities for fiscal 2013 was $390.8 million, which included dividends paid of $426.6 million.
Debt Instruments, Guarantees and Related Covenants
See Note 10 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements.
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

Information regarding guarantees that meet the above requirements is included in Note 15 of our Notes to Consolidated Financial Statements and is hereby incorporated by reference. We do not have any contingent interest in assets transferred, derivative instruments, or variable interest entities that qualify as off-balance sheet arrangements under SEC rules.
Contractual Cash Obligations
The following is a summary of our contractual cash obligations as of December 31, 2015:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$3,834.1	$43.3	$507.2	$320.0	$2,963.6
Estimated interest payments on long-term debt(a)	2,390.5	160.4	309.7	288.1	1,632.3
Operating leases	258.7	53.5	81.2	51.8	72.2
Purchase commitments(b)	6,293.3	1,933.2	812.8	583.1	2,964.2
Pension and postretirement liabilities(c)	453.1	17.9	93.5	96.5	245.2
Total contractual cash obligations	$13,229.7	$2,208.3	$1,804.4	$1,339.5	$7,877.5
______________________________

(a)	Based on interest rates and debt balances as of December 31, 2015.

(b)
Based on prevailing market prices as of December 31, 2015. The majority of value of items more than 5 years is related to our estimated purchase commitments from our equity investee, the Miski Mayo Mine, and under the CF Ammonia Supply Agreements. For additional information related to our purchase commitments, see Note 19 of our Notes to Consolidated Financial Statements.

(c)
The 2016 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

In addition to the above, we have an obligation to fund our investment in MWSPC of approximately $360 million over the next three years. We have also set aside $630 million in restricted cash, included in other assets in our Consolidated Balance Sheet at December 31, 2015, which we expect to be placed into trust funds in early 2016 to be used to fund future estimated costs of our AROs related to our Phosphates business as discussed under "EPA RCRA Initiative" in Note 20 of our Notes to Consolidated Financial Statements.
Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2015:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$23.4	$23.4	$—	$—	$—
Surety bonds	188.2	182.1	6.1	—	—
Total	$211.6	$205.5	$6.1	$—	$—
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue letters of credit through our revolving credit facility and bi-lateral agreements. As of December 31, 2015 we had $18.7 million of outstanding letters of credit through our credit facility and $4.7 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2015, we had $171.6 million in surety bonds outstanding for reclamation obligations, primarily related to mining in Florida. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.
We are subject to financial assurance requirements related to the closure and post-closure care of our Gypstacks in Florida and Louisiana. These requirements include Florida and Louisiana state financial assurance regulations, and financial assurance requirements under the terms of a consent decree (the “Plant City Consent Decree”) with the Environmental Protection Agency (“EPA”) and the Florida Department of Environmental Protection (“FDEP”) relating to the Plant City, Florida facility we acquired as part of the CF Phosphate Assets Acquisition (the “Plant City Facility”). In addition, in September 2015, we entered into two separate consent decrees (collectively, the “2015 Consent Decrees”) with federal and state regulators that include financial assurance requirements for the closure and post-closure care of substantially all of our Gypstacks in Florida and Louisiana, other than those acquired as part of the CF Phosphate Assets Acquisition, which are discussed separately below.
The 2015 Consent Decrees are not yet effective. See Note 20 of our Notes to Consolidated Financial Statements for additional information relating to our financial assurance obligations, including the Plant City Consent Decree and the 2015 Consent Decrees.
Currently, state financial assurance requirements in Florida and Louisiana for the closure and post-closure care of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of which is approximately $1.7 billion. The value of the AROs for closure and post-closure care of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $535 million as of December 31, 2015. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
With respect to our Florida and Louisiana facilities other than those we acquired as part of the CF Phosphate Assets Acquisition (which are discussed below), we are currently in compliance with the Florida and Louisiana state financial assurance requirements because our financial strength permits us to meet applicable financial strength tests. However, at various times we have not met the applicable financial strength tests and there can be no assurance that we will be able to meet the applicable financial strength tests in the future. In the event we do not meet either financial strength test, we could be required to seek an alternate financial strength test acceptable to state regulatory authorities or provide credit support, which may include surety bonds, letters of credit and cash escrows or trust funds. Cash escrows or trust funds would be classified as restricted cash on our Consolidated Balance Sheets. Assuming we maintain our current levels of liquidity and capital resources, we do not expect that the Florida and Louisiana requirements will have a material effect on our results of operations, liquidity or capital resources. In addition, as discussed below, compliance with the financial assurance requirements included in the 2015 Consent Decrees, which are more burdensome than the current state requirements, will satisfy substantially all of our Gypstack financial assurance obligations excluding those relating to the facilities acquired as part of the CF Phosphate Assets Acquisition, which are discussed below.
As part of the CF Phosphate Assets Acquisition, we acquired the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) and became responsible for two financial assurance arrangements related to these assets. One is a trust (the “Plant City Trust”) established to meet the requirements under the Plant City Consent Decree that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust and based on updated closure cost estimates we have since added an additional $8.7 million to the Plant City Trust. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We have since deposited an additional $3 million in the Bonnie Facility Trust. The financial assurance funding obligations relating to the Bonnie and Plant City Facilities require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding could be required in the future if increases in cost estimates exceed the amounts held in the Plant City Trust or the Bonnie Facility Trust.
The 2015 Consent Decrees will require Mosaic to provide financial assurances for the closure and post-closure care of Gypstacks at our Florida and Louisiana facilities, excluding those acquired as part of the CF Phosphate Assets Acquisition. The financial assurance provisions of the 2015 Consent Decrees are significantly more burdensome than the current state requirements and, when effective, will satisfy substantially all of our Gypstack financial assurance obligations for the related facilities. When the 2015 Consent Decrees are effective, we will, among other things, deposit cash in the total amount of $630 million into two trust funds, corresponding to a material portion of our estimated costs of closure and post-closure care of the relevant Gypstacks currently, rather than the costs estimated at the end of their useful lives.
Other Long-Term Obligations
The following is a summary of our other long-term obligations, including Gypstacks and land reclamation in our Phosphate and Potash segment, as of December 31, 2015:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$2,143.1	$96.5	$147.0	$119.3	$1,780.3
______________________________

(a)
Represents the undiscounted, inflation adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $841.6 million as of December 31, 2015, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

In addition to the above, in 2014, we entered into five-year fertilizer supply agreements providing for Mosaic to supply ADM's fertilizer needs in Brazil and Paraguay.
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
Income Tax Obligations
Gross uncertain tax positions as of December 31, 2015 of $98.6 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 11 of our Notes to Consolidated Financial Statements.
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
Foreign Currency Exchange Rates
We use financial instruments, including forward contracts and zero-cost collars, which typically expire within eighteen months, to reduce the impact of foreign currency exchange risk in our cash flows, not the foreign currency volatility in our earnings.
One of the primary currency exposures relates to several of our Canadian entities, whose sales are primarily denominated in U.S. dollars, but whose costs are paid principally in Canadian dollars, which is their functional currency. We generally enter into derivative instruments for a portion of the currency risk exposure on anticipated cash inflows and outflows, including contractual outflows for our Potash expansion and other capital expenditures denominated in Canadian dollars. A stronger Canadian dollar generally reduces these entities’ operating earnings. A weaker Canadian dollar has the opposite effect. Depending on the underlying exposure, such derivatives can create additional earnings volatility because we do not use hedge accounting. Gains or losses on these derivative contracts, both for open contracts at quarter end (unrealized) and settled contracts (realized), are recorded in either cost of goods sold or foreign currency transaction gain (loss).
The functional currency for our Brazilian subsidiaries is the Brazilian real. We finance our Brazilian inventory purchases with U.S. dollar denominated liabilities. A stronger Brazilian real relative to the U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency transaction gain is recorded as non-operating income. A weaker Brazilian real has the opposite effect. We also enter into derivative instruments for a portion of our currency risk exposure on anticipated cash flows, and record an associated gain or loss in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings.
As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of December 31, 2015 and 2014, the fair value of our major foreign currency exchange contracts were ($54.0) million and ($35.2) million, respectively. We recorded an unrealized loss of $27.4 million in cost of goods sold and recorded an unrealized gain of $0.3 million in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings for 2015.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2015			As of December 31, 2014
	Expected Maturity Date Years ending December 31,			Expected Maturity Date Years ending December 31,
(in millions)	2016	2017	Fair Value	2015	2016	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar			$(48.4)			$(36.6)
Notional (million US$) - long Canadian dollars	$668.1	$78.4		$732.9	$66.5
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2873	1.3388		1.1120	1.1286
Foreign Currency Exchange Collars
Canadian Dollar			$(3.8)			—
Notional (million US$)	63.3	—		—	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3090	—		—	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.2219	—		—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$(1.3)			$(0.9)
Notional (million US$) - short Brazilian real	$211.3	$—		$136.1	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.9130	—		2.6483	—
Notional (million US$) - long Brazilian real	$59.5	$—		$96.5	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.6386	—		2.6661	—
Indian Rupee			$(0.5)			$2.3
Notional (million US$) - short Indian rupee	$136.0	$—		$100.3	$—
Weighted Average Rate - Indian rupee to U.S. dollar	67.0696	—		62.7853	—
Total Fair Value			$(54.0)			$(35.2)
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
As of December 31, 2015 and 2014, the fair value of our major natural gas commodities contracts were ($16.3) million and $(12.6) million, respectively. We recorded an unrealized loss of $1.8 million in cost of goods sold on the Consolidated Statements of Earnings in 2015.
Our primary commodities exposure relates to price changes in natural gas.
The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2015			As of December 31, 2014
	Expected Maturity Date Years ending December 31,		Fair Value	Expected Maturity Date Years ending December 31,		Fair Value
(in millions)	2016	2017		2015	2016
Natural Gas Swaps			$(16.3)			$(12.6)
Notional (million MMBtu) - long	23.5	8.9		14.1	10.3
Weighted Average Rate (US$/MMBtu)	$2.76	$2.75		$3.35	$3.33
Total Fair Value			$(16.3)			$(12.6)
Summary
Overall, there have been no material changes in our primary market risk exposures since the prior year. We do not expect any material changes in our primary risk exposures. For additional information related to derivatives, see Notes 13 and 14 of our Notes to Consolidated Financial Statements.
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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2016, excluding capital expenditures arising out of the pending settlements referred to under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $200 million, primarily related to: (i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $120 million in 2016. In 2017, we estimate environmental capital expenditures will be approximately $250 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $110 million. In the years ended December 31, 2015 and 2014, we spent approximately $280 million and $300 million, respectively, for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2016 or in the future.
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
A denial of our permits, the issuance of permits with cost-prohibitive conditions, substantial delays in issuing key permits, legal actions that prevent us from relying on permits or revocation of permits can prevent or delay our mining at the affected properties and thereby materially affect our business, results of operations, liquidity or financial condition. For example:
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
Waters of the United States. In April 2014, EPA and the Corps jointly issued a proposed rule that would redefine the scope of waters regulated under the federal Clean Water Act. The final rule was issued in June 2015 and became effective in August 2015, but has been challenged through numerous lawsuits. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule until after the legal validity of the regulation is resolved. We believe the new definition would expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and potentially restricting our ability to mine certain of our phosphate rock reserves.
Water Quality Regulations for Nutrient Discharges. There are several ongoing initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example:
Water Quality Regulations for Nutrient Discharges in Florida. The Florida Department of Environmental Protection ("FDEP") has adopted state nutrient criteria rules (the "Florida NNC Rule") to supplant the requirements of numeric water quality standards for the discharge of nitrogen and/or phosphorus into Florida lakes and streams that were adopted by EPA in December 2010 (the "NNC Rule"). While EPA has withdrawn the federal NNC Rule and the FDEP criteria now are effective, the possibility remains that still-pending litigation relating to the NNC Rule future litigation could challenge EPA's withdrawal or the effectiveness of the Florida NNC Rule. Subject to further litigation developments, we expect that compliance with the requirements of nutrient criteria rules could adversely affect our Florida Phosphate operations, require significant capital expenditures or substantially increase our annual operating expenses.
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
In March 2012, several non-governmental organizations brought a lawsuit in federal court against EPA, seeking to require it to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico. EPA had previously denied a 2008 petition seeking such standards. On May 30, 2012, the court granted our motion to intervene in this lawsuit. On September 20, 2013 the court held that, while EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. EPA appealed the district court decision, and the Fifth Circuit Court of Appeals issued a decision in April 2015, holding in substantial part that EPA was not obligated to make a determination that numeric nutrient criteria are or are not necessary, provided EPA gives a reasonable explanation for its conclusion. The Court of Appeals remanded the case to the district court to decide whether EPA can meet that burden. On November 20, 2015 EPA filed a motion with the district court seeking summary judgment and on January 14, 2016, non-state intervenors including Mosaic filed a brief supporting EPA’s motion. If necessary, we intend to defend vigorously EPA’s decision. In the event that EPA were to establish numeric nutrient criteria for nitrogen and phosphorous in the Mississippi River basin and the Gulf of Mexico, we cannot predict what its requirements would be or the effects it would have on us or our customers.
Other Nutrient Issues. We continue to monitor proposed regulations and policies prompted by the 2014 algal bloom in Lake Erie. We cannot predict the effects such initiatives might have to our operations or those of our customers.
Reclamation Obligations. During our phosphate mining operations, we remove overburden in order to retrieve phosphate rock reserves. Once we have finished mining in an area, we use the overburden and sand tailings produced by the beneficiation process to reclaim the area in accordance with approved reclamation plans and applicable laws. We have incurred and will continue to incur significant costs to fulfill our reclamation obligations.
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
During the life of the tailings management areas, clay settling ponds and Gypstacks, we have incurred and will continue to incur significant costs to manage our potash and phosphate residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed. Our asset retirement obligations are further discussed in Note 12 of our Notes to Consolidated Financial Statements.
Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically cash deposits, surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See "Other Commercial Commitments" under "Off-Balance Sheet Arrangements and Obligations" above for additional information about these requirements. Among other matters, EPA and its state agency analogues have engaged in an ongoing review of mineral processing industries, including us and other phosphoric acid producers, under the U.S. Resource Conservation and Recovery Act and state hazardous waste laws. Following negotiations with EPA and state agencies, on September 30, 2015 we entered into two separate consent decrees (collectively, the "2015 Consent Decrees") that, when effective, will resolve claims relating to our management of certain waste materials onsite at certain fertilizer manufacturing facilities in Florida and Louisiana. The 2015 Consent Decrees are each subject to court approval following the filing of a request for such approval by the U.S. Department of Justice. After the 2015 Consent Decrees become effective, we will deposit cash, in the total amount of $630 million, into two trust funds which are expected to increase over time with reinvestment of earnings. The amount to be deposited corresponds to material portion of our estimated asset retirement obligations for closure and long term care of our Gypstacks. The funds are currently classified as restricted cash on our balance sheet. See the discussion under “EPA RCRA Initiative” in Note 20 of our Notes to Consolidated Financial Statements for additional information about this matter.
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
In addition, the production of energy and raw materials that we purchase from unrelated parties for use in our business and energy used in the transportation of our products and raw materials are sources of greenhouse gas emissions.
Governmental greenhouse gas emission initiatives include, among others, the December 2015 agreement (the “Paris Agreement”) which was the outcome of the 21st session of the Conference of the Parties under the United Nations Framework Convention on Climate Change (“UNFCCC”). Nearly 200 nations including the United States and Canada signed the Paris Agreement, which sets out a goal of limiting the average rise in temperatures for this century to below 2 degrees Celsius. Each signatory is expected to develop its own plan (referred to as a Nationally Determined Contribution, or “NDC”) for reaching that goal.
The United States submitted its intended NDC, ahead of the Paris Agreement, in March 2015. The NDC aims to achieve, by 2025, an economy-wide target of reducing greenhouse gas emissions by 26-28% below its 2005 level. It also aims to use best efforts to reduce its emissions by 28%. The U.S. target covers all greenhouse gases (GHGs) that were a part of the 2014 Inventory of Greenhouse Gas Emissions and Sinks. Various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, EPA or various states. Those already adopted may be used to implement the United States’ NDC and as implementation of the Paris Agreement proceeds, more stringent laws and regulations may be enacted to accomplish the goals set out in its NDC. It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material.
Canada remains committed to addressing climate change. Although the federal government has not released details regarding specific new targets following execution of the Paris Agreement, it has announced that it will be establishing national targets and ensuring that Canadian provinces and territories have the flexibility to design their own carbon pricing policies. Our

Saskatchewan Potash facilities will continue to work with Fertilizer Canada and Environment Canada on a sector based approach. In addition, the Province of Saskatchewan, in which our Canadian potash mines are located, has passed legislation to facilitate the development and administration of climate change regulation in Saskatchewan by the Province rather than the federal government. This legislation is not yet effective, but key elements under consideration by the Province include establishing a provincial greenhouse gas emission reduction target, and compliance mechanisms that would provide flexibility for regulated emitters to meet their greenhouse gas reduction obligations. We continue to monitor developments relating to this legislation, as well as the potential future effect on our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources.
Prior to the Paris Agreement, international negotiations concerning greenhouse gas emission reductions and other responses to climate change were underway, but final obligations in the post-Kyoto Protocol period after 2012 remained undefined. Any new international agreements addressing climate change could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.
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
Remedial Activities
The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, and state analogues, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a third-party location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $25.6 million as of December 31, 2015, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
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
Additional Information
For additional information about phosphate mine permitting in Florida, our environmental liabilities, the environmental proceedings in which we are involved, our asset retirement obligations related to environmental matters, and our related accounting policies, see Environmental Liabilities and AROs under Critical Accounting Estimates above and Notes 2, 12, and 20 of our Notes to Consolidated Financial Statements.
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

Recently Issued Accounting Guidance
Recently issued accounting guidance is set forth in Note 3 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.
Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about MWSPC and its nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
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

•
the expected cost of MWSPC and our expected investment in it, the amount, terms, availability and sufficiency of funding for MWSPC from us, Saudi Arabian Mining Company ("Ma’aden"), Saudi Basic Industries Corporation ("SABIC") and existing or future external sources, the ability of MWSPC to obtain additional planned funding in acceptable amounts and upon acceptable terms, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, political and economic instability in the region, and in general the future success of current plans for the joint venture and any future changes in those plans;

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

•
declines in our selling prices or significant increases in costs that can require us to write down our inventories to the lower of cost or market, or require us to impair goodwill or other long-lived assets, or establish a valuation allowance against deferred tax assets;

•	the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

•
the lag in realizing the benefit of falling market prices for the raw materials we use to produce our products that can occur while we consume raw materials that we purchased or committed to purchase in the past at higher prices;

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of Canpotex, Limited (“Canpotex”) or any joint venture in which we participate;

•	shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

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

•
difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of required governmental and regulatory approvals, including permitting activities;

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

•
the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business and our investment in MWSPC, and to successfully integrate and grow acquired businesses;

•
actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations and Canadian resource taxes and royalties, or the costs of MWSPC, its existing or future funding and our commitments in support of such funding;

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

•
changes in our relationships with other members of Canpotex or any joint venture in which we participate or their or our exit from participation in Canpotex or any such export association or joint venture, and other changes in our commercial arrangements with unrelated third parties;

•
the adequacy of our property, business interruption and casualty insurance policies to cover potential hazards and risks incident to our business, and our willingness and ability to maintain current levels of insurance coverage as a result of market conditions, our loss experience and other factors;

•
difficulties in realizing the benefits of our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc., which will commence in 2017, including the risks that the anticipated cost savings from the agreement may not be fully realized over the term of the agreement or that the price of natural gas will rise or the market price for ammonia will fall to a level at which the agreement’s natural gas based pricing becomes disadvantageous to us; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.
Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Mosaic Company:
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and equity for each of the years in the two-year period ended December 31, 2015, the seven-month period ended December 31, 2013, and the fiscal year ended May 31, 2013. In connection with our audits of the consolidated financial statements, we have audited the financial statement Schedule II-Valuation and Qualifying Accounts. We also have audited The Mosaic Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Mosaic Company’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mosaic Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, the seven-month period ended December 31, 2013, and the fiscal year ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein. Also in our opinion, The Mosaic Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .
/s/ KPMG LLP
Minneapolis, Minnesota

February 19, 2016

Consolidated Statements of Earnings
In millions, except per share amounts

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Net sales	$8,895.3	$9,055.8	$4,765.9	$9,974.1
Cost of goods sold	7,177.4	7,129.2	3,937.6	7,213.9
Gross margin	1,717.9	1,926.6	828.3	2,760.2
Selling, general and administrative expenses	361.2	382.4	211.8	427.3
(Gain) loss on assets sold and to be sold	—	(16.4)	122.8	—
Carlsbad restructuring expense	—	125.4	—	—
Other operating expenses	77.9	123.4	76.8	123.3
Operating earnings	1,278.8	1,311.8	416.9	2,209.6
(Loss) gain in value of share repurchase agreement	—	(60.2)	73.2	—
Interest (expense) income, net	(97.8)	(107.6)	(13.3)	18.8
Foreign currency transaction gain (loss)	(60.5)	79.1	16.5	(15.9)
Other (expense) income	(17.2)	(5.8)	(9.1)	2.0
Earnings from consolidated companies before income taxes	1,103.3	1,217.3	484.2	2,214.5
Provision for income taxes	99.1	184.7	152.6	341.0
Earnings from consolidated companies	1,004.2	1,032.6	331.6	1,873.5
Equity in net earnings (loss) of nonconsolidated companies	(2.4)	(2.2)	10.9	18.3
Net earnings including noncontrolling interests	1,001.8	1,030.4	342.5	1,891.8
Less: Net earnings attributable to noncontrolling interests	1.4	1.8	2.5	3.1
Net earnings attributable to Mosaic	$1,000.4	$1,028.6	$340.0	$1,888.7
Basic net earnings per share attributable to Mosaic	$2.79	$2.69	$0.80	$4.44
Basic weighted average number of shares outstanding	358.5	374.1	420.8	425.7
Diluted net earnings per share attributable to Mosaic	$2.78	$2.68	$0.80	$4.42
Diluted weighted average number of shares outstanding	360.3	375.6	422.0	426.9

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
In millions

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Net earnings including noncontrolling interest	$1,001.8	$1,030.4	$342.5	$1,891.8
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax (expense) benefit of $85.4, $87.0, $34.1, and ($16.0), respectively	(1,027.1)	(560.8)	(226.8)	(46.6)
Net actuarial gain (loss) and prior service cost, net of tax (expense) benefit of $1.0, $20.5, ($20.9), and ($5.7), respectively	1.0	(38.2)	34.5	(5.7)
Realized gain (loss) on interest rate swap, net of tax (expense) benefit of ($0.6), $6.3, $0.0, and $0.0, respectively	2.0	9.0	(21.1)	—
Other comprehensive income (loss)	(1,024.1)	(590.0)	(213.4)	(52.3)
Comprehensive income	(22.3)	440.4	129.1	1,839.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3.5)	(0.2)	1.2	2.4
Comprehensive income attributable to Mosaic	$(18.8)	$440.6	$127.9	$1,837.1

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,276.3	$2,374.6
Receivables, net	675.0	754.4
Inventories	1,563.5	1,718.3
Other current assets	629.9	368.2
Total current assets	4,144.7	5,215.5
Property, plant and equipment, net	8,721.0	9,313.9
Investments in nonconsolidated companies	980.5	849.8
Goodwill	1,595.3	1,806.5
Deferred income taxes	691.9	543.1
Other assets	1,279.0	554.2
Total assets	$17,412.4	$18,283.0
Liabilities and Equity
Current liabilities:
Short-term debt	$25.5	$13.5
Current maturities of long-term debt	43.0	41.0
Structured accounts payable arrangements	481.7	237.7
Accounts payable	520.6	559.6
Accrued liabilities	971.8	726.1
Accrued income taxes	5.7	18.8
Total current liabilities	2,048.3	1,596.7
Long-term debt, less current maturities	3,791.1	3,778.0
Deferred income taxes	977.4	987.7
Other noncurrent liabilities	1,030.6	1,200.0
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2015 and 2014	—	—
Class A common stock, $0.01 par value, 194,203,987 shares authorized, none issued and outstanding as of December 31, 2015, 17,176,046 shares issued and outstanding as of December 31, 2014	—	0.2
Class B common stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 387,697,547 shares issued and 352,515,256 shares outstanding as of December 31, 2015, 369,987,783 shares issued and 350,364,236 shares outstanding as of December 31, 2014	3.5	3.5
Capital in excess of par value	6.4	4.2
Retained earnings	11,014.8	11,168.9
Accumulated other comprehensive income (loss)	(1,492.9)	(473.7)
Total Mosaic stockholders’ equity	9,531.8	10,703.1
Non-controlling interests	33.2	17.5
Total equity	9,565.0	10,720.6
Total liabilities and equity	$17,412.4	$18,283.0

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$1,001.8	$1,030.4	$342.5	$1,891.8
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	739.8	750.9	386.2	604.8
Deferred income taxes	47.4	(153.8)	69.1	200.0
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	28.0	4.7	3.9	32.2
Accretion expense for asset retirement obligations	32.4	42.1	21.6	33.3
Share-based compensation expense	41.3	54.3	23.3	28.2
Amortization of acquired inventory	—	49.0	—	—
Change in value of share repurchase agreement	—	60.2	(73.2)	—
(Gain) loss on assets sold and to be sold	—	(16.4)	122.8	—
Unrealized loss (gain) on derivatives	33.4	34.8	(15.4)	(1.4)
Carlsbad restructuring expense	—	125.4	—	—
Other	47.4	10.9	43.7	30.5
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(60.7)	(226.5)	404.1	(296.7)
Inventories, net	(53.7)	(129.7)	30.8	(315.5)
Other current assets and noncurrent assets	(313.3)	457.7	(101.0)	(2.7)
Accounts payable	301.8	105.6	(77.7)	(107.5)
Accrued liabilities	(39.8)	30.4	(223.5)	(55.7)
Other noncurrent liabilities	1.8	(107.9)	(44.9)	(160.8)
Net cash provided by operating activities	1,807.6	2,122.1	912.3	1,880.5
Cash Flows from Investing Activities
Capital expenditures	(1,000.3)	(929.1)	(800.0)	(1,588.3)
Proceeds from sale of businesses	—	81.4	—	—
Restricted cash (as discussed in Note 4)	(630.0)	—	—	—
Acquisition of businesses	—	(1,725.4)	—	—
Proceeds from adjustment to acquisition of business	47.9	—	—	—
Investments in nonconsolidated companies	(227.1)	(154.6)	(158.9)	(15.0)
Return of investment from nonconsolidated companies	54.4	—	—	—
Other	6.7	(11.4)	1.7	13.5
Net cash (used in) investing activities	(1,748.4)	(2,739.1)	(957.2)	(1,589.8)
Cash Flows from Financing Activities
Payments of short-term debt	(367.2)	(220.4)	(154.3)	(263.1)
Proceeds from issuance of short-term debt	379.7	200.2	119.1	289.1
Payments of structured accounts payable arrangements	(395.7)	(177.6)	(120.6)	(252.2)
Proceeds from structured accounts payable arrangements	635.2	349.2	97.7	259.2
Payments of long-term debt	(59.6)	(2.1)	(1.4)	(1.5)
Proceeds from issuance of long-term debt	4.7	812.0	2,000.3	1.9
Payment of financing costs	—	—	(21.7)	—
Realized loss on interest rate swap	—	—	(21.1)	—
Repurchase of stock	(709.5)	(2,755.3)	—	—
Cash dividends paid	(384.7)	(382.5)	(213.5)	(426.6)
Other	3.7	8.1	(2.1)	2.4
Net cash provided by (used in) financing activities	(893.4)	(2,168.4)	1,682.4	(390.8)
Effect of exchange rate changes on cash	(264.1)	(133.1)	(41.5)	(13.8)
Net change in cash and cash equivalents	(1,098.3)	(2,918.5)	1,596.0	(113.9)
Cash and cash equivalents—beginning of period	2,374.6	5,293.1	3,697.1	3,811.0
Cash and cash equivalents—end of period	$1,276.3	$2,374.6	$5,293.1	$3,697.1

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Dollars
	Shares	Mosaic Shareholders
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance as of May 31, 2012	425.5	$4.3	$1,459.5	$10,141.3	$378.0	$16.3	$11,999.4
Total comprehensive income (loss)	—	—	—	1,888.7	(51.6)	2.4	1,839.5
Stock option exercises	0.3	—	6.0	—	—	—	6.0
Stock based compensation	—	—	28.2	—	—	—	28.2
Dividends ($1.00 per share)	—	—	—	(426.6)	—	—	(426.6)
Dividends for noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Tax shortfall related to share based compensation	—	—	(2.4)	—	—	—	(2.4)
Balance as of May 31, 2013	425.8	4.3	1,491.3	11,603.4	326.4	17.5	13,442.9
Total comprehensive income (loss)	—	—	—	340.0	(212.1)	1.2	129.1
Stock option exercises	0.1	—	1.1	—	—	—	1.1
Stock based compensation	—	—	23.3	—	—	—	23.3
Forward contract to repurchase Class A common stock	—	—	(1,511.3)	(547.8)	—	—	(2,059.1)
Dividends ($0.50 per share)	—	—	—	(213.5)	—	—	(213.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Tax shortfall related to share based compensation	—	—	(2.8)	—	—	—	(2.8)
Balance as of December 31, 2013	425.9	4.3	1.6	11,182.1	114.3	18.3	11,320.6
Total comprehensive income (loss)	—	—	—	1,028.6	(588.0)	(0.2)	440.4
Stock option exercises	0.7	—	6.7	—	—	—	6.7
Stock based compensation	—	—	54.3	—	—	—	54.3
Forward contract and other repurchases of stock	(59.1)	(0.6)	(60.4)	(659.3)	—	—	(720.3)
Dividends ($1.00 per share)	—	—	—	(382.5)	—	—	(382.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Tax benefit related to share based compensation	—	—	2.0	—	—	—	2.0
Balance as of December 31, 2014	367.5	3.7	4.2	11,168.9	(473.7)	17.5	10,720.6
Total comprehensive income (loss)	—	—	—	1,000.4	(1,019.2)	(3.5)	(22.3)
Stock option exercises	0.6	—	5.3	—	—	—	5.3
Stock based compensation	—	—	27.9	—	—	—	27.9
Repurchases of stock	(15.6)	(0.2)	(30.2)	(667.9)	—	—	(698.3)
Dividends ($1.075 per share)	—	—	—	(486.6)	—	—	(486.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Equity from noncontrolling interests	—	—	—	—	—	20.0	20.0
Tax shortfall related to share based compensation	—	—	(0.8)	—	—	—	(0.8)
Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Tables in millions, except per share amounts
1. ORGANIZATION AND NATURE OF BUSINESS
The Mosaic Company (before or after the Cargill Transaction described in Note 17, “Mosaic”, and with its consolidated subsidiaries, “we”, “us”, “our”, or the “Company”) is the parent company of the business that was formed through the business combination (“Combination”) of IMC Global Inc. and the Cargill Crop Nutrition fertilizer businesses of Cargill, Incorporated and its subsidiaries (collectively, “Cargill”) on October 22, 2004.
We produce and market concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest, including consolidated variable interest entities and investments accounted for by the equity method.
In, 2015, we realigned our business segments (the "Realignment") to more clearly reflect our evolving business model. Our international distribution activities, which had previously been reported in our Phosphates business segment, were moved into a separate International Distribution segment.
After the Realignment, we are organized into the following three business segments:
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Phosphate Mine in Peru and our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the "MWSPC"), a joint venture we formed with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the MWSPC production.
On March 17, 2014, we completed the acquisition of the Florida phosphate assets and assumption of certain related liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"). The purchase price was $1,172.1 million plus an additional $203.7 million (all in cash) to fund CF’s asset retirement obligation trust and escrow. We acquired CF's phosphate mining and production operations in Central Florida and terminal and warehouse facilities in Tampa, Florida. This acquisition allowed us to take advantage of synergies associated with combining our phosphate operations and logistical capabilities in Central Florida with those of CF. In addition, we were able to forego the construction of a beneficiation plant at Ona and the construction of a previously planned ammonia plant.
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
Our International Distribution business segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil, Paraguay, India and China. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments, but also purchases and markets products from other suppliers, generally to complement the sales of our production.
On December 17, 2014, we completed the acquisition of Archer Daniels Midland Company's ("ADM") fertilizer distribution business in Brazil and Paraguay (the "ADM Acquisition") for $301.7 million, including $47.9 million related to a reduction of the working capital acquired, which is reflected in our Consolidated Financial Statements in 2015. This acquisition is expected to significantly accelerate our previously announced growth plans in Brazil as well as replace a substantial amount of planned internal investments in that country. Under the terms of the agreements, we acquired four blending and warehousing facilities in Brazil, one in Paraguay and additional warehousing and logistics service capabilities. We expect this acquisition to increase our annual distribution in the region from approximately four million metric tonnes to about six million metric tonnes of crop nutrients. The parties have also entered into five-year fertilizer supply agreements providing for Mosaic to supply ADM’s fertilizer needs in Brazil and Paraguay.
Intersegment eliminations, mark-to-market gains/losses on derivatives that had previously been reported in our Phosphates and Potash business segments prior to the Realignment, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.

See Note 23 of our Notes to Consolidated Financial Statements in this report for segment results, recast to reflect the Realignment. The recasting of previously issued financial information does not represent a restatement of previously issued financial statements, and did not change our previously reported results of operations.
As previously reported, we changed our fiscal year end to December 31 from May 31 in 2013.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Statement Presentation and Basis of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Throughout the Notes to Consolidated Financial Statements, amounts in tables are in millions of dollars except for per share data and as otherwise designated. As previously reported, in 2013 we changed our fiscal year end to December 31 from May 31. We are presenting our results of operations for the years ended December 31, 2015 and December 31, 2014, the seven months ended December 31, 2013 (the "Transition Period") and the fiscal year ended May 31, 2013.
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
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At December 31, 2015 and 2014, these structured accounts payable arrangements were $481.7 million and $237.7 million, respectively.
We have corrected the presentation of certain previously-reported balances related to the structured accounts payable arrangements in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The error resulted in an overstatement of net cash provided by operating activities and a corresponding overstatement of net cash used in financing activities of $171.6 million for year ended December 31, 2014. For the seven months ended December 31, 2013, the error resulted in an understatement of net cash provided by operating activities of $22.9 million and a corresponding overstatement of net cash provided in financing activities. For the year ended May 31, 2013, the error resulted in an overstatement of net cash provided by operating activities of $7.0 million and a corresponding overstatement of net cash used by financing activities. The error resulted in a $237.7 million, $64.5 million and $87.0 million overstatement of our accounts payable amounts as of December 31, 2014, December 31, 2013 and May 31, 2013, respectively, which are now separately recorded as structured accounts payable arrangements in the accompanying Consolidated Balance Sheets. We evaluated the effects of these errors in the previously issued consolidated financial statements for both the prior annual periods and interim periods of the current and prior years and concluded, based on the relevant quantitative and qualitative factors, that the errors were not material, individually or in the aggregate, in relation to the consolidated financial statements for each of these periods taken as a whole.
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
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $281.2 million and $195.0 million during 2015 and 2014, respectively, $120.7 million for the seven months ended December 31, 2013, and $307.9 million in fiscal 2013.
We have approximately $62 million of assets recorded as of December 31, 2015 related to PIS and Cofins, which is a Brazilian federal value-added tax, and income tax credits mostly earned in 2009 through 2015 that we believe will be realized through paying income taxes, paying other federal taxes, or receiving cash refunds. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which are probable of collection. Information regarding PIS and Cofins taxes under audit are included in Note 20 of our Notes to Consolidated Financial Statements
Foreign Currency Translation
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
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2015 and 2014, $59.3 million and $118.0 million, respectively, of accounts receivable were due from Canpotex. During 2015 and 2014, sales to Canpotex were $1.1 billion and $994.9 million, respectively, $439.7 million during the seven months ended December 31, 2013, and $1.2 billion in fiscal 2013.

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
Property, Plant and Equipment and Recoverability of Long-Lived Assets
Property, plant and equipment are stated at cost. Costs of significant assets include capitalized interest incurred during the construction and development period. Repairs and maintenance, including planned major maintenance and plant turnaround costs, are expensed when incurred.
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
We are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. We have established what we currently believe to be adequate accruals for pending legal matters. These accruals are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as advice of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery, and past experience in defending and settling similar claims. The litigation accruals at any time reflect updated assessments of the then-existing claims and legal actions. The final outcome or potential settlement of litigation matters could differ materially from the accruals which we have established. Legal costs are expensed as incurred.
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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:

Note	Topic	Page
6	Earnings per Share	F-56
8	Investments in Non-Consolidated Companies	F-57
9	Goodwill	F-58
11	Income Taxes	F-61
12	Accounting for Asset Retirement Obligations	F-65
13	Accounting for Derivative and Hedging Activities	F-66
14	Fair Value Measurements	F-67
18	Share Based Payments	F-76
3. RECENTLY ISSUED ACCOUNTING GUIDANCE
Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changes the criteria for reporting a discontinued operation.  Under this standard, a disposal of part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This guidance became effective prospectively for us beginning January 1, 2015, with earlier application permitted, but only for disposals (or classifications as held for sale) that have not been reported previously.  This guidance did not have a material impact on our results of operations, financial position or cash flows in 2015.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. Previously, deferred taxes for each tax-paying jurisdiction were presented as a net current asset or liability and net noncurrent asset or liability based on the classification of the assets and liabilities to which the underlying temporary differences related, or, in the case of loss or credit carryforwards, based on the period in which the attribute was expected to be realized. This guidance is effective for Mosaic beginning January 1, 2017, with earlier application permitted. Mosaic early adopted this standard in the fourth quarter of 2015 with retrospective application to prior periods, and accordingly has reclassified the presentation of deferred tax balances as of December 31, 2014 by including $148.7 million of previously classified net current deferred tax assets and $3.7 million of previously classified current deferred tax liabilities as noncurrent. Other than these reclassifications, the adoption of ASU 2015-17 did not have an impact on our financial position, results of operations or cash flows.

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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
4. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2015	2014
Receivables
Trade	$572.7	$624.9
Non-trade	108.2	132.1
	680.9	757.0
Less allowance for doubtful accounts	5.9	2.6
	$675.0	$754.4
Inventories
Raw materials	$68.1	$114.6
Work in process	435.9	505.1
Finished goods	991.0	1,025.5
Operating materials and supplies	68.5	73.1
	$1,563.5	$1,718.3
Other current assets
Final price deferred(a)	$175.6	$49.9
Income and other taxes receivable	249.4	201.9
Prepaid expenses	123.1	63.8
Other	81.8	52.6
	$629.9	$368.2
Other assets
MRO inventory	$118.1	$115.0
Restricted cash(b)	851.4	215.2
Other	309.5	224.0
	$1,279.0	$554.2

	December 31,
(in millions)	2015	2014
Accrued liabilities
Non-income taxes	$24.9	$29.9
Payroll and employee benefits	162.9	172.8
Asset retirement obligations	91.9	87.9
Customer prepayments	121.2	101.6
Future capital commitment(c)	120.0	—
Other	450.9	333.9
	$971.8	$726.1
Other noncurrent liabilities
Asset retirement obligations	$749.7	$771.6
Accrued pension and postretirement benefits	69.6	77.6
Unrecognized tax benefits	79.2	89.2
Other	132.1	261.6
	$1,030.6	$1,200.0
______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as it is not held for sale.

(b)
Included in restricted cash, as of December 31, 2015, is $630 million that is committed to be placed in trust following the effectiveness of the consent decrees discussed under the "EPA RCRA Initiative" in Note 20 of our Notes to Consolidated Financial Statements, as financial assurance to support certain estimated future asset retirement obligations.

(c)	Future capital commitment for a non-consolidated company as discussed in Note 8 of our Notes to Consolidated Financial Statements.
Interest expense, net was comprised of the following in 2015 and 2014, seven months ended December 31, 2013, and fiscal 2013:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Interest income	$35.8	$21.3	$9.5	$18.8
Less interest expense	133.6	128.9	22.8	—
Interest income (expense), net	$(97.8)	$(107.6)	$(13.3)	$18.8
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2015	2014
Land	$222.3	$233.7
Mineral properties and rights	3,329.7	3,515.5
Buildings and leasehold improvements	2,100.5	2,242.0
Machinery and equipment	6,632.7	6,660.6
Construction in-progress	1,474.7	1,295.5
	13,759.9	13,947.3
Less: accumulated depreciation and depletion	5,038.9	4,633.4
	$8,721.0	$9,313.9

Depreciation and depletion expense was $732.2 million and $750.9 million for 2015 and 2014, respectively, $386.2 million for the seven months ended December 31, 2013 and $604.8 million for fiscal 2013. Capitalized interest on major construction projects was $36.1 million and $34.0 million for 2015 and 2014, respectively, $25.0 million for the seven months ended December 31, 2013 and $52.0 million in fiscal 2013.
6. EARNINGS PER SHARE
We use the two-class method to compute basic and diluted EPS. Earnings for the period are allocated pro-rata between the common shareholders and the participating securities. Our only participating securities were related to the Share Repurchase Agreements. The numerator for basic and diluted EPS is net earnings for common stockholders. The denominator for basic EPS is the weighted-average number of shares outstanding during the period. The denominator for diluted EPS also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, unless the shares are anti-dilutive, and excludes shares subject to forward contracts.
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Net earnings attributed to Mosaic	$1,000.4	$1,028.6	$340.0	$1,888.7
Undistributed earnings attributable to participating securities	—	(22.3)	(4.0)	—
Numerator for basic and diluted earnings available to common stockholders	$1,000.4	$1,006.3	$336.0	$1,888.7
Basic weighted average number of shares outstanding	358.5	382.4	425.9	425.7
Shares subject to forward contract	—	(8.3)	(5.1)	—
Basic weighted average number of shares outstanding attributable to common stockholders	358.5	374.1	420.8	425.7
Dilutive impact of share-based awards	1.8	1.5	1.2	1.2
Diluted weighted average number of shares outstanding	360.3	375.6	422.0	426.9
Basic net earnings per share	$2.79	$2.69	$0.80	$4.44
Diluted net earnings per share	$2.78	$2.68	$0.80	$4.42
A total of 2.2 million shares for 2015, 2.1 million shares for 2014, 1.4 million shares for the seven months ended December 31, 2013, and 0.7 million shares for fiscal 2013 of common stock subject to issuance upon exercise of stock awards have been excluded from the calculation of diluted EPS because the effect would be anti-dilutive.
7. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Cash paid during the period for:
Interest	$162.3	$155.9	$28.7	52.0
Less amount capitalized	36.1	34.0	25.0	52.0
Cash interest, net	$126.2	$121.9	$3.7	—
Income taxes	$193.3	$113.2	$155.7	$299.9

Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $(21.9) million and $29.3 million for 2015 and 2014, respectively, $87.7 million for the seven months ended December 31, 2013 and $54.6 million for fiscal 2013.
In September 2014, we accrued $120 million representing the remaining liability for our portion of mineral rights value transferred to MWSPC from Ma’aden.  The offset to this liability was recorded as an investment in nonconsolidated companies.  This amount is expected to be paid in 2016.
Depreciation, depletion and amortization includes $732.2 million related to depreciation and depletion of property, plant and equipment, and $7.6 million related to amortization of intangible assets for 2015.
8. INVESTMENTS IN NON-CONSOLIDATED COMPANIES
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
A summary of our equity-method investments, which were in operation as of December 31, 2015, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Miski Mayo Mine	35.0%
MWSPC	25.0%
Canpotex	40.6%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Net sales	$3,787.4	$3,814.1	$1,846.5	$4,475.2
Net earnings	30.2	20.0	12.1	67.5
Mosaic’s share of equity in net earnings (loss)	(2.4)	(2.2)	10.9	18.3
Total assets	6,745.4	4,344.9	1,658.5	1,841.4
Total liabilities	4,698.6	3,107.0	985.3	1,149.8
Mosaic’s share of equity in net assets	589.3	394.0	250.9	256.4
The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is due to an excess amount paid over the book value of the Miski Mayo Mine. The excess relates to phosphate rock reserves adjusted to fair value in relation to the Miski Mayo Mine. The excess amount is amortized over the estimated life of the phosphate rock reserves and is net of related deferred income taxes. The investment in non-consolidated companies on the Consolidated Balance Sheets also includes $120 million accrued for a future capital commitment to MWSPC for a portion of mineral rights that were transferred from Ma'aden.

MWSPC is developing a mine and two chemical complexes that are presently expected to produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the "Project") will approximate $8.0 billion, which we expect to be funded primarily through investments by us, Ma'aden and SABIC (together, the "Project Investors"), and through borrowing arrangements and other external project financing facilities ("Funding Facilities"). The production facilities are expected to have a capacity of approximately 3.5 million tonnes of finished product per year. Ammonia operations are expected to commence in late 2016 and production of finished phosphate products is expected to begin in 2017. We will market approximately 25% of the production of the joint venture.
On June 30, 2014, MWSPC entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion.
Also on June 30, 2014, in support of the Funding Facilities, we, together with Ma’aden and SABIC, agreed to provide our respective proportionate shares of the funding necessary for MWSPC by:

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

(c)
Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”). Our proportionate share of amounts covered by the DSU Commitment is not anticipated to exceed approximately $200 million. The fair value of the DSU Commitment at December 31, 2015 is not material.

(d)
To the extent that, by December 31, 2016, MWSPC has not received payment of certain governmental funding that has been allocated for the development of infrastructure assets to be utilized for the Project in the amount of at least $260 million (which we currently expect will be increased to $404 million), providing subordinated bridge loans to MWSPC (the “IFA Bridge Loan”).

(e)
From the earlier of the project completion date or June 30, 2020, to the extent there is a shortfall in the amounts available to pay Scheduled Debt Service, depositing for the payment of Scheduled Debt Service an amount up to the respective amount of certain shareholder tax amounts, and severance fees under MWSPC's mining license, paid within the prior 36 months by MWSPC on behalf of the Project Investors, if any.

While MWSPC has not yet entered into definitive agreements for certain of the planned Funding Facilities (the “Future Funding Facilities”) for the Project, in January 2016 it announced the receipt of approval from the Saudi Industrial Development Fund for Future Funding Facilities in the total amount of approximately $1.1 billion for the Project, subject to the finalization of definitive agreements.
We anticipate that, in connection with the Future Finance Facilities, we and MWSPC will undertake obligations in addition to the current Equity Commitments, the Additional Cost Overrun Commitment, the DSU Commitment and the IFA Bridge Loan, including a guarantee in the amount of our proportionate share of the funding.
We currently estimate that our cash investment in the Project, including our share of the Equity Commitments, our payments for mineral rights, and the amount we have invested to date, will approximate $850 million. As of December 31, 2015, our investment was $608 million, which includes $120 million accrued for a future capital commitment. We expect our future cash contributions to be $362 million. No other commitments are included in this estimate, as the likelihood that additional capital will be required for these commitments is remote.
9. GOODWILL
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

The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2015 and 2014, are as follows:

(in millions)	Phosphates	Potash	International Distribution	Total
Balance at December 31, 2013	$535.8	$1,258.6	$—	$1,794.4
Foreign currency translation	1.6	(95.7)	—	(94.1)
Goodwill acquired in ADM acquisition	105.9	—	—	105.9
Reallocation of goodwill to assets held for sale	5.1	(4.8)	—	0.3
Balance as of December 31, 2014	648.4	1,158.1	—	1,806.5
Foreign currency translation	—	(173.4)	(15.9)	(189.3)
Allocation of goodwill due to Realignment	(156.0)	—	156.0	—
Adjustment to ADM purchase accounting	—	—	(21.9)	(21.9)
Balance as of December 31, 2015	$492.4	$984.7	$118.2	$1,595.3
As of December 31, 2015, $286.1 million of goodwill was tax deductible.
10. FINANCING ARRANGEMENTS
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
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of December 31, 2015 and 2014, and various other short-term borrowings related to our international distribution activities. These other short-term borrowings outstanding were $25.5 million as of December 31, 2015, are denominated in various currencies, bear interest at rates between 1.2% and 9.5% and mature at various dates in 2016.
We had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $18.7 million and $23.1 million as of December 31, 2015 and 2014, respectively. The net available borrowings for revolving loans under the Mosaic Credit Facility as of December 31, 2015 and 2014 were approximately $1,481.3 million and $1,476.9 million, respectively. Unused commitment fees under the Mosaic Credit Facility accrued at an average annual rate of 0.125% for 2015 and 2014, 0.19% for the 7 months ended December 31, 2013, and 0.20% for fiscal 2013, generating expenses of $1.9 million, $1.9 million, $0.9 million, and $1.5 million, respectively.
We had additional outstanding letters of credit of $4.7 million as of December 31, 2015.

Long-Term Debt, including Current Maturities
On March 20, 2014, Mosaic entered into the Term Loan Facility with certain financial institutions. The Term Loan Facility consisted of $370 million Term A-1 Loans (the “Term A-1 Loans”) and $430 million Term A-2 Loans (“Term A-2 Loans,” and collectively with the Term A-1 Loans, “Loans”).
On September 18, 2014, Mosaic borrowed the entire amount available under the Term Loan Facility.
Final maturity of the Term A-1 Loans is September 18, 2017 and final maturity of the Term A-2 Loans is September 18, 2019. In addition, Mosaic is required to repay 5.00% of each Loan's principal amount on September 18, 2016, 7.50% of the Term A-2 Loan principal amount on September 18, 2017, and 10.00% of the Term A-2 Loan principal amount on September 18, 2018. Mosaic may prepay outstanding Loans at any time and from time to time, without premium or penalty. The interest rate currently applicable to outstanding Loans is LIBOR plus 1.125%. On September 18, 2015 as required, Mosaic repaid 5.00% each Loan's principal amount for an aggregate of $40 million.
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
On November 7, 2013, we completed a $2 billion public offering consisting of $900 million aggregate principal amount of 4.25% Senior Notes due 2023, $500 million aggregate principal amount of 5.45% Senior Notes due 2033, and $600 million aggregate principal amount of 5.625% Senior Notes due 2043 (collectively, the “Senior Notes of 2013”). We received net proceeds from this offering of approximately $1.98 billion.
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
Two debentures issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”) and the second due in 2028 (the “2028 Debentures”), remain outstanding with balances of $89.0 million and $147.1 million, respectively, as of December 31, 2015. The indentures governing the 2018 Debentures and the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets as well as events of default. The obligations under the 2018 Debentures and the 2028 Debentures are guaranteed by several of the Company’s subsidiaries.
During 2015, we funded the redemption of the remaining aggregate principal amount then outstanding of certain industrial revenue bonds.
Long-term debt primarily consists of term loans, secured notes, unsecured notes, unsecured debentures and capital leases. Long-term debt as of December 31, 2015 and 2014, respectively, consisted of the following:

(in millions)	December 31, 2015 Stated Interest Rate	December 31, 2015 Effective Interest Rate	Maturity Date	December 31, 2015 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2015 Carrying Value	December 31, 2014 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2014 Carrying Value
Industrial revenue and recovery zone bonds	1.52%	1.52%	2040	$—	$—	$—	$—	$15.9	$—	$—	$15.9
Unsecured notes	3.75% - 5.63%	4.73%	2021- 2043	2,750.0	—	(9.1)	2,740.9	2,750.0	—	(10.1)	2,739.9
Unsecured debentures	7.30% - 7.38%	7.08%	2018- 2028	236.1	2.4	—	238.5	236.1	2.8	—	238.9
Term loans	Libor plus 1.125%	1.32%	2017- 2019	760.0	—	—	760.0	800.0	—	—	800.0
Capital leases	3.09% - 4.83%	4.77%	2019- 2030	19.8	—	—	19.8	0.7	—	—	0.7
Consolidated related party debt(a)	—	—%	2017	53.6	—	—	53.6	—	—	—	—
Other	2.50% - 9.00%	6.53%	2016- 2023	21.3	—	—	21.3	23.6	—	—	23.6
Total long-term debt				3,840.8	2.4	(9.1)	3,834.1	3,826.3	2.8	(10.1)	3,819.0
Less current portion				43.6	0.4	(1.0)	43.0	41.6	0.4	(1.0)	41.0
Total long-term debt, less current maturities				$3,797.2	$2.0	$(8.1)	$3,791.1	$3,784.7	$2.4	$(9.1)	$3,778.0
______________________________

(a)	For further discussion of this transaction, see Note 15 of our Notes to Consolidated Financial Statements.
Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2016	$43.3
2017	372.6
2018	134.6
2019	317.6
2020	2.4
Thereafter	2,963.6
Total	$3,834.1
11. INCOME TAXES
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
The provision for income taxes for 2015 and 2014, the seven months ended December 31, 2013, and the fiscal year ended May 31, 2013 consisted of the following:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Current:
Federal	$61.9	$46.0	$(25.0)	$138.8
State	7.1	11.8	(15.1)	42.5
Non-U.S.	(26.5)	265.4	141.9	81.5
Total current	42.5	323.2	101.8	262.8
Deferred:
Federal	(38.0)	(103.6)	32.8	(32.9)
State	(19.5)	(16.4)	(0.3)	(14.1)
Non-U.S.	114.1	(18.5)	18.3	125.2
Total deferred	56.6	(138.5)	50.8	78.2
Provision for income taxes	$99.1	$184.7	$152.6	$341.0
The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
United States earnings	$676.0	$312.9	$208.2	$1,158.1
Non-U.S. earnings	427.3	904.4	276.0	1,056.4
Earnings from consolidated companies before income taxes	$1,103.3	$1,217.3	$484.2	$2,214.5
Computed tax at the U.S. federal statutory rate of 35%	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(0.5)%	0.1%	1.2%	1.6%
Percentage depletion in excess of basis	(11.0)%	(9.7)%	(15.7)%	(7.1)%
Impact of non-U.S. earnings	(13.6)%	(3.8)%	3.8%	(10.2)%
Non-taxable change in value of share repurchase agreement	—%	1.7%	(5.3)%	—%
Change in valuation allowance	(0.1)%	(7.6)%	10.0%	(3.6)%
Other items (none in excess of 5% of computed tax)	(0.8)%	(0.5)%	2.5%	(0.3)%
Effective tax rate	9.0%	15.2%	31.5%	15.4%
The impact of non-U.S. earnings reflects a rate differential on our non-U.S. subsidiaries and foreign tax credits for various taxes incurred by certain entities that are taxed in both their local currency jurisdiction and the U.S. The impact of non-U.S. earnings also includes a benefit specific to the period of $28.2 million, which consists of a benefit of $14.5 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process, a benefit of $6.2 million related to losses on the sale of our distribution business in Chile and the reduction in the tax rate for one of our equity method investments that resulted in a benefit of $7.5 million. In the year ended December 31, 2015, state and local income taxes includes a benefit of $18.4 million related to the resolution of certain state tax matters.
In the year ended December 31, 2014, the impact of non-U.S. earnings included a cost of $81.0 million related to certain non-U.S. subsidiaries where our earnings were not permanently re-invested, a deferred tax benefit of $47.0 million related to a change in the tax status of a Brazilian subsidiary and a benefit of $8.1 million related to the settlement of certain non-U.S. tax matters. The non-U.S. earnings are also impacted by the mix of earnings across the jurisdictions in which we operate.  In addition, the effective rate reflects decreases of $32.8 million related to the release of valuation allowances related to net operating losses and other deferred tax assets at a Brazilian subsidiary, and $53.6 million related to losses on the sale of our distribution business in Argentina, which are both reflected in the change in valuation allowance above.
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
Significant components of our deferred tax liabilities and assets as of December 31 were as follows:

	December 31,
(in millions)	2015	2014
Deferred tax liabilities:
Depreciation and amortization	$870.4	$897.9
Depletion	329.9	397.9
Partnership tax basis differences	118.5	120.1
Undistributed earnings of non-U.S. subsidiaries	217.8	219.5
Other liabilities	56.6	41.5
Total deferred tax liabilities	$1,593.2	$1,676.9
Deferred tax assets:
Alternative minimum tax credit carryforwards	$202.5	$144.5
Capital loss carryforwards	2.7	—
Foreign tax credit carryforwards	265.5	450.5
Net operating loss carryforwards	67.4	103.1
Pension plans and other benefits	18.3	29.1
Asset retirement obligations	254.5	263.7
Deferred revenue	192.6	—
Other assets	316.0	269.7
Subtotal	1,319.5	1,260.6
Valuation allowance	11.9	28.3
Net deferred tax assets	1,307.6	1,232.3
Net deferred tax liabilities	$(285.6)	$(444.6)
We have certain entities that are taxed in both their local currency jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2015 and 2014, these non-U.S. deferred taxes are offset by approximately $409.4 million and $457.0 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above.
As of December 31, 2015, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $202.5 million, net operating losses of $204.2 million and foreign tax credits of $265.5 million. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. Of the $265.5 million of foreign tax credits, approximately $175.9 million have an expiration date of 2018 or earlier. The majority of the remaining balance expires in 2023. When the deferred tax asset related to deferred revenue reverses, it is expected to create a foreign tax credit carryforward, which would likely have an expiration date of 2026. The realization of our foreign tax credit carryforwards is dependent on market conditions, repatriation of the undistributed earnings of certain non-U.S. subsidiaries, tax law changes, and other business outcomes. We will need certain types of taxable income totaling approximately $1.3 billion in the U.S. between 2016 and 2026 to fully utilize our foreign tax credit carryforwards, of which $500 million must be earned by 2018.

We have no intention of remitting certain undistributed earnings of non-U.S. subsidiaries aggregating $2.1 billion as of December 31, 2015, and accordingly, no deferred tax liability has been established relative to these earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable.
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
For the year ended December 31, 2015, the valuation allowance decreased $16.4 million primarily due to the sale of the Chile distribution business.
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
As of December 31, 2015, we had $98.6 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $90.0 million of that amount. During 2015, the resolution of certain state tax matters resulted in a net benefit of $18.4 million, which was included in the amount of gross decreases related to prior period tax positions of $20.2 million. We also recorded gross increases in our uncertain tax positions of $18.4 million related to certain non-U.S. tax matters, which did not impact the effective tax rate. This increase was offset by items not included in gross uncertain tax positions.
Based upon the information available as of December 31, 2015, it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $70 million to $90 million due to the expected resolution of audit activity.

	Years Ended December 31,		Seven Months Ended December 31,
(in millions)	2015	2014	2013
Gross unrecognized tax benefits, beginning of period	$100.6	$99.2	$316.8
Gross increases:
Prior period tax positions	18.4	33.0	128.5
Current period tax positions	1.1	2.8	0.4
Gross decreases:
Prior period tax positions	(20.2)	—	(24.0)
Settlements	—	(32.6)	(323.7)
Currency translation	(1.3)	(1.8)	1.2
Gross unrecognized tax benefits, end of period	$98.6	$100.6	$99.2
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2015 and 2014 are $17.1 million and $20.0 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.
We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2010.
We are currently under audit by the U.S. Internal Revenue Service for tax years ended May 31, 2013 and December 31, 2013 and by the Canada Revenue Agency for tax years ended May 31, 2010 through December 31, 2013. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations other than the amounts discussed above.
12. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
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

A reconciliation of our AROs is as follows:

	Years Ended December 31,
(in millions)	2015	2014
AROs, beginning of period	$859.5	$723.9
Liabilities acquired in CF Phosphate Assets Acquisition	—	145.6
Liabilities incurred	26.1	21.7
Liabilities settled	(93.2)	(91.1)
Accretion expense	32.4	42.1
Revisions in estimated cash flows	6.9	11.5
Foreign currency translation	9.9	5.8
AROs, end of period	841.6	859.5
Less current portion	91.9	87.9
	749.7	771.6
13. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, internal estimates or other external pricing sources. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, interest rates, commodity, and freight derivatives are immediately recognized in earnings. As of December 31, 2015 and 2014, the gross asset position of our derivative instruments was $6.8 million and $9.0 million, respectively, and the gross liability position of our liability instruments was $79.3 million and $54.8 million, respectively.
We do not apply hedge accounting treatments to our foreign currency exchange contracts, commodities contracts, or freight contracts. Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our product are included in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts and certain forward freight agreements are also recorded in cost of goods sold in the Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings in our Corporate, Eliminations and Other segment.
We apply fair value hedge accounting treatment to our interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, as of December 31, 2015, the impact on earnings due to hedge ineffectiveness was immaterial. In December 2015, we entered into three fixed-to-floating interest rate swap agreements with a total notional amount of $175.0 million, related to our Senior Notes due 2021 and 2023. There were no open positions for interest rate swap contracts as of December 31, 2014.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2015	December 31, 2014
Foreign currency derivatives	Foreign Currency	US Dollars	1,230.6	1,132.3
Interest rate derivatives	Interest Rate	US Dollars	175.0	—
Natural gas derivatives	Commodity	MMbtu	32.4	24.4

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2015 and 2014 was $53.4 million and $41.7 million, respectively. We have not posted cash collateral in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, we would be required to post an additional $52.9 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
Counterparty Credit Risk
We enter into foreign exchange, interest rate and certain commodity derivatives, primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.
14. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of December 31, 2015 and 2014, the gross asset position of our foreign currency derivative instruments was $5.7 million and $4.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $59.6 million and $39.8 million, respectively.
Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of December 31, 2015 and 2014, the gross asset position of our commodity derivative instruments was $1.0 million and $4.4 million, respectively, and the gross liability position of our commodity derivative instruments was $16.7 million and $14.9 million, respectively.

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$1,276.3	$1,276.3	$2,374.6	$2,374.6
Accounts receivable	675.0	675.0	754.4	754.4
Accounts payable	520.6	520.6	559.6	559.6
Structured accounts payable arrangements	481.7	481.7	237.7	237.7
Short-term debt	25.5	25.5	13.5	13.5
Long-term debt, including current portion	3,834.1	3,860.4	3,819.0	4,101.2
For cash and cash equivalents, accounts receivable, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.
15. GUARANTEES AND INDEMNITIES
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
Our more significant guarantees and indemnities are as follows:
Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of December 31, 2015, we have estimated the maximum potential future payment under the guarantees to be $56.5 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of December 31, 2015 and 2014.
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
Guarantee of Payments. In November 2015 Mosaic entered into an agreement (the “Bridge Loan”) to provide up to $50 million in bridge loans to Gulf Marine Solutions, LLC (“GMS”) to finance the purchase and construction of two articulated tug and barge units (the “ATBs”) that are intended to transport anhydrous ammonia, primarily for Mosaic’s operations. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which Mosaic owns a 50% equity interest and which is operated by Mosaic’s joint venture partner.  Mosaic’s joint venture partner is arranging for construction of the ATBs and will charter them to GMS, which will enter into a long-term ammonia transportation contract with a subsidiary of Mosaic. Loans obtained by GMS from Mosaic will in turn be lent by GMS to

Mosaic’s joint venture partner for use in constructing the ATBs. In connection with the ATB project, Mosaic has also agreed to guarantee up to $100 million of payment obligations to the entity that is constructing the barges. The guarantee will remain in effect until final payment under the construction agreement.  At December 31, 2015, $7 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $53.6 million.  GMS is seeking third-party financing for the ATB project and the aggregate amount of all outstanding Bridge Loans and all loans from Gulf Sulphur Services are expected to be repaid out of the proceeds of any such financing.
Beginning in the quarter ended December 31, 2015, Mosaic determined we are the primary beneficiary of GMS, a variable interest entity, and have consolidated its balance sheet and statement of earnings within our consolidated financial statements in our Phosphates segment.
Because many of the guarantees and indemnities we issue to third parties do not limit the amount or duration of our obligations to perform under them, there exists a risk that we may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit our liability exposure, we may not be able to estimate what our liability would be until a claim is made for payment or performance due to the contingent nature of these arrangements. See Note 17 of our Notes to Consolidated Financial Statements for additional information for indemnification provisions related to the Cargill Transaction.
16. PENSION PLANS AND OTHER BENEFITS
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
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Retiree Health Plans are unfunded and the projected benefit obligation was $46.6 million and $56.2 million as of December 31, 2015 and 2014, respectively. The related income statement effects of the Retiree Health Plans are not material to the Company.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Years Ended December 31,
(in millions)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of period	$828.4	$728.0
Service cost	6.5	6.3
Interest cost	30.1	32.8
Actuarial (gain) loss	(20.1)	124.8
Currency fluctuations	(58.1)	(26.8)
Benefits paid	(56.2)	(42.1)
Special termination costs	—	5.4
Liability loss due to curtailment/settlement	0.6	—
Projected benefit obligation at end of period	$731.2	$828.4
Change in plan assets:
Fair value at beginning of period	$812.1	$736.9
Currency fluctuations	(57.6)	(26.3)
Actual return	15.5	110.7
Company contribution	12.9	32.9
Benefits paid	(56.2)	(42.1)
Fair value at end of period	$726.7	$812.1
Funded/(unfunded) status of the plans as of the end of period	$(4.5)	$(16.3)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$23.5	$10.1
Current liabilities	(0.7)	(0.6)
Noncurrent liabilities	(27.3)	(25.8)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs (credits)	$13.9	$18.7
Actuarial (gain) loss	110.1	120.6
The accumulated benefit obligation for the defined benefit pension plans was $727.1 million and $823.7 million as of December 31, 2015 and 2014, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

	Pension Plans
(in millions)	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Net Periodic Benefit Cost
Service cost	$6.5	$6.3	$4.6	$6.5
Interest cost	30.1	32.8	19.0	32.6
Expected return on plan assets	(46.9)	(44.0)	(25.1)	(37.3)
Amortization of:
Prior service cost/(credit)	1.6	1.9	1.4	1.3
Actuarial loss	6.2	4.7	5.4	16.1
Preliminary net periodic benefit cost	$(2.5)	$1.7	$5.3	$19.2
Curtailment/settlement expense	2.4	2.3	—	—
Special termination costs	—	5.4	—	—
Total net periodic benefit cost	$(0.1)	$9.4	$5.3	$19.2
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Prior service cost (credit) recognized in other comprehensive income	$(1.7)	$(1.9)	$(1.3)	$14.1
Net actuarial loss (gain) recognized in other comprehensive income	3.4	53.3	(48.5)	(5.9)
Total recognized in other comprehensive income	$1.7	$51.4	$(49.8)	$8.2
Total recognized in net periodic benefit (income) cost and other comprehensive income	$1.6	$60.8	$(44.5)	$27.4
The estimated net actuarial (gain) loss and prior service cost (credit) for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is $6.4 million.
The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the years ending December 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2016	40.3	5.2	0.6
2017	41.2	5.0	0.6
2018	42.6	4.7	0.5
2019	43.8	4.2	0.5
2020	44.6	3.9	0.4
2021-2025	230.9	14.3	1.5
In 2016, we expect to contribute cash of at least $12.7 million to the pension plans to meet minimum funding requirements. Also in 2016, we anticipate contributing cash of $5.2 million to the postretirement medical benefit plans to fund anticipated benefit payments.

Plan Assets and Investment Strategies
The Company’s overall investment strategy is to obtain sufficient return and provide adequate liquidity to meet the benefit obligations of our pension plans. Investments are made in public securities to ensure adequate liquidity to support benefit payments. Domestic and international stocks and bonds provide diversification to the portfolio.
For the U.S. plans, we utilize an asset allocation policy that seeks to maintain a fully-funded plan status under the Pension Protection Act of 2006. As such, the primary investment objective beyond accumulating sufficient assets to meet future benefit obligations is to monitor and manage the liabilities of the plan to better insulate the portfolio from changes in interest rates that are impacting the liabilities. This requires an interest rate management strategy to reduce the sensitivity in the plan’s funded status and having a portion of the plan’s assets invested in return-seeking strategies. Currently, our policy includes a 75% allocation to fixed income and 25% to return-seeking strategies. Actual allocations may experience temporary fluctuations based on market movements and investment strategies.
For the Canadian pension plan the investment objectives for the pension plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5% over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of return consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return on the pension plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trusts’ asset allocation and performance objectives. Currently, our policy includes a 40% allocation to fixed income and 60% to return-seeking strategies. Actual allocations may experience temporary fluctuations based on market movements and investment strategies.
A significant amount of the assets are invested in funds that are managed by a group of professional investment managers. These funds are mainly commingled funds. Performance is reviewed by Mosaic management monthly by comparing each fund’s return to a benchmark with an in depth quarterly review presented by the professional investment managers to the Global Pension Investment Committee. We do not have any significant concentrations of credit risk or industry sectors within the plan assets. Assets may be indirectly invested in Mosaic stock, but any risk related to this investment would be immaterial due to the insignificant percentage of the total pension assets that would be invested in Mosaic stock.
Fair Value Measurements of Plan Assets
The following tables provide fair value measurement, by asset class of the Company’s defined benefit plan assets for both the U.S. and Canadian plans:

(in millions)	December 31, 2015
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$9.2	$9.2	$—	$—
Equity securities(a)	194.9	—	194.9	—
Fixed income(b)	514.9	—	514.9	—
Private equity funds	7.7	—	—	7.7
Total assets at fair value	$726.7	$9.2	$709.8	$7.7

(in millions)	December 31, 2014
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$8.6	$8.6	$—	$—
Equity securities(a)	302.2	—	285.9	16.3
Fixed income(b)	491.9	—	491.9	—
Private equity funds	9.4	—	—	9.4
Total assets at fair value	$812.1	$8.6	$777.8	$25.7
______________________________

(a)
This class, which includes several funds, was invested approximately 41% in U.S. equity securities, 32% in Canadian equity securities, and 27% in international equity securities as of December 31, 2015, and 46% in U.S. equity securities,

26% in international equity securities, 23% in Canadian equity securities, and 5% in other real estate securities as of December 31, 2014.

(b)
This class, which includes several funds, was invested approximately 61% in corporate debt securities, 35% in governmental securities in the U.S. and Canada, and 4% in foreign entity debt securities as of December 31, 2015, and 57% in corporate debt securities, 38% in governmental securities in the U.S. and Canada, and 5% in foreign entity debt securities as of December 31, 2014.

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
The approach used to develop the expected long-term rate of return on plan assets combines an analysis of historical performance, the drivers of investment performance by asset class, and current economic fundamentals. For returns, we utilized a building block approach starting with inflation expectations and added an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived from future expectations of the U.S. Treasury real yield curve.
Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans
	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Discount rate	4.17%	3.95%	4.75%	4.25%
Expected return on plan assets	5.66%	6.15%	6.15%	6.13%
Rate of compensation increase	3.50%	3.50%	3.50%	4.00%
Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans
	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Discount rate	3.95%	4.75%	4.25%	4.44%
Expected return on plan assets	6.15%	6.15%	6.13%	6.29%
Rate of compensation increase	3.50%	3.50%	4.00%	4.00%
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

The expense attributable to defined contribution plans in the U.S. and Canada was $55.1 million and $51.5 million for 2015 and 2014, respectively, $30.2 million for the seven months ended December 31, 2014 and $47.3 million in fiscal 2013.
17. CARGILL TRANSACTION AND OTHER SHARE REPURCHASES
Cargill Transaction
In May 2011, Cargill divested its interest in us in a split-off (the “Split-off”) to its stockholders (the “Exchanging Cargill Stockholders”), including the Margaret A. Cargill foundation established under the Acorn Trust dated January 30, 1995, as amended, and the Anne Ray Charitable Trust dated August 20, 1996, as amended (the “MAC Trusts”), and a debt exchange (the “Debt Exchange”) with certain Cargill debt holders (the “Exchanging Cargill Debt Holders”). The agreements relating to what we refer to as the “Cargill Transaction” contemplated an orderly distribution of the approximately 64% (285.8 million) of our shares that Cargill formerly held. Following the Split-off and Debt Exchange, the MAC Trusts and Exchanging Cargill Debt Holders sold an aggregate of 157.0 million of these shares in underwritten public secondary offerings or to us. These transactions completed the disposition of shares designated to be sold during the 15-month period following the Split-off.
All other shares of our stock (approximately 128.8 million shares of our Class A Common Stock (“Class A Shares”) in the aggregate) received by the Exchanging Cargill Stockholders in the Split-off were generally subject to transfer restrictions that were removed as the Class A Shares converted to regular shares of our Common Stock. All 42.9 million outstanding Class A Shares, Series A-1 (including 21,647,007 shares held by the MAC Trusts), the remaining 17,176,068 Class A Shares, Series A-2, then held by Exchanging Cargill Stockholders, and the remaining 17,176,046 Class A Shares, Series A-3, then held by Exchanging Cargill Stockholders, were converted into Common Stock on November 26, 2013, November 26, 2014 and November 26, 2015, respectively. In accordance with our Restated Certificate of Incorporation, each such converted Class A Share was subsequently retired and cancelled and may not be reissued, and the number of authorized Class A Shares was reduced by a corresponding amount.
During 2014, all 21,647,007 Class A Shares, Series A-3, and 21,647,008 Class A Shares, Series A-2, held by the MAC Trusts were repurchased for an aggregate of approximately $2.0 billion under a share repurchase agreement we entered into with the MAC Trusts in December 2013 (the "MAC Trusts Share Repurchase Agreement"). In addition, in 2014 8,193,698 Class A Shares were repurchased under agreements we entered into with certain Cargill family member trusts (the “Family Trusts Share Repurchase Agreements”, and together with the MAC Trusts Share Repurchase Agreement, the "Share Repurchase Agreements"). Following these repurchases and the November 26, 2015 conversion described in the preceding paragraph, there are no Class A Shares outstanding.
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

•
We are contractually obligated to indemnify Cargill for certain taxes and tax-related losses imposed on Cargill if we engaged in a Prohibited Act or in the event we are in breach of representations or warranties made in support of the tax-free nature of the merger consummated as part of the Cargill Transaction (the “Merger”), the Split-off and the

Debt Exchange, if our Prohibited Act or breach causes the Merger, Split-off and/or Debt Exchange to fail to qualify as tax-free transactions.
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

•
Approving or recommending a third-party tender offer or exchange offer for our stock or causing or permitting any merger, reorganization, combination or consolidation of Mosaic or MOS Holdings Inc. (which was merged into the Company in 2015, when we were no longer restricted from engaging in Prohibited Acts).

•	Causing our “separate affiliated group” (as defined in the Internal Revenue Code) to fail to be engaged in the fertilizer business.

•
Reclassifying, exchanging or converting any shares of our stock into another class or series, or changing the voting rights of any shares of our stock, with limited exceptions, or declaring or paying a stock dividend in respect of our common stock.

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

Although we are no longer restricted from engaging in Prohibited Acts and we do not believe we engaged in any Prohibited Acts during the relevant period, our indemnity to Cargill for any breach of the representations and warranties we made in support of the tax-free nature of the Merger, Split-off and Debt Exchange and any Prohibited Acts that occurred prior to May 26, 2013 remains in effect.
Other Share Repurchases
In February of 2014, our Board of Directors authorized a $1.0 billion share repurchase program (the “2014 Repurchase Program”), allowing the Company to repurchase Class A Shares or shares of our Common Stock, through direct buybacks or in open market transactions. In May 2015, our Board of Directors authorized a new $1.5 billion share repurchase program (the "2015 Repurchase Program"), allowing Mosaic to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date. In connection with this authorization, the remaining amount of $149.4 million authorized under the 2014 Repurchase Program was terminated.
During 2014 under the 2014 Repurchase Program, 8,193,698 Class A Shares were repurchased under the Family Trusts Share Repurchase Agreements and 7,585,085 shares of Common Stock were repurchased on the open market for an aggregate of $727.3 million. During 2015 under this program, 2,560,277 shares of Common Stock were repurchased on the open market for an aggregate of $123.3 million.
In May 2015, under the 2015 Repurchase Program, Mosaic entered into an accelerated share repurchase transaction ("ASR") to repurchase shares of our Common Stock. Under the ASR, Mosaic advanced $500 million in May 2015 and received an initial delivery of 8,333,333 shares of Common Stock. The ASR was settled in July 2015, and Mosaic received an additional 2,773,514 shares, resulting in a final average price per share under the ASR of $45.02.
During 2015, we also repurchased 1,891,620 shares of Common Stock in the open market under the 2015 Repurchase Program for an aggregate of approximately $75.0 million, bringing the total share repurchased under the program to 12,998,467 shares (including the shares received under the ASR). As of December 31, 2015, we have approximately $925 million remaining under this program. In February 2016, we entered into a new accelerated share repurchase transaction to repurchase shares of our Common Stock for a payment of $75 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

18. SHARE-BASED PAYMENTS
The Mosaic Company 2014 Stock and Incentive Plan (the "2014 Stock and Incentive Plan") was approved by our shareholders and became effective on May 15, 2014 and permits up to 25 million shares of common stock to be issued under share-based awards granted under the plan. The 2014 Stock and Incentive Plan provides for grants of stock options, restricted stock, restricted stock units, performance units and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the 2014 Stock and Incentive Plan.
The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), which was approved by our shareholders and became effective in 2004 and subsequently amended, provided for the grant of shares and share options to employees for up to 25 million shares of common stock. Following the effectiveness of the 2014 Stock and Incentive Plan, no additional awards were granted under the Omnibus Plan, but the Omnibus Plan will remain in effect with respect to the awards that had previously been granted thereunder.
Mosaic settles stock option exercises, restricted stock units, and certain performance units and performance shares with newly issued common shares. The Compensation Committee of the Board of Directors administers the 2014 Stock and Incentive Plan and the Omnibus Plan subject to their respective provisions and applicable law.
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

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Weighted average assumptions used in option valuations:
Expected volatility	39.90%	42.40%	43.87%	47.70%
Expected dividend yield	1.98%	2.01%	1.85%	1.74%
Expected term (in years)	7	7	7	7
Risk-free interest rate	1.92%	2.31%	1.99%	0.92%
A summary of the status of our stock options as of December 31, 2015, and activity during the 2015, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	2.4	$48.88
Granted	0.3	$50.43
Exercised	(0.3)	$20.62
Outstanding as of December 31, 2015	2.4	$51.76	4.7	$3.0
Exercisable as of December 31, 2015	1.9	$52.01	3.8	$3.0

The weighted-average grant date fair value of options granted during 2015 was $17.87, $18.79 during 2014, $20.87 during the seven months ended December 31, 2013, and $22.71 during fiscal 2013. The total intrinsic value of options exercised during 2015 and 2014 was $7.3 million and $9.4 million, respectively, $1.3 million during the seven months ended December 31, 2013, and $6.8 million during fiscal 2013.
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
A summary of the status of our restricted stock units as of December 31, 2015, and activity during 2015, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2014	1.0	$53.12
Granted	0.3	49.42
Issued and cancelled	(0.5)	54.90
Restricted stock units as of December 31, 2015	0.8	$50.60
Performance Units
During the year ended December 31, 2015, 178,978 total shareholder return ("TSR") performance units were granted with a fair value of $50.43. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends (a measure of total shareholder return or TSR). The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any shares to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control, and Committee or Board discretion as provided in the related award agreements.
The fair value of each TSR performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. TSR performance units are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. TSR performance units cliff vest after three years of continuous service and are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimated forfeitures.
A summary of the assumptions used to estimate the fair value of TSR performance units is as follows:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2015	2014	2013	2013
Weighted average assumptions used in performance unit valuations:
Expected volatility	24.86%	30.39%	32.78%	38.05%
Expected dividend yield	1.98%	2.08%	1.85%	1.74%
Expected term (in years)	3	3	3	3
Risk-free interest rate	1.05%	0.77%	0.61%	0.31%

During the year ended December 31, 2015, approximately 90,390 performance units were granted with vesting based on the cumulative spread between our return on invested capital (ROIC) and our weighted-average cost of capital (WACC) measured over a three-year period. These units are accounted for as share-based payments but are settled in cash, and are therefore accounted for as a liability with changes in value recorded through earnings during the three year service period. Awards are forfeited upon termination of employment, but not for retirement (if the employee has at least five years of service at age 60 or older), death, or disability of the employee. The total grant-date fair value of these awards was equal to the market price of our stock at the date of grant, which was $50.43.
A summary of our performance unit activity during 2015 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2014	0.5	$64.31
Granted	0.3	50.43
Issued and cancelled	(0.3)	63.57
Outstanding as of December 31, 2015	0.5	$48.24
Performance Based Cost Reduction Incentive Awards
During the year ended December 31, 2014, approximately 627,054 units of one-time, long-term incentive awards were issued to executive officers and other management employees tied to achieving controllable operating costs savings of $228 million from 2013 levels by the end of 2016. The awards will be settled through the issuance of shares of Mosaic common stock equal to the number of performance awards multiplied by a payout percentage, determined on the basis of achieving specified controllable operating costs per tonne. Awards are forfeited upon termination of employment, but not for retirement (if the employee has at least five years of service at age 60 or older), death, or disability of the employee. The total grant-date fair value of these awards was equal to the market price of our stock at the date of grant, which was $49.17.
We recorded share-based compensation expense of $41.8 million and $57.2 million for 2015 and 2014, respectively, $25.1 million for the seven months ended December 31, 2013, and $32.2 million for fiscal 2013. The tax benefit related to share-based compensation expense was $13.8 million and $19.8 million for 2015 and 2014, respectively, $8.4 million for the seven months ended December 31, 2013, and $11.4 million for fiscal 2013.
As of December 31, 2015, there was $24.0 million of total unrecognized compensation cost related to options, restricted stock units and performance units granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of options vested in 2015 and 2014, the seven months ended December 31, 2013 and fiscal 2013 was $4.4 million, $5.5 million, $7.1 million, and $9.5 million, respectively.
Cash received from exercises of all share-based payment arrangements for 2015 and 2014, the seven months ended December 31, 2013, and fiscal 2013 was $5.3 million, $6.7 million, $1.1 million, and $6.0 million, respectively. In 2015 and 2014, the seven months ended December 31, 2013, and fiscal 2013, we received a tax benefit for tax deductions from options of $8.9 million, $10.2 million, $4.4 million, and $6.4 million, respectively.
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
We have long-term agreements for the purchase of raw materials, including a commercial offtake agreement with the Miski Mayo Mine for phosphate rock. We also entered into two strategic supply agreements with CF in late 2013 (the “CF Ammonia Supply Agreements”) for the purchase of ammonia, used to produce phosphate products. Under one agreement, which will commence in 2017, Mosaic has agreed to purchase approximately 545,000 to 725,000 tonnes per year during a term that may extend until December 31, 2032 at a price tied to the prevailing price of U.S. natural gas. Under the second agreement, which became effective on the acquisition date, Mosaic purchases approximately 270,000 tonnes annually from CF’s Trinidad operations at CFR Tampa market-based pricing. In addition, we have long-term agreements for the purchase of sulfur, which is used in the production of phosphoric acid, and natural gas, which is a significant raw material, used primarily in the solution mining process in our Potash segment and used in our phosphate concentrates plants. Also, we have agreements for capital expenditures primarily in our Potash segments related to our expansion projects.
A schedule of future minimum long-term purchase commitments, based on December 31, 2015 market prices, and minimum lease payments under non-cancelable operating leases as of December 31, 2015 is as follows:

(in millions)	Purchase Commitments	Operating Leases
2016	$1,933.2	$53.5
2017	483.0	46.1
2018	329.8	35.1
2019	297.0	27.7
2020	286.1	24.1
Subsequent years	2,964.2	72.2
	$6,293.3	$258.7
Rental expense for 2015 and 2014, seven months ended December 31, 2013, and fiscal 2013 amounted to $104.1 million, $108.9 million, $56.5 million, and $88.8 million, respectively. Purchases made under long-term commitments were $2.5 billion for 2015, $2.3 billion for 2014, $1.2 billion for the seven months ended December 31, 2013 and $2.7 billion for fiscal 2013.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of December 31, 2015, we had $188.2 million in surety bonds outstanding, of which $171.6 million is for reclamation obligations, primarily related to mining in Florida, and $16.5 million is for other matters.
20. CONTINGENCIES
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $25.6 million and $32.5 million, as of December 31, 2015 and 2014, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency ("EPA") Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act ("RCRA") and related state laws. Mining and processing of phosphate rock generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. EPA rules exempt “extraction” and “beneficiation” wastes, as well as 20 specified “mineral processing” wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from regulation as hazardous wastes under RCRA. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a “hazardous waste characteristic.” As part of its initiative, we understand that EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector, including ours, to ensure compliance with applicable RCRA regulations and to address any “imminent and substantial endangerment” found by EPA under RCRA. In addition to EPA’s inspections, our phosphates concentrates facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment.
We received Notices of Violation ("NOVs") from EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. EPA issued similar NOVs to our competitors, including with respect to the Plant City facility acquired in the CF Phosphate Assets Acquisition, and referred the NOVs to the U.S. Department of Justice ("DOJ") for further enforcement.
Following negotiations with the DOJ, EPA and state agencies, on September 30, 2015, we and our wholly owned subsidiary, Mosaic Fertilizer, LLC, entered into two separate consent decrees (collectively, the "2015 Consent Decrees") with EPA, the DOJ, the Florida Department of Environmental Protection ("FDEP") and the Louisiana Department of Environmental Quality (the "LDEQ") that, when effective, will resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. The 2015 Consent Decrees do not cover the Plant City, Florida phosphate concentrates facility that we acquired as part of the CF Phosphate Assets Acquisition (the "Plant City Facility"). As discussed below, a separate consent decree was previously entered into with EPA and the FDEP with respect to RCRA compliance at Plant City.
On September 30, 2015, the 2015 Consent Decrees were lodged with the United States District Court for the Middle District of Florida and the United States District Court for the Eastern District of Louisiana, respectively. The public comment period relating to the 2015 Consent Decrees was extended to and ended in December 2015. A number of comments were submitted to the Department of Justice, and we understand they are under review. Each 2015 Consent Decree is subject to approval by the appropriate court following filing of a request for such approval by the DOJ.
Under the 2015 Consent Decrees, we have committed to terms, including the following:

•	Payment of a cash penalty of approximately $8 million, in the aggregate.

•	Payment of up to $2.2 million to fund specific environmental projects unrelated to our facilities.

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $200 million in the aggregate.

•
Provision of additional financial assurance for the estimated costs of closure and long term care ("Gypstack Closure Costs") of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated asset retirement obligations ("ARO"), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2015, the undiscounted amount of our Gypstack Closure Costs ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs reflected in our Consolidated

Balance Sheet was approximately $535 million. After the 2015 Consent Decrees become effective, we will deposit cash, in the total amount of $630 million, into two trust funds which are expected to increase over time with reinvestment of earnings. The amount to be deposited corresponds to a material portion of our estimated Gypstack Closure Costs. At December 31, 2015, amounts to be held in such trust funds (including reinvested earnings) are classified as restricted cash and are included in other assets on our Condensed Consolidated Balance Sheets. We will also issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.
In light of the amount of restricted cash referenced above, together with our strong operating cash flows, liquidity and capital resources, we believe that we have sufficient liquidity and capital resources to be able to fund the capital expenditures, financial assurance requirements and civil penalties provided for in the 2015 Consent Decrees.
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City (the “Plant City Consent Decree”) that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our updated closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 and an additional $1.7 million was deposited in the third quarter of 2015 to correspond to that site's then estimated Gypstack Closure Costs. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We deposited an additional $3 million in the Bonnie Facility Trust in the second quarter of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable financial assurance requirement, additional funding would be required in the future if increases in cost estimates exceed the amounts held in the Plant City Trust or the Bonnie Facility Trust.
At December 31, 2015, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $91.2 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition, we also assumed ARO related to land reclamation.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the “CF NOV”) with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in that NOV. In discussions with EPA following the acquisition, EPA asked us to consider a settlement that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  While we are engaged in discussions with EPA to determine if a negotiated resolution can be reached, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to “New Source Review” compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the Plant City NOV.
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
MicroEssentials® Patent Lawsuit
On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the "Missouri District Court"). The complaint alleges that our production of MicroEssentials® SZ, one of several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringes on a patent held by the plaintiffs since 2001 and which would expire in 2018. Plaintiffs have since asserted that other MicroEssentials® products also infringe the patent. Plaintiffs seek to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Our answer to the complaint responds that the plaintiffs’ patent is not infringed, is invalid and is unenforceable because the plaintiffs engaged in inequitable conduct during the prosecution of the patent.
Through an order entered by the court on September 25, 2014, Cargill was dismissed as a defendant, and the two original plaintiffs were replaced by a single plaintiff, JLSMN LLC, an entity to whom the patents were transferred.
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff's current patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff's remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision, and on July 28, 2015, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid.  Although additional appeal and other procedural challenges still remain available for the plaintiff, this decision, if sustained, would result in no remaining claims against us. The Board referred the patent application back to the PTO examiner, who may consider whether any patent claims that might be sought by plaintiff are permissible when considered against the reasoning of the Board decision rejecting the plaintiff's current claims.  Both parties have filed requests for reconsideration of the Board's decision. Shell's request is merely to correct some numerical inconsistencies in the Board's decision, and plaintiff's request is to reverse the overall decision itself. Although no appeal from the Board's decision has yet been filed, such an appeal may occur, resulting in further delays. The stay in the Missouri District Court litigation is expected to remain in place during further PTO and any appeal proceedings.
We believe that the plaintiff's allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $81 million. Approximately $56 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, tax credit cases for the period from 2004 to 2011; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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
21. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of December 31, 2015 and 2014, the net amount due (to) from our non-consolidated companies totaled $(26.4) million and $35.7 million, respectively.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,

(in millions)	2015	2014	2013	2013
Transactions with non-consolidated companies included in net sales	$1,065.5	$946.0	$448.8	$1,263.9
Transactions with non-consolidated companies included in cost of goods sold	805.9	532.8	257.5	632.0
22. DISPOSAL AND EXIT ACTIVITIES
In 2013, we decided to exit our distribution businesses in Argentina and Chile and in connection with this decision, we wrote down the related assets by approximately $50 million, pre-tax, to their estimated fair value. This amount was included in loss on write down of assets in the Consolidated Statement of Earnings in our Transition Report on Form 10-K filed with the SEC for the transition period from June 1, 2013 to December 31, 2013 (the "2013 10-K Report"). As a result of new information regarding the structure of the intended disposition of Argentina’s distribution business as an asset sale, during the twelve months ended December 31, 2014, we recorded a $53.6 million tax benefit. In the fourth quarter of 2014, we completed the sale of our Argentina assets and recorded a pre-tax gain of $8.5 million. Additionally, the decision was made in the second quarter of 2014 to close the Chile business and sell the remaining fixed assets. We recorded a pre-tax loss of $5.6 million related to the decision in 2014. These exit activities were completed in the first half of 2015. We expect to continue to sell our products in these countries by using other distribution channels.
In 2013, we also decided to sell the salt operations of our Hersey, Michigan mine and close the related potash operations. In connection with the planned sale of this mine, we wrote down the related assets by approximately $48 million pre-tax, to their estimated fair value during the three months ended September 30, 2013, and recorded a corresponding tax benefit of approximately $17 million, which was reflected in the Consolidated Statement of Earnings in our 2013 10-K Report. The sale of the salt operations was completed on July 29, 2014 for $55.0 million, resulting in a pre-tax gain of $13.5 million in 2014.

On July 21, 2014, we decided to permanently discontinue production of MOP at our Carlsbad, New Mexico facility. The final date for production was December 28, 2014. We transitioned the Carlsbad facility to exclusive production of our highly valued K-Mag® product line. The pre-tax charges were $125.4 million, of which approximately $100 million related to accelerated depreciation and depletion in 2014. We also recorded a tax benefit of approximately $52 million related to these costs in the year ended December 31, 2014.
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
Segment information for the years 2015, and 2014, the seven months ended December 31, 2013, and fiscal 2013 is as follows:

(in millions)	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Year Ended December 31, 2015
Net sales to external customers	$3,920.9	$2,437.9	$2,503.7	$32.8	$8,895.3
Intersegment net sales(a)	699.3	9.1	1.8	(710.2)	—
Net sales	4,620.2	2,447.0	2,505.5	(677.4)	8,895.3
Gross margin (excluding Canadian resource taxes)	837.1	1,036.3	147.8	(55.3)	1,965.9
Canadian resource taxes	—	248.0	—	—	248.0
Gross margin(a)	837.1	788.3	147.8	(55.3)	1,717.9
Operating earnings (loss)	653.5	641.7	68.4	(84.8)	1,278.8
Capital expenditures	526.8	431.5	22.5	19.5	1,000.3
Depreciation, depletion and amortization expense	389.3	310.7	13.8	26.0	739.8
Equity in net earnings (loss) of nonconsolidated companies	(3.4)	—	(0.5)	1.5	(2.4)
Year Ended December 31, 2014
Net sales to external customers	$3,946.8	$2,839.9	$2,132.8	$136.3	$9,055.8
Intersegment net sales(a)	690.3	11.7	1.7	(703.7)	—
Net sales	4,637.1	2,851.6	2,134.5	(567.4)	9,055.8
Gross margin (excluding Canadian resource taxes)	937.1	1,091.6	147.2	(80.9)	2,095.0
Canadian resource taxes	—	168.4	—	—	168.4
Gross margin(a)	937.1	923.2	147.2	(80.9)	1,926.6
Carlsbad restructuring expense	—	125.4	—	—	125.4
Operating earnings (loss)	709.2	656.2	75.7	(129.3)	1,311.8
Capital expenditures	403.6	470.7	35.4	19.4	929.1
Depreciation, depletion and amortization expense	359.7	355.1	8.6	27.5	750.9
Equity in net earnings (loss) of nonconsolidated companies	(4.1)	—	(0.5)	2.4	(2.2)

(in millions)	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Seven Months Ended December 31, 2013
Net sales to external customers	$1,819.4	$1,323.9	$1,415.8	$206.8	$4,765.9
Intersegment net sales(a)	526.6	63.3	3.9	(593.8)	—
Net sales	2,346.0	1,387.2	1,419.7	(387.0)	4,765.9
Gross margin (excluding Canadian resource taxes)	340.0	459.7	89.9	37.1	926.7
Canadian resource taxes	—	98.4	—	—	98.4
Gross margin(a)	340.0	361.3	89.9	37.1	828.3
Operating earnings (loss)	189.9	211.6	52.1	(36.7)	416.9
Capital expenditures	285.3	471.0	12.5	31.2	800.0
Depreciation, depletion and amortization expense	170.8	197.2	4.8	13.4	386.2
Equity in net earnings of nonconsolidated companies	10.1	—	—	0.8	10.9
Year Ended May 31, 2013
Net sales to external customers	$3,892.0	$3,469.1	$2,314.4	$298.6	$9,974.1
Intersegment net sales(a)	705.2	60.2	4.6	(770.0)	—
Net sales	4,597.2	3,529.3	2,319.0	(471.4)	9,974.1
Gross margin (excluding Canadian resource taxes)	1,041.2	1,847.9	111.0	10.0	3,010.1
Canadian resource taxes	—	249.9	—	—	249.9
Gross margin(a)	1,041.2	1,598.0	111.0	10.0	2,760.2
Operating earnings (loss)	805.8	1,379.6	46.7	(22.5)	2,209.6
Capital expenditures	407.6	1,017.7	16.9	146.1	1,588.3
Depreciation, depletion and amortization expense	274.1	301.9	8.9	19.9	604.8
Equity in net earnings (loss) of nonconsolidated companies	16.6	—	(0.2)	1.9	18.3
Total assets as of December 31, 2015	$8,369.8	$8,363.9	$1,695.6	$(1,016.9)	$17,412.4
Total assets as of December 31, 2014	10,143.1	8,296.6	1,430.4	(1,587.1)	18,283.0
______________________________

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. These transactions had the effect of increasing Phosphate segment revenues and gross margin by $36.3 million and $2.0 million, respectively, for the twelve months ended December 31, 2015 and $35.6 million and $5.7 million, respectively, for the twelve months ended December 31, 2014. There were no intersegment sales of this type outstanding as of December 31, 2013 and May 31, 2013. Revenues and cost of goods sold on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.

Financial information relating to our operations by geographic area is as follows:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Net sales(a):
Brazil	$2,137.9	$1,921.4	$1,249.8	$2,069.3
Canpotex(b)	1,052.8	994.9	439.7	1,239.8
Canada	681.9	591.8	259.7	686.3
India	382.2	331.9	315.8	475.2
China	205.2	191.1	86.9	173.3
Mexico	153.9	131.3	22.4	128.9
Colombia	147.5	145.0	55.2	143.5
Australia	138.6	194.7	31.2	177.5
Japan	111.6	131.5	75.9	188.2
Paraguay	89.9	1.5	—	—
Peru	72.7	101.8	35.6	56.9
Argentina	63.8	167.3	163.1	258.3
Chile	35.9	44.6	76.9	116.5
Other	335.7	263.0	101.1	360.6
Total international countries	5,609.6	5,211.8	2,913.3	6,074.3
United States	3,285.7	3,844.0	1,852.6	3,899.8
Consolidated	$8,895.3	$9,055.8	$4,765.9	$9,974.1
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	The export association of the Saskatchewan potash producers.

	December 31,
(in millions)	2015	2014
Long-lived assets:
Canada	$4,246.5	$4,993.0
Brazil	200.8	257.6
Other	35.9	22.5
Total international countries	4,483.2	5,273.1
United States	6,497.4	5,444.8
Consolidated	$10,980.6	$10,717.9
Excluded from the table above as of December 31, 2015 and 2014, are goodwill of $1,595.3 million and $1,806.5 million and deferred income taxes of $691.9 million and $543.1 million, respectively.

Net sales by product type for the years 2015 and 2014, seven months ended December 31, 2013, and fiscal 2013 are as follows:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
(in millions)	2015	2014	2013	2013
Sales by product type:
Phosphate Crop Nutrients	$4,018.6	$4,096.2	$2,059.3	$4,106.1
Potash Crop Nutrients	2,593.9	2,828.8	1,312.3	3,434.5
Crop Nutrient Blends	1,404.1	1,292.9	863.7	1,472.3
Other(a)	878.7	837.9	530.6	961.2
	$8,895.3	$9,055.8	$4,765.9	$9,974.1
______________________________

(a)	Includes sales of animal feed ingredients and industrial potash.

Quarterly Results (Unaudited)
In millions, except per share amounts and common stock prices

	Quarter
	First	Second	Third	Fourth	Year
Year Ended December 31, 2015
Net sales	2,139.1	$2,487.5	$2,105.5	$2,163.2	$8,895.3
Gross margin	419.2	607.9	335.3	355.5	1,717.9
Operating earnings	318.5	510.0	246.0	204.3	1,278.8
Net earnings attributable to Mosaic	294.8	390.6	160.0	155.0	1,000.4
Basic net earnings per share attributable to Mosaic	0.81	$1.08	$0.45	$0.44	$2.79
Diluted net earnings per share attributable to Mosaic	0.80	1.08	0.45	0.44	2.78
Common stock prices:
High	53.83	$47.68	$47.13	$36.95
Low	44.78	43.33	30.53	26.96
Year Ended December 31, 2014
Net sales	1,986.2	$2,440.2	$2,250.7	$2,378.7	$9,055.8
Gross margin	411.6	521.1	414.7	579.2	1,926.6
Operating earnings	266.6	403.2	277.3	364.7	1,311.8
Net earnings attributable to Mosaic	217.5	248.4	201.9	360.8	1,028.6
Basic net earnings per share attributable to Mosaic	0.54	$0.65	$0.54	$0.97	$2.69
Diluted net earnings per share attributable to Mosaic	0.54	0.64	0.54	0.97	2.68
Common stock prices:
High	50.63	$51.25	$49.59	$48.73
Low	43.58	47.09	44.09	40.32
The number of holders of record of our Common Stock and Class A Common Stock as of February 16, 2016 was 1,978.
Dividends have been declared on a quarterly basis during all periods presented. In fiscal 2013, we increased our annual dividend to $1.00 per share. In the second quarter of 2015, we increased our annual dividend to $1.10 per share.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Five Year Comparison
In millions, except per share amounts

	Years Ended December 31,		Seven Months Ended December 31,	Years Ended May 31,
	2015	2014	2013	2013	2012	2011
Statements of Operations Data:
Net sales	$8,895.3	$9,055.8	$4,765.9	$9,974.1	$11,107.8	$9,937.8
Cost of goods sold	7,177.4	7,129.2	3,937.6	7,213.9	8,022.8	6,816.0
Gross margin	1,717.9	1,926.6	828.3	2,760.2	3,085.0	3,121.8
Selling, general and administrative expenses	361.2	382.4	211.8	427.3	410.1	372.5
(Gain) loss on assets sold and to be sold(c)	—	(16.4)	122.8	—	—	—
Carlsbad restructuring expense(b)	—	125.4	—	—	—	—
Other operating expenses	77.9	123.4	76.8	123.3	63.8	85.1
Operating earnings	1,278.8	1,311.8	416.9	2,209.6	2,611.1	2,664.2
(Loss) gain in value of share repurchase agreement	—	(60.2)	73.2	—	—	—
Interest (expense) income, net	(97.8)	(107.6)	(13.3)	18.8	18.7	(5.1)
Foreign currency transaction gain (loss)	(60.5)	79.1	16.5	(15.9)	16.9	(56.3)
Gain on sale of equity investment(e)	—	—	—	—	—	685.6
Other (expense) income	(17.2)	(5.8)	(9.1)	2.0	(17.8)	(17.1)
Earnings from consolidated companies before income taxes	1,103.3	1,217.3	484.2	2,214.5	2,628.9	3,271.3
Provision for income taxes(a)(b)(d)	99.1	184.7	152.6	341.0	711.4	752.8
Earnings from consolidated companies	1,004.2	1,032.6	331.6	1,873.5	1,917.5	2,518.5
Equity in net earnings (loss) of nonconsolidated companies	(2.4)	(2.2)	10.9	18.3	13.3	(5.0)
Net earnings including noncontrolling interests	1,001.8	1,030.4	342.5	1,891.8	1,930.8	2,513.5
Less: Net earnings attributable to noncontrolling interests	1.4	1.8	2.5	3.1	0.6	(1.1)
Net earnings attributable to Mosaic	$1,000.4	$1,028.6	$340.0	$1,888.7	$1,930.2	$2,514.6

	Years Ended December 31,		Seven Months Ended December 31,	Years Ended May 31,
	2015	2014	2013	2013	2012	2011
Earnings per common share attributable to Mosaic:
Basic net earnings per share attributable to Mosaic	$2.79	$2.69	$0.80	$4.44	$4.44	$5.64
Diluted net earnings per share attributable to Mosaic	$2.78	$2.68	$0.80	$4.42	$4.42	$5.62
Average shares outstanding:
Basic weighted average number of shares outstanding	358.5	374.1	420.8	425.7	435.2	446.0
Diluted weighted average number of shares outstanding	360.3	375.6	422.0	426.9	436.5	447.5
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,276.3	$2,374.6	$5,293.1	$3,697.1	$3,811.0	$3,906.4
Total assets	17,412.4	18,283.0	19,554.0	18,086.0	16,690.4	15,786.9
Total long-term debt (including current maturities)	3,834.1	3,819.0	3,009.3	1,010.5	1,010.5	809.3
Total liabilities	7,847.4	7,562.4	8,233.4	4,643.1	4,691.0	4,125.0
Total equity	9,565.0	10,720.6	11,320.6	13,442.9	11,999.4	11,661.9
Other Financial Data:
Depreciation, depletion and amortization	$739.8	$750.9	$386.2	$604.8	$508.1	$447.4
Net cash provided by operating activities	1,807.6	2,122.1	912.3	1,880.5	2,748.3	2,307.6
Capital expenditures	1,000.3	929.1	800.0	1,588.3	1,639.3	1,263.2
Dividends per share(f)	1.08	1.00	0.50	1.00	0.275	0.20
______________________________

(a)	The year ended December 31, 2015 includes a discrete income tax benefit of approximately $47 million. See further discussion in Note 12 to the Consolidated Financial Statements.

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

(c)
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

(d)	Fiscal 2013 includes a discrete income tax benefit of $179.3 million associated with our non-U.S. subsidiaries due to the resolution of certain tax matters.

(e)	In fiscal 2011, we recorded a $685.6 million pre-tax gain on the sale of our equity method investment in Fosfertil.

(f)
Dividends have been declared quarterly during all periods presented. In 2015 and fiscal 2013 we increased our annual dividend to $1.10 and $1.00 per share, respectively. In the fourth quarter of fiscal 2012, we paid a quarterly dividend of $0.125, which represented a 150 percent increase over the Company’s previous dividend rate.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015 and 2014, the seven months ended December 31, 2013 and the year ended May 31, 2013
In millions

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses	Charges or (Reductions) to Other Accounts(a)(b)	Deductions	Balance at End of Period(c)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended May 31, 2013	$18.4	$(1.0)	$(1.3)	$(0.1)	$16.0
Seven months ended December 31, 2013	16.0	(0.9)	(3.0)	(1.7)	10.4
Year ended December 31, 2014	10.4	1.7	1.8	(1.8)	12.1
Year ended December 31, 2015	12.1	4.8	—	(6.5)	10.4
Income tax valuation allowance, related to deferred income taxes
Year ended May 31, 2013	$180.2	$(77.7)	$(8.9)	$—	$93.6
Seven months ended December 31, 2013	93.6	48.1	(12.5)	—	129.2
Year ended December 31, 2014	129.2	(73.1)	(27.8)	—	28.3
Year ended December 31, 2015	28.3	(1.4)	(15.0)	—	11.9
______________________________

(a)	The income tax valuation allowance adjustment was recorded to accumulated other comprehensive income and deferred taxes.

(b)
For the year ended December 31, 2015, $12.7 million of the income tax valuation allowance reductions related to the disposition of Chile. For the year ended December 31, 2014, $29.6 million of the income tax valuation allowance reductions related to the disposition of Argentina.

(c)
Allowance for doubtful accounts balance includes $4.5 million, $9.5 million, $8.5 million and $11.3 million of allowance on long-term receivables recorded in other long term assets for the years ended December 31, 2015 and 2014, the seven months ended December 31, 2013 and the fiscal year ended May 31, 2013, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2015 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on their evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. In May of 2013, COSO adopted an updated framework, which we adopted in 2015.  KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2015.