Form 10-Q
period 2016-03-31
MOSAIC CO
filed 2016-05-04
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 349,816,363 shares of Common Stock and 0 shares of Class A Common Stock and 0 shares of Class B Common Stock as of April 29, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net sales	$1,674.0	$2,139.1
Cost of goods sold	1,437.3	1,719.9
Gross margin	236.7	419.2
Selling, general and administrative expenses	89.8	100.4
Other operating (income) expense	(16.5)	0.3
Operating earnings	163.4	318.5
Interest expense, net	(26.1)	(31.3)
Foreign currency transaction gain	87.8	45.1
Other income (expense)	0.6	(5.6)
Earnings from consolidated companies before income taxes	225.7	326.7
(Benefit from) provision for income taxes	(28.7)	30.7
Earnings from consolidated companies	254.4	296.0
Equity in net earnings (loss) of nonconsolidated companies	2.5	(1.4)
Net earnings including noncontrolling interests	256.9	294.6
Less: Net earnings (loss) attributable to noncontrolling interests	0.1	(0.2)
Net earnings attributable to Mosaic	$256.8	$294.8
Basic net earnings per share attributable to Mosaic	$0.73	$0.81
Basic weighted average number of shares outstanding	351.3	366.0
Diluted net earnings per share attributable to Mosaic	$0.73	$0.80
Diluted weighted average number of shares outstanding	353.2	367.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net earnings including noncontrolling interest	$256.9	$294.6
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	266.0	(616.1)
Net actuarial gain and prior service cost, net of tax	1.6	3.3
Amortization of loss on interest rate swap, net of tax	0.8	0.7
Other comprehensive income (loss)	268.4	(612.1)
Comprehensive income (loss)	525.3	(317.5)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.2	(2.8)
Comprehensive income (loss) attributable to Mosaic	$524.1	$(314.7)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$1,057.7	$1,276.3
Receivables, net	677.2	675.0
Inventories	1,566.0	1,563.5
Other current assets	656.2	628.6
Total current assets	3,957.1	4,143.4
Property, plant and equipment, net of accumulated depreciation of $5,326.2 million and $4,633.4 million, respectively	9,020.4	8,721.0
Investments in nonconsolidated companies	973.7	980.5
Goodwill	1,661.1	1,595.3
Deferred income taxes	697.6	691.9
Other assets	1,317.2	1,257.4
Total assets	$17,627.1	$17,389.5
Liabilities and Equity
Current liabilities:
Short-term debt	$41.8	$25.5
Current maturities of long-term debt	42.0	41.7
Structured accounts payable arrangements	354.2	481.7
Accounts payable	517.7	520.6
Accrued liabilities	858.6	977.5
Total current liabilities	1,814.3	2,047.0
Long-term debt, less current maturities	3,774.0	3,769.5
Deferred income taxes	1,065.9	977.4
Other noncurrent liabilities	941.9	1,030.6
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A Common Stock, $0.01 par value, 177,027,941 shares authorized, none issued and outstanding as of March 31, 2016, 194,203,987 shares authorized, none issued and outstanding as of December 31, 2015	—	—
Class B Common Stock, $0.01 par value, 87,008,602 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 387,746,426 shares issued and 349,797,577 shares outstanding as of March 31, 2016, 387,697,547 shares issued and 352,515,256 shares outstanding as of December 31, 2015	3.5	3.5
Capital in excess of par value	12.8	6.4
Retained earnings	11,206.1	11,014.8
Accumulated other comprehensive income (loss)	(1,225.6)	(1,492.9)
Total Mosaic stockholders' equity	9,996.8	9,531.8
Noncontrolling interests	34.2	33.2
Total equity	10,031.0	9,565.0
Total liabilities and equity	$17,627.1	$17,389.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$256.9	$294.6
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	183.7	182.8
Deferred and other income taxes	(53.4)	(31.5)
Equity in net earnings of nonconsolidated companies, net of dividends	7.6	1.4
Accretion expense for asset retirement obligations	9.4	7.8
Share-based compensation expense	16.9	4.6
Unrealized (gain) loss on derivatives	(54.2)	45.4
Other	6.6	4.1
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	17.1	8.0
Inventories	34.3	108.5
Other current and noncurrent assets	(22.0)	(36.5)
Accounts payable and accrued liabilities	(137.7)	157.4
Other noncurrent liabilities	0.7	(17.7)
Net cash provided by operating activities	265.9	728.9
Cash Flows from Investing Activities:
Capital expenditures	(235.6)	(229.5)
Proceeds from adjustment to acquisition of business	—	47.9
Investments in nonconsolidated companies	—	(3.0)
Investments in affiliate	(38.5)	—
Other	0.2	1.7
Net cash used in investing activities	(273.9)	(182.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(74.1)	(32.7)
Proceeds from issuance of short-term debt	90.2	29.4
Payments of structured accounts payable arrangements	(224.3)	(146.6)
Proceeds from structured accounts payable arrangements	95.8	73.2
Payments of long-term debt	(1.2)	(0.6)
Proceeds from settlement of swaps	4.2	—
Proceeds from stock option exercises	0.8	2.9
Repurchases of stock	(75.0)	(134.4)
Cash dividends paid	(96.2)	(91.4)
Other	(0.2)	(0.2)
Net cash used in financing activities	(280.0)	(300.4)
Effect of exchange rate changes on cash	69.4	(102.8)
Net change in cash and cash equivalents	(218.6)	142.8
Cash and cash equivalents - December 31	1,276.3	2,374.6
Cash and cash equivalents - March 31	$1,057.7	$2,517.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $9.1 and $7.7 for the three months ended March 31, 2016 and 2015, respectively)	$3.3	$4.4
Income taxes (net of refunds)	6.9	46.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	1,000.4	(1,019.2)	(3.5)	(22.3)
Stock option exercises	0.6	—	5.3	—	—	—	5.3
Stock based compensation	—	—	27.9	—	—	—	27.9
Repurchase of stock	(15.6)	(0.2)	(30.2)	(667.9)	—	—	(698.3)
Dividends ($1.075 per share)	—	—	—	(486.6)	—	—	(486.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Equity from noncontrolling interests	—	—	—	—	—	20.0	20.0
Tax shortfall related to share based compensation	—	—	(0.8)	—	—	—	(0.8)
Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
Total comprehensive income (loss)	—	—	—	256.8	267.3	1.2	525.3
Stock option exercises	0.1	—	0.8	—	—	—	0.8
Amortization of stock based compensation	—	—	15.1	—	—	—	15.1
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2016	349.8	$3.5	$12.8	$11,206.1	$(1,225.6)	$34.2	$10,031.0

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
We are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Phosphate Mine in Peru and our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the "MWSPC") to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the MWSPC production.

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

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, and debt expenses are included within Corporate, Eliminations and Other. See Note 14 of our Condensed Consolidated Financial Statements in this report for segment results.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("GAAP") can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the calendar year ended December 31, 2015 (the "10-K Report"). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic and its majority owned subsidiaries. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Estimates
Preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations ("ARO"), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax related accounts, including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At March 31, 2016 and December 31, 2015, these structured accounts payable arrangement liabilities were $354.2 million and $481.7 million, respectively.
We have corrected the presentation of certain previously-reported balances related to the structured accounts payable arrangements in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The error resulted in an understatement of net cash provided by operating activities and a corresponding understatement of net cash used in financing activities of $73.4 million for the three months ended March 31, 2015. We evaluated the effects of these errors in the previously issued consolidated financial statements for both the annual and interim periods of the prior years and concluded, based on the relevant quantitative and qualitative factors that the errors were not material, individually or in the aggregate, in relation to the consolidated financial statements taken as a whole.
3. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued additional guidance which clarified that an entity may defer and present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on it. This guidance became effective for us beginning January 1, 2016 and has been implemented retroactively. Accordingly, we reclassified $22.9 million of deferred financing fees against outstanding long-term debt accounts within the December 31, 2015 balance sheet. Our deferred financing fees of $2.9 million related to our revolving credit facility will remain recorded as an asset.
Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued guidance addressing how revenue is recognized from contracts with customers and related disclosures. This standard supersedes existing revenue recognition requirements and most industry-specific guidance. This standard was initially expected to be effective for us beginning January 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. In July 2015, the FASB approved the deferral of the effective date of this standard by one year, and allows for adoption either at January 1, 2017 or January 1, 2018. We intend to utilize the full retrospective adoption method and to elect the deferred adoption date of January 1, 2018. We are currently evaluating the requirements of this guidance, and have not yet determined the impact on our consolidated financial statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2016, the FASB issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for us beginning January 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classifications on the statement of cash flows, and accounting for forfeitures. The guidance is effective for us beginning January 1, 2017, and early application is permitted. We are currently evaluating the adoption date and the effects this standard will have on our consolidated financial statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2016	December 31, 2015

Other current assets
Final price deferred(a)	$153.7	$175.6
Income and other taxes receivable	245.5	249.4
Prepaid expenses	149.3	123.1
Other	107.7	80.5
	$656.2	$628.6

Other assets
MRO inventory	122.1	118.1
Restricted cash(b)	851.9	851.4
Other	343.2	287.9
	$1,317.2	$1,257.4

Accrued liabilities
Non-income taxes	$24.9	$24.9
Payroll and employee benefits	118.2	162.9
Asset retirement obligations	103.1	91.9
Customer prepayments	222.1	121.2
Future capital commitment(c)	120.0	120.0
Other	270.3	456.6
	$858.6	$977.5

Other noncurrent liabilities
Asset retirement obligations	$735.6	$749.7
Accrued pension and postretirement benefits	69.0	69.6
Unrecognized tax benefits	8.3	79.2
Other	129.0	132.1
	$941.9	$1,030.6
(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.
(b) Included in restricted cash, as of March 31, 2016 and December 31, 2015, is $630 million, that is committed to be placed in trust following the effectiveness of the consent decrees discussed under "EPA RCRA Initiative" in Note 9 of our Notes to Condensed Consolidated Financial Statements, as financial assurance to support certain estimated future asset retirement obligations.
(c) Future capital commitment for the MWSPC due after the first quarter of 2016.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	March 31,
	2016	2015
Net earnings attributable to Mosaic	$256.8	$294.8
Basic weighted average number of shares outstanding	351.3	366.0
Dilutive impact of share-based awards	1.9	1.9
Diluted weighted average number of shares outstanding	353.2	367.9
Basic net earnings per share attributable to Mosaic	$0.73	$0.81
Diluted net earnings per share attributable to Mosaic	$0.73	$0.80
A total of 3.2 million shares of Common Stock subject to issuance upon exercise of stock options for the three months ended March 31, 2016 and 1.3 million shares for the three months ended March 31, 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
6. Income Taxes
During the three months ended March 31, 2016, gross unrecognized tax benefits decreased by $89.8 million to $8.8 million as a result of the resolution of audit activity. If recognized, approximately $2.0 million of the $8.8 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $0.2 million and $17.1 million as of March 31, 2016 and December 31, 2015, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2016, tax expense specific to the period included a benefit of $63.9 million, which includes a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $16.5 million expense related to distributions from certain non-U.S. subsidiaries and $5.4 million of expense primarily related to changes in estimates from prior periods.
For the three months ended March 31, 2015, tax expense specific to the period included a benefit of $28.3 million, which is primarily related to the resolution of certain tax matters, resulting in a benefit of $18.4 million, and a reduction in the tax rate change for one of our equity method investments, resulting in a benefit of $9.7 million.
7. Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015

Raw materials	$55.7	$68.1
Work in process	422.4	435.9
Finished goods	1,018.0	991.0
Operating materials and supplies	69.9	68.5
	$1,566.0	$1,563.5

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2015	$492.4	$984.7	$118.2	$1,595.3
Foreign currency translation	—	62.5	3.3	65.8
Balance as of March 31, 2016	$492.4	$1,047.2	$121.5	$1,661.1
We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP.
9. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $24.4 million and $25.6 million as of March 31, 2016 and December 31, 2015, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
We received Notices of Violation ("NOVs") from EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. EPA issued similar NOVs to our competitors, including with respect to the Plant City facility acquired in

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

our March 2014 acquisition of the Florida phosphate assets and assumption of certain liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"), and referred the NOVs to the U.S. Department of Justice ("DOJ") for further enforcement.
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

•
Provision of additional financial assurance for the estimated costs of closure and long term care ("Gypstack Closure Costs") of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated asset retirement obligations ("ARO"), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2015, the undiscounted amount of our Gypstack Closure Costs ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $535 million. After the 2015 Consent Decrees become effective, we will deposit cash, in the total amount of $630 million, into two trust funds which are expected to increase over time with reinvestment of earnings. The amount to be deposited corresponds to a material portion of our estimated Gypstack Closure Costs ARO. At December 31, 2015, amounts to be held in such trust funds (including reinvested earnings) are classified as restricted cash and are included in other assets on our Condensed Consolidated Balance Sheets. We will also issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

In light of the amount of restricted cash referenced above, together with our strong operating cash flows, liquidity and capital resources, we believe that we have sufficient liquidity and capital resources to be able to fund the capital expenditures, financial assurance requirements and civil penalties provided for in the 2015 Consent Decrees.
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our updated closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 and an additional $1.7 million was deposited in the third quarter of 2015 to correspond to that site's then estimated Gypstack Closure Costs. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We deposited an additional $3 million in the Bonnie Facility Trust in the second quarter of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable financial assurance requirements, additional funding would be required in the future if increases in cost estimates exceed the amounts held in the Plant City Trust or the Bonnie Facility Trust.
At March 31, 2016, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $91.7 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the ARO included in our Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition, we also assumed ARO related to land reclamation.
EPA EPCRA Initiative. In July 2008, DOJ sent a letter to major U.S. phosphoric acid manufacturers, including us, stating that EPA’s ongoing investigation indicates apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act ("EPCRA") at their phosphoric acid manufacturing facilities. Section 313 of EPCRA requires annual reports to be submitted with respect to the use or presence of certain toxic chemicals. DOJ and EPA also stated that they believe that a number of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") by failing to provide required notifications relating to the release of hydrogen fluoride from the facilities. The letter did not identify any specific violations by us or assert a demand for penalties against us. We cannot predict at this time whether EPA and DOJ will initiate an enforcement action over this matter, what its scope would be, or what the range of outcomes of such a potential enforcement action might be.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $87 million. Approximately $60 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, tax credit cases for the period from 2004 to 2011; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency and commodity derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of March 31, 2016 and December 31, 2015, the gross asset position of our derivative instruments was $28.6 million and $6.8 million, respectively, and the gross liability position of our liability instruments was $47.7 million and $79.3 million, respectively.
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
As of March 31, 2016 and December 31, 2015, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2016	December 31, 2015
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,084.3	1,230.6
Interest rate derivatives	Interest rate	US Dollars	—	175.0
Natural gas derivatives	Commodity	MMbtu	25.3	32.4
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2016 and December 31, 2015, was $25.5 million and $53.4 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016, we would have been required to post $24.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2016 and December 31, 2015, the gross asset position of our foreign currency derivative instruments was $28.1 million and $5.7 million, respectively, and the gross liability position of our foreign currency derivative instruments was $25.0 million and $59.6 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2016 and December 31, 2015, the gross asset position of our commodity derivative instruments was $0.5 million and $1.0 million, respectively, and the gross liability position of our commodity instruments was $20.9 million and $16.7 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,057.7	$1,057.7	$1,276.3	$1,276.3
Receivables, net	677.2	677.2	675.0	675.0
Accounts payable	517.7	517.7	520.6	520.6
Structured accounts payable arrangements	354.2	354.2	481.7	481.7
Short-term debt	41.8	41.8	25.5	25.5
Long-term debt, including current portion	3,816.0	3,968.1	3,811.2	3,860.4
For cash and cash equivalents, receivables, net, accounts payable, structured accounts payable arrangements, and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.
12. Share Repurchases
In February of 2014, our Board of Directors authorized a $1 billion share repurchase program ("2014 Repurchase Program"), allowing the Company to repurchase Class A Shares or shares of our Common Stock ("Common Stock"), through direct buybacks or in open market transactions. During the three months ended March 31, 2015, under the 2014 Repurchase Program, 2,560,277 shares of Common Stock were repurchased in the open market for an aggregate of approximately $123.3 million. In total, 18,339,060 shares of stock were repurchased under the 2014 Repurchase program

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for an aggregate total of $850.6 million. The remaining authorized amount of $149.4 million was terminated in connection with the authorization of the 2015 Repurchase Program discussed below.
On May 14, 2015, our Board of Directors authorized a new $1.5 billion share repurchase program ("2015 Repurchase Program"), with no set expiration date, allowing the Company to repurchase shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. During 2015, we repurchased 1,891,620 shares of Common Stock in the open market under the 2015 Repurchase Program for approximately $74.9 million.
In May 2015 and February 2016, under the 2015 Repurchase Program, we entered into separate accelerated share repurchase transactions ("ASRs") with financial institutions to repurchase shares of our Common Stock for up-front payments of $500 million and $75 million, respectively. For each ASR, the total number of shares ultimately delivered, and therefore the average price paid per share, were determined at the end of the ASR’s purchase period based on the volume-weighted average price of our Common Stock during that period, less an agreed discount. The shares received were retired in the period they were delivered, and each up-front payment is accounted for as a reduction to shareholders’ equity in our Condensed Consolidated Balance Sheet in the period the payment was made. Neither ASR was dilutive to our earnings per share calculation from its execution date through its settlement date. The unsettled portion of each ASR during that period met the criteria to be accounted for as a forward contract indexed to our Common Stock and qualified as an equity transaction. Additional information relating to each ASR is shown below:

	Settlement Date	Shares Delivered	Average Price Per Share	ASR Amount
May 2015 ASR	July 28, 2015	11,106,847	$45.02	$500.0 million
February 2016 ASR	March 29, 2016	2,766,558	$27.11	$75.0 million
As of March 31, 2016, 15,765,025 shares of Common Stock have been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million, bringing the remaining amount that could be repurchased under this program to $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
13. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of March 31, 2016 and December 31, 2015, the net amount due to our non-consolidated companies totaled $67.9 million and $26.4 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended
	March 31,
	2016	2015
Transactions with non-consolidated companies included in net sales	$147.2	$263.9
Transactions with non-consolidated companies included in cost of goods sold	134.5	112.7

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker.
For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
Segment information for the three months ended March 31, 2016 and 2015 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended March 31, 2016
Net sales to external customers	$807.0	$391.2	$466.6	$9.2	$1,674.0
Intersegment net sales(a)	102.4	3.0	0.2	(105.6)	—
Net sales	909.4	394.2	466.8	(96.4)	1,674.0
Gross margin (excluding Canadian resource taxes)	64.6	116.5	11.7	62.2	255.0
Canadian resource taxes	—	18.3	—	—	18.3
Gross margin(a)	64.6	98.2	11.7	62.2	236.7
Operating earnings (loss)	17.7	85.7	(4.4)	64.4	163.4
Capital expenditures	111.6	112.7	5.3	6.0	235.6
Depreciation, depletion and amortization expense	98.5	75.3	3.5	6.4	183.7

Three months ended March 31, 2015
Net sales to external customers	$1,040.6	$652.4	$438.4	$7.7	$2,139.1
Intersegment net sales(a)	131.7	0.4	0.5	(132.6)	—
Net sales	1,172.3	652.8	438.9	(124.9)	2,139.1
Gross margin (excluding Canadian resource taxes)	221.8	320.0	20.6	(65.1)	497.3
Canadian resource taxes	—	78.1	—	—	78.1
Gross margin(a)	221.8	241.9	20.6	(65.1)	419.2
Operating earnings (loss)	190.3	204.1	2.9	(78.8)	318.5
Capital expenditures	128.8	94.7	3.8	2.2	229.5
Depreciation, depletion and amortization expense	94.2	79.3	2.8	6.5	182.8

Total Assets
As of March 31, 2016	$8,198.0	$8,898.2	$1,595.0	$(1,064.1)	$17,627.1
As of December 31, 2015	8,369.8	8,363.9	1,695.6	(1,039.8)	17,389.5

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. During the three months ended March 31, 2015 these transactions had the effect of increasing Phosphate segment revenues and gross margin by $87.7 million and $28.7 million, respectively. There were no intersegment sales of this type outstanding at March 31, 2016. Revenues and cost of goods sold on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Guarantee
Guarantee of Payments
Mosaic entered into an agreement (the “Bridge Loan”) to provide up to $75 million in bridge loans to Gulf Marine Solutions, LLC (“GMS”) to finance the purchase and construction of two articulated tug and barge units (the “ATBs”) that will be constructed to transport anhydrous ammonia, primarily for Mosaic’s operations. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which Mosaic owns a 50% equity interest and which is operated by Mosaic’s joint venture partner. Mosaic’s joint venture partner is arranging for construction of the ATBs and will charter them to GMS, which will enter into a long-term ammonia transportation contract with a subsidiary of Mosaic. At March 31, 2016, $45.5 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $53.6 million, which are included in long-term debt in our Condensed Consolidated Balance Sheets. These loans obtained by GMS from Mosaic under the Bridge Loan were in turn lent to Mosaic’s joint venture partner for use in constructing the ATBs. The parties are seeking third-party financing for the ATB project and the aggregate amount of all outstanding Bridge Loans and all loans from Gulf Sulphur Services are expected to be repaid out of the proceeds of any such financing. In connection with the ATB project, Mosaic has also agreed to guarantee up to $100 million of payment obligations to the entity that is constructing the barges. The guarantee will remain in effect until final payment under the construction agreement.
Beginning in the quarter ended December 31, 2015, we determined we are the primary beneficiary of GMS, a variable interest entity, and have consolidated its balance sheet and statement of earnings within our consolidated financial statements in our Phosphates segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2015 (the "10-K Report") and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by "NM".
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,		2016-2015
(in millions, except per share data)	2016	2015	Change	Percent
Net sales	$1,674.0	$2,139.1	$(465.1)	(22)%
Cost of goods sold	1,437.3	1,719.9	(282.6)	(16)%
Gross margin	236.7	419.2	(182.5)	(44)%
Gross margin percentage	14%	20%
Selling, general and administrative expenses	89.8	100.4	(10.6)	(11)%
Other operating (income) expense	(16.5)	0.3	(16.8)	NM
Operating earnings	163.4	318.5	(155.1)	(49)%
Interest expense, net	(26.1)	(31.3)	5.2	(17)%
Foreign currency transaction gain	87.8	45.1	42.7	95%
Other income (expense)	0.6	(5.6)	6.2	NM
Earnings from consolidated companies before income taxes	225.7	326.7	(101.0)	(31)%
(Benefit from) provision for income taxes	(28.7)	30.7	(59.4)	NM
Earnings from consolidated companies	254.4	296.0	(41.6)	(14)%
Equity in net earnings (loss) of nonconsolidated companies	2.5	(1.4)	3.9	NM
Net earnings including noncontrolling interests	256.9	294.6	(37.7)	(13)%
Less: Net earnings (loss) attributable to noncontrolling interests	0.1	(0.2)	0.3	NM
Net earnings attributable to Mosaic	$256.8	$294.8	$(38.0)	(13)%
Diluted net earnings per share attributable to Mosaic	$0.73	$0.80	$(0.07)	(9)%
Diluted weighted average number of shares outstanding	353.2	367.9
Overview of Consolidated Results for the three months ended March 31, 2016 and 2015
Net sales decreased to $1.7 billion for the three months ended March 31, 2016, compared to $2.1 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended March 31, 2016 were $256.8 million, or $0.73 per diluted share, compared to $294.8 million, or $0.80 per diluted share, for the year ago period. Included in the current year net earnings is a discrete income tax benefit of approximately $64 million, or $0.18 per diluted share. A foreign currency transaction gain of $87.8 million, or $0.21 per diluted share, is included in the current year period earnings compared with a gain of $45.1 million, or $0.09 per diluted share, in the prior year period earnings. Also, included in earnings in the three months ended March 31, 2016, are unrealized gains on derivatives of $52.7 million, or $0.13 per diluted share, compared with losses of ($38.4) million, or ($0.08) per diluted share, in the same period a year ago.

Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the three months ended March 31, 2016 were negatively impacted by declines in phosphates average selling prices compared to the same period in the prior year. Phosphates average selling prices in the current year period were unfavorably impacted by competitors' imports into North America. Current period selling prices were also negatively impacted by competitors' response to increased imports in Brazil as well as customers cautious buying behavior as a result of political turmoil and economic volatility. Phosphates demand from India was lower in the current year period as customers delayed purchases in anticipation of a lower subsidy. In addition, average selling prices are being influenced by lower raw material prices in the current year period. In the same period of the prior year, phosphate prices were impacted by tight supply resulting from the permanent closure of certain U.S. phosphate production facilities, which put upward pressure on selling prices.
Operating earnings were also unfavorably impacted by lower potash average selling prices and sales volumes in the current year period compared to the same period in the prior year. In the first quarter of 2016, potash average selling prices were negatively impacted by imports into North America at lower prices as a result of a strong U.S. dollar, and increased supply from other North American producers. Delays in settlement of the Chinese potash contract have also added pressure on potash selling prices. Potash sales volumes decreased in the current year quarter compared to the prior year period driven by a decline in International sales volumes due to the delay in settlement of the China contract. This delay added to cautious customer purchasing due to market uncertainty. We continue to see weakness in the potash and phosphates average selling prices in the second quarter of 2016.
Other Highlights
During the three months ended March 31, 2016:

•
We entered into an accelerated share repurchase transaction in February 2016 (the "2016 ASR") to repurchase shares of our Common Stock for a payment of $75 million under the $1.5 billion repurchase program authorized by our Board of Directors in May 2015 (the "2015 Repurchase Program"). The 2016 ASR was settled on March 29, 2016 and we received a total of 2,766,588 shares of Common Stock. The final average price per share was $27.11.

•	We received insurance proceeds of $28 million related to the collapse of a warehouse roof at our Carlsbad, New Mexico location in 2014, which are included in other operating income.
During the three months ended March 31, 2015:

•	Our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, which was effective in May 2015.

•	We repurchased 2,560,277 shares of Common Stock in the open market for approximately $123.3 million under our $1 billion share repurchase program authorized in February 2014.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent
Net sales:
North America	$597.6	$683.1	$(85.5)	(13)%
International	311.8	489.2	(177.4)	(36)%
Total	909.4	1,172.3	(262.9)	(22)%
Cost of goods sold	844.8	950.5	(105.7)	(11)%
Gross margin	$64.6	$221.8	$(157.2)	(71)%
Gross margin as a percentage of net sales	7%	19%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	951	951	—	0%
International - DAP/MAP (a)(b)	656	754	(98)	(13)%
MicroEssentials® (b)	468	440	28	6%
Feed and Other (b)	131	152	(21)	(14)%
Total Phosphates Segment Tonnes	2,206	2,297	(91)	(4)%
Average selling price per tonne:
DAP (FOB plant)	$355	$458	$(103)	(22)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$370	$519	$(149)	(29)%
Sulfur (long ton)	130	145	(15)	(10)%
Blended rock (metric tonne)	60	61	(1)	(2)%
Production volume (in thousands of metric tonnes)	2,205	2,299	(94)	(4)%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended March 31, 2016 and 2015
The Phosphates segment’s net sales decreased to $0.9 billion for the three months ended March 31, 2016, compared to $1.2 billion for the three months ended March 31, 2015. Lower average selling prices and sales volumes in the current year period resulted in decreased net sales of approximately $220 million and $40 million, respectively.
Our average diammonium phosphate ("DAP") selling price was $355 per tonne for the three months ended March 31, 2016, a decrease of 22% from the same period a year ago due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes declined slightly to 2.2 million tonnes for the three months ended March 31, 2016, compared to 2.3 million tonnes for the same period in the prior year, due to lower sales volumes in Latin America and Brazil.

Gross margin for the Phosphates segment decreased to $64.6 million for the three months ended March 31, 2016, from $221.8 million for the three months ended March 31, 2015. Lower average selling prices and sales volumes negatively impacted gross margin by approximately $220 million and $10 million, respectively. These were partially offset by the benefit of lower raw material costs of approximately $80 million, primarily due to lower ammonia costs as further discussed below. As a result of these factors, gross margin as a percentage of net sales was 7% for the three months ended March 31, 2016, compared to 19% for the same period in the prior year.
The average consumed price for ammonia for our North American operations decreased to $370 per tonne for the three months ended March 31, 2016, from $519 in the same period a year ago. The average consumed sulfur price for our North American operations decreased to $130 per long ton for the three months ended March 31, 2016, from $145 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia price also includes transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock was $60 per tonne for the three months ended March 31, 2016 compared to $61 per tonne for the three months ended March 31, 2015. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was 8% for the three months ended March 31, 2016, comparable with the prior year period.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients was 2.2 million tonnes for the three months ended March 31, 2016, compared to 2.3 million tonnes in the prior year period. Our operating rate for processed phosphate production decreased to 75% for the quarter ended March 31, 2016, compared to 79% in the same period of the prior year, due to our previously announced production curtailment.
Our North American phosphate rock production was 3.5 million tonnes for the three months ended March 31, 2016 compared with 3.3 million tonnes during the same period a year ago. We manage our rock production consistent with our long term mine plans.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent
Net sales:
North America	$241.8	$351.1	$(109.3)	(31)%
International	152.4	301.7	(149.3)	(49)%
Total	394.2	652.8	(258.6)	(40)%
Cost of goods sold	296.0	410.9	(114.9)	(28)%
Gross margin	$98.2	$241.9	$(143.7)	(59)%
Gross margin as a percentage of net sales	25%	37%
Canadian resource taxes	18.3	78.1	(59.8)	(77)%
Gross margin (excluding CRT)(a)	116.5	320.0	(203.5)	(64)%
Gross margin (excluding CRT) as a percentage of net sales	30%	49%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	650	572	78	14%
International(b)	749	1,248	(499)	(40)%
Total	1,399	1,820	(421)	(23)%
Non-agricultural	147	207	(60)	(29)%
Total Potash Segment Tonnes	1,546	2,027	(481)	(24)%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$184	$362	$(178)	(49)%
MOP - International	195	245	(50)	(20)%
MOP - Average(d)	207	288	(81)	(28)%

Production volume (in thousands of metric tonnes)	2,018	2,451	(433)	(18)%

(a) Gross margin (excluding CRT), a non-GAAP measure, is calculated as a GAAP gross margin less Canadian resource taxes ("CRT"). Gross margin (excluding CRT) as a percentage of net sales, also a non-GAAP measure, is calculated as GAAP gross margin plus Canadian resource taxes, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader's ability to compare our GAAP gross margin with that of other companies that incur Canadian resource tax expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for our Potash segment affords them greater transparency in assessing our financial performance against competitors' gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page 28.
(b) Includes sales volumes to our International Distribution segment.
(c) This price excludes industrial and feed selling prices which are typically at a lag due to the nature of the contracts.
(d) This price includes industrial and feed sales.

Three months ended March 31, 2016 and 2015
The Potash segment’s net sales decreased to $394.2 million for the three months ended March 31, 2016, compared to $652.8 million in the same period a year ago. The decrease was due to lower average selling prices and lower international sales volumes that resulted in unfavorable net sales impacts of approximately $145 million and $115 million, respectively.
Our average MOP selling price was $207 per tonne for the three months ended March 31, 2016, a decrease of $81 per tonne compared with the same period a year ago due to the factors discussed in the Overview.
The Potash segment’s sales volumes decreased to 1.5 million tonnes for the three months ended March 31, 2016, compared to 2.0 million in the same period a year ago, due to the factors discussed in the Overview.
Gross margin (excluding CRT) for the Potash segment decreased to $116.5 million for the three months ended March 31, 2016, from $320.0 million for the same period in the prior year. Gross margin (excluding CRT) was negatively impacted by approximately $145 million due to lower average selling prices and approximately $50 million from the decrease in sales volumes. Gross margin (excluding CRT) was also unfavorably impacted by approximately $15 million due to lower fixed cost absorption due to lower production, partially offset by favorable foreign exchange rates. Other factors affecting gross margin (excluding CRT) and costs are further discussed below. As a result of these factors, gross margin (excluding CRT) as a percentage of net sales decreased to 30% for the three months ended March 31, 2016, compared to 49% for the same period a year ago. Reconciliations of gross margin (excluding CRT) to gross margin, and gross margin (excluding CRT) as a percentage of net sales to gross margin as a percentage of net sales, are found on page 28.
Royalties decreased to $6.4 million for the three months ended March 31, 2016, compared to $11.3 million for the three months ended March 31, 2015 due to lower selling prices and lower production.
We incurred $37.1 million in expenses, including depreciation on brine assets, and $2.2 million in capital expenditures, for brine inflows at our Esterhazy mine during the three months ended March 31, 2016, compared to $44.0 million and $3.8 million, respectively, for the three months ended March 31, 2015. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended March 31, 2016, potash production was 2.0 million tonnes, compared to 2.5 million tonnes for the three months ended March 31, 2015. Our operating rate for potash production was 77% for the current year period. In the prior year period, our operating rate was 93% as we were rebuilding previously depleted inventory levels.
Canadian Resource Taxes
We incurred $18.3 million in Canadian resource taxes for the three months ended March 31, 2016, compared with $78.1 million in the same period a year ago. These taxes are lower due to lower profitability in the current year.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent
Net Sales	$466.8	$438.9	$27.9	6%
Cost of goods sold	455.1	418.3	36.8	9%
Gross margin	$11.7	$20.6	$(8.9)	(43)%
Gross margin as a percent of net sales	3%	5%
Gross margin per sales tonne	$9	$21
Sales volume (in thousands of metric tonnes)
Total	1,268	976	292	30%
Realized prices ($/tonne)
Average price (FOB destination)(a)	$365	$444	$(79)	(18)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	167	138	29	21%
MicroEssentials® from Mosaic	101	125	(24)	(19)%
Potash from Mosaic/Canpotex	360	249	111	45%

(a) Average price of all products sold by International Distribution.
Three months ended March 31, 2016 and 2015
The International Distribution segment’s net sales increased to $466.8 million for the three months ended March 31, 2016, from $438.9 million in the same period a year ago. The increase in net sales was primarily due to higher sales volumes that resulted in a favorable impact of approximately $130 million, partially offset by the unfavorable impact of lower selling prices of approximately $100 million.
The International Distribution segment’s sales volume increased to 1.3 million tonnes for the three months ended March 31, 2016, compared to 1.0 million tonnes in the same period a year ago, driven primarily by higher fertilizer demand for the second corn crop in Brazil as well as earlier demand into the first quarter of 2016 compared to the same period in the prior year. The overall average selling price decreased $79 per tonne to $365 per tonne in the current quarter, primarily due to low crop nutrient prices.
Total gross margin for the three months ended March 31, 2016, decreased to $11.7 million from $20.6 million in the prior year period, due to decreased average selling price as discussed above. Gross margin per tonne decreased to $9 per tonne for the three months ended March 31, 2016 from $21 per tonne for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current quarter were unfavorably impacted by unfavorable inventory positions, competitive pricing pressure and foreign currency impacts.
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

For the three months ended March 31, 2016, gross margin for Corporate, Eliminations and Other was a gain of $62.2 million, compared to a loss of $65.1 million for the same period in the prior year. The change was driven by $52.8 million in net unrealized gains in the current quarter, primarily on foreign currency derivatives, compared to a loss of $38.4 million in the prior year quarter, primarily on foreign currency derivatives. In addition, a lower elimination of profit on intersegment sales in 2016 contributed a change of approximately $36 million.
Other Income Statement Items

	Three months ended
	March 31,		2016-2015
(in millions)	2016	2015	Change	Percent
Selling, general and administrative expenses	$89.8	$100.4	$(10.6)	(11)%
Other operating (income) expense	(16.5)	0.3	(16.8)	NM
Interest (expense)	(31.8)	(34.8)	3.0	(9)%
Interest income	5.7	3.5	2.2	63%
Interest expense, net	(26.1)	(31.3)	5.2	(17)%
Foreign currency transaction gain	87.8	45.1	42.7	95%
Other income (expense)	0.6	(5.6)	6.2	NM
(Benefit from) provision for income taxes	(28.7)	30.7	(59.4)	NM
Selling, General and Administrative Expenses
For the three months ended March 31, 2016, selling, general and administrative expenses were $89.8 million, compared to $100.4 million for the three months ended March 31, 2015. The decrease is primarily due to lower incentive compensation in the current year period.
Other Operating (Income) Expense
For the three months ended March 31, 2016, we had other operating income of $16.5 million compared with other operating expense of $0.3 million for the same period in the prior year. The increase is primarily attributable to our receipt in the current year period of approximately $28 million in insurance proceeds related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014, partially offset by a use tax refund of approximately $8 million included in the prior year period.
Foreign Currency Transaction (Loss) Gain
For the three months ended March 31, 2016, we recorded foreign currency transaction gains of $87.8 million compared with gains of $45.1 million for the same period in the prior year. For the three months ended March 31, 2016, the gain was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany loans, partially offset by U.S. dollar cash held by our Canadian affiliates.
For the three months ended March 31, 2015, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, partially offset by the effect of the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

March 31, 2016	(12.7)%	$(28.7)
March 31, 2015	9.4%	30.7

Income tax benefit was $28.7 million and the effective tax rate was (12.7%) for the three months ended March 31, 2016.
For the three months ended March 31, 2016, tax expense specific to the period included a benefit of $63.9 million, which includes a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $16.5 million expense related to distributions from certain non-U.S. subsidiaries and $5.4 million of expense primarily related to changes in estimates from prior periods.
In addition to items specific to the period, for each period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.
For the three months ended March 31, 2015, tax expense specific to the period included a benefit of $28.3 million, which was primarily related to the resolution of certain state tax matters that resulted in a benefit of $18.4 million, and a reduction in the tax rate for one of our equity method investments that resulted in a benefit of $9.7 million.
Non-GAAP Reconciliation

	Three months ended March 31,
(in millions)	2016	2015
Sales	$394.2	$652.8
Gross margin	98.2	241.9
Gross margin as a percentage of net sales	24.9%	37.1%
Canadian resource taxes	18.3	78.1
Gross margin, (excluding CRT)	$116.5	$320.0
Gross margin (excluding CRT) as a percentage of net sales	29.6%	49.0%
In addition to gross margin for the Potash segment, we have presented in the Management's Analysis above, gross margin (excluding CRT), calculated as GAAP gross margin less CRT, and gross margin (excluding CRT) as a percentage of net sales, calculated as GAAP gross margin less CRT, divided by sales. Each is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a supplemental numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales is a measure of financial performance under GAAP. Because not all companies use identical calculations, investors should consider that Mosaic’s calculation may not be comparable to other similarly titled measures presented by other companies.
Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader’s ability to compare our gross margin with that of other peer companies that incur CRT expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin (excluding CRT), our management believes that our presentation of gross margin (excluding CRT) for our Potash segment affords them greater transparency in assessing our financial performance against competitors. When measuring the performance of our Potash business, our management regularly utilizes gross margin before CRT. Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales should be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.
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

The basis for our financial statement presentation, including our significant accounting estimates, is summarized in Note 2 to the Condensed Consolidated Financial Statements in this report. A detailed description of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our 10-K Report. Further information regarding our critical accounting estimates is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $1.1 billion, restricted cash to fund future obligations of $851.9 million, including the amount committed to be placed into trust funds as discussed under “EPA RCRA Initiative” in Note 9 of our Notes to Condensed Consolidated Financial Statements, long-term debt of approximately $3.8 billion, and stockholders’ equity of approximately $10.0 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our financial strength and flexibility, maintaining our assets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the three months ended March 31, 2016, we invested $235.6 million in capital expenditures and $38.5 million in an affiliate and returned cash to shareholders through share repurchases of $75 million (through the ASR as discussed in Note 12 of our Condensed Consolidated Financial Statements in this report) and cash dividends of $96.2 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At March 31, 2016, we had $1.48 billion available under our $1.5 billion credit facility.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.3 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2016. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $400 million of cash balances associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use the $400 million in cash for non-U.S. expansions and other investments outside the U.S.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended March 31, 2016 and 2015:

(in millions)	Three months ended
	March 31,		2016-2015
Cash Flow	2016	2015	Change	Percent
Net cash provided by operating activities	$265.9	$728.9	$(463.0)	(64)%
Net cash used in investing activities	(273.9)	(182.9)	(91.0)	50%
Net cash used in financing activities	(280.0)	(300.4)	20.4	(7)%
Operating Activities
During the three months ended March 31, 2016, net cash provided by operating activities decreased by $463.0 million to $265.9 million, from $728.9 million for the three months ended March 31, 2015. Our results of operations, after non-cash adjustments to net earnings, contributed $373.5 million to cash flows from operating activities during the three months ended March 31, 2016, compared to a contribution of $509.2 million as computed on the same basis for the prior year period. During the three months ended March 31, 2016, we had an unfavorable working capital change of $107.6 million from December 31, 2015, compared to a favorable change of $219.7 million during the three months ended March 31, 2015.

The change in working capital for the three months ended March 31, 2016, was primarily driven by an unfavorable impact from the change in accounts payable and accrued liabilities of $137.7 million, partially offset by a favorable impact from the change in inventories of $34.3 million. The change in accounts payable and accrued liabilities was due to the timing of payments and lower capital expenditure accruals at March 31, 2016 compared to December 31, 2015.
Investing Activities
Net cash used in investing activities was $273.9 million for the three months ended March 31, 2016, compared to $182.9 million for the same period a year ago. Included in net cash used in investing activities in the current year quarter is an investment of $38.5 million to an affiliate for the construction of two articulated tug and barge units to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 15 of our Condensed Consolidated Financial Statements in this report. In the current year period, we had capital expenditures of $235.6 million, compared to $229.5 million in the prior year period. Also, in the prior year period, we received $47.9 million related to a working capital adjustment from our acquisition of Archer Daniels Midland Company's fertilizer distribution business in Brazil and Paraguay.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016, was $280.0 million, compared to $300.4 million for the same period in the prior year. Cash used in financing activities reflected shares repurchased during the three months ended March 31, 2016, of approximately $75.0 million under our 2015 Repurchase Program, and dividends paid of $96.2 million. In the prior year period, we had higher share repurchases. In the three months ended March 31, 2016, we also had net payments of structured payables of $128.5 million compared to $73.4 million in the prior year period.
Debt Instruments, Guarantees and Related Covenants
See Note 10 to the Consolidated Financial Statements in our 10-K Report and Note 15 to our Condensed Consolidated Financial Statements in this report.
Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under "EPA RCRA Initiative", and in Note 9 to our Condensed Consolidated Financial Statements in this report.
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 15 to our Condensed Consolidated Financial Statements in this report.
Contingencies
Information regarding contingencies is hereby incorporated by reference to Note 9 to our Condensed Consolidated Financial Statements in this report.

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

•
the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of proving runs by members of Canpotex, Limited (“Canpotex”) to prove the production capacity of potash expansion projects;

•
the expected cost of MWSPC and our expected investment in it, the amount, terms, availability and sufficiency of funding for MWSPC from us, Saudi Arabian Mining Company, Saudi Basic Industries Corporation and existing or future external sources, the ability of MWSPC to obtain additional planned funding in acceptable amounts and upon acceptable terms, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, political and economic instability in the region, and in general the future success of current plans for the joint venture and any future changes in those plans;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;

•	shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

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

•	the success of our efforts to attract and retain highly qualified and motivated employees;

•	strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations;

•	brine inflows at our Esterhazy, Saskatchewan potash mine as well as potential inflows at our other shaft mines;

•	accidents involving our operations, including potential fires, explosions, seismic events, unsuccessful tailings management or releases of hazardous or volatile chemicals;

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

•
difficulties in realizing the benefits of our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc., which will commence in 2017, including the risks that the cost savings initially anticipated from the agreement may not be fully realized over its term or that the price of natural gas or the market price for ammonia during the agreement's term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 13 to the Consolidated Financial Statements in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
As of March 31, 2016 and December 31, 2015, the fair value of our major foreign currency exchange contracts was $3.1 million and ($54.0) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2016			As of December 31, 2015
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2016	2017		2016	2017
Foreign Currency Exchange Forwards
Canadian Dollar			$14.1			$(48.4)
Notional (million US$) - long Canadian dollars	$555.2	$95.8		$668.1	$78.4
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3238	1.3568		1.2873	1.3388
Foreign Currency Exchange Collars
Canadian Dollar			$0.1			$(3.8)
Notional (million US$)	$42.1	—		$63.3	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3574	—		1.3090	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.2580	—		1.2219	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$(7.5)			$(1.3)
Notional (million US$) - short Brazilian real	$185.1	$—		$211.3	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.8747	—		3.9130	—
Notional (million US$) - long Brazilian real	$54.4	$5.2		$59.5	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.0638	4.2104		3.6386	—
Indian Rupee			$(3.8)			$(0.5)
Notional (million US$) - short Indian rupee	$135.5	$—		$136.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	68.7062	—		67.0696	—
Chinese Renminbi			0.2			—
Notional (million US$) - short Renminbi	$11.0	—		—	—
Weighted Average Rate - Chinese Renminbi to U.S. Dollar	6.6042	—		—	—	$—
Total Fair Value			$3.1			$(54.0)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2016 and December 31, 2015, the fair value of our natural gas commodities contracts was $(20.5) million and $(16.3) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2016			As of December 31, 2015
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2016	2017	Fair Value	2016	2017	Fair Value
Natural Gas Swaps			$(20.5)			$(16.3)
Notional (million MMBtu) - long	16.4	8.9		23.5	8.9
Weighted Average Rate (US$/MMBtu)	$2.83	$2.81		$2.76	$2.75
Total Fair Value			$(20.5)			$(16.3)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2016.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 9 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceeding in addition to those described in Note 9 of our Condensed Consolidated Financial Statements in this report:

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
The following table sets forth information with respect to shares of our Common Stock that we purchased under the 2015 Repurchase Program during the quarter ended March 31, 2016:

Issuer Repurchases of Equity Securities(a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value that may be yet purchased under the program(a)
Common Stock
January 1, 2016 - January 31, 2016..............	—	—	—	$925,067,864
February 1, 2016 - February 29, 2016............	2,561,912	(a)	2,561,912	$850,067,864
March 1, 2016 - March 31, 2016................	204,646	(a)	204,646	$850,067,864
Total.................................	2,766,558	$27.11	2,766,558	$850,067,864
(a) On May 14, 2015, we announced the 2015 Repurchase Program to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. In February 2016, under the 2015 Repurchase Program, Mosaic entered into an accelerated share repurchase program (the "2016 ASR") to repurchase shares of our Common Stock for a payment of $75 million. In connection with the 2016 ASR, Mosaic received an initial delivery of 2,561,912 shares of Common Stock. We received an additional 204,646 shares upon closing of the transaction on March 23, 2016, bringing the total shares received under the 2016 ASR to 2,766,558 shares. The final average price per share was $27.11.
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
Anthony T. Brausen
Senior Vice President – Finance and Chief
Accounting Officer (on behalf of the registrant and as principal accounting officer)

May 4, 2016

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.ii	Amended and Restated Bylaws	Exhibit 3.1 to Current Report on Form 8-K of Mosaic dated March 3, 2016 and filed on March 4, 2016
10.iii.a	Form of Non-Qualified Stock Option under The Mosaic Company 2014 Stock and Incentive Plan (the "2014 Plan"), approved March 2, 2016		X

10.iii.b	Form of Executive TSR Performance Unit Award Agreement under the 2014 Plan, approved March 2, 2016		X

10.iii.c	Form of Executive ROIC Performance Unit Award Agreement under the 2014 Plan, approved March 2, 2016		X
10.iii.d	Form of Employee ROIC Performance Unit Award Agreement under the 2014 Plan, approved March 2, 2016		X
10.iii.e	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Plan, approved March 2, 2016		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1