Form 10-Q
period 2016-06-30
MOSAIC CO
filed 2016-08-02
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 350,195,002 shares of Common Stock as of July 28, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,674.6	$2,487.5	$3,348.5	$4,626.6
Cost of goods sold	1,520.6	1,879.6	2,957.8	3,599.5
Gross margin	154.0	607.9	390.7	1,027.1
Selling, general and administrative expenses	72.9	89.3	162.7	189.8
Other operating expense	68.8	8.6	52.3	8.8
Operating earnings	12.3	510.0	175.7	828.5
Interest expense, net	(33.5)	(23.5)	(59.7)	(54.8)
Foreign currency transaction gain (loss)	14.7	(16.0)	102.6	29.1
Other expense	(0.7)	(7.8)	(0.2)	(13.4)
Earnings (loss) from consolidated companies before income taxes	(7.2)	462.7	218.4	789.4
Provision for (benefit from) income taxes	(9.8)	72.6	(38.5)	103.3
Earnings (loss) from consolidated companies	2.6	390.1	256.9	686.1
Equity in net earnings (loss) of nonconsolidated companies	(13.7)	0.9	(11.0)	(0.5)
Net earnings (loss) including noncontrolling interests	(11.1)	391.0	245.9	685.6
Less: Net earnings (loss) attributable to noncontrolling interests	(0.9)	0.4	(0.8)	0.2
Net earnings (loss) attributable to Mosaic	$(10.2)	$390.6	$246.7	$685.4
Basic net earnings (loss) per share attributable to Mosaic	$(0.03)	$1.08	$0.70	$1.89
Basic weighted average number of shares outstanding	349.8	361.3	350.6	363.6
Diluted net earnings (loss) per share attributable to Mosaic	$(0.03)	$1.08	$0.70	$1.88
Diluted weighted average number of shares outstanding	349.8	363.3	351.8	365.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings (loss) including noncontrolling interest	$(11.1)	$391.0	$245.9	$685.6
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	56.4	139.7	322.4	(476.4)
Net actuarial gain and prior service cost, net of tax	1.7	1.9	3.3	5.2
Amortization of loss on interest rate swap, net of tax	0.4	0.6	1.3	1.3
Other comprehensive income (loss)	58.5	142.2	327.0	(469.9)
Comprehensive income (loss)	47.4	533.2	572.9	215.7
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.4	0.8	1.6	(2.0)
Comprehensive income attributable to Mosaic	$47.0	$532.4	$571.3	$217.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$1,059.3	$1,276.3
Receivables, net	399.6	675.0
Inventories	1,702.1	1,563.5
Other current assets	631.5	628.6
Total current assets	3,792.5	4,143.4
Property, plant and equipment, net of accumulated depreciation of $5,468.3 million and $4,633.4 million, respectively	9,197.5	8,721.0
Investments in nonconsolidated companies	1,043.7	980.5
Goodwill	1,667.5	1,595.3
Deferred income taxes	726.5	691.9
Other assets	1,257.1	1,257.4
Total assets	$17,684.8	$17,389.5
Liabilities and Equity
Current liabilities:
Short-term debt	$54.0	$25.5
Current maturities of long-term debt	42.3	41.7
Structured accounts payable arrangements	195.5	481.7
Accounts payable	622.6	520.6
Accrued liabilities	988.3	977.5
Total current liabilities	1,902.7	2,047.0
Long-term debt, less current maturities	3,772.6	3,769.5
Deferred income taxes	1,069.6	977.4
Other noncurrent liabilities	945.7	1,030.6
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A Common Stock, $0.01 par value, none authorized, issued and outstanding as of June 30, 2016, 194,203,987 shares authorized, none issued and outstanding as of December 31, 2015	—	—
Class B Common Stock, $0.01 par value, none authorized, issued, and outstanding as of June 30, 2016, 87,008,602 shares authorized, none issued and outstanding as of December 31, 2015	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 387,875,113 shares issued and 349,926,264 shares outstanding as of June 30, 2016, 387,697,547 shares issued and 352,515,256 shares outstanding as of December 31, 2015	3.5	3.5
Capital in excess of par value	19.5	6.4
Retained earnings	11,103.0	11,014.8
Accumulated other comprehensive income (loss)	(1,168.3)	(1,492.9)
Total Mosaic stockholders' equity	9,957.7	9,531.8
Noncontrolling interests	36.5	33.2
Total equity	9,994.2	9,565.0
Total liabilities and equity	$17,684.8	$17,389.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$245.9	$685.6
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	373.0	373.9
Deferred and other income taxes	(69.8)	0.5
Equity in net earnings (loss) of nonconsolidated companies, net of dividends	27.4	24.0
Accretion expense for asset retirement obligations	19.8	15.5
Share-based compensation expense	22.3	33.9
Loss on write-down of long-lived asset	47.0	—
Unrealized (gain) loss on derivatives	(91.3)	13.9
Other	6.2	15.3
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	257.0	45.3
Inventories	(36.6)	30.6
Other current and noncurrent assets	17.3	(151.1)
Accounts payable and accrued liabilities	11.1	240.8
Other noncurrent liabilities	19.8	4.0
Net cash provided by operating activities	849.1	1,332.2
Cash Flows from Investing Activities:
Capital expenditures	(437.3)	(456.9)
Proceeds from adjustment to acquisition of business	—	47.9
Investments in nonconsolidated companies	(100.0)	(125.0)
Investments in affiliate	(90.0)	—
Other	(3.1)	7.7
Net cash used in investing activities	(630.4)	(526.3)
Cash Flows from Financing Activities:
Payments of short-term debt	(173.7)	(144.8)
Proceeds from issuance of short-term debt	202.7	158.5
Payments of structured accounts payable arrangements	(494.6)	(242.1)
Proceeds from structured accounts payable arrangements	206.0	148.5
Payments of long-term debt	(1.8)	(2.4)
Proceeds from issuance of long-term debt	—	3.8
Proceeds from settlement of swaps	4.2	—
Proceeds from stock option exercises	2.6	4.2
Repurchases of stock	(75.0)	(634.5)
Cash dividends paid	(192.4)	(189.5)
Other	(0.5)	0.5
Net cash used in financing activities	(522.5)	(897.8)
Effect of exchange rate changes on cash	86.8	(72.8)
Net change in cash and cash equivalents	(217.0)	(164.7)
Cash and cash equivalents - December 31	1,276.3	2,374.6
Cash and cash equivalents - June 30	$1,059.3	$2,209.9

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $18.5 and $17.7 for the six months ended June 30, 2016 and 2015, respectively)	$63.1	$63.3
Income taxes (net of refunds)	25.5	138.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	1,000.4	(1,019.2)	(3.5)	(22.3)
Stock option exercises	0.6	—	5.3	—	—	—	5.3
Stock based compensation	—	—	27.9	—	—	—	27.9
Repurchases of stock	(15.6)	(0.2)	(30.2)	(667.9)	—	—	(698.3)
Dividends ($1.075 per share)	—	—	—	(486.6)	—	—	(486.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Equity from noncontrolling interests	—	—	—	—	—	20.0	20.0
Tax shortfall related to share based compensation	—	—	(0.8)	—	—	—	(0.8)
Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
Total comprehensive income (loss)	—	—	—	246.7	324.6	1.6	572.9
Stock option exercises	0.2	—	2.6	—	—	—	2.6
Stock based compensation	—	—	20.0	—	—	—	20.0
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends ($0.275 per share)	—	—	—	(93.0)	—	—	(93.0)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Equity from noncontrolling interests	—	—	—	—	—	2.2	2.2
Balance as of June 30, 2016	349.9	$3.5	$19.5	$11,103.0	$(1,168.3)	$36.5	$9,994.2

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
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("GAAP") can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 (the "10-K Report"). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic, its majority owned subsidiaries, and certain variable interest entities in which Mosaic is the primary beneficiary. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.

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
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At June 30, 2016 and December 31, 2015, these structured accounts payable arrangement liabilities were $195.5 million and $481.7 million, respectively.
We have corrected the presentation of certain previously-reported balances related to the structured accounts payable arrangements in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The error resulted in an understatement of net cash provided by operating activities and a corresponding understatement of net cash used in financing activities of $93.6 million for the six months ended June 30, 2015. We evaluated the effects of these errors in the previously issued consolidated financial statements for both the annual and interim periods of the prior years and concluded, based on the relevant quantitative and qualitative factors that the errors were not material, individually or in the aggregate, in relation to the consolidated financial statements taken as a whole.
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
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classifications on the statement of cash flows, and accounting for forfeitures. The guidance is effective for us beginning January 1, 2017, and early application is permitted. We adopted this standard in the second quarter of 2016 with an effective date of January 1, 2016. The effect of this adoption was not significant to our consolidated balance sheet, statements of earnings or statements of cash flows.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2016	December 31, 2015

Other current assets
Final price deferred(a)	$119.6	$175.6
Income and other taxes receivable	244.4	249.4
Prepaid expenses	142.6	123.1
Other	124.9	80.5
	$631.5	$628.6

Other assets
MRO inventory	$115.8	$118.1
Restricted cash(b)	857.5	851.4
Other	283.8	287.9
	$1,257.1	$1,257.4

Accrued liabilities
Non-income taxes	$37.6	$24.9
Payroll and employee benefits	135.3	162.9
Asset retirement obligations	107.0	91.9
Customer prepayments	360.5	121.2
Future capital commitment(c)	120.0	120.0
Other	227.9	456.6
	$988.3	$977.5

Other noncurrent liabilities
Asset retirement obligations	$727.2	$749.7
Accrued pension and postretirement benefits	65.8	69.6
Unrecognized tax benefits	25.9	79.2
Other	126.8	132.1
	$945.7	$1,030.6
(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.
(b) Included in restricted cash, as of June 30, 2016 and December 31, 2015, is $630 million that is committed to be placed in trust following the effectiveness of the consent decrees discussed under "EPA RCRA Initiative" in Note 9 of our Notes to Condensed Consolidated Financial Statements, as financial assurance to support certain estimated future asset retirement obligations.
(c) This amount was paid on July 1, 2016.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings (loss) attributable to Mosaic	$(10.2)	$390.6	$246.7	$685.4
Basic weighted average number of shares outstanding	349.8	361.3	350.6	363.6
Dilutive impact of share-based awards	—	2.0	1.2	1.9
Diluted weighted average number of shares outstanding	349.8	363.3	351.8	365.5
Basic net earnings (loss) per share attributable to Mosaic	$(0.03)	$1.08	$0.70	$1.89
Diluted net earnings (loss) per share attributable to Mosaic	$(0.03)	$1.08	$0.70	$1.88
A total of 4.1 million and 3.1 million shares of Common Stock subject to issuance upon exercise of stock options for the three and six months ended June 30, 2016 and 1.3 million shares for the three and six months ended June 30, 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
6. Income Taxes
During the six months ended June 30, 2016, gross unrecognized tax benefits decreased by $75.6 million to $23.0 million as a result of the resolution of audit activity. If recognized, approximately $7.0 million of the $23.0 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $1.5 million and $17.1 million as of June 30, 2016 and December 31, 2015, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended June 30, 2016, tax expense specific to the period included an expense of $4.8 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the six months ended June 30, 2016, tax expense specific to the period included a benefit of $59.1 million, which includes a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $20.5 million expense related to distributions from certain non-U.S. subsidiaries and $6.2 million of expense primarily related to changes in estimates from prior periods.
For the three and six months ended June 30, 2016, our income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion when compared to the three and six months ended June 30, 2015. In addition, for the three months ended June 30, 2016, the benefit from income taxes was favorably impacted by approximately $14 million from the cumulative adjustment resulting from the change in our estimated annual tax rate.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015

Raw materials	$43.4	$68.1
Work in process	387.1	435.9
Finished goods	1,193.2	991.0
Operating materials and supplies	78.4	68.5
	$1,702.1	$1,563.5
8. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2015	$492.4	$984.7	$118.2	$1,595.3
Foreign currency translation	—	64.8	7.4	72.2
Balance as of June 30, 2016	$492.4	$1,049.5	$125.6	$1,667.5
We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. We continue to monitor events and circumstances in 2016 and we do not believe there has been a triggering event that would indicate it is more likely than not that a goodwill impairment loss has been incurred, although declining selling prices and forecasted selling prices have likely reduced the excess fair value in certain reporting units.
9. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $23.6 million and $25.6 million as of June 30, 2016 and December 31, 2015, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
EPA RCRA Initiative. In 2003, the U.S. Environmental Protection Agency ("EPA") Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act ("RCRA") and related state

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We received Notices of Violation ("NOVs") from EPA related to the handling of hazardous waste at our Riverview (September 2005), New Wales (October 2005), Mulberry (June 2006), Green Bay (August 2006) and Bartow (September 2006) facilities in Florida. EPA issued similar NOVs to our competitors, including with respect to the Plant City facility acquired in our March 2014 acquisition of the Florida phosphate assets and assumption of certain liabilities (the "CF Phosphate Assets Acquisition") of CF Industries, Inc. ("CF"), and referred the NOVs to the U.S. Department of Justice ("DOJ") for further enforcement.
Following negotiations with the DOJ, EPA and state agencies, on September 30, 2015, we and our wholly owned subsidiary, Mosaic Fertilizer, LLC, reached agreements with EPA, the DOJ, the Florida Department of Environmental Protection ("FDEP") and the Louisiana Department of Environmental Quality (the "LDEQ") on the terms of two consent decrees to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. The consent decrees do not cover the Plant City, Florida phosphate concentrates facility that we acquired as part of the CF Phosphate Assets Acquisition (the "Plant City Facility"). As discussed below, a separate consent decree was previously entered into with EPA and the FDEP with respect to RCRA compliance at Plant City.
The consent decree relating to our Louisiana facilities was entered by the United States District Court for the Eastern District of Louisiana on July 6, 2016, in substantially the form lodged on September 30, 2015.  Upon the entry by the United States District Court for the Middle District of Florida of the consent decree relating to our Florida facilities, both consent decrees (collectively, the “2015 Consent Decrees”) will become effective.  Under the 2015 Consent Decrees we have agreed to the following:

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

•
Provision of additional financial assurance for the estimated costs of closure and long term care ("Gypstack Closure Costs") of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated asset retirement obligations ("ARO"), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2015, the undiscounted amount of our Gypstack Closure Costs ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $535 million. Following the effectiveness of the 2015 Consent Decrees, we will deposit cash, in the total amount of $630 million, into two trust funds which are expected to increase over time with reinvestment of earnings. The amount to be deposited corresponds to a material portion of our estimated Gypstack Closure Costs ARO. At December 31, 2015 and June 30, 2016, amounts to be held in such trust funds (including reinvested earnings) are classified as restricted cash and are included in other assets

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on our Condensed Consolidated Balance Sheets. We will also issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.
In light of the amount of restricted cash referenced above, together with our operating cash flows, liquidity and capital resources, we believe that we have sufficient liquidity and capital resources to be able to fund the capital expenditures, financial assurance requirements and civil penalties provided for in the 2015 Consent Decrees.
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations (the “Florida Financial Assurance Requirement”) that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our updated closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 and an additional $1.7 million was deposited in the third quarter of 2015 to correspond to that site's then estimated Gypstack Closure Costs. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We deposited an additional $3 million in the Bonnie Facility Trust in the second quarter of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the amounts held in the Plant City Trust or the Bonnie Facility Trust. We are also permitted to satisfy our financial assurance obligations with respect to the Bonnie and Plant City Facilities by means of alternative credit support, including surety bonds or letters of credit.
At June 30, 2016, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $92.0 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the AROs included in our Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition, we also assumed ARO related to land reclamation.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the “CF NOV”) with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in that NOV. We are negotiating the terms of a settlement with EPA that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  Based on the current status of the negotiations, we expect that our commitments will include an agreement to reduce our sulfur dioxide emissions over the next five years to comply with a sulfur dioxide ambient air quality standard enacted by EPA in 2010. In the event we are unable to finalize agreement on the terms of the settlement, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to “New Source Review” compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the CF NOV.
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
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff's current patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff's remaining patent claims and allowed them to stand. Shell appealed

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the PTO’s decision, and on June 7, 2016, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a final decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid.  Although appeal to the United States Court of Appeals for the Federal Circuit remains available to the plaintiff, the PTO decision, if sustained, would result in no remaining claims against us. Although no Federal Circuit appeal has yet been filed, such an appeal may occur, resulting in further delays. The stay in the Missouri District Court litigation is expected to remain in place during further PTO and any appellate proceedings.
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
10. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency and commodity derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of June 30, 2016 and December 31, 2015, the gross asset position of our derivative instruments was $35.6 million and $6.8 million, respectively, and the gross liability position of our liability instruments was $18.0 million and $79.3 million, respectively.
 Unrealized gains and (losses) on foreign currency exchange contracts used to hedge cash flows related to the production of our products are included in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains and (losses) on commodities contracts are also recorded in cost of goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain/(loss) caption in the Condensed Consolidated Statements of Earnings.
As of June 30, 2016 and December 31, 2015, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2016	December 31, 2015
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	901.6	1,230.6
Interest rate derivatives	Interest rate	US Dollars	—	175.0
Natural gas derivatives	Commodity	MMbtu	18.9	32.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2016 and December 31, 2015, was $5.6 million and $53.4 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016, we would have been required to post $4.3 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
11. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2016 and December 31, 2015, the gross asset position of our foreign currency derivative instruments was $33.3 million and $5.7 million, respectively, and the gross liability position of our foreign currency derivative instruments was $11.5 million and $59.6 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2016 and December 31, 2015, the gross asset position of our commodity derivative instruments was $2.3 million and $1.0 million, respectively, and the gross liability position of our commodity instruments was $5.0 million and $16.7 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,059.3	$1,059.3	$1,276.3	$1,276.3
Receivables, net	399.6	399.6	675.0	675.0
Accounts payable	622.6	622.6	520.6	520.6
Structured accounts payable arrangements	195.5	195.5	481.7	481.7
Short-term debt	54.0	54.0	25.5	25.5
Long-term debt, including current portion	3,814.9	4,107.6	3,811.2	3,860.4
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
12. Share Repurchases
In February of 2014, our Board of Directors authorized a $1 billion share repurchase program ("2014 Repurchase Program"), allowing the Company to repurchase Class A Shares or shares of our Common Stock ("Common Stock"), through direct buybacks or in open market transactions. During the six months ended June 30, 2015, under the 2014 Repurchase Program, 2,560,277 shares of Common Stock were repurchased in the open market for an aggregate of approximately $123.3 million. In total, 18,339,060 shares of stock were repurchased under the 2014 Repurchase program for an aggregate total of $850.6 million. The remaining authorized amount of $149.4 million was terminated in connection with the authorization of the 2015 Repurchase Program discussed below.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2016, 15,765,025 shares of Common Stock have been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million, bringing the remaining amount that could be repurchased under this program to $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
13. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of June 30, 2016 and December 31, 2015, the net amount due to our non-consolidated companies totaled $118.5 million and $26.4 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Transactions with non-consolidated companies included in net sales	$141.2	$358.2	$288.4	$622.1
Transactions with non-consolidated companies included in cost of goods sold	208.6	368.2	327.5	480.9
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and six months ended June 30, 2016 and 2015 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended June 30, 2016
Net sales to external customers	$678.7	$454.2	$533.6	$8.1	$1,674.6
Intersegment net sales(a)	297.2	2.7	0.3	(300.2)	—
Net sales	975.9	456.9	533.9	(292.1)	1,674.6
Gross margin(a)	100.4	53.0	4.7	(4.1)	154.0
Canadian resource taxes	—	38.1	—	—	38.1
Gross margin (excluding Canadian resource taxes)	100.4	91.1	4.7	(4.1)	192.1
Operating earnings (loss)	11.8	18.3	(11.0)	(6.8)	12.3
Depreciation, depletion and amortization expense	101.4	79.1	3.8	5.0	189.3
Capital expenditures	90.3	98.4	6.6	6.4	201.7

Three months ended June 30, 2015
Net sales to external customers	$1,111.1	$727.4	$637.0	$12.0	$2,487.5
Intersegment net sales(a)	273.9	2.8	0.4	(277.1)	—
Net sales	1,385.0	730.2	637.4	(265.1)	2,487.5
Gross margin(a)	295.9	295.0	28.5	(11.5)	607.9
Canadian resource taxes	—	54.9	—	—	54.9
Gross margin (excluding Canadian resource taxes)	295.9	349.9	28.5	(11.5)	662.8
Operating earnings (loss)	259.4	258.8	7.7	(15.9)	510.0
Depreciation, depletion and amortization expense	98.5	81.7	4.6	6.3	191.1
Capital expenditures	117.6	88.0	16.5	5.3	227.4

Six months ended June 30, 2016
Net sales to external customers	$1,485.7	$845.3	$1,000.2	$17.3	$3,348.5
Intersegment net sales(a)	399.7	5.8	0.5	(406.0)	—
Net sales	1,885.4	851.1	1,000.7	(388.7)	3,348.5
Gross margin(a)	165.0	151.1	16.5	58.1	390.7
Canadian resource taxes	—	56.4	—	—	56.4
Gross margin (excluding Canadian resource taxes)	165.0	207.5	16.5	58.1	447.1
Operating earnings (loss)	29.5	104.1	(15.4)	57.5	175.7
Depreciation, depletion and amortization expense	200.1	155.1	7.3	10.5	373.0
Capital expenditures	201.9	211.1	11.9	12.4	437.3

Six months ended June 30, 2015
Net sales to external customers	$2,151.7	$1,379.8	$1,075.4	$19.7	$4,626.6
Intersegment net sales(a)	405.6	3.2	0.9	(409.7)	—
Net sales	2,557.3	1,383.0	1,076.3	(390.0)	4,626.6
Gross margin(a)	517.6	536.9	49.0	(76.4)	1,027.1
Canadian resource taxes	—	133.0	—	—	133.0
Gross margin (excluding Canadian resource taxes)	517.6	669.9	49.0	(76.4)	1,160.1
Operating earnings (loss)	449.8	463.0	10.6	(94.9)	828.5
Depreciation, depletion and amortization expense	192.7	161.0	7.4	12.8	373.9
Capital expenditures	246.4	182.7	20.3	7.5	456.9
Total Assets
As of June 30, 2016	$8,118.3	$8,933.7	$1,734.2	$(1,101.4)	$17,684.8
As of December 31, 2015	8,369.8	8,363.9	1,695.6	(1,039.8)	17,389.5

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. During the three and six months ended June 30, 2015 these transactions had the effect of increasing Phosphate segment revenues and gross margin by $75.0 million and $21.4 million, respectively. There were no intersegment sales of this type outstanding at June 30, 2016. Revenues and cost of goods sold on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.

15. Guarantee
Guarantee of Payments
Mosaic has entered into an agreement (as amended to date, the “Bridge Loan”) to provide bridge funding to Gulf Marine Solutions, LLC (“GMS”) to finance the purchase and construction of two articulated tug and barge units (the “ATBs”) intended to transport anhydrous ammonia, primarily for Mosaic’s operations. In May 2015, the parties agreed to increase the Bridge Loan from $75 million to $185 million. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which Mosaic owns a 50% equity interest and which is operated by Mosaic’s joint venture partner. Mosaic’s joint venture partner is arranging for construction of the ATBs, utilizing funds borrowed from GMS, and will enter into a long-term transportation contract with a subsidiary of Mosaic to transport anhydrous ammonia. During the quarter ended June 30, 2016, at Mosaic's instruction, Mosaic's joint venture partner notified the barge builder of its election under the construction contract to cancel construction of the second barge unit, resulting in a charge of $47 million during the quarter ended June 30, 2016, which is included in other operating expense. Construction of the first barge unit and the two tugs will continue as planned. At June 30, 2016, $97.0 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $51.8 million for the ATB project, which are included in long-term debt in our Condensed Consolidated Balance Sheets. These loans obtained by GMS were in turn lent to Mosaic’s joint venture partner for use in constructing the ATBs. The parties are seeking third-party financing for the ATB project, with proceeds to be utilized to repay outstanding Bridge Loans and loans from Gulf Sulphur Services. In connection with the ATB project, Mosaic has also agreed to guarantee up to $100 million of payment obligations to the barge builder. The guarantee will remain in effect until final payment under the construction agreement.
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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30,		2016-2015		June 30,		2016-2015
(in millions, except per share data)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net sales	$1,674.6	$2,487.5	$(812.9)	(33)%	$3,348.5	$4,626.6	$(1,278.1)	(28)%
Cost of goods sold	1,520.6	1,879.6	(359.0)	(19)%	2,957.8	3,599.5	(641.7)	(18)%
Gross margin	154.0	607.9	(453.9)	(75)%	390.7	1,027.1	(636.4)	(62)%
Gross margin percentage	9%	24%			12%	22%
Selling, general and administrative expenses	72.9	89.3	(16.4)	(18)%	162.7	189.8	(27.1)	(14)%
Other operating expense	68.8	8.6	60.2	NM	52.3	8.8	43.5	NM
Operating earnings	12.3	510.0	(497.7)	(98)%	175.7	828.5	(652.8)	(79)%
Interest expense, net	(33.5)	(23.5)	(10.0)	43%	(59.7)	(54.8)	(4.9)	9%
Foreign currency transaction gain (loss)	14.7	(16.0)	30.7	NM	102.6	29.1	73.5	NM
Other expense	(0.7)	(7.8)	7.1	(91)%	(0.2)	(13.4)	13.2	(99)%
Earnings (loss) from consolidated companies before income taxes	(7.2)	462.7	(469.9)	NM	218.4	789.4	(571.0)	(72)%
Provision for (benefit from) income taxes	(9.8)	72.6	(82.4)	NM	(38.5)	103.3	(141.8)	NM
Earnings (loss) from consolidated companies	2.6	390.1	(387.5)	(99)%	256.9	686.1	(429.2)	(63)%
Equity in net earnings (loss) of nonconsolidated companies	(13.7)	0.9	(14.6)	NM	(11.0)	(0.5)	(10.5)	NM
Net earnings (loss) including noncontrolling interests	(11.1)	391.0	(402.1)	NM	245.9	685.6	(439.7)	(64)%
Less: Net earnings (loss) attributable to noncontrolling interests	(0.9)	0.4	(1.3)	NM	(0.8)	0.2	(1.0)	NM
Net earnings (loss) attributable to Mosaic	$(10.2)	$390.6	$(400.8)	NM	$246.7	$685.4	$(438.7)	(64)%
Diluted net earnings (loss) per share attributable to Mosaic	$(0.03)	$1.08	$(1.11)	NM	$0.70	$1.88	$(1.18)	(63)%
Diluted weighted average number of shares outstanding	349.8	363.3			351.8	365.5

Overview of Consolidated Results for the three months ended June 30, 2016 and 2015
Net sales decreased to $1.7 billion for the three months ended June 30, 2016, compared to $2.5 billion in the prior year period. Net loss attributable to Mosaic for the three months ended June 30, 2016 was $(10.2) million, or $(0.03) per diluted share, compared to net earnings of $390.6 million, or $1.08 per diluted share, for the year ago period. Reflected in current period results are the impacts of actions we have taken to lower spending on capital projects and reduce expenses, including a loss on the write-off of construction in process of approximately $47 million, or $(0.12) per diluted share, the write-off of a capital project at one of our equity investments, of which our share was approximately $24 million, or $16 million after tax and $(0.05) per diluted share, and restructuring expenses of $11 million, or $(0.03) per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our net sales and operating results for the three months ended June 30, 2016 were negatively impacted by a significant decline in phosphates average selling prices and a decrease in sales volumes compared to the same period in the prior year. Phosphates average selling prices in the current year period were unfavorably impacted by cautious purchasing behavior as North American customers signaled an unwillingness to carry inventory following the spring season, and increased competitors' shipments into North America and Brazil. Current period selling prices were also influenced by lower raw material prices in the current year period. In addition, sales volumes were negatively impacted by the cautious purchasing behavior in North America and lower exports to third parties as we chose not to match aggressive pricing by other global producers.
Net sales and operating results were also unfavorably impacted by significantly lower potash average selling prices and sales volumes in the current year period compared to the same period in the prior year. In 2016, potash average selling prices have been negatively impacted by lower prices primarily the result of a strong U.S. dollar, which has impacted the global competitive environment. Delays in settlement of the Chinese potash contract have also added pressure on potash selling prices. Despite strong demand for potash in North America and Brazil in the quarter ended June 30, 2016, overall potash sales volumes decreased compared to the prior year period due to the delay in settlement of the China contract, which impacted the timing of sales to major contract markets.
We continued to see additional declines in potash and phosphate average selling prices in the third quarter of 2016.
Other Highlights
During the three months ended June 30, 2016:

•	We continued to execute against our cost saving initiatives in ways that are positively impacting financial results.

◦	We are on track to meet the goal we set three years ago to achieve $500 million in cost savings by the end of 2018.

◦	We are targeting an additional $75 million in savings in our support functions and expect to realize most of these savings in 2017.

◦	We are managing our capital through reducing or eliminating certain capital spending as noted above.

◦
Subsequent to quarter-end, on July 13, 2016, we announced that we will idle our Colonsay, Saskatchewan potash mine for the remainder of 2016 in light of reduced customer demand while adapting to challenging potash market conditions. Our lower-cost Esterhazy and Belle Plaine mines, in combination with current inventory, will allow us to meet our short-term potash supply needs.

•
We made an equity contribution of $100 million to the Ma'aden Wa'ad Al Shamal Joint Venture. We estimate the cost to develop and construct the integrated phosphate production facilities to be approximately $8 billion. We and our joint venture partners expect the remaining amount to be funded through external debt facilities and investments by the joint venture members.

•	Our Esterhazy K3 mine development remained on track to start producing ore in 2017.

•	We recorded a foreign currency transaction gain of $14.7 million, or $0.04 per diluted share, compared with a loss of $16.0 million, or ($0.04) per diluted share, in the prior year period.

•
We recorded unrealized mark-to-market gains on derivatives of $29.8 million, or $0.08 per diluted share, compared with gains of $27.2 million, or $0.06 per diluted share, in the same period a year ago.

Subsequent to the quarter end we made an equity contribution of $120 million to the Ma'aden Wa'ad Al Shamal Joint Venture.
During the three months ended June 30, 2015:

•
Our Board of Directors approved, on May 14, 2015, a new share repurchase authorization in the amount of $1.5 billion, allowing Mosaic to repurchase shares of our Common Stock, through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise (the "2015 Repurchase Program"). The 2015 Repurchase Program has no set expiration date. In connection with the authorization of the 2015 Repurchase Program, the remaining amount of $149.4 million under our $1 billion share repurchase program authorized in February 2014 (the "2014 Repurchase Program") was terminated.

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
Overview of Consolidated Results for the six months ended June 30, 2016 and 2015
Net earnings attributable to Mosaic for the six months ended June 30, 2016 were $246.7 million, or $0.70 per diluted share, compared to $685.4 million, or $1.88 per diluted share, for the same period a year ago. Net earnings for the six months ended June 30, 2016, included the items discussed above and discrete income tax benefits of $59 million, or $0.17 per diluted share. Included in net earnings for the six months ended June 30, 2015 are discrete income tax benefits of $38 million, or $0.10 per diluted share.
Results for the six months ended June 30, 2016 and 2015 reflected the factors discussed above for the three months ended June 30, 2016 and 2015, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Lower phosphates average selling prices and sales volumes, partially offset by lower raw material costs, negatively impacted operating earnings for the six months ended June 30, 2016, compared to the same period in the prior year. Selling prices were impacted by cautious purchasing behavior and lower raw material costs as discussed above and increased pricing pressure from other global producers. Sales volumes were impacted by cautious behavior as discussed above.
Operating earnings for the six months ended June 30, 2016, were also unfavorably impacted by lower potash selling prices and sales volumes, when compared to the same period in the prior year. Lower potash average selling prices were driven by the reasons mentioned above in the three-month period discussion as well as increased supply from other North American producers in the first quarter of 2016. Potash sales volumes decreased in the current year compared to the same period of the prior year due to a decline in international sales volumes primarily due to the delay in settling the China contract as discussed above. This was partially offset by strong demand in North America driven by a strong spring application season.
Other noteworthy matters during the six months ended June 30, 2016 included:

•
We entered into an accelerated share repurchase transaction in February 2016 (the "2016 ASR") to repurchase shares of our Common Stock for a payment of $75 million under the 2015 Repurchase Program. The 2016 ASR was settled on March 29, 2016 and we received a total of 2,766,558 shares of Common Stock. The final average price per share was $27.11.

•	We received insurance proceeds of $28 million related to the collapse of a warehouse roof at our Carlsbad, New Mexico location in 2014, which are included in other operating income.

•	We recorded a foreign currency transaction gain of $102.6 million, or $0.26 per diluted share, compared with a gain of $29.1 million, or $0.06 per diluted share, in the prior year period.

•
We recorded unrealized mark-to-market gains on derivatives of $82.6 million, or $0.21 per diluted share, compared with a loss of $11.2 million, or $(0.02) per diluted share, in the same period a year ago.

During the six months ended June 30, 2015:

•	Our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, which was effective in May 2015.

•
During the first six months of 2015, we completed the integration of our December 2014 purchase of Archer Daniels Midland Company's ("ADM") fertilizer distribution business and working capital in Brazil and Paraguay (the "ADM Acquisition").

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2016-2015		June 30,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net sales:
North America	$475.8	$704.5	$(228.7)	(32)%	$1,073.4	$1,387.6	$(314.2)	(23)%
International	500.1	680.5	(180.4)	(27)%	812.0	1,169.7	(357.7)	(31)%
Total	975.9	1,385.0	(409.1)	(30)%	1,885.4	2,557.3	(671.9)	(26)%
Cost of goods sold	875.5	1,089.1	(213.6)	(20)%	1,720.4	2,039.7	(319.3)	(16)%
Gross margin	$100.4	$295.9	$(195.5)	(66)%	$165.0	$517.6	$(352.6)	(68)%
Gross margin as a percentage of net sales	10%	21%			9%	20%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	738	895	(157)	(18)%	1,689	1,846	(157)	(9)%
International - DAP/MAP (a)(b)	1,022	1,224	(202)	(17)%	1,678	1,978	(300)	(15)%
MicroEssentials® (b)	567	516	51	10%	1,036	956	80	8%
Feed and Other (b)	122	153	(31)	(20)%	252	304	(52)	(17)%
Total Phosphates Segment Tonnes	2,449	2,788	(339)	(12)%	4,655	5,084	(429)	(8)%
Average selling price per tonne:
DAP (FOB plant)	$343	$450	$(107)	(24)%	$349	$454	$(105)	(23)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$320	$417	$(97)	(23)%	$343	$463	$(120)	(26)%
Sulfur (long ton)	112	161	(49)	(30)%	121	154	(33)	(21)%
Blended rock (metric tonne)	65	61	4	7%	62	61	1	2%
Production volume (in thousands of metric tonnes)	2,391	2,504	(113)	(5)%	4,596	4,802	(206)	(4)%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended June 30, 2016 and 2015
The Phosphates segment’s net sales decreased to $1.0 billion for the three months ended June 30, 2016, compared to $1.4 billion for the three months ended June 30, 2015. Lower average selling prices and sales volumes in the current year period resulted in decreased net sales of approximately $240 million and $170 million, respectively.
Our average diammonium phosphate ("DAP") selling price was $343 per tonne for the three months ended June 30, 2016, a decrease of 24% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes declined to 2.4 million tonnes for the three months ended June 30, 2016, compared to 2.8 million tonnes for the same period in the prior year, due to the factors discussed in the Overview. These sales volume declines were partially offset by an increase in sales volumes to our International Distribution business, primarily in Brazil.
Gross margin for the Phosphates segment decreased to $100.4 million for the three months ended June 30, 2016, from $295.9 million for the three months ended June 30, 2015. Lower average selling prices and sales volumes negatively impacted gross margin by approximately $240 million and $40 million, respectively. These were partially offset by the benefit of lower raw material costs of approximately $80 million, as further discussed below. As a result of these factors, gross margin as a percentage of net sales was 10% for the three months ended June 30, 2016, compared to 21% for the same period in the prior year.
The average consumed price for ammonia for our North American operations decreased to $320 per tonne for the three months ended June 30, 2016, from $417 in the same period a year ago. The average consumed sulfur price for our North American operations decreased to $112 per long ton for the three months ended June 30, 2016, from $161 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock increased to $65 per tonne for the three months ended June 30, 2016 compared to $61 per tonne for the three months ended June 30, 2015 due to rock production as discussed below. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was 8% for the three months ended June 30, 2016, compared to 7% for the prior year period.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased slightly to 2.4 million tonnes for the three months ended June 30, 2016, from 2.5 million tonnes in the prior year period. Our operating rate for processed phosphate production decreased to 82% for the quarter ended June 30, 2016, compared to 86% in the same period of the prior year.
Our North American phosphate rock production was 3.3 million tonnes for the three months ended June 30, 2016 compared with 3.8 million tonnes during the same period a year ago. The decrease from the prior year period is primarily due to moving into areas of lower rock grade at one of our mines. We generally manage our rock production consistent with our long term mine plans.
Six months ended June 30, 2016 and 2015
The Phosphates segment’s net sales were $1.9 billion for the six months ended June 30, 2016 compared to $2.6 billion for the six months ended June 30, 2015. Lower average selling prices and sales volumes had unfavorable impacts on net sales of approximately $460 million and $210 million, respectively, for the current year period when compared to the prior year period.
Our average DAP selling price was $349 per tonne for the six months ended June 30, 2016, a decrease of $105 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of 4.7 million tonnes for the six months ended June 30, 2016 decreased by 0.4 million tonnes over the same period a year ago, due to the reasons noted above in the three-month discussion.
Gross margin for the Phosphates segment decreased to $165 million for the six months ended June 30, 2016, from $517.6 million in the six months ended June 30, 2015. Lower average selling prices and sales volumes resulted in a decrease to gross margin of approximately $460 million and $45 million, respectively. This was partially offset by lower raw material costs of approximately $160 million. The decrease in raw material costs was primarily related to lower overall commodity prices. As a result of these factors, gross margin as a percentage of net sales decreased to 9% for the six months ended June 30, 2016, from 20% for the six months ended June 30, 2015.
The average consumed price for ammonia for our North American operations was $343 per tonne for the six months ended June 30, 2016, compared to $463 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $121 per long ton for the six months ended June 30, 2016, from $154 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock increased to $62 per tonne for the six months ended June 30, 2016, from $61 per tonne for the same period in the prior year. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was comparable, at 8%, for the six months ended June 30, 2016 and 2015.
Phosphates production of crop nutrient dry concentrates and animal feed ingredients decreased to 4.6 million tonnes for the six months ended June 30, 2016, from 4.8 million tonnes for the same period of the prior year due to our previously announced curtailment in the first quarter of 2016.
Our North American phosphate rock production decreased to 6.8 million tonnes for the six months ended June 30, 2016 compared to 7.1 million for the six months ended June 30, 2015 due to the factor noted above in the three-month discussion.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2016-2015		June 30,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net sales:
North America	$304.1	$372.3	$(68.2)	(18)%	$545.9	$723.4	$(177.5)	(25)%
International	152.8	357.9	(205.1)	(57)%	305.2	659.6	(354.4)	(54)%
Total	456.9	730.2	(273.3)	(37)%	851.1	1,383.0	(531.9)	(38)%
Cost of goods sold	403.9	435.2	(31.3)	(7)%	700.0	846.1	(146.1)	(17)%
Gross margin	$53.0	$295.0	$(242.0)	(82)%	$151.1	$536.9	$(385.8)	(72)%
Gross margin as a percentage of net sales	12%	40%			18%	39%
Canadian resource taxes (CRT)	38.1	54.9	(16.8)	(31)%	56.4	133.0	(76.6)	(58)%
Gross margin (excluding CRT)(a)	$91.1	$349.9	$(258.8)	(74)%	$207.5	$669.9	$(462.4)	(69)%
Gross margin (excluding CRT) as a percentage of net sales(a)	20%	48%			24%	48%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	983	641	342	53%	1,632	1,218	414	34%
International(b)	905	1,544	(639)	(41)%	1,653	2,790	(1,137)	(41)%
Total	1,888	2,185	(297)	(14)%	3,285	4,008	(723)	(18)%
Non-agricultural	152	157	(5)	(3)%	298	358	(60)	(17)%
Total Potash Segment Tonnes	2,040	2,342	(302)	(13)%	3,583	4,366	(783)	(18)%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$173	$345	$(172)	(50)%	$177	$353	$(176)	(50)%
MOP - International	158	244	(86)	(35)%	175	245	(70)	(29)%
MOP - Average(d)	178	280	(102)	(36)%	191	284	(93)	(33)%

Production volume (in thousands of metric tonnes)	1,769	2,362	(593)	(25)%	3,787	4,811	(1,024)	(21)%

(a) Gross margin (excluding CRT), a non-GAAP measure, is calculated as GAAP gross margin less Canadian resource taxes ("CRT"). Gross margin (excluding CRT) as a percentage of net sales is calculated as GAAP gross margin less CRT, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader's ability to compare our GAAP gross margin with that of other companies that incur CRT expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for our Potash segment affords them greater transparency in assessing our financial performance against competitors' gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page 33.
(b) Includes sales volumes to our International Distribution segment.
(c) This price excludes industrial and feed selling prices which are typically at a lag due to the nature of the contracts.
(d) This price includes industrial and feed sales.

Three months ended June 30, 2016 and 2015
The Potash segment’s net sales decreased to $456.9 million for the three months ended June 30, 2016, compared to $730.2 million in the same period a year ago. The decrease was due to lower average selling prices and lower sales volumes that resulted in unfavorable impacts of approximately $250 million and $20 million, respectively.
Our average MOP selling price was $178 per tonne for the three months ended June 30, 2016, a decrease of $102 per tonne compared to the same period a year ago due to the factors discussed in the Overview. Average selling prices were also impacted by an increase in sales volumes in North America which suffered larger price declines in the current year period compared to the prior year.
The Potash segment’s sales volumes decreased to 2.0 million tonnes for the three months ended June 30, 2016, compared to 2.3 million in the same period a year ago, due to the factor discussed in the Overview.
Gross margin for the Potash segment decreased to $53.0 million for the three months ended June 30, 2016, from $295.0 million in the same period of the prior year. Gross margin was negatively impacted by approximately $250 million due to lower average selling prices. Gross margin was also unfavorably impacted by lower fixed cost absorption due to lower production as described below, offset by favorable foreign exchange rates and the benefit of cost savings initiatives. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 12% for the three months ended June 30, 2016, compared to 40% for the same period a year ago.
We incurred $38.1 million in Canadian resource taxes for the three months ended June 30, 2016, compared with $54.9 million in the same period a year ago. These taxes decreased due to lower profitability in the current year, partially offset by a catch up accrual of $10 million. Royalty expense decreased to $4.9 million for the three months ended June 30, 2016, compared to $9.0 million for the three months ended June 30, 2015 due to lower selling prices and lower production.
We incurred $42.3 million in expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended June 30, 2016, compared to $45.0 million for the three months ended June 30, 2015. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended June 30, 2016, potash production was 1.8 million tonnes, compared to 2.4 million tonnes for the three months ended June 30, 2015. Our operating rate for potash production was 67% for the current year period as we scaled operations to meet demand. In the prior year period, our operating rate was 90% as we were rebuilding previously depleted inventory levels. On July 13, 2016, we announced that we will idle our Colonsay, Saskatchewan potash mine for the remainder of 2016 due to challenging potash market conditions.
Six months ended June 30, 2016 and 2015
The Potash segment’s net sales decreased to $0.9 billion for the six months ended June 30, 2016, compared to $1.4 billion in the same period a year ago. The decrease was primarily due to lower average selling prices and lower sales volumes that resulted in a decrease in net sales of approximately $400 million and $130 million, respectively.
Our average MOP selling price was $191 per tonne for the six months ended June 30, 2016, a decrease of $93 per tonne compared with the same period a year ago due to the factors discussed in the Overview.
The Potash segment’s sales volumes decreased to 3.6 million tonnes for the six months ended June 30, 2016, compared to 4.4 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $151.1 million for the six months ended June 30, 2016, from $536.9 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $400 million related to lower selling prices and $50 million due to the decrease in sales volumes. Costs, excluding resource taxes and royalties which are separately discussed below, unfavorably impacted gross margin by approximately $20 million from lower fixed costs absorption as a result of lower production, partially offset by the benefit of a weaker Canadian dollar and the benefit of cost-saving initiatives. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 18% for the six months ended June 30, 2016, compared to 39% for the same period a year ago.
We incurred $56.4 million in Canadian resource taxes for the six months ended June 30, 2016, compared with $133.0 million in the same period a year ago. These taxes decreased due to lower profitability in the current year. Royalty expense decreased to $11.3 million for the six months ended June 30, 2016, compared to $20.2 million for the six months ended June 30, 2015 due to lower selling prices and lower production.
We incurred $79.3 million in expenses, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2016, compared to $89.0 million in the six months ended June 30, 2015.
For the six months ended June 30, 2016, potash production decreased to 3.8 million tonnes compared to 4.8 million tonnes for the six months ended June 30, 2015, as we scaled operations to meet demand. Subsequent to June 30, 2016, we took additional steps to scale our operations, with our announcement to idle our Colonsay mine, as noted above in the three-month discussion.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2016-2015		June 30,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net Sales	$533.9	$637.4	$(103.5)	(16)%	$1,000.7	$1,076.3	$(75.6)	(7)%
Cost of goods sold	529.2	608.9	(79.7)	(13)%	984.2	1,027.3	(43.1)	(4)%
Gross margin	$4.7	$28.5	$(23.8)	(84)%	$16.5	$49.0	$(32.5)	(66)%
Gross margin as a percent of net sales	1%	4%			2%	5%
Gross margin per sales tonne	$3	$19			$6	$20
Sales volume (in thousands of metric tonnes)
Total	1,413	1,477	(64)	(4)%	2,681	2,454	227	9%
Realized prices ($/tonne)
Average price (FOB destination)(a)	$374	$427	$(53)	(12)%	$370	$434	$(64)	(15)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	505	363	142	39%	672	501	171	34%
MicroEssentials® from Mosaic	303	198	105	53%	404	324	80	25%
Potash from Mosaic/Canpotex	822	769	53	7%	1,182	1,018	164	16%

(a) Average price of all products sold by International Distribution.
Three months ended June 30, 2016 and 2015
The International Distribution segment’s net sales decreased to $533.9 million for the three months ended June 30, 2016, from $637.4 million in the same period a year ago. The decrease in net sales was primarily due to lower average selling prices and lower sales volumes that resulted in unfavorable impacts of approximately $80 million and $30 million, respectively.
The overall average selling price decreased $53 per tonne to $374 per tonne in the current quarter, primarily due to lower crop nutrient prices. The International Distribution segment’s sales volume of 1.4 million tonnes for the three months ended June 30, 2016 was slightly lower than sales volume in the same period a year ago.
Total gross margin for the three months ended June 30, 2016, decreased to $4.7 million from $28.5 million in the prior year period, due to decreased average selling price as discussed above. Gross margin per tonne decreased to $3 per tonne for the three months ended June 30, 2016 from $19 per tonne for the same period in the prior year, primarily due to lower margins in Brazil. The margins in Brazil in the current quarter were impacted by unfavorable inventory positions as a result of foreign currency impacts and competitive pricing pressure.
Six months ended June 30, 2016 and 2015
The International Distribution segment’s net sales decreased to $1.0 billion for the six months ended June 30, 2016, from $1.1 billion in the same period a year ago. The decrease was primarily due to lower average selling prices that resulted in an unfavorable impact on net sales of approximately $170 million, partially offset by higher sales volumes, which had a positive impact of approximately $100 million, compared to the same period in the prior year.
The overall average selling price decreased $64 per tonne to $370 per tonne for the six months ended June 30, 2016 primarily due to declines in global crop nutrient prices.

The International Distribution segment’s sales volume increased to 2.7 million tonnes for the six months ended June 30, 2016, compared to 2.5 million tonnes in the same period a year ago, primarily driven by an overall increase in demand in Brazil supported by stronger farmer economics.
Our total gross margin for the six months ended June 30, 2016, decreased to $16.5 million from $49.0 million in the same period in the prior year. The gross margin per tonne decreased to $6 per tonne from $20 per tonne for the same period in the prior year, due to the factors discussed above.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 14 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, and debt expenses.
For the three months ended June 30, 2016, gross margin for Corporate, Eliminations and Other was a loss of $4.1 million, compared to a loss of $11.5 million for the same period in the prior year. The change was driven by $29.8 million in net unrealized gains in the current quarter, primarily on foreign currency derivatives, compared to gains of $27.2 million in the prior year period, primarily on foreign currency derivatives. In addition, a lower elimination of profit on intersegment sales in 2016 contributed a change of approximately $9 million.
For the six months ended June 30, 2016, gross margin was a gain of $58.1 million compared to a loss of $76.4 million in the same period of the prior year. The change was driven by $82.6 million in net unrealized gains in the current year, primarily on foreign currency derivatives, compared to a loss of $11.2 million in the prior year period, primarily on foreign currency derivatives. In addition, a lower elimination of profit on intersegment sales in 2016 contributed a change of approximately $40 million.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2016-2015		June 30,		2016-2015
(in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Selling, general and administrative expenses	$72.9	$89.3	$(16.4)	(18)%	$162.7	$189.8	$(27.1)	(14)%
Other operating expense	68.8	8.6	60.2	NM	52.3	8.8	43.5	NM
Interest (expense)	(38.9)	(31.8)	(7.1)	22%	(70.7)	(66.6)	(4.1)	6%
Interest income	5.4	8.3	(2.9)	(35)%	11.0	11.8	(0.8)	(7)%
Interest expense, net	(33.5)	(23.5)	(10.0)	43%	(59.7)	(54.8)	(4.9)	9%
Foreign currency transaction gain (loss)	14.7	(16.0)	30.7	NM	102.6	29.1	73.5	NM
Other expense	(0.7)	(7.8)	7.1	(91)%	(0.2)	(13.4)	13.2	(99)%
Provision for (benefit from) income taxes	(9.8)	72.6	(82.4)	NM	(38.5)	103.3	(141.8)	NM
Equity in net earnings (loss) of nonconsolidated companies	(13.7)	0.9	(14.6)	NM	(11.0)	(0.5)	(10.5)	NM
Selling, General and Administrative Expenses
For the three and six months ended June 30, 2016, selling, general and administrative expenses were $72.9 million and $162.7 million, respectively, compared to $89.3 million and $189.8 million for the same periods of the prior year. The lower expense in the current year periods is primarily due to lower incentive compensation in the current year periods and the effect of cost reduction initiatives.
Other Operating Expense
For the three months ended June 30, 2016, we had other operating expense of $68.8 million compared with $8.6 million for the same period in the prior year. The three months ended June 30, 2016 include a loss of $47 million related to the cancellation of construction of a barge intended to transport ammonia as further explained in Note 15 of our Notes to Condensed Consolidated Financial Statements. The current year period also includes approximately $11 million of severance costs related to organizational restructuring.

For the six months ended June 30, 2016, we had other operating expense of $52.3 million compared with $8.8 million for the same period in the prior year. The increase is attributable to the items described above, partially offset by the receipt of approximately $28 million in insurance proceeds in the first quarter of 2016 related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014. In addition, the prior year period includes a use tax refund of approximately $8 million.
Foreign Currency Transaction Gain (Loss)
For the three and six months ended June 30, 2016, we recorded a foreign currency transaction gain of $14.7 million and $102.6 million, respectively, compared with a loss of $16.0 million and gain of $29.1 million, respectively, for the same periods in the prior year. For the three months ended June 30, 2016, the gain was mainly the result of the effect of the weakening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables. For the six months ended June 30, 2016, the gain was mainly the result of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and the weakening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables, partially offset by the loss on our U.S. dollar-denominated cash held by our Canadian affiliates.
For the three months ended June 30, 2015, the loss was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, and the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables. For the six months ended June 30, 2015, the gain was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates, and the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables.
Other Expense
For the three and six months ended June 30, 2016, we had other expense of $0.7 million and $0.2 million, respectively, compared with $7.8 million and $13.4 million, respectively, for the same periods in the prior year. The prior year periods include the write down of an equity investment of approximately $8 million.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three months ended June 30, 2016, we had a loss from equity of nonconsolidated companies of $13.7 million, net of tax compared to income of $0.9 million, net of tax for the same period in the prior year. For the six months ended June 30, 2016 and 2015, we had losses of $11.0 million, net of tax and $0.5 million, net of tax, respectively. The loss in the current year periods is due to the decision by Canpotex Limited ("Canpotex") not to proceed with construction of a new export terminal at the Port of Prince Rupert in British Columbia, as Canpotex determined it currently has sufficient port access and terminal capacity options to meet its needs. Mosaic's share of the loss was $24 million, or $16 million net of tax.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

June 30, 2016	(136.1)%	$(9.8)
June 30, 2015	15.7%	72.6

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2016	(17.6)%	$(38.5)
June 30, 2015	13.1%	103.3
Income tax benefit was $9.8 million and $38.5 million and the effective tax rates were (136.1%) and (17.6%) for the three and six months ended June 30, 2016.

For the three months ended June 30, 2016, tax expense specific to the period included an expense of $4.8 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the six months ended June 30, 2016, tax expense specific to the period included a benefit of $59.1 million, which includes a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $20.5 million expense related to distributions from certain non-U.S. subsidiaries and $6.2 million of expense primarily related to changes in estimates from prior periods.
For the three and six months ended June 30, 2016, our income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion when compared to the three and six months ended June 30, 2015. In addition, for the three months ended June 30, 2016, the benefit from income taxes was favorably impacted by approximately $14 million from the cumulative adjustment resulting from the change in our estimated annual tax rate.
For the three and six months ended June 30, 2015, our income tax expense was $72.6 million and $103.3 million and the effective tax rates were 15.7% and 13.1%, respectively. For the three months ended June 30, 2015, tax expense specific to the period included a benefit of $9.7 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process. For the six months ended June 30, 2015, tax expense specific to the period included a benefit of $38.0 million, which is primarily related to the resolution of certain state tax matters that resulted in a benefit of $18.4 million and the reduction in the tax rate for one of our equity method investments that resulted in a benefit of $7.5 million.
Non-GAAP Reconciliation

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Sales	$456.9	$730.2	$851.1	$1,383.0
Gross margin	53.0	295.0	151.1	536.9
Gross margin as a percentage of net sales	12%	40%	18%	39%
Canadian resource taxes	38.1	54.9	56.4	133.0
Gross margin, (excluding CRT)	$91.1	$349.9	$207.5	$669.9
Gross margin (excluding CRT) as a percentage of net sales	20%	48%	24%	48%
In addition to gross margin for the Potash segment, we have presented in the Management's Analysis above, gross margin (excluding CRT), calculated as GAAP gross margin less CRT, and gross margin (excluding CRT) as a percentage of net sales, calculated as GAAP gross margin less CRT, divided by sales. Each is, or is calculated based on, a non-GAAP financial measure. Generally, a non-GAAP financial measure is a supplemental numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales is a measure of financial performance under GAAP. Because not all companies use identical calculations, investors should consider that Mosaic’s calculation may not be comparable to other similarly titled measures presented by other companies.
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
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $1.1 billion, restricted cash to fund future obligations of $857.5 million, including the amount committed to be placed into trust funds as discussed under “EPA RCRA Initiative” in Note 9 of our Notes to Condensed Consolidated Financial Statements, long-term debt of approximately $3.8 billion, and stockholders’ equity of approximately $10.0 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our financial strength and flexibility, maintaining our assets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the six months ended June 30, 2016, we invested $437.3 million in capital expenditures, $100.0 million in the Ma'aden Wa'ad Al Shamal Joint Venture and $90.0 million in an affiliate as further discussed in Investing Activities below. We also returned cash to shareholders through share repurchases of $75.0 million (through the ASR as discussed in Note 12 of our Condensed Consolidated Financial Statements in this report) and cash dividends of $192.4 million. In July 2016, we made an additional equity contribution of $120 million to the Ma'aden Wa'ad Al Shamal Joint Venture. This amount represent the final payment for mineral rights and was included in accrued liabilities and our investment at June 30, 2016.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At June 30, 2016, we had $1.48 billion available under our $1.5 billion credit facility. Our credit facility and term loan facility require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of June 30, 2016.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Approximately $1.2 billion of cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2016. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $400 million of cash balances associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use the $400 million in cash for non-U.S. expansions and other investments outside the U.S.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the six months ended June 30, 2016 and 2015:

(in millions)	Six months ended
	June 30,		2016-2015
Cash Flow	2016	2015	Change	Percent
Net cash provided by operating activities	$849.1	$1,332.2	$(483.1)	(36)%
Net cash used in investing activities	(630.4)	(526.3)	(104.1)	20%
Net cash used in financing activities	(522.5)	(897.8)	375.3	(42)%
Operating Activities
During the six months ended June 30, 2016, net cash provided by operating activities decreased by $483.1 million to $849.1 million, from $1,332.2 million for the six months ended June 30, 2015. Our results of operations, after non-cash adjustments to net earnings, contributed $580.5 million to cash flows from operating activities during the six months ended June 30, 2016, compared to a contribution of $1,162.6 million as computed on the same basis for the prior year period. During the six months ended June 30, 2016, we had a favorable working capital change of $268.6 million from December 31, 2015, compared to a favorable change of $169.6 million during the six months ended June 30, 2015.
The change in working capital for the six months ended June 30, 2016, was primarily driven by a favorable impact from the change in accounts receivable of $257.0 million, partially offset by an unfavorable impact from the change in inventories of $36.6 million. The change in accounts receivable was due to the seasonal timing of sales as we had lower sales volumes in June 2016 compared to December 2015 and our average selling prices have also declined. The increase in inventories was primarily due to building inventories in our International Distribution segment for its upcoming high season.
In the prior year period, the change in working capital was primarily driven by favorable impacts from the change in accounts receivable and accounts payable partially offset by the change in other current and noncurrent assets. The decrease in accounts receivable was primarily due to seasonal timing of sales as we had lower sales volumes in June of 2015 compared to December 2014. The increase in accounts payable was primarily due to the timing of purchases in our International Distribution segment in preparation for its high season. Other current and noncurrent assets increased due to an increase in our final price deferred product, which is product shipped to customers not yet priced.
Investing Activities
Net cash used in investing activities was $630.4 million for the six months ended June 30, 2016, compared to $526.3 million for the same period a year ago. Included in net cash used in investing activities in the current year period is an investment of $100.0 million in the Ma'aden Wa'ad Al Shamal Joint Venture compared to $125.0 million during the six months ended June 30, 2015. In addition, we invested $90.0 million in an affiliate for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 15 of our Condensed Consolidated Financial Statements in this report. In the current year period, we had capital expenditures of $437.3 million, compared to $456.9 million in the prior year period. Also, in the prior year period, we received $47.9 million related to a working capital adjustment from the ADM Acquisition.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016, was $522.5 million, compared to $897.8 million for the same period in the prior year. Cash used in financing activities reflected shares repurchased during the six months ended June 30, 2016, of approximately $75.0 million under our 2015 Repurchase Program, and dividends paid of $192.4 million. The difference from the prior year was primarily due to higher share repurchases in the prior year period, partially offset by higher net payments of structured payables in the current year period.
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

•
accidents or other incidents involving our properties or operations, including potential fires, explosions, seismic events, sinkholes, unsuccessful tailings management or releases of hazardous or volatile chemicals;

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
Foreign Currency Exchange Contracts
As of June 30, 2016 and December 31, 2015, the fair value of our major foreign currency exchange contracts was $21.8 million and ($54.0) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2016			As of December 31, 2015
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2016	2017		2016	2017
Foreign Currency Exchange Forwards
Canadian Dollar			$17.4			$(48.4)
Notional (million US$) - long Canadian dollars	$309.1	$141.7		$668.1	$78.4
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3428	1.3404		1.2873	1.3388
Foreign Currency Exchange Collars
Canadian Dollar			$0.1			$(3.8)
Notional (million US$)	$42.1	—		$63.3	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3574	—		1.3090	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.2580	—		1.2219	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$4.0			$(1.3)
Notional (million US$) - short Brazilian real	$234.0	$—		$211.3	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.4126	—		3.9130	—
Notional (million US$) - long Brazilian real	$57.9	$16.8		$59.5	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.9911	3.8614		3.6386	—
Indian Rupee			$0.3			$(0.5)
Notional (million US$) - short Indian rupee	$100.0	$—		$136.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	68.0045	—		67.0696	—
Total Fair Value			$21.8			$(54.0)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 10 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of June 30, 2016 and December 31, 2015, the fair value of our natural gas commodities contracts was $(2.7) million and $(16.3) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2016			As of December 31, 2015
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2016	2017	Fair Value	2016	2017	Fair Value
Natural Gas Swaps			$(2.7)			$(16.3)
Notional (million MMBtu) - long	10.0	8.9		23.5	8.9
Weighted Average Rate (US$/MMBtu)	$2.83	$2.82		$2.76	$2.75
Total Fair Value			$(2.7)			$(16.3)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2016.

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

THE MOSAIC COMPANY

by:	/S/ RICHARD L. MACK
Richard L. Mack
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

August 2, 2016

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.i	Restated Certificate of Incorporation, effective May 19, 2016	Exhibit 3.i to Current Report on Form 8-K of Mosaic dated May 19, 2016 and filed on May 23, 2016

3.ii	Amended and Restated Bylaws, effective May 19, 2016	Exhibit 3.ii to Current Report on Form 8-K of Mosaic dated May 19, 2016 and filed on May 23, 2016

10.iii.c.i	Description of Modification, approved March 3, 2016, to Mosaic Management Incentive Program		X

10.iii.kk	Form of Director Restricted Stock Unit Award Agreement under The Mosaic Company 2014 Stock and Incentive Plan, approved May 19, 2016		X

10.v.i
Description of Modifications to Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company, filed as Exhibit 10.1 to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015
X

10.v.ii
Description of Modifications to Consent Decree dated September 30, 2015 among the United States of America, the Louisiana Department of Environmental Quality, Mosaic Fertilizer, LLC and The Mosaic Company, filed as Exhibit 10.2 to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015
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