Form 10-Q
period 2016-09-30
MOSAIC CO
filed 2016-11-01
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 350,238,549 shares of Common Stock as of October 27, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,952.2	$2,105.5	$5,300.7	$6,732.1
Cost of goods sold	1,738.9	1,770.2	4,696.6	5,369.7
Gross margin	213.3	335.3	604.1	1,362.4
Selling, general and administrative expenses	66.9	76.6	229.6	266.3
Other operating expense	76.7	12.7	129.1	21.6
Operating earnings	69.7	246.0	245.4	1,074.5
Interest expense, net	(25.5)	(24.2)	(85.2)	(79.0)
Foreign currency transaction gain (loss)	(32.4)	(48.6)	70.2	(19.4)
Other income (expense)	0.5	(1.1)	0.3	(14.5)
Earnings from consolidated companies before income taxes	12.3	172.1	230.7	961.6
Provision for (benefit from) income taxes	(30.1)	10.1	(68.7)	113.4
Earnings from consolidated companies	42.4	162.0	299.4	848.2
Equity in net earnings (loss) of nonconsolidated companies	(1.7)	(1.3)	(12.8)	(1.9)
Net earnings including noncontrolling interests	40.7	160.7	286.6	846.3
Less: Net earnings attributable to noncontrolling interests	1.5	0.7	0.7	0.9
Net earnings attributable to Mosaic	$39.2	$160.0	$285.9	$845.4
Basic net earnings per share attributable to Mosaic	$0.11	$0.45	$0.82	$2.35
Basic weighted average number of shares outstanding	350.1	354.3	350.4	360.5
Diluted net earnings per share attributable to Mosaic	$0.11	$0.45	$0.81	$2.33
Diluted weighted average number of shares outstanding	351.5	356.0	351.7	362.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings including noncontrolling interest	$40.7	$160.7	$286.6	$846.3
Other comprehensive income (loss), net of tax
Foreign currency translation, net of tax	(65.1)	(509.3)	257.4	(985.7)
Net actuarial gain (loss) and prior service cost, net of tax	1.7	(1.6)	5.0	3.6
Amortization of loss on interest rate swap, net of tax	0.6	0.7	1.9	2.0
Net loss on marketable securities held in trust fund	(0.7)	—	(0.7)	—
Other comprehensive income (loss)	(63.5)	(510.2)	263.6	(980.1)
Comprehensive income (loss)	(22.8)	(349.5)	550.2	(133.8)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.3	(2.2)	2.9	(4.2)
Comprehensive income (loss) attributable to Mosaic	$(24.1)	$(347.3)	$547.3	$(129.6)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$653.5	$1,276.3
Receivables, net	512.4	675.0
Inventories	1,500.1	1,563.5
Other current assets	783.2	628.6
Total current assets	3,449.2	4,143.4
Property, plant and equipment, net of accumulated depreciation of $5,603.5 million and $5,038.9 million, respectively	9,230.6	8,721.0
Investments in nonconsolidated companies	1,064.3	980.5
Goodwill	1,651.6	1,595.3
Deferred income taxes	789.0	691.9
Other assets	1,078.5	1,257.4
Total assets	$17,263.2	$17,389.5
Liabilities and Equity
Current liabilities:
Short-term debt	$53.6	$25.5
Current maturities of long-term debt	372.8	41.7
Structured accounts payable arrangements	223.7	481.7
Accounts payable	486.9	520.6
Accrued liabilities	802.4	977.5
Total current liabilities	1,939.4	2,047.0
Long-term debt, less current maturities	3,450.3	3,769.5
Deferred income taxes	1,061.5	977.4
Other noncurrent liabilities	937.7	1,030.6
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A Common Stock, $0.01 par value, none authorized, issued and outstanding as of September 30, 2016, 194,203,987 shares authorized, none issued and outstanding as of December 31, 2015	—	—
Class B Common Stock, $0.01 par value, none authorized, issued, and outstanding as of September 30, 2016, 87,008,602 shares authorized, none issued and outstanding as of December 31, 2015	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 388,171,874 shares issued and 350,223,025 shares outstanding as of September 30, 2016, 387,697,547 shares issued and 352,515,256 shares outstanding as of December 31, 2015	3.5	3.5
Capital in excess of par value	19.3	6.4
Retained earnings	11,045.4	11,014.8
Accumulated other comprehensive income (loss)	(1,231.5)	(1,492.9)
Total Mosaic stockholders' equity	9,836.7	9,531.8
Noncontrolling interests	37.6	33.2
Total equity	9,874.3	9,565.0
Total liabilities and equity	$17,263.2	$17,389.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$286.6	$846.3
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	545.7	554.8
Deferred and other income taxes	(127.9)	(55.2)
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	30.1	26.7
Accretion expense for asset retirement obligations	30.0	23.7
Share-based compensation expense	26.5	35.9
Loss on write-down of long-lived asset	43.5	7.9
Unrealized (gain) loss on derivatives	(81.5)	26.6
Loss on sale of fixed assets	12.1	18.2
Other	0.8	12.7
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	122.1	(59.1)
Inventories	158.5	(42.8)
Other current and noncurrent assets	40.3	(233.5)
Accounts payable and accrued liabilities	(162.7)	368.8
Other noncurrent liabilities	20.8	(10.3)
Net cash provided by operating activities	944.9	1,520.7
Cash Flows from Investing Activities:
Capital expenditures	(633.7)	(702.2)
Purchases of available-for-sale securities - restricted	(734.4)	—
Proceeds from sale of available-for-sale securities - restricted	138.9	—
Restricted cash	587.5	(630.0)
Proceeds from adjustment to acquisition of business	—	47.9
Investments in nonconsolidated companies	(244.0)	(125.0)
Investments in affiliate	(130.0)	—
Return of investment from nonconsolidated companies	—	54.4
Other	3.3	6.0
Net cash used in investing activities	(1,012.4)	(1,348.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(333.7)	(297.0)
Proceeds from issuance of short-term debt	361.9	302.5
Payments of structured accounts payable arrangements	(603.7)	(311.4)
Proceeds from structured accounts payable arrangements	341.3	329.8
Payments of long-term debt	(43.0)	(58.4)
Proceeds from issuance of long-term debt	—	5.9
Proceeds from stock option exercises	3.8	5.3
Repurchases of stock	(75.0)	(709.4)
Cash dividends paid	(288.8)	(287.8)
Other	3.1	(8.3)
Net cash used in financing activities	(634.1)	(1,028.8)
Effect of exchange rate changes on cash	78.8	(232.7)
Net change in cash and cash equivalents	(622.8)	(1,089.7)
Cash and cash equivalents - December 31	1,276.3	2,374.6
Cash and cash equivalents - September 30	$653.5	$1,284.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $27.6 and $25.9 for the nine months ended September, 30, 2016 and 2015, respectively)	$66.6	$68.1
Income taxes (net of refunds)	24.7	186.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	1,000.4	(1,019.2)	(3.5)	(22.3)
Stock option exercises	0.6	—	5.3	—	—	—	5.3
Stock based compensation	—	—	27.9	—	—	—	27.9
Repurchases of stock	(15.6)	(0.2)	(30.2)	(667.9)	—	—	(698.3)
Dividends ($1.075 per share)	—	—	—	(486.6)	—	—	(486.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Equity from noncontrolling interests	—	—	—	—	—	20.0	20.0
Tax shortfall related to share based compensation	—	—	(0.8)	—	—	—	(0.8)
Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
Total comprehensive income (loss)	—	—	—	285.9	261.4	2.9	550.2
Stock option exercises	0.5	—	3.8	—	—	—	3.8
Stock based compensation	—	—	19.0	—	—	—	19.0
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends ($0.55 per share)	—	—	—	(189.8)	—	—	(189.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Equity from noncontrolling interests	—	—	—	—	—	2.2	2.2
Tax shortfall related to share based compensation	—	—	(0.4)	—	—	—	(0.4)
Balance as of September 30, 2016	350.2	$3.5	$19.3	$11,045.4	$(1,231.5)	$37.6	$9,874.3

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
We are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Phosphate Mine in Peru and our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the "MWSPC") a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the MWSPC production.

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

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, and debt expenses are included within Corporate, Eliminations and Other. See Note 15 of the Condensed Consolidated Financial Statements in this report for segment results.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("GAAP") can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 (the "10-K Report"). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
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
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classifications on the statement of cash flows, and accounting for forfeitures. The guidance is effective for us beginning January 1, 2017, and early application is permitted. We adopted this standard in the second quarter of 2016 with an effective date of January 1, 2016. The effect of this adoption was not significant to our consolidated balance sheets, statements of earnings or statements of cash flows.
Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued guidance addressing how revenue is recognized from contracts with customers and related disclosures. This standard supersedes existing revenue recognition requirements and most industry-specific guidance. This standard was initially expected to be effective for us beginning January 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. In July 2015, the FASB approved the deferral of the effective date of this standard by one year, and allows for adoption either at January 1, 2017 or January 1, 2018. We intend to elect the deferred adoption date of January 1, 2018. We are currently evaluating the requirements of this guidance, and have not yet determined the implementation method nor the impact on our consolidated financial statements.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2016	December 31, 2015

Other current assets
Final price deferred(a)	$97.0	$175.6
Income and other taxes receivable	256.5	249.4
Prepaid expenses	135.3	123.1
Restricted cash(b)	207.8	9.3
Other	86.6	71.2
	$783.2	$628.6

Other assets
MRO inventory	$117.8	$118.1
Marketable securities held in trust(c)	602.1	—
Restricted cash(c)	58.1	851.4
Other	300.5	287.9
	$1,078.5	$1,257.4

Accrued liabilities
Non-income taxes	$38.2	$24.9
Payroll and employee benefits	155.7	162.9
Asset retirement obligations	121.6	91.9
Customer prepayments	186.7	121.2
Future capital commitment	—	120.0
Other	300.2	456.6
	$802.4	$977.5

Other noncurrent liabilities
Asset retirement obligations	$730.1	$749.7
Accrued pension and postretirement benefits	61.4	69.6
Unrecognized tax benefits	23.5	79.2
Other	122.7	132.1
	$937.7	$1,030.6
(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. This has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost.
(b) Included in restricted cash, as of September 30, 2016, is approximately $200 million held in trust, which is expected to be returned to us in the fourth quarter of 2016. See further discussion in Note 10 of our Notes to Condensed Consolidated Financial Statements.
(c) Included in restricted cash, as of December 31, 2015, was approximately $630 million that was committed to be placed in trust following the effectiveness of the consent decrees discussed under "EPA RCRA Initiative" in Note 10 of our Notes to Condensed Consolidated Financial Statements and that was placed in trusts in August 2016 after the consent decrees became effective. The funds have been invested in marketable securities as discussed in Note 9 of our Condensed Consolidated Financial Statements.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings attributable to Mosaic	$39.2	$160.0	$285.9	$845.4
Basic weighted average number of shares outstanding	350.1	354.3	350.4	360.5
Dilutive impact of share-based awards	1.4	1.7	1.3	1.8
Diluted weighted average number of shares outstanding	351.5	356.0	351.7	362.3
Basic net earnings per share attributable to Mosaic	$0.11	$0.45	$0.82	$2.35
Diluted net earnings per share attributable to Mosaic	$0.11	$0.45	$0.81	$2.33
A total of 2.6 million and 3.0 million shares of Common Stock subject to issuance upon exercise of stock options for the three and nine months ended September 30, 2016 and 1.6 million and 1.3 million shares for the three and nine months ended September 30, 2015, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
6. Income Taxes
During the nine months ended September 30, 2016, gross unrecognized tax benefits decreased by $74.4 million to $24.2 million as a result of the resolution of audit activity. If recognized, approximately $8.0 million of the $24.2 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $1.7 million and $17.1 million as of September 30, 2016 and December 31, 2015, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2016, tax expense specific to the period included a benefit of $1.6 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the nine months ended September 30, 2016, tax expense specific to the period included a benefit of $60.7 million, which includes a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $17.9 million expense related to distributions from certain non-U.S. subsidiaries and $7.2 million of expense primarily related to changes in estimates from prior periods.
For the three and nine months ended September 30, 2016, our income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion when compared to the three and nine months ended September 30, 2015. Our income tax rate is lower in 2016 compared to 2015 because our deductions are relatively fixed in dollars, while our profitability has been reduced; therefore, the deductions are a larger percentage of income. In addition, for the three months ended September 30, 2016, the benefit from income taxes was favorably impacted by approximately $28 million from the cumulative adjustment resulting from the change in our estimated annual tax rate.
For the nine months ended September 30, 2015, tax expense specific to the period included a benefit of $40.5 million, which included a benefit of $18.4 million related to the resolution of certain state tax matters, a benefit of $14.6 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, and a reduction in the tax rate change for one of our equity method investments, resulting in a benefit of $7.5 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015

Raw materials	$51.6	$68.1
Work in process	366.0	435.9
Finished goods	1,003.9	991.0
Operating materials and supplies	78.6	68.5
	$1,500.1	$1,563.5
8. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2015	$492.4	$984.7	$118.2	$1,595.3
Foreign currency translation	—	49.4	6.9	56.3
Balance as of September 30, 2016	$492.4	$1,034.1	$125.1	$1,651.6
We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. We continue to monitor events and circumstances in 2016 and we do not believe there has been a triggering event that would indicate it is more likely than not that a goodwill impairment loss has been incurred, although declining selling prices and forecasted selling prices have likely reduced the excess fair value in our reporting units.
9. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the "RCRA Trusts") created to provide additional financial assurance for the estimated costs of closure and long term care of our Florida and Louisiana phosphogypsum management systems, as described further in Note 10 of our Notes to Condensed Consolidated Financial Statements. Funds held in each RCRA Trust can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements.
The RCRA Trusts hold investments in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the three and nine months ended September 30, 2016.
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. We determine the fair market values of our available-for-sale securities and certain other assets based on the fair value hierarchy described below:
Level 1: Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The estimated fair value of the investments in the RCRA Trusts is as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$27.9	$—	$—	$27.9
Level 2
Corporate debt securities	203.5	—	(0.4)	203.1
Municipal bonds	138.1	0.1	(0.4)	137.8
U.S. government bonds	258.4	0.1	(0.1)	258.4
Total	$627.9	$0.2	$(0.9)	$627.2
There were no investments in available-for-sale securities as of December 31, 2015.
The following table shows the gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of September 30, 2016.

	September 30, 2016
	Less than 12 months(a)
	Fair Value	Gross Unrealized Losses
Corporate debt securities	$135.8	$(0.4)
Municipal bonds	45.9	(0.4)
U.S. government bonds	218.6	(0.1)
Total	$400.3	$(0.9)
(a) Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of September 30, 2016.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2016. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2016
Due in one year or less	$82.3
Due after one year through five years	151.0
Due after five years through ten years	354.3
Due after ten years	11.7
Total debt securities	$599.3
Realized losses, which were determined on a specific identification basis, were $0.1 million for the three and nine months ended September 30, 2016, respectively. Realized gains were immaterial for the three and nine months ended September 30, 2016.
10. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $78.0 million and $25.6 million as of September 30, 2016 and December 31, 2015, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the active phosphogypsum stack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the Florida Department of Environmental Protection (“FDEP”) and the U.S. Environmental Protection Agency (“EPA”) and we continued to provide FDEP with information regarding our actions in response to the incident, which include ongoing recovery of impacted groundwater and extensive and frequent sampling of monitoring wells on our property and, upon request, voluntary sampling of residential drinking water wells in the community.  In connection with this incident, on October 24, 2016 our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), entered into a consent order (the “Order”) with the FDEP, under which Mosaic Fertilizer agreed to, among other things:

•	submit to FDEP a remediation plan to close the sinkhole and upon approval, implement the plan;

•	install additional groundwater monitoring wells and perform additional on- and off-site groundwater monitoring;

•
in the event monitored off-site water does not comply with applicable standards as a result of the incident, perform site assessment and rehabilitation and provide drinking water or water treatment services until compliance is achieved or a permanent alternative water supply provided;

•	operate an existing recovery well and install and maintain a standby recovery well;

•
provide financial assurance of no less than $40 million, which we expect to provide without the need for any expenditure of corporate funds through satisfaction of a financial strength test and Mosaic parent guarantee, to

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

support off-site monitoring and sinkhole remediation costs and, if needed, the costs to support rehabilitation and other activities if monitored off-site water does not comply with applicable standards as a result of the incident;

•
evaluate the risk of potential future sinkhole formation at the New Wales facility and at Mosaic Fertilizer’s active Gypstack operations at the Bartow, Riverview and Plant City facilities with recommendations to address any identified issues; and

•	reimburse agreed cost of regulators in connection with the incident.
The Order did not require payment of civil penalties relating to the incident and is effective, provided that it is subject to challenge during a 21-day public review period.
While there are uncertainties in estimating the total costs that may be incurred to comply with our responsibilities under the Order, we currently estimate that the cost to complete and implement the sinkhole closure remediation plan will be approximately $56 million and that we will incur additional costs of approximately $4 million to comply with the remaining obligations described above.  These costs and related accruals have been recorded at September 30, 2016.  Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole, if the Order is challenged, or if FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
Also in connection with the water loss incident, on September 22, 2016, Nicholas Bohn, Natasha McCormick and Eric Weckman, individually and on behalf of all others similarly situated, filed a putative class action complaint against Mosaic and Mosaic Fertilizer, LLC in the United States District Court for the Middle District of Florida, alleging that defendants’ storage, management and operation of the phosphogypsum stack at the New Wales facility gives rise to actionable claims by the plaintiffs and the putative plaintiff class based on theories of negligence, nuisance and strict liability.  Plaintiffs seek class certification, damages for alleged diminution in real property values, unspecified punitive damages and attorney’s fees and costs, and injunctive relief including implementation of a mandatory water well testing protocol and installation or funding of permanent filtration devices on any private water well testing positive for constituents associated with the New Wales water loss incident.  We believe that the plaintiffs' allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
EPA RCRA Initiative. In 2003, the EPA Office of Enforcement and Compliance Assurance announced that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act ("RCRA") and related state laws. Mining and processing of phosphate rock generates residual materials that must be managed both during the operation of a facility and upon a facility’s closure. Certain solid wastes generated by our phosphate operations may be subject to regulation under RCRA and related state laws. EPA rules exempt "extraction" and "beneficiation" wastes, as well as 20 specified "mineral processing" wastes, from the hazardous waste management requirements of RCRA. Accordingly, certain of the residual materials which our phosphate operations generate, as well as process wastewater from phosphoric acid production, are exempt from regulation as hazardous wastes under RCRA. However, the generation and management of other solid wastes from phosphate operations may be subject to hazardous waste regulation if the waste is deemed to exhibit a "hazardous waste characteristic." As part of its initiative, we understand that EPA has inspected all or nearly all facilities in the U.S. phosphoric acid production sector, including ours, to ensure compliance with applicable RCRA regulations and to address any "imminent and substantial endangerment" found by EPA under RCRA. In addition to EPA’s inspections, our phosphates concentrates facilities have entered into consent orders to perform analyses of existing environmental data, to perform further environmental sampling as may be necessary, and to assess whether the facilities pose a risk of harm to human health or the surrounding environment.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 30, 2015, we and Mosaic Fertilizer, reached agreements with EPA, the DOJ, the FDEP and the Louisiana Department of Environmental Quality (the "LDEQ") on the terms of two consent decrees to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. The consent decrees do not cover the Plant City, Florida phosphate concentrates facility that we acquired as part of the CF Phosphate Assets Acquisition (the "Plant City Facility"). As discussed below, a separate consent decree was previously entered into with EPA and the FDEP with respect to RCRA compliance at Plant City.
The consent decrees (collectively, the "2015 Consent Decrees") became effective on August 5, 2016 and require the following:

•	Payment of a cash penalty of approximately $8 million, in the aggregate, which was made in August 2016.

•	Payment of up to $2.2 million to fund specific environmental projects unrelated to our facilities, of which approximately $1.0 million was paid in August 2016.

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $200 million in the aggregate.

•
Provision of additional financial assurance for the estimated costs of closure and long term care ("Gypstack Closure Costs") of our phosphogypsum management systems ("Gypstacks"). For financial reporting purposes, we recognize our estimated asset retirement obligations ("ARO"), including Gypstack Closure Costs, at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2015, the undiscounted amount of our Gypstack Closure Costs ARO, determined using the assumptions used for financial reporting purposes, was approximately $1.7 billion and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $535 million. In August 2016 we deposited cash, in the total amount of $630 million, into the RCRA Trusts, which amount is expected to increase over time with reinvestment of earnings. The amount deposited corresponds to a material portion of our estimated Gypstack Closure Costs ARO. At December 31, 2015 and September 30, 2016, amounts to be held or held in the RCRA Trusts, (including reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets. We will also issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including earnings) and the estimated closure and long-term care costs. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed.

As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the "Bonnie Facility") that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that hold in trust the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One is a trust (the "Plant City Trust") established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfies Florida financial assurance requirements at that site. The other is a trust fund (the "Bonnie Facility Trust") established to meet the requirements under Florida financial assurance regulations (the "Florida Financial Assurance Requirement") that apply to the Bonnie Facility. In the CF Phosphate Assets Acquisition, we deposited $189.2 million into the Plant City Trust as a substitute for funds that CF had deposited into trust. Based on our updated closure cost estimates, an additional $7 million was added to the Plant City Trust in the fourth quarter of 2014 and an additional $1.7 million was deposited in the third quarter of 2015 to correspond to that site's then estimated Gypstack Closure Costs. In addition, in July 2014, the FDEP approved our funding of $14.5 million into the Bonnie Facility Trust, which substituted funds that CF had deposited into an escrow account. We have since deposited an additional $6 million at various times into the Bonnie Facility Trust. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. We are also permitted to satisfy our financial assurance obligations with respect to the Bonnie and Plant City Facilities by means of alternative credit support, including surety bonds or letters of credit. In

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 2016 we arranged for the delivery of a surety bond to EPA in the face amount of approximately $260 million (the “Plant City Bond”), reflecting our updated closure cost estimates, as a substitute for the financial assurance provided through the Plant City Trust. Following agreement by EPA to this substitution, it will direct the trustee to release to Mosaic the approximately $200 million held in the Plant City Trust, which will then become unrestricted cash. We expect that to occur in the fourth quarter of 2016. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount held in the Bonnie Facility Trust.
At September 30, 2016, the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility included in our consolidated balance sheet was $92.5 million. The aggregate amount held in the Plant City Trust and the Bonnie Facility Trust exceeds the aggregate amount of AROs associated with the Plant City Facility and the Bonnie Facility because the amount required to be held in the Plant City Trust represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, while the AROs included in our Consolidated Balance Sheet reflect the discounted present value of those estimated amounts. As part of the acquisition, we also assumed ARO related to land reclamation.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the "New Source Review" requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the "CF NOV") with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in that NOV. We are negotiating the terms of a settlement with EPA that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  Based on the current status of the negotiations, we expect that our commitments will include an agreement to reduce our sulfur dioxide emissions over the next five years to comply with a sulfur dioxide ambient air quality standard enacted by EPA in 2010. In the event we are unable to finalize agreement on the terms of the settlement, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to "New Source Review" compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the CF NOV.
Other Environmental Matters. Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of "hazardous substances" into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, certain of our subsidiaries are involved or concluding involvement at several Superfund or equivalent state sites. Our remedial liability from these sites, alone or in the aggregate, currently is not expected to have a material effect on our business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.
We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff's current patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff's remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision, and on June 7, 2016, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a final decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid.  On July 18, 2016, plaintiff appealed the Patent Trial and Appeal Board’s decision to the United States Court of Appeals for the Federal Circuit. The Patent Trial and Appeal Board’s decision, if affirmed by the Federal Circuit Court of Appeals, would result in no remaining claims against us. The stay in the Missouri District Court litigation is expected to remain in place during the appellate proceedings.
We believe that the plaintiff's allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $101 million. Approximately $72 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, tax credit cases for the period from 2004 to 2013; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings.
Other Claims
We also have certain other contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contingent liabilities will have a material adverse impact on our business or financial condition, results of operations, and cash flows.
11. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency and commodity derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of September 30, 2016 and December 31, 2015, the gross asset position of our derivative instruments was $17.7 million and $6.8 million, respectively, and the gross liability position of our liability instruments was $9.4 million and $79.3 million, respectively.
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
As of September 30, 2016 and December 31, 2015, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2016	December 31, 2015
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,060.8	1,230.6
Interest rate derivatives	Interest rate	US Dollars	—	175.0
Natural gas derivatives	Commodity	MMbtu	12.5	32.4
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2016 and December 31, 2015, was $4.7 million and $53.4 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016, we would have been required to post $2.6 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2016 and December 31, 2015, the gross asset position of our foreign currency derivative instruments was $16.6 million and $5.7 million, respectively, and the gross liability position of our foreign currency derivative instruments was $5.5 million and $59.6 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2016 and December 31, 2015, the gross asset position of our commodity derivative instruments was $1.1 million and $1.0 million, respectively, and the gross liability position of our commodity instruments was $2.9 million and $16.7 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$653.5	$653.5	$1,276.3	$1,276.3
Receivables, net	512.4	512.4	675.0	675.0
Accounts payable	486.9	486.9	520.6	520.6
Structured accounts payable arrangements	223.7	223.7	481.7	481.7
Short-term debt	53.6	53.6	25.5	25.5
Long-term debt, including current portion	3,823.1	4,110.7	3,811.2	3,860.4
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
As of September 30, 2016, 15,765,025 shares of Common Stock have been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million, bringing the remaining amount that could be repurchased under this program to $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
14. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of September 30, 2016 and December 31, 2015, the net amount due to our non-consolidated companies totaled $80.9 million and $26.4 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Transactions with non-consolidated companies included in net sales	$179.4	$227.2	$467.8	$849.3
Transactions with non-consolidated companies included in cost of goods sold	125.8	211.8	453.3	608.0

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended September 30, 2016
Net sales to external customers	$676.7	$422.4	$848.2	$4.9	$1,952.2
Intersegment net sales(a)	252.9	5.7	0.3	(258.9)	—
Net sales	929.6	428.1	848.5	(254.0)	1,952.2
Gross margin(a)	101.3	39.8	70.6	1.6	213.3
Canadian resource taxes	—	14.6	—	—	14.6
Gross margin (excluding Canadian resource taxes)	101.3	54.4	70.6	1.6	227.9
Operating earnings (loss)	6.2	6.8	50.3	6.4	69.7
Depreciation, depletion and amortization expense	84.2	76.6	4.1	7.8	172.7
Capital expenditures	89.4	98.6	4.8	3.6	196.4

Three months ended September 30, 2015
Net sales to external customers	$791.2	$485.5	$824.3	$4.5	$2,105.5
Intersegment net sales(a)	241.2	6.0	0.3	(247.5)	—
Net sales	1,032.4	491.5	824.6	(243.0)	2,105.5
Gross margin(a)	198.9	96.9	60.5	(21.0)	335.3
Canadian resource taxes	—	59.1	—	—	59.1
Gross margin (excluding Canadian resource taxes)	198.9	156.0	60.5	(21.0)	394.4
Operating earnings (loss)	157.2	65.7	44.0	(20.9)	246.0
Depreciation, depletion and amortization expense	96.0	75.1	3.3	6.5	180.9
Capital expenditures	117.5	118.7	4.1	5.0	245.3

Nine months ended September 30, 2016
Net sales to external customers	$2,162.5	$1,267.8	$1,848.4	$22.0	$5,300.7
Intersegment net sales(a)	652.5	11.4	0.8	(664.7)	—
Net sales	2,815.0	1,279.2	1,849.2	(642.7)	5,300.7
Gross margin(a)	266.3	190.9	87.0	59.9	604.1
Canadian resource taxes	—	71.0	—	—	71.0
Gross margin (excluding Canadian resource taxes)	266.3	261.9	87.0	59.9	675.1
Operating earnings (loss)	35.7	110.9	34.9	63.9	245.4
Depreciation, depletion and amortization expense	284.3	231.7	11.4	18.3	545.7
Capital expenditures	291.3	309.7	16.7	16.0	633.7

Nine months ended September 30, 2015
Net sales to external customers	$2,942.9	$1,865.3	$1,899.7	$24.2	$6,732.1
Intersegment net sales(a)	646.8	9.2	1.2	(657.2)	—
Net sales	3,589.7	1,874.5	1,900.9	(633.0)	6,732.1
Gross margin(a)	716.5	633.7	109.5	(97.3)	1,362.4
Canadian resource taxes	—	192.1	—	—	192.1
Gross margin (excluding Canadian resource taxes)	716.5	825.8	109.5	(97.3)	1,554.5
Operating earnings (loss)	607.0	528.6	54.6	(115.7)	1,074.5
Depreciation, depletion and amortization expense	288.7	236.1	10.7	19.3	554.8
Capital expenditures	374.2	301.6	13.9	12.5	702.2
Total Assets
As of September 30, 2016	$7,768.3	$8,086.6	$1,634.8	$(226.5)	$17,263.2
As of December 31, 2015	8,369.8	8,363.9	1,695.6	(1,039.8)	17,389.5

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. During the three and nine months ended September 30, 2015 these transactions had the effect of increasing Phosphate segment revenues and gross margin by $101.8 million and $26.3 million, respectively. There were no intersegment sales of this type outstanding at September 30, 2016. Revenues and cost of goods sold on these Phosphates sales are eliminated in the "Corporate and Other" category similar to all other intercompany transactions.
16. Guarantee
Guarantee of Payments
Mosaic has entered into an agreement (as amended to date, the "Bridge Loan") to provide bridge funding to Gulf Marine Solutions, LLC ("GMS") to finance the purchase and construction of two articulated tug and barge units (the "ATBs") intended to transport anhydrous ammonia, primarily for Mosaic’s operations. In May 2016, the parties agreed to increase the Bridge Loan from $75 million to $185 million. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP ("Gulf Sulphur Services"), an entity in which Mosaic owns a 50% equity interest and which is operated by Mosaic’s joint venture partner. Mosaic’s joint venture partner is arranging for construction of the ATBs, utilizing funds borrowed from GMS, and will enter into a long-term transportation contract with a subsidiary of Mosaic to transport anhydrous ammonia. During the quarter ended June 30, 2016, at Mosaic's instruction, Mosaic's joint venture partner notified the barge builder of its election under the construction contract to cancel construction of the second barge unit, resulting in a charge of $43.5 million that is included in other operating expense for the nine months ended September 30, 2016. Construction of the first barge unit and the two tugs will continue as planned. At September 30, 2016, $137.0 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $52.0 million for the ATB project, which are included in long-term debt in our Condensed Consolidated Balance Sheets. These loans obtained by GMS were in turn lent to Mosaic’s joint venture partner for use in constructing the ATBs. The parties are seeking third-party financing for the ATB project, with proceeds to be utilized to repay outstanding Bridge Loans and loans from Gulf Sulphur Services. In connection with the ATB project, Mosaic has also agreed to guarantee up to $100 million of payment obligations to the barge builder. The guarantee will remain in effect until final payment under the construction agreement.
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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30,		2016-2015		September 30,		2016-2015
(in millions, except per share data)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net sales	$1,952.2	$2,105.5	$(153.3)	(7)%	$5,300.7	$6,732.1	$(1,431.4)	(21)%
Cost of goods sold	1,738.9	1,770.2	(31.3)	(2)%	4,696.6	5,369.7	(673.1)	(13)%
Gross margin	213.3	335.3	(122.0)	(36)%	604.1	1,362.4	(758.3)	(56)%
Gross margin percentage	11%	16%			11%	20%
Selling, general and administrative expenses	66.9	76.6	(9.7)	(13)%	229.6	266.3	(36.7)	(14)%
Other operating expense	76.7	12.7	64.0	NM	129.1	21.6	107.5	NM
Operating earnings	69.7	246.0	(176.3)	(72)%	245.4	1,074.5	(829.1)	(77)%
Interest expense, net	(25.5)	(24.2)	(1.3)	5%	(85.2)	(79.0)	(6.2)	8%
Foreign currency transaction gain (loss)	(32.4)	(48.6)	16.2	(33)%	70.2	(19.4)	89.6	NM
Other income (expense)	0.5	(1.1)	1.6	NM	0.3	(14.5)	14.8	NM
Earnings from consolidated companies before income taxes	12.3	172.1	(159.8)	(93)%	230.7	961.6	(730.9)	(76)%
Provision for (benefit from) income taxes	(30.1)	10.1	(40.2)	NM	(68.7)	113.4	(182.1)	NM
Earnings from consolidated companies	42.4	162.0	(119.6)	(74)%	299.4	848.2	(548.8)	(65)%
Equity in net earnings (loss) of nonconsolidated companies	(1.7)	(1.3)	(0.4)	31%	(12.8)	(1.9)	(10.9)	NM
Net earnings including noncontrolling interests	40.7	160.7	(120.0)	(75)%	286.6	846.3	(559.7)	(66)%
Less: Net earnings attributable to noncontrolling interests	1.5	0.7	0.8	114%	0.7	0.9	(0.2)	(22)%
Net earnings attributable to Mosaic	$39.2	$160.0	$(120.8)	(76)%	$285.9	$845.4	$(559.5)	(66)%
Diluted net earnings per share attributable to Mosaic	$0.11	$0.45	$(0.34)	(76)%	$0.81	$2.33	$(1.52)	(65)%
Diluted weighted average number of shares outstanding	351.5	356.0			351.7	362.3

Overview of Consolidated Results for the three months ended September 30, 2016 and 2015
Net sales were $2.0 billion for the three months ended September 30, 2016, compared to $2.1 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended September 30, 2016 were $39.2 million, or $0.11 per diluted share, compared to $160.0 million, or $0.45 per diluted share, for the year ago period. The current period results include an aggregate of $60 million in other operating expense, or $(0.18) per diluted share, related to our reserve for estimated costs associated with a sinkhole that formed at our New Wales phosphate production facility in Florida. See "New Wales Water Loss Incident" in Note 10 of our Notes to Condensed Consolidated Financial Statements for further discussion of the sinkhole. In addition, included in our current period results are restructuring expenses of $8 million, or $(0.02) per diluted share, which reflects our continuing effort to reduce future expenses, and foreign currency transaction loss of $32.4 million, or $(0.10) per diluted share, compared with a loss of $48.6 million, or $(0.12) per diluted share for the year ago quarter. Our income tax rate is lower in 2016 compared to 2015 because our deductions are relatively fixed in dollars, while our profitability has been reduced.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our net sales and operating results for the three months ended September 30, 2016 were negatively impacted by a decline in phosphates average selling prices compared to the same period in the prior year. Phosphates average selling prices in the current year period were unfavorably impacted by cautious purchasing behavior, aggressive pricing by global producers and lower grain and oilseed prices. Current period selling prices were also influenced by lower raw material prices driven by global supply and demand of sulfur and ammonia. The impact from lower selling prices was partially offset by higher sales volumes, primarily in North America and from increased sales of MicroEssentials®. Higher sales volumes in North America were driven by low pipeline inventory levels and concerns about tightness in product availability in the current year quarter. Higher sales volumes of MicroEssentials® reflect growth in our premium product channels, primarily in Brazil.
Net sales and operating results were also unfavorably impacted by lower potash average selling prices in the current year period compared to the same period in the prior year. In 2016, potash average selling prices have been negatively impacted by the global competitive environment, driven by a strengthening of the U.S. dollar versus significantly devalued local currencies of other producers. Potash prices have also been influenced by lower global grain and oilseed prices. The decline in potash prices was partially offset by higher sales volumes for the quarter ended September 30, 2016 resulting from pent up demand combined with a reduction in output across the industry. Strong demand in North America was also driven by a strong fall season and anticipation of price increases throughout the remainder of 2016. Higher international sales volumes in the current year period compared to the same period in the prior year were driven by a difference in the timing of settlement of the China and India contracts which were settled in the third quarter of 2016.
Other Highlights
During the three months ended September 30, 2016:

•	We continued to execute against our cost saving initiatives in ways that are positively impacting financial results.

◦	We are on track to meet the goal we set to achieve $500 million in cost savings by the end of 2018.

◦
We are targeting an additional $75 million in savings in our support functions and expect to realize most of these savings in 2017. Selling, general and administrative expenses were the lowest quarterly amount in the last nine years, benefiting from our ongoing expense management initiatives.

◦	We are managing our capital through reducing or eliminating certain capital spending.

◦
In July 2016, we temporarily idled our Colonsay, Saskatchewan potash mine for the remainder of 2016 in light of reduced customer demand while adapting to challenging potash market conditions. Our lower-cost Esterhazy and Belle Plaine mines, in combination with current inventory, are allowing us to meet our short-term potash supply needs.

•
We made an equity contribution of $120 million to Ma'aden Wa'ad Al Shamal Phosphate Company (the "MWSPC") representing the remaining liability for our portion of mineral rights value transferred to MWSPC from Saudi

Arabian Mining Company ("Ma'aden"). We estimate the cost to develop and construct the integrated phosphate production facilities to be approximately $8 billion. We and our joint venture partners expect the remaining amount to be funded through external debt facilities and investments by the joint venture members. MWSPC began ammonia production during the quarter.

•	Our Esterhazy K3 mine development remained on track to start producing ore in 2017.

•
We recorded a net unrealized mark-to-market loss on derivatives of $8.4 million, or $(0.02) per diluted share, compared with a loss of $22.2 million, or $(0.05) per diluted share, in the same period a year ago.

During the three months ended September 30, 2015:

•
We repurchased 1,891,620 shares of Common Stock in the open market for approximately $74.9 million under the $1.5 billion repurchase program authorized by our Board of Directors in May 2015 (the "2015 Repurchase Program"). In addition, on July 28, 2015, we received 2,773,514 shares of Common Stock upon the closing of an accelerated share repurchase transaction that we had entered into in May 2015.

Overview of Consolidated Results for the nine months ended September 30, 2016 and 2015
Net earnings attributable to Mosaic for the nine months ended September 30, 2016 were $285.9 million, or $0.81 per diluted share, compared to $845.4 million, or $2.33 per diluted share, for the same period a year ago. Net earnings for the nine months ended September 30, 2016, included the items discussed above, discrete income tax benefits of $61 million, or $0.18 per diluted share, a foreign currency transaction gain of $70.2 million, or $0.16 per diluted share and unrealized mark-to-market gains on derivatives of $74.1 million, or $0.19 per diluted share. In addition, reflected in current year results are the impact of actions we have taken to lower spending on capital projects and reduce expenses, including a loss on the write-off of construction in process of approximately $44 million, or $(0.11) per diluted share, the write-off of a capital project at one of our equity investments, of which our share was approximately $24 million, or $16 million after tax and $(0.05) per diluted share, and restructuring expenses of $19 million, or $(0.05) per diluted share. Included in net earnings for the nine months ended September 30, 2015 are discrete income tax benefits of $41 million, or $0.11 per diluted share, a foreign currency transaction loss of $19.4 million, or $(0.05) per diluted share and an unrealized mark-to-market loss of $33.4 million, or $(0.08) per diluted share.
Results for the nine months ended September 30, 2016 and 2015 reflected the factors discussed above for the three months ended September 30, 2016 and 2015, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Lower phosphates average selling prices, partially offset by lower raw material costs, negatively impacted operating earnings for the nine months ended September 30, 2016, compared to the same period in the prior year. Current year selling prices were unfavorably impacted by cautious purchasing behavior in North America as customers were unwilling to carry inventory following the spring season, and aggressive pricing behavior by global competitors. Prices were also influenced by grain and oilseed prices and lower raw material costs, as discussed above.
Operating earnings for the nine months ended September 30, 2016, were also unfavorably impacted by lower potash selling prices compared to the same period in the prior year. Lower potash average selling prices were driven by the reasons mentioned above in the three-month period discussion. Delays in settlement of the Chinese potash contract and high inventory levels early in 2016 also added downward pressure to potash selling prices during the first half of 2016.
Other noteworthy matters during the nine months ended September 30, 2016 included:

•	We made equity contributions of $220 million to MWSPC. At September 30, 2016, our total investment in MWSPC is approximately $707.5 million.

•
We entered into an accelerated share repurchase transaction in February 2016 (the "2016 ASR") to repurchase shares of our Common Stock for a payment of $75 million under the 2015 Repurchase Program. The 2016 ASR was settled on March 29, 2016 and we received a total of 2,766,558 shares of Common Stock. The final average price per share was $27.11.

•	We received insurance proceeds of $28 million related to the collapse of a warehouse roof at our Carlsbad, New Mexico location in 2014, which are included in other operating income.

During the nine months ended September 30, 2015:

•	Our Board of Directors approved an increase in our annual dividend to $1.10 from $1.00 per share, which was effective in May 2015.

•	We repurchased 15,558,744 shares of Common Stock in the open market for an aggregate of approximately $698.2 million.

•	We made an equity contribution of $125 million to MWSPC.

•	We completed the integration of our December 2014 purchase of Archer Daniels Midland Company's fertilizer distribution business and working capital in Brazil and Paraguay (the "ADM Acquisition").

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2016-2015		September 30,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net sales:
North America	$474.4	$569.9	$(95.5)	(17)%	$1,547.9	$1,957.5	$(409.6)	(21)%
International	455.2	462.5	(7.3)	(2)%	1,267.1	1,632.2	(365.1)	(22)%
Total	929.6	1,032.4	(102.8)	(10)%	2,815.0	3,589.7	(774.7)	(22)%
Cost of goods sold	828.3	833.5	(5.2)	(1)%	2,548.7	2,873.2	(324.5)	(11)%
Gross margin	$101.3	$198.9	$(97.6)	(49)%	$266.3	$716.5	$(450.2)	(63)%
Gross margin as a percentage of net sales	11%	19%			9%	20%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	849	709	140	20%	2,538	2,555	(17)	(1)%
International - DAP/MAP (a)(b)	866	819	47	6%	2,544	2,797	(253)	(9)%
MicroEssentials® (b)	658	389	269	69%	1,694	1,345	349	26%
Feed and Other (b)	148	132	16	12%	400	436	(36)	(8)%
Total Phosphates Segment Tonnes	2,521	2,049	472	23%	7,176	7,133	43	1%
Average selling price per tonne:
DAP (FOB plant)	$326	$451	$(125)	(28)%	$341	$453	$(112)	(25)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$287	$418	$(131)	(31)%	$323	$450	$(127)	(28)%
Sulfur (long ton)	93	151	(58)	(38)%	111	153	(42)	(27)%
Blended rock (metric tonne)	60	61	(1)	(2)%	61	61	—	0%
Production volume (in thousands of metric tonnes)	2,461	2,434	27	1%	7,061	7,235	(174)	(2)%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended September 30, 2016 and 2015
The Phosphates segment’s net sales were $0.9 billion for the three months ended September 30, 2016, compared to $1.0 billion for the three months ended September 30, 2015. Lower average selling prices in the current year period resulted in decreased net sales of approximately $290 million, partially offset by higher sales volumes, which had a favorable impact on net sales of approximately $190 million.
Our average diammonium phosphate ("DAP") selling price was $326 per tonne for the three months ended September 30, 2016, a decrease of 28% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes increased to 2.5 million tonnes for the three months ended September 30, 2016, compared to 2.1 million tonnes for the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment decreased to $101.3 million for the three months ended September 30, 2016, from $198.9 million for the three months ended September 30, 2015. Lower average selling prices negatively impacted gross margin by approximately $290 million. This was partially offset by the benefit of higher sales volumes of approximately

$40 million and lower raw material costs of approximately $120 million, as further discussed below. As a result of these factors, gross margin as a percentage of net sales was 11% for the three months ended September 30, 2016, compared to 19% for the same period in the prior year.
The average consumed price for ammonia for our North American operations decreased to $287 per tonne for the three months ended September 30, 2016, from $418 in the same period a year ago. The average consumed sulfur price for our North American operations decreased to $93 per long ton for the three months ended September 30, 2016, from $151 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock decreased to $60 per tonne for the three months ended September 30, 2016 compared to $61 per tonne for the three months ended September 30, 2015. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was 7% for the three months ended September 30, 2016, compared to 4% for the prior year period.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients increased slightly to 2.5 million tonnes for the three months ended September 30, 2016, from 2.4 million tonnes in the prior year period. Our operating rate for processed phosphate production increased to 84% for the quarter ended September 30, 2016, compared to 83% in the same period of the prior year.
Our North American phosphate rock production was 3.7 million tonnes for the three months ended September 30, 2016 compared with 3.5 million tonnes during the same period a year ago.
Nine months ended September 30, 2016 and 2015
The Phosphates segment’s net sales were $2.8 billion for the nine months ended September 30, 2016 compared to $3.6 billion for the nine months ended September 30, 2015. The decrease was primarily due to lower average selling prices that resulted in a decrease in net sales of approximately $760 million.
Our average DAP selling price was $341 per tonne for the nine months ended September 30, 2016, a decrease of $112 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes increased slightly to 7.2 million tonnes for the nine months ended September 30, 2016 from 7.1 million for the same period a year ago. The increase was due to an increase in MicroEssentials® sales volumes, partially offset by lower International sales volumes of DAP and MAP.
Gross margin for the Phosphates segment decreased to $266.3 million for the nine months ended September 30, 2016, from $716.5 million in the nine months ended September 30, 2015. Lower average selling prices resulted in a decrease to gross margin of approximately $760 million. This was partially offset by lower raw material costs of approximately $270 million. As a result of these factors, gross margin as a percentage of net sales decreased to 9% for the nine months ended September 30, 2016, from 20% for the nine months ended September 30, 2015.
The average consumed price for ammonia for our North American operations was $323 per tonne for the nine months ended September 30, 2016, compared to $450 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $111 per long ton for the nine months ended September 30, 2016, from $153 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock was $61 per tonne for the nine months ended September 30, 2016 and 2015. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was 8% for the nine months ended September 30, 2016, compared to 7% in the prior year period.
Phosphates production of crop nutrient dry concentrates and animal feed ingredients decreased to 7.1 million tonnes for the nine months ended September 30, 2016, from 7.2 million tonnes for the same period of the prior year.
Our North American phosphate rock production decreased to 10.4 million tonnes for the nine months ended September 30, 2016 compared to 10.6 million for the nine months ended September 30, 2015. We generally manage our rock production consistent with our long term mine plans.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2016-2015		September 30,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net sales:
North America	$233.2	$250.1	$(16.9)	(7)%	$779.1	$1,003.6	$(224.5)	(22)%
International	194.9	241.4	(46.5)	(19)%	500.1	870.9	(370.8)	(43)%
Total	428.1	491.5	(63.4)	(13)%	1,279.2	1,874.5	(595.3)	(32)%
Cost of goods sold	388.3	394.6	(6.3)	(2)%	1,088.3	1,240.8	(152.5)	(12)%
Gross margin	$39.8	$96.9	$(57.1)	(59)%	$190.9	$633.7	$(442.8)	(70)%
Gross margin as a percentage of net sales	9%	20%			15%	34%
Canadian resource taxes (CRT)	14.6	59.1	(44.5)	(75)%	71.0	192.1	(121.1)	(63)%
Gross margin (excluding CRT)(a)	$54.4	$156.0	$(101.6)	(65)%	$261.9	$825.8	$(563.9)	(68)%
Gross margin (excluding CRT) as a percentage of net sales(a)	13%	32%			20%	44%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	806	419	387	92%	2,438	1,637	801	49%
International(b)	1,270	1,041	229	22%	2,923	3,833	(910)	(24)%
Total	2,076	1,460	616	42%	5,361	5,470	(109)	(2)%
Non-agricultural	132	166	(34)	(20)%	429	525	(96)	(18)%
Total Potash Segment Tonnes	2,208	1,626	582	36%	5,790	5,995	(205)	(3)%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$160	$293	$(133)	(45)%	$171	$338	$(167)	(49)%
MOP - International	146	236	(90)	(38)%	162	243	(81)	(33)%
MOP - Average(d)	160	265	(105)	(40)%	179	279	(100)	(36)%

Production volume (in thousands of metric tonnes)	1,662	1,749	(87)	(5)%	5,448	6,560	(1,112)	(17)%

(a) Gross margin (excluding CRT), a non-GAAP measure, is calculated as GAAP gross margin less Canadian resource taxes ("CRT"). Gross margin (excluding CRT) as a percentage of net sales is calculated as GAAP gross margin less CRT, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader's ability to compare our GAAP gross margin with that of other companies that incur CRT expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for our Potash segment affords them greater transparency in assessing our financial performance against competitors' gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page 36.
(b) Includes sales volumes to our International Distribution segment.
(c) This price excludes industrial and feed selling prices which are typically at a lag due to the nature of the contracts.
(d) This price includes industrial and feed sales.

Three months ended September 30, 2016 and 2015
The Potash segment’s net sales decreased to $428.1 million for the three months ended September 30, 2016, compared to $491.5 million in the same period a year ago. The decrease was due to lower average selling prices that resulted in decreased net sales of approximately $240 million, partially offset by higher sales volumes which had a favorable impact on net sales of approximately $180 million.
Our average MOP selling price was $160 per tonne for the three months ended September 30, 2016, a decrease of $105 per tonne when compared to the same period a year ago due to the factors discussed in the Overview.
The Potash segment’s sales volumes increased to 2.2 million tonnes for the three months ended September 30, 2016, compared to 1.6 million in the same period a year ago, due to the factor discussed in the Overview.
Gross margin for the Potash segment decreased to $39.8 million for the three months ended September 30, 2016, from $96.9 million in the same period of the prior year. Gross margin was negatively impacted by approximately $240 million due to lower average selling prices mentioned above and lower profit on sales of our K-Mag® as prices decreased due to pressure from other potash products, partially offset by a favorable impact of approximately $100 million from the increase in sales volumes. Gross margin was positively impacted by approximately $40 million related to the benefit of cost-saving initiatives, including the idling of our Colonsay mine, and realized mark-to-market foreign currency derivative gains. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 9% for the three months ended September 30, 2016, compared to 20% for the same period a year ago.
We incurred $14.6 million in Canadian resource taxes for the three months ended September 30, 2016, compared with $59.1 million in the same period a year ago. These taxes decreased due to lower profitability in the current year. Royalty expense decreased to $4.3 million for the three months ended September 30, 2016, compared to $6.7 million for the three months ended September 30, 2015 due to lower selling prices and lower production.
We incurred $37.7 million in expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended September 30, 2016, compared to $37.4 million for the three months ended September 30, 2015. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended September 30, 2016, potash production was 1.7 million tonnes compared to 1.8 million for the three months ended September 30, 2015. Our operating rate for potash production was 63% for the current year period compared to 67% in the prior year period. On July 13, 2016, we announced that we would idle our Colonsay, Saskatchewan potash mine for the remainder of 2016 in light of reduced customer demand, which enabled us to better manage our inventory levels and control costs.
Nine months ended September 30, 2016 and 2015
The Potash segment’s net sales decreased to $1.3 billion for the nine months ended September 30, 2016, compared to $1.9 billion in the same period a year ago. The decrease was primarily due to lower average selling prices that resulted in a decrease in net sales of approximately $650 million, partially offset by higher sales volumes in North America during the current year period, which had a favorable impact on net sales of approximately $60 million compared to the prior year.
Our average MOP selling price was $179 per tonne for the nine months ended September 30, 2016, a decrease of $100 per tonne compared with the same period a year ago due to the factors discussed in the Overview.

The Potash segment’s sales volumes decreased to 5.8 million tonnes for the nine months ended September 30, 2016, compared to 6.0 million tonnes in the same period a year ago, due to a decrease in International sales volumes resulting from the late settlement of the China and India contracts as discussed in the Overview.
Gross margin for the Potash segment decreased to $190.9 million for the nine months ended September 30, 2016, from $633.7 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $650 million related to lower selling prices, partially offset by approximately $80 million due to sales mix as we had higher volumes in North America compared to the prior year. Gross margin was also unfavorably impacted by approximately $10 million from higher fixed costs absorption partially offset by the benefit of a weaker Canadian dollar and the benefit of cost-saving initiatives. These and other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 15% for the nine months ended September 30, 2016, compared to 34% for the same period a year ago.
We incurred $71.0 million in Canadian resource taxes for the nine months ended September 30, 2016, compared with $192.1 million in the same period a year ago. These taxes decreased due to lower profitability in the current year. Royalty expense decreased to $15.6 million for the nine months ended September 30, 2016, compared to $27.0 million for the nine months ended September 30, 2015 due to lower selling prices and lower production.
We incurred $117.0 million in expenses, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2016, compared to $126.3 million in the nine months ended September 30, 2015.
For the nine months ended September 30, 2016, potash production decreased to 5.4 million tonnes compared to 6.6 million tonnes for the nine months ended September 30, 2015, as we scaled operations to meet demand. The difference was also due to the fact that we were rebuilding previously depleted inventory levels in the prior year period. In July 2016, we took additional steps to scale our operations, with our announcement to idle our Colonsay mine, as noted above in the three-month discussion.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2016-2015		September 30,		2016-2015
(in millions, except price per tonne or unit)	2016	2015	Change	Percent	2016	2015	Change	Percent
Net Sales	$848.5	$824.6	$23.9	3%	$1,849.2	$1,900.9	$(51.7)	(3)%
Cost of goods sold	777.9	764.1	13.8	2%	1,762.2	1,791.4	(29.2)	(2)%
Gross margin	$70.6	$60.5	$10.1	17%	$87.0	$109.5	$(22.5)	(21)%
Gross margin as a percent of net sales	8%	7%			5%	6%
Gross margin per sales tonne	$32	$30			$18	$24
Sales volume (in thousands of metric tonnes)
Total	2,212	2,046	166	8%	4,892	4,500	392	9%
Realized prices ($/tonne)
Average price (FOB destination)(a)	$380	$400	$(20)	(5)%	$374	$418	$(44)	(11)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	396	349	47	13%	1,068	850	218	26%
MicroEssentials® from Mosaic	303	155	148	95%	707	479	228	48%
Potash from Mosaic/Canpotex	473	556	(83)	(15)%	1,655	1,574	81	5%

(a) Average price of all products sold by International Distribution.
Three months ended September 30, 2016 and 2015
The International Distribution segment’s net sales increased to $848.5 million for the three months ended September 30, 2016, from $824.6 million in the same period a year ago. The increase in net sales was due to higher sales volumes that resulted in a favorable impact of approximately $65 million, partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $40 million.
The average selling price of $380 per tonne in the current year quarter decreased from $400 per tonne in the same period of the prior year driven by a decline in global crop nutrient prices and a change in the mix of products sold. The International Distribution segment’s sales volume increased to 2.2 million tonnes for the three months ended September 30, 2016 from 2.0 million tonnes in the same period a year ago, primarily due to strong demand and growth in MicroEssentials® sales in Brazil as a result of more available credit and our focused efforts to grow premium product sales.
Total gross margin for the three months ended September 30, 2016, increased to $70.6 million from $60.5 million in the prior year period, driven by higher sales volumes as discussed above. Gross margin per tonne was $32 per tonne for the three months ended September 30, 2016 compared to $30 per tonne for prior year period.
Nine months ended September 30, 2016 and 2015
The International Distribution segment’s net sales were $1.8 billion for the nine months ended September 30, 2016 compared to $1.9 billion in the prior year period. Lower average selling prices had an unfavorable impact on net sales of approximately $220 million, offset by a favorable impact of approximately $160 million from higher sales volumes when compared to the prior year period.
The overall average selling price decreased $44 per tonne to $374 per tonne for the nine months ended September 30, 2016 primarily due to declines in global crop nutrient prices.

The International Distribution segment’s sales volume increased to 4.9 million tonnes for the nine months ended September 30, 2016, from 4.5 million tonnes in the same period a year ago, primarily driven by an overall increase in demand in Brazil and India.
Our total gross margin for the nine months ended September 30, 2016, decreased to $87.0 million from $109.5 million in the same period in the prior year due to lower average selling price as discussed above. Gross margin per tonne decreased to $18 per tonne from $24 per tonne for the same period of the prior year primarily due to unfavorable inventory positions as a result of foreign currency impacts and competitive pricing pressure during the first six months of 2016.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 15 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, and debt expenses.
For the three months ended September 30, 2016, gross margin for Corporate, Eliminations and Other was a gain of $1.6 million, compared to a loss of $21.0 million for the same period in the prior year. The change was driven by $8.4 million in net unrealized losses in the current quarter, primarily on foreign currency derivatives, compared to losses of $22.2 million in the prior year period, primarily on foreign currency derivatives. In addition, a lower elimination of profit on intersegment sales in 2016 contributed a change of approximately $8 million.
For the nine months ended September 30, 2016, gross margin was a gain of $59.9 million compared to a loss of $97.3 million in the same period of the prior year. The change was driven by $74.1 million in net unrealized gains in the current year, primarily on foreign currency derivatives, compared to a loss of $33.4 million in the prior year period, primarily on foreign currency derivatives. In addition, a lower elimination of profit on intersegment sales in 2016 contributed a change of approximately $53 million.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2016-2015		September 30,		2016-2015
(in millions)	2016	2015	Change	Percent	2016	2015	Change	Percent
Selling, general and administrative expenses	$66.9	$76.6	$(9.7)	(13)%	$229.6	$266.3	$(36.7)	(14)%
Other operating expense	76.7	12.7	64.0	NM	129.1	21.6	107.5	NM
Interest (expense)	(33.7)	(35.3)	1.6	(5)%	(104.3)	(101.9)	(2.4)	2%
Interest income	8.2	11.1	(2.9)	(26)%	19.1	22.9	(3.8)	(17)%
Interest expense, net	(25.5)	(24.2)	(1.3)	5%	(85.2)	(79.0)	(6.2)	8%
Foreign currency transaction gain (loss)	(32.4)	(48.6)	16.2	(33)%	70.2	(19.4)	89.6	NM
Other income (expense)	0.5	(1.1)	1.6	NM	0.3	(14.5)	14.8	NM
Provision for (benefit from) income taxes	(30.1)	10.1	(40.2)	NM	(68.7)	113.4	(182.1)	NM
Equity in net earnings (loss) of nonconsolidated companies	(1.7)	(1.3)	(0.4)	31%	(12.8)	(1.9)	(10.9)	NM
Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2016, selling, general and administrative expenses were $66.9 million and $229.6 million, respectively, compared to $76.6 million and $266.3 million for the same periods of the prior year. The lower expense for the three and nine months ended September 30, 2016 is primarily due to the effect of cost reduction initiatives and lower incentive compensation in the current year.

Other Operating Expense
For the three months ended September 30, 2016, we had other operating expense of $76.7 million compared with $12.7 million for the same period in the prior year. The three months ended September 30, 2016 include an expense of $60 million related to our reserve for estimated costs associated with a sinkhole that formed at our New Wales phosphate production facility in Florida, which is discussed further in Note 10 to our Condensed Consolidated Financial Statements in this report.
For the nine months ended September 30, 2016, we had other operating expense of $129.1 million compared with $21.6 million for the same period in the prior year. The increase is attributable to the item described above, a loss of $44 million related to the cancellation of construction of a barge intended to transport ammonia as further explained in Note 16 of our Notes to Condensed Consolidated Financial Statements, and $19 million of severance costs related to organizational restructuring, partially offset by the receipt of approximately $28 million in insurance proceeds in the first quarter of 2016 related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014.
Foreign Currency Transaction Gain (Loss)
For the three and nine months ended September 30, 2016, we recorded a foreign currency transaction loss of $32.4 million and gain of $70.2 million, respectively, compared with losses of $48.6 million and $19.4 million, respectively, for the same periods in the prior year. For the three months ended September 30, 2016, the loss was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans. For the nine months ended September 30, 2016, the gain was mainly the result of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and the weakening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables.
For the three and nine months ended September 30, 2015, the losses were mainly due to the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables. During the prior year quarter, we entered into U.S. dollar-denominated intercompany debt held by our Canadian affiliates which more than offset our U.S. dollar-denominated intercompany receivables and U.S. dollar cash held by our Canadian affiliates.
Other Income (Expense)
For the three and nine months ended September 30, 2016, we had other income of $0.5 million and $0.3 million, respectively, compared with expense of $1.1 million and $14.5 million, respectively, for the same periods in the prior year. The nine months ended September 30, 2015 include the write down of an equity investment of approximately $8 million.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three months ended September 30, 2016, we had a loss from equity of nonconsolidated companies of $1.7 million, net of tax, compared to loss of $1.3 million, net of tax, for the same period in the prior year. For the nine months ended September 30, 2016 and 2015, we had losses of $12.8 million, net of tax, and $1.9 million, net of tax, respectively. The loss in the nine-month period in the current year is due to the decision by Canpotex Limited ("Canpotex") not to proceed with construction of a new export terminal at the Port of Prince Rupert in British Columbia, as Canpotex determined it currently has sufficient port access and terminal capacity options to meet its needs. Mosaic's share of the loss was $24 million, or $16 million net of tax.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

September 30, 2016	(244.7)%	$(30.1)
September 30, 2015	5.9%	10.1

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2016	(29.8)%	$(68.7)
September 30, 2015	11.8%	113.4

Income tax benefit was $30.1 million and $68.7 million and the effective tax rates were (244.7%) and (29.8%) for the three and nine months ended September 30, 2016.
For the three months ended September 30, 2016, tax expense specific to the period included a benefit of $1.6 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the nine months ended September 30, 2016, tax expense specific to the period included a benefit of $60.7 million, which includes a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $17.9 million expense related to distributions from certain non-U.S. subsidiaries and $7.2 million of expense primarily related to changes in estimates from prior periods.
For the three and nine months ended September 30, 2016, our income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion when compared to the three and nine months ended September 30, 2015. Our income tax rate is lower in 2016 compared to 2015 because our deductions are relatively fixed in dollars, while our profitability has been reduced; therefore, the deductions are a larger percentage of income. In addition, for the three months ended September 30, 2016, the benefit from income taxes was favorably impacted by approximately $28 million from the cumulative adjustment resulting from the change in our estimated annual tax rate.
For the three and nine months ended September 30, 2015, our income tax expense was $10.1 million and $113.4 million and the effective tax rates were 5.9% and 11.8%, respectively. For the nine months ended September 30, 2015, tax expense specific to the period included a benefit of $40.5 million, which included a benefit of $18.4 million related to the resolution of certain state tax matters, a benefit of $14.6 million primarily related to changes in estimates associated with an Advanced Pricing Agreement, which is a tax treaty-based process, and a reduction in the tax rate change for one of our equity method investments, resulting in a benefit of $7.5 million.
Non-GAAP Reconciliation

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Sales	$428.1	$491.5	$1,279.2	$1,874.5
Gross margin	39.8	96.9	190.9	633.7
Gross margin as a percentage of net sales	9%	20%	15%	34%
Canadian resource taxes	14.6	59.1	71.0	192.1
Gross margin, (excluding CRT)	$54.4	$156.0	$261.9	$825.8
Gross margin (excluding CRT) as a percentage of net sales	13%	32%	20%	44%
In addition to gross margin for the Potash segment, we have presented in the Management's Analysis above, gross margin (excluding CRT), calculated as GAAP gross margin less CRT, and gross margin (excluding CRT) as a percentage of net sales, calculated as GAAP gross margin less CRT, divided by sales. Each is, or is calculated based on, a non-GAAP financial measure. Generally, a non-GAAP financial measure is a supplemental numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales is a measure of financial performance under GAAP. Because not all companies use identical calculations, investors should consider that Mosaic’s calculation may not be comparable to other similarly titled measures presented by other companies.
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
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $653.5 million, plus restricted cash and marketable securities held in trust to fund future obligations of $868.0 million, long-term debt, including current maturities, of approximately $3.8 billion, and stockholders’ equity of approximately $9.9 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our financial strength and flexibility, maintaining our assets, paying our dividend, investing to grow our business, taking advantage of strategic opportunities and returning excess cash to shareholders in order to maintain an efficient balance sheet. During the nine months ended September 30, 2016, we invested $633.7 million in capital expenditures, $220.0 million in MWSPC and $130.0 million in an affiliate as further discussed in Investing Activities below. We also returned cash to shareholders through share repurchases of $75.0 million (through the ASR as discussed in Note 13 of our Condensed Consolidated Financial Statements in this report) and cash dividends of $288.8 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At September 30, 2016, we had $1.48 billion available under our $1.5 billion credit facility. Our credit facility and term loan facility require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of September 30, 2016.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Nearly all of our cash and cash equivalents are held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2016. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $400 million of cash balances associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use the $400 million in cash for non-U.S. expansions and other investments outside the U.S.

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2016 and 2015:

(in millions)	Nine months ended
	September 30,		2016-2015
Cash Flow	2016	2015	Change	Percent
Net cash provided by operating activities	$944.9	$1,520.7	$(575.8)	(38)%
Net cash used in investing activities	(1,012.4)	(1,348.9)	336.5	(25)%
Net cash used in financing activities	(634.1)	(1,028.8)	394.7	(38)%
Operating Activities
During the nine months ended September 30, 2016, net cash provided by operating activities decreased by $575.8 million to $944.9 million, from $1.5 billion for the nine months ended September 30, 2015. Our results of operations, after non-cash adjustments to net earnings, contributed $765.9 million to cash flows from operating activities during the nine months ended September 30, 2016, compared to a contribution of $1.5 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2016, we had a favorable working capital change of $179.0 million from December 31, 2015, compared to a favorable change of $23.1 million during the nine months ended September 30, 2015.
The change in working capital for the nine months ended September 30, 2016, was primarily driven by a favorable impact from the change in accounts receivable and inventory of $122.1 million and $158.5 million, respectively, partially offset by an unfavorable impact from the change in accounts payable and accrued liabilities of 162.7 million. The change in accounts receivable was due to a decline in our average selling prices and the timing of sales as we had lower sales volumes in September 2016 compared to December 2015. The change in inventories was primarily due to the lower cost of raw materials and inventory purchases in the current year period. The decrease in accounts payable and accrued liabilities was primarily due to the lower cost of raw material purchases and lower incentive accruals in the current year.
In the prior year period, the change in working capital was primarily driven by a favorable impact from the change in accounts payable and accrued liabilities partially offset by the change in other current and noncurrent assets. The increase in accounts payable and accrued liabilities for the nine months ended September 30, 2015 was primarily due to an increase in inventory purchases in our International Distribution business, primarily related to the ADM Acquisition, and the timing of payments as we had extended terms in Brazil as well. Other current and noncurrent assets unfavorably impacted working capital for the nine months ended September 30, 2015 due to an increase in our final price deferred product, which is product shipped to customers not yet priced.
Investing Activities
Net cash used in investing activities was $1.0 billion for the nine months ended September 30, 2016, compared to $1.3 billion for the same period a year ago. Included in net cash used in investing activities in the current year period is an investment of $220.0 million in MWSPC compared to $125.0 million during the nine months ended September 30, 2015. In addition, we invested $130.0 million in an affiliate in the current year, for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 16 of our Condensed Consolidated Financial Statements in this report. In the current year period, we had capital expenditures of $633.7 million, compared to $702.2 million in the prior year period.
Included in the prior year period was $630 million, classified as restricted cash, which was set aside to be placed into two trust funds that were later created to provide additional financial assurance for the estimated costs of closure and long term care of our Florida and Louisiana phosphogypsum management systems, as described further in Note 10 of our Condensed Consolidated Financial Statements. Also, in the prior year period, we received $54.4 million from MWSPC and $47.9 million related to a working capital adjustment from the ADM Acquisition.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016, was $634.1 million, compared to $1.0 billion for the same period in the prior year. Cash used in financing activities reflected shares repurchased during the nine months ended September 30, 2016, of approximately $75.0 million under our 2015 Repurchase Program, and dividends paid of $288.8 million. The difference from the prior year was primarily due to higher share repurchases in the prior year period, partially offset by higher net payments of structured payables in the current year period.
Debt Instruments, Guarantees and Related Covenants
See Note 10 to the Consolidated Financial Statements in our 10-K Report and Note 16 to the Condensed Consolidated Financial Statements in this report.
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

Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about MWSPC and its nature, impact and benefits, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
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

•
the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of proving runs by members of Canpotex, Limited ("Canpotex") to prove the production capacity of potash expansion projects;

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

•
changes in the environmental and other governmental regulation that applies to our operations, including federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting or related to greenhouse gas emissions, including carbon taxes or other measures that may be proposed in Canada or other jurisdictions in which we operate, or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;

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

•
strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations, and the potential costs and effects of compliance with new regulations affecting our workforce, which increasingly focus on wages and hours, healthcare, retirement and other employee benefits;

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

•
difficulties in realizing benefits under our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc., which will commence in 2017, including the risks that the cost savings initially anticipated from the agreement may not be fully realized over its term or that the price of natural gas or the market price for ammonia during the agreement's term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.
Material uncertainties and other factors known to us are discussed in Item 1A, "Risk Factors," of our annual report on Form 10-K for the year ended December 31, 2015 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact on interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 13 to the Consolidated Financial Statements in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
As of September 30, 2016 and December 31, 2015, the fair value of our major foreign currency exchange contracts was $11.1 million and $(54.0) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2016			As of December 31, 2015
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2016	2017		2016	2017
Foreign Currency Exchange Forwards
Canadian Dollar			$6.2			$(48.4)
Notional (million US$) - long Canadian dollars	$137.9	$256.3		$668.1	$78.4
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3411	1.3265		1.2873	1.3388
Foreign Currency Exchange Collars
Canadian Dollar			$(0.6)			$(3.8)
Notional (million US$)	$15.4	39.9		$63.3	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3480	1.3336		1.3090	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.2500	1.2300		1.2219	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$7.1			$(1.3)
Notional (million US$) - short Brazilian real	$266.4	$—		$211.3	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.2981	—		3.9130	—
Notional (million US$) - long Brazilian real	$124.4	$30.0		$59.5	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.4258	3.7227		3.6386	—
Indian Rupee			$(1.6)			$(0.5)
Notional (million US$) - short Indian rupee	$115.5	$45.0		$136.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	67.9552	68.6735		67.0696	—
Total Fair Value			$11.1			$(54.0)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 11 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of September 30, 2016 and December 31, 2015, the fair value of our natural gas commodities contracts was $(1.7) million and $(16.3) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2016			As of December 31, 2015
	Expected Maturity Date			Expected Maturity Date
	Years ending December 31,			Years ending December 31,
	2016	2017	Fair Value	2016	2017	Fair Value
Natural Gas Swaps			$(1.7)			$(16.3)
Notional (million MMBtu) - long	3.7	8.8		23.5	8.9
Weighted Average Rate (US$/MMBtu)	$2.79	$2.82		$2.76	$2.75
Total Fair Value			$(1.7)			$(16.3)
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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2016.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 10 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceeding in addition to those described in Note 10 of our Condensed Consolidated Financial Statements in this report:

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

November 1, 2016

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