Form 10-Q
period 2017-03-31
MOSAIC CO
filed 2017-05-03
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 351,017,170 shares of Common Stock as of April 28, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net sales	$1,578.1	$1,674.0
Cost of goods sold	1,448.5	1,437.3
Gross margin	129.6	236.7
Selling, general and administrative expenses	80.9	89.8
Other operating expense (income)	18.6	(16.5)
Operating earnings	30.1	163.4
Interest expense, net	(25.8)	(26.1)
Foreign currency transaction gain	8.9	87.8
Other income (expense)	(4.5)	0.6
Earnings from consolidated companies before income taxes	8.7	225.7
Provision for (benefit from) income taxes	9.7	(28.7)
Earnings (loss) from consolidated companies	(1.0)	254.4
Equity in net earnings (loss) of nonconsolidated companies	(0.1)	2.5
Net earnings (loss) including noncontrolling interests	(1.1)	256.9
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	0.1
Net earnings (loss) attributable to Mosaic	$(0.9)	$256.8
Basic net earnings (loss) per share attributable to Mosaic	$—	$0.73
Basic weighted average number of shares outstanding	350.5	351.3
Diluted net earnings (loss) per share attributable to Mosaic	$—	$0.73
Diluted weighted average number of shares outstanding	350.5	353.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net earnings (loss) including noncontrolling interest	$(1.1)	$256.9
Other comprehensive income, net of tax
Foreign currency translation, net of tax	37.4	266.0
Net actuarial gain and prior service cost, net of tax	2.7	1.6
Amortization of loss on interest rate swap, net of tax	0.6	0.8
Net gain on marketable securities held in trust fund, net of tax	2.4	—
Other comprehensive income	43.1	268.4
Comprehensive income	42.0	525.3
Less: Comprehensive income attributable to noncontrolling interest	1.0	1.2
Comprehensive income attributable to Mosaic	$41.0	$524.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$675.3	$673.1
Receivables, net	577.8	627.8
Inventories	1,533.7	1,391.1
Other current assets	429.4	365.7
Total current assets	3,216.2	3,057.7
Property, plant and equipment, net of accumulated depreciation of $5,879.5 million and $5,718.7 million, respectively	9,295.0	9,198.5
Investments in nonconsolidated companies	1,063.6	1,063.1
Goodwill	1,639.1	1,630.9
Deferred income taxes	809.7	836.4
Other assets	1,072.8	1,054.1
Total assets	$17,096.4	$16,840.7
Liabilities and Equity
Current liabilities:
Short-term debt	$124.1	$0.1
Current maturities of long-term debt	40.9	38.8
Structured accounts payable arrangements	202.3	128.8
Accounts payable	536.7	471.8
Accrued liabilities	729.4	837.3
Total current liabilities	1,633.4	1,476.8
Long-term debt, less current maturities	3,786.6	3,779.3
Deferred income taxes	1,048.3	1,009.2
Other noncurrent liabilities	967.6	952.9
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 388,966,019 shares issued and 351,017,170 shares outstanding as of March 31, 2017, 388,187,398 shares issued and 350,238,549 shares outstanding as of December 31, 2016	3.5	3.5
Capital in excess of par value	27.6	29.9
Retained earnings	10,861.0	10,863.4
Accumulated other comprehensive income (loss)	(1,270.3)	(1,312.2)
Total Mosaic stockholders' equity	9,621.8	9,584.6
Noncontrolling interests	38.7	37.9
Total equity	9,660.5	9,622.5
Total liabilities and equity	$17,096.4	$16,840.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$(1.1)	$256.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	158.8	183.7
Deferred and other income taxes	59.1	(53.4)
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	—	7.6
Accretion expense for asset retirement obligations	6.5	9.4
Share-based compensation expense	15.9	16.9
Unrealized (gain) loss on derivatives	1.8	(54.2)
Other	9.0	6.6
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	45.7	17.1
Inventories	(133.3)	34.3
Other current and noncurrent assets	(67.7)	(22.0)
Accounts payable and accrued liabilities	38.6	(137.7)
Other noncurrent liabilities	12.7	0.7
Net cash provided by operating activities	146.0	265.9
Cash Flows from Investing Activities:
Capital expenditures	(223.8)	(235.6)
Purchases of available-for-sale securities - restricted	(736.1)	—
Proceeds from sale of available-for-sale securities - restricted	734.3	—
Investments in consolidated affiliate	(25.0)	(38.5)
Other	5.0	0.3
Net cash used in investing activities	(245.6)	(273.8)
Cash Flows from Financing Activities:
Payments of short-term debt	(14.5)	(74.1)
Proceeds from issuance of short-term debt	143.0	90.2
Payments of structured accounts payable arrangements	(35.3)	(224.3)
Proceeds from structured accounts payable arrangements	107.3	95.8
Payments of long-term debt	(1.6)	(1.2)
Proceeds from issuance of long-term debt	1.3	—
Proceeds from settlement of swaps	—	4.2
Proceeds from stock option exercises	—	0.8
Repurchases of stock	—	(75.0)
Cash dividends paid	(96.4)	(96.2)
Other	(1.6)	(0.2)
Net cash provided by (used in) financing activities	102.2	(280.0)
Effect of exchange rate changes on cash	3.0	69.7
Net change in cash, cash equivalents and restricted cash	5.6	(218.2)
Cash, cash equivalents and restricted cash - December 31	711.4	2,137.0
Cash, cash equivalents and restricted cash - March 31	$717.0	$1,918.8

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

See Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited statements of cash flows:
Cash and cash equivalents	$675.3	$1,057.7
Restricted cash in other current assets	7.1	9.2
Restricted cash in other assets	34.6	851.9
Total cash, cash equivalents and restricted cash shown in the unaudited statement of cash flows	$717.0	$1,918.8

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $8.6 and $9.1 for the three months ended March 31, 2017 and 2016, respectively)	$8.3	$3.3
Income taxes (net of refunds)	(0.4)	6.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
Total comprehensive income (loss)	—	—	—	297.8	180.7	5.5	484.0
Stock option exercises	0.5	—	3.8	—	—	—	3.8
Stock based compensation	—	—	29.2	—	—	—	29.2
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends ($1.10 per share)	—	—	—	(383.7)	—	—	(383.7)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income (loss)	—	—	—	(0.9)	41.9	1.0	42.0
Vesting of restricted stock units	0.8	—	(18.2)	—	—	—	(18.2)
Stock based compensation	—	—	15.9	—	—	—	15.9
Dividends ($0.275 per share)	—	—	—	(1.5)	—	—	(1.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2017	351.0	$3.5	$27.6	$10,861.0	$(1,270.3)	$38.7	$9,660.5

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

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses and Streamsong Resort® results of operations are included within Corporate, Eliminations and Other. See Note 17 of the Condensed Consolidated Financial Statements in this report for segment results.
f2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission ("SEC") for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("GAAP") can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016 (the "10-K Report"). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Estimates
Preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations ("ARO"), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.
Brazil Securitization
In March 2017, Mosaic transferred trade receivables originated by a Brazilian subsidiary of Mosaic to a securitization entity as part of a three-year revolving trade receivables securitization that is also intended to facilitate additional credit to our customers.  In return for the transfer of trade receivables, Mosaic's Brazil subsidiary received cash plus a $5 million subordinated investment in the securitization entity.  Mosaic is exposed to losses on these receivables through its subordinated first loss interest in the securitization issuance which is generally limited to the subordinated investment.  Mosaic has the obligation to repurchase receivables from the securitization entity in certain circumstances and provide additional funding, if needed, to cover certain transaction expenses.  Mosaic has accounted for this transaction as a secured borrowing and we continue to report the related accounts receivable on our balance sheet.  At March 31, 2017, the amount of short-term debt related to this arrangement was $27 million.
Change in Method of Depreciation and Estimated Useful Lives of Property and Equipment
We have worked extensively to ensure the mechanical integrity of our fixed assets in order to help prolong their useful lives, while helping to ensure optimal asset utilization. Additionally, in the fourth quarter of 2016, we announced plans to significantly reduce future capital expenditure levels in order to preserve cash. As a result, we recently completed an in-depth review of our fixed assets and concluded that for certain assets, we would make a change to the units-of-production depreciation method from the straight-line method to better reflect the pattern of consumption of those assets. We also determined the expected lives of certain mining and production equipment and reserves were longer than the previously estimated useful lives used to determine depreciation in our financial statements. As a result, effective January 1, 2017, we changed our estimates of the useful lives and method of determining the depreciation of certain equipment to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimates is expected to reduce 2017 depreciation expense, thus increasing operating earnings, by approximately $70 million annually. The impact for the three months ended March 31, 2017, was approximately $20 million however, amounts may vary throughout the year due to changes in production levels.  As a result of this change and actions taken to prolong asset lives, we expect our maintenance expense to increase in the future.
3. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued guidance which requires that a statement of cash flows explain the change during the related period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us beginning January 1, 2018, and early adoption is permitted. We adopted this standard in the first quarter of 2017 and applied the new guidance on a retrospective basis to all periods presented. Accordingly, on the Condensed Statements of Cash Flows we reclassified $38.3 million and $860.7 million from investing activities to the beginning-of-period cash and cash equivalents balance for March 31, 2017 and 2016, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued guidance addressing how revenue is recognized from contracts with customers and related disclosures. This standard supersedes existing revenue recognition requirements and most industry-specific guidance. This standard was initially expected to be effective for us beginning January 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. In July 2015, the FASB approved the deferral of the effective date of this standard by one year by allowing for adoption either at January 1, 2017 or January 1, 2018. We elected the deferred adoption date of January 1, 2018 and are modeling the transition alternatives, but have not finalized our decision regarding the method of implementation.
We have reviewed our sales contracts and practices as compared to the new guidance and are working through implementation steps to minimize the impact of the new standard on the timing and recognition of revenue. Our initial evaluation identifying areas that will be impacted by the new guidance is substantially complete. We continue to analyze the potential impacts on our consolidated financial statements and related disclosures. As a result of our evaluation, we have modified arrangements to ensure that revenue will be recognized at the time control of product transfers to the customer and all other revenue recognition criteria are met. These modifications do not represent significant changes to our business practices. In 2017, we will be revising our revenue recognition accounting policy and drafting new revenue disclosures to reflect the requirements of this standard. We continue to evaluate the impact that this guidance will have on our consolidated financial statements.
In January 2016, the FASB issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for us beginning January 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. We are currently gathering data for our lease arrangements, evaluating potential system requirements and changes, and working to determine the impact this guidance will have on our consolidated financial statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2017	December 31, 2016

Other current assets
Final price deferred(a)	$11.9	$31.6
Income and other taxes receivable	209.1	146.3
Prepaid expenses	123.8	99.9
Other	84.6	87.9
	$429.4	$365.7

Other assets
MRO inventory	$111.2	$115.6
Marketable securities held in trust	614.1	611.0
Restricted cash	34.6	31.3
Other	312.9	296.2
	$1,072.8	$1,054.1

Accrued liabilities
Accrued dividends	$—	$101.8
Payroll and employee benefits	108.1	142.9
Asset retirement obligations	98.6	102.0
Customer prepayments	188.4	145.6
Other	334.3	345.0
	$729.4	$837.3

Other noncurrent liabilities
Asset retirement obligations	$751.8	$747.9
Accrued pension and postretirement benefits	64.4	64.9
Unrecognized tax benefits	36.6	27.2
Other	114.8	112.9
	$967.6	$952.9

(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. For arrangements entered into prior to January 1, 2017, this has not been included in inventory as risk of loss has passed to our customers. Amounts in this account are based on inventory cost. Beginning in 2017, the provisions of these arrangements have changed so that risk of loss does not pass to the customer until the time of control transfers and the amounts are retained in inventory. See Note 7.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	March 31,
	2017	2016
Net earnings (loss) attributable to Mosaic	$(0.9)	$256.8
Basic weighted average number of shares outstanding	350.5	351.3
Dilutive impact of share-based awards	—	1.9
Diluted weighted average number of shares outstanding	350.5	353.2
Basic net earnings (loss) per share attributable to Mosaic	$—	$0.73
Diluted net earnings (loss) per share attributable to Mosaic	$—	$0.73
A total of 3.4 million shares of Common Stock subject to issuance upon exercise of stock options for the three months ended March 31, 2017 and 3.2 million shares for the three months ended March 31, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
6. Income Taxes
During the three months ended March 31, 2017, gross unrecognized tax benefits increased by $8.6 million to $35.7 million as a result of non-U.S. audit activity. If recognized, approximately $18.0 million of the $35.7 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $6.7 million and $3.2 million as of March 31, 2017 and December 31, 2016, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2017, tax expense specific to the period included an expense of $8.9 million, which primarily related to share-based compensation. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.
For the three months ended March 31, 2016, tax expense specific to the period included a benefit of $63.9 million, which included a benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $16.5 million expense related to distributions from certain non-U.S. subsidiaries and $5.4 million of expense primarily related to changes in estimates from prior periods.
In March of 2017, the Canadian province of Saskatchewan announced a budget proposal phasing in an income tax rate reduction of 1% by July 2019. If enacted, the impact of this law change would reduce our Canadian deferred tax liabilities, and we would expect it to result in a 2017 income tax benefit of approximately $20 million.
7. Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016

Raw materials	$44.1	$42.9
Work in process	327.0	332.9
Finished goods	1,030.0	936.7
Final price deferred	53.3	—
Operating materials and supplies	79.3	78.6
	$1,533.7	$1,391.1

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2016	$492.4	$1,013.6	$124.9	$1,630.9
Foreign currency translation	—	7.0	1.2	8.2
Balance as of March 31, 2017	$492.4	$1,020.6	$126.1	$1,639.1
We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP.
9. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the "RCRA Trusts") created to provide additional financial assurance for the estimated costs ("Gypstack Closure Costs") of closure and long term care of our Florida and Louisiana phosphogypsum management systems ("Gypstacks"), as described further in Note 10 of our Notes to Condensed Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the three months ended March 31, 2017.
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
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2017 and December 31, 2016 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.2	$—	$—	$2.2
Level 2
Corporate debt securities	202.3	0.2	(3.9)	198.6
Municipal bonds	157.1	0.2	(4.7)	152.6
U.S. government bonds	257.9	1.0	—	258.9
Total	$619.5	$1.4	$(8.6)	$612.3

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	180.2	—	(4.3)	175.9
Municipal bonds	180.9	—	(6.6)	174.3
U.S. government bonds	257.4	0.1	(0.3)	257.2
Total	$619.7	$0.1	$(11.2)	$608.6
The following table shows gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Less than 12 months(a)		Less than 12 months(a)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$173.0	$(3.9)	$163.7	$(4.3)
Municipal bonds	123.6	(4.7)	162.7	(6.6)
U.S. government bonds	1.3	—	202.3	(0.3)
Total	$297.9	$(8.6)	$528.7	$(11.2)
(a) Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2017. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2017
Due in one year or less	$15.5
Due after one year through five years	374.4
Due after five years through ten years	165.5
Due after ten years	54.7
Total debt securities	$610.1
Realized gains and losses, which were determined on a specific identification basis, were $0.3 million and $(1.9) million, respectively, for the three months ended March 31, 2017.
10. Asset Retirement Obligations
As discussed below, we have arrangements to provide financial assurance for the estimated Gypstack Closure Costs associated with our facilities in Florida and Louisiana.
EPA RCRA Initiative. On September 30, 2015, we and our subsidiary, Mosaic Fertilizer, LLC ("Mosaic Fertilizer"), reached agreements with the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice ("DOJ"), the Florida Department of Environmental Protection ("FDEP") and the Louisiana Department of Environmental Quality (the "LDEQ") on the terms of two consent decrees (collectively, the "2015 Consent Decrees") to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. This followed a 2003 announcement by the EPA Office of Enforcement and Compliance Assurance that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act ("RCRA") and related state laws. As discussed below, a separate consent decree was previously entered into with EPA and the FDEP with respect to RCRA compliance at the Plant City, Florida phosphate concentrates facility (the "Plant City Facility") that we acquired as part of our acquisition (the "CF Phosphate Assets Acquisition") of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. ("CF").
The 2015 Consent Decrees became effective on August 5, 2016 and require the following:

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

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed below and in Note 9 to our Condensed Consolidated Financial Statements. We are also required to issue a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.

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
In 2016 we deposited cash, in the total amount of $630 million, into the RCRA Trusts to provide financial assurance as required under the 2015 Consent Decrees. See Note 9 to our Condensed Consolidated Financial Statements. The amount deposited corresponds to a material portion of our estimated Gypstack Closure Costs ARO associated with the covered facilities.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. For each facility, we have an arrangement in place to provide financial assurance for the facility's estimated Gypstack Closure Costs, pursuant to federal or state law, which the government can utilize in the event we cannot perform the applicable closure activities. For the Plant City Facility, we provide financial assurance in the form of a surety bond that we arranged to be delivered to EPA in September 2016 in the face amount of approximately $260 million (the “Plant City Bond”), reflecting our updated closure cost estimates. The surety bond was delivered as a substitute for financial assurance that was previously provided through a trust (the “Plant City Trust”). Following EPA's acceptance of the surety bond, approximately $200 million previously held in the Plant City Trust was returned to us and became unrestricted cash. For the Bonnie Facility, we provide financial assurance through a trust fund established to meet the requirements under Florida financial assurance regulations applicable to that facility. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount held in the Bonnie Facility Trust.
At March 31, 2017 and December 31, 2016, the aggregate amount of ARO associated with the Plant City and Bonnie Facilities that was included in our consolidated balance sheet was $94.4 million. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $56.0 million and $79.6 million as of March 31, 2017 and December 31, 2016, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the active phosphogypsum stack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the FDEP and EPA. In October 2016, Mosaic Fertilizer entered into a consent order (the “Order”) with the FDEP relating to the incident under which Mosaic Fertilizer agreed to, among other things:

•	implement a remediation plan to close the sinkhole;

•	install additional groundwater monitoring wells and perform additional on- and off-site groundwater monitoring;

•
in the event monitored off-site water does not comply with applicable standards as a result of the incident, perform site assessment and rehabilitation and provide drinking water or treatment services until compliance is achieved or a permanent alternative water supply provided;

•	operate an existing recovery well and install and maintain a standby recovery well;

•
provide financial assurance of no less than $40 million, which we have done without the need for any expenditure of corporate funds through satisfaction of a financial strength test and Mosaic parent guarantee, to support off-site

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
While there are uncertainties in estimating the total costs that may be incurred to comply with our responsibilities under the Order and for onsite water treatment, we currently estimate that the remaining cost to complete and implement the sinkhole closure remediation plan and comply with the remaining obligations described above and for onsite water treatment will be approximately $40 million, which is the remaining portion of the approximately $70 million of costs and related accruals recorded in 2016 with respect to this matter. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
Also in connection with the water loss incident, on September 22, 2016, Nicholas Bohn, Natasha McCormick and Eric Weckman, individually and on behalf of all others similarly situated, filed a putative class action complaint against Mosaic and Mosaic Fertilizer in the United States District Court for the Middle District of Florida, alleging that defendants’ storage, management and operation of the phosphogypsum stack at the New Wales facility gives rise to actionable claims by the plaintiffs and the putative plaintiff class based on theories of negligence, nuisance and strict liability.  Plaintiffs seek class certification, damages for alleged diminution in real property values, unspecified punitive damages and attorney’s fees and costs, and injunctive relief including implementation of a mandatory water well testing protocol and installation or funding of permanent filtration devices on any private water well testing positive for constituents associated with the New Wales water loss incident.  On February 17, 2017 the parties agreed to, and the court approved, a 90-day stay of the matter. During that time, we agreed to provide certain information to the plaintiffs informally in response to their requests. We believe that the plaintiffs' allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
EPA RCRA Initiative. We have certain financial assurance and other obligations under consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. These obligations are discussed in Note 10 of our Notes to Condensed Consolidated Financial Statements.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the "New Source Review" requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the "CF NOV") with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in that NOV. We are negotiating the terms of a settlement with EPA that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  Based on the current status of the negotiations, we expect that our commitments will include an agreement to reduce our sulfur dioxide emissions over the next five years to comply with a sulfur dioxide ambient air quality standard enacted by EPA in 2010. We do not expect that any related penalties assessed against us as part of a potential settlement would be material. In the event we are unable to finalize agreement on the terms of the settlement, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to "New Source Review" compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the CF NOV.
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
Phosphate Mine Permitting in Florida
Denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, substantial delays in issuing the permits, legal actions that prevent us from relying on permits or revocation of permits may create challenges for us to mine the phosphate rock required to operate our Florida and Louisiana phosphate plants at desired levels or increase our costs in the future.
The South Pasture Extension. In November 2016 the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service's biological opinion and the Corps' reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act ("CWA"), the National Environmental Policy Act ("NEPA") and the Endangered Species Act (the "ESA"), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the "APA"). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and violated the ESA by relying on the Service's biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service's biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

seeking relief including (i) declarations that the Corps' decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service's biological opinion violated applicable law and that the Corps' reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic's motion for intervention was granted with no restrictions.
We believe the plaintiffs' claims in this case are without merit and intend to vigorously defend the Corps' issuance of the South Pasture extension permit and the Service's biological opinion. However, if the plaintiffs were to prevail in this case, we would be prohibited from continuing to mine the South Pasture extension, and obtaining new or modified permits could significantly delay our resumption of mining and could result in more onerous mining conditions. This could have a material effect on our future results of operations, reduce future cash flows from operations, and in the longer term, conceivably adversely affect our liquidity and capital resources.
De Soto Mine. On December 9, 2016, the FDEP issued notices of intent to grant permits authorizing us to conduct phosphate mining activities on 16,181 acres in Florida that we refer to as DeSoto. On January 13, 2017, DiMare Fresh Inc. filed petitions with the FDEP challenging the issuance of these permits. We subsequently submitted a formal request to FDEP to modify the proposed permits in a manner that we believe would effectively render moot key issues raised by the petitioner, and our request was granted. On April 3, 2017, the petitioner filed a notice of voluntary dismissal without prejudice, and an order granting the request was entered by the administrative law judge on April 5, 2017. The time period allowed for any other legal challenges to the state permits expired on April 6, 2017, and on April 7, 2017, the FDEP issued the final permits.
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
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff's current patent claims by the U.S. Patent and Trademark Office (the "PTO"). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company ("Shell") filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter partes reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff's remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision, and on June 7, 2016, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a final decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid.  On July 18, 2016, plaintiff appealed the Patent Trial and Appeal Board’s decision to the United States Court of Appeals for the Federal Circuit. The Patent Trial and Appeal Board’s decision, if affirmed by the Federal Circuit Court of Appeals, would result in no remaining claims against us. The stay in the Missouri District Court litigation is expected to remain in place during the appellate proceedings.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We believe that the plaintiff's allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $118 million. Approximately $85 million of the maximum potential liability relates to credits of PIS and Cofins, which is a Brazilian federal value added tax, for the period from 2004 to 2015; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings. If the status of similar cases involving unrelated taxpayers changes in the future, our maximum exposure could increase in the future and additional accruals could be required.
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
12. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency and commodity derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of March 31, 2017 and December 31, 2016, the gross asset position of our derivative instruments was $13.2 million and $16.2 million, respectively, and the gross liability position of our liability instruments was $17.0 million and $17.3 million, respectively.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of March 31, 2017, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic's intent to have floating rate debt as a portion of its outstanding debt, as of March 31, 2017 we held fixed-to-floating interest rate swap agreements related to our 4.25% senior notes due 2023.
As of March 31, 2017 we hold forward starting interest rate swap agreements to hedge our exposure to changes in future interest rates related to an anticipated debt issuance to fund the cash portion of our planned acquisition of Vale Fertilizantes S.A. as described in Note 15. We do not apply hedge accounting treatment to these contracts and cash is expected to be settled at the time of pricing of the related debt issuance. The impact of these agreements on earnings was immaterial as of March 31, 2017.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2017 and December 31, 2016, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2017	December 31, 2016
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	879.6	949.9
Interest rate derivatives - fixed-to-floating	Interest rate	US Dollars	585.0	310.0
Interest rate derivatives - preissuance	Interest rate	US Dollars	600.0	100.0
Natural gas derivatives	Commodity	MMbtu	35.3	21.7
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us` to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2017 and December 31, 2016, was $5.3 million and $6.0 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017, we would have been required to post $4.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2017 and December 31, 2016, the gross asset position of our foreign currency derivative instruments was $7.3 million and $8.3 million, respectively, and the gross liability position of our foreign currency derivative instruments was $11.5 million and $14.6 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2017 and December 31, 2016, the gross asset position of our commodity derivative instruments was $2.7 million and $6.3 million, respectively, and the gross liability position of our commodity instruments was $2.1 million and $1.3 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate Derivatives-We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of March 31, 2017 and December 31, 2016, the gross asset position of our interest rate swap instruments was $3.2 million and $1.6 million, respectively, and the gross liability position of our interest rate swap instruments was $3.4 million and $1.4 million, respectively.

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$675.3	$675.3	$673.1	$673.1
Receivables, net	577.8	577.8	627.8	627.8
Accounts payable	536.7	536.7	471.8	471.8
Structured accounts payable arrangements	202.3	202.3	128.8	128.8
Short-term debt	124.1	124.1	0.1	0.1
Long-term debt, including current portion	3,827.5	3,961.4	3,818.1	3,854.8
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
14. Share Repurchases
On May 14, 2015, our Board of Directors authorized a $1.5 billion share repurchase program ("2015 Repurchase Program"), with no set expiration date, allowing the Company to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. In February 2016, under the 2015 Repurchase Program, we entered into an accelerated share repurchase transaction ("ASR") with a financial institution to repurchase shares of our Common Stock for an up-front payment of $75 million. The total number of shares ultimately delivered, which was 2,766,558, and the average price paid per share of $27.11, were determined at the end of the ASR’s purchase period based on the volume-weighted average price of our Common Stock during that period, less an agreed discount. The shares received were retired in the period they were delivered, and each up-front payment was accounted for as a reduction to shareholders’ equity in our Condensed Consolidated Balance Sheet in the period the payment was made. The ASR was not dilutive to our earnings per share calculation from its execution date through its settlement date. The unsettled portion of the ASR during that period met the criteria to be accounted for as a forward contract indexed to our Common Stock and qualified as an equity transaction.
No share repurchases occurred in the three months ended March 31, 2017. As of March 31, 2017, 15,765,025 shares of Common Stock had been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million. The remaining amount available for repurchases under this program is $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of March 31, 2017 and December 31, 2016, the net amount due to our non-consolidated companies totaled $73.3 million and $21.7 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended
	March 31,
	2017	2016
Transactions with non-consolidated companies included in net sales	$149.6	$147.2
Transactions with non-consolidated companies included in cost of goods sold	162.3	134.5
16. Proposed Acquisition of Vale Fertilizantes S.A.
On December 19, 2016, we entered into an agreement (the “Stock Purchase Agreement”) with Vale S.A. (“Vale”) and Vale Fertilizer Netherlands B.V. (together with Vale and certain of its affiliates, the “Sellers”) to acquire all of the issued and outstanding capital stock of Vale Fertilizantes S.A. (“Vale Fertilizantes”), the entity that conducts the global phosphate and potash operations of Vale S.A. (“Vale”), for a purchase price of (i) $1.25 billion in cash and (ii) 42,286,874 shares of our Common Stock, par value $0.01 per share (“Common Stock”). The cash portion of the purchase price is subject to adjustments based on matters such as the working capital and indebtedness balances of Vale Fertilizantes at the time of the closing. In addition, Mosaic has agreed to pay an additional amount in cash of up to $260 million if certain thresholds relating to the pricing of monoammonium phosphate (“MAP”) and the strength of the Brazilian real over the two year-period following the closing of the acquisition are satisfied. As part of the transaction, we will acquire the Sellers’ 40% economic interest in the joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru, in which we already hold a 35% economic interest, and Vale’s potash project at Kronau, Saskatchewan. The agreement also includes an option, currently exercisable until June 30, 2017, for us to acquire the Sellers’ Rio Colorado, Argentina, potash project as part of the transaction.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses and Streamsong Resort® results of operations are included within Corporate, Eliminations and Other.
Segment information for the three months ended March 31, 2017 and 2016 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended March 31, 2017
Net sales to external customers	$670.9	$410.2	$487.2	$9.8	$1,578.1
Intersegment net sales	168.2	3.9	0.2	(172.3)	—
Net sales	839.1	414.1	487.4	(162.5)	1,578.1
Gross margin	56.5	69.4	27.8	(24.1)	129.6
Canadian resource taxes	—	23.3	—	—	23.3
Gross margin (excluding Canadian resource taxes)	56.5	92.7	27.8	(24.1)	152.9
Operating earnings (loss)	16.7	35.8	11.3	(33.7)	30.1
Depreciation, depletion and amortization expense	79.8	68.4	4.4	6.2	158.8
Capital expenditures	103.4	105.5	8.4	6.5	223.8

Three months ended March 31, 2016
Net sales to external customers	$807.0	$391.2	$466.6	$9.2	$1,674.0
Intersegment net sales	102.4	3.0	0.2	(105.6)	—
Net sales	909.4	394.2	466.8	(96.4)	1,674.0
Gross margin	64.6	98.2	11.7	62.2	236.7
Canadian resource taxes	—	18.3	—	—	18.3
Gross margin (excluding Canadian resource taxes)	64.6	116.5	11.7	62.2	255.0
Operating earnings (loss)	17.7	85.7	(4.4)	64.4	163.4
Depreciation, depletion and amortization expense	98.5	75.3	3.5	6.4	183.7
Capital expenditures	111.6	112.7	5.3	6.0	235.6
Total Assets
As of March 31, 2017	$7,510.5	$7,699.2	$1,684.5	$202.2	$17,096.4
As of December 31, 2016	7,679.7	7,777.9	1,477.1	(94.0)	16,840.7
18. Guarantee
Guarantee of Payments
In 2015, Mosaic entered into an agreement (as amended to date, the "Bridge Loan") to provide bridge funding to Gulf Marine Solutions, LLC ("GMS") to finance the purchase and construction of two articulated tug and barge units (the "ATBs")

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

intended to transport anhydrous ammonia, primarily for Mosaic’s operations. In January 2017, the parties agreed to increase the Bridge Loan from $185 million to $235 million. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP ("Gulf Sulphur Services"), an entity in which Mosaic and Savage Companies ("Savage") each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. A separate Savage subsidiary ("Savage Sub") is arranging for the construction, utilizing funds borrowed from GMS, and either it or an affiliate is expected to enter into a long-term transportation contract with a subsidiary of Mosaic to transport anhydrous ammonia. Beginning in 2015, we determined we are the primary beneficiary of GMS, a variable interest entity, and have consolidated its balance sheet and statement of earnings within our consolidated financial statements in our Phosphates segment. During 2016, at Mosaic's instruction, Savage Sub notified the barge builder of its election under the construction contract to cancel construction of the second barge unit. Construction of the first barge unit and the two tugs continues as planned. At March 31, 2017, $201.0 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $53.7 million for the ATB project, which are included in long-term debt in our Condensed Consolidated Balance Sheets. These loans obtained by GMS were in turn lent to Savage Sub for use in constructing the ATBs. The parties are seeking third-party lease financing for the first tug and barge unit, with proceeds ultimately to be utilized to repay amounts borrowed to purchase and construct that unit (both under the Bridge Loan and under the loans from Gulf Sulphur Services). In connection with the ATB project, Mosaic also agreed to guarantee up to $100 million of payment obligations to the barge builder. The guarantee will remain in effect until final payment under the construction agreement is made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2016 (the "10-K Report") and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by "NM".
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,		2017-2016
(in millions, except per share data)	2017	2016	Change	Percent
Net sales	$1,578.1	$1,674.0	$(95.9)	(6)%
Cost of goods sold	1,448.5	1,437.3	11.2	1%
Gross margin	129.6	236.7	(107.1)	(45)%
Gross margin percentage	8%	14%
Selling, general and administrative expenses	80.9	89.8	(8.9)	(10)%
Other operating expense (income)	18.6	(16.5)	35.1	NM
Operating earnings	30.1	163.4	(133.3)	(82)%
Interest expense, net	(25.8)	(26.1)	0.3	(1)%
Foreign currency transaction gain	8.9	87.8	(78.9)	(90)%
Other income (expense)	(4.5)	0.6	(5.1)	NM
Earnings from consolidated companies before income taxes	8.7	225.7	(217.0)	(96)%
Provision for (benefit from) income taxes	9.7	(28.7)	38.4	NM
Earnings (loss) from consolidated companies	(1.0)	254.4	(255.4)	NM
Equity in net earnings (loss) of nonconsolidated companies	(0.1)	2.5	(2.6)	NM
Net earnings (loss) including noncontrolling interests	(1.1)	256.9	(258.0)	NM
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	0.1	(0.3)	NM
Net earnings (loss) attributable to Mosaic	$(0.9)	$256.8	$(257.7)	NM
Diluted net earnings (loss) per share attributable to Mosaic	$0.00	$0.73	$(0.73)	(100)%
Diluted weighted average number of shares outstanding	350.5	353.2
Overview of Consolidated Results for the three months ended March 31, 2017 and 2016
Net sales were $1.6 billion for the three months ended March 31, 2017, compared to $1.7 billion in the prior year period. Net loss attributable to Mosaic for the three months ended March 31, 2017 was $(0.9) million, or $0.00 per diluted share, compared to net earnings of $256.8 million, or $0.73 per diluted share, for the year ago period. Current period results were negatively impacted by discrete income tax expense of $8.9 million, or $(0.03) per diluted share. Also included in current period results is a foreign currency transaction gain of $8.9 million, or $0.02 per diluted share, compared with a gain of $87.8 million, or $0.21 per diluted share for the year ago quarter. Included in the prior year earnings were unrealized gains on derivatives of $52.7 million, or $0.13 per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the items noted above, our net sales and operating results for the three months ended March 31, 2017 were unfavorably impacted by lower potash selling prices. In 2016, potash average selling prices were negatively impacted by the global competitive environment, driven by a strengthening of the U.S. dollar versus significantly devalued local currencies of other producers and lower grain and oilseed prices. In 2017, potash selling prices have started to recover from the levels experienced in the second half of 2016 but have not returned to previous levels. The lower potash selling prices were partially offset by higher international potash sales volumes in the current year period, which were driven by the timing of sales. Demand in North America was also up during the current year quarter, driven by a strong winter fill program.
Net sales were unfavorably impacted by lower phosphates average selling prices compared to the same period in the prior year. Selling prices have been unfavorably impacted by competitive pressures and lower grain and oilseed prices. The impact on operating results from lower selling prices was offset by lower raw material costs for the three months ended March 31, 2017 compared to the same period of the prior year. While phosphate average selling prices are lower than the prior year period, we have seen an increase from the fourth quarter of 2016 due to limited availability in the first part of the current year first quarter from a strong winter fill program in North America. To date, phosphates and potash selling prices have continued to increase in the second quarter of 2017.
For the three months ended March 31, 2017, operating results were also favorably impacted by gains on inventory positioning as our sales were comprised of lower cost inventory, a higher sales mix of premium products, and lower operating costs in our International Distribution business.
Effective January 1, 2017, we changed our method of determining the depreciation and expected useful lives of certain equipment as described in Note 2 of our Notes to Condensed Consolidated Financial Statements. The effect of this change in estimates is expected to reduce 2017 depreciation expense, thus increasing operating earnings, by approximately $70 million. As a result of this change and actions taken to prolong asset lives, we expect our maintenance expense to increase in the future.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent
Net sales:
North America	$468.7	$597.6	$(128.9)	(22)%
International	370.4	311.8	58.6	19%
Total	839.1	909.4	(70.3)	(8)%
Cost of goods sold	782.6	844.8	(62.2)	(7)%
Gross margin	$56.5	$64.6	$(8.1)	(13)%
Gross margin as a percentage of net sales	7%	7%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	831	951	(120)	(13)%
International - DAP/MAP (a)(b)	655	656	(1)	0%
MicroEssentials® (b)	692	468	224	48%
Feed and Other (b)	94	131	(37)	(28)%
Total Phosphates Segment Tonnes	2,272	2,206	66	3%
Average selling price per tonne:
DAP (FOB plant)	$327	$355	$(28)	(8)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$285	$370	$(85)	(23)%
Sulfur (long ton)	87	130	(43)	(33)%
Blended rock (metric tonne)	59	60	(1)	(2)%
Production volume (in thousands of metric tonnes)	2,303	2,205	98	4%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended March 31, 2017 and 2016
The Phosphates segment’s net sales were $839.1 million for the three months ended March 31, 2017, compared to $909.4 million for the three months ended March 31, 2016. Lower average selling prices in the current year period resulted in decreased net sales of approximately $75 million.
Our average diammonium phosphate ("DAP") selling price was $327 per tonne for the three months ended March 31, 2017, a decrease of 8% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes increased by 3% to 2.3 million tonnes for the three months ended March 31, 2017, compared to 2.2 million tonnes for the same period in the prior year, due to increased sales of MicroEssentials® to Brazil. Growth in MicroEssentials® volumes offset a decrease in DAP sales volumes in North America. The decrease was due to a strong late fall season in 2016 when prices were lower during that quarter, which prompted customers' earlier purchases for the spring season.

Gross margin for the Phosphates segment decreased to $56.5 million for the three months ended March 31, 2017, from $64.6 million for the three months ended March 31, 2016. Lower average selling prices negatively impacted gross margin by approximately $75 million. This impact was offset by the benefit of lower raw material costs, as further discussed below, and the benefit of lower depreciation, in each case, compared to the prior year period. Gross margin was also negatively impacted by $14 million related to unplanned downtime at our Faustina, Louisiana ammonia facility. As a result of these factors, gross margin as a percentage of net sales was comparable at 7% for each of the three months ended March 31, 2017 and 2016, respectively.
The average consumed price for ammonia for our North American operations decreased to $285 per tonne for the three months ended March 31, 2017, from $370 in the same period a year ago. The average consumed sulfur price for our North American operations decreased to $87 per long ton for the three months ended March 31, 2017, from $130 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock decreased to $59 per tonne for the three months ended March 31, 2017, compared to $60 per tonne for the three months ended March 31, 2016. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was 10% for the three months ended March 31, 2017, compared to 8% for the prior year period.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients increased slightly to 2.3 million tonnes for the three months ended March 31, 2017, from 2.2 million tonnes in the prior year period. Our operating rate for processed phosphate production increased to 79% for the quarter ended March 31, 2017, compared to 75% in the same period of the prior year.
Our North American phosphate rock production was 3.5 million tonnes for the three months ended March 31, 2017 and 2016.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent
Net sales:
North America	$253.9	$241.8	$12.1	5%
International	160.2	152.4	7.8	5%
Total	414.1	394.2	19.9	5%
Cost of goods sold	344.7	296.0	48.7	16%
Gross margin	$69.4	$98.2	$(28.8)	(29)%
Gross margin as a percentage of net sales	17%	25%
Canadian resource taxes (CRT)	23.3	18.3	5.0	27%
Gross margin (excluding CRT)(a)	$92.7	$116.5	$(23.8)	(20)%
Gross margin (excluding CRT) as a percentage of net sales(a)	22%	30%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	803	650	153	24%
International(b)	1,024	749	275	37%
Total	1,827	1,399	428	31%
Non-agricultural	146	147	(1)	(1)%
Total Potash Segment Tonnes	1,973	1,546	427	28%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$189	$184	$5	3%
MOP - International	150	195	(45)	(23)%
MOP - Average(d)	172	207	(35)	(17)%

Production volume (in thousands of metric tonnes)	2,048	2,018	30	1%

(a) Gross margin (excluding CRT), a non-GAAP measure, is calculated as GAAP gross margin less Canadian resource taxes ("CRT"). Gross margin (excluding CRT) as a percentage of net sales is calculated as GAAP gross margin less CRT, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader's ability to compare our GAAP gross margin with that of other companies that incur CRT expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for our Potash segment affords them greater transparency in assessing our financial performance against competitors' gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page 34.
(b) Includes sales volumes to our International Distribution segment.
(c) This price excludes industrial and feed selling prices which are typically at a lag due to the nature of the contracts.
(d) This price includes industrial and feed sales.

Three months ended March 31, 2017 and 2016
The Potash segment’s net sales increased to $414.1 million for the three months ended March 31, 2017, compared to $394.2 million in the same period a year ago. The increase was due to higher sales volumes that resulted in increased net sales of approximately $90 million, partially offset by lower average sales prices which had an unfavorable impact on net sales of approximately $70 million.
Our average MOP selling price was $172 per tonne for the three months ended March 31, 2017, a decrease of $35 per tonne when compared to the same period a year ago due to the factors discussed in the Overview.
The Potash segment’s sales volumes increased to 2.0 million tonnes for the three months ended March 31, 2017, compared to 1.5 million in the same period a year ago, due to the factor discussed in the Overview.
Gross margin for the Potash segment decreased to $69.4 million for the three months ended March 31, 2017, from $98.2 million in the same period of the prior year. Gross margin was negatively impacted by approximately $70 million due to lower average selling prices mentioned above, partially offset by a favorable impact of approximately $35 million from the increase in sales volumes. Gross margin was also negatively impacted by $22 million related to a mechanical skip failure at our Esterhazy, Saskatchewan mine which stopped production at that shaft for most of March. This was partially offset by increased production at our Belle Plaine mine, lower plant expenses, including the benefit of lower depreciation, and realized mark-to-market foreign currency derivative gains. Other factors affecting gross margin and costs are further discussed below. As a result of these factors, gross margin as a percentage of net sales decreased to 17% for the three months ended March 31, 2017, compared to 25% for the same period a year ago.
We incurred $23.3 million in Canadian resource taxes for the three months ended March 31, 2017, compared with $18.3 million in the same period a year ago. These taxes increased due to the resolution of tax audits and a shift in the mix of production as discussed below. Royalty expense decreased to $5.1 million for the three months ended March 31, 2017, compared to $6.4 million for the three months ended March 31, 2016.
We incurred $39.3 million in expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended March 31, 2017, compared to $37.1 million for the three months ended March 31, 2016. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended March 31, 2017 and 2016, potash production was 2.0 million tonnes. The impact of lower production at our Esterhazy mine was offset by higher production at our Belle Plaine mine which completed a proving run during the current year quarter. The proving run will be taken into account in determining our Canpotex allocation in the second half of 2017. Our operating rate for potash production was 83% for the current year period compared to 77% in the prior year period.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent
Net Sales	$487.4	$466.8	$20.6	4%
Cost of goods sold	459.6	455.1	4.5	1%
Gross margin	$27.8	$11.7	$16.1	138%
Gross margin as a percent of net sales	6%	3%
Gross margin per sales tonne	$21	$9
Sales volume (in thousands of metric tonnes)
Total	1,335	1,268	67	5%
Realized prices ($/tonne)
Average price (FOB destination)(a)	$360	$365	$(5)	(1)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	169	167	2	1%
MicroEssentials® from Mosaic	314	101	213	NM
Potash from Mosaic/Canpotex	650	360	290	81%

(a) Average price of all products sold by International Distribution.
Three months ended March 31, 2017 and 2016
The International Distribution segment’s net sales increased to $487.4 million for the three months ended March 31, 2017, from $466.8 million in the same period a year ago. The increase in net sales was due to higher sales volumes that resulted in a favorable impact of approximately $25 million, partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $5 million.
The average selling price of $360 per tonne in the current year quarter decreased from $365 per tonne in the same period of the prior year driven by a decline in global crop nutrient prices and a change in the mix of products sold. The International Distribution segment’s sales volume of 1.3 million tonnes increased 5% for the three months ended March 31, 2017 compared to same period of 2016.
Total gross margin for the three months ended March 31, 2017, increased to $27.8 million from $11.7 million in the prior year period, driven by higher sales volumes as discussed above and favorable inventory positions compared to the prior year period. Gross margin per sales tonne was $21 for the three months ended March 31, 2017 compared to $9 per tonne for prior year period.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 17 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations.
For the three months ended March 31, 2017, gross margin for Corporate, Eliminations and Other was a loss of $24.1 million, compared to a gain of $62.2 million for the same period in the prior year. The change was driven by $58.2 million in net unrealized gains in the prior year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $1 million in the current year period. In addition, a higher elimination of profit on intersegment sales in 2017 contributed a reduction of approximately $35 million, which primarily relates to the timing of third party sales for our International Distribution segment.
Other Income Statement Items

	Three months ended
	March 31,		2017-2016
(in millions)	2017	2016	Change	Percent
Selling, general and administrative expenses	$80.9	$89.8	$(8.9)	(10)%
Other operating expense (income)	18.6	(16.5)	35.1	NM
Interest (expense)	(32.9)	(31.8)	(1.1)	3%
Interest income	7.1	5.7	1.4	25%
Interest expense, net	(25.8)	(26.1)	0.3	(1)%
Foreign currency transaction gain	8.9	87.8	(78.9)	(90)%
Other income (expense)	(4.5)	0.6	(5.1)	NM
Provision for (benefit from) income taxes	9.7	(28.7)	38.4	NM
Selling, General and Administrative Expenses
For the three months ended March 31, 2017, selling, general and administrative expenses were $80.9 million, compared to $89.8 million for the same period of the prior year. The lower expense for the three months ended March 31, 2017 is primarily due to the effects of our ongoing cost reduction initiatives.
Other Operating Expense (Income)
For the three months ended March 31, 2017, we had other operating expense of $18.6 million compared with income of $16.5 million for the same period in the prior year. The three-month period ended March 31, 2017 includes approximately $3 million of professional services costs for the proposed acquisition of Vale Fertilizantes and approximately $3 million that we expect to pay under the liquidated damages provision of our ammonia supply agreement with CF Industries, Inc. due to a delay in the availability of a specialized tug and barge unit that will transport the ammonia. The prior year included the receipt of approximately $28 million in insurance proceeds related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014.
Foreign Currency Transaction Gain (Loss)
For the three months ended March 31, 2017, we recorded a foreign currency transaction gain of $8.9 million compared with a gain of $87.8 million in the same period of the prior year. For the three months ended March 31, 2017 and 2016, the gains were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans partially offset by U.S. dollar cash held by our Canadian subsidiaries. The U.S. dollar weakened to a much greater extent in the prior year period.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

March 31, 2017	111.5%	$9.7
March 31, 2016	(12.7)%	(28.7)

The provision for income tax was $9.7 million and the effective tax rate was 111.5% for the three months ended March 31, 2017.
For the three months ended March 31, 2017, tax expense specific to the period included an expense of $8.9 million, which primarily related to share-based compensation. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.
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
Non-GAAP Reconciliation

	Three months ended March 31,
(in millions)	2017	2016
Sales	$414.1	$394.2
Gross margin	69.4	98.2
Gross margin as a percentage of net sales	16.8%	24.9%
Canadian resource taxes	23.3	18.3
Gross margin, (excluding CRT)	$92.7	$116.5
Gross margin (excluding CRT) as a percentage of net sales	22.4%	29.6%
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

The basis for our financial statement presentation, including our significant accounting estimates, is summarized in Note 2 to the Condensed Consolidated Financial Statements in this report. A summary description of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our 10-K Report. Further detailed information regarding our critical accounting estimates is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report.
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $0.7 billion, plus marketable securities held in trust to fund future obligations of $0.6 billion, long-term debt, including current maturities, of approximately $3.8 billion, and stockholders’ equity of approximately $9.7 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade rating and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2017, we invested $223.8 million in capital expenditures and returned cash to shareholders through dividend payments of $96.4 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. The cash portion of the purchase price we have agreed to pay to acquire Vale S.A.'s global phosphates and potash operations conducted through Vale Fertilizantes S.A. is $1.25 billion, subject to adjustments based on matters such as the working capital and indebtedness balances of Vale Fertilizantes at the time of the closing. We expect to fund this amount primarily through the issuance of debt. As to our remaining cash requirements, we believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under the credit facility, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At March 31, 2017, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facility, which includes the revolving credit facility and a $720 million term loan, requires us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of March 31, 2017. MWSPC continues to work to finalize definitive agreements for loans in the amount of approximately $560 million from the Saudi Industrial Development Fund. We currently anticipate that the loan facility will be in place by the end of the third quarter of 2017, and that we and the other members of MWSPC will be required to provide guarantees in the amount of our respective proportionate shares of the loan facility.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2017. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.4 billion of cash balances associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use this cash for non-U.S. expansions and other investments outside the U.S.
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities for the three months ended March 31, 2017 and 2016:

(in millions)	Three months ended
	March 31,		2017-2016
Cash Flow	2017	2016	Change	Percent
Net cash provided by operating activities	$146.0	$265.9	$(119.9)	(45)%
Net cash used in investing activities	(245.6)	(273.8)	28.2	(10)%
Net cash provided by (used in) financing activities	102.2	(280.0)	382.2	NM

Operating Activities
During the three months ended March 31, 2017, net cash provided by operating activities decreased by $119.9 million to $146.0 million, from $265.9 million for the three months ended March 31, 2016. Our results of operations, after non-cash adjustments to net earnings, contributed $250.0 million to cash flows from operating activities during the three months ended March 31, 2017, compared to a contribution of $373.5 million as computed on the same basis for the prior year period. During the three months ended March 31, 2017, we had an unfavorable working capital change of $(104.0) million compared to an unfavorable change of $(107.6) million during the three months ended March 31, 2016.
The change in working capital for the three months ended March 31, 2017, was primarily driven by an increase in inventories of $133.3 million partially offset by a reduction in accounts receivable of $45.7 million and an increase in accounts payable and accrued liabilities of $38.6 million. The increase in inventories was primarily due to the higher cost of raw materials and higher inventory volumes in preparation for the spring season at March 31, 2017 compared to December 2016. The change in accounts receivable was due to the timing of sales as we had lower sales volumes in March 2017 compared to December 2016. The increase in accounts payable and accrued liabilities was primarily due to the higher cost of raw material purchases and the building of inventories in the current year.
In the prior year period, the change in working capital was primarily driven by an unfavorable impact from a change in accounts payable and accrued liabilities partially offset by a favorable impact from the change in inventories. The change in accounts payable and accrued liabilities were due to the timing of payments.
Investing Activities
Net cash used in investing activities was $245.6 million for the three months ended March 31, 2017, compared to $273.8 million for the same period a year ago. In the current year period, we had capital expenditures of $223.8 million, compared to $235.6 million in the prior year period. We also invested $25.0 million in an affiliate in the current year compared to $38.5 million in the prior year, for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 18 of our Condensed Consolidated Financial Statements in this report.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017, was $102.2 million, compared to net cash used in financing activities of $280.0 million for the same period in the prior year. For the three months ended March 31, 2017, we received net proceeds from short-term borrowing of $128.5 million and net proceeds from structured accounts payable of $72.0 million, which were used to fund working capital needs in our International Distribution segment. During the current year period we paid dividends of $96.4 million.
Net cash used in financing activities for the three months ended March 31, 2016, reflected shares repurchased during the period of approximately $75 million under our 2015 Repurchase Program and dividends paid of $96.2 million. We also had payments of structured accounts payable of $128.5 million.
Debt Instruments, Guarantees and Related Covenants
See Note 10 to the Consolidated Financial Statements in our 10-K Report and Note 18 to the Condensed Consolidated Financial Statements in this report.
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

Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 18 to our Condensed Consolidated Financial Statements in this report.
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

•
the expected cost of MWSPC and our expected investment in it, the amount, terms, availability and sufficiency of funding for MWSPC from us, Saudi Arabian Mining Company and Saudi Basic Industries Corporation and existing or future external sources, the ability of MWSPC to obtain additional planned funding in acceptable amounts and upon acceptable terms, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, political and economic instability in the region, and in general the future success of current plans for the joint venture and any future changes in those plans;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact of interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 13 to the Consolidated Financial Statements in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
As of March 31, 2017 and December 31, 2016, the fair value of our major foreign currency exchange contracts was ($4.1) million and $(6.5) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2017			As of December 31, 2016
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2017	2018		2017	2018
Foreign Currency Exchange Forwards
Canadian Dollar			$(0.7)			$(4.0)
Notional (million US$) - long Canadian dollars	$361.9	$45.1		$361.4	$33.8
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3264	1.3315		1.3283	1.3294
Foreign Currency Exchange Collars
Canadian Dollar			$(0.1)			$(0.7)
Notional (million US$)	$101.5	—		$39.9	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3639	—		1.3336	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.2792	—		1.2300	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$1.9			$(1.8)
Notional (million US$) - short Brazilian real	$214.1	$—		$202.6	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.2053	—		3.4237	—
Notional (million US$) - long Brazilian real	$89.9	$12.4		$186.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.5483	3.3433		3.6717	—
Indian Rupee			$(5.2)			$—
Notional (million US$) - short Indian rupee	$118.5	$—		$122.5	$—
Weighted Average Rate - Indian rupee to U.S. dollar	68.0575	—		68.6216	—
Total Fair Value			$(4.1)			$(6.5)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2017 and December 31, 2016, the fair value of our natural gas commodities contracts was $0.5 million and $6.0 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2017					As of December 31, 2016
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2017	2018	2019	2020	Fair Value	2017	2018	2019	Fair Value
Natural Gas Swaps					$0.5				$6.0
Notional (million MMBtu) - long	8.4	11.0	13.0	2.0		12.1	4.8	4.8
Weighted Average Rate (US$/MMBtu)	$2.46	$2.45	$2.45	$2.61		$2.62	2.44	$2.43
Total Fair Value					$0.5				$6.0
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of March 31, 2017 and December 31, 2016, the fair value of our interest rate contracts was $(0.2) million and $0.2 million, respectively. Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2017.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 11 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceeding in addition to those described in Note 11 of our Condensed Consolidated Financial Statements in this report:

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

On September 20, 2013, the Louisiana District Court issued a decision in this matter, holding that while EPA was required to respond directly to the petition and find that numeric nutrient criteria either were or were not necessary for the Mississippi River watershed, EPA had the discretion to decide this issue based on non-technical factors, including cost, policy considerations, administrative complexity and other issues. EPA appealed this decision to the Fifth Circuit Court of Appeals (the "Court of Appeals") in November 2013. The Court of Appeals issued a decision on April 7, 2015, holding in substantial part that EPA was not obligated to make a determination that numeric nutrient criteria are or are not necessary, provided EPA gives a reasonable explanation for its conclusion. The Court of Appeals remanded the case to the Louisiana District Court to decide whether EPA can meet that burden. On November 20, 2015 EPA filed a motion with the Louisiana District Court seeking summary judgment and on January 14, 2016, non-state intervenors including Mosaic filed a brief supporting EPA's motion. On December 15, 2016, the Louisiana District Court granted EPA's motion for summary judgment. The plaintiffs did not appeal the Louisiana District Court's decision within the required timeframe, and accordingly this matter has reached its conclusion.

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
Richard L. Mack
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

May 2, 2017

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.b	Description of Mosaic Management Incentive Program		X

10.iii.c.4	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017.		X

10.iii.d	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2017.		X

10.iii.k.1	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017.		X

10.iii.k.2	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017.		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1