Form 10-Q
period 2017-06-30
MOSAIC CO
filed 2017-08-01
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 351,049,649 shares of Common Stock as of July 28, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,754.6	$1,674.6	$3,332.7	$3,348.5
Cost of goods sold	1,562.3	1,520.6	3,010.8	2,957.8
Gross margin	192.3	154.0	321.9	390.7
Selling, general and administrative expenses	71.2	72.9	152.1	162.7
Other operating expense (income)	26.5	68.8	45.1	52.3
Operating earnings	94.6	12.3	124.7	175.7
Interest expense, net	(36.4)	(33.5)	(62.2)	(59.7)
Foreign currency transaction gain	9.1	14.7	18.0	102.6
Other income (expense)	1.4	(0.7)	(3.1)	(0.2)
Earnings (loss) from consolidated companies before income taxes	68.7	(7.2)	77.4	218.4
Benefit from income taxes	(22.6)	(9.8)	(12.9)	(38.5)
Earnings from consolidated companies	91.3	2.6	90.3	256.9
Equity in net earnings (loss) of nonconsolidated companies	5.8	(13.7)	5.7	(11.0)
Net earnings (loss) including noncontrolling interests	97.1	(11.1)	96.0	245.9
Less: Net loss attributable to noncontrolling interests	(0.2)	(0.9)	(0.4)	(0.8)
Net earnings (loss) attributable to Mosaic	$97.3	$(10.2)	$96.4	$246.7
Basic net earnings (loss) per share attributable to Mosaic	$0.28	$(0.03)	$0.27	$0.70
Basic weighted average number of shares outstanding	351.0	349.8	350.8	350.6
Diluted net earnings (loss) per share attributable to Mosaic	$0.28	$(0.03)	$0.27	$0.70
Diluted weighted average number of shares outstanding	352.0	349.8	351.8	351.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings (loss) including noncontrolling interest	$97.1	$(11.1)	$96.0	$245.9
Other comprehensive income, net of tax
Foreign currency translation, net of tax	78.6	56.4	116.0	322.4
Net actuarial gain and prior service cost, net of tax	1.2	1.7	3.9	3.3
Amortization of loss on interest rate swap, net of tax	0.6	0.4	1.2	1.3
Net gain on marketable securities held in trust fund, net of tax	1.3	—	3.7	—
Other comprehensive income	81.7	58.5	124.8	327.0
Comprehensive income	178.8	47.4	220.8	572.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1.7)	0.4	(0.7)	1.6
Comprehensive income attributable to Mosaic	$180.5	$47.0	$221.5	$571.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$660.6	$673.1
Receivables, net	548.0	627.8
Inventories	1,683.5	1,391.1
Other current assets	445.1	365.7
Total current assets	3,337.2	3,057.7
Property, plant and equipment, net of accumulated depreciation of $6,049.7 million and $5,718.7 million, respectively	9,434.9	9,198.5
Investments in nonconsolidated companies	1,127.7	1,063.1
Goodwill	1,661.0	1,630.9
Deferred income taxes	781.7	836.4
Other assets	1,101.9	1,054.1
Total assets	$17,444.4	$16,840.7
Liabilities and Equity
Current liabilities:
Short-term debt	$65.3	$0.1
Current maturities of long-term debt	42.5	38.8
Structured accounts payable arrangements	223.7	128.8
Accounts payable	651.1	471.8
Accrued liabilities	889.4	837.3
Total current liabilities	1,872.0	1,476.8
Long-term debt, less current maturities	3,799.7	3,779.3
Deferred income taxes	1,021.4	1,009.2
Other noncurrent liabilities	956.7	952.9
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 388,998,498 shares issued and 351,049,649 shares outstanding as of June 30, 2017, 388,187,398 shares issued and 350,238,549 shares outstanding as of December 31, 2016	3.5	3.5
Capital in excess of par value	34.3	29.9
Retained earnings	10,905.4	10,863.4
Accumulated other comprehensive income (loss)	(1,187.1)	(1,312.2)
Total Mosaic stockholders' equity	9,756.1	9,584.6
Noncontrolling interests	38.5	37.9
Total equity	9,794.6	9,622.5
Total liabilities and equity	$17,444.4	$16,840.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$96.0	$245.9
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	324.7	373.0
Deferred and other income taxes	34.0	(69.8)
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	(5.8)	27.4
Accretion expense for asset retirement obligations	13.1	19.8
Share-based compensation expense	20.9	22.3
Loss on write-down of long-lived asset	—	47.0
Unrealized (gain) loss on derivatives	(3.2)	(91.3)
Loss on sale of fixed assets	4.9	—
Other	5.3	6.2
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	51.4	257.0
Inventories	(305.7)	(36.6)
Other current and noncurrent assets	(71.3)	17.6
Accounts payable and accrued liabilities	219.2	11.1
Other noncurrent liabilities	5.3	19.8
Net cash provided by operating activities	388.8	849.4
Cash Flows from Investing Activities:
Capital expenditures	(392.3)	(437.3)
Purchases of available-for-sale securities - restricted	(1,266.3)	—
Proceeds from sale of available-for-sale securities - restricted	1,256.1	—
Investments in nonconsolidated companies	—	(100.0)
Investments in consolidated affiliate	(38.9)	(90.0)
Other	18.8	2.7
Net cash used in investing activities	(422.6)	(624.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(265.2)	(173.7)
Proceeds from issuance of short-term debt	343.4	202.7
Payments of structured accounts payable arrangements	(155.8)	(494.6)
Proceeds from structured accounts payable arrangements	247.4	206.0
Payments of long-term debt	(3.4)	(1.8)
Proceeds from issuance of long-term debt	1.5	—
Proceeds from settlement of swaps	—	4.2
Proceeds from stock option exercises	—	2.6
Repurchases of stock	—	(75.0)
Cash dividends paid	(149.1)	(192.4)
Other	(1.9)	(0.5)
Net cash provided by (used in) financing activities	16.9	(522.5)
Effect of exchange rate changes on cash	4.5	86.8
Net change in cash, cash equivalents and restricted cash	(12.4)	(210.9)
Cash, cash equivalents and restricted cash - December 31	711.4	2,137.0
Cash, cash equivalents and restricted cash - June 30	$699.0	$1,926.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited statements of cash flows:
Cash and cash equivalents	$660.6	$1,059.3
Restricted cash in other current assets	7.2	9.3
Restricted cash in other assets	31.2	857.5
Total cash, cash equivalents and restricted cash shown in the unaudited statement of cash flows	$699.0	$1,926.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $14.0 and $18.5 for the six months ended June 30, 2017 and 2016, respectively)	$74.8	$63.1
Income taxes (net of refunds)	(8.9)	25.5

In June 2017, we accrued $62.5 million related to a contribution to Ma'aden Wa'ad Al Shamal Phosphate Company, or MWSPC, which was paid in July 2017. The offset to this liability was recorded as an investment in nonconsolidated companies in the Condensed Consolidated Balance Sheets.

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
Total comprehensive income (loss)	—	—	—	297.8	180.7	5.5	484.0
Stock option exercises	0.5	—	3.8	—	—	—	3.8
Stock based compensation	—	—	29.2	—	—	—	29.2
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends ($1.10 per share)	—	—	—	(383.7)	—	—	(383.7)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income (loss)	—	—	—	96.4	125.1	(0.7)	220.8
Vesting of restricted stock units	0.8	—	(16.5)	—	—	—	(16.5)
Stock based compensation	—	—	20.9	—	—	—	20.9
Dividends ($0.15 per share)	—	—	—	(54.4)	—	—	(54.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Equity from noncontrolling interests	—	—	—	—	—	1.8	1.8
Balance as of June 30, 2017	351.0	$3.5	$34.3	$10,905.4	$(1,187.1)	$38.5	$9,794.6

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
We are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Phosphate Mine in Peru and our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the "MWSPC"), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the MWSPC phosphate production. MWSPC commenced ammonia operations in late 2016. We recognize our equity in the net earnings or losses relating to the Miski Mayo joint venture on a one-month reporting lag, and MWSPC on a one-quarter reporting lag, in our Condensed Consolidated Statements of Earnings.

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
Brazil Securitization
In March 2017, Mosaic transferred trade receivables originated by a Brazilian subsidiary of Mosaic to a securitization entity as part of a three-year revolving trade receivables securitization that is also intended to facilitate additional credit to our customers.  In return for the transfer of trade receivables, Mosaic's Brazil subsidiary received cash plus a $5 million subordinated investment in the securitization entity.  Mosaic is exposed to losses on these receivables through its subordinated first loss interest in the securitization issuance which is generally limited to the subordinated investment.  Mosaic has the obligation to repurchase receivables from the securitization entity in certain circumstances and provide additional funding, if needed, to cover certain transaction expenses.  Mosaic has accounted for this transaction as a secured borrowing and we continue to report the related accounts receivable on our balance sheet.  At June 30, 2017, the amount of short-term debt related to this arrangement was $16.7 million.
Change in Method of Depreciation and Estimated Useful Lives of Property and Equipment
We have worked extensively to ensure the mechanical integrity of our fixed assets in order to help prolong their useful lives, while helping to ensure optimal asset utilization. Additionally, in the fourth quarter of 2016, we announced plans to significantly reduce future capital expenditure levels in order to preserve cash. As a result, we recently completed an in-depth review of our fixed assets and concluded that for certain assets, we would make a change to the units-of-production depreciation method from the straight-line method to better reflect the pattern of consumption of those assets. We also determined the expected lives of certain mining and production equipment and reserves were longer than the previously estimated useful lives used to determine depreciation in our financial statements. As a result, effective January 1, 2017, we changed our estimates of the useful lives and method of determining the depreciation of certain equipment to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimates is expected to reduce 2017 depreciation expense, thus increasing operating earnings, by approximately $70 million in 2017. Amounts may vary throughout the year due to changes in production levels.  As a result of this change and actions taken to prolong asset lives, we expect our maintenance expense to increase in the future.
3. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued guidance which requires that a statement of cash flows explain the change during the related period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us beginning January 1, 2018, and early adoption is permitted. We adopted this standard in the first quarter of 2017 and applied the new guidance on a retrospective basis to all periods presented. Accordingly, on the Condensed Statements of Cash Flows we reclassified $38.3 million and $860.7 million from investing activities to the beginning-of-period cash and cash equivalents balance for June 30, 2017 and 2016, respectively.
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
We have reviewed our sales contracts and practices as compared to the new guidance and are working through implementation steps to appropriately recognize the impact of the new standard on the timing and recognition of revenue. Our initial evaluation identifying areas that will be impacted by the new guidance is substantially complete. As a result of our evaluation, we have modified arrangements and systems to ensure that revenue will be recognized at the time control of product transfers to the customer and all other revenue recognition criteria are met. These modifications do not represent significant changes to our business practices. We have not yet determined the impact of the new standard on the revenue accounting for our proposed acquisition of Vale Fertilizantes, S.A. Additionally, we continue to analyze the potential revenue changes for our equity-method investees, as well as the impact of our transportation practices on the timing and cut-off of revenue recognition. We continue to analyze the potential impacts on our consolidated financial statements and related disclosures. We are revising our revenue recognition accounting policy and drafting new revenue disclosures to reflect the requirements of this standard.
In January 2016, the FASB issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for us beginning January 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. We are currently gathering data for our lease arrangements, evaluating potential system and internal process requirements and changes, and working to determine the impact this guidance will have on our consolidated financial statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2017	December 31, 2016

Other current assets
Final price deferred(a)	$8.5	$31.6
Income and other taxes receivable	196.4	146.3
Prepaid expenses	127.1	99.9
Other	113.1	87.9
	$445.1	$365.7

Other assets
MRO inventory	$114.6	$115.6
Marketable securities held in trust	626.7	611.0
Restricted cash	31.2	31.3
Other	329.4	296.2
	$1,101.9	$1,054.1

Accrued liabilities
Accrued dividends	$2.9	$101.8
Payroll and employee benefits	114.8	142.9
Asset retirement obligations	99.3	102.0
Customer prepayments	293.0	145.6
Other	379.4	345.0
	$889.4	$837.3

Other noncurrent liabilities
Asset retirement obligations	$748.8	$747.9
Accrued pension and postretirement benefits	61.8	64.9
Unrecognized tax benefits	32.4	27.2
Other	113.7	112.9
	$956.7	$952.9

(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. For arrangements entered into prior to January 1, 2017, this was not included in inventory as risk of loss had passed to our customers. Amounts in this account are based on inventory cost. Beginning in 2017, the provisions of these arrangements changed so that risk of loss does not pass to the customer until the time control transfers and the amounts are retained in inventory. See Note 7.

5. Earnings Per Share
The numerator for basic and diluted earnings per share ("EPS") is net earnings attributable to Mosaic. The denominator for basic EPS is the weighted average number of shares outstanding during the period. The denominator for diluted EPS

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

also includes the weighted average number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, unless the shares are anti-dilutive.
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings (loss) attributable to Mosaic	$97.3	$(10.2)	$96.4	$246.7
Basic weighted average number of shares outstanding	351.0	349.8	350.8	350.6
Dilutive impact of share-based awards	1.0	—	1.0	1.2
Diluted weighted average number of shares outstanding	352.0	349.8	351.8	351.8
Basic net earnings (loss) per share attributable to Mosaic	$0.28	$(0.03)	$0.27	$0.70
Diluted net earnings (loss) per share attributable to Mosaic	$0.28	$(0.03)	$0.27	$0.70
A total of 3.5 million and 3.6 million shares of Common Stock subject to issuance upon exercise of stock options for the three and six months ended June 30, 2017 and 4.1 million and 3.1 million shares and for the three and six months ended June 30, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
6. Income Taxes
During the six months ended June 30, 2017, gross unrecognized tax benefits increased by $7.8 million to $34.9 million as a result of non-U.S. audit activity. If recognized, approximately $19.0 million of the $34.9 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.6 million and $3.2 million as of June 30, 2017 and December 31, 2016, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2017, tax expense specific to the period was a benefit of $16.2 million. This consisted of a benefit of $22.9 million, primarily related to the enactment of an income tax rate reduction of 1% in the Canadian province of Saskatchewan, which will be phased in by July 2019 and resulted in a reduction of our Canadian deferred tax liabilities, partially offset by $6.7 million of expense relating to a correction of an error for the enactment of an increase in the statutory tax rate for one of our equity method investments in 2016, which resulted in an increase in our deferred tax liabilities. In addition to the aforementioned items, tax expense specific to the six months ended June 30, 2017 was a benefit of $7.3 million, which included an expense of $8.9 million primarily related to share-based compensation.

For the three and six months ended June 30, 2017, our income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion when compared to the three and six months ended June 30, 2016. Our income tax rate is lower in 2017 compared to 2016 because our deductions are relatively fixed in dollars, while our profitability has been reduced; therefore, the deductions are a larger percentage of income.
For the three months ended June 30, 2016, tax expense specific to the period included an expense of $4.8 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the six months ended June 30, 2016, tax expense specific to the period included a benefit of $59.1 million, which included a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, partially offset by a $20.5 million expense related to distributions from certain non-U.S. subsidiaries and $6.2 million of expense primarily related to changes in estimates from prior periods.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016

Raw materials	$38.0	$42.9
Work in process	311.1	332.9
Finished goods	1,173.1	936.7
Final price deferred (a)	77.2	—
Operating materials and supplies	84.1	78.6
	$1,683.5	$1,391.1
(a) Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon. For arrangements entered into prior to January 1, 2017, this was not included in inventory as risk of loss had passed to our customers. Beginning in 2017, the provisions of these arrangements changed so that risk of loss does not pass to the customer until the time control transfers and, accordingly, the amounts are reported in inventory.
8. Goodwill
The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2016	$492.4	$1,013.6	$124.9	$1,630.9
Foreign currency translation	—	30.7	(0.6)	30.1
Balance as of June 30, 2017	$492.4	$1,044.3	$124.3	$1,661.0
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the six months ended June 30, 2017.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.3	$—	$—	$1.3
Level 2
Corporate debt securities	186.3	0.5	(2.2)	184.6
Municipal bonds	184.6	0.5	(3.1)	182.0
U.S. government bonds	255.9	—	(0.9)	255.0
Total	$628.1	$1.0	$(6.2)	$622.9

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	180.2	—	(4.3)	175.9
Municipal bonds	180.9	—	(6.6)	174.3
U.S. government bonds	257.4	0.1	(0.3)	257.2
Total	$619.7	$0.1	$(11.2)	$608.6
The following table shows gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of June 30, 2017 and December 31, 2016.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2017		December 31, 2016
	Less than 12 months(a)		Less than 12 months(a)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$140.1	$(2.2)	$163.7	$(4.3)
Municipal bonds	141.8	(3.1)	162.7	(6.6)
U.S. government bonds	255.0	(0.9)	202.3	(0.3)
Total	$536.9	$(6.2)	$528.7	$(11.2)
(a) Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2017. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2017
Due in one year or less	$23.0
Due after one year through five years	373.1
Due after five years through ten years	123.8
Due after ten years	101.7
Total debt securities	$621.6
Realized gains and losses, which were determined on a specific identification basis, were $0.3 million and $(1.9) million, respectively, for the six months ended June 30, 2017.
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
At June 30, 2017 and December 31, 2016, the aggregate amount of ARO associated with the Plant City and Bonnie Facilities that was included in our consolidated balance sheet was $94.8 million and $93.5 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $50.4 million and $79.6 million as of June 30, 2017 and December 31, 2016, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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

•	reimburse the agreed cost of regulators in connection with the incident.
The Order did not require payment of civil penalties relating to the incident.
In 2016, we recorded expenses and related accruals of approximately $70 million, reflecting our estimated costs related to the sinkhole. As of June 30, 2017, we had incurred approximately $48 million in remediation and sinkhole-related costs. We currently expect that the cost to complete and implement the remediation plan will be approximately $14 million more than our previous estimate, in part due to refinements in our estimates as repairs have progressed and because we have determined that a portion of the sinkhole is wider than previously estimated.  Accordingly, we have accrued this additional amount at June 30, 2017. We estimate that the remaining cost to complete and implement the remediation plan and comply with our responsibilities under the Order as described above will be approximately $36 million. There are, however, uncertainties in estimating these costs. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
Also in connection with the water loss incident, on September 22, 2016, Nicholas Bohn, Natasha McCormick and Eric Weckman, individually and on behalf of all others similarly situated, filed a putative class action complaint against Mosaic and Mosaic Fertilizer in the United States District Court for the Middle District of Florida (the "Florida District Court"), alleging that defendants’ storage, management and operation of the phosphogypsum stack at the New Wales facility gives rise to actionable claims by the plaintiffs and the putative plaintiff class based on theories of negligence, nuisance and strict liability.  Plaintiffs intended to seek class certification, damages for alleged diminution in real property values, unspecified punitive damages and attorney’s fees and costs, and injunctive relief including implementation of a mandatory water well testing protocol and installation or funding of permanent filtration devices on any private water well testing positive for

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

constituents associated with the New Wales water loss incident.  On February 17, 2017, the parties agreed to, and the court approved, a 90-day stay of the matter. During that time, we agreed to provide certain information to the plaintiffs informally in response to their requests. On May 23, 2017 the plaintiffs filed a motion with the Florida District Court to dismiss all claims against Mosaic, with prejudice, and the motion was granted on May 25, 2017. On June 12, 2017, the plaintiffs filed a motion with the Florida District Court to dismiss all claims in this matter against Mosaic Fertilizer without prejudice and the motion was granted on June 13, 2017, concluding this matter.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the "CAA") regarding compliance of our Florida sulfuric acid plants with the "New Source Review" requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued a notice of violation to CF (the "CF NOV") with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in the CF NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in the CF NOV. We are negotiating the terms of a settlement with EPA that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  Based on the current status of the negotiations, we expect that our commitments will include an agreement to reduce our sulfur dioxide emissions over the next five years to comply with a sulfur dioxide ambient air quality standard enacted by EPA in 2010. We do not expect that any related penalties assessed against us as part of a potential settlement would be material. In the event we are unable to finalize agreement on the terms of the settlement, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to "New Source Review" compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the CF NOV.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The South Pasture Extension. In November 2016, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service's biological opinion and the Corps' reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act ("CWA"), the National Environmental Policy Act ("NEPA") and the Endangered Species Act (the "ESA"), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the "APA"). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and violated the ESA by relying on the Service's biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service's biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are seeking relief including (i) declarations that the Corps' decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service's biological opinion violated applicable law and that the Corps' reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic's motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the defendants, filed answers to the amended complaint. On June 30, 2017, the plaintiffs filed a motion for summary judgment, arguing that the permit should not have been issued. On July 15, 2017, Mosaic filed a response in opposition to the plaintiffs' motion, and on July 28, 2017, Mosaic filed its own motion for summary judgment.
We believe the plaintiffs' claims in this case are without merit and we intend to vigorously defend the Corps' issuance of the South Pasture extension permit and the Service's biological opinion. However, if the plaintiffs were to prevail in this case, we would be prohibited from continuing to mine the South Pasture extension, and obtaining new or modified permits could significantly delay our resumption of mining and could result in more onerous mining conditions. This could have a material effect on our future results of operations, reduce future cash flows from operations, and in the longer term, conceivably adversely affect our liquidity and capital resources.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $121 million. Approximately $90 million of the maximum potential liability relates to credits of PIS and Cofins, which is similar to a Brazilian federal value added tax, for the period from 2004 to 2015; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings. If the status of similar cases involving unrelated taxpayers changes in the future, our maximum exposure could increase in the future and additional accruals could be required.
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
12. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of June 30, 2017 and December 31, 2016, the gross

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

asset position of our derivative instruments was $22.9 million and $16.2 million, respectively, and the gross liability position of our liability instruments was $17.1 million and $17.3 million, respectively.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of June 30, 2017, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic's intent to have floating rate debt as a portion of its outstanding debt, as of June 30, 2017 we held fixed-to-floating interest rate swap agreements related to our 4.25% senior notes due 2023.
As of June 30, 2017, we hold forward starting interest rate swap agreements to hedge our exposure to changes in future interest rates related to an anticipated debt issuance to fund the cash portion of our planned acquisition of Vale Fertilizantes S.A. as described in Note 15. We do not apply hedge accounting treatment to these contracts and cash is expected to be settled at the time of pricing of the related debt issuance. These agreements had a negative impact on pre-tax earnings of approximately $8 million for the six month period ended June 30, 2017.
As of June 30, 2017 and December 31, 2016, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2017	December 31, 2016
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	777.5	949.9
Interest rate derivatives - fixed-to-floating	Interest rate	US Dollars	585.0	310.0
Interest rate derivatives - preissuance	Interest rate	US Dollars	800.0	100.0
Natural gas derivatives	Commodity	MMbtu	38.5	21.7
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us` to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2017 and December 31, 2016, was $13.6 million and $6.0 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017, we would have been required to post $13.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.

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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2017 and December 31, 2016, the gross asset position of our foreign currency derivative instruments was $17.0 million and $8.3 million, respectively, and the gross liability position of our foreign currency derivative instruments was $4.0 million and $14.6 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2017 and December 31, 2016, the gross asset position of our commodity derivative instruments was $0.8 million and $6.3 million, respectively, and the gross liability position of our commodity instruments was $4.2 million and $1.3 million, respectively.
Interest Rate Derivatives-We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of June 30, 2017 and December 31, 2016, the gross asset position of our interest rate swap instruments was $4.6 million and $1.6 million, respectively, and the gross liability position of our interest rate swap instruments was $8.5 million and $1.4 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$660.6	$660.6	$673.1	$673.1
Receivables, net	548.0	548.0	627.8	627.8
Accounts payable	651.1	651.1	471.8	471.8
Structured accounts payable arrangements	223.7	223.7	128.8	128.8
Short-term debt	65.3	65.3	0.1	0.1
Long-term debt, including current portion	3,842.2	4,024.0	3,818.1	3,854.8
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
No share repurchases occurred in the six months ended June 30, 2017. As of June 30, 2017, 15,765,025 shares of Common Stock had been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million. The remaining amount available for repurchases under this program is $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of June 30, 2017 and December 31, 2016, the net amount due to our non-consolidated companies totaled $187.8 million and $21.7 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Transactions with non-consolidated companies included in net sales	$182.0	$141.2	$331.6	$288.4
Transactions with non-consolidated companies included in cost of goods sold	254.0	208.6	416.3	327.5
16. Proposed Acquisition of Vale Fertilizantes S.A.
On December 19, 2016, we entered into an agreement (the “Stock Purchase Agreement”) with Vale S.A. (“Vale”) and Vale Fertilizer Netherlands B.V. (together with Vale and certain of its affiliates, the “Sellers”) to acquire all of the issued and outstanding capital stock of Vale Fertilizantes S.A. (“Vale Fertilizantes”), the entity that conducts the global phosphate and potash operations of Vale S.A. (“Vale”), for a purchase price of (i) $1.25 billion in cash and (ii) 42,286,874 shares of our Common Stock, par value $0.01 per share (“Common Stock”). The cash portion of the purchase price is subject to adjustments based on matters such as the working capital and indebtedness balances of Vale Fertilizantes at the time of the closing. In addition, Mosaic has agreed to pay an additional amount in cash of up to $260 million if certain thresholds relating to the pricing of monoammonium phosphate (“MAP”) and the strength of the Brazilian real over the two year-period following the closing of the acquisition are satisfied. As part of the transaction, we will acquire the Sellers’ 40% economic interest in the joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru, in which we already hold a 35% economic interest, and Vale’s potash project at Kronau, Saskatchewan. The agreement also included an option for us to include the Sellers' Rio Colorado, Argentina potash project as part of the transaction. We did not exercise the option and it expired at the end of June 2017.
The acquisition is subject to closing conditions including the transfer to affiliates of Vale of certain industrial complexes located in the City of Cubatão (the “Cubatão Business”) that are operated by Vale Fertilizantes and its subsidiaries; the expiration or termination of the applicable waiting period under U.S. antitrust law and antitrust approvals in Brazil and Canada; the achievement of other specified regulatory and operational milestones; the absence of any governmental restraint due to the recent water loss incident at our New Wales facility in Florida that results in a reduction or suspension of operations or increased operating costs at the facility and would reasonably be expected to materially adversely impact Mosaic and its subsidiaries, taken as a whole; and other customary closing conditions. In February 2017 we received notice from the U.S. Federal Trade Commission that it had granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, in May 2017 we received regulatory clearance under the Competition Act (Canada) and on July 31, 2017 the Brazilian Administrative Council of Economic Defense, or CADE, approved the transaction unconditionally. In addition, the actions necessary to complete the required transfer of the Cubatão Business are now substantially complete. The Stock Purchase Agreement contains certain termination rights for both Mosaic and the Sellers, including if the transaction has not been consummated by December 31, 2017.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subject to satisfaction of the remaining regulatory and closing conditions, the transaction is expected to close in late 2017, although there can be no assurance that the closing will occur within the expected timeframe or at all.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and six months ended June 30, 2017 and 2016 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended June 30, 2017
Net sales to external customers	$696.4	$466.5	$582.6	$9.1	$1,754.6
Intersegment net sales	278.1	1.7	0.2	(280.0)	—
Net sales	974.5	468.2	582.8	(270.9)	1,754.6
Gross margin	76.1	109.9	39.4	(33.1)	192.3
Canadian resource taxes	—	33.0	—	—	33.0
Gross margin (excluding Canadian resource taxes)	76.1	142.9	39.4	(33.1)	225.3
Operating earnings (loss)	29.8	85.3	21.4	(41.9)	94.6
Depreciation, depletion and amortization expense	83.2	72.7	4.2	5.8	165.9
Capital expenditures	101.1	61.3	5.0	1.1	168.5

Three months ended June 30, 2016
Net sales to external customers	$678.7	$454.2	$533.6	$8.1	$1,674.6
Intersegment net sales	297.2	2.7	0.3	(300.2)	—
Net sales	975.9	456.9	533.9	(292.1)	1,674.6
Gross margin	100.4	53.0	4.7	(4.1)	154.0
Canadian resource taxes	—	38.1	—	—	38.1
Gross margin (excluding Canadian resource taxes)	100.4	91.1	4.7	(4.1)	192.1
Operating earnings (loss)	11.8	18.3	(11.0)	(6.8)	12.3
Depreciation, depletion and amortization expense	101.4	79.1	3.8	5.0	189.3
Capital expenditures	90.3	98.4	6.6	6.4	201.7

Six months ended June 30, 2017
Net sales to external customers	$1,367.3	$876.7	$1,069.8	$18.9	$3,332.7
Intersegment net sales	446.3	5.6	0.4	(452.3)	—
Net sales	1,813.6	882.3	1,070.2	(433.4)	3,332.7
Gross margin	132.6	179.3	67.2	(57.2)	321.9
Canadian resource taxes	—	56.3	—	—	56.3
Gross margin (excluding Canadian resource taxes)	132.6	235.6	67.2	(57.2)	378.2
Operating earnings (loss)	46.5	121.1	32.7	(75.6)	124.7
Depreciation, depletion and amortization expense	163.0	141.1	8.6	12.0	324.7
Capital expenditures	204.5	166.8	13.4	7.6	392.3

Six months ended June 30, 2016
Net sales to external customers	$1,485.7	$845.3	$1,000.2	$17.3	$3,348.5
Intersegment net sales	399.7	5.8	0.5	(406.0)	—
Net sales	1,885.4	851.1	1,000.7	(388.7)	3,348.5
Gross margin	165.0	151.1	16.5	58.1	390.7
Canadian resource taxes	—	56.4	—	—	56.4
Gross margin (excluding Canadian resource taxes)	165.0	207.5	16.5	58.1	447.1
Operating earnings (loss)	29.5	104.1	(15.4)	57.5	175.7
Depreciation, depletion and amortization expense	200.1	155.1	7.3	10.5	373.0
Capital expenditures	201.9	211.1	11.9	12.4	437.3
Total Assets
As of June 30, 2017	$7,307.3	$7,981.9	$1,816.3	$338.9	$17,444.4
As of December 31, 2016	7,679.7	7,777.9	1,477.1	(94.0)	16,840.7

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Guarantee
Guarantee of Payments
In 2015, Mosaic entered into an agreement (as amended to date, the "Bridge Loan") to provide bridge funding to Gulf Marine Solutions, LLC ("GMS") to finance the purchase and construction of two articulated tug and barge units (the "ATBs") intended to transport anhydrous ammonia, primarily for Mosaic’s operations. In January 2017, the parties agreed to increase the Bridge Loan from $185 million to $235 million. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP ("Gulf Sulphur Services"), an entity in which Mosaic and Savage Companies ("Savage") each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. A separate Savage subsidiary ("Savage Sub") entered into agreements for the construction, utilizing funds borrowed from GMS, and either it or an affiliate is expected to enter into a long-term contract with a subsidiary of Mosaic to transport anhydrous ammonia utilizing the first ATB. Beginning in 2015, we determined we are the primary beneficiary of GMS, a variable interest entity, and have consolidated its balance sheet and statement of earnings within our consolidated financial statements in our Phosphates segment. During 2016, at Mosaic's instruction, Savage Sub notified the barge builder of its election under the construction contract to cancel construction of the second barge unit. Construction of the first barge unit and the two tugs continued as planned, and the first ATB has been delivered to Savage Sub. At June 30, 2017, $214.9 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $53.7 million for the ATB project, which are included in long-term debt in our Condensed Consolidated Balance Sheets. These loans obtained by GMS were in turn lent to Savage Sub for use in constructing the ATBs. The parties are seeking third-party lease financing, which we expect will close in the third quarter of 2017, for the first ATB. Net proceeds are expected to be utilized to repay amounts borrowed to purchase and construct that unit (both under the Bridge Loan and under the loans from Gulf Sulphur Services). In connection with the ATB project, Mosaic also agreed to guarantee up to $100 million of payment obligations under the barge construction agreement to the barge builder. The guarantee will remain in effect until final payment under the construction agreement is made.  The fair value of our commitment under this guarantee at June 30, 2017 is not material.

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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended				Six months ended
	June 30,		2017-2016		June 30,		2017-2016
(in millions, except per share data)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net sales	$1,754.6	$1,674.6	$80.0	5%	$3,332.7	$3,348.5	$(15.8)	0%
Cost of goods sold	1,562.3	1,520.6	41.7	3%	3,010.8	2,957.8	53.0	2%
Gross margin	192.3	154.0	38.3	25%	321.9	390.7	(68.8)	(18)%
Gross margin percentage	11%	9%			10%	12%
Selling, general and administrative expenses	71.2	72.9	(1.7)	(2)%	152.1	162.7	(10.6)	(7)%
Other operating expense (income)	26.5	68.8	(42.3)	(61)%	45.1	52.3	(7.2)	(14)%
Operating earnings	94.6	12.3	82.3	NM	124.7	175.7	(51.0)	(29)%
Interest expense, net	(36.4)	(33.5)	(2.9)	9%	(62.2)	(59.7)	(2.5)	4%
Foreign currency transaction gain	9.1	14.7	(5.6)	(38)%	18.0	102.6	(84.6)	(82)%
Other income (expense)	1.4	(0.7)	2.1	NM	(3.1)	(0.2)	(2.9)	NM
Earnings (loss) from consolidated companies before income taxes	68.7	(7.2)	75.9	NM	77.4	218.4	(141.0)	(65)%
Benefit from income taxes	(22.6)	(9.8)	(12.8)	131%	(12.9)	(38.5)	25.6	(66)%
Earnings from consolidated companies	91.3	2.6	88.7	NM	90.3	256.9	(166.6)	(65)%
Equity in net earnings (loss) of nonconsolidated companies	5.8	(13.7)	19.5	NM	5.7	(11.0)	16.7	NM
Net earnings (loss) including noncontrolling interests	97.1	(11.1)	108.2	NM	96.0	245.9	(149.9)	(61)%
Less: Net loss attributable to noncontrolling interests	(0.2)	(0.9)	0.7	(78)%	(0.4)	(0.8)	0.4	(50)%
Net earnings (loss) attributable to Mosaic	$97.3	$(10.2)	$107.5	NM	$96.4	$246.7	$(150.3)	(61)%
Diluted net earnings (loss) per share attributable to Mosaic	$0.28	$(0.03)	$0.31	NM	$0.27	$0.70	$(0.43)	(61)%
Diluted weighted average number of shares outstanding	352.0	349.8			351.8	351.8
Overview of Consolidated Results for the three months ended June 30, 2017 and 2016
Net sales were $1.8 billion for the three months ended June 30, 2017, compared to $1.7 billion in the prior year period. Net earnings attributable to Mosaic for the three months ended June 30, 2017 was $97.3 million, or $0.28 per diluted share, compared to a net loss of $(10.2) million, or $(0.03) per diluted share, for the year ago period. The current period net earnings include discrete income tax benefits of $16 million, or $0.04 per diluted share, primarily related to Canadian tax law changes, and other operating expense of $14 million, or $(0.04) per diluted share, related to an increase in our reserve for estimated costs associated with a sinkhole at our New Wales phosphate production facility. Also included in current period results is a foreign currency transaction gain of $9.1 million, or $0.03 per diluted share, compared with a gain of $14.7 million, or $0.04 per diluted share for the year ago quarter. Unrealized mark-to-market gains on derivatives were $2.7 million, or $0.01 per diluted share in the current year period compared to $29.8 million, or $0.08 million per diluted share in the prior year period.
During the three months ended June 30, 2016 our results were impacted by actions we took to lower spending on capital projects and reduce expenses, including a loss on the write-off of construction in process of approximately $47 million, or $(0.12) per diluted share, the write-off of a capital project at one of our equity investments, of which our share was approximately $24 million, or $16 million after tax and $(0.05) per diluted share, and restructuring expenses of $11 million, or $(0.03) per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results for the three months ended June 30, 2017 were favorably impacted by higher potash production levels in the current year, as a result of the timing of maintenance turnarounds, and an increase in export sales volumes. In 2016, export sales volumes were low due to the delay in settlement of the China potash contract, which negatively impacted customer sentiment affecting the timing of sales to other major markets. A similar delay in 2017 did not have a major impact on these markets. The increase in potash export sale volumes in the current year quarter was partially offset by lower sales volumes in North America, which had a strong winter fill program that advanced sales from the second quarter into the first quarter of 2017. In addition, average MOP prices were slightly higher than the same period in the prior year.
Operating results were unfavorably impacted by a decrease in phosphates average selling prices compared to the same period in the prior year. Selling prices have been unfavorably impacted by increased competitor shipments into North America and lower raw material prices in the current year period. The negative impact on operating results from lower selling prices and higher ammonia cost was partially offset by lower sulfur and rock costs for the three months ended June 30, 2017 compared to the same period of the prior year.
For the three months ended June 30, 2017, operating results were also favorably impacted by our International Distribution business, which benefited from a higher sales mix of premium products, and lower operating costs. In the prior year period, operating results were impacted by unfavorable inventory positions as a result of foreign currency impacts and competitive pricing pressure, primarily in Brazil.
Subsequent to the quarter end:
•We made an equity contribution of $62.5 million to the Ma'aden Wa'ad Al Shamal Phosphate Company ("MWSPC") in July 2017. In addition, on July 31, 2017 MWSPC executed financing agreements for project funding facilities in the aggregate amount of approximately $560 million.
•We entered into an agreement for the sale of approximately 1,500 acres of vacant and undesignated real property near our Faustina facility in Louisiana. The proceeds and gain on the sale are expected to be approximately $52 million.
Overview of Consolidated Results for the six months ended June 30, 2017 and 2016
Net earnings attributable to Mosaic for the six months ended June 30, 2017 were $96.4 million, or $0.27 per diluted share, compared to $246.7 million, or $0.70 per diluted share, for the same period a year ago. Net earnings for the six months ended June 30, 2017 included the items discussed above, discrete income tax benefits of $14 million, or $0.04 per diluted share, a foreign currency transaction gain of $18.0 million, or $0.05 per diluted share, and unrealized mark-to-market gains on derivatives of $3.2 million, or $0.01 per diluted share. Included in net earnings for the six months ended June 30, 2016 are items discussed above and a foreign currency transaction gain of $102.6 million, or $0.26 per diluted share, and an unrealized mark-to-market gain on derivatives of $82.6 million, or $0.21 per diluted share.

Results for the six months ended June 30, 2017 and 2016 reflected the factors discussed above for the three months ended June 30, 2017 and 2016, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the six months ended June 30, 2017 were favorably impacted by higher potash production and sales volumes as mentioned above in the three-month discussion. Average potash selling prices decreased from the same period in the prior year due to lower export prices, which have been impacted by the global competitive environment.
Phosphate average selling prices negatively impacted operating earnings for the current year period due to competitive pressure from record North American imports. The impact from lower selling prices was offset by partially lower raw material costs as discussed above.
For the six months ended June 30, 2017, operating results were also favorably impacted by our International Distribution business due to the factors discussed above for the three-month period.
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
During the six months ended June 30, 2016:

•	We made equity contributions of $220 million to MWSPC.

•
We entered into an accelerated share repurchase transaction in February 2016 (the "2016 ASR") to repurchase shares of our Common Stock for a payment of $75 million under the 2015 Repurchase Program. The 2016 ASR was settled on March 29, 2016 and we received a total of 2,766,558 shares of Common Stock. The final average price per share was $27.11.

•	We received insurance proceeds of $28 million related to the collapse of a warehouse roof at our Carlsbad, New Mexico location in 2014, which are included in other operating income.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2017-2016		June 30,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net sales:
North America	$488.6	$475.8	$12.8	3%	$957.3	$1,073.4	$(116.1)	(11)%
International	485.9	500.1	(14.2)	(3)%	856.3	812.0	44.3	5%
Total	974.5	975.9	(1.4)	0%	1,813.6	1,885.4	(71.8)	(4)%
Cost of goods sold	898.4	875.5	22.9	3%	1,681.0	1,720.4	(39.4)	(2)%
Gross margin	$76.1	$100.4	$(24.3)	(24)%	$132.6	$165.0	$(32.4)	(20)%
Gross margin as a percentage of net sales	8%	10%			7%	9%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	791	738	53	7%	1,622	1,689	(67)	(4)%
International - DAP/MAP (a)(b)	915	1,022	(107)	(10)%	1,570	1,678	(108)	(6)%
MicroEssentials® (b)	774	567	207	37%	1,466	1,036	430	42%
Feed and Other (b)	102	122	(20)	(16)%	196	252	(56)	(22)%
Total Phosphates Segment Tonnes	2,582	2,449	133	5%	4,854	4,655	199	4%
Average selling price per tonne:
DAP (FOB plant)	$336	$343	$(7)	(2)%	$331	$349	$(18)	(5)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$373	$320	$53	17%	$332	$343	$(11)	(3)%
Sulfur (long ton)	90	112	(22)	(20)%	89	121	(32)	(26)%
Blended rock (metric tonne)	58	65	(7)	(11)%	58	62	(4)	(6)%
Production volume (in thousands of metric tonnes)	2,461	2,391	70	3%	4,764	4,596	168	4%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended June 30, 2017 and 2016
The Phosphates segment’s net sales were $974.5 million for the three months ended June 30, 2017, compared to $975.9 million for the three months ended June 30, 2016. A decrease in average selling prices resulted in lower net sales of approximately $60 million, which were almost completely offset by the effect of higher sales volumes in the current year period.
Our average diammonium phosphate ("DAP") selling price was $336 per tonne for the three months ended June 30, 2017, a decrease of 2% from the same period a year ago. In addition to the factors discussed in the Overview, competitive pricing from imports put pressure on selling prices for MAP-based products and feed.
The Phosphates segment’s sales volumes increased by 5% to 2.6 million tonnes for the three months ended June 30, 2017, compared to 2.4 million tonnes for the same period in the prior year, due to increased sales of MicroEssentials® in North America and to our International Distribution business in Brazil. Growth in MicroEssentials® volumes was due to higher product availability from the production capacity increase completed in 2016.

Gross margin for the Phosphates segment decreased to $76.1 million for the three months ended June 30, 2017, from $100.4 million for the three months ended June 30, 2016. Lower average selling prices negatively impacted gross margin by approximately $60 million for the reasons noted above. This impact was partially offset by the benefit of lower raw material costs, as discussed below, and lower depreciation expense collectively totaling approximately $30 million compared to the prior year period. As a result of these factors, gross margin as a percentage of net sales was 8% for the three months ended June 30, 2017 compared to 10% for the prior year period.
The average consumed price for ammonia for our North American operations increased to $373 per tonne for the three months ended June 30, 2017, from $320 in the same period a year ago, driven by a turnaround at our Faustina, Louisiana ammonia production facility, which resulted in an increase in purchases of ammonia from third parties in the current year period. The average consumed sulfur price for our North American operations decreased to $90 per long ton for the three months ended June 30, 2017, from $112 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. In the third quarter of 2017 we expect to begin purchasing ammonia under our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc. Based on current ammonia and natural gas prices, under this agreement we expect the ammonia consumed in cost of goods sold to increase beginning in the latter part of the fourth quarter of 2017. The average consumed cost of purchased and produced phosphate rock decreased to $58 per tonne for the three months ended June 30, 2017, as a result of increased production and the mix of rock used, compared to $65 per tonne for the three months ended June 30, 2016. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations decreased to 6% for the three months ended June 30, 2017, compared to 8% for the prior year period due to lower production at the Miski Mayo Mine in the current year as a result of flooding.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients increased slightly to 2.5 million tonnes for the three months ended June 30, 2017, from 2.4 million tonnes in the prior year period. Our operating rate for processed phosphate production increased to 84% for the quarter ended June 30, 2017, compared to 82% in the same period of the prior year.
Our North American phosphate rock production was 3.6 million tonnes for the three months ended June 30, 2017, compared to 3.3 million tonnes for the prior year period.
Six months ended June 30, 2017 and 2016
The Phosphates segment’s net sales were $1.8 billion for the six months ended June 30, 2017 compared to $1.9 billion for the six months ended June 30, 2016. The decrease was primarily due to lower average selling prices that resulted in a decrease in net sales of approximately $130 million, partially offset by higher sales volumes which contributed an increase of approximately $60 million to net sales.
Our average DAP selling price was $331 per tonne for the six months ended June 30, 2017, a decrease of $18 per tonne from the same period a year ago, due to the factors discussed above for the three-month period and in the Overview.
The Phosphates segment’s sales volumes increased to 4.9 million tonnes for the six months ended June 30, 2017 from 4.7 million for the same period a year ago. The increase was due to an increase in MicroEssentials® sales volumes as discussed above, partially offset by declines in sales volumes of our other crop nutrient products.
Gross margin for the Phosphates segment decreased to $132.6 million for the six months ended June 30, 2017, from $165.0 million in the six months ended June 30, 2016. Lower average selling prices resulted in a decrease to gross margin of approximately $130 million. This was partially offset by a benefit from higher sales volumes of approximately $10 million and lower sulfur and rock costs and depreciation expense totaling approximately $110 million. Gross margin was negatively impacted by $34 million related to planned and unplanned downtime at our Faustina, Louisiana ammonia facility. As a result of these factors, gross margin as a percentage of net sales decreased to 7% for the six months ended June 30, 2017, from 9% for the six months ended June 30, 2016.
The average consumed price for ammonia for our North American operations was $332 per tonne for the six months ended June 30, 2017, compared to $343 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $89 per long ton for the six months ended June 30, 2017, from $121 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.  In the third quarter of 2017 we expect to begin purchasing ammonia under our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc. The average consumed cost of purchased and produced phosphate rock was $58 per tonne for the six months ended June 30, 2017 compared to $62 per tonne for the prior year period. The percentage of phosphate rock purchased from the Miski Mayo Mine consumed in our North American operations was 8% for the six months ended June 30, 2017 and 2016.
Phosphates production of crop nutrient dry concentrates and animal feed ingredients decreased to 4.8 million tonnes for the six months ended June 30, 2017, from 4.6 million tonnes for the same period of the prior year. Our operating rate for processed phosphate production increased to 81% for the quarter ended June 30, 2017, compared to 79% in the same period of the prior year.
Our North American phosphate rock production increased to 7.2 million tonnes for the six months ended June 30, 2017, compared to 6.8 million for the six months ended June 30, 2016. We generally manage our rock production consistent with our long term mine plans.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2017-2016		June 30,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net sales:
North America	$269.4	$304.1	$(34.7)	(11)%	$523.3	$545.9	$(22.6)	(4)%
International	198.8	152.8	46.0	30%	359.0	305.2	53.8	18%
Total	468.2	456.9	11.3	2%	882.3	851.1	31.2	4%
Cost of goods sold	358.3	403.9	(45.6)	(11)%	703.0	700.0	3.0	0%
Gross margin	$109.9	$53.0	$56.9	107%	$179.3	$151.1	$28.2	19%
Gross margin as a percentage of net sales	23%	12%			20%	18%
Canadian resource taxes (CRT)	33.0	38.1	(5.1)	(13)%	56.3	56.4	(0.1)	0%
Gross margin (excluding CRT)(a)	$142.9	$91.1	$51.8	57%	$235.6	$207.5	$28.1	14%
Gross margin (excluding CRT) as a percentage of net sales(a)	31%	20%			27%	24%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	815	983	(168)	(17)%	1,618	1,632	(14)	(1)%
International(b)	1,213	905	308	34%	2,237	1,653	584	35%
Total	2,028	1,888	140	7%	3,855	3,285	570	17%
Non-agricultural	163	152	11	7%	309	298	11	4%
Total Potash Segment Tonnes	2,191	2,040	151	7%	4,164	3,583	581	16%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$200	$173	$27	16%	$195	$177	$18	10%
MOP - International	159	158	1	1%	155	175	(20)	(11)%
MOP - Average(d)	179	178	1	1%	176	191	(15)	(8)%

Production volume (in thousands of metric tonnes)	2,302	1,769	533	30%	4,350	3,787	563	15%

(a) Gross margin (excluding CRT), a non-GAAP measure, is calculated as GAAP gross margin less Canadian resource taxes ("CRT"). Gross margin (excluding CRT) as a percentage of net sales is calculated as GAAP gross margin less CRT, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader's ability to compare our GAAP gross margin with that of other companies that incur CRT expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for our Potash segment affords them greater transparency in assessing our financial performance against competitors' gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page 39.
(b) Includes sales volumes to our International Distribution segment.
(c) This price excludes industrial and feed selling prices which are typically at a lag due to the nature of the contracts.
(d) This price includes industrial and feed sales.

Three months ended June 30, 2017 and 2016
The Potash segment’s net sales increased to $468.2 million for the three months ended June 30, 2017, compared to $456.9 million in the same period a year ago. The increase was due to higher sales volumes that resulted in increased net sales of approximately $20 million, partially offset by the impact of selling prices related to the mix of product sold as further discussed below, which had an unfavorable impact on net sales of approximately $10 million.
Our average MOP selling price was $179 per tonne for the three months ended June 30, 2017, compared to $178 for the same period a year ago. Despite average MOP selling prices in North America rising more than 10%, our average MOP selling prices only increased by 1% due to lower selling prices for our industrial products, which typically have a lag to market prices. There was also a decrease in selling prices for our K-Mag products in the current year period.
The Potash segment’s sales volumes increased to 2.2 million tonnes for the three months ended June 30, 2017, compared to 2.0 million in the same period a year ago, due to an increase in International sales volumes. Sales volumes in the prior year period were negatively impacted by the delay in settlement of the China potash contract as discussed in the Overview.
Gross margin for the Potash segment increased to $109.9 million for the three months ended June 30, 2017, from $53.0 million in the same period of the prior year. The favorable impact to gross margin from increased sales volumes was offset by the negative impact of selling prices related to the mix of products sold. Gross margin was positively impacted by approximately $60 million due to the effects of higher production as described below, foreign exchange rates, and the benefit of lower depreciation. Other factors affecting gross margin and costs are further discussed below. As a result of all these factors, gross margin as a percentage of net sales increased to 23% for the three months ended June 30, 2017, compared to 12% for the same period a year ago.
We incurred $33.0 million in Canadian resource taxes for the three months ended June 30, 2017, compared with $38.1 million in the same period a year ago. These taxes decreased due to shift in the mix of production as discussed below. The prior year also included a catch up accrual of $10 million. Royalty expense increased to $6.3 million for the three months ended June 30, 2017, compared to $4.9 million for the three months ended June 30, 2016.
We incurred $38.5 million in expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended June 30, 2017, compared to $42.3 million for the three months ended June 30, 2016. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended June 30, 2017, potash production was 2.3 million tonnes compared to 1.8 million tonnes for the prior year period. Our operating rate for potash production was 93% for the current year period, primarily due to higher production at our Esterhazy and Belle Plaine, Saskatchewan mines. In the prior year period, our operating rate was 67% as we scaled operations to meet demand and had a scheduled turnaround at our Esterhazy mine. In 2017, the turnaround at our Esterhazy mine is scheduled for later in the year.
Six months ended June 30, 2017 and 2016
The Potash segment’s net sales were $882.3 million for the six months ended June 30, 2017 and 2016. The favorable impact from higher sales volumes of approximately $110 million was partially offset by lower selling prices, which decreased net sales by approximately $80 million in the current year period compared to the same period in the prior year.
Our average MOP selling price was $176 per tonne for the six months ended June 30, 2017, a decrease of $15 per tonne compared with the same period a year ago due to the factors discussed in the Overview and above in the three-month discussion.

The Potash segment’s sales volumes increased to 4.2 million tonnes for the six months ended June 30, 2017, compared to 3.6 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $179.3 million for the six months ended June 30, 2017, from $151.1 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $80 million related to lower selling prices, partially offset by approximately $50 million due to higher sales volumes compared to the prior year. Gross margin was also favorably impacted by approximately $55 million due to the effects of higher production as discussed below, the benefit of lower depreciation, and favorable foreign exchange rates. These and other factors affecting gross margin and costs are further discussed below. As a result of all these factors, gross margin as a percentage of net sales increased to 20% for the six months ended June 30, 2017, compared to 18% for the same period a year ago.
We incurred $56.3 million in Canadian resource taxes for the six months ended June 30, 2017, which was comparable to $56.4 million in the same period a year ago. The impact from increased profitability was mostly offset by the effect of a shift in the mix of production. Royalty expense increased to $11.4 million for the six months ended June 30, 2017, compared to $11.3 million for the six months ended June 30, 2016.
We incurred $77.8 million in expenses, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2017, compared to $79.3 million in the six months ended June 30, 2016.
For the six months ended June 30, 2017, potash production increased to 4.4 million tonnes compared to 3.8 million tonnes for the six months ended June 30, 2016. We completed a proving run at our Belle Plaine mine in February, which resulted in favorable production compared to the prior year. In the prior year we scaled back our production to meet demand.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2017-2016		June 30,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net Sales	$582.8	$533.9	$48.9	9%	$1,070.2	$1,000.7	$69.5	7%
Cost of goods sold	543.4	529.2	14.2	3%	1,003.0	984.2	18.8	2%
Gross margin	$39.4	$4.7	$34.7	NM	$67.2	$16.5	$50.7	NM
Gross margin as a percent of net sales	7%	1%			6%	2%
Gross margin per sales tonne	$24	$3			$23	$6
Sales volume (in thousands of metric tonnes)
Total	1,619	1,413	206	15%	2,954	2,681	273	10%
Realized prices ($/tonne)
Average price (FOB destination)(a)	$356	$374	$(18)	(5)%	$358	$370	$(12)	(3)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	408	505	(97)	(19)%	577	672	(95)	(14)%
MicroEssentials® from Mosaic	365	303	62	20%	679	404	275	68%
Potash from Mosaic/Canpotex	954	822	132	16%	1,604	1,182	422	36%

(a) Average price of all products sold by International Distribution.
Three months ended June 30, 2017 and 2016
The International Distribution segment’s net sales increased to $582.8 million for the three months ended June 30, 2017, from $533.9 million in the same period a year ago. The increase in net sales was due to higher sales volumes that resulted in a favorable impact of approximately $80 million, partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $30 million.
The average selling price of $356 per tonne in the current year quarter decreased from $374 per tonne in the same period of the prior year. This change was driven by a decline in global crop nutrient prices and a change in the mix of products sold. The International Distribution segment’s sales volume of 1.6 million tonnes increased 15% for the three months ended June 30, 2017 compared to same period of 2016, due to additional sales volumes under our fertilizer supply agreement with Archer Daniels Midland Company, and a focus on selling MicroEssentials® in Brazil, and strong demand in India in anticipation of a GST tax rate change.
Total gross margin for the three months ended June 30, 2017, increased to $39.4 million from $4.7 million in the prior year period, driven by higher sales volumes and the mix of sales as we sold more premium products. In addition, prior year operating results were negatively impacted by unfavorable inventory positions as described in the Overview.
Gross margin per sales tonne was $24 for the three months ended June 30, 2017, compared to $3 per tonne for prior year period.
Six months ended June 30, 2017 and 2016
The International Distribution segment’s net sales were $1.1 billion for the six months ended June 30, 2017 compared to $1.0 billion in the prior year period. The increase in net sales was due to higher sales volumes that resulted in a favorable impact of approximately $100 million, partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $30 million when compared to the prior year period.

The overall average selling price decreased $12 per tonne to $358 per tonne for the six months ended June 30, 2017 primarily due to declines in global crop nutrient prices.
The International Distribution segment’s sales volume increased to 3.0 million tonnes for the six months ended June 30, 2017, from 2.7 million tonnes in the same period a year ago, due to the reasons discussed above and improved market conditions in China in 2017, which was negatively impacted by the delay in signing their potash contract in the prior year as discussed in the Overview.
Our total gross margin for the six months ended June 30, 2017, increased to $67.2 million from $16.5 million in the same period in the prior year due to increased sales volumes as discussed above. Gross margin per tonne increased to $23 per tonne from $6 per tonne for the same period of the prior year, primarily due to higher sales volumes and the mix of sales, as we sold more premium products. In addition, we held more favorable inventory positions in the six months ended June 30, 2017, compared to the prior year period.
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
For the three months ended June 30, 2017, gross margin for Corporate, Eliminations and Other was a loss of $33.1 million, compared to a loss of $4.1 million for the same period in the prior year. The change was driven by a net unrealized gain of $3 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $30 million in the prior year period. The majority of the remaining gross margin loss in both the current and prior year periods is related to the elimination of profit on intersegment sales.
For the six months ended June 30, 2017, gross margin was a loss of $57.2 million compared to a gain of $58.1 million in the same period of the prior year. The change was driven by a lower net unrealized gain in the current year of $3 million, primarily on foreign currency derivatives, compared to a gain of $83 million in the prior year period. In addition, a higher elimination of profit on intersegment sales in 2017 contributed a change of approximately $40 million, which primarily relates to the timing of third party sales for our International Distribution segment.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2017-2016		June 30,		2017-2016
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Selling, general and administrative expenses	$71.2	$72.9	$(1.7)	(2)%	$152.1	$162.7	$(10.6)	(7)%
Other operating expense (income)	26.5	68.8	(42.3)	(61)%	45.1	52.3	(7.2)	(14)%
Interest (expense)	(44.3)	(38.9)	(5.4)	14%	(77.2)	(70.7)	(6.5)	9%
Interest income	7.9	5.4	2.5	46%	15.0	11.0	4.0	36%
Interest expense, net	(36.4)	(33.5)	(2.9)	9%	(62.2)	(59.7)	(2.5)	4%
Foreign currency transaction gain	9.1	14.7	(5.6)	(38)%	18.0	102.6	(84.6)	(82)%
Other income (expense)	1.4	(0.7)	2.1	NM	(3.1)	(0.2)	(2.9)	NM
Benefit from income taxes	(22.6)	(9.8)	(12.8)	131%	(12.9)	(38.5)	25.6	(66)%
Equity in net earnings (loss) of nonconsolidated companies	5.8	(13.7)	19.5	NM	5.7	(11.0)	16.7	NM
Selling, General and Administrative Expenses
For the three months and six months ended June 30, 2017, selling, general and administrative expenses were $71.2 million and $152.1 million, respectively, compared to $72.9 million and $162.7 million for the same periods of the prior year. The lower expense in the current year periods is primarily due to the effects of our ongoing cost reduction initiatives.
Other Operating Expense (Income)
For the three months ended June 30, 2017, we had other operating expense of $26.5 million, compared to $68.8 million for the same period in the prior year. The three-month period ended June 30, 2017 includes expense of approximately $14 million related to an increase in our reserve for estimated costs associated with a sinkhole at our New Wales phosphate production facility in Florida and $5 million of professional services costs related to the proposed acquisition of Vale Fertilizantes. The three months ended June 30, 2016, included a loss of $47 million related to the cancellation of construction of a barge intended to transport ammonia and approximately $11 million of severance costs relate to organizational restructuring.
For the six months ended June 30, 2017, we had other operating expense of $45.1 million, compared to and $52.3 million for the same period in the prior year. In addition to the costs discussed above for the sinkhole, the six-month period ended June 30, 2017 includes $8 million of professional services costs for the proposed acquisition of Vale Fertilizantes and approximately $3 million that we expect to pay under the liquidated damages provision of our ammonia supply agreement with CF Industries, Inc. due to a delay in the availability of a specialized tug and barge unit that will transport the ammonia. In addition to the items mentioned above in the three-month discussion, the six months ended June 30, 2016, included the receipt of approximately $28 million in insurance proceeds related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014.
Foreign Currency Transaction Gain
For the three and six months ended June 30, 2017, we recorded foreign currency transaction gains of $9.1 million and $18.0 million compared with gains of $14.7 million and $102.6 million in the same periods of the prior year. The gains were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by U.S. dollar cash held by our Canadian subsidiaries. The U.S. dollar weakened to a greater extent in the prior year periods.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three and six months ended June 30, 2017, we had earnings from equity of nonconsolidated companies of $5.8 million and $5.7 million, respectively, related to income from MWSPC, which began ammonia production in the current year, partially offset by losses from the joint venture that owns the Miski Mayo Mine, whose operations were impacted by flooding in the region earlier in the current year. For the three and six months ended June 30, 2016, we had losses of $13.7 million and $11.0 million, respectively, which were due to the decision by Canpotex Limited ("Canpotex") not to proceed with construction of a new export terminal at the Port of Prince Rupert in British Columbia, as Canpotex determined it has sufficient port access and terminal capacity options to meet its needs. Mosaic's share of the loss was $24 million, or $16 million net of tax.

Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

June 30, 2017	(32.9)%	$(22.6)
June 30, 2016	136.1%	(9.8)

Six months ended	Effective Tax Rate	Provision for Income Taxes
June 30, 2017	(16.7)%	$(12.9)
June 30, 2016	(17.6)%	(38.5)

Income tax benefit was $22.6 million and $12.9 million, and the effective tax rate was (32.9)% and (16.7)%, for the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2017, tax expense specific to the period was a benefit of $16.2 million. This consisted of a benefit of $22.9 million primarily related to the enactment of an income tax rate reduction of 1% in the

Canadian province of Saskatchewan, which will be phased in by July 2019 and resulted in a reduction of our Canadian deferred tax liabilities, partially offset by the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, resulting in expense of $6.7 million. In addition to the aforementioned items, tax expense specific to the six months ended June 30, 2017 was a benefit of $7.3 million, which included an expense of $8.9 million primarily related to share-based compensation.

For the three and six months ended June 30, 2017, our income tax rate was favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion when compared to the three and six months ended June 30, 2016. Our income tax rate is lower in 2017 compared to 2016 because certain of our deductions are relatively constant, while our profitability has been reduced; therefore, the deductions are a larger percentage of income.
For the three months ended June 30, 2016, tax expense specific to the period included a benefit of $4.8 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the six months ended June 30, 2016, tax expense specific to the period included a benefit of $59.1 million, which included a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $20.5 million expense related to distributions from certain non-U.S. subsidiaries and $6.2 million of expense primarily related to changes in estimates from prior periods.
Non-GAAP Reconciliation

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Sales	$468.2	$456.9	$882.3	$851.1
Gross margin	109.9	53.0	179.3	151.1
Gross margin as a percentage of net sales	23.5%	11.6%	20%	18%
Canadian resource taxes	33.0	38.1	56.3	56.4
Gross margin, (excluding CRT)	$142.9	$91.1	$235.6	$207.5
Gross margin (excluding CRT) as a percentage of net sales	30.5%	19.9%	27%	24%
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
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents of $0.7 billion, plus marketable securities held in trust to fund future obligations of $0.7 billion, long-term debt, including current maturities, of approximately $3.8 billion, and stockholders’ equity of approximately $9.8 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade rating and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2017, we invested $392.3 million in capital expenditures and returned cash to shareholders through dividend payments of $149.1 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. The cash portion of the purchase price we have agreed to pay to acquire Vale S.A.'s global phosphates and potash operations conducted through Vale Fertilizantes S.A. is $1.25 billion, subject to adjustments based on matters such as the working capital and indebtedness balances of Vale Fertilizantes at the time of the closing. We expect to fund this amount primarily through the issuance of debt. As to our remaining cash requirements, we believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At June 30, 2017, we had $1.99 billion available under our $2.0 billion revolving credit facility. Our credit facility, which includes the revolving credit facility and a $720 million term loan, requires us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of June 30, 2017.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2017. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $400 million of cash balances associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use this cash for non-U.S. expansions and other investments outside the U.S.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in financing activities for the six months ended June 30, 2017 and 2016:

(in millions)	Six months ended
	June 30,		2017-2016
Cash Flow	2017	2016	Change	Percent
Net cash provided by operating activities	$388.8	$849.4	$(460.6)	(54)%
Net cash used in investing activities	(422.6)	(624.6)	202.0	(32)%
Net cash provided by (used in) financing activities	16.9	(522.5)	539.4	NM
Operating Activities
During the six months ended June 30, 2017, net cash provided by operating activities decreased by $460.6 million to $388.8 million, from $849.4 million for the six months ended June 30, 2016. Our results of operations, after non-cash adjustments to net earnings, contributed $489.9 million to cash flows from operating activities during the six months ended June 30, 2017, compared to a contribution of $580.5 million as computed on the same basis for the prior year period. During the six months ended June 30, 2017, we had an unfavorable working capital change of $(101.1) million compared to a favorable change of $268.9 million during the six months ended June 30, 2016.
The change in working capital for the six months ended June 30, 2017, was primarily driven by an increase in inventories of $305.7 million partially offset by an increase in accounts payable and accrued liabilities of $219.2 million. The increase in inventories was primarily due to building inventory volumes and the mix of inventory in our International Distribution segment in the current year for its upcoming high season. The increase in accounts payable is related to the timing of payments for those inventory purchases.
In the prior year period, the change in working capital was primarily driven by a favorable impact from a change in accounts receivable of $257.0 million, partially offset by an unfavorable impact from a change in inventories of $36.6 million. The change in accounts receivable was due to the seasonal timing of sales, as there were lower sales in June 2016 compared to December 2015. In addition, average selling prices also declined. The increase in inventories was primarily due to building inventories in our International Distribution segment for its high season.
Investing Activities
Net cash used in investing activities was $422.6 million for the six months ended June 30, 2017, compared to $624.6 million for the same period a year ago. In the current year period, we had capital expenditures of $392.3 million, compared to $437.3 million in the prior year period. We also invested $38.9 million in an affiliate in the current year compared to $90.0 million in the prior year, for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 18 of our Condensed Consolidated Financial Statements in this report. The prior year period also included an investment of $100.0 million in MWSPC.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017, was $16.9 million, compared to net cash used in financing activities of $522.5 million for the same period in the prior year. For the six months ended June 30, 2017, we received net proceeds from short-term borrowing of $78.2 million and net proceeds from structured accounts payable of $91.6 million, which were used to fund working capital needs in our International Distribution segment. During the current year period we paid dividends of $149.1 million.
Net cash used in financing activities for the six months ended June 30, 2016, reflected shares repurchased during the period of approximately $75 million under our 2015 Repurchase Program and dividends paid of $192.4 million. We also had payments of structured accounts payable of $288.6 million.
Debt Instruments, Guarantees and Related Covenants
See Note 10 to the Consolidated Financial Statements in our 10-K Report and Note 18 to the Condensed Consolidated Financial Statements in this report.

In addition, on July 31, 2017, MWSPC executed two financing agreements with the Saudi Industrial Development Fund, or SIDF, providing for project funding facilities in the aggregate amount of approximately $560 million. One agreement provides for financing in the amount of approximately $320 million for the construction of MWSPC's phosphoric acid plant and phosphate concentrate plant and will be required to be repaid over a twelve-year period beginning in December 2018. The second agreement provides for financing in the amount of approximately $240 million for the construction of MWSPC’s ammonia plant and will be required to be repaid over a ten-year period beginning in December 2018. MWSPC will provide a mortgage for SIDF's benefit. In addition, we and the other members of MWSPC will provide guarantees in the amount of our respective proportionate shares of the facilities.
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
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
risks and uncertainties arising from the possibility that the closing of the proposed Transaction may be delayed or may not occur, including delays or risks arising from any inability to obtain governmental approvals of the Transaction on the proposed terms and schedule, any inability of Vale to achieve certain other specified regulatory and operational milestones or to satisfy any of the other closing conditions; our ability to secure financing, or financing on satisfactory terms and in a sufficient amount, to fund the cash portion of the purchase price without the need for additional funds from other liquidity sources; and difficulties with realization of the benefits of the proposed Transaction, including the risks that the acquired business may not be integrated successfully or that the anticipated synergies or cost or capital expenditure savings from the Transaction may not be fully realized or may take longer to realize than expected, including because of political and economic instability in Brazil or changes in government policy in Brazil;

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

•	other disruptions of operations at any of our key production and distribution facilities, particularly when they are operating at high operating rates;

•	changes in antitrust and competition laws or their enforcement;

•	actions by the holders of controlling equity interests in businesses in which we hold a noncontrolling interest;

•	the performance of MWSPC and the entity operating the Miski Mayo mine;

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
Foreign Currency Exchange Contracts
As of June 30, 2017 and December 31, 2016, the fair value of our major foreign currency exchange contracts was $13.0 million and $(6.5) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2017			As of December 31, 2016
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2017	2018		2017	2018
Foreign Currency Exchange Forwards
Canadian Dollar			$12.9			$(4.0)
Notional (million US$) - long Canadian dollars	$270.6	$153.0		$361.4	$33.8
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3302	1.3397		1.3283	1.3294
Foreign Currency Exchange Collars
Canadian Dollar			$0.5			$(0.7)
Notional (million US$)	$49.7	—		$39.9	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3693	—		1.3336	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.2876	—		1.2300	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$0.9			$(1.8)
Notional (million US$) - short Brazilian real	$242.9	$—		$202.6	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.3342	—		3.4237	—
Notional (million US$) - long Brazilian real	$133.3	$30.5		$186.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.3704	3.4138		3.6717	—
Indian Rupee			$(1.3)			$—
Notional (million US$) - short Indian rupee	$79.5	$—		$122.5	$—
Weighted Average Rate - Indian rupee to U.S. dollar	66.0140	—		68.6216	—
Total Fair Value			$13.0			$(6.5)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of June 30, 2017 and December 31, 2016, the fair value of our natural gas commodities contracts was $(3.2) million and $6.0 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2017					As of December 31, 2016
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2017	2018	2019	2020	Fair Value	2017	2018	2019	Fair Value
Natural Gas Swaps					$(3.2)				$6.0
Notional (million MMBtu) - long	7.5	15.0	13.0	2.0		12.1	4.8	4.8
Weighted Average Rate (US$/MMBtu)	$2.69	$2.62	$2.45	$2.61		$2.62	2.44	$2.43
Total Fair Value					$(3.2)				$6.0
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of June 30, 2017 and December 31, 2016, the fair value of our interest rate contracts was $(0.2) million and $0.2 million, respectively. Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2017.

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
We made no share repurchases during the six months ended June 30, 2017.
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
Richard L. Mack
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

August 1, 2017

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.d.2	Form of letter dated June 30, 2017 to executive officers regarding Senior Management Severance and Change in Control Agreements		X

10.iii.d.4	Form of expatriate agreement dated May 18, 2017 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017

10.iii.k.15	Form of Retention Award Agreement under The Mosaic Company 2014 Stock and Incentive Plan, approved May 17, 2017	Exhibit 10.2 to Mosaic's Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

E-1