Form 10-Q
period 2017-09-30
MOSAIC CO
filed 2017-11-03
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 351,049,649 shares of Common Stock as of October 31, 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,984.8	$1,952.2	$5,317.5	$5,300.7
Cost of goods sold	1,744.0	1,738.9	4,754.8	4,696.6
Gross margin	240.8	213.3	562.7	604.1
Selling, general and administrative expenses	66.1	66.9	218.2	229.6
Other operating (income) expense	(39.2)	76.7	5.9	129.1
Operating earnings	213.9	69.7	338.6	245.4
Interest expense, net	(36.2)	(25.5)	(98.4)	(85.2)
Foreign currency transaction gain (loss)	58.6	(32.4)	76.6	70.2
Other income (expense)	1.1	0.5	(2.0)	0.3
Earnings from consolidated companies before income taxes	237.4	12.3	314.8	230.7
Provision for (benefit from) income taxes	17.6	(30.1)	4.7	(68.7)
Earnings from consolidated companies	219.8	42.4	310.1	299.4
Equity in net earnings (loss) of nonconsolidated companies	9.8	(1.7)	15.5	(12.8)
Net earnings including noncontrolling interests	229.6	40.7	325.6	286.6
Less: Net earnings attributable to noncontrolling interests	2.1	1.5	1.7	0.7
Net earnings attributable to Mosaic	$227.5	$39.2	$323.9	$285.9
Basic net earnings per share attributable to Mosaic	$0.65	$0.11	$0.92	$0.82
Basic weighted average number of shares outstanding	351.1	350.1	350.9	350.4
Diluted net earnings per share attributable to Mosaic	$0.65	$0.11	$0.92	$0.81
Diluted weighted average number of shares outstanding	352.2	351.5	351.9	351.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings including noncontrolling interest	$229.6	$40.7	$325.6	$286.6
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	177.0	(65.1)	293.0	257.4
Net actuarial gain and prior service cost, net of tax	1.3	1.7	5.2	5.0
Amortization of gain on interest rate swap, net of tax	0.6	0.6	1.8	1.9
Net gain (loss) on marketable securities held in trust fund, net of tax	0.1	(0.7)	3.8	(0.7)
Other comprehensive income (loss)	179.0	(63.5)	303.8	263.6
Comprehensive income (loss)	408.6	(22.8)	629.4	550.2
Less: Comprehensive income attributable to noncontrolling interest	2.9	1.3	2.2	2.9
Comprehensive income (loss) attributable to Mosaic	$405.7	$(24.1)	$627.2	$547.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$685.7	$673.1
Receivables, net	592.3	627.8
Inventories	1,666.2	1,391.1
Other current assets	431.3	365.7
Total current assets	3,375.5	3,057.7
Property, plant and equipment, net of accumulated depreciation of $6,154.1 million and $5,718.7 million, respectively	9,696.3	9,198.5
Investments in nonconsolidated companies	1,138.9	1,063.1
Goodwill	1,703.4	1,630.9
Deferred income taxes	765.1	836.4
Other assets	1,123.9	1,054.1
Total assets	$17,803.1	$16,840.7
Liabilities and Equity
Current liabilities:
Short-term debt	$58.6	$0.1
Current maturities of long-term debt	134.2	38.8
Structured accounts payable arrangements	370.4	128.8
Accounts payable	547.9	471.8
Accrued liabilities	786.7	837.3
Total current liabilities	1,897.8	1,476.8
Long-term debt, less current maturities	3,722.3	3,779.3
Deferred income taxes	1,072.6	1,009.2
Other noncurrent liabilities	954.9	952.9
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 388,998,498 shares issued and 351,049,649 shares outstanding as of September 30, 2017, 388,187,398 shares issued and 350,238,549 shares outstanding as of December 31, 2016	3.5	3.5
Capital in excess of par value	39.8	29.9
Retained earnings	11,079.8	10,863.4
Accumulated other comprehensive loss	(1,008.9)	(1,312.2)
Total Mosaic stockholders' equity	10,114.2	9,584.6
Noncontrolling interests	41.3	37.9
Total equity	10,155.5	9,622.5
Total liabilities and equity	$17,803.1	$16,840.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$325.6	$286.6
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	493.5	545.7
Deferred and other income taxes	53.9	(127.9)
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	(15.5)	30.1
Accretion expense for asset retirement obligations	19.6	30.0
Share-based compensation expense	24.5	26.5
Loss on write-down of long-lived asset	—	43.5
Unrealized gain on derivatives	(5.7)	(81.5)
(Gain) loss on sale of fixed assets	(43.6)	12.1
Other	5.3	0.8
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	(6.8)	122.1
Inventories	(254.6)	158.5
Other current and noncurrent assets	(42.7)	33.1
Accounts payable and accrued liabilities	(38.4)	(162.7)
Other noncurrent liabilities	9.2	20.8
Net cash provided by operating activities	524.3	937.7
Cash Flows from Investing Activities:
Capital expenditures	(589.9)	(633.7)
Purchases of available-for-sale securities - restricted	(1,546.3)	(734.4)
Proceeds from sale of available-for-sale securities - restricted	1,533.7	138.9
Investments in nonconsolidated companies	(62.5)	(244.0)
Investments in consolidated affiliate	(47.7)	(130.0)
Proceeds from sale of fixed assets	69.1	—
Other	0.3	3.3
Net cash used in investing activities	(643.3)	(1,599.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(523.2)	(333.7)
Proceeds from issuance of short-term debt	608.1	361.9
Payments of structured accounts payable arrangements	(238.8)	(603.7)
Proceeds from structured accounts payable arrangements	473.8	341.3
Payments of long-term debt	(6.2)	(43.0)
Proceeds from issuance of long-term debt	1.5	—
Repurchases of stock	—	(75.0)
Cash dividends paid	(201.8)	(288.8)
Other	(2.2)	6.9
Net cash provided by (used in) financing activities	111.2	(634.1)
Effect of exchange rate changes on cash	22.8	78.8
Net change in cash, cash equivalents and restricted cash	15.0	(1,217.5)
Cash, cash equivalents and restricted cash - December 31	711.4	2,137.0
Cash, cash equivalents and restricted cash - September 30	$726.4	$919.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited statements of cash flows:
Cash and cash equivalents	$685.7	$653.5
Restricted cash in other current assets	7.5	207.8
Restricted cash in other assets	33.2	58.2
Total cash, cash equivalents and restricted cash shown in the unaudited statement of cash flows	$726.4	$919.5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $19.1 and $27.6 for the nine months ended September 30, 2017 and 2016, respectively)	$98.4	$66.6
Income taxes (net of refunds)	(16.7)	24.7

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2015	352.5	$3.5	$6.4	$11,014.8	$(1,492.9)	$33.2	$9,565.0
Total comprehensive income	—	—	—	297.8	180.7	5.5	484.0
Stock option exercises	0.5	—	3.8	—	—	—	3.8
Stock based compensation	—	—	29.2	—	—	—	29.2
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends ($1.10 per share)	—	—	—	(383.7)	—	—	(383.7)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income	—	—	—	323.9	303.3	2.2	629.4
Vesting of restricted stock units	0.8	—	(14.6)	—	—	—	(14.6)
Stock based compensation	—	—	24.5	—	—	—	24.5
Dividends ($0.575 per share)	—	—	—	(107.5)	—	—	(107.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Equity from noncontrolling interests	—	—	—	—	—	1.8	1.8
Balance as of September 30, 2017	351.0	$3.5	$39.8	$11,079.8	$(1,008.9)	$41.3	$10,155.5

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
Brazil Securitization
In March 2017, Mosaic transferred trade receivables originated by a Brazilian subsidiary of Mosaic to a securitization entity as part of a three-year revolving trade receivables securitization that is also intended to facilitate additional credit to our customers.  In return for the transfer of trade receivables, Mosaic's Brazil subsidiary received cash plus a $5.2 million subordinated investment in the securitization entity.  Mosaic is exposed to losses on these receivables through its subordinated first loss interest in the securitization issuance which is generally limited to the subordinated investment.  Mosaic has the obligation to repurchase receivables from the securitization entity in certain circumstances and provide additional funding, if needed, to cover certain transaction expenses.  Mosaic has accounted for this transaction as a secured borrowing and we continue to report the related accounts receivable on our balance sheet.  At September 30, 2017, the amount of short-term debt related to this arrangement was $4.0 million.
Change in Method of Depreciation and Estimated Useful Lives of Property and Equipment
We have worked extensively to ensure the mechanical integrity of our fixed assets in order to help prolong their useful lives, while helping to ensure optimal asset utilization. Additionally, in the fourth quarter of 2016, we announced plans to significantly reduce future capital expenditure levels in order to preserve cash. As a result, we completed an in-depth review of our fixed assets and concluded that for certain assets, we would make a change to the units-of-production depreciation method from the straight-line method to better reflect the pattern of consumption of those assets. We also determined the expected lives of certain mining and production equipment and reserves were longer than the previously estimated useful lives used to determine depreciation in our financial statements. As a result, effective January 1, 2017, we changed our estimates of the useful lives and method of determining the depreciation of certain equipment to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimates is expected to reduce 2017 depreciation expense, thus increasing operating earnings, by approximately $70 million in 2017. Amounts may vary throughout the year due to changes in production levels.  As a result of this change and actions taken to prolong asset lives, we expect our maintenance expense to increase in the future.
3. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board ("FASB") issued guidance which requires that a statement of cash flows explain the change during the related period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us beginning January 1, 2018, and early adoption is permitted. We adopted this standard in the first quarter of 2017 and applied the new guidance on a retrospective basis to all periods presented. Accordingly, on the Condensed Statements of Cash Flows we reclassified $38.3 million and $860.7 million from investing activities to the beginning-of-period cash and cash equivalents balance for September 30, 2017 and 2016, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued guidance addressing how revenue is recognized from contracts with customers and related disclosures. This standard supersedes existing revenue recognition requirements and most industry-specific guidance. This standard was initially expected to be effective for us beginning January 1, 2017, and provides for either full retrospective adoption or a modified retrospective adoption by which the cumulative effect of the change is recognized in retained earnings at the date of initial application. In July 2015, the FASB approved the deferral of the effective date of this standard by one year by allowing for adoption either at January 1, 2017 or January 1, 2018. We intend to utilize the modified retrospective method when adopting the new standard on January 1, 2018.
We have reviewed our sales contracts and practices as compared to the new guidance and have made significant progress to implement the revenue recognition and disclosure requirements of the new standard. Our initial evaluation identifying areas that will be impacted by the new guidance is substantially complete. As a result of our evaluation, we have modified arrangements and systems to ensure that revenue will be recognized at the time control of product transfers to the customer and all other revenue recognition criteria are met. These modifications do not represent significant changes to our business practices.
We expect the new standard will have no cash impact and will not affect the economics of our underlying customer contracts. Based on the evaluation of our current contracts, most revenue will be recorded consistently under both the current and new revenue standards. However, we expect the new revenue standard to accelerate the timing of revenue recognition for certain North American sales arrangements as it requires emphasis on transfer of control rather than risks and rewards. For example, under current revenue practices, we typically wait for risk of loss to be assumed by the customer before recognizing revenue, which generally occurs later than when control is transferred. Although we do not expect a material impact from this change, the ultimate impact of adopting the new revenue standards will depend upon contracts in place at December 31, 2017. We continue to analyze the impact of the new standard on the revenue accounting for our proposed acquisition of Vale Fertilizantes, S.A. and for our equity-method investees.
We are revising our revenue recognition accounting policy and drafting new revenue disclosures to reflect the requirements of the new standard. We continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
In January 2016, the FASB issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for us beginning January 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. We have determined that we will not early adopt this standard, and that we will utilize initial calculational guidance for existing leases provided in the standard for use in the modified retrospective approach. We are currently gathering information about our lease arrangements, and are evaluating provisions of our leases against the recognition requirements of the new standard. Additionally, we are anticipating that implementation of the new leasing standard will require an information system solution and changes to internal processes. We continue to evaluate potential technology and process solutions and continue to work to determine the impact this guidance will have on our consolidated financial statements.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2017	December 31, 2016

Other current assets
Final price deferred(a)	$5.5	$31.6
Income and other taxes receivable	232.9	146.3
Prepaid expenses	116.6	99.9
Other	76.3	87.9
	$431.3	$365.7

Other assets
MRO inventory	$112.8	$115.6
Marketable securities held in trust	628.9	611.0
Restricted cash	33.2	31.3
Other	349.0	296.2
	$1,123.9	$1,054.1

Accrued liabilities
Accrued dividends	$3.2	$101.8
Payroll and employee benefits	126.5	142.9
Asset retirement obligations	103.5	102.0
Customer prepayments	183.1	145.6
Other	370.4	345.0
	$786.7	$837.3

Other noncurrent liabilities
Asset retirement obligations	$747.9	$747.9
Accrued pension and postretirement benefits	60.4	64.9
Unrecognized tax benefits	32.7	27.2
Other	113.9	112.9
	$954.9	$952.9
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings attributable to Mosaic	$227.5	$39.2	$323.9	$285.9
Basic weighted average number of shares outstanding	351.1	350.1	350.9	350.4
Dilutive impact of share-based awards	1.1	1.4	1.0	1.3
Diluted weighted average number of shares outstanding	352.2	351.5	351.9	351.7
Basic net earnings per share attributable to Mosaic	$0.65	$0.11	$0.92	$0.82
Diluted net earnings per share attributable to Mosaic	$0.65	$0.11	$0.92	$0.81
A total of 3.4 million and 3.5 million shares of Common Stock subject to issuance upon exercise of stock options for the three and nine months ended September 30, 2017 and 2.6 million and 3.0 million shares and for the three and nine months ended September 30, 2016, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
6. Income Taxes
During the nine months ended September 30, 2017, gross unrecognized tax benefits increased by $10.1 million to $37.2 million. The increase related to worldwide tax positions and foreign currency translation. If recognized, approximately $18.0 million of the $37.2 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $3.3 million and $3.2 million as of September 30, 2017 and December 31, 2016, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2017, tax expense specific to the period was $12.4 million. This consisted primarily of expense of $16.8 million related to the $10.4 million pre-tax charges resulting from the expected resolution of a royalty matter with the government of Saskatchewan and related royalty impacts (the "Royalty Resolution"), partially offset by a benefit of $2.4 million primarily related to non-U.S. audit activity and a benefit of $2.0 million related to changes in estimates related to prior years. Tax expense specific to the nine months ended September 30, 2017 was $5.1 million, which included the aforementioned Royalty Resolution item of $16.8 million, an expense of $6.7 million related to the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, and an expense of $8.3 million primarily related to share-based compensation, partially offset by a benefit of $21.9 million related to a Canadian income tax rate change and a benefit of $4.8 million related to changes in estimates related to prior years.
Our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. Our income tax rate is higher in 2017 compared to 2016 because certain of our deductions have decreased relative to pre-tax income. In addition, for the three months ended September 30, 2017, the expense from income taxes was unfavorably impacted by approximately $6 million from the cumulative adjustment resulting from the change in our estimated annual tax rate.
For the three months ended September 30, 2016, tax expense specific to the period included a benefit of $1.6 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the nine months ended September 30, 2016, tax expense specific to the period included a benefit of $60.7 million, which included a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $17.9 million expense related to distributions from certain non-U.S. subsidiaries and $7.2 million of expense primarily related to changes in estimates from prior periods.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016

Raw materials	$44.4	$42.9
Work in process	314.7	332.9
Finished goods	1,121.4	936.7
Final price deferred (a)	98.5	—
Operating materials and supplies	87.2	78.6
	$1,666.2	$1,391.1
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
8. Goodwill
Mosaic has goodwill of $1.7 billion at September 30, 2017 and $1.6 billion at December 31, 2016, respectively. We review goodwill annually, or more frequently if indicators are present or changes in circumstances suggest that it may be more likely than not that impairment may exist. We perform a formal goodwill impairment test in the fourth quarter of each fiscal year. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2016	$492.4	$1,013.6	$124.9	$1,630.9
Foreign currency translation	—	71.3	1.2	72.5
Balance as of September 30, 2017	$492.4	$1,084.9	$126.1	$1,703.4
We have three reporting units, and each is assigned a portion of goodwill: Phosphates, Potash, and International Distribution. As of October 31, 2016, we performed our annual quantitative assessment (commonly referred to as a Step One test) using our internal DAP, raw material and MOP price projections which were anchored in projections from CRU International Limited ("CRU"), an independent third party data source, to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions including, among other things, a perception of oversupply in both Phosphates and Potash. Based on our 2016 annual impairment test, no reporting units were considered at risk of impairment.
During the third quarter of 2017, subsequent to the annual impairment test of goodwill and other intangible assets with indefinite lives as of October 31, 2016, we elected early adoption of ASU 2017-04 effective January 1, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
During the three months ended September 30, 2017, we noted impairment indicators related to declines in our common stock price in 2017, and the near term industry outlook which caused us to update our assumptions for the fair values of our reporting units. In performing the interim goodwill impairment test, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow ("DCF") method. The income approach utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures for each reporting unit). We assumed sales volume growth rates based on our long-term expectations, selling prices and raw material prices for years one through five, which were anchored with CRU price projections and selling prices and raw material prices for year six and beyond were based on anticipated market growth. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC"), determined from relevant market comparisons. A terminal value growth rate of 2% to 2.25% was applied to the final year of the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair values for the three reporting units, to our September 30, 2017 total public market capitalization, based on our common stock price of $21.59 at September 29, 2017.
Based on our quantitative evaluation, we determined that our Phosphates and Potash reporting units had estimated fair values in excess of their carrying values. As a result, we concluded that the goodwill assigned to the Phosphates and Potash reporting units was not impaired, but could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. As a result of our analysis, we did not take a goodwill impairment charge during the three or nine months ended September 30, 2017.
The International Distribution reporting unit was evaluated and not considered at risk of goodwill impairment as of September 30, 2017. Since the dates of its last annual goodwill impairment test, there have been certain developments, events, and changes in operating performance that have affected this reporting unit. However, these changes did not cause management to believe it is more likely than not that the fair value of any of the International Distribution reporting unit would be less than its respective carrying amount.
Assessing the potential impairment of goodwill involves certain assumptions and estimates in our model that are highly sensitive and include inherent uncertainties that are often interdependent and do not change in isolation such as product prices, raw material costs, WACC, and terminal value growth rate. If any of these are different from our assumptions, future tests may indicate an impairment of goodwill, which would result in non-cash charges, adversely affecting our results of operations.
Of the factors discussed above, WACC is more sensitive than others. Assuming that all other components of our fair value estimate remain unchanged, a change in the WACC would have the following effect on estimated fair values in excess of carrying values:

	Sensitivity Analysis - Percent of Fair Values in Excess of Carrying Values
	Current WACC	WACC Decreased by 50 Basis Points	WACC Increased by 50 Basis Points
Phosphates Reporting Unit	7%	18%	(4)%
Potash Reporting Unit	11%	19%	3%
We are required to perform our next annual goodwill impairment analysis as of October 31, 2017. It is possible that, during the remainder of 2017 or beyond, business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, or our common stock price could decline significantly. If assumed net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
9. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the "RCRA Trusts") created to provide cash financial assurance for the estimated costs ("Gypstack Closure Costs") of closure and long term care of our Florida and Louisiana phosphogypsum management systems ("Gypstacks"), as described further in Note 10 of our Notes to Condensed Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the nine months ended September 30, 2017.
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
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2017 and December 31, 2016 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$0.9	$—	$—	$0.9
Level 2
Corporate debt securities	185.2	0.6	(1.7)	184.1
Municipal bonds	183.4	0.7	(2.4)	181.7
U.S. government bonds	260.0	—	(2.2)	257.8
Total	$629.5	$1.3	$(6.3)	$624.5

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	180.2	—	(4.3)	175.9
Municipal bonds	180.9	—	(6.6)	174.3
U.S. government bonds	257.4	0.1	(0.3)	257.2
Total	$619.7	$0.1	$(11.2)	$608.6
The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of September 30, 2017 and December 31, 2016.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2017		December 31, 2016
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$27.7	$(0.2)	$163.7	$(4.3)
Municipal bonds	46.4	(0.2)	162.7	(6.6)
U.S. government bonds	257.8	(2.2)	202.3	(0.3)
Total	$331.9	$(2.6)	$528.7	$(11.2)

	September 30, 2017		December 31, 2016
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$107.1	$(1.5)	$—	$—
Municipal bonds	86.5	(2.2)	—	—
U.S. government bonds	—	—	—	—
Total	$193.6	$(3.7)	$—	$—
(a) Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2017. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2017
Due in one year or less	$26.1
Due after one year through five years	173.6
Due after five years through ten years	379.4
Due after ten years	44.5
Total debt securities	$623.6
Realized gains and (losses), which were determined on a specific identification basis, were $0.3 million and $(1.9) million, respectively, for the nine months ended September 30, 2017.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
Payment of up to $2.2 million to fund specific environmental projects unrelated to our facilities, of which approximately $1.1 million was paid in 2016. Approximately $1.0 million has been spent in the first nine months of 2017.

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $250 million in the aggregate, of which approximately $80 million has been spent through September 30, 2017.

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
At September 30, 2017 and December 31, 2016, the aggregate amount of ARO associated with the Plant City and Bonnie Facilities that was included in our consolidated balance sheet was $95.3 million and $93.5 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $39.7 million and $79.6 million as of September 30, 2017 and December 31, 2016, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
In 2016, we recorded expenses and related accruals of approximately $70 million, reflecting our estimated costs related to the sinkhole. At June 30, 2017 we accrued an additional $14 million, in part due to refinements in our estimates as repairs progressed and because we determined that a portion of the sinkhole was wider than previously estimated. As of September 30, 2017, we had incurred approximately $57 million in remediation and sinkhole-related costs and we estimate that the remaining cost to complete and implement the remediation plan and comply with our responsibilities under the Order as described above will be approximately $27 million. There are, however, uncertainties in estimating these costs. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack,

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $127 million. Approximately $96 million of the maximum potential liability relates to credits of PIS and Cofins, which is similar to a Brazilian federal value added tax, for the period from 2004 to 2015; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings. If the status of similar cases involving unrelated taxpayers changes in the future, our maximum exposure could increase in the future and additional accruals could be required.
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
12. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of September 30, 2017 and December 31, 2016, the gross asset position of our derivative instruments was $30.9 million and $16.2 million, respectively, and the gross liability position of our liability instruments was $22.4 million and $17.3 million, respectively.

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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of September 30, 2017, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic's intent to have floating rate debt as a portion of its outstanding debt, as of September 30, 2017 we held fixed-to-floating interest rate swap agreements related to our 4.25% senior notes due 2023.
As of September 30, 2017, we hold forward starting interest rate swap agreements to hedge our exposure to changes in future interest rates related to an anticipated debt issuance to fund the cash portion of our planned acquisition of Vale Fertilizantes S.A. as described in Note 15. We do not apply hedge accounting treatment to these contracts and cash is expected to be settled at the time of pricing of the related debt issuance. These agreements had a negative impact on pre-tax earnings of approximately $10 million for the nine month period ended September 30, 2017.
As of September 30, 2017 and December 31, 2016, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2017	December 31, 2016
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	869.7	949.9
Interest rate derivatives - fixed-to-floating	Interest rate	US Dollars	585.0	310.0
Interest rate derivatives - preissuance	Interest rate	US Dollars	800.0	100.0
Natural gas derivatives	Commodity	MMbtu	48.5	21.7
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2017 and December 31, 2016, was $14.9 million and $6.0 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017, we would have been required to post $13.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2017 and December 31, 2016, the gross asset position of our foreign currency derivative instruments was $25.7 million and $8.3 million, respectively, and the gross liability position of our foreign currency derivative instruments was $2.6 million and $14.6 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2017 and December 31, 2016, the gross asset position of our commodity derivative instruments was $1.4 million and $6.3 million, respectively, and the gross liability position of our commodity instruments was $9.2 million and $1.3 million, respectively.
Interest Rate Derivatives-We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of September 30, 2017 and December 31, 2016, the gross asset position of our interest rate swap instruments was $3.8 million and $1.6 million, respectively, and the gross liability position of our interest rate swap instruments was $10.6 million and $1.4 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$685.7	$685.7	$673.1	$673.1
Receivables, net	592.3	592.3	627.8	627.8
Accounts payable	547.9	547.9	471.8	471.8
Structured accounts payable arrangements	370.4	370.4	128.8	128.8
Short-term debt	58.6	58.6	0.1	0.1
Long-term debt, including current portion	3,856.5	3,999.1	3,818.1	3,854.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
No share repurchases occurred in the nine months ended September 30, 2017. As of September 30, 2017, 15,765,025 shares of Common Stock had been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million. The remaining amount available for repurchases under this program is $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of September 30, 2017 and December 31, 2016, the net amount due to our non-consolidated companies totaled $95.4 million and $21.7 million, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Transactions with non-consolidated companies included in net sales	$211.7	$179.4	$543.3	$467.8
Transactions with non-consolidated companies included in cost of goods sold	301.5	125.8	717.8	453.3
16. Proposed Acquisition of Vale Fertilizantes S.A.
On December 19, 2016, we entered into an agreement (the “Stock Purchase Agreement”) with Vale S.A. (“Vale”) and Vale Fertilizer Netherlands B.V. (together with Vale and certain of its affiliates, the “Sellers”) to acquire all of the issued and outstanding capital stock of Vale Fertilizantes S.A. (“Vale Fertilizantes”), the entity that conducts Vale's global phosphate and potash operations, for a purchase price of (i) $1.25 billion in cash and (ii) 42,286,874 shares of our Common Stock, par value $0.01 per share (“Common Stock”). The cash portion of the purchase price is subject to adjustments based on matters such as the working capital and indebtedness balances of Vale Fertilizantes at the time of the closing. In addition, Mosaic has agreed to pay an additional amount in cash of up to $260 million if certain thresholds relating to the pricing of monoammonium phosphate (“MAP”) and the strength of the Brazilian real over the two year-period following the closing of the acquisition are satisfied. As part of the transaction, we will acquire the Sellers’ 40% economic interest in the joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru, in which we already hold a 35% economic interest, and Vale’s potash project at Kronau, Saskatchewan. The agreement also included an option for us to include the Sellers' Rio Colorado, Argentina potash project as part of the transaction. We did not exercise the option and it expired at the end of June 2017.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Three months ended September 30, 2017
Net sales to external customers	$579.5	$469.9	$930.5	$4.9	$1,984.8
Intersegment net sales	199.5	4.2	0.3	(204.0)	—
Net sales	779.0	474.1	930.8	(199.1)	1,984.8
Gross margin	66.7	98.6	63.6	11.9	240.8
Canadian resource taxes	—	(4.7)	—	—	(4.7)
Gross margin (excluding Canadian resource taxes)	66.7	93.9	63.6	11.9	236.1
Operating earnings (loss)	88.3	76.9	45.6	3.1	213.9
Depreciation, depletion and amortization expense	86.3	72.7	4.3	5.5	168.8
Capital expenditures	86.7	102.3	3.9	4.7	197.6

Three months ended September 30, 2016
Net sales to external customers	$676.7	$422.4	$848.2	$4.9	$1,952.2
Intersegment net sales	252.9	5.7	0.3	(258.9)	—
Net sales	929.6	428.1	848.5	(254.0)	1,952.2
Gross margin	101.3	39.8	70.6	1.6	213.3
Canadian resource taxes	—	14.6	—	—	14.6
Gross margin (excluding Canadian resource taxes)	101.3	54.4	70.6	1.6	227.9
Operating earnings (loss)	6.2	6.8	50.3	6.4	69.7
Depreciation, depletion and amortization expense	84.2	76.6	4.1	7.8	172.7
Capital expenditures	89.4	98.6	4.8	3.6	196.4

Nine months ended September 30, 2017
Net sales to external customers	$1,946.8	$1,346.6	$2,000.3	$23.8	$5,317.5
Intersegment net sales	645.8	9.8	0.7	(656.3)	—
Net sales	2,592.6	1,356.4	2,001.0	(632.5)	5,317.5
Gross margin	199.3	277.9	130.8	(45.3)	562.7
Canadian resource taxes	—	51.6	—	—	51.6
Gross margin (excluding Canadian resource taxes)	199.3	329.5	130.8	(45.3)	614.3
Operating earnings (loss)	134.8	198.0	78.3	(72.5)	338.6
Depreciation, depletion and amortization expense	249.3	213.8	12.9	17.5	493.5
Capital expenditures	291.2	269.1	17.3	12.3	589.9

Nine months ended September 30, 2016
Net sales to external customers	$2,162.5	$1,267.8	$1,848.4	$22.0	$5,300.7
Intersegment net sales	652.5	11.4	0.8	(664.7)	—
Net sales	2,815.0	1,279.2	1,849.2	(642.7)	5,300.7
Gross margin	266.3	190.9	87.0	59.9	604.1
Canadian resource taxes	—	71.0	—	—	71.0
Gross margin (excluding Canadian resource taxes)	266.3	261.9	87.0	59.9	675.1
Operating earnings (loss)	35.7	110.9	34.9	63.9	245.4
Depreciation, depletion and amortization expense	284.3	231.7	11.4	18.3	545.7
Capital expenditures	291.3	309.7	16.7	16.0	633.7
Total Assets
As of September 30, 2017	$7,403.3	$8,237.3	$1,764.5	$398.0	$17,803.1
As of December 31, 2016	7,679.7	7,777.9	1,477.1	(94.0)	16,840.7

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Guarantee
Guarantee of Payments
In 2015, Mosaic entered into an agreement (as amended to date, the "Bridge Loan") to provide bridge funding to Gulf Marine Solutions, LLC ("GMS") to finance the purchase and construction of two articulated tug and barge units intended to transport anhydrous ammonia, primarily for Mosaic’s operations. In January 2017, the parties agreed to increase the Bridge Loan from $185 million to $235 million. GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP ("Gulf Sulphur Services"), an entity in which Mosaic and Savage Companies ("Savage") each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. A separate Savage subsidiary ("Savage Sub") entered into agreements for the construction, utilizing funds borrowed from GMS. Beginning in 2015, we determined we are the primary beneficiary of GMS, a variable interest entity, and have consolidated its balance sheet and statement of earnings within our consolidated financial statements in our Phosphates segment. During 2016, at Mosaic's instruction, Savage Sub notified the barge builder of its election under the construction contract to cancel construction of the second barge unit. Construction of the first barge unit and the two tugs continued as planned, and the first unit has been delivered to Savage Sub. At September 30, 2017, $223.7 million was outstanding under the Bridge Loan, and GMS had received additional loans from Gulf Sulphur Services in the aggregate amount of $53.7 million for the project, which are included in long-term debt in our Condensed Consolidated Balance Sheets. These loans obtained by GMS were in turn lent to Savage Sub for use in constructing the units. In connection with the project, Mosaic also agreed to guarantee up to $100 million of payment obligations under the barge construction agreement to the barge builder. The guarantee will remain in effect until final payment under the construction agreement is made.  The fair value of our commitment under this guarantee at September 30, 2017 is not material.
On October 24, 2017, a lease financing transaction was completed with respect to the first completed unit as described in Note 19. Following the application of proceeds from the transaction, all outstanding loans to GMS and Gulf Sulphur Services, together with accrued interest, were repaid, and the Bridge Loan was paid in full.
19. Subsequent Events
Ammonia ATB Lease Financing. On October 24, 2017, Tampa Port Services, LLC ("TPS"), a wholly owned subsidiary of the Company, entered into a time charter with an affiliate of Savage ("Savage Harvest") to obtain use of the completed articulated tug and barge unit referred to in Note 18 (the "ATB") for the transportation of anhydrous ammonia for a term ending on December 31, 2024, unless otherwise terminated or extended. Savage Sub sold the ATB to a subsidiary of The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("Owner") for a purchase price of $230 million, and the Owner then chartered the ATB to Savage Harvest under a separate bareboat charter. The Owner funded the ATB purchase price through a separate loan agreement with certain lenders party thereto ("Lenders").
Under the time charter, TPS has agreed to pay for the use and hire of the ATB through payment of a sum sufficient to cover the amounts payable by Savage Harvest under the bareboat charter. These include basic hire that is based on the amortization of a portion of the ATB purchase price over the term and a final balloon payment of approximately $132 million, other agreed fees, costs and expenses, and supplemental hire (including additional amounts that may become payable under the bareboat charter for certain indemnification obligations in favor of the Owner and the Lenders and in connection with an acceleration of payment obligations under the bareboat charter). The time charter is a “hell or high water” charter and TPS's obligation to pay basic and supplemental hire is absolute and unconditional. Under certain circumstances, TPS’s payment obligations under the time charter could be accelerated, including following certain events of default.
Mosaic has guaranteed the obligations of TPS under the time charter. The guaranty includes covenants to comply with certain covenants contained in the Company's revolving credit agreement entered into on November 18, 2016, including maintaining a ratio of Consolidated Indebtedness to Consolidated Capitalization (as defined) of no greater than 0.65 to 1.0, and a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. A default under the time charter may occur in the event of certain breaches by Mosaic of these covenants beyond any applicable cure periods.
Idling. On October 30, 2017, we determined to temporarily idle our Plant City, Florida phosphate manufacturing facility for at least one year. We expect to recognize severance expense of up to $20 million in the fourth quarter of 2017 related to this idling and are also in the process of requesting a related regulatory approval.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividend Action. On October 31, 2017, our board of directors approved a reduction in our annual dividend from $0.60 per share to $0.10 per share and, based on the new target, approved a quarterly dividend of $0.025 per share to be paid on December 21, 2017 to stockholders of record as of close of business on December 7, 2017.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three months ended				Nine months ended
	September 30,		2017-2016		September 30,		2017-2016
(in millions, except per share data)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net sales	$1,984.8	$1,952.2	$32.6	2%	$5,317.5	$5,300.7	$16.8	0%
Cost of goods sold	1,744.0	1,738.9	5.1	0%	4,754.8	4,696.6	58.2	1%
Gross margin	240.8	213.3	27.5	13%	562.7	604.1	(41.4)	(7)%
Gross margin percentage	12%	11%			11%	11%
Selling, general and administrative expenses	66.1	66.9	(0.8)	(1)%	218.2	229.6	(11.4)	(5)%
Other operating (income) expense	(39.2)	76.7	(115.9)	NM	5.9	129.1	(123.2)	(95)%
Operating earnings	213.9	69.7	144.2	NM	338.6	245.4	93.2	38%
Interest expense, net	(36.2)	(25.5)	(10.7)	42%	(98.4)	(85.2)	(13.2)	15%
Foreign currency transaction gain (loss)	58.6	(32.4)	91.0	NM	76.6	70.2	6.4	9%
Other income (expense)	1.1	0.5	0.6	120%	(2.0)	0.3	(2.3)	NM
Earnings from consolidated companies before income taxes	237.4	12.3	225.1	NM	314.8	230.7	84.1	36%
Provision for (benefit from) income taxes	17.6	(30.1)	47.7	NM	4.7	(68.7)	73.4	NM
Earnings from consolidated companies	219.8	42.4	177.4	NM	310.1	299.4	10.7	4%
Equity in net earnings (loss) of nonconsolidated companies	9.8	(1.7)	11.5	NM	15.5	(12.8)	28.3	NM
Net earnings including noncontrolling interests	229.6	40.7	188.9	NM	325.6	286.6	39.0	14%
Less: Net earnings attributable to noncontrolling interests	2.1	1.5	0.6	40%	1.7	0.7	1.0	143%
Net earnings attributable to Mosaic	$227.5	$39.2	$188.3	NM	$323.9	$285.9	$38.0	13%
Diluted net earnings per share attributable to Mosaic	$0.65	$0.11	$0.54	NM	$0.92	$0.81	$0.11	14%
Diluted weighted average number of shares outstanding	352.2	351.5			351.9	351.7

Overview of Consolidated Results for the three months ended September 30, 2017 and 2016
Net sales were $2.0 billion for the three months ended September 30, 2017, which is comparable to the same period in the prior year. Net earnings attributable to Mosaic for the three months ended September 30, 2017 were $227.5 million, or $0.65 per diluted share, compared to net earnings of $39.2 million, or $0.11 per diluted share, for the year ago period. The current period net earnings include a pre-tax gain on the sale of land of $52.1 million, or $0.14 per diluted share, offset by a net impact to royalties and Canadian resource tax expense of $27 million after tax, or ($0.08) per diluted share, related to the expected resolution of a royalty matter with the government of Saskatchewan to settle disputed Canadian potash royalties for prior years and related royalty and tax impacts ("Royalty Resolution").  Also included in current period results are foreign currency transaction gains of $58.6 million, or $0.16 per diluted share.
During the three months ended September 30, 2016 our results were impacted by $60 million in other operating expense, or $(0.18) per diluted share, related to our reserve for estimated costs associated with a sinkhole that formed at our New Wales phosphate production facility in Florida, foreign currency transaction losses of $32.4 million, or $(0.10) per diluted share, and restructuring expenses of $8 million, or $(0.02) per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results for the three months ended September 30, 2017 were favorably impacted by higher potash production levels and an increase in potash prices in the current year period. In July 2016, we temporarily idled our Colonsay, Saskatchewan potash mine for the remainder of 2016 in light of reduced customer demand. We did not have a similar shut-down in the current year and we have also delayed the timing of maintenance turnarounds in the current year to meet increased demand. In addition, average MOP prices were higher than the same period in the prior year. In the prior year, potash average selling prices were negatively impacted by the global competitive environment, driven by a strengthening of the U.S. dollar versus significantly devalued local currencies of other producers. Prices have trended upward since the latter part of 2016 due to an increase in global demand.
Phosphates operating results in the current year period were favorably affected by $52.1 million related to the sale of approximately 1,500 acres of vacant and undesignated real property near our Faustina facility in Louisiana. Partially offsetting the gain on the sale of land was the unfavorably impact of a decrease in phosphates sales volumes compared to the same period in the prior year. Sales volumes were unfavorably impacted by Hurricane Irma which resulted in delayed and lost sales and lost production in Florida. Sales volumes were also impacted by increased competitor shipments into North America and a late fall season in North America in the current year period. We also experienced an unfavorable impact from higher rock costs in the current year quarter as we used more third party rock compared to the prior year period.
Other Highlights for the three months ended September 30, 2017:
•We made an equity contribution of $62.5 million to the Ma'aden Wa'ad Al Shamal Phosphate Company ("MWSPC") in July 2017. In addition, on July 31, 2017 MWSPC executed financing agreements for project funding credit facilities in the aggregate amount of approximately $560 million.
Subsequent to quarter end:
•On October 24, 2017, our wholly owned subsidiary entered into a long-term time charter for use of an articulated tug and barge unit as part of a lease financing transaction. Following the application of proceeds from the transaction, loans to certain entities in which Mosaic indirectly owns a 50% equity interest were repaid and the amount outstanding under our bridge loan to one of these entities was reduced. See Notes 18 and 19 of our Notes to Condensed Consolidated Financial Statements.
•On October 30, 2017 we determined to temporarily idle our Plant City, Florida phosphate manufacturing facility for at least one year. We expect this action to result in higher phosphate margins and lower capital requirements. We expect to recognize severance expense of up to $20 million in the fourth quarter of 2017 related to this idling and are also in the process of requesting a related regulatory approval.
•On October 31, 2017 our board of directors approved a reduction in our annual dividend target to $0.10 per share and based on the new target, approved a quarterly dividend of $0.025 per share to be paid on December 21, 2017 to stockholders of record as of close of business on December 7, 2017.

Overview of Consolidated Results for the nine months ended September 30, 2017 and 2016
Net earnings attributable to Mosaic for the nine months ended September 30, 2017 were $323.9 million, or $0.92 per diluted share, compared to $285.9 million, or $0.81 per diluted share, for the same period a year ago. Net earnings for the nine months ended September 30, 2017 included the items discussed above, and discrete income tax benefits of $12 million, or $0.03 per diluted share, primarily related to Canadian tax law changes, and other operating expense of $14 million, or $(0.04) per diluted share, related to an increase in our reserve for estimated costs associated with the sinkhole at our New Wales phosphate production facility discussed above. Also included in results for the nine months ended September 30, 2017 are foreign currency transaction gains of $76.6 million, or $0.21 per diluted share, and unrealized mark-to-market gains on derivatives of $4 million, or $0.02 per diluted share.
Included in net earnings for the nine months ended September 30, 2016 were discrete income tax benefits of $61 million, or $0.18 per diluted share, a foreign currency transaction gain of $70.2 million, or $0.16 per diluted share, and unrealized mark-to-market gains on derivatives of $74.1 million, or $0.19 per diluted share. In addition, prior year results included the impact of actions we took to lower spending on capital projects and reduce expenses, including a loss on the write-off of construction in process of approximately $44 million, or $(0.11) per diluted share, the write-off of a capital project at one of our equity investments, of which our share was approximately $24 million, or $16 million after tax and $(0.05) per diluted share, and restructuring expenses of $19 million, or $(0.05) per diluted share.
Results for the nine months ended September 30, 2017 and 2016 reflected the factors discussed above for the three months ended September 30, 2017 and 2016, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating earnings for the nine months ended September 30, 2017 were favorably impacted by higher potash production, as mentioned above in the three-month discussion, and an increase in export sales volumes. In 2016, export sales volumes were low due to the delay in settlement of the China potash contract, which negatively impacted customer sentiment affecting the timing of sales to other major markets. A similar delay in 2017 did not have a major impact on these markets.
Phosphate average selling prices negatively impacted operating earnings for the current year period. In the first half of 2017, selling prices were unfavorably impacted by increased competitor shipments into North America and lower raw material prices which caused pressure on selling prices. The negative impact from lower selling prices was partially offset by lower raw material costs used in production in the current year compared to the same period of the prior year.
For the nine months ended September 30, 2017, operating results were also favorably impacted by our International Distribution business, which benefited from a higher sales mix of premium products, and lower operating costs. In the prior year, operating results were impacted by unfavorable inventory positions as a result of foreign currency impacts and competitive pricing pressure, primarily in Brazil.
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
During the nine months ended September 30, 2016:

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

•	We received insurance proceeds of $28 million related to the collapse of a warehouse roof at our Carlsbad, New Mexico location in 2014, which are included in other operating income.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2017-2016		September 30,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net sales:
North America	$410.4	$474.4	$(64.0)	(13)%	$1,367.7	$1,547.9	$(180.2)	(12)%
International	368.6	455.2	(86.6)	(19)%	1,224.9	1,267.1	(42.2)	(3)%
Total	779.0	929.6	(150.6)	(16)%	2,592.6	2,815.0	(222.4)	(8)%
Cost of goods sold	712.3	828.3	(116.0)	(14)%	2,393.3	2,548.7	(155.4)	(6)%
Gross margin	$66.7	$101.3	$(34.6)	(34)%	$199.3	$266.3	$(67.0)	(25)%
Gross margin as a percentage of net sales	9%	11%			8%	9%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	708	849	(141)	(17)%	2,330	2,538	(208)	(8)%
International - DAP/MAP (a)(b)	775	866	(91)	(11)%	2,345	2,544	(199)	(8)%
MicroEssentials® (b)	508	658	(150)	(23)%	1,974	1,694	280	17%
Feed and Other (b)	119	148	(29)	(20)%	315	400	(85)	(21)%
Total Phosphates Segment Tonnes	2,110	2,521	(411)	(16)%	6,964	7,176	(212)	(3)%
Average selling price per tonne:
DAP (FOB plant)	$329	$326	$3	1%	$331	$341	$(10)	(3)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$283	$287	$(4)	(1)%	$317	$323	$(6)	(2)%
Sulfur (long ton)	88	93	(5)	(5)%	89	111	(22)	(20)%
Blended rock (metric tonne)	63	60	3	5%	60	61	(1)	(2)%
Production volume (in thousands of metric tonnes)	2,339	2,461	(122)	(5)%	7,103	7,061	42	1%

(a) Excludes MicroEssentials®.
(b) Includes sales volumes to our International Distribution segment.
Three months ended September 30, 2017 and 2016
The Phosphates segment’s net sales were $779.0 million for the three months ended September 30, 2017, compared to $929.6 million for the three months ended September 30, 2016. The decrease in net sales was due to lower sales volumes in the current year period.
Our average diammonium phosphate ("DAP") selling price was $329 per tonne for the three months ended September 30, 2017, an increase of 1% from the same period a year ago.
The Phosphates segment’s sales volumes decreased by (16)% to 2.1 million tonnes for the three months ended September 30, 2017, compared to 2.5 million tonnes for the same period in the prior year. The decrease in sales volumes was due to impacts from Hurricane Irma, a late fall season in North America and increased imports from competitors into North America in the current year period.
Gross margin for the Phosphates segment decreased to $66.7 million for the three months ended September 30, 2017, from $101.3 million for the three months ended September 30, 2016. Lower sales volumes negatively impacted gross margin by approximately $20 million in the current year period for the reasons noted above. Gross margin was negatively impacted by approximately $26 million, including unfavorable absorption, related to impacts from Hurricane Irma which resulted in lower production levels in the month of September. Prior to the hurricane, we had favorable impacts from minerals and concentrates production of approximately $30 million. We also had unfavorable rock mix of approximately $20 million compared to the prior year period, primarily due to more third-party rock in the current year period. As a result of these factors, gross margin as a percentage of net sales was 9% for the three months ended September 30, 2017, compared to 11% for the prior year period.
The average consumed price for ammonia for our North American operations decreased to $283 per tonne for the three months ended September 30, 2017, from $287 in the same period a year ago. The average consumed sulfur price for our North American operations decreased to $88 per long ton for the three months ended September 30, 2017, from $93 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. In the third quarter of 2017, we began purchasing ammonia under our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc. Based on current ammonia and natural gas prices, under this agreement, we expect the ammonia consumed in cost of goods sold to increase beginning in the latter part of the fourth quarter of 2017. The average consumed cost of purchased and produced phosphate rock increased to $63 per tonne for the three months ended September 30, 2017, as a result of the mix of rock used, compared to $60 per tonne for the three months ended September 30, 2016.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 5% to 2.3 million tonnes for the three months ended September 30, 2017, from 2.5 million tonnes in the prior year period, primarily due to impacts from Hurricane Irma. Our operating rate for processed phosphate production decreased to 80% for the quarter ended September 30, 2017, compared to 84% in the same period of the prior year.
Our North American phosphate rock production of 3.7 million tonnes for the three months ended September 30, 2017 was comparable to the same period a year ago.
Nine months ended September 30, 2017 and 2016
The Phosphates segment’s net sales were $2.6 billion for the nine months ended September 30, 2017, compared to $2.8 billion for the nine months ended September 30, 2016, due to lower average selling prices and sales volumes that resulted in decreases in net sales of approximately $130 million and $90 million, respectively.
Our average DAP selling price was $331 per tonne for the nine months ended September 30, 2017, a decrease of $10 per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes decreased to 7.0 million tonnes for the nine months ended September 30, 2017 from 7.2 million for the same period a year ago. The decrease was due to lower sales in the third quarter of the current year due to the reasons discussed above and in the Overview.
Gross margin for the Phosphates segment decreased to $199.3 million for the nine months ended September 30, 2017, from $266.3 million in the nine months ended September 30, 2016. Lower average selling prices and sales volumes resulted in decreases to gross margin of approximately $130 million and $10 million, respectively. Gross margin was favorably impacted by the benefit of lower sulfur, ammonia and rock costs totaling approximately $90 million. Gross margin was negatively impacted by Hurricane Irma as noted above and $41 million related to planned and unplanned downtime at our Faustina, Louisiana ammonia facility. As a result of these factors, gross margin as a percentage of net sales decreased to 8% for the nine months ended September 30, 2017, from 9% for the nine months ended September 30, 2016.
The average consumed price for ammonia for our North American operations was $317 per tonne for the nine months ended September 30, 2017, compared to $323 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $89 per long ton for the nine months ended September 30, 2017, from $111 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand.  The average consumed cost of purchased and produced phosphate rock was $60 per tonne for the nine months ended September 30, 2017 compared to $61 per tonne for the prior year period.
Phosphates production of crop nutrient dry concentrates and animal feed ingredients was comparable at 7.1 million tonnes for the nine months ended September 30, 2017 and 2016.

Our North American phosphate rock production increased to 10.9 million tonnes for the nine months ended September 30, 2017, compared to 10.4 million for the nine months ended September 30, 2016. We generally manage our rock production consistent with our long term mine plans.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2017-2016		September 30,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net sales:
North America	$260.8	$233.2	$27.6	12%	$784.1	$779.1	$5.0	1%
International	213.3	194.9	18.4	9%	572.3	500.1	72.2	14%
Total	474.1	428.1	46.0	11%	1,356.4	1,279.2	77.2	6%
Cost of goods sold	375.5	388.3	(12.8)	(3)%	1,078.5	1,088.3	(9.8)	(1)%
Gross margin	$98.6	$39.8	$58.8	148%	$277.9	$190.9	$87.0	46%
Gross margin as a percentage of net sales	21%	9%			20%	15%
Canadian resource taxes (CRT)	(4.7)	14.6	(19.3)	NM	51.6	71.0	(19.4)	(27)%
Gross margin (excluding CRT)(a)	$93.9	$54.4	$39.5	73%	$329.5	$261.9	$67.6	26%
Gross margin (excluding CRT) as a percentage of net sales(a)	20%	13%			24%	20%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	806	806	—	0%	2,424	2,438	(14)	(1)%
International(b)	1,250	1,270	(20)	(2)%	3,487	2,923	564	19%
Total	2,056	2,076	(20)	(1)%	5,911	5,361	550	10%
Non-agricultural	163	132	31	23%	472	429	43	10%
Total Potash Segment Tonnes	2,219	2,208	11	0%	6,383	5,790	593	10%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$195	$160	$35	22%	$195	$171	$24	14%
MOP - International	168	146	22	15%	160	162	(2)	(1)%
MOP - Average(d)	182	160	22	14%	178	179	(1)	(1)%

Production volume (in thousands of metric tonnes)	2,151	1,662	489	29%	6,501	5,448	1,053	19%

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

Three months ended September 30, 2017 and 2016
The Potash segment’s net sales increased to $474.1 million for the three months ended September 30, 2017, compared to $428.1 million in the same period a year ago. The increase was due to higher average selling prices that resulted in increased net sales of approximately $30 million, and slightly higher sales volumes, which had a favorable impact on net sales of approximately $15 million.
Our average MOP selling price was $182 per tonne for the three months ended September 30, 2017, compared to $160 for the same period a year ago, as a result of the factors described in the Overview. Despite average MOP selling prices in North America rising more than 20%, our average MOP selling prices increased by a lesser extent due to lower selling prices for our industrial products, which typically have a lag to market prices. There was also a decrease in selling prices for our K-Mag products in the current year period.
The Potash segment’s sales volumes of 2.2 million tonnes for the three months ended September 30, 2017 were comparable to the same period a year ago.
Gross margin for the Potash segment increased to $98.6 million for the three months ended September 30, 2017, from $39.8 million in the same period of the prior year. Gross margin was favorably impacted by approximately $30 million due to the increase in average selling prices. Gross margin was also positively impacted by approximately $60 million due to the effects of operating more efficiently at higher levels of production, partially offset by an increase of approximately $48 million, primarily related to royalty expense as described below. Other factors affecting gross margin and costs are further discussed below. As a result of all these factors, gross margin as a percentage of net sales increased to 21% for the three months ended September 30, 2017, compared to 9% for the same period a year ago.
We had a benefit of $4.7 million from Canadian resource taxes for the three months ended September 30, 2017, compared with expense of $14.6 million in the same period a year ago. Royalty expense increased to $51.9 million for the three months ended September 30, 2017, compared to $4.3 million for the three months ended September 30, 2016. The increase in royalty expense for the current year quarter related to the Royalty Resolution, which had a favorable impact on Canadian resource taxes for the current year period.
We incurred $32.7 million in expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended September 30, 2017, compared to $37.7 million for the three months ended September 30, 2016. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended September 30, 2017, potash production was 2.2 million tonnes compared to 1.7 million tonnes for the prior year period. Our operating rate for potash production was 87% for the current year period, primarily due to higher production at all our potash mines. In the prior year period, our operating rate was 63% as we scaled operations to meet demand, announcing in July 2016 that we would idle our Colonsay, Saskatchewan potash mine for the remainder of 2016. In 2016, we also had a scheduled turnaround at our Esterhazy, Saskatchewan mine. The current year turnaround is scheduled for the fourth quarter of 2017.
Nine months ended September 30, 2017 and 2016
The Potash segment’s net sales increased to $1.4 billion for the nine months ended September 30, 2017, compared to $1.3 billion in the same period a year ago. The favorable impact from higher sales volumes of approximately $120 million was partially offset by lower selling prices, which decreased net sales by approximately $40 million in the current year period compared to the same period in the prior year.
Our average MOP selling price was $178 per tonne for the nine months ended September 30, 2017, a decrease of $1 per tonne compared with the same period a year ago due to the factors discussed above in the Overview.

The Potash segment’s sales volumes increased to 6.4 million tonnes for the nine months ended September 30, 2017, compared to 5.8 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $277.9 million for the nine months ended September 30, 2017, from $190.9 million for the same period in the prior year. The favorable impact to gross margin from the increase in sales volumes was offset by an unfavorable impact from lower selling prices compared to the prior year. Gross margin was favorably impacted by approximately $90 million due to the effects of higher production as discussed below, and the benefit of lower depreciation, partially offset by an increase in royalty expense of approximately $48 million, which was primarily related to the Royalty Resolution described above. These and other factors affecting gross margin and costs are further discussed below. As a result of all these factors, gross margin as a percentage of net sales increased to 20% for the nine months ended September 30, 2017, compared to 15% for the same period a year ago.
We incurred $51.6 million in Canadian resource taxes for the nine months ended September 30, 2017, compared to $71.0 million in the same period a year ago. Royalty expense increased to $63.3 million for the nine months ended September 30, 2017, compared to $15.6 million for the nine months ended September 30, 2016. The increase in royalty expense for the current year period related to the Royalty Resolution discussed above in the three-month discussion. This Resolution had a favorable impact on Canadian resource taxes for the current year period.
We incurred $115.0 million in expenses, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2017, compared to $117.0 million in the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, potash production increased to 6.5 million tonnes compared to 5.4 million tonnes for the nine months ended September 30, 2016. In addition to the items mentioned above in the three-month discussion, we completed a proving run at our Belle Plaine mine in February 2017, which resulted in favorable production compared to the prior year.

International Distribution Net Sales and Gross Margin
The following table summarizes the International Distribution segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2017-2016		September 30,		2017-2016
(in millions, except price per tonne or unit)	2017	2016	Change	Percent	2017	2016	Change	Percent
Net Sales	$930.8	$848.5	$82.3	10%	$2,001.0	$1,849.2	$151.8	8%
Cost of goods sold	867.2	777.9	89.3	11%	1,870.2	1,762.2	108.0	6%
Gross margin	$63.6	$70.6	$(7.0)	(10)%	$130.8	$87.0	$43.8	50%
Gross margin as a percent of net sales	7%	8%			7%	5%
Gross margin per sales tonne	$25	$32			$24	$18
Sales volume (in thousands of metric tonnes)
Total	2,511	2,212	299	14%	5,465	4,892	573	12%
Realized prices ($/tonne)
Average price (FOB destination)(a)	$366	$380	$(14)	(4)%	$361	$374	$(13)	(3)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	386	396	(10)	(3)%	963	1,068	(105)	(10)%
MicroEssentials® from Mosaic	178	303	(125)	(41)%	857	707	150	21%
Potash from Mosaic/Canpotex	598	473	125	26%	2,202	1,655	547	33%

(a) Average price of all products sold by International Distribution.
Three months ended September 30, 2017 and 2016
The International Distribution segment’s net sales increased to $930.8 million for the three months ended September 30, 2017, from $848.5 million in the same period a year ago. The increase in net sales was due to higher sales volumes that resulted in a favorable impact of approximately $110 million, partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $30 million.
The average selling price of $366 per tonne in the current year quarter decreased from $380 per tonne in the same period of the prior year. This change was driven by a change in the mix of products sold. The International Distribution segment’s sales volume of 2.5 million tonnes increased 14% for the three months ended September 30, 2017 compared to same period of 2016, due to additional sales volumes, primarily in Brazil, including a focus on selling MicroEssentials® in Brazil.
Total gross margin for the three months ended September 30, 2017, decreased to $63.6 million from $70.6 million in the prior year period, driven by lower average selling prices and the mix of products sold.
Gross margin per sales tonne was $25 for the three months ended September 30, 2017, compared to $32 per tonne for prior year period.
Nine months ended September 30, 2017 and 2016
The International Distribution segment’s net sales were $2.0 billion for the nine months ended September 30, 2017 compared to $1.8 billion in the prior year period. The increase in net sales was due to higher sales volumes that resulted in a favorable impact of approximately $210 million, partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $60 million when compared to the prior year period.
The overall average selling price decreased $13 per tonne to $361 per tonne for the nine months ended September 30, 2017 from the same period in the prior year, primarily due to declines in global crop nutrient prices.

The International Distribution segment’s sales volume increased to 5.5 million tonnes for the nine months ended September 30, 2017, from 4.9 million tonnes in the same period a year ago, due to the reasons discussed above.
Our total gross margin for the nine months ended September 30, 2017, increased to $130.8 million from $87.0 million in the same period in the prior year due to increased sales volumes as discussed above, including higher margin premium products. Gross margin per tonne increased to $24 per tonne from $18 per tonne for the same period of the prior year, primarily due to higher sales volumes and the mix of sales, as we sold more premium products. In addition, we held more favorable inventory positions in the nine months ended September 30, 2017, compared to the prior year period.
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
For the three months ended September 30, 2017, gross margin for Corporate, Eliminations and Other was income of $11.9 million, compared to $1.6 million for the same period in the prior year. The change was driven by a net unrealized gain of $1.6 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $8.4 million in the prior year period.
For the nine months ended September 30, 2017, gross margin was a loss of $45.3 million compared to a gain of $59.9 million in the same period of the prior year. The change was driven by a lower net unrealized gain in the current year of $5.0 million, primarily on foreign currency derivatives, compared to a gain of $74.4 million in the prior year period. In addition, the elimination of profit on intersegment sales contributed an unfavorable change of approximately $40 million, which primarily relates to the timing of third party sales for our International Distribution segment.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2017-2016		September 30,		2017-2016
(in millions)	2017	2016	Change	Percent	2017	2016	Change	Percent
Selling, general and administrative expenses	$66.1	$66.9	$(0.8)	(1)%	$218.2	$229.6	$(11.4)	(5)%
Other operating (income) expense	(39.2)	76.7	(115.9)	NM	5.9	129.1	(123.2)	(95)%
Interest (expense)	(43.2)	(33.7)	(9.5)	28%	(120.4)	(104.3)	(16.1)	15%
Interest income	7.0	8.2	(1.2)	(15)%	22.0	19.1	2.9	15%
Interest expense, net	(36.2)	(25.5)	(10.7)	42%	(98.4)	(85.2)	(13.2)	15%
Foreign currency transaction gain (loss)	58.6	(32.4)	91.0	NM	76.6	70.2	6.4	9%
Other income (expense)	1.1	0.5	0.6	120%	(2.0)	0.3	(2.3)	NM
Provision for (benefit from) income taxes	17.6	(30.1)	47.7	NM	4.7	(68.7)	73.4	NM
Equity in net earnings (loss) of nonconsolidated companies	9.8	(1.7)	11.5	NM	15.5	(12.8)	28.3	NM
Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2017, selling, general and administrative expenses were $66.1 million and $218.2 million, respectively, compared to $66.9 million and $229.6 million for the same periods of the prior year. The lower expense in the current year periods is primarily due to the effects of our ongoing cost reduction initiatives.
Other Operating (Income) Expense
For the three months ended September 30, 2017, we had other operating income of $39.2 million, compared to expense of $76.7 million for the same period in the prior year. The three-month period ended September 30, 2017 includes a pre-tax gain on the sale of approximately 1,500 acres of vacant and undesignated real property near our Faustina facility in

Louisiana of $52.1 million, partially offset by $6 million of professional service costs related to the proposed acquisition of Vale Fertilizantes. The three months ended September 30, 2016, included an expense of $60 million related to our reserve for estimated costs associated with a sinkhole that formed at our New Wales phosphate production facility in Florida.
For the nine months ended September 30, 2017, we had other operating expense of $5.9 million, compared to $129.1 million for the same period in the prior year. In addition to the items discussed above, the nine-month period ended September 30, 2017 includes $14 million of professional services costs for the proposed acquisition of Vale Fertilizantes and approximately $14 million related to an increase in our reserve for estimated costs associated with the sinkhole at our New Wales facility. In addition to the items mentioned above in the three-month discussion, the nine months ended September 30, 2016, included a loss of $44 million related to the cancellation of construction of a barge intended to transport ammonia as further explained in Note 18 of our Condensed Consolidated Financial Statements, and $19 million of severance costs related to organizational restructuring, partially offset by the receipt of approximately $28 million in insurance proceeds related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014.
Interest Expense, Net
Interest expense increased to $36.2 million and $98.4 million for the three and nine months ended September 30, 2017 compared to $25.5 million and $85.2 million for the three and nine months ended September 30, 2016. The increase in the current year periods was due to a loss in the fair market value of interest rate swap agreements we entered into to hedge our exposure to changes in future interest rates related to anticipated debt issuances.
Foreign Currency Transaction Gain
For the three and nine months ended September 30, 2017, we recorded foreign currency transaction gains of $58.6 million and $76.6 million compared with a loss of $32.4 million and gain $70.2 million in the same periods of the prior year. For the three and nine months ended September 30, 2017, the gains were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by U.S. dollar cash held by our Canadian subsidiaries. For the three months ended September 30, 2016, the loss was mainly the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans. For the nine months ended September 30, 2016, the gain was mainly the result of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and the weakening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the three and nine months ended September 30, 2017, we had earnings from equity of nonconsolidated companies of $9.8 million and $15.5 million, respectively, related to income from MWSPC, which began ammonia production in the current year, partially offset by losses from the joint venture that owns the Miski Mayo Mine, whose operations were impacted by flooding in the region earlier in the current year.
For the three and nine months ended September 30, 2016, we had losses of $1.7 million and $12.8 million, respectively, which were due to the decision by Canpotex Limited ("Canpotex") not to proceed with construction of a new export terminal at the Port of Prince Rupert in British Columbia, as Canpotex determined it has sufficient port access and terminal capacity options to meet its needs. Mosaic's share of the loss was $24 million, or $16 million net of tax.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for Income Taxes

September 30, 2017	7.4%	$17.6
September 30, 2016	(244.7)%	(30.1)

Nine months ended	Effective Tax Rate	Provision for Income Taxes
September 30, 2017	1.5%	$4.7
September 30, 2016	(29.8)%	(68.7)

Income tax expense was $17.6 million and $4.7 million, and the effective tax rate was 7.4% and 1.5%, for the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2017, tax expense specific to the period was $12.4 million. This consisted primarily of expense of $16.8 million related to the $10.4 million pre-tax charges resulting from the Royalty Resolution, partially offset by a benefit of $2.4 million primarily related to non-U.S. audit activity and a benefit of $2.0 million related to changes in estimates related to prior years. Tax expense specific to the nine months ended September 30, 2017 was expense of $5.1 million, which included the aforementioned Royalty Resolution item of $16.8 million, an expense of $6.7 million related to the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, and an expense of $8.3 million primarily related to share-based compensation. These costs were partially offset by a benefit of $21.9 million related to a Canadian income tax rate change and a benefit of $4.8 million related to changes in estimates related to prior years.
Our income tax rate is favorably impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion. Our income tax rate is higher in 2017 compared to 2016 because certain of our deductions have decreased relative to pre-tax income. In addition, for the three months ended September 30, 2017, the expense from income taxes was unfavorably impacted by approximately $6 million from the cumulative adjustment resulting from the change in our estimated annual tax rate.
For the three months ended September 30, 2016, tax expense specific to the period included a benefit of $1.6 million, which primarily related to distributions from certain non-U.S. subsidiaries. For the nine months ended September 30, 2016, tax expense specific to the period included a benefit of $60.7 million, which included a domestic benefit of $85.8 million related to the resolution of an Advanced Pricing Agreement, which is a tax treaty-based process, partially offset by a $17.9 million expense related to distributions from certain non-U.S. subsidiaries and $7.2 million of expense primarily related to changes in estimates from prior periods.
Non-GAAP Reconciliation

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Sales	$474.1	$428.1	$1,356.4	$1,279.2
Gross margin	98.6	39.8	277.9	190.9
Gross margin as a percentage of net sales	21%	9%	20%	15%
Canadian resource taxes (benefit)	(4.7)	14.6	51.6	71.0
Gross margin, (excluding CRT)	$93.9	$54.4	$329.5	$261.9
Gross margin (excluding CRT) as a percentage of net sales	20%	13%	24%	20%
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
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents of $0.7 billion, plus marketable securities held in trust to fund future obligations of $0.7 billion, long-term debt, including current maturities, of approximately $3.9 billion, and stockholders’ equity of approximately $10.2 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2017, we invested $589.9 million in capital expenditures, $62.5 million in MWSPC, and returned cash to shareholders through dividend payments of $201.8 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. The cash portion of the purchase price we have agreed to pay to acquire Vale S.A.'s global phosphates and potash operations conducted through Vale Fertilizantes S.A. is $1.25 billion, subject to adjustments based on matters such as the working capital and indebtedness balances of Vale Fertilizantes at the time of the closing. We expect to fund this amount primarily through the issuance of debt. As to our remaining cash requirements, we believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At September 30, 2017, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and a $720 million term loan, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of September 30, 2017.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2017. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, there would be an income tax expense impact on repatriating approximately $0.3 billion of cash balances associated with certain undistributed earnings, which are part of the permanently reinvested earnings discussed in Note 12 of our Notes to Consolidated Financial Statements in our 10-K Report. We currently intend to use this cash for non-U.S. expansions and other investments outside the U.S.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in financing activities for the nine months ended September 30, 2017 and 2016:

(in millions)	Nine months ended
	September 30,		2017-2016
Cash Flow	2017	2016	Change	Percent
Net cash provided by operating activities	$524.3	$937.7	$(413.4)	(44)%
Net cash used in investing activities	(643.3)	(1,599.9)	956.6	(60)%
Net cash provided by (used in) financing activities	111.2	(634.1)	745.3	NM
Operating Activities
During the nine months ended September 30, 2017, net cash provided by operating activities decreased by $413.4 million to $524.3 million, from $937.7 million for the nine months ended September 30, 2016. Our results of operations, after non-cash adjustments to net earnings, contributed $857.6 million to cash flows from operating activities during the nine months ended September 30, 2017, compared to a contribution of $765.9 million as computed on the same basis for the prior year period. During the nine months ended September 30, 2017, we had an unfavorable working capital change of $333.3 million compared to a favorable change of $171.8 million during the nine months ended September 30, 2016.
The change in working capital for the nine months ended September 30, 2017, was primarily driven by an increase in inventories of $254.6 million and a decrease in accrued liabilities of $38.4 million. The increase in inventories was primarily due to building inventory volumes and the mix of inventory in our International Distribution segment for its upcoming high season in the current year which were higher than prior year inventory levels. The decrease in accrued liabilities is related to the payment of expenses for work performed on the sinkhole that formed at our New Wales phosphate production facility in Florida.
In the prior year period, the change in working capital was primarily driven by a favorable impact from a change in accounts receivable and inventory of $122.1 million and $158.5 million, respectively, partially offset by an unfavorable impact from a change in accounts payable and accrued liabilities of $162.7 million. The change in accounts receivable was due to a decline in our average selling prices and the timing of sales as we had lower sales volumes in September 2016 compared to December 2015. The change in inventories was primarily due to the lower cost of raw materials and inventory purchases during the period. The decrease in accounts payable and accrued liabilities was primarily due to the lower cost of raw material purchases and lower incentive accruals in 2016.
Investing Activities
Net cash used in investing activities was $643.3 million for the nine months ended September 30, 2017, compared to $1.6 billion for the same period a year ago. In the current year period, we received proceeds from the sale of fixed assets of $69.1 million. We had capital expenditures of $589.9 million, compared to $633.7 million in the prior year period. We invested $47.7 million in an affiliate in the current year compared to $130.0 million in the prior year, for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 18 of our Condensed Consolidated Financial Statements in this report. In the current year, we also invested $62.5 million in MWSPC compared to $220.0 million in the prior year. In the prior year period, we deposited approximately $600 million in marketable securities held in two trust funds created to provide additional financial assurance for estimated closure and long-term care of certain of our phosphogypsum management systems.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017, was $111.2 million, compared to net cash used in financing activities of $634.1 million for the same period in the prior year. For the nine months ended September 30, 2017, we received net proceeds from structured accounts payable of $235.0 million and net proceeds from short-term borrowing of $84.9 million, which were used to fund working capital needs in our International Distribution segment. During the current year period we paid dividends of $201.8 million.

Net cash used in financing activities for the nine months ended September 30, 2016, reflected shares repurchased during the period of approximately $75.0 million under our 2015 Repurchase Program and dividends paid of $288.8 million. We also had net payments of structured accounts payable of $262.4 million.
Debt Instruments, Guarantees and Related Covenants
See Note 10 to the Consolidated Financial Statements in our 10-K Report and Notes 18 and 19 to the Condensed Consolidated Financial Statements in this report.
In addition, on July 31, 2017, MWSPC executed two financing agreements with the Saudi Industrial Development Fund, or SIDF, providing for project funding facilities in the aggregate amount of approximately $560 million. One agreement provides for financing in the amount of approximately $320 million for the construction of MWSPC's phosphoric acid plant and phosphate concentrate plant and will be required to be repaid over a twelve-year period beginning in December 2018. The second agreement provides for financing in the amount of approximately $240 million for the construction of MWSPC’s ammonia plant and will be required to be repaid over a ten-year period beginning in December 2018. MWSPC will provide a mortgage for SIDF's benefit. The other members of MWSPC have already provided guarantees, and we expect to provide a guarantee, in each case in the amount of such member's respective proportionate share of the facilities.  Our proportionate share is 25%.
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
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Notes 18 and 19 to our Condensed Consolidated Financial Statements in this report.
Contingencies
Information regarding contingencies is hereby incorporated by reference to Note 11 to our Condensed Consolidated Financial Statements in this report.

Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about our pending acquisition of the global phosphate and potash operations of Vale S.A. (“Vale”) conducted through Vale Fertilizantes S.A. (the “Transaction”) and the anticipated benefits and synergies of the proposed Transaction, statements about MWSPC and its nature, impact and benefits, statements about other proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
risks and uncertainties arising from the possibility that the closing of the pending Transaction may be delayed or may not occur, including delays or risks arising from any inability of Vale to achieve certain specified regulatory and operational milestones or to satisfy any of the other closing conditions; our ability to secure financing, or financing on satisfactory terms and in a sufficient amount, to fund the cash portion of the purchase price without the need for additional funds from other liquidity sources; and difficulties with realization of the benefits of the pending Transaction, including the risks that the acquired business may not be integrated successfully or that the anticipated synergies or cost or capital expenditure savings from the pending Transaction may not be fully realized or may take longer to realize than expected, including because of political and economic instability in Brazil or changes in government policy in Brazil;

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

•
the expected cost of MWSPC and our expected remaining investment to be made in it, the amount, terms, availability and sufficiency of funding for MWSPC from us, Saudi Arabian Mining Company and Saudi Basic Industries Corporation and existing or future external sources, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, political and economic instability in the region, and in general the future success of current plans for the joint venture and any future changes in those plans;

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
Foreign Currency Exchange Contracts
As of September 30, 2017 and December 31, 2016, the fair value of our major foreign currency exchange contracts was $23.1 million and $(6.5) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2017			As of December 31, 2016
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2017	2018		2017	2018
Foreign Currency Exchange Forwards
Canadian Dollar			$18.0			$(4.0)
Notional (million US$) - long Canadian dollars	$136.9	$333.8		$361.4	$33.8
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3146	1.2911		1.3282	1.3294
Foreign Currency Exchange Collars
Canadian Dollar			$0.5			$(0.7)
Notional (million US$)	$12.0	$—		$39.9	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	1.3725	—		1.3336	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	1.3000	—		1.2300	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$3.1			$(1.8)
Notional (million US$) - short Brazilian real	$237.1	$—		$202.6	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.1813	—		3.4237	—
Notional (million US$) - long Brazilian real	$122.7	$46.2		$186.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.2090	3.3750		3.6717	—
Indian Rupee			$1.5			$—
Notional (million US$) - short Indian rupee	$72.0	$108.0		$122.5	$—
Weighted Average Rate - Indian rupee to U.S. dollar	65.4530	65.8523		68.6216	—
Total Fair Value			$23.1			$(6.5)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2017 and December 31, 2016, the fair value of our natural gas commodities contracts was $(6.6) million and $6.0 million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2017					As of December 31, 2016
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2017	2018	2019	2020	Fair Value	2017	2018	2019	Fair Value
Natural Gas Swaps					$(6.6)				$6.0
Notional (million MMBtu) - long	3.3	19.0	19.9	5.0		12.1	4.8	4.8
Weighted Average Rate (US$/MMBtu)	$3.72	$3.18	$3.01	$3.14		$2.62	2.44	$2.43
Total Fair Value					$(6.6)				$6.0
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of September 30, 2017 and December 31, 2016, the fair value of our interest rate contracts was $(6.8) million and $0.2 million, respectively. Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2017.

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
We made no share repurchases during the nine months ended September 30, 2017.
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

November 3, 2017

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