Form 10-K
period 2017-12-31
MOSAIC CO
filed 2018-02-21
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company ☐  Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock, was approximately $8.9 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 385,226,223 shares of Common Stock as of February 15, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2018 Annual Meeting of Stockholders (Part III)

2017 FORM 10-K CONTENTS

PART I.
Item 1. Business.
OVERVIEW
The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in North America. Following our January 8, 2018 acquisition (the “Acquisition”) of the global phosphate and potash operations of Vale S.A. conducted through Mosaic Fertilizantes P&K S.A. (formerly Vale Fertilizantes S.A.), we are the leading fertilizer production and distribution company in Brazil.  We are one of the four largest potash producers in the world. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We mine phosphate rock in Florida and, following the Acquisition, in Brazil. We process rock into finished phosphate products at facilities in Florida, Louisiana and, following the Acquisition, Brazil. We mine potash in Saskatchewan and New Mexico and, following the Acquisition, Brazil. We have other production, blending or distribution operations in Brazil, China, India and Paraguay, as well as a strategic equity investment in a joint venture formed to develop and operate a phosphate rock mine and chemical complexes in the Kingdom of Saudi Arabia. Upon completion of the Acquisition, we became the majority owner of an entity operating a phosphate rock mine in the Bayovar region in Peru, in which we previously held a minority equity interest. Our distribution operations serve the top four nutrient-consuming countries in the world: China, India, the United States and Brazil.
The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Plymouth, Minnesota.
We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into three reportable business segments: Phosphates, Potash and International Distribution. Intersegment eliminations, mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other. Following completion of the Acquisition, we expect to realign our reporting segments to reflect the changes in our operations as our business in Brazil will no longer be strictly a distribution business. Our new segment will be called Mosaic Fertilizantes and will include the operations of Brazil and Paraguay. The results of the Miski Mayo Mine will be consolidated in our Phosphates segment. The results of our existing India and China distribution businesses will be reflected with Corporate and Other. These changes will be effective in the first quarter of 2018.
The following charts show the respective contributions to 2017 sales volumes, net sales and operating earnings for each of our business segments in effect at December 31, 2017:

Phosphates Segment — We are the largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in North America. We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. We account for approximately 14% of estimated global annual production and 74% of estimated North American annual production of concentrated phosphate crop nutrients.
Potash Segment — We are one of the four largest potash producers in the world. We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 13% of estimated global annual potash production and 39% of estimated North American annual potash production.
International Distribution Segment — This segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil, Paraguay, India and China. We also have a single superphosphate (“SSP”) plant in Brazil that produces crop nutrients by mixing sulfuric acid with phosphate rock. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments, but also purchases and markets certain products from other suppliers, generally to complement sales of our own product.
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
Mosaic Fertilizantes Acquisition
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A., which we also refer to as Mosaic Fertilizantes). The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital of Mosaic Fertilizantes, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share. The cash portion of the purchase price is subject to adjustment following closing to reflect actual balances at the time of closing. The assets we acquired include five Brazilian phosphate rock mines; four chemical plants; a potash mine in Brazil; an additional 40% economic interest in the Miski Mayo Mine, which increased our aggregate interest to 75%; and a potash project in Kronau, Saskatchewan.
Cargill Transaction
In May 2011, Cargill divested its interest in us in a split-off to its stockholders and a debt exchange with certain Cargill debt holders. The agreements relating to the Cargill Transaction contemplated an orderly distribution of the approximately 64% (285.8 million) of our shares that Cargill formerly held. We have included additional information about the Cargill Transaction in Note 18 of our Consolidated Financial Statements, which information is incorporated herein by reference, and certain of the principal transaction documents related to the Cargill Transaction are incorporated by reference as exhibits to this report.
Business Developments during 2017
We took the following steps toward achieving our strategic priorities:

•	Grow our production of essential crop nutrients and operate with increasing efficiency

•
On December 19, 2016, we entered into an agreement to acquire Vale S.A.’s global phosphate and potash operations conducted through Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A.). As discussed above, this transaction was completed on January 8, 2018.

•
During 2017, we made equity contributions of $62.5 million to the Ma’aden Wa’ad Al Shamal Phosphate Company (“MWSPC”), our joint venture with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Our cash investment at December 31, 2017 and as of the date of this report, is approximately $770 million. We currently estimate that our total cash investment in MWSPC, including the amount we have invested to date, will approximate $840 million. We are contractually obligated to make future cash contributions of approximately $70 million. We estimate the total cost to develop and construct the integrated phosphate production facilities to be approximately $8.0 billion, of which approximately $7.0 billion has been spent. We expect the remaining amount to be funded through external debt facilities, income from ammonia operations and remaining investments by the joint venture members.

•
We continued the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine and began to mine a limited amount of potash ore from these shafts in 2017. Following ramp-up, we expect this expansion to add an estimated 0.9 million tonnes to our existing potash operational capacity. Once completed, this will provide us the opportunity to mitigate future brine inflow management costs and risk.

•	Expand our reach and impact by continuously strengthening our distribution network

•	We had record sales volumes of 7.4 million tonnes in our International Distribution segment in 2017.

•	Focus on optimizing our asset portfolio and achieving our long-term balance sheet targets

•
On November 13, 2017, we completed a $1.25 billion public debt offering, consisting of $550 million aggregate principal amount of 3.250% senior notes due 2022 and $700,000,000 aggregate principal amount of 4.050% senior notes due 2027. Proceeds from this offering were used to fund the $1.08 billion cash portion of the purchase price of the Acquisition paid at closing. The remainder was used to pay transaction costs and expenses and to fund a portion of the $200 million that we prepaid against our outstanding term loan in January 2018.

•	We continued to execute against our cost saving initiatives in ways that are positively impacting financial results.

◦	We are on track to achieve our goal of reaching $500 million in cost savings by the end of 2018. We are approximately 85% of the way toward meeting this goal.

◦	In 2016, we also targeted an additional $75 million in savings in our support functions, and realized that goal in 2017.

◦	We are managing our capital through the reduction, deferral or elimination of certain capital spending. Capital expenditures in 2017 were the lowest in over five years.

◦
On October 30, 2017, we announced the temporary idling of our Plant City, Florida phosphate manufacturing facility for at least one year and restructured our Phosphates operations. We have recorded pre-tax charges of $20 million in 2017 related to the temporary idling of this facility and the restructuring. We expect that these actions will reduce market disruption from new capacity additions, including MWSPC. We also expect to see higher phosphate margins and lower capital requirements for the Company by reducing production at a relatively higher-cost facility.

•	On October 31, 2017, our board of directors approved a reduction in our annual dividend from $0.60 per share to $0.10 per share, effective with the dividend paid on December 21, 2017.
We have included additional information about these and other developments in our business during 2017 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.
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
U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. phosphates operations have capacity to produce approximately 5.3 million tonnes of phosphoric acid (“P2O5”) per year, or about 9% of world annual capacity and about 60% of North American annual capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 4.4 million tonnes during 2017. We account for approximately 10% of estimated global annual production and 58% of estimated North American annual output.
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

Hillsborough Co.
Polk Co.
Plant City
Riverview
Bartow
New Wales
Four Corners
South Ft. Meade
Manatee Co.
Hardee Co.
South Pasture
Wingate
DeSoto Co.
DeSoto
LOUISIANA
FLORIDA
Faustina
Uncle Sam
Phosphoric Acid-Only Plant
Phosphate Concentrates Plant
Active Phosphate Mine
Planned Phosphate Mine

Annual capacity by plant as of December 31, 2017 and production volumes by plant for 2017 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production(c)		Production(c)
Florida:
Bartow	0.9	1.0	2.3	2.2
New Wales	1.7	1.4	4.1	2.9
Riverview	0.9	0.8	1.7	1.6
Plant City(d)	1.0	0.6	2.0	1.3
	4.5	3.8	10.1	8.0
Louisiana:
Faustina	—	—	1.6	1.4
Uncle Sam	0.8	0.6	—	—
	0.8	0.6	1.6	1.4
Total	5.3	4.4	11.7	9.4
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

(d)	On December 10, 2017, we temporarily idled our Plant City, Florida phosphate manufacturing facility for a period of at least one year.

The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP, MAP and MicroEssentials®. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.
We produced approximately 9.0 million tonnes of concentrated phosphate crop nutrients during 2017 and accounted for approximately 14% of estimated world annual output and 74% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production totaled approximately 15.0 million tonnes in 2017 and accounted for approximately 7% of estimated world annual production and 54% of estimated North American annual production. We are the world’s second largest miner of phosphate rock (excluding China) and currently operate four mines with a combined annual capacity of approximately 17.2 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly owned phosphate mines and related mining operations are located in central Florida. During 2017, we operated four active mines: Four Corners, South Fort Meade, Wingate and South Pasture. We plan to develop Ona and DeSoto reserves to replace reserves that will be depleted at various times during the next decade.
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
The following table shows, for each of our phosphate mines, annual capacity as of December 31, 2017 and rock production volume and grade for the years 2017, 2016, and 2015:

(tonnes in millions)	Annual Operational Capacity(a)(b)	2017			2016			2015
Facility		Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)

Four Corners	7.0	6.4	62.4	28.5	5.3	63.2	28.9	5.7	63.6	29.1
South Fort Meade	5.5	4.4	63.6	29.1	4.2	63.0	28.8	4.3	62.2	28.5
South Pasture	3.2	2.8	62.6	28.6	3.4	62.5	28.6	3.3	61.4	28.1
Wingate	1.5	1.4	62.5	28.6	1.3	63.1	28.9	1.2	63.9	29.2
Total	17.2	15.0	62.8	28.7	14.2	63.0	28.8	14.5	62.7	28.7
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
The following table sets forth our proven and probable phosphate reserves as of December 31, 2017:

(tonnes in millions)	Reserve Tonnes (a)(b)(c)		Average BPL(d)	% P2O5
Active Mines
Four Corners	88.9		64.3	29.4
South Fort Meade	19.3		61.8	28.3
South Pasture	139.6		63.2	28.9
Wingate	29.6		63.1	28.9
Total Active Mines	277.4		63.4	29.0
Planned Mining
Ona(f)	110.9		65.1	29.8
DeSoto	151.1	(e)	64.0	29.3
Total Planned Mining	262.0		64.5	29.5
Total Mining	539.4		63.9	29.3
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

(c)	Of the reserves shown, 506.8 million tonnes are proven reserves, while probable reserves totaled 32.6 million tonnes.

(d)	Average product BPL ranges from approximately 62% to 65%.

(e)
In connection with the purchase in 1996 of approximately 111.1 million tonnes of the reported DeSoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, and (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2020.

(f)	The Ona reserves are expected to be mined through our Four Corners and South Pasture mine locations.
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

•
The surface rights to approximately 942 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we paid an immaterial amount of royalties to the U.S. Government in 2017.

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
Investments in Joint Ventures
As of December 31, 2017, we had a 35% economic interest in a joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru. With the closing of the Acquisition, we acquired an additional 40% economic interest, bringing our aggregate interest to 75% in 2018. Our investment in the Miski Mayo Mine and related commercial offtake supply agreement to purchase a share of the phosphate rock from the Miski Mayo Mine allows us to supplement our internally produced rock to meet our overall fertilizer production needs. The Miski Mayo Mine’s annual production capacity is 3.9 million tonnes, of which we have rights to market 75%, effective with the closing of the Acquisition.
We own a 25% interest in MWSPC and in connection with our equity share, we will market approximately 25% of the MWSPC’s production. MWSPC is developing a mine and two chemical complexes that are presently expected to produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the “Project”) will approximate $8.0 billion, which we expect to be funded primarily through investments by us, Ma’aden and SABIC, and through borrowing arrangements and other external project financing facilities (“Funding Facilities”). We currently estimate that our cash investment in the Project, including the amount we have invested to date, will approximate $840 million. Our cash investment in the Project at December 31, 2017 and as of the date of this report was $770 million. We expect our future cash contributions to be approximately $70 million. The greenfield project is being built in the northern region of Saudi Arabia at Wa’ad Al Shamal Minerals Industrial City, and includes further expansion of processing plants in Ras Al Khair Minerals Industrial City, which is located on the east coast of Saudi Arabia. The facilities are expected to have a production capacity of approximately 3.0 million tonnes of finished product per year. The Project is expected to benefit from the availability of key raw nutrients from sources within Saudi Arabia. Ammonia operations commenced in late 2016 and pre-commissioning production of finished phosphate products began in 2017.
On June 30, 2014, MWSPC entered into Funding Facilities with a consortium of 20 financial institutions for a total amount of approximately $5.0 billion. In January 2016, MWSPC announced that it had received the approval of the Saudi Industrial Development Fund (“SIDF”) for future Funding Facilities in the total amount of approximately $1.1 billion, subject to the finalization of definitive agreements. MWSPC has entered into definitive agreements with SIDF to draw up to $560 million from the total SIDF-approved amount. The terms of the June 30, 2014 Funding Facilities and the SIDF Funding Facilities are further discussed in Note 8 of our Consolidated Financial Statements.
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 4.1 million long tons of sulfur during 2017. We purchase the majority of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either direct to our phosphate plants or have it sent for gathering to terminals that are located on the U.S. gulf coast. In addition, we use formed sulfur received through Tampa ports, which are delivered by truck to our New Wales facility and melted through our sulfur melter.
We own and operate sulfur terminals in Houston, Texas and Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We own or lease two ocean-going barges, one ocean-going vessel and three tugs that transport molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Our sulfur logistic assets also include a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck and barge from nearby refineries.
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
Ammonia
We use ammonia together with phosphoric acid to produce DAP, MAP and MicroEssentials®. We consumed approximately 1.5 million tonnes of ammonia during 2017. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia. We purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through our ammonia supply agreement (the “CF Ammonia Supply Agreement”) with an affiliate of CF Industries Inc. (“CF”) or produced internally at our Faustina, Louisiana location.
Our Florida ammonia needs are currently supplied under multi-year contracts with both domestic and offshore producers. Ammonia for our New Wales and Riverview plants is terminaled through an owned ammonia facility at Port Sutton, Florida. Ammonia for our Bartow plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that provides for service through 2019 with automatic renewal for an additional two-year period unless either party terminates as provided in the agreement. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provide service through June 30, 2018 with an annual auto-renewal provision unless either party objects.
Under the CF Ammonia Supply Agreement, Mosaic agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that commenced in 2017 and may extend until December 31, 2032, at a price tied to the prevailing price of U.S. natural gas. For 2017, our minimum purchase obligation was approximately 410,000 tonnes following our entry into a separate arrangement with CF under which we were deemed to have purchased approximately 135,000 tonnes in exchange for providing ammonia storage space and use of related terminal facilities to CF. During the second half of 2017, a specialized tug and barge unit began transporting ammonia for us between a load location at Donaldsonville, Louisiana and a discharge location at Tampa, Florida. Additional information about this chartered unit and its financing is provided in Note 10 and Note 16 of our Consolidated Financial Statements. We expect a majority of the ammonia purchased under the CF Ammonia Supply Agreement to be received by barge at the port of Tampa and delivered to our Florida facilities as described in the preceding paragraph. While the market prices of natural gas and ammonia have changed since we executed this agreement in 2013 and will continue to change, we expect that the agreement will provide us a competitive advantage over its term, including by providing a reliable long-term ammonia supply.
We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 455,000 tonnes. From time to time, we sell surplus ammonia to unrelated parties and/or may transport surplus ammonia to the port of Tampa. In addition, under certain circumstances we are permitted to receive ammonia at Faustina under the CF Ammonia Supply Agreement.
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
Natural Gas for Phosphates
Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future gas purchases. We typically purchase approximately 12 million MMbtu of natural gas per year for use in ammonia production at Faustina.
Our ammonia requirements for our Florida operations are purchased rather than manufactured on site, so while we typically purchase approximately two million MMbtu of natural gas per year in Florida, it is only used as a thermal fuel for various phosphate production processes.
Florida Land Holdings
We are a significant landowner in the State of Florida, which has in the past been considered one of the fastest areas of population growth in the United States. We own land comprising over 290,000 acres held in fee simple title in central Florida, and have the right to mine additional properties which contain phosphate rock reserves. Some of our land holdings are needed to operate our Phosphates business, while a portion of our land assets, such as certain reclaimed properties, are no longer required for our ongoing operations. As a general matter, more of our reclaimed property becomes available for uses other than for phosphate operations each year. Our real property assets are generally comprised of concentrates plants, port facilities, phosphate mines and other property which we have acquired through our presence in Florida. Our long-term future land use strategy is to optimize the value of our land assets. For example, we developed Streamsong Resort® (the “Resort”), a destination resort and conference center, in an area of previously mined land as part of our long-term business strategy to maximize the value and utility of our extensive land holdings in Florida. In addition to the two golf courses and clubhouse that were opened in December 2012, the Resort and conference center opened in January 2014. In 2015, in response to market demand, we began construction of a third golf course and ancillary facilities, which were completed and opened in 2017.
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
In 2017, we operated three potash mines in Canada, including two shaft mines with a total of three production shafts and one solution mine, as well as one potash shaft mine in the United States. We also own related refineries at each of the mines.
We continue the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine, from which we began mining potash ore in 2017. Following ramp-up, these shafts are expected to add an estimated 0.9 million tonnes to our annual potash operational capacity. This will provide an infrastructure to move ore from K3 to the K1 and K2 mills, giving us the flexibility to optimize production at K1, K2 and K3 in order to mitigate risk from current and future brine inflows.
It is possible that the costs of inflow remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mines. See “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” in our Management’s Analysis and “Our

Esterhazy mine has had an inflow of salt saturated brine for more than 30 years” in Part I, Item 1A, “Risk Factors” in this report, which are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.
The map below shows the location of each of our potash mines.

Our current potash annualized operational capacity totals 10.5 million tonnes of product per year and accounts for approximately 13% of world annual capacity and 38% of North American annual capacity. Production during 2017 totaled 8.7 million tonnes. We account for approximately 13% of estimated world annual production and 39% of estimated North American annual production.
The following table shows, for each of our potash mines, annual capacity as of December 31, 2017 and volume of mined ore, average grade and finished product output for years 2017, 2016 and 2015:

(tonnes in millions)			2017			2016			2015
Facility	Annualized Proven Peaking Capacity (a)(c)(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)
Canada
Belle Plaine—MOP	3.9	3.0	10.2	18.0	2.7	9.0	18.0	2.4	8.0	18.0	2.1
Colonsay—MOP(g) (h)	2.6	1.5	3.4	24.4	1.1	1.6	25.7	0.5	3.9	26.8	1.4
Esterhazy—MOP	6.3	5.3	13.1	24.0	4.3	12.6	24.4	4.2	13.1	23.7	4.3
Canadian Total	12.8	9.8	26.7	21.7	8.1	23.2	22.0	7.1	25.0	22.3	7.8
United States
Carlsbad—K-Mag®(i)	0.9	0.7	3.2	5.5	0.6	2.7	5.4	0.5	2.2	5.8	0.6
United States Total	0.9	0.7	3.2	5.5	0.6	2.7	5.4	0.5	2.2	5.8	0.6
Totals	13.7	10.5	29.9	20.0	8.7	25.9	20.3	7.6	27.2	21.0	8.4

______________________________

(a)	Finished product.

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

(d)
The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex, Limited (“Canpotex”) sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Alternatively, after January 2017, Canpotex members may elect to rely on an independent engineering firm and approved protocols to calculate their proven peaking capacity. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the proving run has been completed. Our share of Canpotex was 40.6% in 2015 and 38.1% in 2016 through July 1, 2017, when it decreased to 36.2%, where it remained through December 31, 2017.

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

(h)	We have the ability to reach an annual operating capacity of 2.1 million tonnes over time by increasing our staffing levels and investment in mine development activities.

(i)	K-Mag® is a specialty product that we produce at our Carlsbad facility.
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
Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	16,101	9,401	114,945	140,447
Leased from Province	51,598	114,133	197,253	362,984
Leased from others	—	3,532	79,543	83,075
Total under control	67,699	127,066	391,741	586,506
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

We produce a double sulfate of potash magnesia product, which we market under our brand name K-Mag®, at our Carlsbad facility.
At the Carlsbad facility, we mine and refine potash from 77,141 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 158 million tonnes of potash mineralization (calculated after estimated extraction losses) in one mining bed evaluated at thicknesses ranging from 6.5 feet to 10 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 27.2 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of langbeinite are sufficient to support operations for approximately 46.6 years.
Royalties for the U.S. operations amounted to approximately $6.4 million in 2017. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases.
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
Our estimated recoverable potash ore reserves and non-reserve potash mineralization as of December 31, 2017 for each of our mines are as follows:

(tonnes of ore in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	819	18.0	2,430
Colonsay	235	26.3	468
Esterhazy	865	24.7	655
sub-totals	1,919	22.0	3,553
United States
Carlsbad	158	5.0	—
Totals	2,077	20.7	3,553
______________________________

(a)
There has been no third party review of reserve estimates within the last five years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(b)	Includes 1.2 billion tonnes of proven reserves and 0.9 billion tonnes of probable reserves.

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
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity and provide thermal energy to the evaporation, crystallization and solution mining processes. The Belle Plaine solution mine typically accounts for approximately 78% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines totaled 16 million MMbtu during 2017. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase all of their physical gas in Saskatchewan using AECO price indices references and transport the gas to our plants via the TransGas pipeline system. The U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the TransWestern El Paso Permian Basin market pricing reference. We use financial derivative contracts to manage the pricing on portions of our natural gas requirements.
International Distribution Segment
Our International Distribution segment markets phosphate-, potash- and nitrogen-based crop nutrients and animal feed ingredients and provides other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in South America and the Asia-Pacific regions. In 2017, our International Distribution segment purchased 2.1 million tonnes of phosphate-based products from our Phosphates segment and 2.7 million tonnes of potash products from our Potash segment and Canpotex. Our international distribution operations also purchase phosphates, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients (“Blends”) or for resale. Our International Distribution segment provides our Phosphates and Potash segments access to key markets outside of North America.
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
The following maps show the locations of our primary International Distribution segment operations in South America and Asia:

International Distribution - South America Operations
We are one of the largest producers and distributors of blended crop nutrients for agricultural use in Brazil. We own and operate twelve blending plants in Brazil and one blending plant and port in Paraguay. In addition, we lease several other warehouses and blending units depending on sales and production levels. We also have a 62% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates an SSP granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Paranagua, Brazil. Together these plants provide the capability to annually distribute approximately 6.0 million tonnes of crop nutrients in Brazil and Paraguay. The port facility at Paranagua handles approximately 2.6 million tonnes of imported crop nutrients. In 2017, we sold approximately 6.0 million tonnes of crop nutrient products in South America.
In 2015, we completed the integration of our December 2014 purchase of ADM’s fertilizer distribution business in Brazil and Paraguay. In connection with the acquisition, we also negotiated the terms of five-year fertilizer supply agreements, whereby we supply ADM’s fertilizer needs in Brazil and Paraguay.
On January 8, 2018, we completed the Acquisition. Following the Acquisition, Mosaic is the leading fertilizer production and distribution company in Brazil, as the Acquisition increased our finished phosphates capacity by over four million tonnes and our finished potash capacity by approximately 500,000 tonnes.  Additional information about the Acquisition is provided in Note 23 to our Consolidated Financial Statements.
 International Distribution - Asia-Pacific Operations
In China, we own two 300,000-tonne per year capacity blending plants. In 2016, we sold our 35% interest in a joint venture of a DAP production plant. In 2017, we sold approximately 196,000 tonnes of blends and distributed another 419,000 tonnes of phosphate and potash crop nutrients in China.
In India, we have distribution facilities to import and sell crop nutrients. In 2017, we distributed approximately 731,000 tonnes of phosphate and potash crop nutrient products in India. We also serve as a marketing agent for our Phosphates segment.
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
We own port facilities in Tampa, Florida and Houston, Texas, which have deep water berth capabilities providing access to the Gulf of Mexico. We discontinued operations at the Houston, Texas facility in 2017 and expect to sell the facility in 2018. We also own warehouse distribution facilities in Savage, Minnesota; Pekin, Illinois; and Henderson, Kentucky.
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
International
Outside of the United States and Canada, we market our Phosphates segment’s products through our International Distribution segment as well as a salesforce focused on geographies outside of North America. The countries that account for the largest amount of our phosphates sales outside the United States, by volume, are Brazil, Canada, India, Australia and Mexico.

Our sales outside of the United States and Canada of Saskatchewan potash products are made through Canpotex. Canpotex sales are allocated between its members based on peaking capacity. Effective July 1, 2017, our share of Canpotex sales decreased to 36.2% from 38.1%, as Canpotex’s other member demonstrated a change in capacity.
Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our International Distribution segment, which acquires potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Malaysia.
To service the needs of our customers, our International Distribution segment includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate in key geographic areas throughout several countries. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 50% phosphate, 35% potash and 15% nitrogen, although this mix differs based on seasonal and other factors. Our International Distribution segment’s operations serve primarily as a sales outlet for our North American Phosphates production, both for resale and as an input for Blends. Our Potash segment also has historically furnished the majority of the raw materials needs for the production of Blends, primarily via Canpotex, and is expected to continue to do so in the future.
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
We produce ammonia at our Faustina, Louisiana concentrates plant in quantities sufficient to meet approximately one quarter of our total ammonia needs. With no captive ammonia production supplying all our Florida operations, we are subject to significant volatility in our purchase price of ammonia from world markets. The CF Ammonia Supply Agreement is expected to provide us with a long-term supply of a substantial volume of ammonia at prices based on the price of natural gas, and is intended to lessen this volatility.
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
International Distribution Segment
Our International Distribution segment generally operates in highly competitive business environments in each of its markets, competing with local businesses and with products that are available from many other sources. We believe that our International Distribution segment’s vertical integration with our own production businesses, as well as our focus on product innovation and customer solutions, position us with an advantage over many of our competitors. We have a strong brand in the countries in which we have international distribution activities. In addition to having access to our own production, our international distribution activities have the capability to supply a wide variety of crop nutrients to our dealer/farmer customer base. Our strategic positions in Brazil, Paraguay, China and India allow us to capitalize on the nutrient demand in these large and growing international regions.
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
OTHER MATTERS
Employees
We had approximately 8,500 employees as of December 31, 2017, consisting of approximately 3,500 salaried and 5,000 hourly employees. We added approximately 7,300 employees on January 8, 2018 as a result of closing the Acquisition, for a total of approximately 15,800 global employees.
Labor Relations
As of December 31, 2017:

•
We had ten collective bargaining agreements with unions covering 80% of our hourly employees in the U.S. and Canada. Of these employees, approximately 28% are covered under collective bargaining agreements scheduled to expire in 2018.

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
EXECUTIVE OFFICERS
Information regarding our executive officers as of February 20, 2018 is set forth below:

Name	Age	Position
Bruce M. Bodine Jr.	46	Senior Vice President—Potash
Kimberly Bors	57	Senior Vice President—Human Resources
Anthony T. Brausen	58	Senior Vice President—Finance and interim Chief Financial Officer
Mark J. Isaacson	55	Senior Vice President, General Counsel and Corporate Secretary
Richard N. McLellan	61	Senior Vice President—Brazil
James “Joc” C. O’Rourke	57	Chief Executive Officer, President and Director
Walter F. Precourt III	53	Senior Vice President—Phosphates
Corrine D. Ricard	54	Senior Vice President—Commercial
Bruce M. Bodine Jr. Mr. Bodine has been Senior Vice President - Potash since June 2016. Prior to that, he served as our Vice President - Potash (since April 2016), prior to that as our Vice President - Supply Chain (since August 2015), prior to that as our Vice President - Operations Business Development (since October 2014), prior to that as Vice President - Operations for our Esterhazy and Colonsay potash production facilities (since July 2013), prior to that as the General Manager, Esterhazy (since September 2012) and prior to that as the General Manager, Four Corners (since March 2010). Before that, Mr. Bodine held various plant and mine development management positions in the Phosphates segment beginning with Mosaic’s formation in 2004, and prior to that he served in various engineering leadership positions with our predecessor company, IMC Global Inc. Mr. Bodine serves on the Board Directors for the Saskatchewan Potash Producers Association and the Saskatchewan Chamber of Commerce.
Kimberly Bors. Ms. Bors was named Senior Vice President – Human Resources in July 2017. Prior to joining Mosaic, Ms. Bors held the role as Senior Vice President, Human Resources & Administration (CHRO) for Schneider, North America at Schneider Electric. Prior to joining Schneider Electric, Ms. Bors held positions at Johnson Controls, IDEX Corporation, Brunswick Corporation, Outboard Marine, Browning-Ferris and Pennzoil. She holds a bachelor in business administration degree in organizational behavior and management, and a master of business administration in finance and management from the University of Houston. She also completed the Women’s Director Development Program at the Kellogg School of Management. Ms. Bors serves as a member of the Board of Trustees for the Kohl Children’s Museum of Greater Chicago and as a member of the Economic Club of Chicago. She also serves on the Board of Directors of the American Heart Association and is Chair of the 2017 and 2018 American Heart Association’s Go Red For Women campaigns for the Chicago area.
Anthony T. Brausen. Mr. Brausen was appointed our Senior Vice President—Finance and interim Chief Financial Officer in January 2018. Mr. Brausen has previously served as Vice President - Finance (from June 2016 until his most recent appointment, and from April 2006 until December 2011) and as Senior Vice President - Finance and Chief Accounting Officer (from December 2011 to June 2016) and in these roles his responsibilities have included business unit and global finance, accounting, financial planning and analysis, information technology and financial reporting activities. Prior to joining Mosaic as an employee in February 2006, Mr. Brausen had been Vice President and Chief Financial Officer of Tennant Company, a designer, manufacturer, and marketer of floor maintenance and outdoor cleaning equipment, chemical-free cleaning technologies, specialty surface coatings and related products, since March 2000. From 1989-2000, Mr. Brausen held several financial management positions, including Vice President and Treasurer, Assistant Controller and Director of Investor Relations, with International Multifoods Corporation, a diversified publicly-traded food processor and distributor. From 1981-1989, Mr. Brausen held various positions with KPMG LLP.
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

James “Joc” C. O’Rourke. Mr. O’Rourke was promoted to President and Chief Executive Officer effective in August 2015. Previously, he served as Executive Vice President—Operations and Chief Operating Officer since August 2012 and before that as Executive Vice President—Operations since January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager in Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit consisting of five gold and copper mines; and General Manager of Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. Mr. O’Rourke had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984. Mr. O’Rourke has served on our Board of Directors since May 2015 and is also a director of The Toro Company.
Walter F. Precourt III. Mr. Precourt was named Senior Vice President—Phosphates effective in June 2016 and in this role he also provides executive oversight for the corporate procurement and Environmental, Health and Safety organizations. He previously served as our Senior Vice President—Potash Operations since May 2012, and before that he led our Environment, Health and Safety organization since joining Mosaic in 2009. Prior to joining Mosaic, Mr. Precourt was employed by cement and mineral component producer Holcim (U.S.) where he initially led its safety transformation and later became Vice President of Environment and Government Affairs. Mr. Precourt started his career at The Dow Chemical Company where he served in a variety of roles in Operations, Technology, Capital Project Management, and Environmental, Health and Safety. Mr. Precourt served as a director and was the past Chairman of the Board of the Saskatchewan Potash Producers Association and was a director of Fertilizer Canada.
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
In addition, the other member of Canpotex is among our competitors who are expanding their potash production capacity. Canpotex members’ respective shares of Canpotex sales is based upon the members’ respective proven peaking capacity for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Alternatively, after January 2017, Canpotex members may elect to rely on an independent engineering firm and approved protocols to calculate their proven peaking capacity. Antitrust and competition laws prohibit the members of Canpotex from coordinating their production decisions, including the timing of their respective proving runs. Worldwide potash production levels during these proving runs could exceed then-current market demand, resulting in an oversupply of potash and lower potash prices.
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
Examples of the types of events that could result in a disruption at one of these facilities include: adverse weather; strikes or other work stoppages; deliberate, malicious acts, including acts of terrorism; political and economic instability; cyber attacks and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other member of Canpotex and any joint ventures in which we participate and their or our exit from participation in Canpotex or any such joint ventures; other changes in our commercial arrangements with unrelated third parties; brine inflows at our Esterhazy, Saskatchewan, mine or our other shaft mines; mechanical failure and accidents occurring in the course of operating activities; and other factors.
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
We carry our inventories at the lower of cost or market. In periods when the market prices for our products are falling rapidly, including in response to falling market prices for raw materials, it is possible that we could be required to write-down the value of our inventories if market prices fall below our costs. Any such write-down would adversely affect our results of operations and the level of our assets. Any such effect could be material.
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
Examples of the types of events that could result in a disruption of terminaling facilities or transportation include: adverse weather; strikes or other work stoppages; deliberate, malicious acts; political and economic instability and other risks associated with our international operations; changes in permitting, financial assurance or other environmental, health and safety laws or other changes in the regulatory environment in which we operate; legal and regulatory proceedings; our relationships with other member of Canpotex and any joint ventures in which we participate and their or our exit from participation in Canpotex or any such joint ventures; other changes in our commercial arrangements with unrelated third parties; accidents occurring in the course of operating activities; lack of truck, rail, barge or ship transportation; and other factors. We discuss a number of these examples in more detail throughout this Risk Factors section.
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
For 2017, we derived approximately 64% of our net sales from customers located outside of the United States, of which our International Distribution segment accounted for 57%. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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
We are a global business with substantial assets located outside of the United States and Canada. Our operations in Brazil, China, India and Paraguay are a fundamental part of our business. We have a majority interest in the joint venture entity operating the Miski Mayo mine in Peru that supplies phosphate rock to us. We also have a joint venture investment in MWSPC, which is developing a mine and chemical complexes that we presently expect to produce phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. Volatile economic, political and market conditions in these and other emerging market countries may have a negative impact on our operations, operating results and financial condition. In addition, unfavorable changes in trade protection laws, policies and measures, or governmental actions and policies and other regulatory requirements affecting trade and the pricing and sourcing of our raw materials, may also have a negative impact on our operations, operating results and financial condition.
Natural resource extraction is an important part of the economy in Peru, and, in the past, there have been protests against other natural resource operations in Peru. As of the date of this report, there remain numerous social conflicts that exist within the natural resource sector in Peru and as a result there is potential for active protests against natural resource companies. If the Government of Peru’s proactive efforts to address the social and environmental issues surrounding natural resource activities were not successful, protests could extend to or impact the Miski Mayo mine and adversely affect our interest in the Miski Mayo joint venture or the supply of phosphate rock to us from the mine.
Adverse weather conditions, including the impact of hurricanes, and excess heat, cold, snow, rainfall and drought, have in the past, and may in the future, adversely affect our operations, particularly our Phosphates business, and result in increased costs, decreased production and potential liabilities.
Adverse weather conditions, including the impact of hurricanes and excess heat, cold, snow, rainfall and drought, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana. In addition, a release of process wastewater at our Riverview, Florida facility during a 2004 hurricane resulted in a small civil fine, settlement for an immaterial amount of claims for natural resource damages by governmental agencies and an ongoing private lawsuit.

Additionally, water treatment costs, particularly at our Florida operations, due to high water balances tend to increase significantly following excess rainfall from hurricanes or other adverse weather. Some of our Florida facilities have had or could have high water levels that may require treatment. High water balances in the past at phosphate facilities in Florida also led the Florida Department of Environmental Protection (“FDEP”) to adopt new rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum management systems.
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
We hold numerous governmental environmental, mining and other permits and approvals authorizing operations at each of our facilities. Our ability to continue operations at a facility could be materially affected by a government agency decision to deny or delay issuing a new or renewed permit or approval, to revoke or substantially modify an existing permit or approval or to substantially change conditions applicable to a permit modification, or by legal actions that successfully challenge our permits.
Expanding our operations or extending operations into new areas is also predicated upon securing the necessary environmental or other permits or approvals. We have been engaged in, and over the next several years, we and our subsidiaries will be continuing our, efforts to obtain permits in support of our anticipated Florida mining operations at certain of our properties.
A denial of our permits, the issuance of permits with cost-prohibitive conditions, substantial delays in issuing key permits, or legal actions that prevent us from relying on permits or revocation of permits, could prevent us from mining at certain of our properties and thereby have a material adverse effect on our business, financial condition or results of operations.
For example:

•
In Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance.

•
Delays in receiving a federal wetlands permit impacted the scheduled progression of mining activities for the extension of our South Fort Meade, Florida, phosphate rock mine into Hardee County. As a result, we began to idle a portion of our mining equipment at the mine in the latter part of fiscal 2010. In June 2010, the U.S. Army Corps of Engineers, or Corps, issued the federal wetlands permit. Subsequently, certain non-governmental organizations filed another lawsuit in the United States District Court for the Middle District of Florida, Jacksonville Division, contesting the issuance of this federal wetlands permit, alleging that the Corps’ actions in issuing the permit violated several federal laws relating to the protection of the environment. Preliminary injunctions entered into in connection with this lawsuit resulted in shutdowns or reduced production at our South Fort Meade mine until April 2012. Following a settlement of the lawsuit in February 2012 and court approval, we were able to resume normal production at our South Fort Meade mine.

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
For example:

•
With respect to two facilities we acquired as part of our acquisition of the Florida phosphate assets and assumption of certain related liabilities of CF (the “CF Phosphate Assets Acquisition”), (i) we have funded a trust to meet Florida state regulations governing financial assurance related to the post-closure care of the phosphogypsum stack at our closed Bonnie facility in Florida, and (ii) under the terms of a consent decree with federal and state regulators we currently provide credit support in the form of a surety bond from insurance companies, as a means of financial assurance for closure and post-closure care requirements for the phosphogypsum stack at our Plant City, Florida facility. These financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding could be required in the future if increases in cost estimates exceed the amount held in the trust or face amount of the surety bond, as applicable. In addition, with respect to the Plant City facility, our use of a surety bond may in some cases require that we obtain a discharge of the bond or post collateral at the request of the issuers of the bond. Required collateral may be in many forms including letters of credit or other financial instruments that utilize a portion of our available liquidity. Any of these circumstances could materially adversely affect our business, results of operations or financial condition.

•
As more fully discussed in Note 13 of our Notes to Consolidated Financial Statements, in 2016 under the terms of two consent decrees with federal and state regulators we deposited a total of $630 million into two trust funds to provide additional financial assurance for the estimated costs of closure and post-closure care of most of our other phosphogypsum management systems in Florida (excluding those acquired as part of the CF Phosphate Assets Acquisition) and Louisiana. As required under one of the consent decrees, we have also issued a $50 million letter of credit to further support our financial assurance obligations. We have also agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Compliance with the financial assurance requirements included in these consent decrees satisfies substantially all of our state financial assurance obligations relating to the covered facilities, which were historically satisfied without the need for any expenditure of corporate funds to the extent our financial statements met certain balance sheet and income statement financial strength tests.

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
Among other matters, in recent years there have been a number of initiatives relating to nutrient discharges. New regulatory restrictions from these initiatives could have a material effect on either us or our customers. For example, the Gulf Coast Ecosystem Restoration Task Force, established by executive order of the President and comprised of five Gulf states and eleven federal agencies, delivered a final strategy for long-term ecosystem restoration for the Gulf Coast in 2016. The strategy calls for, among other matters, reduction of the flow of excess nutrients into the Gulf through state nutrient reduction frameworks, new nutrient reduction approaches and reduction of agricultural and urban sources of excess nutrients. Implementation of the strategy will require legislative or regulatory action at the state level. We cannot predict what the requirements of any such legislative or regulatory action could be or whether or how it would affect us or our customers.
In addition, in April 2014, EPA and the Corps jointly issued a proposed rule that would redefine the scope of waters regulated under the federal Clean Water Act.  The final rule (the “Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule until after the legal validity of the regulation is resolved. In early 2017, the United States President issued an Executive Order directing EPA and the Corps to publish a proposed rule rescinding or revising the new rule. In June 2017, EPA and the Corps issued a proposed rule that would rescind the Clean Water Rule and re-codify regulatory text that existed prior to enactment of the Clean Water Rule. In November 2017, EPA issued a rule notice proposing to extend the applicability date of the Clean Water Rule for two years from the date of final action on the proposed rule, to provide continuity and regulatory certainty while agencies proceed to consider potential changes to the Clean Water Rule. We believe the Clean Water Rule, if not rescinded, would expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and potentially restricting our ability to mine certain of our phosphate rock reserves.  These effects could be material.
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
In May 2017, the United States President announced that the United States would withdraw from the Paris Agreement. Under Article 28 of that agreement, the earliest such a withdrawal could be effective is November 2020. In 2015, prior to this announcement, the United States had submitted an NDC aiming to achieve, by 2025, an economy-wide target of reducing greenhouse gas emissions by 26-28% below its 2005 level. The NDC also aims to use best efforts to reduce emissions by 28%. The U.S. target covers all greenhouse gases that were a part of the 2014 Inventory of Greenhouse Gas Emissions and Sinks. While it is unclear whether the U.S. executive administration will proceed to withdraw from the Paris Agreement, various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, EPA or various states and those initiatives already adopted may be used to implement the U.S.’s NDC. Additionally, more stringent laws and regulations may be enacted to accomplish the goals set out in the NDC.
Canada’s intended NDC aims to achieve, by 2030, an economy-wide target of reducing greenhouse gas emissions by 30% below 2005 levels. In late 2016, the federal government announced plans for a comprehensive tax on carbon emissions, under which provinces opting out of the tax would have the option of adopting a cap-and-trade system. In the plans, the federal government also committed to implementing a federal carbon pricing backstop system that will apply in any province or territory that does not have a carbon pricing system in place by 2018. While no tax has formally been proposed, as implementation of the Paris Agreement proceeds, more stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC. In addition, the Province of Saskatchewan, in which our Canadian potash mines are located, has publicly stated that a carbon pricing system will not be implemented in the province and that legal action will be sought against the federal government, if necessary. In December 2017, Saskatchewan announced a comprehensive plan to address climate change that does not include an economy-wide price on carbon but does include a system of tariffs and credits for large emitters. The plan is subject to federal review and approval in late 2018. Our Saskatchewan Potash facilities will continue to work with the Saskatchewan Ministry of Environment and Environment and Climate Change Canada, through participation in industry associations, to determine next steps. We will also continue to monitor developments relating to the anticipated proposed legislation, as well as the potential future effect on our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources.
It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement or any new international agreements, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact our competitive advantage. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.
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
In 2013, we entered into an agreement to form MWSPC, a joint venture to develop a mine and chemical complexes for an estimated $8.0 billion that is expected to produce phosphate fertilizers and other downstream products in the Kingdom of Saudi Arabia. We have a 25% interest in the joint venture and expect our cash investment will be up to $840 million, approximately $770 million of which had been funded as of December 31, 2017. We also expect to provide financial guarantees with respect to our proportionate share of approximately $140 million of certain funding facilities obtained by MWSPC. The success of MWSPC will depend on, among other matters, the completion of development and full commencement of operations of production facilities in the Kingdom of Saudi Arabia, the future success of current plans for completion of the development and for the operation of MWSPC, including the availability and affordability of necessary resources and materials and access to appropriate infrastructure, and any future changes in those plans, as well as the general economic and political stability of the region.
We also hold minority ownership interests in companies that are not controlled by us. We expect that the operations and results of MWSPC will be, and the operations or results of some of the other companies are, significant to us, and their operations can affect our earnings. Because we do not control these companies either at the board or stockholder levels and because local laws in foreign jurisdictions and contractual obligations may place restrictions on monetary distributions by these companies, we cannot ensure that these companies will operate efficiently (or, in the case of MWSPC, in compliance with the terms of any funding facility for which we may provide financial guarantees), pay dividends, or generally follow the desires of our management by virtue of our board or stockholder representation. As a result, these companies may contribute less than anticipated to our earnings and cash flow, negatively impacting our results of operations and liquidity. Additionally, in the case of MWSPC we may be called upon to provide funds to satisfy MWSPC’s debt obligations to the extent we provide financial guarantees in connection with its funding facilities.
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

Additionally, we have agreed under our long-term CF Ammonia Supply Agreement to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032, at a price to be determined by a formula based on the prevailing price of U.S. natural gas. We are obligated to provide for transportation of the ammonia under the agreement, and if we fail to take the required minimum annual amount, CF may elect to require us to make payment of liquidated damages or terminate the agreement. Payment of significant liquidated damages or an election by CF to terminate the agreement could adversely affect our business.
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
We may fail to fully realize the anticipated benefits and synergies of our acquisition (the “Acquisition”) of the global phosphate and potash operations of Vale S.A. (“Vale”) conducted through Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A.).
The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies. Our ability to realize these anticipated benefits and synergies is subject to certain risks including:

•	our ability to successfully integrate Mosaic Fertilizantes and to eliminate duplicative overhead and other costs;

•	whether the combined operations will perform as expected;

•	whether the integration of Mosaic Fertilizantes takes longer than anticipated or involves higher than projected integration costs;

•	whether the integration process disrupts our on-going operations or diverts the attention of our management from our current operations;

•	whether we have underestimated the liabilities and obligations we are assuming in the Acquisition; and

•	political and economic instability in Brazil or changes in government regulation or policy in Brazil.
If we are not able to successfully integrate the acquired business within the anticipated time frame, or at all, the anticipated benefits and synergies of the Acquisition may not be realized fully or at all or may take longer to realize than expected, and the combined operations may not perform as expected.
The success of our other strategic initiatives depends on our ability to effectively manage these initiatives, and to successfully integrate and grow acquired businesses.
In addition to the Acquisition, we have other significant ongoing strategic initiatives, including, principally our plans to expand the annual production capacity of our Potash business and MWSPC. These strategic initiatives involve capital and other expenditures of several billions of dollars over a number of years and require effective project management and, in the case of strategic acquisitions, successful integration. To the extent the processes we (or, for the MWSPC, we together with our joint venture partners) put in place to manage these initiatives or integrate and grow acquired businesses are not effective, our capital expenditure and other costs may exceed our expectations or the benefits we expect from these initiatives might not be fully realized.
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
Item 3. Legal Proceedings.
We have included information about legal and environmental proceedings in Note 21 of our Notes to Consolidated Financial Statements. That information is incorporated herein by reference.
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
The principal stock exchange on which our common stock is traded is The New York Stock Exchange.
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	4,900,272	$49.20	35,514,673
Equity compensation plans not approved by stockholders	—	—	—
Total	4,900,272	$49.20	35,514,673
______________________________

(a)
Includes grants of stock options, time-based restricted stock units, and total shareholder return (“TSR”) and return on invested capital (“ROIC”) performance units. For purposes of the table above, the number of shares to be issued under a performance unit award reflects the maximum number of shares of our common stock that may be issued pursuant to such performance award. The actual number of shares to be issued under a TSR performance unit award will depend on the change in the market price of our common stock over a three-year vesting period, with no shares issued if the market price of a share of our common stock at the vesting date plus dividends thereon is less than 50% of its market price on the date of grant and the maximum number issued only if the market price of a share of our common stock at the vesting date plus dividends thereon is at least twice its market price on the date of grant. The actual number of shares to be issued under an ROIC performance unit award will depend on the cumulative spread between our ROIC and our weighted-average cost of capital over a three-year period.

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

On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date. During the quarter ended December 31, 2017, no repurchases were made under this program. At December 31, 2017, we had approximately $850 million of repurchase authorization remaining under the program.
Item 6. Selected Financial Data.
We have included selected financial data for calendar years 2017, 2016, 2015 and 2014, the seven-month transition period ended December 31, 2013, and the twelve months ended May 31, 2013 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.
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

(c)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated any change in internal control over financial reporting that occurred during the quarter ended December 31, 2017 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2018 annual meeting of stockholders and the information contained under “Executive Officers of the Registrant” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2018 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2018 annual meeting of stockholders is incorporated herein by reference. The table set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2018 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2018 annual meeting of stockholders is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)
Consolidated Financial Statements filed as part of this report are listed in the Financial Table of Contents included in this report and incorporated by reference in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”

	(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are listed in this report in Part II, Item 8, “Financial Statements and Supplementary Data.”
	(3)	Reference is made to the Exhibit Index in (b) below.
(b)	Exhibits
Exhibit No.		Description	Incorporated Herein by Reference to	Filed with Electronic Submission
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

Exhibit 2.1 to Mosaic’s Current Report on Form 8-K dated October 22, 2004, and filed on October 28, 2004(2)

2.ii		Stock Purchase Agreement dated as of December 19, 2016, among Mosaic, Vale S.A. and Vale Fertilizer Netherlands B.V. (1)	Exhibit 2.1 to Mosaic’s Current Report on Form 8-K dated and filed on December 19, 2016(2)

2.ii.a		Letter Agreement, dated as of December 28, 2017, by and among Mosaic, Vale S.A. and Vale Fertilizer Netherlands B.V.(1)	Exhibit 2.1 to Mosaic’s Current Report on Form 8-K dated December 28, 2017 and filed on January 2, 2018(2)

2.ii.b		Investor Agreement by and among Mosaic, Vale Fertilizer Netherlands B.V. and Vale S.A.(1)	Exhibit 2.3 to Mosaic’s Current Report on Form 8-K dated January 8, 2018 and filed on January 9, 2018(2)

3.i.		Restated Certificate of Incorporation of Mosaic, effective May 19, 2016	Exhibit 3.i to Mosaic’s Current Report on Form 8-K dated May 19, 2016 and filed on May 23, 2016(2)

3.ii.		Amended and Restated Bylaws of Mosaic, effective May 19, 2016	Exhibit 3.ii to Mosaic’s Current Report on Form 8-K dated May 19, 2016 and filed on May 23, 2016(2)

4.i
Second Amended and Restated Credit Agreement dated as of November 18, 2016, among Mosaic, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as syndication agent, and the lenders party thereto
Exhibit 4.i to Mosaic’s Current Report on Form 8-K dated November 18, 2016 and filed on November 21, 2016(2)

4.ii.		Indenture dated as of October 24, 2011, between Mosaic and U.S. Bank National Association, as trustee	Exhibit 4.1 to Mosaic’s Current Report on Form 8-K dated October 24, 2011 and filed on October 24, 2011(2)

4.iii.
Registrant hereby agrees to furnish to the Commission, upon request, all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.ii.a	Time Charter dated as of October 24, 2017 between Tampa Port Services, LLC and Savage Harvest Operations, LLC	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated October 24, 2017 and filed on October 30, 2017

10.ii.b	Guaranty dated as of October 24, 2017 by The Mosaic Company	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K dated October 24, 2017 and filed on October 30, 2017

10.iii.a.(3)	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to Mosaic’s Proxy Statement dated August 25, 2009(2)

10.iii.a.1(3)	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.a.2(3)	Form of Employee Non-Qualified Stock Option under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2008(2)

10.iii.a.3(3)	Form of Employee Nonqualified Stock Option under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2011(2)

10.iii.b(3)	Description of Mosaic Management Incentive Program		X

10.iii.c.1(3)	Form of Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended November 30, 2008(2)

10.iii.c.2(3)	Form of Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.c.3(3)	Mosaic LTI Deferral Plan	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2015 and filed on March 11, 2015(2)

10.iii.c.4(3)	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017	Exhibit 10.iii.c.4 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.d.1(3)	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2017	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.d.2(3)	Form of letter dated June 30, 2017 to executive officers regarding Senior Management Severance and Change in Control Agreements	Exhibit 10.iii.d.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2017(2)
10.iii.d.3(3)	Form of expatriate agreement dated May 4, 2012 between Mosaic and an executive officer	Exhibit 10.iii.d.3 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016(2)

10.iii.d.4(3)	Form of expatriate agreement dated May 18, 2017 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017(2)

10.iii.e.1(3)	Form of Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2012(2)

10.iii.e.2(3)	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to Mosaic’s Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013(2)

10.iii.f.(3)	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to Mosaic’s Current Report on Form 8-K dated October 8, 2008, and filed on October 14, 2008(2)

10.iii.g.(3)	Summary of Board of Director Compensation of Mosaic	Exhibit 10.iii.g to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016(2)

10.iii.h.(3)	Description of Executive Physical Program	Fourth Paragraph of Item 1.01 of Mosaic’s Current Report on Form 8-K dated May 26, 2005, and filed on June 1, 2005(2)

10.iii.i.(3)	Summary of executive life and disability plans	The material under “Compensation Discussion and Analysis—Elements of Compensation—Executive Life and Disability Plans” in Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.j.(3)	Description of Executive Financial Planning Program	Exhibit 10.iii.j to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016(2)

10.iii.k.(3)	The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”)	Appendix B to Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.k.1(3)	Form of Non-Qualified Stock Option under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.2(3)	Form of Non-Qualified Stock Option under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.3(3)	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.4(3)	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.e. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.5(3)	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.c. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.6(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.d. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.7(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.8(3)	Form of Executive ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.e. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.9(3)	Form of Employee ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.d. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.10(3)	Form of Executive ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.c. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.11(3)	Form of Director Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved May 14, 2015	Exhibit 10.iii.ii. to Mosaic’s Annual Report on Form 10-K for the year ended December 31, 2015(2)

10.iii.k.12(3)	Form of Director Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved May 19, 2016	Exhibit 10.iii.kk to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

10.iii.k.13(3)	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017	Exhibit 10.iii.k.1 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.k.14(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017	Exhibit 10.iii.k.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.k.15(3)	Form of Retention Award Agreement under the 2014 Incentive Plan, approved May 17, 2017	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017(2)

10.iv.a
Form of Equity Support, Subordination and Retention Agreement dated June 30, 2014 by Mosaic, Saudi Arabian Mining Company, Saudi Basic Industries Corporation, Mizuho Corporate Bank, Ltd., as Intercreditor Agent for certain Finance Parties, and Riyad Bank, London Branch, as Offshore Security Trustee and Agent for certain secured parties
Exhibit 10.i. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2014(2)

10.iv.b
Form of Amendment and Restatement Agreement relating to an Equity Support, Subordination and Retention Agreement dated January 3, 2017 by Mosaic, Mosaic Phosphates, B.V., Saudi Arabian Mining Company, Saudi Basic Industries Corporation, Ma’aden Wa’ad Al Shamal Phosphate Company, Mizuho Bank, Ltd., as Intercreditor Agent for certain Finance Parties, and Riyad Bank, London Branch, as Offshore Security Trustee and Agent for certain secured parties
Exhibit 10.iv.b to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016(2)

10.v.a	Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company(4)	Exhibit 10.1. to Mosaic’s Current Report on Form 8-K dated September 30, 2015 and filed on October 6, 2015(2)

10.v.b
Description of Modifications to Consent Decree dated September 30, 2015 among the United States of America, the Florida Department of Environmental Protection, Mosaic Fertilizer, LLC and The Mosaic Company, filed as Exhibit 10.1 to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015
Exhibit 10.v.i to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

10.v.c	Consent Decree dated September 30, 2015 among the United States of America, the Louisiana Department of Environmental Quality, Mosaic Fertilizer, LLC and The Mosaic Company(4)	Exhibit 10.2. to Mosaic’s Current Report on Form 8-K dated September 30, 2015 and filed on October 6, 2015(2)

10.v.d
Description of Modifications to Consent Decree dated September 30, 2015 among the United States of America, the Louisiana Department of Environmental Quality, Mosaic Fertilizer, LLC and The Mosaic Company, filed as Exhibit 10.2 to the Current Report on Form 8-K of Mosaic dated September 30, 2015 and filed on October 6, 2015
Exhibit 10.v.ii to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

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

*********************************************

(1)	Mosaic agrees to furnish supplementally to the Commission a copy of any omitted schedules and exhibits to the extent required by rules of the Commission upon request.
(2)	SEC File No. 001-32327
(3)	Denotes management contract or compensatory plan.
(4)
Confidential information has been omitted from this Exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.
None.

*********************************************
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOSAIC COMPANY
(Registrant)

/s/ James “Joc” C. O’Rourke
James “Joc” C. O’Rourke
Chief Executive Officer and President
Date: February 20, 2018

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James “Joc” C. O’Rourke	Chief Executive Officer and President and Director (principal executive officer)	February 20, 2018
James “Joc” C. O’Rourke

/s/ Anthony T. Brausen	Senior Vice President—Finance and interim Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2018
Anthony T. Brausen

*	Chairman of the Board of Directors	February 20, 2018
Robert L. Lumpkins

*	Director	February 20, 2018
Nancy E. Cooper

*	Director	February 20, 2018
Gregory L. Ebel

*	Director	February 20, 2018
Timothy S. Gitzel

*	Director	February 20, 2018
Denise C. Johnson

*	Director	February 20, 2018
Emery N. Koenig

*	Director	February 20, 2018
William T. Monahan

*	Director	February 20, 2018
James L. Popowich

*	Director	February 20, 2018
David T. Seaton

*	Director	February 20, 2018
Steven M. Seibert

*	Director	February 20, 2018
Kelvin R. Westbrook

*By:

/s/ Mark J. Isaacson
Mark J. Isaacson Attorney-in-Fact

S-2

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
At December 31, 2017, prior to completion of the Acquisition described below, we were organized into the following business segments:
Our Phosphates business segment includes mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Additionally, the Phosphates segment has a 35% economic interest in a joint venture that owns a phosphate rock mine (the “Miski Mayo Mine”) in Peru and a 25% interest in Ma’aden Wa’ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia for which we will market approximately 25% of the production.
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
Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and our legacy Argentina and Chile results are included within Corporate, Eliminations and Other.
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A., which we also refer to as Mosaic Fertilizantes). The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital and indebtedness balances of Mosaic Fertilizantes, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share. The cash portion of the purchase price is subject to adjustment following the final determination of actual balances that were estimated at the time of closing. The assets we acquired include five Brazilian phosphate rock mines; four chemical plants; a potash mine in Brazil; an additional 40% economic interest in the Miski Mayo Mine, which increased our aggregate interest to 75%; and a potash project in Kronau, Saskatchewan.
Following completion of the Acquisition, we expect to realign our reporting segments to reflect the changes in our operations as our business in Brazil will no longer be strictly a distribution business. Our new segment will be called Mosaic Fertilizantes and will include the operations of Brazil and Paraguay. The results of the Miski Mayo Mine will be consolidated in our Phosphates segment. The results of our existing India and China distribution businesses will be reflected with Corporate and Other. These changes will be effective in the first quarter of 2018.

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
World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and production costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on the supply and demand balance for ammonia. We purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through a long-term ammonia supply agreement (the “CF Ammonia Supply Agreement”) with an affiliate of CF Industries, Inc. (“CF”) or produced internally at our Faustina, Louisiana location. The CF Ammonia Supply Agreement provides for U.S. natural gas-based pricing that is intended to lessen pricing volatility. We entered into the agreement in late 2013, and we began purchasing under it in the second half of 2017. If the price of natural gas rises or the market price for ammonia falls outside of the range anticipated at execution of the agreement, we may not realize a cost benefit from the natural gas based pricing over the term of the agreement, or the cost of our ammonia under the agreement could be a competitive disadvantage. Based on the prevailing market prices of natural gas and ammonia as of the date of this report, the difference between what we would pay under the agreement versus what we would pay for ammonia on the spot market is not material. However, we continue to expect that the agreement will provide us a competitive advantage over its term, including by providing a reliable long-term ammonia supply.
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
In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations
The following table shows the results of operations for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,			2017-2016		2016-2015
(in millions, except per share data)	2017	2016	2015	Change	Percent	Change	Percent
Net sales	$7,409.4	$7,162.8	$8,895.3	$246.6	3%	$(1,732.5)	(19)%
Cost of goods sold	6,566.6	6,352.8	7,177.4	213.8	3%	(824.6)	(11)%
Gross margin	842.8	810.0	1,717.9	32.8	4%	(907.9)	(53)%
Gross margin percentage	11.4%	11.3%	19.3%
Selling, general and administrative expenses	301.3	304.2	361.2	(2.9)	(1)%	(57.0)	(16)%
Other operating expenses	75.8	186.8	77.9	(111.0)	(59)%	108.9	140%
Operating earnings	465.7	319.0	1,278.8	146.7	46%	(959.8)	(75)%
Interest expense, net	(138.1)	(112.4)	(97.8)	(25.7)	23%	(14.6)	15%
Foreign currency transaction gain (loss)	49.9	40.1	(60.5)	9.8	24%	100.6	(166)%
Other expense	(3.5)	(4.3)	(17.2)	0.8	(19)%	12.9	(75)%
Earnings from consolidated companies before income taxes	374.0	242.4	1,103.3	131.6	54%	(860.9)	(78)%
Provision for (benefit from) income taxes	494.9	(74.2)	99.1	569.1	NM	(173.3)	(175)%
(Loss) earnings from consolidated companies	(120.9)	316.6	1,004.2	(437.5)	(138)%	(687.6)	(68)%
Equity in net earnings (loss) of nonconsolidated companies	16.7	(15.4)	(2.4)	32.1	NM	(13.0)	NM
Net (loss) earnings including noncontrolling interests	(104.2)	301.2	1,001.8	(405.4)	(135)%	(700.6)	(70)%
Less: Net earnings attributable to noncontrolling interests	3.0	3.4	1.4	(0.4)	(12)%	2.0	143%
Net (loss) earnings attributable to Mosaic	$(107.2)	$297.8	$1,000.4	$(405.0)	(136)%	$(702.6)	(70)%
Diluted net (loss) earnings per share attributable to Mosaic	$(0.31)	$0.85	$2.78	$(1.16)	(136)%	$(1.93)	(69)%
Diluted weighted average number of shares outstanding	350.9	351.7	360.3

Overview of the Years ended December 31, 2017, 2016, and 2015
Net earnings (loss) attributable to Mosaic for the year ended December 31, 2017 was $(107.2) million, or $(0.31) per diluted share, compared to 2016 net earnings of $297.8 million, or $0.85 per diluted share, and $1.0 billion, or $2.78 per diluted share for 2015. Current year results include a discrete income tax expense of $451 million, or ($1.30) per diluted share primarily related to enactment of the U.S. Tax Cuts and Jobs Act. Net earnings also includes a net impact to royalties and Canadian resource tax expense of $25 million after tax, or ($0.07) per diluted share, related to the expected resolution of a royalty matter with the government of Saskatchewan to settle disputed Canadian potash royalties for prior years and related royalty and tax impacts and charges of $33 million in other operating expenses, or $(0.11) per diluted share, related to items that are further discussed in the Other Income Statement Items section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, we recorded a pre-tax gain of $49 million, or $0.15 per diluted share, related to foreign currency transaction gains, the effect of which was partially offset by unrealized mark-to-market losses on derivatives of $13 million, or ($0.03) per diluted share in 2017.
Net earnings for 2016 included discrete income tax benefits of $54 million, or $0.16 per diluted share. Our 2016 results include $135 million in other operating expenses, or $(0.40) per diluted share, related to items which are further discussed in the Other Income Statement Items section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Reflected in our 2016 results is the write-off of a capital project at one of our equity investments, of which our share was approximately $24 million, or $16 million after tax and $(0.05) per diluted share. In addition, we recorded $111 million, or $0.24 per diluted share, related to a foreign currency transaction gain and unrealized mark-to-market gains on derivatives in 2016. Our income tax rate was lower in 2016 compared to 2015 because our deductions are relatively fixed in dollars, while our profitability has been reduced.
Net earnings for 2015 included discrete income tax benefits of $47 million or $0.13 per diluted share. In addition, we recorded a foreign currency transaction loss of $61 million, or $(0.15) per diluted share, and unrealized mark-to-market losses on derivatives of $32 million, or $(0.08) per diluted share, in 2015.
Additional significant factors that affected our results of operations and financial condition in 2017, 2016 and 2015 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2017
Operating earnings for the year ended December 31, 2017 were favorably impacted by higher potash production levels and an increase in potash sales volumes in the current year. Higher potash sales volumes, particularly export sales volumes, favorably impacted net sales and operating results in the current year compared to the prior year. In July 2016, we temporarily idled our Colonsay, Saskatchewan potash mine for the remainder of 2016 in light of reduced customer demand. We did not have a shut-down of similar length in the current year. In 2016, export sales volumes were low due to the delay in settlement of the China potash contract, which negatively impacted customer sentiment, affecting the timing of sales to other major markets. A similar delay in 2017 did not have a major impact on these markets. We also saw an increase in domestic sales volumes in the fourth quarter of 2017 due to a strong winter fill program and improved customer sentiment.
Phosphate operating earnings for the year ended December 31, 2017 were favorably impacted by the $52.1 million gain on our sale of approximately 1,500 acres of vacant and undesignated real property near our Faustina facility in Louisiana. Partially offsetting this was the impact of a decline in the average selling price of feed products in the current year compared to the prior year. Selling prices for these products were unfavorably impacted by increased competitor shipments into North America. The negative impact from lower selling prices was partially offset by lower raw material costs used in production in the current year compared to the prior year. Phosphate sales volumes were lower for the year ended December 31, 2017 compared to 2016. A significant portion of the decrease was a result of the impacts of Hurricane Irma, which occurred in the third quarter of 2017.
In the fourth quarter of 2017, average selling prices for phosphates and potash began to increase due to a change in sentiment that helped drive higher demand. These increases have continued in to 2018.

Other highlights in 2017:
During 2017, we took the following steps toward achieving our strategic priorities:

•	Grow our production of essential crop nutrients and operate with increasing efficiency

•
On December 19, 2016, we entered into an agreement to acquire Vale S.A.’s global phosphate and potash operations conducted through Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A., which we also refer to as Mosaic Fertilizantes). On December 28, 2017, the agreement was amended, among other things, to reduce both the cash portion of the purchase price and the number of shares to be issued. We completed the Acquisition on January 8, 2018. The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments estimated at the time of closing), which may be adjusted following closing to reflect actual balances at the time of closing, and 34,176,574 shares of Mosaic common stock. This transaction increased our annual finished phosphates production capacity by over four million tonnes and our annual finished potash production capacity by approximately 500,000 tonnes, bringing our total annual finished phosphate and potash production capacities to 16.1 million tonnes and 10.4 million tonnes, respectively. The assets we acquired include five Brazilian phosphate rock mines; four chemical plants; a potash mine in Brazil; an additional 40% economic interest in the Miski Mayo Mine, which increased our aggregate interest to 75%; and a potash project in Kronau, Saskatchewan.

•
During 2017, we made equity contributions of $62.5 million to MWSPC, our joint venture with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. MWSPC commenced ammonia operations in late 2016 and pre-commissioning production of finished phosphate products began in 2017. Our cash investment at December 31, 2017 and as of the date of this report, is approximately $770 million. We currently estimate that our total cash investment in MWSPC, including the amount we have invested to date, will approximate $840 million. We are contractually obligated to make future cash contributions of approximately $70 million. We estimate the total cost to develop and construct the integrated phosphate production facilities to be approximately $8.0 billion of which approximately $7.0 billion has been spent. We expect the remaining amount to be funded through external debt facilities, income from ammonia operations and remaining investments by the joint venture members.

•
We continued the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine and began to mine a limited amount of potash ore in 2017. Following ramp-up, we expect this expansion to add an estimated 0.9 million tonnes to our existing potash operational capacity. Once completed, this will provide us the opportunity to mitigate future brine inflow management costs and risk.

•	Expand our reach and impact by continuously strengthening our distribution network

•	We had record sales volumes of 7.4 million tonnes in our International Distribution segment in 2017.

•	Focus on optimizing our asset portfolio and achieving our long-term balance sheet targets

•	We continued to execute against our cost saving initiatives in ways that are positively impacting financial results:

◦	We are on track to achieve our goal of reaching $500 million in cost savings by the end of 2018. We are approximately 85% of the way toward meeting this goal.

◦	In 2016, we also targeted an additional $75 million in savings in our support functions, and realized that goal in 2017.

◦	We are managing our capital through the reduction, deferral or elimination of certain capital spending. Capital expenditures in 2017 were the lowest in over five years.

◦
On October 30, 2017, we announced the temporary idling of our Plant City, Florida phosphate manufacturing facility for at least one year and restructured our Phosphates operations. We have recorded pre-tax charges of $20 million in 2017 related to the temporary idling of this facility and the restructuring. We expect that these actions will reduce market disruption from new capacity additions, including MWSPC. We also expect to see higher phosphate margins and lower capital requirements for the Company by reducing production at a relatively higher-cost facility.

•	On October 31, 2017, our board of directors approved a reduction in our annual dividend from $0.60 per share to $0.10 per share, effective with the dividend paid on December 21, 2017.

•
On November 13, 2017, we completed a $1.25 billion public debt offering consisting of $550 million aggregate principal amount of 3.250% senior notes due 2022 and $700 million aggregate principal amount of 4.050% senior notes due 2027. Proceeds from this offering were used to fund the $1.08 billion cash portion of the purchase price of the Acquisition paid at closing. The remainder was used to pay transaction costs and expenses and to fund a portion of the $200 million that we prepaid against our outstanding term loan in January 2018.

Year ended December 31, 2016
Operating earnings for the year ended December 31, 2016 were unfavorably impacted by significantly lower average selling prices for phosphates and potash, partially offset by lower phosphates raw material costs and higher phosphates sales volumes.
Our net sales and operating results for the year ended December 31, 2016 were negatively impacted by a decline in phosphates average selling prices compared to the prior year. Phosphates average selling prices were unfavorably impacted by cautious purchasing behavior in the first half of 2016, driven by aggressive pricing by global producers and lower grain and oilseed prices. Selling prices were also influenced by lower raw material prices driven by global supply and demand of sulfur and ammonia. In the second half of 2016, sales volumes increased due to low phosphate pipeline inventory levels and concerns about tightness in product availability. A significant portion of the increase in our sales volumes was from sales of MicroEssentials® in North America and Brazil.
Lower potash average selling prices unfavorably impacted net sales and operating results in 2016 compared to the prior year. In 2016, potash average selling prices were negatively impacted by the global competitive environment, driven by a strengthening of the U.S. dollar versus significantly devalued local currencies of other producers. Potash prices were also influenced by lower global grain and oilseed prices. Delays in settlement of the Chinese potash contract and high inventory levels early in 2016 also added downward pressure to potash selling prices during the first half of 2016.
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
In 2015, lower Potash sales volumes were primarily driven by lower sales volumes in North America as a result of excess supply and lower demand due to cautious customers’ purchasing behavior. In the first half of 2015, there were increased imports into North America as foreign currency fluctuations allowed foreign competitors the ability to more economically ship product into North America. In the second half of the year, customers delayed purchases as a result of cautious purchasing behavior, when compared to the prior year.
Phosphates average selling prices started 2015 higher than the prior year due in part to the reduction in supply from the closure of certain phosphate U.S. production facilities owned by our competitors. However, in the second half of 2015, phosphates average selling prices started to decline below the prior year’s level, primarily due to lower raw material costs and lower commodity prices in 2015.

Phosphates Net Sales and Gross Margin
The following table summarizes Phosphates net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,			2017-2016		2016-2015
(in millions, except price per tonne or unit)	2017	2016	2015	Change	Percent	Change	Percent
Net sales:
North America	$2,061.7	$2,133.2	$2,766.4	$(71.5)	(3.4)%	$(633.2)	(22.9)%
International	1,527.5	1,577.7	1,853.8	(50.2)	(3.2)%	(276.1)	(14.9)%
Total	3,589.2	3,710.9	4,620.2	(121.7)	(3.3)%	(909.3)	(19.7)%
Cost of goods sold	3,257.0	3,361.1	3,783.1	(104.1)	(3.1)%	(422.0)	(11.2)%
Gross margin	$332.2	$349.8	$837.1	$(17.6)	(5.0)%	$(487.3)	(58.2)%
Gross margin as a percentage of net sales	9.3%	9.4%	18.1%
Sales volume (in thousands of metric tonnes)
Crop Nutrients
North America - DAP/MAP (a)	3,370	3,590	3,604	(220)	(6.1)%	(14)	(0.4)%
International - DAP/MAP (a)(b)	2,969	3,255	3,392	(286)	(8.8)%	(137)	(4.0)%
MicroEssentials® (b)	2,698	2,300	1,782	398	17.3%	518	29.1%
Feed and Other (b)	423	535	567	(112)	(20.9)%	(32)	(5.6)%
Total Phosphates Segment Tonnes	9,460	9,680	9,345	(220)	(2.3)%	335	3.6%
Average selling price per tonne:
DAP (FOB plant)	$335	$335	$443	$—	—%	$(108)	(24.4)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$312	$307	$439	$5	1.6%	$(132)	(30.1)%
Sulfur (long ton)	$91	$105	$151	$(14)	(13.3)%	$(46)	(30.5)%
Blended rock (metric tonne)	$59	$61	$61	$(2)	(3.3)%	$—	—%

Production volume (in thousands of metric tonnes)	9,425	9,520	9,462	(95)	(1.0)%	58	0.6%
______________________________

(a)	Excludes MicroEssentials®.

(b)	Includes sales volumes to our International Distribution Segment.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
The Phosphates segment’s net sales were $3.6 billion for the year ended December 31, 2017 compared to $3.7 billion for the same period a year ago. The decrease in net sales was due to lower average selling prices and lower sales volumes, which each had a negative impact on net sales of approximately $60 million compared to the prior year.
Our average DAP selling price of $335 per tonne for the year ended December 31, 2017 was unchanged from the same period in the prior year. The negative impact on net sales related to selling price was primarily attributable to a decline in the selling price of feed products which were impacted by increased competition in the current year, as well as a shift in the product mix of MAP and MicroEssentials® products.
The Phosphates segment’s sales volumes decreased to 9.5 million tonnes for the year ended December 31, 2017, compared to 9.7 million tonnes in 2016. The decrease in sales volumes in the current year was due to a decrease in feed volumes, which were negatively impacted by increased competition from lower priced competitors in the market and lost sales volumes related to impacts from Hurricane Irma.

Gross margin for the Phosphates segment decreased to $332.2 million in the current year compared with $349.8 million for the prior year. Lower average selling prices and lower sales volumes resulted in decreases to gross margin of approximately $60 million and $10 million, respectively. This was offset by approximately $70 million related to lower raw material costs. Gross margin was negatively impacted by approximately $40 million related to planned and unplanned downtime at our Faustina, Louisiana ammonia facility, mostly in the second quarter of 2017. As a result of these factors, gross margin as a percentage of net sales decreased slightly to 9.3% for the year ended December 31, 2017 from 9.4% in 2016.
The average consumed price for ammonia for our North American operations increased to $312 per tonne in 2017 from $307 a year ago. The average consumed price for sulfur for our North American operations decreased to $91 per long ton for the year ended December 31, 2017 from $105 in the same period a year ago. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock decreased to $59 per tonne in the current year from $61 a year ago. The percentage of phosphate rock purchased from our Miski Mayo Mine included in cost of goods sold in our North American operations was 9% for the years ended December 31, 2017 and 2016.
The Phosphates segment’s production of crop nutrient dry concentrates and animal feed ingredients was 9.4 million tonnes for the year ended December 31, 2017 and 9.5 million tonnes for the year ended December 31, 2016, resulting in an operating rate of 81% for processed phosphate production for both years. On December 10, 2017, we temporarily idled our Plant City, Florida phosphate manufacturing facility which will be idled for at least one year.
Our phosphate rock production was 15.0 million tonnes in the current year compared with 14.2 million tonnes in the same period a year ago. We generally manage our rock production consistent with our long term mine plans.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
The Phosphates segment’s net sales were $3.7 billion for the year ended December 31, 2016 compared to $4.6 billion for the prior year. Significantly lower average selling prices had a negative impact on net sales of approximately $1.0 billion, which was partially offset by the favorable impact of higher sales volumes of approximately $100 million.
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
Gross margin for the Phosphates segment decreased to $349.8 million for the year ended December 31, 2016, compared with $837.1 million for the prior year. Lower average selling prices resulted in a decrease to gross margin of approximately $1.0 billion. This was partially offset by approximately $30 million related to favorable sales volumes and lower raw material costs of approximately $400 million. Lower plant spending and the timing of turnarounds also had a favorable impact of approximately $50 million in the current year period. As a result of these factors, gross margin as a percentage of net sales decreased to 9.4% for the year ended December 31, 2016 compared to 18.1% for the same period of 2015.
The average consumed price for ammonia for our North American operations decreased to $307 per tonne in 2016 from $439 in 2015. The average consumed price for sulfur for our North American operations decreased to $105 per long ton for the year ended December 31, 2016 from $151 in the same period of 2015. The purchase price of these raw materials is driven by global supply and demand. The average consumed cost of purchased and produced rock was $61 per tonne in 2016 and 2015. The percentage of phosphate rock purchased from our Miski Mayo Mine included in cost of goods sold in our North American operations was 9% for 2016 compared to 7% for 2015.
The Phosphates segment’s production of crop nutrient dry concentrates and animal feed ingredients was 9.5 million tonnes for the years ended December 31, 2016 and 2015, resulting in an operating rate of 81% for processed phosphate production for both years.
Our phosphate rock production was 14.2 million tonnes in 2016 compared with 14.5 million tonnes in 2015.

Potash Net Sales and Gross Margin
The following table summarizes Potash net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,			2017-2016		2016-2015
(in millions, except price per tonne or unit)	2017	2016	2015	Change	Percent	Change	Percent
Net sales:
North America	$1,097.3	$1,024.3	$1,337.9	$73.0	7.1%	$(313.6)	(23.4)%
International	755.3	661.4	1,109.1	93.9	14.2%	(447.7)	(40.4)%
Total	1,852.6	1,685.7	2,447.0	166.9	9.9%	(761.3)	(31.1)%
Cost of goods sold	1,461.0	1,429.1	1,658.7	31.9	2.2%	(229.6)	(13.8)%
Gross margin	391.6	256.6	788.3	135.0	52.6%	(531.7)	(67.4)%
Gross margin as a percentage of net sales	21.1%	15.2%	32.2%
Canadian resource taxes (CRT)	70.1	101.1	248.0	(31.0)	(30.7)%	(146.9)	(59.2)%
Gross margin (excluding CRT)(a)	$461.7	$357.7	$1,036.3	$104.0	29.1%	$(678.6)	(65.5)%
Gross margin (excluding CRT) as a percentage of net sales(a)	24.9%	21.2%	42.3%
Sales volume (in thousands of metric tonnes)
Crop Nutrients:
North America	3,436	3,231	2,431	205	6.3%	800	32.9%
International(b)	4,558	3,993	4,824	565	14.1%	(831)	(17.2)%
Total	7,994	7,224	7,255	770	10.7%	(31)	(0.4)%
Non-agricultural	607	554	671	53	9.6%	(117)	(17.4)%
Total Potash Segment Tonnes	8,601	7,778	7,926	823	10.6%	(148)	(1.9)%
Average selling price per tonne (FOB plant):
MOP - North America(c)	$198	$174	$313	$24	13.8%	$(139)	(44.4)%
MOP - International	162	158	239	4	2.5%	(81)	(33.9)%
MOP - Average(d)	181	176	273	5	2.8%	(97)	(35.5)%

Production volume (in thousands of metric tonnes)	8,650	7,596	8,410	1,054	13.9%	(814)	(9.7)%
______________________________

(a)
Gross margin (excluding CRT), a non-GAAP measure, is calculated as GAAP gross margin less Canadian resource taxes (“CRT”). Gross margin (excluding CRT) as a percentage of net sales is calculated as GAAP gross margin less CRT, divided by net sales. Gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of net sales provide measures that we believe enhance the reader’s ability to compare our GAAP gross margin with that of other companies that incur CRT expense and classify it in a manner differently than we do in their statements of earnings. Because securities analysts, investors, lenders and others use gross margin, our management believes that our presentation of gross margin (excluding CRT) and gross margin (excluding CRT) as a percentage of sales for our Potash segment affords them greater transparency in assessing our financial performance against competitors’ gross margin (excluding CRT). A reconciliation of the GAAP and non-GAAP measures is found on page F-18.

(b)	Includes sales volumes to our International Distribution segment.

(c)	This price excludes industrial and feed selling prices which are typically at a lag due to the nature of the contracts.

(d)	This price includes industrial and feed sales.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
The Potash segment’s net sales increased to $1.9 billion for the year ended December 31, 2017, compared to $1.7 billion in the same period a year ago. The increase was primarily due to higher sales volumes that resulted in an increase in net sales of approximately $180 million.

Our average MOP selling price was $181 per tonne for the year ended December 31, 2017, an increase of $5 per tonne compared with the same period a year ago, due to improved market conditions in the current year. The benefit from the increase in our average MOP selling price was more than offset by a decrease in our average K-Mag sales price, due to increased competition in this area.
The Potash segment’s sales volumes increased to 8.6 million tonnes for the year ended December 31, 2017, compared to 7.8 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $391.6 million in the current year, from $256.6 million in the prior year period. Gross margin was positively impacted by approximately $40 million related to higher sales volumes, partially offset by a decrease of approximately $10 million driven by a decrease in our average K-Mag sales price as discussed above. Gross margin was also favorably impacted by approximately $120 million due to the effects of operating more efficiently at higher levels of production, partially offset by an increase of approximately $50 million related to royalty expense, as described below. These and other factors affecting gross margin and costs are further discussed below. As a result of all of these factors, gross margin as a percentage of net sales increased to 21.1% for the year ended December 31, 2017, compared to 15.2% for the same period a year ago.
We had expense of $70.1 million from Canadian resource taxes for the year ended December 31, 2017, compared to $101.1 million in the prior year period. Royalty expense increased to $71.9 million for the year ended December 31, 2017, compared to $20.5 million in the prior year period. The increase in royalty expense for the current year was related to the resolution of a royalty matter with the government of Saskatchewan to settle disputed Canadian potash royalties for prior years. This had a favorable impact on Canadian resource taxes for the current year period. Canadian resource taxes were also lower in the current year period due to a shift in the mix of production by mine.
We incurred $151.3 million in expenses, including depreciation on brine assets, at our Esterhazy mine in 2017, compared to $153.4 million in 2016. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling.
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
For the year ended December 31, 2017, potash production was 8.7 million tonnes compared to 7.6 million tonnes in the prior year period. Our operating rate for potash production was 87% for 2017 compared to 72% for 2016. In the prior year, we took steps to scale our operations, in light of reduced customer demand, by idling our Colonsay, Saskatchewan potash mine for the second half of 2016. In 2017, we also completed a proving run at our Belle Plaine mine in February 2017, which resulted in favorable production compared to 2016.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
The Potash segment’s net sales decreased to $1.7 billion for the year ended December 31, 2016, compared to $2.4 billion in 2015. The decrease was primarily due to significantly lower average selling prices that resulted in a decrease in net sales of approximately $810 million. Although overall sales volumes were down in 2016 compared to 2015, the 2016 sales mix resulted in a favorable impact on net sales of approximately $50 million, as we had an increase in our North America sales where prices were higher than international prices.
Our average MOP selling price was $176 per tonne for the year ended December 31, 2016, a decrease of $97 per tonne compared with the same period in 2015 due to the factors discussed in the Overview.
The Potash segment’s sales volumes decreased to 7.8 million tonnes for the year ended December 31, 2016, compared to 7.9 million tonnes in 2015 driven by a decrease in International sales volumes, due to delays in settlement of the China and India contracts in 2016. This was partially offset by an increase in North American sales, due to high channel inventories in 2015 and strong fall application season and the anticipation of price increases in the latter part of 2016.

Gross margin for the Potash segment decreased to $256.6 million in 2016, from $788.3 million in 2015. Gross margin was negatively impacted by approximately $810 million related to lower selling prices, partially offset by approximately $50 million due to sales mix as we had higher volumes in North America in 2016 compared to 2015. Gross margin was also favorably impacted by approximately $70 million due to the benefit of a weaker Canadian dollar and our cost-saving initiatives, partially offset by the unfavorable impact of higher fixed costs absorption in 2016 compared to 2015. These and other factors affecting gross margin and costs are further discussed below. As a result of all of these factors, gross margin as a percentage of net sales decreased to 15.2% for the year ended December 31, 2016, compared to 32.2% for the same period in 2015.
We incurred $153.4 million in expenses, including depreciation on brine assets, at our Esterhazy mine and $12.0 million in capital expenditures related to managing the brine inflows at our Esterhazy mine in 2016, compared to $165.7 million and $35.1 million, respectively, in 2015.
We incurred $101.1 million in Canadian resource taxes for the year ended December 31, 2016, compared with $248.0 million in 2015. These taxes decreased due to lower realized prices and profitability in 2016. Also in 2015, changes in Saskatchewan resource tax law resulted in higher taxes. Royalty expense decreased to $20.5 million for 2016, compared to $33.2 million for 2015 due to lower selling prices and lower production in 2016.
For the year ended December 31, 2016, potash production was 7.6 million tonnes compared to 8.4 million tonnes in 2015. Our operating rate for potash production was 72% for 2016 compared to 80% for 2015, as we took steps to scale our operations and idled our Colonsay, Saskatchewan potash mine for the second half of 2016 in light of reduced customer demand. This enabled us to better manage our inventory levels and control costs.

International Distribution Net Sales and Gross Margin
The following table summarizes International Distribution net sales, gross margin, sales volumes and certain other information:

	Years Ended December 31,			2017-2016		2016-2015
(in millions, except price per tonne or unit)	2017	2016	2015	Change	Percent	Change	Percent
Net Sales	$2,713.3	$2,533.5	$2,505.5	$179.8	7.1%	$28.0	1.1%
Cost of goods sold	2,537.9	2,387.3	2,357.7	150.6	6.3%	29.6	1.3%
Gross margin	$175.4	$146.2	$147.8	$29.2	20.0%	$(1.6)	(1.1)%
Gross margin as a percent of net sales	6.5%	5.8%	5.9%
Gross Margin per sales tonne	$24	$21	$25	$3	14.3%	$(4)	(16.0)%
Sales volume (in thousands of metric tonnes)	7,361	6,802	5,978	559	8.2%	824	13.8%
Realized prices ($/tonne)
Average selling price (FOB destination)(a)	$364	$369	$416	$(5)	(1.4)%	$(47)	(11.3)%
Purchases (’000 tonnes)
DAP/MAP from Mosaic	1,162	1,287	987	(125)	(9.7)%	300	30.4%
MicroEssentials® from Mosaic	979	880	490	99	11.3%	390	79.6%
Potash from Mosaic/Canpotex	2,746	2,020	2,039	726	35.9%	(19)	(0.9)%
______________________________

(a)	Average price of all products sold by International Distribution.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
The International Distribution segment’s net sales increased to $2.7 billion for the year ended December 31, 2017, compared to $2.5 billion for 2016. In 2017, higher sales volumes favorably impacted net sales by approximately $210 million compared to the prior year period. This was partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $30 million compared to the prior year.
The overall average selling price decreased $5 per tonne to $364 per tonne for 2017, driven primarily by a change in the mix of products sold and lower market prices in Brazil.
The International Distribution segment’s sales volume increased to 7.4 million tonnes for the year ended December 31, 2017, compared to 6.8 million tonnes for the same period a year ago, as a result of strong overall demand in Brazil. This increased demand was a result of our focused efforts to grow premium product sales, particularly MicroEssentials® sales, and better demand for MOP. To a lesser extent, the increase was also due to improved market conditions for MOP sales in China and strong demand in India.
Our total gross margin increased to $175.4 million for the year ended December 31, 2017, compared with $146.2 million for the prior year due to increased sales volumes as discussed above and more favorable inventory positions in the current year compared to the prior year, partially offset by higher product costs. Gross margin per tonne increased to $24 per tonne for the year ended December 31, 2017 from $21 per tonne for the prior year.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
The International Distribution segment’s net sales were $2.5 billion for the years ended December 31, 2016 and 2015. In 2016, higher sales volumes favorably impacted net sales by approximately $340 million compared to 2015. This was partially offset by a decrease in average selling price, which negatively impacted net sales by approximately $315 million in 2016 compared to 2015.
The overall average selling price decreased $47 per tonne to $369 per tonne for 2016, primarily due to declines in global crop nutrient prices.
The International Distribution segment’s sales volume increased to 6.8 million tonnes for the year ended December 31, 2016, compared to 6.0 million tonnes for the same period in 2015, as a result of strong overall demand in Brazil. This increased demand was a result of more available customer credit and our focused efforts to grow premium product sales, particularly MicroEssentials® sales.
Our total gross margin was $146.2 million for the year ended December 31, 2016, compared with $147.8 million for 2015. Similar to the 2016, lower prices were partially offset by the lower cost of materials included in Blends due to overall decline in market prices. Gross margin per tonne decreased to $21 per tonne for the year ended December 31, 2016 from $25 per tonne for 2015, primarily due to unfavorable inventory positions as a result of competitive pricing pressure during the first six months of 2016.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 24 to our Notes to Consolidated Financial Statements. Corporate, Eliminations and Other includes intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses, our Streamsong Resort® results of operations and our legacy Argentina and Chile results.
Gross margin for Corporate, Eliminations and Other was a loss of $56.4 million for the year ended December 31, 2017, compared to a gain of $57.4 million in the same period a year ago. The change was driven by an unrealized loss in the current year of $12 million, primarily on foreign currency derivatives, compared to a gain of $70 million in the prior year period. In addition, the elimination of profit on intersegment sales contributed an unfavorable change of approximately $33 million, which primarily relates to the timing of third party sales for our International Distribution segment.
Gross margin for Corporate, Eliminations and Other was a gain of $57.4 million for the year ended December 31, 2016, compared to a loss of $55.3 million in the same period a year ago. The change was driven by unrealized mark-to-market gains of $70 million in 2016, primarily on foreign currency derivatives, compared with losses of $32 million in 2015. Higher profit on intersegment sales of approximately $15 million in the current year period also contributed to the difference.
Other Income Statement Items

	Years Ended December 31,			2017-2016		2016-2015
(in millions)	2017	2016	2015	Change	Percent	Change	Percent
Selling, general and administrative expenses	$301.3	$304.2	$361.2	$(2.9)	(1)%	$(57.0)	(16)%
Other operating expenses	75.8	186.8	77.9	(111.0)	(59)%	108.9	140%
Interest (expense)	(171.3)	(140.6)	(133.6)	(30.7)	22%	(7.0)	5%
Interest income	33.2	28.2	35.8	5.0	18%	(7.6)	(21)%
Interest expense, net	(138.1)	(112.4)	(97.8)	(25.7)	23%	(14.6)	15%
Foreign currency transaction gain (loss)	49.9	40.1	(60.5)	9.8	24%	100.6	(166)%
Other expense	(3.5)	(4.3)	(17.2)	0.8	(19)%	12.9	(75)%
Provision for (benefit from) income taxes	494.9	(74.2)	99.1	569.1	NM	(173.3)	NM
Equity in net earnings (loss) of nonconsolidated companies	16.7	(15.4)	(2.4)	32.1	NM	(13.0)	NM
Selling, General and Administrative Expenses
Over the past three years, our selling, general and administrative expenses have decreased, despite the CF Phosphate Assets Acquisition and ADM Acquisition, in part as a result of successful initiatives to reduce support function costs. Selling, general and administrative expenses were $301.3 million for the year ended December 31, 2017 compared to $304.2 million for the same period a year ago. The additional benefit of cost reduction initiatives in 2017 was approximately $13.0 million compared with 2016. This was partially offset by increased bad debt expense and the impact of inflation.
Selling, general and administrative expenses were $304.2 million for the year ended December 31, 2016 compared to $361.2 million for the same period in 2015. The additional benefit of cost reduction initiatives in 2016 was approximately $30.0 million more than 2015. Lower incentive compensation for the year ended December 31, 2016, of approximately $20.9 million compared to the same period in the prior year also contributed to lower expenses. In addition, selling, general and administrative expenses in 2015 included integration costs related to the ADM Acquisition of approximately $11.0 million.
Other Operating Expenses
Other operating expenses were $75.8 million for the year ended December 31, 2017 compared to $186.8 million for the prior year period. Other operating expenses typically consist of four major categories: 1) Asset Retirement Obligations (“AROs”) 2) environmental and legal reserves, 3) insurance reimbursements and 4) gain/loss on fixed assets. The current year includes $26 million of professional service costs related to the Acquisition, $14 million related to an increase in our reserve for estimated costs associated with the sinkhole at our New Wales facility, $20 million of restructuring expense related to the temporary idling of our Plant City, Florida phosphate manufacturing facility, and $11 million of ARO expenses and adjustments. These were partially offset by a pre-tax gain on the sale of approximately 1,500 acres of vacant and undesignated real property near our Faustina facility in Louisiana of $52.1 million. In 2016, other operating expenses included an expense of $70 million related to our reserve for estimated costs associated with a sinkhole that formed at our New Wales phosphate production facility in Florida, which is discussed further in Note 21 to our Consolidated Financial Statements, a loss of $43 million related to the cancellation of construction of a barge intended to transport ammonia, as further explained in Note 16 of our Notes to our Consolidated Financial Statements, and $19 million of severance costs related to organizational restructuring, partially offset by the receipt of approximately $28 million in insurance proceeds related to a warehouse roof collapse at our Carlsbad, New Mexico location in 2014.
Other operating expenses were $186.8 million for the year ended December 31, 2016 compared to $77.9 million for the prior year period. The increase in 2016 compared to 2015 was primarily due to the nonrecurring costs discussed above for 2016.
Foreign Currency Transaction Gain (Loss)
In 2017, we recorded a foreign currency transaction gain of $49.9 million. The gain was mainly the result of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by U.S. dollar cash held by our Canadian subsidiaries and the strengthening of the U.S. dollar relative to the Brazilian Real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
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
Other Expense
For the years ended December 31, 2017, 2016 and 2015, we had other expense of $3.5 million, $4.3 million and $17.2 million, respectively. The current year includes $1 million of realized gains from investments held in two financial assurance trust funds created in 2016 to provide additional financial assurance for the estimated costs of closure and long-term care of our Florida and Louisiana phosphogypsum management systems (the “RCRA Trusts”). The year ended December 31, 2016, included realized losses from investments held by the RCRA Trusts of $10 million, partially offset by the gain on sale of an equity investment of approximately $7 million. Expense for the year ended December 31, 2015, included the write down of an equity investment of approximately $8 million.
Equity in Net Earnings (Loss) of Nonconsolidated Companies
For the year ended December 31, 2017, we had a gain from equity of nonconsolidated companies of $16.7 million, net of tax, compared to loss of $15.4 million, net of tax, for the prior year. The gain in the current year was related to income from MWSPC, which began ammonia production in late 2016, partially offset by losses from the joint venture that owns the Miski Mayo mine, whose operations were impacted by flooding in the region earlier in the current year.

The loss in 2016 is due to the decision by Canpotex not to proceed with construction of a new export terminal at the Port of Prince Rupert in British Columbia, as Canpotex determined it currently has sufficient port access and terminal capacity options to meet its needs. Mosaic’s share of the loss was $24 million, or $16 million net of tax.
Provision for (Benefit from) Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2017	132.3%	$494.9
Year Ended December 31, 2016	(30.6)%	(74.2)
Year Ended December 31, 2015	9.0%	99.1
For all years our income tax is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the US including foreign tax credits for various taxes incurred.
In the year ended December 31, 2017, our tax rate was also impacted by the enactment of the U.S. Tax Cuts and Jobs Act (“The Act”) and other items specific to the period.
On December 22, 2017, The Act was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where the underlying analysis and calculations are not yet complete (“Provisional Estimates”). The Provisional Estimates must be finalized within a one-year measurement period. We recorded Provisional Estimates of the impact of The Act of $457.5 million related to several key changes in the law.
First, The Act imposes a one-time tax on “deemed” repatriation of foreign subsidiaries’ earnings and profits. The repatriation resulted in an estimated non-cash charge of $107.7 million. The charge was offset by a $202.6 million, non-cash reduction in the deferred tax liability related to certain undistributed earnings.
Second, we recognized a $2.3 million non-cash, deferred tax benefit related to the reduction of the U.S. federal rate from 35 percent to 21 percent.
Third, The Act significantly modifies the U.S. taxation of foreign earnings and the treatment of the related foreign tax credits. As a result of these changes, we have recorded valuation allowances against our foreign tax credits and our anticipatory foreign tax credits of $105.8 million and $440.3 million respectively.
Fourth, The Act repeals the corporate alternative minimum tax, or AMT, system and allows for the cash refund of excess AMT credits. The refundable AMT amounts are subject to a set of federal budgeting rules where a certain portion of the refundable amount will be permanently disallowed (the “Sequestration Rules”). We estimate that we will receive a cash refund of $121.5 million net of an $8.6 million charge related to the Sequestration Rules. The estimated refundable alternative minimum tax credit is included in other noncurrent assets.
The final impacts of The Act may differ from these provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of The Act.
The Act introduced a new category of taxable income called global intangible low-taxed income (“GILTI”). No provisional estimates were recorded for GILTI since we have not completed our full analysis of that provision of The Act. We have not yet elected an accounting policy to record any GILTI liabilities as either deferred tax items or as period costs.
In the year ended December 31, 2017, other items specific to the period included a cost of $15.1 million related to the $10.4 million pre-tax charges resulting from the resolution of a royalty matter with the government of Saskatchewan and related royalty impacts, a $7.5 million cost related to share-based compensation, and a $6.7 million expense related to the Peru rate change, offset by a $14.9 million U.S. state deferred benefit and other miscellaneous benefits of $6.1 million.
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
Non-GAAP Reconciliation

	Years Ended December 31,
	2017	2016	2015
Sales	$1,852.6	$1,685.7	$2,447.0
Gross margin	391.6	256.6	788.3
Canadian resource taxes	70.1	101.1	248.0
Gross margin, (excluding CRT)	$461.7	$357.7	$1,036.3
Gross margin (excluding CRT) as a percentage of net sales	24.9%	21.2%	42.3%
In addition to gross margin for the Potash segment, we have presented in the Management’s Analysis above, gross margin (excluding CRT), calculated as GAAP gross margin less Canadian resource taxes (“CRT”), and gross margin (excluding CRT) as a percentage of net sales, calculated as GAAP gross margin less CRT, divided by sales. Each is a non-GAAP financial measure. Generally, a non-GAAP financial measure is a supplemental numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Neither gross margin (excluding CRT) nor gross margin (excluding CRT) as a percentage of net sales is a measure of financial performance under GAAP. Because not all companies use identical calculations, investors should consider that Mosaic’s calculation may not be comparable to other similarly titled measures presented by other companies.
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
Recoverability of Goodwill
The carrying value of goodwill in our reporting units is tested annually as of October 31st for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic and long range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. Due to market conditions over recent years, we have experienced a significant decline in our market capitalization. Declines in our stock price during 2017 and the near term industry outlook caused us to update our assumptions for the fair values of our reporting units during the year. As of October 31, 2017, the date of the annual impairment testing, the Company concluded that the fair values of all reporting units were in excess of their respective carrying values and the goodwill for those units was not impaired. Due to the reduction of fair value in excess of carrying value of our reporting units, there is risk for future impairment if projected operating results are not met or other inputs into the fair value measurement diminish. See Note 9 of our Notes to Consolidated Financial Statements for additional information regarding the goodwill impairment analysis, including the methodologies and assumptions used in estimating the fair values of our reporting units. As of December 31, 2017, we had $1.7 billion of goodwill.
Useful Lives of Depreciable Assets, Methods of Depreciation, and Rates of Depletion
We estimate initial useful lives of property, plant and equipment, and/or methods of depreciation, based on operational experience, current technology, improvements made to the assets, and anticipated business plans. Factors affecting the fair value of our assets, as noted above, may also affect the estimated useful lives of our assets and these factors can change. Therefore, we periodically review the estimated remaining useful lives of our facilities and other significant assets and adjust our depreciation rates prospectively where appropriate. As indicated in Note 2 of our Notes to Consolidated Financial Statements, effective January 1, 2017, we changed our estimates of the useful lives and method of determining depreciation of certain equipment (to the units-of-production method) to better reflect the estimated periods during which these assets will remain in service. The result of this change in estimates was a reduction in our depreciation expense, which increased operating earnings by approximately $65 million in 2017.
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
Contingent environmental liabilities are described in Note 21 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes, the effects of potential indemnification, as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Estimating the ultimate settlement of environmental matters requires us to make complex and interrelated assumptions based on experience with similar matters, our history, precedents, evidence, and facts specific to each matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2017 and 2016, we had accrued $35.1 million and $79.6 million, respectively, for environmental matters.
As indicated in Note 13 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist management in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation, and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of December 31, 2017 and 2016, $859.3 million and $849.9 million, respectively, was accrued for AROs (current and noncurrent amounts). In August 2016, Mosaic deposited $630 million into two trust funds as financial assurance to support certain estimated future asset retirement obligations. See Note 13 of our Notes to Consolidated Financial Statements for additional information regarding the EPA RCRA Initiative.
Income Taxes
We make estimates for income taxes in three major areas: uncertain tax positions, valuation allowances, and U.S. deferred income taxes on our non-U.S. subsidiaries’ undistributed earnings.
On December 22, 2017 The Act was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where the all of the underlying analysis and calculations are not yet complete. The Provisional Estimates must be finalized within a one year measurement period. We recorded Provisional Estimates of the impact of the Act of $457.5 million related to several key changes in the law.
First, The Act imposes a one-time tax on the “deemed” repatriation of foreign subsidiaries’ earnings and profits. The repatriation resulted in an estimated non-cash charge of $107.7 million. The charge was offset by a $202.6 million, non-cash reduction in the deferred tax liability related to certain undistributed earnings.
Second, we recognized a $2.4 million non-cash, deferred tax benefit related to the reduction of the U.S. federal rate from 35 percent to 21 percent.
Third, The Act significantly modifies the U.S. taxation of foreign earnings and the treatment of the related foreign tax credits. As a result of these changes, we have recorded valuation allowances against our foreign tax credits and our anticipatory foreign tax credits of $105.8 million and $440.3 million respectively.
Fourth, The Act repeals the corporate alternative minimum tax, or AMT, system and allows for the cash refund of excess AMT credits. The refundable AMT amounts are subject to a set of federal budgeting rules where a certain portion of the refundable amount will be permanently disallowed. We estimate that we will receive a cash refund of $121.5 million net of an $8.6 million charge related to the Sequestration Rules. The estimated refundable alternative minimum tax credit is included in other noncurrent assets.
The final impacts of The Act may differ from these provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of The Act.
The Act introduced a new category of taxable income called GILTI. We have not yet elected an accounting policy to record GILTI liabilities as either deferred tax items or as period costs. No provisional estimates were recorded for GILTI since we have not completed our full analysis of that provision of The Act.
Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $39.3 million as of December 31, 2017.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2017 and 2016, we had a valuation allowance of $584.1 million and $30.6 million, respectively. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.
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
As of December 31, 2017, we had cash and cash equivalents of $2.2 billion ($1.08 billion of which was utilized for the Acquisition on January 8, 2018), plus marketable securities held in trust to fund future obligations of $0.6 billion, stockholders’ equity of $9.6 billion, long-term debt, including current maturities of $5.2 billion and short-term debt of $6.1 million. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities and returning excess cash to shareholders, including paying our dividend. During 2017, we invested $820.1 million in capital expenditures and $62.5 million in MWSPC, and returned cash to shareholders through cash dividends of $210.6 million.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of December 31, 2017. These funds may create foreign currency transaction gains or losses depending on the functional currency of the entity holding the cash.
In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S.; however, on December 22, 2017 the Tax Cuts and Jobs Act (“The Act”) was enacted, significantly altering U.S. corporate income tax law. The Act imposes a one-time tax on the “deemed” repatriation of foreign subsidiaries’ earnings and profits. The repatriation resulted in an estimated non-cash charge of $107.7 million. The charge was offset by a $202.6 million, non-cash reduction in the deferred tax liability related to certain undistributed earnings, as discussed in Note 12 of our Notes to Consolidated Financial Statements.
Cash Requirements
The cash portion of the Acquisition purchase price that we paid at the closing was $1.08 billion (adjusted based on matters such as the estimated working capital of Vale Fertilizantes at the time of the closing). We funded this amount with the proceeds of a $1.25 billion public debt offering that was completed in November 2017. The remainder was used to pay transaction costs and expenses and to fund the majority of the $200 million that we prepaid against our outstanding term loan in January 2018.
We have certain additional contractual cash obligations that require us to make payments on a scheduled basis. These include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations, and funding requirements of pension and postretirement obligations. Our long-term debt has maturities ranging from one year to 26 years. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, phosphate rock and natural gas, obligations to purchase raw materials for our international distribution activities and equity contributions for or loans to nonconsolidated investments, including MWSPC. Other large cash obligations are our AROs and other environmental obligations primarily related to our Phosphates segment. We expect to fund our AROs, purchase obligations, and capital expenditures with a combination of operating cash flows, cash and cash equivalents, and borrowings. See Off-Balance Sheet Arrangements and Obligations below for the amounts owed by Mosaic under Contractual Cash Obligations and for more information on other environmental obligations, and the discussion of MWSPC in Note 8 of our Notes to Consolidated Financial Statements for more information on this matter.
Sources and Uses of Cash
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for calendar years 2017, 2016, and 2015:

	Years Ended December 31,
(in millions)				2017-2016		2016-2015
Cash Flow	2017	2016	2015	Change	Percent	Change	Percent
Net cash provided by operating activities	$935.5	$1,260.2	$2,038.3	$(324.7)	(26)%	$(778.1)	(38)%
Net cash used in investing activities	(667.8)	(1,866.0)	(1,118.4)	1,198.2	64%	(747.6)	(67)%
Net cash provided by (used in) financing activities	1,200.8	(888.6)	(893.4)	2,089.4	235%	4.8	(1)%
As of December 31, 2017, we had cash and cash equivalents of $2.2 billion (of which $1.08 billion was earmarked for the Acquisition). Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings either under our revolving credit facility or through long-term borrowings will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives, and expected dividend payments for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At December 31, 2017, we had $1.98 billion available under our $2.0 billion revolving credit facility.
Operating Activities
Net cash flow from operating activities has provided us with a significant source of liquidity. For the year ended December 31, 2017, net cash provided by operating activities was $0.9 billion, compared to $1.3 billion in the same period of the prior year. Our results of operations, after non-cash adjustments to net earnings, contributed $1.3 billion to cash flows from operating activities during 2017 compared to $1.0 billion during 2016. During 2017, we had an unfavorable working capital change of $316.9 million compared to a favorable change of $308.3 million during 2016.
The change in working capital for the year ended December 31, 2017 was primarily driven by unfavorable impacts from the changes in inventories of $155.7 million, an unfavorable impact from the change in net receivables of $91.2 million, and an unfavorable impact from the change in accounts payable and accrued liabilities of $65.7 million. The change in inventories was primarily related to the increased cost of ammonia in the fourth quarter of 2017 compared to the same period in 2016 and to more inventory in transit at December 31, 2017 compared to December 31, 2016. The unfavorable impact in accounts payable and accrued liabilities was primarily due to a decrease in our accrual for costs associated with the New Wales sinkhole as many of these cost were paid in the current year and the timing of payments in the current year compared to the prior year period. The change in net receivables is due to primarily to higher sales volumes in December 2017 compared to December 2016.
The change in assets and liabilities for the year ended December 31, 2016 was primarily driven by favorable impacts from the changes in inventories of $263.0 million and other current and noncurrent assets of $239.8 million, partially offset by an unfavorable impact from the change in accounts payable and accrued liabilities of $243.9 million. The change in inventories was primarily related to the lower cost of raw material and inventory purchases in the current year. The change in other current and noncurrent assets was driven by a decrease in the balance of final price deferred product and a decrease in income tax receivable. The balance of our final price deferred product decreased during 2016 as rising prices late in the year caused customers to price product at the end of 2016. Income taxes receivable decreased due to the receipt of a refund for income taxes in 2016. The unfavorable impact in accounts payable was primarily due to our International Distribution business and the timing of payments.
The change in working capital for the year ended December 31, 2015 was primarily driven by a favorable impact from the change in accounts payable of $301.8 million, partially offset by an unfavorable impact from the change in other current and noncurrent assets of $82.6 million. The change in other current and noncurrent assets was driven by an increase in the balance of final price deferred product and an increase in income tax receivable. The balance of our final price deferred product increased during 2015 from a low level in December 2014 as rising prices caused customers to price product at the end of 2014. Income taxes receivable increased due to the overpayment of estimated payments in 2015. The favorable impact in accounts payable was primarily due to our International Distribution business and the timing of payments as we have extended terms in Brazil.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2017 was $0.7 billion, compared to $1.9 billion in the same period a year ago. Included in net cash used in investing activities in the current year period is an investment of $62.5 million in MWSPC compared to $220.0 million during 2016. Included in the $300.7 million of proceeds on net sales of assets in 2017 is $52.1 million related to the sale of land near our Faustina, Louisiana facility and $230 million for the sale of an articulated tug and barge unit to an affiliate of Savage Companies. See Note 22 of our Notes to Consolidated Financial Statements in this report for further discussion. Also in the current year period, we had capital expenditures of $820.1 million, compared to $843.1 million in the prior year period.
Net cash used in investing activities for the year ended December 31, 2016 was $1.9 billion, compared to $1.1 billion in the same period in 2015. Included in net cash used in investing activities in 2016 is an investment of $220.0 million in MWSPC compared to $225.2 million during 2015. In addition, we invested $169.0 million in a consolidated affiliate in the current year, for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 22 of our Notes to Consolidated Financial Statements in this report. In 2016, we had capital expenditures of $843.1 million, compared to $1.0 billion in the prior year period. Also, in 2016, approximately $200 million, previously held in the Plant City Trust, was released to us after we arranged for substitute financial assurance through delivery of a surety bond by insurance companies for financial assurance purposes as discussed in Note 13 of our Notes to Consolidated Financial Statements.
Net cash used in investing activities for the year ended December 31, 2015 was $1.1 billion. We had capital expenditures of $1.0 billion and invested $225.2 million in MWSPC. Also, in 2015, we received $47.9 million related to a working capital adjustment from our ADM Acquisition.
Financing Activities
Net cash provided by financing activities was $1.2 billion for the year ended December 31, 2017. Net cash used in financing activities was $0.9 billion for the year ended December 31, 2016. On November 13, 2017, we completed a $1.25 billion public debt offering consisting of $550 million aggregate principal amount of 3.250% senior notes due 2022 and $700 million aggregate principal amount of 4.050% senior notes due 2027. Financing activities for 2017 also reflected net proceeds from structured accounts payable of $248.3 million and dividends paid of $210.6 million.
Net cash used in financing activities was $0.9 billion for the years ended December 31, 2016 and 2015, respectively. Cash used in financing activities for 2016 reflected net payments for structured accounts payable of $358.6 million and dividends paid of $385.1 million. During 2016, we also purchased shares of our common stock for approximately $75.0 million under our 2015 Repurchase Program.
Net cash used in financing activities for the year ended December 31, 2015 was $0.9 billion. Cash used in financing activities primarily reflected shares repurchased during the year, for an aggregate of approximately $709.5 million, and dividends paid of $384.7 million. These were partially offset by net proceeds from structured accounts payable arrangements of $239.5 million in 2015.
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
Contractual Cash Obligations
The following is a summary of our contractual cash obligations as of December 31, 2017:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$5,221.6	$343.5	$173.0	$1,358.9	$3,346.2
Estimated interest payments on long-term debt(b)	2,566.4	223.6	436.1	389.3	1,517.4
Operating leases	310.1	76.6	104.6	77.8	51.1
Purchase commitments(c)	7,209.7	2,417.7	1,195.0	937.6	2,659.4
Pension and postretirement liabilities(d)	445.5	16.5	94.1	96.0	238.9
Total contractual cash obligations	$15,753.3	$3,077.9	$2,002.8	$2,859.6	$7,813.0
______________________________

(a)	Long-term debt primarily consists of term loans, secured notes, unsecured notes, unsecured debentures and capital leases.

(b)	Based on interest rates and debt balances as of December 31, 2017.

(c)
Based on prevailing market prices as of December 31, 2017. The majority of value of items more than 5 years is related to our estimated purchase commitments from our equity investee, the Miski Mayo Mine, and under the CF Ammonia Supply Agreement. For additional information related to our purchase commitments, see Note 20 of our Notes to Consolidated Financial Statements.

(d)
The 2018 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments.

In addition to the above, we have an obligation to fund our investment in MWSPC by approximately $70 million.
Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2017:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$70.2	$70.2	$—	$—	$—
Surety bonds	476.0	476.0	—	—	—
Total	$546.2	$546.2	$—	$—	$—
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue letters of credit through our revolving credit facility and bi-lateral agreements. As of December 31, 2017 we had $15.4 million of outstanding letters of credit through our credit facility and $54.8 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, for permitting purposes, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2017, we had $186.4 million in surety bonds and a $50 million letter of credit included in the amount above, outstanding for reclamation obligations, primarily related to mining in Florida, and a $245.6 million surety bond delivered to EPA as a substitute for the financial assurance provided through the Plant City Trust. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.
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
Currently, state financial assurance requirements in Florida and Louisiana for the closure and post-closure care of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of which is approximately $1.6 billion. The value of the AROs for closure and post-closure care of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $530 million as of December 31, 2017. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
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
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and the Bonnie Facility that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provide sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”), currently in the amount of $245.6 million, reflecting our updated closure cost estimates. Following that substitution, approximately $200 million, previously held in the Plant City Trust, became unrestricted cash. The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. The balance in the Bonnie Facility Trust is $20.9 million as of December 31, 2017. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. We are also permitted to satisfy our financial assurance obligations with respect to the Bonnie and Plant City Facilities by means of alternative credit support, including surety bonds or letters of credit. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount held in the Bonnie Facility Trust.
Other Long-Term Obligations
The following is a summary of our other long-term obligations, including Gypstacks and land reclamation in our Phosphate and Potash segment, as of December 31, 2017:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$2,228.8	$85.3	$144.7	$87.0	$1,911.8
______________________________

(a)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $859.3 million as of December 31, 2017, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

In addition to the above, in 2014, we entered into five-year fertilizer supply agreements providing for Mosaic to supply ADM’s fertilizer needs in Brazil and Paraguay.
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
Income Tax Obligations

Gross uncertain tax positions as of December 31, 2017 of $39.3 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 12 of our Notes to Consolidated Financial Statements.
Market Risk
We are exposed to the impact of fluctuations in the relative value of currencies, fluctuations in interest rates, fluctuations in the purchase prices of natural gas, nitrogen, ammonia and sulfur consumed in operations, and changes in freight costs, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our interest rate risks, foreign currency risks and the effects of changing commodity prices and freight prices, but not for speculative purposes. Unrealized mark-to-market gains and losses on derivatives are recorded in Corporate, Eliminations and Other. Once realized, they are recorded in the related business segment.
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
The functional currency for our Brazilian subsidiaries is the Brazilian real. We finance our Brazilian inventory purchases with U.S. dollar denominated liabilities. A stronger Brazilian real relative to the U.S. dollar has the impact of reducing these liabilities on a functional currency basis. When this occurs, an associated foreign currency transaction gain is recorded as non-operating income. A weaker Brazilian real generally has the opposite effect. We also enter into derivative instruments for a portion of our currency risk exposure on anticipated cash flows, and record an associated gain or loss in the foreign currency transaction gain (loss) line in the Consolidated Statements of Earnings. A stronger Brazilian real generally reduces our Brazilian subsidiaries operating earnings. A weaker Brazilian real has the opposite effect.
As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of December 31, 2017 and 2016, the fair value of our major foreign currency exchange contracts were $9.4 million and ($6.5) million, respectively. We recorded an unrealized gain of $10.3 million in cost of goods sold and recorded an unrealized gain of $3.8 million in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings for 2017.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2017			As of December 31, 2016
	Expected Maturity Date Years ending December 31,			Expected Maturity Date Years ending December 31,
(in millions)	2018	2019	Fair Value	2017	2018	Fair Value
Foreign Currency Exchange Forwards
Canadian Dollar			$12.3			$(4.0)
Notional (million US$) - long Canadian dollars	$444.4	$39.1		$361.4	$33.8
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2850	1.2791		1.3282	1.3294
Foreign Currency Exchange Collars
Canadian Dollar			$—			$(0.7)
Notional (million US$) - long Canadian dollars	—	—		39.9	—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—		1.3336	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—		1.2300	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$1.3			$(1.8)
Notional (million US$) - short Brazilian real	$174.9	$—		$202.6	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.3001	—		3.4237	—
Notional (million US$) - long Brazilian real	$174.9	$—		$186.7	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.3414	—		3.6717	—
Indian Rupee			$(4.2)			$—
Notional (million US$) - short Indian rupee	$196.0	$—		$122.5	$—
Weighted Average Rate - Indian rupee to U.S. dollar	65.8215	—		68.6216	—
Total Fair Value			$9.4			$(6.5)
Commodities
We use forward purchase contracts, swaps and occasionally three-way collars to reduce the risk related to significant price changes in our inputs and product prices. In addition, the natural gas-based pricing under the CF Ammonia Supply Agreement is intended to lessen ammonia pricing volatility.
All gains and losses on commodities contracts are recorded in cost of goods sold in the Consolidated Statements of Earnings.
As of December 31, 2017 and 2016, the fair value of our major commodities contracts were ($17.6) million and $6.0 million, respectively. We recorded an unrealized loss of $22.7 million in cost of goods sold on the Consolidated Statements of Earnings in 2017.
Our primary commodities exposure relates to price changes in natural gas.
The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2017				As of December 31, 2016
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2018	2019	2020		2017	2018	2019
Natural Gas Swaps				$(17.6)				$6.0
Notional (million MMBtu) - long	18.2	19.9	5.0		12.1	4.8	4.8
Weighted Average Rate (US$/MMBtu)	$3.16	$3.01	$3.14		$2.62	$2.44	$2.43
Total Fair Value				$(17.6)				$6.0
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of December 31, 2017 and 2016, the fair value of our interest rate contracts was ($2.2) million and $0.2 million, respectively. We recorded an immaterial unrealized gain in interest expense on the Consolidated Statements of Earnings for 2017.
Summary
Overall, there have been no material changes in our primary market risk exposures since the prior year. In 2018, we expect our foreign currency risk related to the Brazilian real to increase as our exposure will be more significant due to the Acquisition. Additional information about market risk associated with our investments held in the RCRA Trusts is provided in Note 11 of our Notes to Consolidated Financial Statements. For additional information related to derivatives, see Notes 14 and 15 of our Notes to Consolidated Financial Statements.
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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2018, excluding capital expenditures arising out of the consent decrees referred to under “EPA RCRA Initiative” in Note 13 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $160 million, primarily related to: (i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $110 million in 2018. In 2019, we estimate environmental capital expenditures will be approximately $170 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $110 million. In the years ended December 31, 2017 and 2016, we spent approximately $280 million and $310 million, respectively, for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2018 or in the future.
Operating Requirements and Impacts
Permitting. We hold numerous environmental, mining and other permits and approvals authorizing operations at each of our facilities. Our ability to continue operations at a facility could be materially affected by a government agency decision to deny or delay issuing a new or renewed permit or approval, to revoke or substantially modify an existing permit or approval or to substantially change conditions applicable to a permit modification, or by legal actions that successfully challenge our permits.
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
Waters of the United States. In April 2014, EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a proposed rule that would redefine the scope of waters regulated under the federal Clean Water Act. The final rule (the “Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule until after the legal validity of the regulation is resolved. In early 2017, the U.S. President issued an Executive Order directing EPA and the Corps to publish a proposed rule rescinding or revising the new rule, and in June 2017 EPA and the Corps issued a proposed rule that would rescind the Clean Water Rule and re-codify regulatory text that existed prior to enactment of the Clean Water Rule. In November 2017, EPA issued a rule notice proposing to extend the applicability date of the Clean Water Rule for two years from the date of final action on the proposed rule, to provide continuity and regulatory certainty while agencies proceed to consider potential changes to the Clean Water Rule. We believe the Clean Water Rule, if not rescinded, would expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and potentially restricting our ability to mine certain of our phosphate rock reserves.
Water Quality Regulations for Nutrient Discharges. New nutrient regulatory initiatives could have a material effect on either us or our customers. For example, the Gulf Coast Ecosystem Restoration Task Force, established by executive order of the President and comprised of five Gulf states and eleven federal agencies, has delivered a final strategy for long-term ecosystem restoration for the Gulf Coast. The strategy calls for, among other matters, reduction of the flow of excess nutrients into the Gulf of Mexico through state nutrient reduction frameworks, new nutrient reduction approaches and reduction of agricultural and urban sources of excess nutrients. Implementation of the strategy will require legislative or regulatory action at the state level. We cannot predict what the requirements of any such legislative or regulatory action could be or whether or how it would affect us or our customers.

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
Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically cash deposits, surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See “Other Commercial Commitments” under “Off-Balance Sheet Arrangements and Obligations” above for additional information about these requirements. We also have obligations under certain consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. Two consent decrees that became effective in 2016 resolved claims under the U.S. Resource Conservation and Recovery Act and state hazardous waste laws relating to our management of certain waste materials onsite at certain fertilizer manufacturing facilities in Florida and Louisiana. Under these consent decrees, in 2016 we deposited $630 million in cash into two trust funds to provide additional financial assurance for the estimated costs of closure and post-closure care of our phosphogypsum management systems. In addition, in 2017, we issued a letter of credit in the amount of $50 million to further support our financial assurance obligation under the Florida 2015 Consent Decree. While our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed, the funds on deposit in the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. If and when our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. See the discussion under “EPA RCRA Initiative” in Note 13 of our Notes to Consolidated Financial Statements for additional information about these matters.
We have accepted a proposal by the Province of Saskatchewan under which we would establish a trust valued at $25 million (Canadian dollars) in satisfaction of financial assurance requirements for closure of our Saskatchewan potash facilities. The trust is to be fully funded by us by 2021 in equal annual installments which began in July 2014.
In January 2017 proposed rules were issued under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, that would require owners and operators of certain classes of hardrock mines and mineral processing facilities to demonstrate financial ability to cover potential costs of future cleanup efforts for their operations and costs of health assessments and natural resource damage. As proposed, the rules would apply to phosphate mining, phosphate fertilizer manufacturing and potash mining operations. In December 2017, EPA issued the final rule for hardrock mining, concluding that no financial assurance under CERCLA was required for the sector. Supporters of financial responsibility for hardrock mines and mineral processing facilities may challenge that rule. EPA has announced it will undertake similar rulemaking in phases for three additional sectors, including chemical manufacturing. We cannot predict at this time when EPA will issue proposed rules or what, if any, financial assurance requirements may ultimately be developed or required for our operations. Accordingly, we cannot predict the prospective impact of any such financial responsibility requirements on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
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
Governmental greenhouse gas emission initiatives include, among others, the December 2015 agreement (the “Paris Agreement”) which was the outcome of the 21st session of the Conference of the Parties under the United Nations Framework Convention on Climate Change. The Paris Agreement, which was signed by nearly 200 nations including the United States and Canada, entered into force in late 2016 and sets out a goal of limiting the average rise in temperatures for this century to below 2 degrees Celsius. Each signatory is expected to develop its own plan (referred to as a Nationally Determined Contribution, or “NDC”) for reaching that goal.
In May 2017, the U.S. President announced that the United States would withdraw from the Paris Agreement. Under Article 28 of that agreement, the earliest such a withdrawal could be effective is November 2020. In 2015, prior to this announcement, the United States had submitted an NDC aiming to achieve, by 2025, an economy-wide target of reducing greenhouse gas emissions by 26-28% below its 2005 level. The NDC also aims to use best efforts to reduce emissions by 28%. The U.S. target covers all greenhouse gases that were a part of the 2014 Inventory of Greenhouse Gas Emissions and Sinks. While it is unclear whether the U.S. executive administration will proceed to withdraw from the Paris Agreement, various legislative or regulatory initiatives relating to greenhouse gases have been adopted or considered by the U.S. Congress, EPA or various states and those initiatives already adopted may be used to implement the U.S. NDC. Additionally, more stringent laws and regulations may be enacted to accomplish the goals set out in the NDC.
Canada’s intended NDC aims to achieve, by 2030, an economy-wide target of reducing greenhouse gas emissions by 30% below 2005 levels. In late 2016 the federal government announced plans for a comprehensive tax on carbon emissions, under which provinces opting out of the tax would have the option of adopting a cap-and-trade system. In the plans, the federal government also committed to implementing a federal carbon pricing backstop system that will apply in any province or territory that does not have a carbon pricing system in place by 2018. While no tax has formally been proposed, as implementation of the Paris Agreement proceeds, more stringent laws and regulations may be enacted to accomplish the goals set out in Canada’s NDC. In addition, the Province of Saskatchewan, in which our Canadian potash mines are located, has stated that a carbon pricing system will not be implemented in the province and that legal action will be sought against the federal government, if necessary. In December 2017, Saskatchewan announced a comprehensive plan to address climate change that does not include an economy-wide price on carbon but does include a system of tariffs and credits for large emitters. The plan is subject to federal review and approval in late 2018. Our Saskatchewan Potash facilities will continue to work with the Saskatchewan Ministry of Environment and Environment and Climate Change Canada, through participation in industry associations, to determine next steps. We will also continue to monitor developments relating to the anticipated proposed legislation, as well as the potential future effect on our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources.
It is possible that future legislation or regulation addressing climate change, including in response to the Paris Agreement or any new international agreements, could adversely affect our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources, and these effects could be material or adversely impact our competitive advantage. In addition, to the extent climate change restrictions imposed in countries where our competitors operate, such as China, India, Former Soviet Union countries or Morocco, are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.
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
Remedial Activities
CERCLA (aka Superfund) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a third-party location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $35.1 million as of December 31, 2017, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
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

Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about the anticipated benefits and synergies of our acquisition of the global phosphate and potash operations of Vale S.A. conducted through Vale Fertilizantes S.A. (the “Acquisition”), statements about MWSPC and its nature, impact and benefits, statements about other proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “potential”, “predict”, “project” or “should”. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
difficulties with realization of the benefits and synergies of the Acquisition, including the risks that the acquired business may not be integrated successfully or that the anticipated synergies or cost or capital expenditure savings from the Acquisition may not be fully realized or may take longer to realize than expected, including because of political and economic instability in Brazil or changes in government policy in Brazil;

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

•
the expected cost of MWSPC and our expected investment in it, the amount, terms, availability and sufficiency of funding for MWSPC from us, Ma’aden, SABIC and existing or future external sources, the performance of MWSPC and its ability to obtain additional planned funding in acceptable amounts and upon acceptable terms, the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, political and economic instability in the region, and in general the future success of current plans for the joint venture and any future changes in those plans;

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

•
the costs and effects of legal and administrative proceedings and regulatory matters affecting us, including environmental, tax or administrative proceedings, complaints that our past or current operations are adversely impacting nearby farms, businesses, other property uses or properties, settlements thereof and actions taken by courts with respect to approvals of settlements, resolution of global tax audit activity, and other further developments in legal proceedings and regulatory matters;

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

•
changes in our relationships with the other member of Canpotex or any joint venture in which we participate or their or our exit from participation in Canpotex or any such export association or joint venture, and other changes in our commercial arrangements with unrelated third parties;

•
the adequacy of our property, business interruption and casualty insurance policies to cover potential hazards and risks incident to our business, and our willingness and ability to maintain current levels of insurance coverage as a result of market conditions, our loss experience and other factors;

•
difficulties in realizing benefits under our long-term natural gas based pricing ammonia supply agreement with an affiliate of CF Industries, Inc., including the risks that the cost savings initially anticipated from the agreement may not be fully realized over the term of the agreement or that the price of natural gas or the market price for ammonia during the agreement’s term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and

•	other risk factors reported from time to time in our Securities and Exchange Commission reports.
Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2017 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Mosaic Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2017, and the related notes and Schedule II-Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Minneapolis, Minnesota
February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Mosaic Company:
Opinion on Internal Control Over Financial Reporting
We have audited The Mosaic Company’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and the related notes and Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 20, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Minneapolis, Minnesota
February 20, 2018

Consolidated Statements of Earnings
In millions, except per share amounts

	Years Ended December 31,
	2017	2016	2015
Net sales	$7,409.4	$7,162.8	$8,895.3
Cost of goods sold	6,566.6	6,352.8	7,177.4
Gross margin	842.8	810.0	1,717.9
Selling, general and administrative expenses	301.3	304.2	361.2
Other operating expenses	75.8	186.8	77.9
Operating earnings	465.7	319.0	1,278.8
Interest expense, net	(138.1)	(112.4)	(97.8)
Foreign currency transaction gain (loss)	49.9	40.1	(60.5)
Other expense	(3.5)	(4.3)	(17.2)
Earnings from consolidated companies before income taxes	374.0	242.4	1,103.3
Provision for (benefit from) income taxes	494.9	(74.2)	99.1
(Loss) earnings from consolidated companies	(120.9)	316.6	1,004.2
Equity in net earnings (loss) of nonconsolidated companies	16.7	(15.4)	(2.4)
Net (loss) earnings including noncontrolling interests	(104.2)	301.2	1,001.8
Less: Net earnings attributable to noncontrolling interests	3.0	3.4	1.4
Net (loss) earnings attributable to Mosaic	$(107.2)	$297.8	$1,000.4
Basic net (loss) earnings per share attributable to Mosaic	$(0.31)	$0.85	$2.79
Basic weighted average number of shares outstanding	350.9	350.4	358.5
Diluted net (loss) earnings per share attributable to Mosaic	$(0.31)	$0.85	$2.78
Diluted weighted average number of shares outstanding	350.9	351.7	360.3

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
In millions

	Years Ended December 31,
	2017	2016	2015
Net (loss) earnings including noncontrolling interest	$(104.2)	$301.2	$1,001.8
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax (expense) benefit of ($11.4), $9.8 and $85.4, respectively	240.5	192.3	(1,027.1)
Net actuarial gain (loss) and prior service cost, net of tax (expense) benefit of ($2.1), $3.1, and $1.0, respectively	6.3	(3.2)	1.0
Realized gain on interest rate swap, net of tax expense of $0.7, $1.0 and $0.6, respectively	1.7	1.5	2.0
Net gain (loss) on marketable securities held in trust fund, net of tax (expense) benefit of ($1.0), $3.3 and $0.0, respectively	1.7	(7.8)	—
Other comprehensive income (loss)	250.2	182.8	(1,024.1)
Comprehensive income (loss)	146.0	484.0	(22.3)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.6	5.5	(3.5)
Comprehensive income (loss) attributable to Mosaic	$143.4	$478.5	$(18.8)

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,153.5	$673.1
Receivables, net	642.6	627.8
Inventories	1,547.2	1,391.1
Other current assets	273.2	365.7
Total current assets	4,616.5	3,057.7
Property, plant and equipment, net	9,711.7	9,198.5
Investments in nonconsolidated companies	1,089.5	1,063.1
Goodwill	1,693.6	1,630.9
Deferred income taxes	254.6	836.4
Other assets	1,267.5	1,054.1
Total assets	$18,633.4	$16,840.7
Liabilities and Equity
Current liabilities:
Short-term debt	$6.1	$0.1
Current maturities of long-term debt	343.5	38.8
Structured accounts payable arrangements	386.2	128.8
Accounts payable	540.9	471.8
Accrued liabilities	754.4	837.3
Total current liabilities	2,031.1	1,476.8
Long-term debt, less current maturities	4,878.1	3,779.3
Deferred income taxes	1,117.3	1,009.2
Other noncurrent liabilities	967.8	952.9
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 388,998,498 shares issued and 351,049,649 shares outstanding as of December 31, 2017, 388,187,398 shares issued and 350,238,549 shares outstanding as of December 31, 2016	3.5	3.5
Capital in excess of par value	44.5	29.9
Retained earnings	10,631.1	10,863.4
Accumulated other comprehensive loss	(1,061.6)	(1,312.2)
Total Mosaic stockholders’ equity	9,617.5	9,584.6
Non-controlling interests	21.6	37.9
Total equity	9,639.1	9,622.5
Total liabilities and equity	$18,633.4	$16,840.7

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net earnings including noncontrolling interests	$(104.2)	$301.2	$1,001.8
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	665.5	711.2	739.8
Deferred and other income taxes	612.4	(182.6)	47.4
Equity in net loss of nonconsolidated companies, net of dividends	34.4	32.6	28.0
Accretion expense for asset retirement obligations	25.7	40.4	32.4
Share-based compensation expense	28.0	30.5	41.3
Loss on write-down of long-lived asset	—	43.5	7.9
Unrealized loss (gain) on derivatives	8.3	(70.1)	33.4
(Gain) loss on disposal of fixed assets	(25.5)	27.0	26.6
Other	7.8	18.2	12.9
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(91.2)	3.5	(60.7)
Inventories, net	(155.7)	263.0	(53.7)
Other current assets and noncurrent assets	(23.7)	239.8	(82.6)
Accounts payable and accrued liabilities	(65.7)	(243.9)	262.0
Other noncurrent liabilities	19.4	45.9	1.8
Net cash provided by operating activities	935.5	1,260.2	2,038.3
Cash Flows from Investing Activities
Capital expenditures	(820.1)	(843.1)	(1,000.3)
Purchases of available-for-sale securities - restricted	(1,676.3)	(1,659.4)	—
Proceeds from sale of available-for-sale securities - restricted	1,658.1	1,029.3	—
Proceeds from sale of assets	300.7	0.9	5.6
Proceeds from adjustment to acquisition of business	—	—	47.9
Investments in nonconsolidated companies	(62.5)	(244.0)	(227.1)
Investments in consolidated affiliate	(49.5)	(169.0)	—
Return of investment from nonconsolidated companies	—	—	54.4
Other	(18.2)	19.3	1.1
Net cash (used in) investing activities	(667.8)	(1,866.0)	(1,118.4)
Cash Flows from Financing Activities
Payments of short-term debt	(601.4)	(421.3)	(367.2)
Proceeds from issuance of short-term debt	631.4	397.0	379.7
Payments of structured accounts payable arrangements	(418.5)	(792.2)	(395.7)
Proceeds from structured accounts payable arrangements	666.8	433.6	635.2
Payments of long-term debt	(102.2)	(769.1)	(59.6)
Proceeds from issuance of long-term debt	1,251.4	720.0	4.7
Payment of financing costs	(15.4)	—	—
Repurchases of stock	—	(75.0)	(709.5)
Cash dividends paid	(210.6)	(385.1)	(384.7)
Other	(0.7)	3.5	3.7
Net cash provided by (used in) financing activities	1,200.8	(888.6)	(893.4)
Effect of exchange rate changes on cash	14.5	68.8	(264.1)
Net change in cash and cash equivalents	1,483.0	(1,425.6)	(237.6)
Cash and cash equivalents—beginning of period	711.4	2,137.0	2,374.6
Cash and cash equivalents—end of period	$2,194.4	$711.4	$2,137.0
See Accompanying Notes to Consolidated Financial Statements

THE MOSAIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2017	2016	2015

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:
Cash and cash equivalents	$2,153.5	$673.1	$1,276.3
Restricted cash in other current assets	8.3	7.0	9.3
Restricted cash in other assets	32.6	31.3	851.4
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,194.4	$711.4	$2,137.0
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Dollars
	Shares	Mosaic Shareholders
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance as of December 31, 2014	367.5	$3.7	$4.2	$11,168.9	$(473.7)	$17.5	$10,720.6
Total comprehensive income (loss)	—	—	—	1,000.4	(1,019.2)	(3.5)	(22.3)
Stock option exercises	0.6	—	5.3	—	—	—	5.3
Stock based compensation	—	—	27.9	—	—	—	27.9
Repurchases of stock	(15.6)	(0.2)	(30.2)	(667.9)	—	—	(698.3)
Dividends ($1.075 per share)	—	—	—	(486.6)	—	—	(486.6)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Equity from noncontrolling interests	—	—	—	—	—	20.0	20.0
Tax shortfall related to share based compensation	—	—	(0.8)	—	—	—	(0.8)
Balance as of December 31, 2015	352.5	3.5	6.4	11,014.8	(1,492.9)	33.2	9,565.0
Total comprehensive income (loss)	—	—	—	297.8	180.7	5.5	484.0
Stock option exercises	0.5	—	3.8	—	—	—	3.8
Stock based compensation	—	—	29.2	—	—	—	29.2
Repurchases of stock	(2.8)	—	(9.5)	(65.5)	—	—	(75.0)
Dividends ($1.10 per share)	—	—	—	(383.7)	—	—	(383.7)
Dividends for noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2016	350.2	3.5	29.9	10,863.4	(1,312.2)	37.9	9,622.5
Total comprehensive income (loss)	—	—	—	(107.2)	250.6	2.6	146.0
Vesting of restricted stock units	0.8	—	(12.8)	—	—	—	(12.8)
Stock based compensation	—	—	27.4	—	—	—	27.4
Dividends ($0.35 per share)	—	—	—	(125.1)	—	—	(125.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Distribution to noncontrolling interests	—	—	—	—	—	(18.2)	(18.2)
Balance as of December 31, 2017	351.0	$3.5	$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
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
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. Included in the Phosphates segment is our 35% economic interest in a joint venture that owns the Miski Mayo Phosphate Mine in Peru and our 25% interest in the Ma’aden Wa’ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture we formed with Saudi Arabian Mining Company (“Ma’aden”) and Saudi Basic Industries Corporation (“SABIC”) to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. Once operational, we will market approximately 25% of the MWSPC production.
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
Our International Distribution business segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in several key non-U.S. countries, including Brazil, Paraguay, India and China. We also have a single superphosphate plant in Brazil that produces crop nutrients by mixing sulfuric acid with phosphate rock. On December 17, 2014, we completed the acquisition of Archer Daniels Midland Company’s (“ADM”) fertilizer distribution business in Brazil and Paraguay for $301.7 million, including $47.9 million related to a reduction of the working capital acquired, which is reflected in our Consolidated Financial Statements in 2015. Our International Distribution segment serves as a distribution outlet for our Phosphates and Potash segments, but also purchases and markets products from other suppliers, generally to complement the sales of our production.
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
Accounting Estimates
Preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations (“ARO”), the costs of our employee benefit obligations for pension plans and postretirement benefits, income tax-related accounts, including the valuation allowance against deferred income tax assets, inventory valuation and accruals for pending legal and environmental matters. Actual results could differ from these estimates.
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
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $142.0 million, $121.6 million and $281.2 million during 2017, 2016 and 2015, respectively.
We have approximately $127 million of assets recorded as of December 31, 2017 related to PIS and Cofins, which is a Brazilian federal value-added tax, and income tax credits mostly earned in 2009 through 2017 that we believe will be realized through paying income taxes, paying other federal taxes, or receiving cash refunds. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which are probable of collection. Information regarding PIS and Cofins taxes already audited is included in Note 21 of our Notes to Consolidated Financial Statements.
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
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers primarily in the Midwest and Southeast. Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2017 and 2016, $37.8 million and $68.1 million, respectively, of accounts receivable were due from Canpotex. During 2017, 2016, and 2015, sales to Canpotex were $700.6 million, $604.5 million and $1.1 billion, respectively.
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
Depletion expenses for mining operations, including mineral reserves, are generally determined using the units-of-production method based on estimates of recoverable reserves. Depreciation is computed principally using the straight-line method and units-of-production method over the following useful lives: machinery and equipment three to 25 years, and buildings and leasehold improvements three to 40 years.
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
We have worked extensively to ensure the mechanical integrity of our fixed assets in order to help prolong their useful lives, while helping to improve asset utilization and potential cash preservation. As a result, we completed an in-depth review of our fixed assets and concluded that for certain assets, we would make a change to the units-of-production depreciation method from the straight-line method to better reflect the pattern of consumption of those assets. We also determined the expected lives of certain mining and production equipment and reserves were longer than the previously estimated useful lives used to determine depreciation in our financial statements. As a result, effective January 1, 2017, we changed our estimates of the useful lives and method of determining the depreciation of certain equipment to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimates reduced depreciation expense, thus increasing operating earnings, by approximately $65 million in 2017. Amounts may vary throughout the year due to changes in production levels.  As a result of this change and actions taken to prolong asset lives, we expect our maintenance expense to increase in the future.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment assessment involves management judgment and estimates of factors such as industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, tax rates and capital spending. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value.

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
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At December 31, 2017 and 2016, these structured accounts payable arrangements were $386.2 million and $128.8 million, respectively.
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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:

3. RECENTLY ISSUED ACCOUNTING GUIDANCE
Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires that a statement of cash flows explain the change during the related period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us beginning January 1, 2018, and early adoption is permitted. We adopted this standard in the first quarter of 2017 and applied the new guidance on a retrospective basis to all periods presented. Accordingly, on the Consolidated Statements of Cash Flows we reclassified $40.9 million, $38.3 million and $860.7 million from investing activities to the beginning-of-period cash and cash equivalents balance for the December 31, 2017, 2016 and 2015 periods, respectively.
Pronouncements Issued But Not Yet Adopted
In May 2014, the FASB issued guidance addressing how revenue is recognized from contracts with customers and related disclosures. This standard supersedes existing revenue recognition requirements and most industry-specific guidance. We adopted this new standard on January 1, 2018 and utilized the modified retrospective adoption method by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.
We have reviewed our sales contracts and practices as compared to the new guidance and are substantially complete with our implementation of the accounting and disclosure requirements of the new standard. To prepare for implementation of the new standard, we modified arrangements and systems to ensure that revenue will be recognized at the time control of product transfers to the customer and all other revenue recognition criteria are met. These modifications do not represent significant changes to our business practices.
The new standard will have no cash impact and will not affect the economics of our underlying customer contracts. Based on the evaluation of our current contracts, most revenue will be recorded consistently under both the current and new revenue standards. However, the new revenue standard will accelerate the timing of revenue recognition for certain North American sales arrangements as it requires emphasis on transfer of control rather than risks and rewards. For example, under current revenue practices, we typically wait for risk of loss to be assumed by the customer before recognizing revenue, which generally occurs later than when control is transferred. The cumulative impact of our accelerated revenue recognition under the new revenue standard is expected to result in a net increase of $4.7 million to opening retained earnings as of January 1, 2018. We continue to analyze the impact of the new standard on the revenue accounting for our acquisition of Vale Fertilizantes, S.A.
We are revising our revenue recognition accounting policy and drafting new revenue disclosures to reflect the requirements of the new standard. We continue to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
In January 2016, the FASB issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for us beginning January 1, 2018, and early adoption is not permitted. We are currently evaluating this guidance, but do not it expect it will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. The FASB is currently considering relief from comparative period presentation. We have determined that we will not early adopt this standard, and that we will utilize initial calculational guidance for existing leases provided in the standard for use in the modified retrospective approach. We are currently gathering information about our lease arrangements, and are evaluating provisions of our leases against the recognition requirements of the new standard. Additionally, we have begun the process of implementing an information system solution and changes to internal procedures necessary to meet the requirements of the new standards. We continue to evaluate potential technology and process solutions and continue to work to determine the impact this guidance will have on our consolidated financial statements.
4. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2017	2016
Receivables
Trade	$563.6	$550.8
Non-trade	81.3	79.7
	644.9	630.5
Less allowance for doubtful accounts	2.3	2.7
	$642.6	$627.8
Inventories
Raw materials	$37.8	$42.9
Work in process	349.9	332.9
Finished goods	1,035.1	936.7
Final price deferred (a)	38.6	—
Operating materials and supplies	85.8	78.6
	$1,547.2	$1,391.1
Other current assets
Final price deferred(a)	$—	$31.6
Income and other taxes receivable	141.3	146.3
Prepaid expenses	69.0	99.9
Other	62.9	87.9
	$273.2	$365.7
Other assets
Restricted cash	$32.6	$31.3
MRO inventory	114.8	115.6
Marketable securities held in trust - restricted	628.0	611.0
Other	492.1	296.2
	$1,267.5	$1,054.1

	December 31,
(in millions)	2017	2016
Accrued liabilities
Accrued dividends	$12.1	$101.8
Payroll and employee benefits	159.5	142.9
Asset retirement obligations	98.1	102.0
Customer prepayments	140.4	145.6
Other	344.3	345.0
	$754.4	$837.3
Other noncurrent liabilities
Asset retirement obligations	$761.2	$747.9
Accrued pension and postretirement benefits	53.7	64.9
Unrecognized tax benefits	33.5	27.2
Other	119.4	112.9
	$967.8	$952.9
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

Interest expense, net was comprised of the following in 2017, 2016 and 2015:

	Years Ended December 31,
(in millions)	2017	2016	2015
Interest income	$33.2	$28.2	$35.8
Less interest expense	171.3	140.6	133.6
Interest expense, net	$(138.1)	$(112.4)	$(97.8)
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2017	2016
Land	$245.9	$237.3
Mineral properties and rights	3,540.4	3,413.2
Buildings and leasehold improvements	2,473.0	2,302.8
Machinery and equipment(a)	7,933.5	7,226.3
Construction in-progress	1,793.0	1,737.6
	15,985.8	14,917.2
Less: accumulated depreciation and depletion	6,274.1	5,718.7
	$9,711.7	$9,198.5
______________________________

(a)	Includes assets under capital leases of approximately $345 million and $72 million as of December 31, 2017 and 2016, respectively.

Depreciation and depletion expense was $659.4 million, $703.8 million and $732.2 million for 2017, 2016 and 2015, respectively. Capitalized interest on major construction projects was $23.9 million, $38.5 million and $36.1 million for 2017, 2016 and 2015.
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years Ended December 31,
(in millions)	2017	2016	2015
Net earnings attributable to Mosaic	$(107.2)	$297.8	$1,000.4
Basic weighted average number of shares outstanding attributable to common stockholders	350.9	350.4	358.5
Dilutive impact of share-based awards	—	1.3	1.8
Diluted weighted average number of shares outstanding	350.9	351.7	360.3
Basic net earnings per share	$(0.31)	$0.85	$2.79
Diluted net earnings per share	$(0.31)	$0.85	$2.78
A total of 3.5 million shares for 2017, 3.0 million shares for 2016, and 2.2 million shares for 2015 of common stock subject to issuance upon exercise of stock awards have been excluded from the calculation of diluted EPS because the effect would be anti-dilutive.
7. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Cash paid (received) during the period for:
Interest	$178.9	$163.0	$162.3
Less amount capitalized	23.9	38.5	36.1
Cash interest, net	$155.0	$124.5	$126.2
Income taxes	$(70.1)	$(65.4)	$193.3
Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $11.1 million, $43.7 million and $(21.9) million for 2017, 2016, and 2015 respectively.
We accrued $12.1 million related to the dividends declared in 2017 that will be paid in 2018. At December 31, 2016, we had accrued dividends of $96.3 million which were paid in 2017.
On October 24, 2017, a lease financing transaction was completed with respect to an articulated tug and barge unit that is being used to transport ammonia for our operations. As described in more detail in Note 22, we had provided bridge loans to a consolidated affiliate for construction of the unit, and that entity also received construction loans from a joint venture in which we hold a 50% interest. Following the application of proceeds from the transaction, all outstanding construction loans to the joint venture entity, together with accrued interest, were repaid. See Note 22 for additional details.
We had non cash investing and financing transactions related to assets acquired under capital leases in 2017, of $267.9 million.
Depreciation, depletion and amortization includes $659.4 million, $703.8 million, and $732.2 million related to depreciation and depletion of property, plant and equipment, and $6.1 million, $7.4 million, and $7.6 million related to amortization of intangible assets for 2017, 2016, and 2015, respectively.
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
A summary of our equity-method investments, which were in operation as of December 31, 2017, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
Miski Mayo Mine	35.0%
MWSPC	25.0%
Canpotex	36.2%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Years Ended December 31,
(in millions)	2017	2016	2015
Net sales	$2,871.2	$2,307.9	$3,787.4
Net earnings	95.3	11.9	30.2
Mosaic’s share of equity in net earnings (loss)	16.7	(15.4)	(2.4)
Total assets	8,623.6	8,665.4	6,745.4
Total liabilities	5,971.9	6,310.1	4,698.6
Mosaic’s share of equity in net assets	712.8	651.5	589.3
The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is due to an excess amount paid over the book value of the Miski Mayo Mine. The excess relates to phosphate rock reserves adjusted to fair value in relation to the Miski Mayo Mine. The excess amount is amortized over the estimated life of the phosphate rock reserves and is net of related deferred income taxes. There is also a difference related to the July 1, 2016, equity contribution of $120 million we made to MWSPC representing the remaining liability for our portion of mineral rights value transferred to MWSPC from Ma’aden. As of December 31, 2017, MWSPC represented 84% of the total assets and 84% of the total liabilities in the table above. MWSPC commenced ammonia operations in late 2016 and pre-commissioning production of finished phosphate products began in 2017. In 2017 our share of equity in the net earnings was $32 million. Their earnings for the periods ended December 31, 2016 and 2015 were immaterial.
MWSPC is developing a mine and two chemical complexes that are presently expected to produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. We currently estimate that the cost to develop and construct the integrated phosphate production facilities (the “Project”) will approximate $8.0 billion, which we expect to be funded primarily through investments by us, Ma’aden and SABIC (together, the “Project Investors”), and through borrowing arrangements and other external project financing facilities (“Funding Facilities”). The production facilities are expected to have a capacity of approximately 3.5 million tonnes of finished product per year. Ammonia operations commenced in late 2016 and pre-commissioning production of finished phosphate products began in 2017. We will market approximately 25% of the production of the joint venture.
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

(c)
Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”). Our proportionate share of amounts covered by the DSU Commitment is not anticipated to exceed approximately $200 million. The fair value of the DSU Commitment at December 31, 2017 is not material.

(d)
From the earlier of the Project completion date or June 30, 2020, to the extent there is a shortfall in the amounts available to pay Scheduled Debt Service, depositing for the payment of Scheduled Debt Service an amount up to the respective amount of certain shareholder tax amounts, and severance fees under MWSPC’s mining license, paid within the prior 36 months by MWSPC on behalf of the Project Investors, if any.

In January 2016, MWSPC received approval from the Saudi Industrial Development Fund (“SIDF”) for loans in the total amount of approximately $1.1 billion for the Project, subject to the finalization of definitive agreements. In 2017, MWSPC entered into definitive agreements with SIDF to draw up to $560 million from the total SIDF-approved amount (the “SIDF Loans”). We anticipate that, in connection with the SIDF Loan facility, we and MWSPC will undertake obligations in addition to the current Equity Commitments, the Additional Cost Overrun Commitment and the DSU Commitment, including a guarantee by us in the amount of our proportionate share of the SIDF Loans (expected to be approximately $140 million).
We currently estimate that our cash investment in the Project, including our share of the Equity Commitments, our payments for mineral rights, and the amount we have invested to date, will approximate $840 million. As of December 31, 2017, our investment was $770 million. We expect our future cash contributions to be approximately $70 million.
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
The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2017 and 2016, are as follows:

(in millions)	Phosphates	Potash	International Distribution	Total
Balance as of December 31, 2015	$492.4	$984.7	$118.2	$1,595.3
Foreign currency translation	—	28.9	6.7	35.6
Balance as of December 31, 2016	492.4	1,013.6	124.9	1,630.9
Foreign currency translation	—	63.3	(0.6)	62.7
Balance as of December 31, 2017	$492.4	$1,076.9	$124.3	$1,693.6
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
As of October 31, 2017, we performed our annual quantitative assessment. In performing our assessment, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow (“DCF”) method. The income approach utilized the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, for revenue, operating income and other factors (such as working capital and capital expenditures for each reporting unit). To determine if the fair value of each of our reporting units with goodwill exceeded its carrying value, we assumed sales volume growth rates based on our long-term expectations, our internal selling prices and raw material prices for years one through five, which were anchored in projections from CRU International Limited, an independent third party data source. Selling prices and raw material prices for years six and beyond were based on anticipated market growth. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”), determined from relevant market comparisons. A terminal value growth rate of 2% to 2.25% was applied to the final year of the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair values for the three reporting units, to our October 31, 2017 total public market capitalization, based on our common stock price at that date.
In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the WACC, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions including, among other things, a perception of oversupply in both Phosphates and Potash. Based on our 2017 annual impairment test, no reporting units were considered at risk of impairment.
Based on our quantitative evaluation at October 31, 2017, we determined that our Phosphates and Potash reporting units had estimated fair values in excess of their carrying values. As a result, we concluded that the goodwill assigned to the Phosphates and Potash reporting units was not impaired, but could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. As a result of our analysis, we did not take a goodwill impairment charge.
The International Distribution reporting unit was evaluated and not considered at risk of goodwill impairment as of October 31, 2017.
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
Of the factors discussed above, WACC is more sensitive than others. Assuming that all other components of our fair value estimate remain unchanged, a change in the WACC would have the following effect on estimated fair values in excess of carrying values:

	Sensitivity Analysis - Percent of Fair Values in Excess of Carrying Values
	Current WACC	WACC Decreased by 50 Basis Points	WACC Decreased by 25 Basis Points	WACC Increased by 25 Basis Points	WACC Increased by 50 Basis Points
Phosphates Reporting Unit	18.5%	26.8%	22.7%	14.2%	9.7%
Potash Reporting Unit	8.5%	17.8%	13.2%	3.8%	(1.2)%
As of December 31, 2017, $160.5 million of goodwill was tax deductible.

10. FINANCING ARRANGEMENTS
Mosaic Credit Facility
On November 18, 2016, we entered into a new unsecured five-year credit facility of up to $2.72 billion (the “Mosaic Credit Facility”), which includes a $2.0 billion revolving credit facility and a $720 million term loan facility (the “Term Loan Facility”). The Mosaic Credit Facility is intended to serve as our primary senior unsecured bank credit facility. It increased, extended and replaced our prior unsecured credit facility, which consisted of a revolving facility of up to $1.5 billion (the “Prior Credit Facility”). Letters of credit outstanding under the Prior Credit Facility in the amount of approximately $18.3 million became letters of credit under the Mosaic Credit Facility. The maturity date of the Mosaic Credit Facility, including final maturity of the term loan thereunder, is November 18, 2021. The Term Loan Facility is described below under “Long-Term Debt, including Current Maturities.”
The Mosaic Credit Facility has cross-default provisions that, in general, provide that a failure to pay principal or interest under any one item of other indebtedness in excess of $50 million or $75 million for multiple items of other indebtedness, or breach or default under such indebtedness that permits the holders thereof to accelerate the maturity thereof, will result in a cross-default.
The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0 as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of December 31, 2017.
The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
As of December 31, 2017, we had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $15.4 million. At December 31, 2016, we had outstanding letters of credit of $15.7 million. The net available borrowings for revolving loans under the Mosaic Credit Facility as of December 31, 2017 and 2016 were approximately $1,984.6 million and $1,984.3 million, respectively. Unused commitment fees under the Mosaic Credit Facility and Prior Credit Facility accrued at an average annual rate of 0.164% for 2017 and 0.128% for 2016, and 0.125% for 2015, generating expenses of $3.3 million, $2.0 million and $1.9 million, respectively.
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of December 31, 2017, and various other short-term borrowings related to our international distribution activities. These other short-term borrowings outstanding were $6.1 million and $0.1 million as of December 31, 2017 and 2016, respectively.
We had additional outstanding bilateral letters of credit of $54.8 million as of December 31, 2017, which includes $50 million as required by the 2015 Consent Decrees as described further in Note 13 of our Consolidated Financial Statements.
Long-Term Debt, including Current Maturities
On November 13, 2017, we issued new senior notes consisting of $550 million aggregate principal amount of 3.250% senior notes due 2022 and $700 million aggregate principal amount of 4.050% senior notes due 2027 (collectively, the “Senior Notes of 2017”).
The Mosaic Credit Facility includes our Term Loan Facility, which replaced a prior unsecured term loan facility entered into on March 20, 2014 under which Mosaic previously borrowed an aggregate of $800 million in term loans, including $370 million in Term A-1 Loans with a final maturity date of September 18, 2017 and $430 million in Term A-2 Loans with a final maturity date of September 18, 2019 (the “Prior Term Loan Facility”). An aggregate of $720 million of Term A-1 Loans and Term A-2 Loans was outstanding on November 18, 2016 (the “Effective Date”). Mosaic borrowed the entire amount available under the Term Loan Facility on the Effective Date and the proceeds (the “Term Loan”) were used to prepay in full, without premium or penalty, the Prior Term Loan Facility.

Mosaic repaid 5.0% of the Term Loan amount on the first anniversary of the Effective Date and is required to repay 5% of the Term Loan amount on the second anniversary of the Effective Date, 7.5% on the third anniversary of the Effective Date, and 10.0% on the fourth anniversary of the Effective Date. The final maturity of the Term Loan Facility is November 18, 2021. Mosaic may prepay its outstanding Term Loan Facility at any time and from time to time, without premium or penalty. On January 17, 2018, we pre-paid $200 million of the outstanding Term Loan.
We have additional senior notes outstanding, consisting of (i) $900 million aggregate principal amount of 4.25% senior notes due 2023, $500 million aggregate principal amount of 5.45% senior notes due 2033, and $600 million aggregate principal amount of 5.625% senior notes due 2043 (collectively, the “Senior Notes of 2013”); and (ii) $450 million aggregate principal amount of 3.750% senior notes due 2021 and $300 million aggregate principal amount of 4.875% senior notes due 2041 (collectively, the “Senior Notes of 2011”).
The Senior Notes of 2011, the Senior Notes of 2013 and the Senior Notes of 2017 are Mosaic’s senior unsecured obligations and rank equally in right of payment with Mosaic’s existing and future senior unsecured indebtedness. The indenture governing these notes contains restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as other events of default.
Two debentures issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”) and the second due in 2028 (the “2028 Debentures”), remain outstanding with balances of $89.0 million and $147.1 million, respectively, as of December 31, 2017. The 2018 Debentures are due on August 1, 2018 and will be paid off at maturity. The indentures governing the 2018 Debentures and the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as events of default. The obligations under the 2018 Debentures and the 2028 Debentures are guaranteed by the Company and several of its subsidiaries.
Long-term debt primarily consists of term loans, secured notes, unsecured notes, unsecured debentures and capital leases. Long-term debt as of December 31, 2017 and 2016, respectively, consisted of the following:

(in millions)	December 31, 2017 Stated Interest Rate	December 31, 2017 Effective Interest Rate	Maturity Date	December 31, 2017 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2017 Carrying Value	December 31, 2016 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2016 Carrying Value
Unsecured notes	3.25% - 5.63%	5.01%	2021- 2043	4,000.0	—	(8.5)	3,991.5	2,750.0	—	(8.0)	2,742.0
Unsecured debentures	7.30% - 7.38%	7.08%	2018- 2028	236.1	1.4	—	237.5	236.1	1.9	—	238.0
Term loan(a)	Libor plus 1.25%	Variable	2021	684.0	—	—	684.0	720.0	—	—	720.0
Capital leases	2.24% - 19.95%	4.00%	2019- 2030	326.6	—	—	326.6	65.7	—	—	65.7
Consolidated related party debt(b)	Libor plus 1.125%	Variable	2017	—	—	—	—	53.7	—	—	53.7
Other(c)	2.50% - 9.98%	6.39%	2019- 2023	(18.0)	—	—	(18.0)	(1.3)	—	—	(1.3)
Total long-term debt				5,228.7	1.4	(8.5)	5,221.6	3,824.2	1.9	(8.0)	3,818.1
Less current portion				344.2	0.4	(1.1)	343.5	39.3	0.5	(1.0)	38.8
Total long-term debt, less current maturities				$4,884.5	$1.0	$(7.4)	$4,878.1	$3,784.9	$1.4	$(7.0)	$3,779.3
______________________________

(a)	Term loan facility is pre-payable.

(b)	For further discussion of this transaction, see Note 22 of our Notes to Consolidated Financial Statements.

(c)	Includes deferred financing fees related to our long term debt.
Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2018	$343.5
2019	84.0
2020	89.0
2021	793.5
2022	565.4
Thereafter	3,346.2
Total	$5,221.6
11. MARKETABLE SECURITIES HELD IN TRUSTS

In August 2016, Mosaic deposited $630 million into two trust funds (together, the “RCRA Trusts”) created to provide additional financial assurance for the estimated costs (“Gypstack Closure Costs”) of closure and long-term care of our Florida and Louisiana phosphogypsum management systems (“Gypstacks”), as described further in Note 13 of our Notes to Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the year ended December 31, 2017.
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
The estimated fair value of the investments in the RCRA Trusts is as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	186.1	0.4	(2.2)	184.3
Municipal bonds	184.5	0.5	(2.7)	182.3
U.S. government bonds	261.7	—	(4.4)	257.3
Total	$633.5	$0.9	$(9.3)	$625.1

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	180.2	—	(4.3)	175.9
Municipal bonds	180.9	—	(6.6)	174.3
U.S. government bonds	257.4	0.1	(0.3)	257.2
Total	$619.7	$0.1	$(11.2)	$608.6
The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$44.3	$(0.3)	$163.7	$(4.3)
Municipal bonds	64.5	(0.5)	162.7	(6.6)
U.S. government bonds	255.0	(4.4)	202.3	(0.3)
Total	$363.8	$(5.2)	$528.7	$(11.2)

	December 31, 2017		December 31, 2016
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$100.4	$(1.9)	$—	$—
Municipal bonds	83.3	(2.2)	—	—
U.S. government bonds	—	—	—	—
Total	$183.7	$(4.1)	$—	$—
______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of December 31, 2017 and December 31, 2016.

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of December 31, 2017. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

December 31, 2017
Due in one year or less	$28.4
Due after one year through five years	367.8
Due after five years through ten years	181.0
Due after ten years	46.7
Total debt securities	$623.9
Realized gains and (losses), which were determined on a specific identification basis, were $4.7 million and $(3.5) million, respectively, for the twelve months ended December 31, 2017 and $0.2 million and $(10.5) million, respectively, for the twelve months ended December 31, 2016.
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
The provision for income taxes for 2017, 2016 and 2015, consisted of the following:

	Years Ended December 31,
(in millions)	2017	2016	2015
Current:
Federal	$(167.6)	$(41.7)	$61.9
State	14.9	(15.9)	7.1
Non-U.S.	31.0	94.9	(26.5)
Total current	(121.7)	37.3	42.5
Deferred:
Federal	602.3	(147.9)	(38.0)
State	(39.9)	3.9	(19.5)
Non-U.S.	54.2	32.5	114.1
Total deferred	616.6	(111.5)	56.6
(Benefit from) provision for income taxes	$494.9	$(74.2)	$99.1

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
United States earnings (loss)	$(82.5)	$(96.4)	$676.0
Non-U.S. earnings	456.5	338.8	427.3
Earnings from consolidated companies before income taxes	$374.0	$242.4	$1,103.3
Computed tax at the U.S. federal statutory rate of 35%	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(0.1)%	(6.1)%	(0.5)%
Percentage depletion in excess of basis	(13.2)%	(34.4)%	(11.0)%
Impact of non-U.S. earnings	(46.9)%	(4.0)%	(13.6)%
Change in valuation allowance	148.8%	7.7%	(0.1)%
Resolution of uncertain tax positions	—%	(34.9)%	—%
Share-based excess cost/(benefits)	2.0%	2.2%	—%
Other items (none in excess of 5% of computed tax)	6.7%	3.9%	(0.8)%
Effective tax rate	132.3%	(30.6)%	9.0%
2017 Effective Tax Rate
In the year ended December 31, 2017, there are three types of items impacting the effective tax rate; 1) items attributable to ordinary business operations during the year, 2) other items specific to the period, and 3) impacts recorded due to the enactment of the U.S. Tax Cuts and Jobs Act (“The Act”).
The tax impact of our ordinary business operations is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Tax expense specific to the period included a cost of $15.1 million related to a $10.4 million pre-tax charge resulting from the resolution of a royalty matter with the government of Saskatchewan and related royalty impacts, a $7.5 million cost related to share-based compensation, and an expense of $6.7 million related to the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, offset by a $14.9 million U.S. state deferred benefit and other miscellaneous benefits of $6.1 million.
2017 Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, The Act was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete (“Provisional Estimates”). The Provisional Estimates must be finalized within a one-year measurement period. We recorded Provisional Estimates of the impact of The Act of $457.5 million related to several key changes in the law.
First, The Act imposes a one-time tax on “deemed” repatriation of foreign subsidiaries’ earnings and profits. The repatriation resulted in an estimated non-cash charge of $107.7 million. The charge was offset by a $202.6 million, non-cash reduction in the deferred tax liability related to certain undistributed earnings.
Second, we recognized a $2.3 million non-cash, deferred tax benefit related to the reduction of the U.S. federal rate from 35 percent to 21 percent.
Third, The Act significantly modifies the U.S. taxation of foreign earnings and the treatment of the related foreign tax credits. As a result of these changes, we have recorded valuation allowances against our foreign tax credits and our anticipatory foreign tax credits of $105.8 million and $440.3 million, respectively.

Fourth, The Act repeals the corporate alternative minimum tax, or AMT, system and allows for the cash refund of excess AMT credits. The refundable AMT amounts are subject to a set of federal budgeting rules where a certain portion of the refundable amount will be permanently disallowed (the “Sequestration Rules”). We estimate that we will receive a cash refund of $121.5 million net of an $8.6 million charge related to the Sequestration Rules. The estimated refundable AMT credit is included in other noncurrent assets.
The final impacts of The Act may differ from these provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of The Act.
The Act introduced a new category of taxable income called global intangible low-taxed income (“GILTI”). No provisional estimates were recorded for GILTI since we have not completed our full analysis of that provision of The Act. We have not yet elected an accounting policy to record any GILTI liabilities as either deferred tax items or as period costs.
2016 Effective Tax Rate
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

2015 Effective Tax Rate
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

Significant components of our deferred tax liabilities and assets as of December 31 were as follows:

	December 31,
(in millions)	2017	2016
Deferred tax liabilities:
Depreciation and amortization	$864.2	$960.5
Depletion	260.9	336.7
Partnership tax basis differences	67.6	111.0
Undistributed earnings of non-U.S. subsidiaries	15.0	213.8
Other liabilities	150.6	47.1
Total deferred tax liabilities	$1,358.3	$1,669.1
Deferred tax assets:
Alternative minimum tax credit carryforwards	$46.8	$244.7
Capital loss carryforwards	0.1	6.3
Foreign tax credit carryforwards	322.9	525.6
Net operating loss carryforwards	112.0	204.3
Pension plans and other benefits	2.1	15.4
Asset retirement obligations	174.1	256.2
Deferred revenue	252.0	—
Other assets	169.7	274.4
Subtotal	1,079.7	1,526.9
Valuation allowance	584.1	30.6
Net deferred tax assets	495.6	1,496.3
Net deferred tax liabilities	$(862.7)	$(172.8)
We have certain entities that are taxed in both their local currency jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2017 and 2016, these non-U.S. deferred taxes are offset by approximately $440.3 million and $410.1 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above. As of December 31, 2017, due to The Act we have recorded a valuation allowance of $440.3 million against the anticipated foreign tax credits.
As of December 31, 2017, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $46.8 million plus an additional $121.5 million of alternative minimum tax credits that we estimate will be refundable due to The Act, net operating losses of $480.8 million, foreign tax credits of $322.9 million and $9.2 million of non-U.S. business credits. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. As discussed above, we estimate that $121.5 million of the alternative minimum tax credit carryforwards will be refunded while the remaining $46.8 million are expected to be utilized to offset future U.S. federal tax liabilities. Approximately $204.9 million of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The majority of the remaining net operating loss carryforwards relate to certain U.S. states and can be carried forward for 20 years. Of the $322.9 million of foreign tax credits, approximately $39.1 million have an expiration date of 2023 and approximately $237.0 million have an expiration date of 2026. The realization of our foreign tax credit carryforwards is dependent on market conditions, tax law changes, and other business outcomes including our ability to generate certain types of taxable income. As a result of changes in U.S. tax law due to The Act, the Company has recorded valuation allowances against its foreign tax credits of $105.8 million.
The Act imposes a one-time tax on the “deemed” repatriation of foreign subsidiaries’ earnings and profits and establishes an exemption from U.S. tax for future dividends from foreign subsidiaries. As such, we are only subject to withholding tax on the actual repatriation of non-U.S. earnings. As of December 31, 2017, the company has recorded a $15 million deferred tax liability associated with the future repatriation of $300 million of undistributed earnings of non-U.S. subsidiaries.

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
For the year ended December 31, 2017, the valuation allowance increased by $553.5 million, of which $546.1 million related to changes in the U.S. tax law imposed by The Act with the remaining amount due to the conclusion we are not more likely than not to use attributes at a Netherlands subsidiary.
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
As of December 31, 2017, we had $39.3 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $21.0 million of that amount. During 2017, we recorded gross increases in our uncertain tax positions of $10.7 million related to certain U.S. and non-U.S. tax matters, of which $8.2 million impacted the effective tax rate. This increase was offset by items not included in gross uncertain tax positions.
Based upon the information available as of December 31, 2017, it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, the change cannot reasonably be estimated.

	Years Ended December 31,
(in millions)	2017	2016	2015
Gross unrecognized tax benefits, beginning of period	$27.1	$98.6	$100.6
Gross increases:
Prior period tax positions	1.9	13.5	18.4
Current period tax positions	8.5	6.9	1.1
Gross decreases:
Prior period tax positions	—	(91.6)	(20.2)
Currency translation	1.8	(0.3)	(1.3)
Gross unrecognized tax benefits, end of period	$39.3	$27.1	$98.6
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2017 and 2016 are $4.1 million and $3.2 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.

We operate in multiple tax jurisdictions, both within the United States and outside the United States, and face audits from various tax authorities regarding transfer pricing, deductibility of certain expenses, and intercompany transactions, as well as other matters. With few exceptions, we are no longer subject to examination for tax years prior to 2010.
We are currently under audit by the U.S. Internal Revenue Service for tax years ended December 31, 2014 and December 31, 2015 and by the Canada Revenue Agency for tax years ended May 31, 2013 and December 31, 2013. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations other than the amounts discussed above.
13. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
We recognize our estimated asset retirement obligations (“AROs”) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long lived asset. We depreciate the tangible asset over its estimated useful life. The liability is adjusted in subsequent periods through accretion expense which represents the increase in the present value of the liability due to the passage of time. Such depreciation and accretion expenses are included in cost of goods sold for operating facilities and other operating expense for indefinitely closed facilities.
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
A reconciliation of our AROs is as follows:

	Years Ended December 31,
(in millions)	2017	2016
AROs, beginning of period	$849.9	$841.6
Liabilities incurred	27.1	28.0
Liabilities settled	(64.8)	(67.4)
Accretion expense	25.7	40.4
Revisions in estimated cash flows	15.7	5.8
Foreign currency translation	5.7	1.5
AROs, end of period	859.3	849.9
Less current portion	98.1	102.0
	$761.2	$747.9
Gypstack Closure Costs
A majority of our ARO relates to Gypstack Closure Costs. For financial reporting purposes, we recognize our estimated Gypstack Closure Costs at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2017 and December 31, 2016, the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $529.7 million and $527.1 million, respectively.
As discussed below, we have arrangements to provide financial assurance for the estimated Gypstack Closure Costs associated with our facilities in Florida and Louisiana.

EPA RCRA Initiative. On September 30, 2015, we and our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), reached agreements with the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Florida Department of Environmental Protection (“FDEP”) and the Louisiana Department of Environmental Quality on the terms of two consent decrees (collectively, the “2015 Consent Decrees”) to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. This followed a 2003 announcement by the EPA Office of Enforcement and Compliance Assurance that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. As discussed below, a separate consent decree was previously entered into with EPA and the FDEP with respect to RCRA compliance at the Plant City, Florida phosphate concentrates facility (the “Plant City Facility”) that we acquired as part of our acquisition (the “CF Phosphate Assets Acquisition”) of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. (“CF”).
The 2015 Consent Decrees became effective on August 5, 2016 and require the following:

•	Payment of a cash penalty of approximately $8.0 million, in the aggregate, which was made in August 2016.

•	Payment of up to $2.2 million to fund specific environmental projects unrelated to our facilities, substantially all of which was paid in 2016 and 2017.

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $200 million in the aggregate.

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed below and in Note 11 to our Consolidated Financial Statements. We also issued a $50.0 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.

As of December 31, 2017, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $1.4 billion and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $420 million.
In 2016 we deposited cash, in the total amount of $630 million, into the RCRA Trusts to provide financial assurance as required under the 2015 Consent Decrees. See Note 11 to our Consolidated Financial Statements. The amount deposited corresponds to a material portion of our estimated Gypstack Closure Costs ARO associated with the covered facilities.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provide sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”), currently in the amount of $245.6 million, reflecting our updated closure cost estimates.  The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. The balance in the Bonnie Facility Trust in $20.9 million as of December 31, 2017. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. We are also permitted to satisfy our financial assurance obligations with respect to the Bonnie and Plant City Facilities by means of alternative credit support, including surety bonds or letters of credit. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount held in the Bonnie Facility Trust.

As of December 31, 2017 and December 31, 2016, the aggregate amount of ARO associated with the Plant City and Bonnie Facilities that was included in our consolidated balance sheet was $97.7 million and $93.5 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
As part of the acquisition, we also assumed ARO related to land reclamation.
14. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity and freight prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, internal estimates or other external pricing sources. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, interest rates, commodity, and freight derivatives are immediately recognized in earnings. As of December 31, 2017 and 2016, the gross asset position of our derivative instruments was $15.6 million and $16.2 million, respectively, and the gross liability position of our liability instruments was $26.7 million and $17.3 million, respectively.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, as of December 31, 2017, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic’s intent to have floating rate debt as a portion of its outstanding debt, in December 2016 and the first quarter of 2017, we entered into four and five, respectively, fixed-to-floating interest rate swap agreements with a total notional amount of $310.0 million and $275.0 million, respectively, related to our Senior Notes due 2023.
In December 2016, we entered into forward starting interest rate swap agreements to hedge our exposure to changes in future interest rates related to an anticipated debt issuance to fund the cash portion of our planned acquisition of Vale Fertilizantes S.A. as described in Note 23. We did not apply hedge accounting treatment to these contracts and cash was settled at the time of pricing of the related debt. In November 2017, we completed the debt issuance and settled all of our outstanding pre-issuance interest rate swap agreements. These agreements had a negative impact on pre-tax earnings of approximately $12 million for the year ended December 31, 2017.
The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2017	December 31, 2016
Foreign currency derivatives	Foreign Currency	US Dollars	813.5	949.9
Interest rate derivatives	Interest Rate	US Dollars	585.0	410.0
Natural gas derivatives	Commodity	MMbtu	43.0	21.7

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that require us to post collateral. These provisions also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2017 and 2016 was $15.0 million and $6.0 million, respectively. We have not posted cash collateral in the normal course of business associated with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, we would be required to post an additional $14.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
15. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of December 31, 2017 and 2016, the gross asset position of our foreign currency derivative instruments was $15.4 million and $8.3 million, respectively, and the gross liability position of our foreign currency derivative instruments was $6.5 million and $14.6 million, respectively.
Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities are for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of December 31, 2017 and 2016, the gross asset position of our commodity derivative instruments was $0.1 million and $6.3 million, respectively, and the gross liability position of our commodity derivative instruments was $17.9 million and $1.3 million, respectively.
Interest Rate Derivatives—We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of interest expense. As of December 31, 2017 and 2016, the gross asset position of our interest rate swap instruments was $0.1 million and $1.6 million, respectively, and the gross liability position of our interest rate swap instruments was $2.3 million and $1.4 million, respectively.

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$2,153.5	$2,153.5	$673.1	$673.1
Accounts receivable	642.6	642.6	627.8	627.8
Accounts payable	540.9	540.9	471.8	471.8
Structured accounts payable arrangements	386.2	386.2	128.8	128.8
Short-term debt	6.1	6.1	0.1	0.1
Long-term debt, including current portion	5,221.6	5,431.8	3,818.1	3,854.8
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
Our more significant guarantees and indemnities are as follows:
Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of December 31, 2017, we have estimated the maximum potential future payment under the guarantees to be $68.1 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of December 31, 2017 and 2016.
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
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Retiree Health Plans are unfunded and the projected benefit obligation was $41.3 million and $44.9 million as of December 31, 2017 and 2016, respectively. The related income statement effects of the Retiree Health Plans are not material to the Company.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Years Ended December 31,
(in millions)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of period	$713.5	$731.2
Service cost	5.9	5.8
Interest cost	24.3	25.1
Actuarial loss	44.2	16.0
Currency fluctuations	24.0	9.7
Benefits paid	(45.8)	(84.9)
Plan Amendments	—	10.6
Projected benefit obligation at end of period	$766.1	$713.5
Change in plan assets:
Fair value at beginning of period	$715.6	$726.7
Currency fluctuations	25.9	10.1
Actual return	85.8	52.2
Company contribution	11.7	11.5
Benefits paid	(45.8)	(84.9)
Fair value at end of period	$793.2	$715.6
Funded status of the plans as of the end of period	$27.1	$2.1
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$41.1	$24.8
Current liabilities	(0.8)	(0.7)
Noncurrent liabilities	(13.2)	(22.0)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs	$20.8	$23.2
Actuarial loss	109.8	109.6
The accumulated benefit obligation for the defined benefit pension plans was $765.1 million and $712.1 million as of December 31, 2017 and 2016, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

	Pension Plans
(in millions)	Years Ended December 31,
	2017	2016	2015
Net Periodic Benefit Cost
Service cost	$5.9	$5.8	$6.5
Interest cost	24.3	25.1	30.1
Expected return on plan assets	(41.3)	(44.9)	(46.9)
Amortization of:
Prior service cost	2.3	1.7	1.6
Actuarial loss	2.8	5.0	6.2
Preliminary net periodic benefit cost (income)	$(6.0)	$(7.3)	$(2.5)
Curtailment/settlement expense	2.4	6.2	2.4
Total net periodic benefit cost (income)	$(3.6)	$(1.1)	$(0.1)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Prior service cost (credit) recognized in other comprehensive income	$(3.8)	$8.9	$(1.7)
Net actuarial loss (gain) recognized in other comprehensive income	(4.0)	(2.5)	3.4
Total recognized in other comprehensive income	$(7.8)	$6.4	$1.7
Total recognized in net periodic benefit (income) cost and other comprehensive income	$(11.4)	$5.3	$1.6
The estimated net actuarial (gain) loss and prior service cost (credit) for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $11.4 million.
The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the years ending December 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2018	$41.9	$4.2	$0.3
2019	42.9	4.0	0.3
2020	43.5	3.7	0.2
2021	44.3	3.4	0.2
2022	45.2	3.1	0.2
2023-2027	226.6	12.3	0.7
In 2018, we expect to contribute cash of at least $12.3 million to the pension plans to meet minimum funding requirements. Also in 2018, we anticipate contributing cash of $4.2 million to the postretirement medical benefit plans to fund anticipated benefit payments.
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
Fair Value Measurements of Plan Assets
The following tables provide fair value measurement, by asset class, of the Company’s defined benefit plan assets for both the U.S. and Canadian plans:

(in millions)	December 31, 2017
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$14.7	$14.7	$—	$—
Equity securities(a)	327.7	—	327.7	—
Fixed income(b)	447.8	—	447.8	—
Private equity funds	3.0	—	—	3.0
Total assets at fair value	$793.2	$14.7	$775.5	$3.0

(in millions)	December 31, 2016
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$10.7	$10.7	$—	$—
Equity securities(a)	257.3	—	257.3	—
Fixed income(b)	443.5	—	443.5	—
Private equity funds	4.1	—	—	4.1
Total assets at fair value	$715.6	$10.7	$700.8	$4.1
______________________________

(a)
This class, which includes several funds, was invested approximately 45% in U.S. equity securities, 25% in Canadian equity securities, and 30% in international equity securities as of December 31, 2017, and 44% in U.S. equity securities, 30% in Canadian equity securities, and 26% in international equity securities as of December 31, 2016.

(b)
This class, which includes several funds, was invested approximately 55% in corporate debt securities, 42% in governmental securities in the U.S. and Canada, and 3% in foreign entity debt securities as of December 31, 2017, and 61% in corporate debt securities, 37% in governmental securities in the U.S. and Canada, and 2% in foreign entity debt securities as of December 31, 2016.

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
Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans
	Years Ended December 31,
	2017	2016	2015
Discount rate	3.51%	3.97%	4.17%
Expected return on plan assets	5.54%	5.54%	5.66%
Rate of compensation increase	3.50%	3.50%	3.50%

Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans
	Years Ended December 31,
	2017	2016	2015
Discount rate	3.97%	4.17%	3.95%
Service cost discount rate (a)	4.02%	4.19%	n/a
Interest cost discount rate (a)	3.44%	3.45%	n/a
Expected return on plan assets	5.54%	5.66%	6.15%
Rate of compensation increase	3.50%	3.50%	3.50%
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
The expense attributable to defined contribution plans in the U.S. and Canada was $54.3 million, $51.1 million and $55.1 million for 2017, 2016 and 2015, respectively.
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
All other shares of our stock (approximately 128.8 million shares of our Class A Common Stock (“Class A Shares”) in the aggregate) received by the Exchanging Cargill Stockholders were subsequently repurchased by us or converted to regular shares of our Common Stock. Following these repurchases and conversions, there are no Class A Shares outstanding and none are authorized under our Restated Certificate of Incorporation.
Other Share Repurchases
In February of 2014, our Board of Directors authorized a $1.0 billion share repurchase program (the “2014 Repurchase Program”), allowing the Company to repurchase Class A Shares or shares of our Common Stock, through direct buybacks or in open market transactions. During 2014 under the 2014 Repurchase Program, 8,193,698 Class A Shares were repurchased under the agreements we entered into with certain Cargill family member trusts and 7,585,085 shares of Common Stock were repurchased on the open market for an aggregate of $727.3 million. During 2015 under this program, 2,560,277 shares of Common Stock were repurchased on the open market for an aggregate of $123.3 million.
In May 2015, our Board of Directors authorized a new $1.5 billion share repurchase program (the “2015 Repurchase Program”), allowing Mosaic to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date. In connection with this authorization, the remaining amount of $149.4 million authorized under the 2014 Repurchase Program was terminated.
During 2015, we repurchased 1,891,620 shares of Common Stock in the open market under the 2015 Repurchase Program for an aggregate of approximately $75.0 million. In May 2015 and February of 2016, also under the 2015 Repurchase Program, we entered into separate accelerated share repurchase transactions (“ASRs”) with financial institutions to repurchase shares of our Common Stock for up-front payments of $500 million and $75 million, respectively. For each ASR, the total number of shares delivered, and therefore the average price paid per share, were determined at the end of the ASR’s purchase period based on the volume-weighted average price of our Common Stock during that period, less an agreed discount. The shares received were retired in the period they were delivered, and each up-front payment is accounted for as a reduction to shareholders’ equity in our Condensed Consolidated Balance Sheet in the period the payment was made. Neither ASR was dilutive to our earnings per share calculation from its execution date through its settlement date. The unsettled portion of each ASR during that period met the criteria to be accounted for as a forward contract indexed to our Common Stock and qualified as an equity transaction.

Additional information relating to each ASR is shown below:

	Settlement Date	Shares Delivered	Average Price Per Share	ASR Amount
May 2015 ASR	July 28, 2015	11,106,847	$45.02	$500.0 million
February 2016 ASR	March 29, 2016	2,766,558	$27.11	$75.0 million
As of December 31, 2017, 15,765,025 shares of Common Stock have been repurchased under the 2015 Repurchase Program for an aggregate total of approximately $650 million, bringing the remaining amount that could be repurchased under this program to $850 million.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
19. SHARE-BASED PAYMENTS
The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Stock and Incentive Plan”) was approved by our shareholders and became effective on May 15, 2014 and permits up to 25 million shares of common stock to be issued under share-based awards granted under the plan. The 2014 Stock and Incentive Plan provides for grants of stock options, restricted stock, restricted stock units, performance units and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors, and independent contractors, as well as other designated individuals, are eligible to participate in the 2014 Stock and Incentive Plan.
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

	Years Ended December 31,
	2017	2016	2015
Weighted average assumptions used in option valuations:
Expected volatility	35.35%	42.54%	39.90%
Expected dividend yield	1.97%	3.86%	1.98%
Expected term (in years)	7	7	7
Risk-free interest rate	2.34%	1.65%	1.92%
A summary of the status of our stock options as of December 31, 2017, and activity during 2017, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	2.6	$51.11
Granted	0.4	30.42
Cancelled	(0.4)	$43.99
Outstanding as of December 31, 2017	2.6	$49.20	4.9	$—
Exercisable as of December 31, 2017	1.8	$56.34	3.6	$—
The weighted-average grant date fair value of options granted during 2017, 2016 and 2015 was $9.91, $8.37 and $17.87, respectively. There were no options exercised during 2017. The total intrinsic value of options exercised during 2016 and 2015 was $2.8 million and $7.3 million, respectively.
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
A summary of the status of our restricted stock units as of December 31, 2017, and activity during 2017, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2016	1.1	$40.38
Granted	0.5	28.93
Issued and cancelled	(0.4)	$47.64
Restricted stock units as of December 31, 2017	1.2	$33.10
Performance Units
During the year ended December 31, 2017, 455,740 total shareholder return (“TSR”) performance units were granted with a fair value of $28.02. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends (a measure of total shareholder return or TSR). The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any units to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control, and Committee or Board discretion as provided in the related award agreements.

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
A summary of the assumptions used to estimate the fair value of TSR performance units is as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted average assumptions used in performance unit valuations:
Expected volatility	34.26%	35.67%	24.86%
Expected dividend yield	1.97%	3.86%	1.98%
Expected term (in years)	3	3	3
Risk-free interest rate	1.60%	0.99%	1.05%

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
A summary of our performance unit activity during 2017 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2016	0.8	$41.36
Granted	0.5	28.02
Issued and cancelled	(0.2)	$57.20
Outstanding as of December 31, 2017	1.1	$33.26
Performance Based Cost Reduction Incentive Awards
During the year ended December 31, 2014, approximately 627,054 units of one-time, long-term incentive awards were issued to executive officers and other management employees tied to achieving target controllable operating costs savings of $228 million from 2013 levels by the end of 2016 (“measurement period”). The total grant-date fair value of these awards was equal to the market price of our stock at the date of grant, which was $49.17. During 2017, the awards were settled through the issuance of 934,346 shares of Mosaic common stock which was 150% of target, based on operating cost savings achieved during the measurement period. The market price of our stock was $31.42 at the date of issuance.
Share-Based Compensation Expense
We recorded share-based compensation expense of $28.0 million, $30.5 million and $41.8 million for 2017, 2016 and 2015, respectively. The tax benefit related to share exercises and lapses in the year was $9.7 million, $10.7 million and $13.8 million for 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $15.4 million of total unrecognized compensation cost related to options, restricted stock units and performance units and shares granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of options vested in 2017, 2016 and 2015 was $4.2 million, $4.5 million and $4.4 million, respectively.
There was no cash received from exercises of share-based payment arrangements for 2017. Cash received for 2016 and 2015 was $3.8 million and $5.3 million, respectively. In 2017, 2016 and 2015, we received a tax benefit for tax deductions from options of $14.0 million, $3.3 million and $8.9 million, respectively.
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
In 2013, we entered into an ammonia supply agreement with CF (the “CF Ammonia Supply Agreement”) that commenced in 2017, under which Mosaic agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032 at a price tied to the prevailing price of U.S. natural gas.
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
A schedule of future minimum long-term purchase commitments, based on expected market prices as of December 31, 2017, and minimum lease payments under non-cancelable operating leases as of December 31, 2017 is as follows:

(in millions)	Purchase Commitments	Operating Leases
2018	$2,417.7	$76.6
2019	677.7	58.3
2020	517.3	46.3
2021	494.7	40.9
2022	442.9	36.9
Subsequent years	2,659.4	51.1
	$7,209.7	$310.1
Rental expense for 2017, 2016 and 2015 was $114.0 million, $111.0 million and $104.1 million, respectively. Purchases made under long-term commitments in 2017, 2016 and 2015 were $1.9 billion, $1.6 billion and $2.5 billion, respectively.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of December 31, 2017, we had $476.0 million in surety bonds outstanding, of which $186.4 million is for reclamation obligations, primarily related to mining in Florida. In addition, included in this amount is $245.6 million, reflecting our updated closure cost estimates, delivered to EPA as a substitute for the financial assurance provided through the Plant City Trust. The remaining balance in surety bonds outstanding of $44.0 million is for other matters.
21. CONTINGENCIES
We have described below judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $35.1 million and $79.6 million, as of December 31, 2017 and 2016, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the active phosphogypsum stack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the FDEP and EPA and in October 2016 our subsidiary, Mosaic Fertilizer, entered into a consent order (the “Order”) with the FDEP relating to the incident under which Mosaic Fertilizer agreed to, among other things: implement a remediation plan to close the sinkhole; perform additional monitoring of the groundwater quality and act to assess and remediate in the event monitored off-site water does not comply with applicable standards as a result of the incident; evaluate the risk of potential future sinkhole formation at the New Wales facility and at Mosaic Fertilizer’s active Gypstack operations at the Bartow, Riverview and Plant City facilities with recommendations to address any identified issues; and provide financial assurance of no less than $40.0 million, which we have done without the need for any expenditure of corporate funds through satisfaction of a financial strength test and Mosaic parent guarantee. The Order did not require payment of civil penalties relating to the incident.
In 2016, we recorded expenses and related accruals of approximately $70.0 million, reflecting our estimated costs related to the sinkhole. At June 30, 2017 we accrued an additional $14.0 million, in part due to refinements in our estimates as repairs progressed and because we determined that a portion of the sinkhole was wider than previously estimated. As of December 31, 2017, we had incurred approximately $62.0 million in remediation and sinkhole-related costs and we estimate that the remaining cost to complete and implement the remediation plan and comply with our responsibilities under the Order as described above will be approximately $22.0 million. There are, however, uncertainties in estimating these costs. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the “CAA”) regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued an NOV to CF (the “CF NOV”) with respect to “New Source Review” compliance at the Plant City Facility’s sulfuric acid plants and the allegations in that NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in that NOV. We are negotiating the terms of a settlement with EPA that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  Based on the current status of the negotiations, we expect that our commitments will include an agreement to reduce our sulfur dioxide emissions over the next two to five years to comply with a sulfur dioxide ambient air quality standard enacted by EPA in 2010. In the event we are unable to finalize agreement on the terms of the settlement, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to “New Source Review” compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the CF NOV.
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
The South Pasture Extension. In November 2016 the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Tampa District Court”). The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service’s biological opinion and the Corps’ reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act (“CWA”), the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and violated the ESA by relying on the Service’s biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service’s biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are seeking relief including (i) declarations that the Corps’ decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service’s biological opinion violated applicable law and that the Corps’ reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic’s motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the defendants, filed answers to the amended complaint. On June 30, 2017, the plaintiffs filed a motion for summary judgment, arguing that the permit should not have been issued. On July 15, 2017, Mosaic filed a response in opposition to the plaintiffs’ motion, and on July 28, 2017, Mosaic filed its own motion for summary judgment. On December 14, 2017 the Tampa District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the government defendants, and denied the plaintiffs’ motion to supplement the administrative record. On February 12, 2018, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit of the Tampa District Court decision.
We believe the plaintiffs’ claims in this case are without merit and we intend to vigorously defend the Corps’ issuance of the South Pasture extension permit and the Service’s biological opinion. However, if the plaintiffs were to prevail in this case, we would be prohibited from continuing to mine the South Pasture extension, and obtaining new or modified permits could significantly delay our resumption of mining and could result in more onerous mining conditions. This could have a material effect on our future results of operations, reduce future cash flows from operations, and in the longer term, conceivably adversely affect our liquidity and capital resources.
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
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff’s current patent claims by the U.S. Patent and Trademark Office (the “PTO”). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company (“Shell”) filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff’s patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter parties reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff’s remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff’s remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision, and on June 7, 2016, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a final decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid.  On July 18, 2016, plaintiff appealed the Patent Trial and Appeal Board’s decision to the United States Court of Appeals for the Federal Circuit and on November 8, 2017, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board’s decision, resulting in no remaining claims against us. Plaintiff has stated that it plans to file a petition for a writ of certiorari with the United States Supreme Court following that decision. The stay in the Missouri District Court litigation is expected to remain in place during the appellate proceedings.
We believe that the plaintiff’s allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Tax Contingencies
Our Brazilian subsidiary is engaged in a number of judicial and administrative proceedings, including audits, relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $138.0 million. Approximately $109.0 million of the maximum potential liability relates to credits of PIS and Cofins, which is a Brazilian federal value added tax for the period from 2004 to 2016; while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings. If status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
22. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies from time to time. As of December 31, 2017 and 2016, the net amount due to our non-consolidated companies totaled $45.4 million and $21.7 million, respectively.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years Ended December 31,

(in millions)	2017	2016	2015
Transactions with non-consolidated companies included in net sales	$715.3	$623.1	$1,065.5
Transactions with non-consolidated companies included in cost of goods sold	750.2	552.9	805.9
We enter into transactions and agreements with certain of our consolidated companies from time to time. In November 2015 we agreed to provide funds to finance the purchase and construction of two articulated tug and barge units, intended to transport anhydrous ammonia for our operations, through a bridge loan agreement with Gulf Marine Solutions, LLC (“GMS”).  GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which we and a joint venture partner, Savage Companies (“Savage”) each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. A separate Savage subsidiary entered into agreements for the construction, utilizing funds borrowed from GMS. GMS provided these funds through draws on the Mosaic bridge loan, and through additional loans from Gulf Sulphur Services in the aggregate amount of $53.7 million.  We determined beginning in 2015 that we are the primary beneficiary of GMS, a variable interest entity, and at that time we consolidated GMS’s balance sheet and statement of earnings within our consolidated financial statements in our Phosphates segment.  For that reason, prior to their repayment in full in 2017, the outstanding Gulf Sulphur Services loans were included in long-term debt in our Consolidated Balance Sheets.
During 2016, construction of the second barge was cancelled at our instruction and as a result, we recognized a charge of $43.5 million that was included in other operating expense for the year ended December 31, 2016. Construction of the first barge and the two tugs continued as planned, and the first unit was delivered in 2017.  On October 24, 2017, a lease financing transaction was completed with respect to that completed unit, and following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At December 31, 2017, $73.2 million in bridge loans, which are eliminated in consolidation, were outstanding, relating to the cancelled barge and the remaining tug. Additional reserves against the bridge loan of approximately $10.7 million were recorded during 2017.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet.
23. ACQUISITION OF MOSAIC FERTILIZANTES P&K S.A.
On December 19, 2016, we entered into an agreement with Vale S.A. (“Vale”) and Vale Fertilizer Netherlands B.V. (“Vale Netherlands” and, together with Vale and certain of its affiliates, the “Sellers”) to acquire all of the issued and outstanding capital stock of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A., which we also refer to as Mosaic Fertilizantes), the entity that conducted Vale’s global phosphate and potash operations, for a purchase price of (i) $1.25 billion in cash and (ii) 42,286,874 shares of our Common Stock. The agreement was amended by a letter agreement dated December 28, 2017 to, among other things, reduce the cash portion of the purchase price to $1.15 billion and the number of shares to be issued to 34,176,574.
On January 8, 2018 we completed our acquisition (the “Acquisition”) of Mosaic Fertilizantes. The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital of Mosaic Fertilizantes, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share (“Common Stock”) which was valued at $26.92 at closing. The final purchase price is subject to determination of the actual working capital of Mosaic Fertilizantes at closing, a fair value determination of potential contingent consideration of up to $260 million, and evaluation of other consideration associated with assumed liabilities.
This acquisition allows us to expand our business in the fast-growing Brazilian agricultural market. Following the Acquisition, we are the leading fertilizer production and distribution company in Brazil. The assets we acquired include five Brazilian phosphate rock mines, four chemical plants, a potash mine in Brazil, the Sellers’ 40% economic interest in the joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru, in which we already held a 35% economic interest, and a potash project in Kronau, Saskatchewan.
On the closing date, we also entered into an investor agreement (“Investor Agreement”) with Vale and Vale Fertilizer Netherlands B.V. that governs certain rights of and restrictions on Vale, Vale Fertilizer Netherlands B.V. and their respective affiliates (the “Vale Stockholders”) in connection with the shares of our Common Stock they own as a result of the Acquisition. These include certain rights to designate two individuals to Mosaic’s board of directors. In connection with the closing of the Acquisition, our board of directors was increased by one director, with Vale designating a new director for appointment to the board. The Vale Stockholders are also subject to certain transfer and standstill restrictions. In addition, until the later of the third anniversary of the closing and the date on which our board of directors no longer includes any Vale designees, the Vale Stockholders will agree to vote their shares of our stock (i) with respect to the election of directors, in accordance with the recommendation of our board of directors and (ii) with respect to any other proposal or resolution, at their election, either in the same manner as and in the same proportion to all voting securities that are not beneficially held by the Vale Stockholders are voted, or in accordance with the recommendation of our board of directors. Also under the Investor Agreement, the Vale Stockholders will be entitled to certain demand and to customary piggyback registration rights, beginning on the second anniversary of the closing of the transaction.
We are in the process of finalizing the accounting of the purchase price of the assets acquired and liabilities assumed. Accordingly, the pro forma financial disclosures and preliminary purchase price allocation for the Acquisition have not been included in this Annual Report on Form 10-K for the year ended December 31, 2017 because the information necessary to complete the disclosure was not yet available. However, the majority of the purchase price is expected to be allocated to fixed assets and mineral reserves.

We recognized approximately $26 million of acquisition and integration costs that were expensed during 2017. These costs are included within selling, general and administrative in the Consolidated Statement of Earnings.
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

Segment information for the years 2017, 2016 and 2015 is as follows:

(in millions)	Phosphates	Potash	International Distribution	Corporate, Eliminations and Other	Total
Year Ended December 31, 2017
Net sales to external customers	$2,826.6	$1,836.5	$2,712.3	$34.0	$7,409.4
Intersegment net sales	762.6	16.1	1.0	(779.7)	—
Net sales	3,589.2	1,852.6	2,713.3	(745.7)	7,409.4
Gross margin	332.2	391.6	175.4	(56.4)	842.8
Canadian resource taxes	—	70.1	—	—	70.1
Gross margin (excluding Canadian resource taxes)	332.2	461.7	175.4	(56.4)	912.9
Operating earnings	191.6	281.3	96.1	(103.3)	465.7
Capital expenditures	401.0	371.6	33.1	14.4	820.1
Depreciation, depletion and amortization expense	338.0	287.2	17.1	23.2	665.5
Equity in net earnings (loss) of nonconsolidated companies	16.0	—	—	0.7	16.7
Year Ended December 31, 2016
Net sales to external customers	$2,928.4	$1,673.0	$2,532.5	$28.9	$7,162.8
Intersegment net sales	782.5	12.7	1.0	(796.2)	—
Net sales	3,710.9	1,685.7	2,533.5	(767.3)	7,162.8
Gross margin	349.8	256.6	146.2	57.4	810.0
Canadian resource taxes	—	101.1	—	—	101.1
Gross margin (excluding Canadian resource taxes)	349.8	357.7	146.2	57.4	911.1
Operating earnings	47.8	138.8	74.3	58.1	319.0
Capital expenditures	380.0	416.7	23.9	22.5	843.1
Depreciation, depletion and amortization expense	362.4	308.7	15.3	24.8	711.2
Equity in net earnings (loss) of nonconsolidated companies	0.2	(15.5)	(0.1)	—	(15.4)
Year Ended December 31, 2015
Net sales to external customers	$3,920.9	$2,437.9	$2,503.7	$32.8	$8,895.3
Intersegment net sales(a)	699.3	9.1	1.8	(710.2)	—
Net sales	4,620.2	2,447.0	2,505.5	(677.4)	8,895.3
Gross margin(a)	837.1	788.3	147.8	(55.3)	1,717.9
Canadian resource taxes	—	248.0	—	—	248.0
Gross margin (excluding Canadian resource taxes)	837.1	1,036.3	147.8	(55.3)	1,965.9
Operating earnings (loss)	653.5	641.7	68.4	(84.8)	1,278.8
Capital expenditures	526.8	431.5	22.5	19.5	1,000.3
Depreciation, depletion and amortization expense	389.3	310.7	13.8	26.0	739.8
Equity in net earnings (loss) of nonconsolidated companies	(3.4)	—	(0.5)	1.5	(2.4)
Total assets as of December 31, 2017	$7,700.6	$8,301.7	$1,709.2	$921.9	$18,633.4
Total assets as of December 31, 2016	7,679.7	7,777.9	1,477.1	(94.0)	16,840.7
Total assets as of December 31, 2015	8,369.8	8,363.9	1,695.6	(1,039.8)	17,389.5
______________________________

(a)
Certain intercompany sales within the Phosphates segment are recognized as revenue before the final price is determined. These transactions had the effect of increasing Phosphate segment revenues and gross margin by $36.3 million and $2.0 million, respectively, for the twelve months ended December 31, 2015. There were no intersegment sales of this type outstanding as of December 31, 2017 and December 31, 2016. Revenues and cost of goods sold on these Phosphates sales are eliminated in the “Corporate and Other” category similar to all other intercompany transactions.

Financial information relating to our operations by geographic area is as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Net sales(a):
Brazil	$2,199.0	$2,127.0	$2,137.9
Canpotex(b)	700.6	604.5	1,052.8
Canada	508.9	498.2	681.9
India	305.2	296.7	382.2
China	206.3	171.2	205.2
Mexico	131.8	125.0	153.9
Australia	147.0	121.0	138.6
Paraguay	113.8	106.6	89.9
Colombia	86.9	104.9	147.5
Japan	71.7	82.7	111.6
Peru	56.9	68.3	72.7
Argentina	53.1	67.1	63.8
Chile	24.9	7.9	35.9
Other	122.3	104.0	335.7
Total international countries	4,728.4	4,485.1	5,609.6
United States	2,681.0	2,677.7	3,285.7
Consolidated	$7,409.4	$7,162.8	$8,895.3
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	The export association of the Saskatchewan potash producers.

	December 31,
(in millions)	2017	2016
Long-lived assets:
Canada	$5,457.1	$5,070.3
Brazil	326.0	278.7
Other	103.7	77.9
Total international countries	5,886.8	5,426.9
United States	6,181.9	5,888.9
Consolidated	$12,068.7	$11,315.8
Excluded from the table above as of December 31, 2017 and 2016, are goodwill of $1,693.6 million and $1,630.9 million and deferred income taxes of $254.6 million and $836.4 million, respectively.

Net sales by product type for the years 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Sales by product type:
Phosphate Crop Nutrients	$3,184.7	$3,137.5	$4,018.6
Potash Crop Nutrients	2,224.4	1,879.8	2,593.9
Crop Nutrient Blends	1,384.7	1,403.7	1,404.1
Other(a)	615.6	741.8	878.7
	$7,409.4	$7,162.8	$8,895.3
______________________________

(a)	Includes sales of animal feed ingredients and industrial potash.

Quarterly Results (Unaudited)
In millions, except per share amounts and common stock prices

	Quarter
	First	Second	Third	Fourth	Year
Year Ended December 31, 2017
Net sales	$1,578.1	$1,754.6	$1,984.8	$2,091.9	$7,409.4
Gross margin	129.6	192.3	240.8	280.1	842.8
Operating earnings	30.1	94.6	213.9	127.1	465.7
Net earnings (loss) attributable to Mosaic	(0.9)	97.3	227.5	(431.1)	(107.2)
Basic net earnings (loss) per share attributable to Mosaic	$—	$0.28	$0.65	$(1.23)	$(0.31)
Diluted net earnings (loss) per share attributable to Mosaic	—	0.28	0.65	(1.23)	(0.31)
Common stock prices:
High	$34.36	$29.51	$24.77	$26.12
Low	28.34	21.79	19.23	20.72
Year Ended December 31, 2016
Net sales	$1,674.0	$1,674.6	$1,952.2	$1,862.0	$7,162.8
Gross margin(a)	236.7	154.0	213.3	206.0	810.0
Operating earnings	163.4	12.3	69.7	73.6	319.0
Net earnings attributable to Mosaic	256.8	(10.2)	39.2	12.0	297.8
Basic net earnings per share attributable to Mosaic	$0.73	$(0.03)	$0.11	$0.03	$0.85
Diluted net earnings per share attributable to Mosaic	0.73	(0.03)	0.11	0.03	0.85
Common stock prices:
High	$31.10	$29.66	$30.96	$31.54
Low	22.02	24.42	23.73	22.77
______________________________

(a)
In the fourth quarter of 2016, we recorded an adjustment for errors in our average depletion rate beginning in the third quarter of 2014 which approximated $1.4 million per quarter, resulting in a net correction of $8.6 million.

The number of holders of record of our Common Stock as of February 15, 2018 was 1,741.
Dividends have been declared on a quarterly basis during all periods presented. In the second quarter of 2015, we increased our annual dividend to $1.10 per share. In the second quarter of 2017, we decreased our annual dividend to $0.60 per share and in the fourth quarter of 2017, we decreased it to $0.10 per share.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Five Year Comparison
In millions, except per share amounts

	Years Ended December 31,				Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2015	2014	2013	2013
Statements of Operations Data:
Net sales	$7,409.4	$7,162.8	$8,895.3	$9,055.8	$4,765.9	$9,974.1
Cost of goods sold	6,566.6	6,352.8	7,177.4	7,129.2	3,937.6	7,213.9
Gross margin	842.8	810.0	1,717.9	1,926.6	828.3	2,760.2
Selling, general and administrative expenses	301.3	304.2	361.2	382.4	211.8	427.3
(Gain) loss on assets sold and to be sold(c)	—	—	—	(16.4)	122.8	—
Carlsbad restructuring expense(b)	—	—	—	125.4	—	—
Other operating expenses	75.8	186.8	77.9	123.4	76.8	123.3
Operating earnings	465.7	319.0	1,278.8	1,311.8	416.9	2,209.6
Loss (gain) in value of share repurchase agreement	—	—	—	(60.2)	73.2	—
Interest (expense) income, net	(138.1)	(112.4)	(97.8)	(107.6)	(13.3)	18.8
Foreign currency transaction gain (loss)	49.9	40.1	(60.5)	79.1	16.5	(15.9)
Other (expense) income	(3.5)	(4.3)	(17.2)	(5.8)	(9.1)	2.0
Earnings from consolidated companies before income taxes	374.0	242.4	1,103.3	1,217.3	484.2	2,214.5
(Benefit from) Provision for income taxes(a)(b)(d)	494.9	(74.2)	99.1	184.7	152.6	341.0
(Loss) earnings from consolidated companies	(120.9)	316.6	1,004.2	1,032.6	331.6	1,873.5
Equity in net earnings (loss) of nonconsolidated companies	16.7	(15.4)	(2.4)	(2.2)	10.9	18.3
Net (loss) earnings including noncontrolling interests	(104.2)	301.2	1,001.8	1,030.4	342.5	1,891.8
Less: Net earnings attributable to noncontrolling interests	3.0	3.4	1.4	1.8	2.5	3.1
Net (loss) earnings attributable to Mosaic	$(107.2)	$297.8	$1,000.4	$1,028.6	$340.0	$1,888.7

	Years Ended December 31,				Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2015	2014	2013	2013
Earnings per common share attributable to Mosaic:
Basic net (loss) earnings per share attributable to Mosaic	$(0.31)	$0.85	$2.79	$2.69	$0.80	$4.44
Basic weighted average number of shares outstanding	350.9	350.4	358.5	374.1	420.8	425.7
Diluted net (loss) earnings per share attributable to Mosaic	$(0.31)	$0.85	$2.78	$2.68	$0.80	$4.42
Diluted weighted average number of shares outstanding	350.9	351.7	360.3	375.6	422.0	426.9
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,153.5	$673.1	$1,276.3	$2,374.6	$5,293.1	$3,697.1
Total assets	18,633.4	16,840.7	17,389.5	18,283.0	19,554.0	18,086.0
Total long-term debt (including current maturities)	5,221.6	3,818.1	3,811.2	3,819.0	3,009.3	1,010.5
Total liabilities	8,994.3	7,218.2	7,824.5	7,562.4	8,233.4	4,643.1
Total equity	9,639.1	9,622.5	9,565.0	10,720.6	11,320.6	13,442.9
Other Financial Data:
Depreciation, depletion and amortization	$665.5	$711.2	$739.8	$750.9	$386.2	$604.8
Net cash provided by operating activities	935.5	1,260.2	2,038.3	2,122.1	912.3	1,880.5
Capital expenditures	820.1	843.1	1,000.3	929.1	800.0	1,588.3
Dividends per share(e)	0.35	1.10	1.075	1.00	0.50	1.00
______________________________

(a)
The year ended December 31, 2017 includes a discrete income tax expense of approximately $451 million. The years ended December 31, 2016 and 2015 include a discrete income tax benefit of approximately $54 million and $47 million, respectively. See further discussion in Note 12 to the Consolidated Financial Statements.

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

(e)
Dividends have been declared quarterly during all periods presented. In the second quarter of 2017, we decreased our annual dividend to $0.60 per share and in the fourth quarter of 2017, we decreased it to $0.10 per share. In 2015 and fiscal 2013 we increased our annual dividend to $1.10 and $1.00 per share, respectively.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016 and 2015
In millions

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses	Charges or (Reductions) to Other Accounts(b)(c)	Deductions	Balance at End of Period(a)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year ended December 31, 2015	12.1	4.8	—	(6.5)	10.4
Year ended December 31, 2016	10.4	(1.4)	1.7	(0.4)	10.3
Year ended December 31, 2017	10.3	5.6	(0.2)	(0.2)	15.5
Income tax valuation allowance, related to deferred income taxes
Year ended December 31, 2015	28.3	(1.4)	(15.0)	—	11.9
Year ended December 31, 2016	11.9	18.7	—	—	30.6
Year ended December 31, 2017	30.6	553.5	—	—	584.1
______________________________

(a)
Allowance for doubtful accounts balance includes $13.2 million, $7.6 million, $4.5 million of allowance on long-term receivables recorded in other long term assets for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2017 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on their evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2017.