Form 10-Q
period 2018-03-31
MOSAIC CO
filed 2018-05-09
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 385,416,507 shares of Common Stock as of May 4, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net sales	$1,933.7	$1,578.1
Cost of goods sold	1,691.6	1,448.5
Gross margin	242.1	129.6
Selling, general and administrative expenses	93.6	80.9
Other operating expense	67.8	18.6
Operating earnings	80.7	30.1
Interest expense, net	(49.4)	(25.8)
Foreign currency transaction (loss) gain	(32.2)	8.9
Other expense	(5.6)	(4.5)
(Loss) earnings from consolidated companies before income taxes	(6.5)	8.7
(Benefits from) provision for income taxes	(49.9)	9.7
Earnings (loss) from consolidated companies	43.4	(1.0)
Equity in net loss of nonconsolidated companies	(3.3)	(0.1)
Net earnings (loss) including noncontrolling interests	40.1	(1.1)
Less: Net loss attributable to noncontrolling interests	(2.2)	(0.2)
Net earnings (loss) attributable to Mosaic	$42.3	$(0.9)
Basic net earnings per share attributable to Mosaic	$0.11	$—
Basic weighted average number of shares outstanding	382.6	350.5
Diluted net earnings per share attributable to Mosaic	$0.11	$—
Diluted weighted average number of shares outstanding	384.1	350.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net earnings (loss) including noncontrolling interest	$40.1	$(1.1)
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	(139.3)	37.4
Net actuarial gain and prior service cost, net of tax	2.1	2.7
Amortization of gain on interest rate swap, net of tax	0.4	0.6
Net (loss) gain on marketable securities held in trust fund, net of tax	(3.9)	2.4
Other comprehensive (loss) income	(140.7)	43.1
Comprehensive (loss) income	(100.6)	42.0
Less: Comprehensive (loss) income attributable to noncontrolling interest	(2.9)	1.0
Comprehensive (loss) income attributable to Mosaic	$(97.7)	$41.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$659.4	$2,153.5
Receivables, net	708.4	642.6
Inventories	2,059.0	1,547.2
Other current assets	414.6	273.2
Total current assets	3,841.4	4,616.5
Property, plant and equipment, net of accumulated depreciation of $6,423.9 million and $6,274.1 million, respectively	11,865.3	9,711.7
Investments in nonconsolidated companies	836.3	1,089.5
Goodwill	1,760.6	1,693.6
Deferred income taxes	495.9	254.6
Other assets	1,652.8	1,267.5
Total assets	$20,452.3	$18,633.4
Liabilities and Equity
Current liabilities:
Short-term debt	$71.8	$6.1
Current maturities of long-term debt	250.8	343.5
Structured accounts payable arrangements	426.7	386.2
Accounts payable	679.4	540.9
Accrued liabilities	791.8	754.4
Total current liabilities	2,220.5	2,031.1
Long-term debt, less current maturities	4,823.1	4,878.1
Deferred income taxes	1,178.5	1,117.3
Other noncurrent liabilities	1,550.5	967.8
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,188,324 shares issued and 385,416,049 shares outstanding as of March 31, 2018, 388,998,498 shares issued and 351,049,649 shares outstanding as of December 31, 2017	3.8	3.5
Capital in excess of par value	977.2	44.5
Retained earnings	10,675.6	10,631.1
Accumulated other comprehensive loss	(1,201.6)	(1,061.6)
Total Mosaic stockholders' equity	10,455.0	9,617.5
Noncontrolling interests	224.7	21.6
Total equity	10,679.7	9,639.1
Total liabilities and equity	$20,452.3	$18,633.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$40.1	$(1.1)
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	217.5	158.8
Amortization of acquired inventory	(30.1)	—
Deferred and other income taxes	(63.2)	59.1
Equity in net loss of nonconsolidated companies, net of dividends	3.3	—
Accretion expense for asset retirement obligations	12.1	6.5
Share-based compensation expense	15.7	15.9
Unrealized gain on derivatives	14.2	1.8
(Gain) loss on sale of fixed assets	0.4	—
Other	8.3	9.0
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	62.5	45.7
Inventories	(147.6)	(133.3)
Other current and noncurrent assets	(137.5)	(67.7)
Accounts payable and accrued liabilities	(74.9)	38.6
Other noncurrent liabilities	8.2	12.7
Net cash provided by (used in) operating activities	(71.0)	146.0
Cash Flows from Investing Activities:
Capital expenditures	(223.3)	(223.8)
Purchases of available-for-sale securities - restricted	(185.7)	(736.1)
Proceeds from sale of available-for-sale securities - restricted	184.0	734.3
Investments in consolidated affiliate	1.3	(25.0)
Proceeds from sale of fixed assets	1.2	—
Acquisition, net of cash acquired	(994.6)	—
Other	(3.3)	5.0
Net cash used in investing activities	(1,220.4)	(245.6)
Cash Flows from Financing Activities:
Payments of short-term debt	—	(14.5)
Proceeds from issuance of short-term debt	65.3	143.0
Payments of structured accounts payable arrangements	(235.7)	(35.3)
Proceeds from structured accounts payable arrangements	173.8	107.3
Payments of long-term debt	(206.9)	(1.6)
Proceeds from issuance of long-term debt	—	1.3
Cash dividends paid	(9.6)	(96.4)
Other	(0.2)	(1.6)
Net cash provided by (used in) financing activities	(213.3)	102.2
Effect of exchange rate changes on cash	13.4	3.0
Net change in cash, cash equivalents and restricted cash	(1,491.3)	5.6
Cash, cash equivalents and restricted cash - December 31	2,194.4	711.4
Cash, cash equivalents and restricted cash - March 31	$703.1	$717.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited statements of cash flows:
Cash and cash equivalents	$659.4	$675.3
Restricted cash in other current assets	9.4	7.1
Restricted cash in other assets	34.3	34.6
Total cash, cash equivalents and restricted cash shown in the unaudited statement of cash flows	$703.1	$717.0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $5.3 and $8.6 for the three months ended March 31, 2018 and 2017, respectively)	$11.1	$8.3
Income taxes (net of refunds)	12.8	(0.4)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income (loss)	—	—	—	(107.2)	250.6	2.6	146.0
Vesting of restricted stock units	0.8	—	(12.8)	—	—	—	(12.8)
Stock based compensation	—	—	27.4	—	—	—	27.4
Dividends ($0.35 per share)	—	—	—	(125.1)	—	—	(125.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2017	351.0	$3.5	$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	42.3	(140.0)	(2.9)	(100.6)
Vesting of restricted stock units	0.2	—	(2.7)	—	—	—	(2.7)
Stock based compensation	—	—	15.7	—	—	—	15.7
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.025 per share)	—	—	—	(0.5)	—	—	(0.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Equity from noncontrolling interests	—	—	—	—	—	206.2	206.2
Balance as of March 31, 2018	385.4	$3.8	$977.2	$10,675.6	$(1,201.6)	$224.7	$10,679.7

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
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”). Upon completion of the Acquisition, we became the leading fertilizer producer and distributor in Brazil. To reflect the fact that our Brazilian business is no longer strictly a distribution business and also the significance of our investment in the Brazil business, we realigned our business segments (the “Realignment”). Beginning in the first quarter of 2018, we report the results of the Mosaic Fertilizantes business as a new segment, along with the reportable other segments of Phosphates and Potash.
After the Realignment, we are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. These results are now consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter reporting lag in our Condensed Consolidated Statements of Earnings.

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

•
Our Mosaic Fertilizantes business segment consists of assets we acquired in the Acquisition, which includes five Brazilian phosphate rock mines; four chemical plants and a potash mine in Brazil. The segment also includes our legacy distribution business in South America which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A. which owns and operates and SSP granulation plant in Brazil.

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. See Note 17 of the Condensed Consolidated Financial Statements in this report for segment results.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
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
3. Recently Issued Accounting Guidance
Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” and related amendments (“new revenue standard”) using the modified retrospective method applied to those revenue contracts which were not completed as of January 1, 2018. See Note 4 of our Notes to Condensed Consolidated Financial Statements for additional information regarding the impacts of the new revenue standard.
In January 2016, the FASB issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance was effective for us beginning January 1, 2018, and did not have a material effect on our consolidated financial statements.
Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach, which requires application of the guidance for all periods presented. The FASB is currently considering relief from comparative period presentation. We have determined that we will not early adopt this guidance, and that we will utilize initial calculational guidance for existing leases provided in the standard for use in the modified retrospective approach. We are currently gathering information about our lease arrangements, and are evaluating provisions of our leases against the recognition requirements of the new guidance. Additionally, we have begun the process of implementing an information system solution and changes to internal procedures necessary to meet the requirements of the new guidance. We continue to evaluate potential technology and process solutions and continue to work to determine the impact this guidance will have on our consolidated financial statements.
In December 2017, The U.S. Tax Cuts and Jobs Act (“The Act”) was enacted, significantly altering U.S. corporate income tax law. The FASB has issued guidance related to the newly enacted corporate income tax law changes enacted in December 2017. We are currently evaluating the potential impacts of the adoption of this guidance on our consolidated financial statements. See Note 7 of our Notes to Condensed Consolidated Financial Statements for additional information regarding the impacts of The Act.
4. Revenue
Adoption of ASC Topic 606, “Revenue with Customers”

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” and related amendments (“new revenue standard”) using the modified retrospective method applied to those revenue contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new revenue standard as a net increase to opening retained earnings of $2.7 million, net of tax, as of January 1, 2018, with the impact primarily related to deferred North America revenue at December 31, 2017. The impact to revenues for the quarter ended March 31, 2018 was a decrease of $11.1 million as a result of adoption of the new revenue standard.
The comparative information for the years ended December 31, 2017 and 2016 has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our results of operations on an ongoing basis. The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows (in millions):

	Balance at	Adjustments	Balance at
	December 31, 2017	upon adoption	January 1, 2018
Balance Sheet
Receivables, net	$642.6	$18.2	$660.8
Inventories	1,547.2	(13.3)	1,533.9
Deferred income tax asset	254.6	(1.3)	253.3
Accrued Liabilities	754.4	0.9	755.3
Retained earnings	10,631.1	2.7	10,633.8
Revenue Recognition
We generate revenues primarily by producing and marketing phosphate and potash crop nutrients. Revenue is recognized when control of the product is transferred to the customer, which is generally upon transfer of title to the customer based on the contractual terms of each arrangement. Title is typically transferred to the customer upon shipment of the product. In certain circumstances, which are referred to as final price deferred arrangements, we ship product prior to the establishment of a valid sales contract. In such cases, we retain control of the product and do not recognize revenue until a sales contract has been agreed to with the customer.
Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our goods. Our products are generally sold based on market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Sales incentives are estimated as earned by the customer and recorded as a reduction of revenue. Shipping and handling costs are included as a component of cost of goods sold.
For information regarding sales by product type and by geographic area, see Note 17 of our Notes to Condensed Consolidated Financial Statements.
Under the new revenue standard, the timing of revenue recognition is accelerated for certain sales arrangements due to the emphasis on transfer of control rather than risks and rewards. Certain sales where revenue was previously deferred until risk was fully assumed by the customer will now be recognized when the product is shipped. Additionally, the timing of when we record revenue on sales by Canpotex has been impacted by their adoption of the new standard. The total impact of adoption on our condensed consolidated statement of earnings and balance sheet was as follows (in millions):

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the period ended March 31, 2018
		Elimination of Revenue Deferral	Canpotex Impact (a)	Balances Without Adoption of ASC 606
	As Reported				Impact
Income Statement
Net sales	$1,933.7	$(58.7)	$69.8	$1,944.8	$(11.1)
Cost of goods sold	1,691.6	(44.0)	52.3	1,699.9	(8.3)
Provision for (benefit from) income taxes	(49.9)	(2.3)	4.5	(47.7)	(2.2)
Net earnings (loss) attributable to Mosaic	42.3	(12.4)	13.0	42.9	(0.6)

Balance Sheet
Receivables, net	$708.4	$(77.3)	$69.8	$700.9	$7.5
Inventories	2,059.0	44.9	—	2,103.9	(44.9)
Other current assets	414.6	11.5	(47.7)	378.4	36.2
Deferred income tax asset	495.9	3.6	(4.5)	495.0	0.9
Accrued liabilities	791.8	(2.2)	4.6	794.2	(2.4)
Retained earnings	10,675.6	(15.1)	13.0	10,673.5	2.1
______________________________

(a)
Includes a one-time material impact from Canpotex's adoption of the new revenue standards resulting in a deferral of approximately 400,000 tonnes and associated $69.8 million of revenue and $52.3 million of cost of goods sold.

Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We have elected to recognize the cost for freight and shipping when control over the product has passed to the customer as an expense in cost of sales.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2018	December 31, 2017

Other current assets
Income and other taxes receivable	$219.8	$141.3
Prepaid expenses	86.8	69.0
Other	108.0	62.9
	$414.6	$273.2

Other assets
Restricted cash	$34.3	$32.6
MRO inventory	135.6	114.8
Marketable securities held in trust	619.2	628.0
Indemnification asset	164.0	—
Long-term receivable	113.2	—
Other	586.5	492.1
	$1,652.8	$1,267.5

Accrued liabilities
Accrued dividends	$2.2	$12.1
Payroll and employee benefits	149.9	159.5
Asset retirement obligations	116.1	98.1
Customer prepayments	196.9	140.4
Other	326.7	344.3
	$791.8	$754.4

Other noncurrent liabilities
Asset retirement obligations	$998.4	$761.2
Accrued pension and postretirement benefits	280.7	53.7
Unrecognized tax benefits	33.5	33.5
Other	237.9	119.4
	$1,550.5	$967.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	March 31,
	2018	2017
Net earnings (loss) attributable to Mosaic	$42.3	$(0.9)
Basic weighted average number of shares outstanding	382.6	350.5
Dilutive impact of share-based awards	1.5	—
Diluted weighted average number of shares outstanding	384.1	350.5
Basic net earnings per share attributable to Mosaic	$0.11	$—
Diluted net earnings per share attributable to Mosaic	$0.11	$—
A total of 2.7 million shares of Common Stock subject to issuance upon exercise of stock options for the three months ended March 31, 2018 and 3.4 million shares and for the three months ended March 31, 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the three months ended March 31, 2018, gross unrecognized tax benefits decreased by $0.2 million to $33.2 million. The decrease related to worldwide tax positions and foreign currency translation. If recognized, approximately $19.3 million of the $33.2 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.3 million and $4.1 million as of March 31, 2018 and December 31, 2017, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2018, tax expense specific to the period was a benefit of approximately $48.0 million. This consisted primarily of a partial release of $57.0 million of valuation allowances as a result of revisions to provisional estimates related to The Act. This was partially offset by a share-based excess cost of $1.6 million, a change in AMT refunds of $2.0 million, and changes in estimates related to prior years of $3.8 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the US including foreign tax credits for various taxes incurred.
In the period ended March 31, 2018, we adopted new accounting requirements that provide the option to reclassify stranded income tax effects resulting from The Act from accumulated other comprehensive income (“AOCI”) to retained earnings. We did not elect to reclassify these effects of The Act from AOCI to retained earnings.
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
Mosaic recorded its Provisional Estimates relating to The Act in the period ending December 31, 2017. The revisions recorded this period are still considered Provisional Estimates and may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of The Act.
For the three months ended March 31, 2017, tax expense specific to the period included an expense of $8.9 million, which primarily related to share-based excess cost. In addition to items specific to the period, our income tax rate was impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017

Raw materials	$93.3	$37.8
Work in process	446.6	349.9
Finished goods	1,332.3	1,035.1
Final price deferred(a)	76.6	38.6
Operating materials and supplies	110.2	85.8
	$2,059.0	$1,547.2
______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
9. Goodwill
Mosaic has goodwill of $1.8 billion at March 31, 2018 and $1.7 billion at December 31, 2017, respectively. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2017	$492.4	$1,076.9	$124.3	$—	$1,693.6
Foreign currency translation	—	(24.8)	(0.2)	—	(25.0)
Allocation of goodwill due to Realignment	—	—	(12.1)	12.1	—
Goodwill acquired in Vale acquisition	92.0	—	—	—	92.0
Balance as of March 31, 2018	$584.4	$1,052.1	$112.0	$12.1	$1,760.6
We elected early adoption of ASU 2017-04 effective January 1, 2017, “Intangibles─Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” As a result, we removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Due to the Realignment and the Acquisition, we performed a review of goodwill as of January 8, 2018. Based on the proportionate share of business enterprise values (representative of the fair value) we have assigned a portion of goodwill to Corporate and Other. In performing our assessment, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow (“DCF”) method. The income approach utilized the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, for revenue, operating income and other factors (such as working capital and capital expenditures for each reporting unit). To determine if the fair value of each of our reporting units with goodwill exceeded its carrying value, we assumed sales volume growth rates based on our long-term expectations, our internal selling prices and raw material prices for years one through five, which were anchored in projections from CRU International Limited, an independent third party data source. Selling prices and raw material prices for years six and beyond were based on anticipated market growth. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”), determined from relevant market comparisons. A terminal value growth rate of 2% to 2.25% was applied to the final year of the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

values for our reporting units, to our January 8, 2018 total public market capitalization, based on our common stock price at that date.
In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the WACC, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions including, among other things, a perception of oversupply in both Phosphates and Potash.
Based on our quantitative evaluation at January 8, 2018, we determined that our Potash reporting unit had an estimated fair value that was not in significant excess of its carrying value. As a result, we concluded that the goodwill assigned to the Potash reporting unit was not impaired, but could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. As a result of our analysis, we did not record a goodwill impairment charge. Our other reporting units have substantial fair value in excess of their carrying values.
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
Of the factors discussed above, WACC is more sensitive than others. Assuming that all other components of our fair value estimate remain unchanged, a change in the WACC would have the following effect on estimated fair values in excess of carrying values for our Potash Reporting Unit:

	Sensitivity Analysis - Percent of Fair Values in Excess of Carrying Values
	Current WACC	WACC Decreased by 50 Basis Points	WACC Decreased by 25 Basis Points	WACC Increased by 25 Basis Points	WACC Increased by 50 Basis Points
Potash Reporting Unit	16.7%	23.5%	20.1%	13.2%	9.6%
We are required to perform our next annual goodwill impairment analysis as of October 31, 2018. It is possible that, during the remainder of 2018 or beyond, business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, or our common stock price could decline significantly. If assumed net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
10. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the “RCRA Trusts”) created to provide cash financial assurance for the estimated costs (“Gypstack Closure Costs”) of closure and long term care of our Florida and Louisiana phosphogypsum management systems (“Gypstacks”), as described further in Note 11 of our Notes to Condensed Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the three months ended March 31, 2018.
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
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.5	$—	$—	$3.5
Level 2
Corporate debt securities	176.5	0.1	(5.1)	171.5
Municipal bonds	185.1	0.2	(4.4)	180.9
U.S. government bonds	265.9	1.1	(5.4)	261.6
Total	$631.0	$1.4	$(14.9)	$617.5

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	186.1	0.4	(2.2)	184.3
Municipal bonds	184.5	0.5	(2.7)	182.3
U.S. government bonds	261.7	—	(4.4)	257.3
Total	$633.5	$0.9	$(9.3)	$625.1
The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of March 31, 2018 and December 31, 2017.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2018		December 31, 2017
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$75.3	$(1.9)	$44.3	$(0.3)
Municipal bonds	79.7	(0.9)	64.5	(0.5)
U.S. government bonds	152.2	(5.4)	255.0	(4.4)
Total	$307.2	$(8.2)	$363.8	$(5.2)

	March 31, 2018		December 31, 2017
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$86.8	$(3.2)	$100.4	$(1.9)
Municipal bonds	79.5	(3.5)	83.3	(2.2)
U.S. government bonds	—	—	—	—
Total	$166.3	$(6.7)	$183.7	$(4.1)
______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2018. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2018
Due in one year or less	$34.0
Due after one year through five years	306.8
Due after five years through ten years	132.6
Due after ten years	140.6
Total debt securities	$614.0
Realized gains and (losses), which were determined on a specific identification basis, were zero and $(4.9) million, respectively, for the three months ended March 31, 2018 and $0.3 million and $(1.9) million, respectively, for the three months ended March 31, 2017.
11. Asset Retirement Obligations
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in Gypstacks to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for five years after closing our Carlsbad, New Mexico facility; (vi) decommission facilities, manage tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives; (vii) de-commission mines in Brazil and Peru acquired as part of the Acquisition and (viii) decommission plant sites and close gypstacks in Brazil also as part of the Acquisition. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations which is discounted using a credit-adjusted risk-free rate.
A reconciliation of our AROs is as follows:

(in millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
AROs, beginning of period	$859.3	$849.9
Liabilities acquired in the Acquisition	255.0	—
Liabilities incurred	6.6	27.1
Liabilities settled	(11.9)	(64.8)
Accretion expense	12.1	25.7
Revisions in estimated cash flows	2.6	15.7
Foreign currency translation	(9.2)	5.7
AROs, end of period	1,114.5	859.3
Less current portion	116.1	98.1
	$998.4	$761.2
North America Gypstack Closure Costs
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
EPA RCRA Initiative. On September 30, 2015, we and our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), reached agreements with the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Justice (“DOJ”), the Florida Department of Environmental Protection (“FDEP”) and the Louisiana Department of Environmental Quality (the “LDEQ”) on the terms of two consent decrees (collectively, the “2015 Consent Decrees”) to resolve claims relating to our management of certain waste materials onsite at our Riverview, New Wales, Mulberry, Green Bay, South Pierce and Bartow fertilizer manufacturing facilities in Florida and our Faustina and Uncle Sam facilities in Louisiana. This followed a 2003 announcement by the EPA Office of Enforcement and Compliance Assurance that it would be targeting facilities in mineral processing industries, including phosphoric acid producers, for a thorough review under the U.S. Resource Conservation and Recovery Act (“RCRA”) and related state laws. As discussed below, a separate consent decree was previously entered into with EPA and the FDEP with respect to RCRA compliance at the Plant City, Florida phosphate concentrates facility (the “Plant City Facility”) that we acquired as part of our acquisition (the “CF Phosphate Assets Acquisition”) of the Florida phosphate assets and assumption of certain related liabilities of CF Industries, Inc. (“CF”).
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

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed below and in Note 10 to our Condensed Consolidated Financial Statements. We issued a $50 million letter of credit in 2017 to further support our financial assurance obligations under the Florida 2015 Consent Decree. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.

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
In 2016, we deposited cash, in the total amount of $630 million, into the RCRA Trusts to provide financial assurance as required under the 2015 Consent Decrees. See Note 10 to our Condensed Consolidated Financial Statements. The amount deposited corresponds to a material portion of our estimated Gypstack Closure Costs ARO associated with the covered facilities.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provide sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”), currently in the amount of $245.6 million, reflecting our updated closure cost estimates as of December 31, 2017.  The other is a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. The balance in the Bonnie Facility Trust in $20.9 million as of December 31, 2017. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. We are also permitted to satisfy our financial assurance obligations with respect to the Bonnie and Plant City Facilities by means of alternative credit support, including surety bonds or letters of credit. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount held in the Bonnie Facility Trust.
At March 31, 2018 and December 31, 2017, the aggregate amount of ARO associated with the Plant City and Bonnie Facilities that was included in our consolidated balance sheet was $98.3 million and $97.7 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
12. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $99.3 million and $35.1 million as of March 31, 2018 and December 31, 2017, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
In 2016, we recorded expenses and related accruals of approximately $70.0 million, reflecting our estimated costs related to the sinkhole. At June 30, 2017 we accrued an additional $14.0 million, in part due to refinements in our estimates as repairs progressed and because we determined that a portion of the sinkhole was wider than previously estimated. As of March 31, 2018, we had incurred approximately $72.8 million in remediation and sinkhole-related costs and we estimate that the remaining cost to complete and implement the remediation plan and comply with our responsibilities under the Order as described above will be approximately $11.2 million. There are, however, uncertainties in estimating these costs. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
EPA RCRA Initiative. We have certain financial assurance and other obligations under consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. These obligations are discussed in Note 11 of our Notes to Condensed Consolidated Financial Statements.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the “CAA”) regarding compliance of our Florida sulfuric acid plants with the "New Source Review" requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued a notice of violation to CF (the "CF NOV") with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in the CF NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in the CF NOV. We are negotiating the terms of a settlement with EPA that would resolve both the violations alleged in the CF NOV, and violations which EPA may contend, but have not asserted, exist at the sulfuric acid plants at our other facilities in Florida.  Based on the current status of the negotiations, we expect that our commitments will include an agreement to reduce our sulfur dioxide emissions over the next five years to comply with a sulfur dioxide ambient air quality standard enacted by EPA in 2010. We do not expect that any related penalties assessed against us as part of a potential settlement would be material. In the event we are unable to finalize agreement on the terms of the settlement, we cannot predict at this time whether EPA and DOJ will initiate an enforcement action with respect to "New Source Review" compliance at our Florida sulfuric acid plants other than the Plant City Facility or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action or with respect to the CF NOV.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Missouri District Court stayed the lawsuit pending an ex parte reexamination of plaintiff's current patent claims by the U.S. Patent and Trademark Office (the “PTO”). That ex parte reexamination has now ended. On September 12, 2012, however, Shell Oil Company (“Shell”) filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the ex parte reexamination are unpatentable. On October 4, 2012, the PTO issued an Ex Parte Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. Following the PTO’s grant of Shell’s request for an inter partes reexamination, on December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims. On September 12, 2013, the PTO reversed its initial rejection of the plaintiff's remaining patent claims and allowed them to stand. Shell appealed the PTO’s decision. On June 7, 2016, the Patent Trial and Appeal Board, the highest appellate authority within the PTO, issued a final decision holding that all claims initially allowed to the plaintiff by the PTO examiner should instead have been found invalid.  On July 18, 2016, plaintiff appealed the Patent Trial and Appeal Board’s decision to the United States Court of Appeals for the Federal Circuit. On November 8, 2017, the Federal Circuit Court of Appeals affirmed the Patent

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Trial and Appeal Board’s decision, resulting in no remaining claims against us. On March 6, 2018, the plaintiff filed a petition for a writ of certiorari with the United States Supreme Court with respect to the November 8, 2017 ruling of the Federal Circuit Court of Appeals. The stay in the Missouri District Court litigation is expected to remain in place during the appellate proceedings.
We believe that the plaintiff's allegations are without merit and intend to defend vigorously against them. At this stage of the proceedings, we cannot predict the outcome of this litigation, estimate the potential amount or range of loss or determine whether it will have a material effect on our results of operations, liquidity or capital resources.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, and civil claims. We estimate that our maximum potential liability with respect to these claims is approximately $1.4 billion, which refers to the claims’ alleged aggregate damages. We estimate, that our probable aggregate loss with respect to these claims is approximately $40 million.
Approximately $741.8 million of the maximum potential liability relates to labor claims, such as in-house and third party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $32 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets at March 31, 2018. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate accruals. If the status of similar cases involving unrelated companies were to change in the future, our maximum exposure could increase and additional accruals could be required.
Approximately $7.5 million of the above mentioned $32 million reserves relates to a purported class action filed by one of the unions pleading additional payment for occupational hazard due to the alleged exposure of miners, who work at the Company’s potash mine at Rosário do Catete, Sergipe, to explosive gases that could be found during the mining process. The matter currently is before the Brazilian Labor Supreme Court (TST); however, the rulings rendered by the previous courts were not in favor of the Company.
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $163.9 million; however, we estimate that our probably aggregate loss regarding these claims is approximately $5.7 million, which has been accrued at March 31, 2018. The majority of the reserves relates to an execution action filed in 2012 by the State Public Prosecutor Office, to enforce the payment of fines due to a delay by the Company in complying with a commitment agreement provision for constructing an effluent treatment plant.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $508.9 million. We estimate that the probable aggregate loss with respect to these matters is approximately $2.6 million. Approximately $346.8 million of this maximum potential liability relates to a lawsuit, filed in 2016, by Fundação Petrobrás de Seguridade Social - Petros (“Petros”), seeking the payment of alleged actuarial debts regarding the Company’s pension plan sponsorship. In February 2018, the court held that the claim was without merit due to the existence of an arbitration clause in the pension plan contract that was not observed by Petros.
Uberaba Judicial Settlement
In 2008, the federal public prosecutor filed a public civil action requesting the Company to adopt several measures to mitigate soil and water contamination related to the Gypstack operation at Uberaba, including compensation for alleged social and environmental damages. In 2014, our predecessor subsidiary in Brazil entered into a judicial settlement with the federal public prosecutor, the State of Minas Gerais public prosecutor and the federal environmental agency (IBAMA). Under this agreement, we agreed to implement remediation measures; promote the construction of a liner under the Gypstack water ponds and lagoons to provide a barrier between the ground and the impounded acidic water; perform additional monitoring of the groundwater and soil quality and act to assess and remediate in the event monitored off-site water and soil does not comply with applicable standards; create a private reserve of natural heritage and to pay compensation in the

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amount of approximately $1.0 million. We are currently acting in compliance with our obligations under the judicial settlement and are expect them to be completed by December 31, 2023.
Uberaba EHS Class Action
In 2013, the public prosecutor filed a class action claiming that our predecessor company in Brazil should be compelled to comply with labor safety rules and respect the provisions related to working hours set in Brazilian legislation. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with labor regulations and that the assessment carried out by the inspectors in 2010 was abusive, requesting an expert examination to confirm the facts. Upon the initial hearing, the court determined to order an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending. The amount involved in the proceeding is $37 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings, including audits, relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $392 million. Of that total, $197 million is contractually required to be indemnified by Vale S.A.
Approximately $284 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and Cofins, tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable non-indemnified liability with respect to these Brazilian judicial and administrative proceedings. If the status of similar cases involving unrelated taxpayers changes in the future, additional accruals could be required.
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
13. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of March 31, 2018 and December 31, 2017, the gross asset position of our derivative instruments was $8.1 million and $15.6 million, respectively, and the gross liability position of our liability instruments was $44.7 million and $26.7 million, respectively. Due to the Acquisition, our foreign currency derivatives have increased in 2018.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of March 31, 2018, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic's intent to have floating rate debt as a portion of its outstanding debt, as of March 31, 2018 we held fixed-to-floating interest rate swap agreements related to our 4.25% senior notes due 2023.
As of March 31, 2018 and December 31, 2017, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2018	December 31, 2017
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,219.9	813.5
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	54.1	43.0
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2018 and December 31, 2017, was $34.2 million and $15.0 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018, we would have been required to post $33.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
14. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2018 and December 31, 2017, the gross asset position of our foreign currency derivative instruments was $6.2 million and $15.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $11.9 million and $6.5 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2018 and December 31, 2017, the gross asset position of our commodity derivative instruments was $0.6 million and $0.1 million, respectively, and the gross liability position of our commodity instruments was $16.2 million and $17.9 million, respectively.
Interest Rate Derivatives-We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of March 31, 2018 and December 31, 2017, the gross asset position of our interest rate swap instruments was zero and $0.1 million, respectively, and the gross liability position of our interest rate swap instruments was $15.3 million and $2.3 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$659.4	$659.4	$2,153.5	$2,153.5
Receivables, net	708.4	708.4	642.6	642.6
Accounts payable	679.4	679.4	540.9	540.9
Structured accounts payable arrangements	426.7	426.7	386.2	386.2
Short-term debt(a)	71.8	71.8	6.1	6.1
Long-term debt, including current portion	5,073.9	5,219.2	5,221.6	5,431.8
______________________________

(a)	Includes approximately $47 million related to a collateralized subsidy payment by the Government of India which was repaid in April 2018.
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
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2018 and December 31, 2017, the net amount due from (to) our non-consolidated companies totaled $91.4 million and $(45.4) million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended
	March 31,
	2018	2017
Transactions with non-consolidated companies included in net sales	$114.1	$149.6
Transactions with non-consolidated companies included in cost of goods sold	203.7	162.3
As part of the Acquisition, we entered into various long-term supply agreements with Vale S.A. to provide sulfur, ammonia and phosphate rock for their Cubatao fertilizer business. These contracts are at market prices. We earned approximately $1 million under these agreements in the three months ended March 31, 2018.
As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production for which approximately $1 million is included in revenue for the three months ended March 31, 2018.
In November 2015 we agreed to provide funds to finance the purchase and construction of two articulated tug and barge units, intended to transport anhydrous ammonia for our operations, through a bridge loan agreement with Gulf Marine Solutions, LLC (“GMS”).  GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which we and a joint venture partner, Savage Companies (“Savage”) each indirectly own a 50% equity interest and for which a subsidiary of Savage provides operating and management services. GMS provided these funds through draws on the Mosaic bridge loan, and through additional loans from Gulf Sulphur Services.  We determined beginning in 2015 that we are the primary beneficiary of GMS, a variable interest entity, and at that time we consolidated GMS’s operations in our Phosphates segment.
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At March 31, 2018 and December 31, 2017, $74.5 million and $73.2 million in bridge loans, respectively, which are eliminated in consolidation, were outstanding, relating to a cancelled second barge and the remaining tug. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2017, and no additional charges have been recorded in 2018.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Acquisition of Mosaic Fertilizantes P&K S.A.
On December 19, 2016, we entered into an agreement with Vale S.A. (“Vale”) and Vale Fertilizer Netherlands B.V. (“Vale Netherlands” and, together with Vale and certain of its affiliates, the “Sellers”) to acquire all of the issued and outstanding capital stock of the now Acquired Business, for a purchase price of (i) $1.25 billion in cash (subject to adjustments) and (ii) 42,286,874 shares of our Common Stock. The agreement was amended by a letter agreement dated December 28, 2017 to, among other things, reduce the cash portion of the purchase price to $1.15 billion and the number of shares to be issued to 34,176,574.
On January 8, 2018 we completed the Acquisition. The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital of the Acquired Business, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share (“Common Stock”) which was valued at $26.92 per share at closing. The final purchase price is subject to determination of the actual working capital of the Acquired Business at closing, a fair value determination of potential contingent consideration of up to $260 million, and evaluation of other consideration associated with assumed liabilities.
This acquisition allows us to expand our business in the fast-growing Brazilian agricultural market. Following the Acquisition, we are the leading fertilizer production and distribution company in Brazil. The assets we acquired include five Brazilian phosphate rock mines, four chemical plants, a potash mine in Brazil, the Sellers’ 40% economic interest in

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru, in which we already held a 35% economic interest, and a potash project in Kronau, Saskatchewan.
On the closing date, we also entered into an investor agreement (“Investor Agreement”) with Vale and Vale Fertilizer Netherlands B.V. that governs certain rights of and restrictions on Vale, Vale Fertilizer Netherlands B.V. and their respective affiliates (the “Vale Stockholders”) in connection with the shares of our Common Stock they own as a result of the Acquisition. These include certain rights to designate two individuals to our board of directors. In connection with the closing of the Acquisition, our board of directors was increased by one director, with Vale designating a new director for appointment to the board. The Vale Stockholders are also subject to certain transfer and standstill restrictions. In addition, until the later of the third anniversary of the closing and the date on which our board of directors no longer includes any Vale designees, the Vale Stockholders will agree to vote their shares of our stock (i) with respect to the election of directors, in accordance with the recommendation of our board of directors and (ii) with respect to any other proposal or resolution, at their election, either in the same manner as and in the same proportion to all voting securities that are not beneficially held by the Vale Stockholders are voted, or in accordance with the recommendation of our board of directors. Also under the Investor Agreement, the Vale Stockholders will be entitled to certain demand and to customary piggyback registration rights, beginning on the second anniversary of the closing of the transaction.
As of March 31, 2018, the fair value allocation for the Acquisition is preliminary and will be finalized when the valuation and the related internal controls over financial reporting are completed. Differences between the preliminary and final allocation could be material. Our estimates and assumptions are subject to change during the measurement period (up to one year from the closing of the acquisition), as we finalize the accounting of the purchase price of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant and equipment, mineral reserves, goodwill, inventory, contingencies, AROs, indirect taxes and deferred income taxes. We continue to review the significant amount of data and assumptions used in these areas which could cause a reallocation of our purchase price. The following table is a preliminary allocation of the assets acquired and the liabilities we assumed in the Acquisition as of January 8, 2018, the date of the Acquisition:

Total current assets	$602.8
Property, plant and equipment, net	2,364.9
Investments in nonconsolidated companies	6.6
Goodwill	92.0
Deferred income taxes	270.6
Other assets	427.1
Total assets acquired	3,764.0
Total current liabilities	476.4
Other noncurrent liabilities	834.7
Total liabilities assumed	1,311.1
Net identifiable assets acquired	2,452.9
Noncontrolling interest	(462.9)
Working capital adjustments	10.0
Cash and cash equivalents acquired	(86.1)
Total consideration transferred (net of cash acquired)	$1,913.9
Recognized goodwill is attributable to the Miski Mayo portion of the Acquisition and is reflected in the Phosphates segment.
Mosaic gained control of the Miski Mayo mine through the acquisition of the Seller’s 40% economic interest, for a total ownership interest of 75%, and began to consolidate the operations of Miski Mayo effective as of the closing date of the Acquisition. This was accounted for as a step acquisition and required us to remeasure the previously owned equity interest to fair value as of the acquisition date. Their balances are shown in the respective line items above.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As part of the Acquisition, a Brazilian company, Terras Brasil Ltda (“Brazil Landco”), was incorporated for the purpose of owning and transferring control of certain property from the Sellers to Mosaic. Brazil Landco is 51% owned by Vale S.A. or one of its subsidiaries and 49% owned by Mosaic. Mosaic is the primary beneficiary of Brazil Landco, a variable interest entity, and began to consolidate its operations effective as of the closing date of the Acquisition.
We recognized approximately $30.3 million and $2.5 million of acquisition and integration costs that were expensed during the three months ended March 31, 2018 and 2017, respectively. These costs are included within other operating expense in the Condensed Consolidated Statement of Earnings.
The Acquisition contributed revenues of $264.5 million and net earnings of $29.1 million from January 8, 2018 through March 31, 2018, excluding the effects of the acquisition and integration costs described above.
The following unaudited pro forma information presents the combined results of Mosaic and the acquired entities as if Mosaic had completed the Acquisition on January 1, 2017. As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined companies would have been had the Acquisition occurred at the beginning of the period being presented, nor are they indicative of future results of operations.

Three months ended
March 31,
2017
Net sales	$1,824.3
Net earnings attributable to Mosaic	$(37.6)
Basic net earnings per share attributable to Mosaic	$(0.10)
Diluted net earnings per share attributable to Mosaic	$(0.10)
17. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker.
For a description of our business segments see Note 1 to the Condensed Consolidated Financial Statements in this report. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the three months ended March 31, 2018 and 2017 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended March 31, 2018
Net sales to external customers	$764.2	$401.5	$665.3	$102.7	$1,933.7
Intersegment net sales	101.7	2.2	—	(103.9)	—
Net sales	865.9	403.7	665.3	(1.2)	1,933.7
Gross margin	96.5	102.4	59.2	(16.0)	242.1
Canadian resource taxes	—	26.3	—	—	26.3
Gross margin (excluding Canadian resource taxes)	96.5	128.7	59.2	(16.0)	268.4
Operating earnings (loss)	60.0	73.8	8.8	(61.9)	80.7
Depreciation, depletion and amortization expense	99.3	75.6	37.2	5.4	217.5
Capital expenditures	100.2	103.8	17.9	1.4	223.3

Three months ended March 31, 2017
Net sales to external customers	$670.9	$410.2	$427.2	$69.8	$1,578.1
Intersegment net sales	168.2	3.9	—	(172.1)	—
Net sales	839.1	414.1	427.2	(102.3)	1,578.1
Gross margin	56.5	69.4	18.3	(14.6)	129.6
Canadian resource taxes	—	23.3	—	—	23.3
Gross margin (excluding Canadian resource taxes)	56.5	92.7	18.3	(14.6)	152.9
Operating earnings (loss)	16.7	35.8	4.6	(27.0)	30.1
Depreciation, depletion and amortization expense	79.8	68.4	4.4	6.2	158.8
Capital expenditures	103.4	105.5	8.4	6.5	223.8
Total Assets
As of March 31, 2018	$8,258.6	$8,086.6	$4,329.9	$(222.8)	$20,452.3
As of December 31, 2017	7,700.6	8,301.7	1,376.7	1,254.4	18,633.4
______________________________

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  Distribution operations in India and China had revenues and gross margin of $89.4 million and $10.1 million, respectively, for the three months ended March 31, 2018 and $60.1 million and $9.4 million, respectively, for the three months ended March 31, 2017.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Net sales(a):
Brazil	$688.6	$423.3
Canada	126.1	87.9
Canpotex(b)	110.6	145.7
Australia	83.9	66.0
China	62.9	45.3
Mexico	59.0	33.9
India	32.3	14.7
Japan	28.5	14.8
Colombia	26.4	26.0
Chile	15.7	2.5
Paraguay	14.5	21.7
Peru	11.5	13.8
Thailand	8.0	5.0
Argentina	6.8	7.1
Malaysia	5.9	0.5
Honduras	5.7	5.0
Other	16.3	19.2
Total international countries	1,302.7	932.4
United States	631.0	645.7
Consolidated	$1,933.7	$1,578.1
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	The export association of the Saskatchewan potash producers.
Net sales by product type for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Sales by product type:
Phosphate Crop Nutrients	$636.9	$457.3
Potash Crop Nutrients	463.3	423.2
Crop Nutrient Blends	268.4	288.8
Specialty Products(a)	374.5	316.8
Phosphate Rock	21.8	—
Other(b)	168.8	92.0
	$1,933.7	$1,578.1
____________________________

(a)	Includes sales of MicroEssentials®, K-Mag and animal feed ingredients.

(b)	Includes sales of industrial potash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2017 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by "NM".
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,		2018-2017
(in millions, except per share data)	2018	2017	Change	Percent
Net sales	$1,933.7	$1,578.1	$355.6	23%
Cost of goods sold	1,691.6	1,448.5	243.1	17%
Gross margin	242.1	129.6	112.5	87%
Gross margin percentage	13%	8%
Selling, general and administrative expenses	93.6	80.9	12.7	16%
Other operating expense	67.8	18.6	49.2	NM
Operating earnings	80.7	30.1	50.6	168%
Interest expense, net	(49.4)	(25.8)	(23.6)	91%
Foreign currency transaction (loss) gain	(32.2)	8.9	(41.1)	NM
Other expense	(5.6)	(4.5)	(1.1)	24%
(Loss) earnings from consolidated companies before income taxes	(6.5)	8.7	(15.2)	NM
(Benefits from) provision for income taxes	(49.9)	9.7	(59.6)	NM
Earnings (loss) from consolidated companies	43.4	(1.0)	44.4	NM
Equity in net loss of nonconsolidated companies	(3.3)	(0.1)	(3.2)	NM
Net earnings (loss) including noncontrolling interests	40.1	(1.1)	41.2	NM
Less: Net loss attributable to noncontrolling interests	(2.2)	(0.2)	(2.0)	NM
Net earnings (loss) attributable to Mosaic	$42.3	$(0.9)	$43.2	NM
Diluted net earnings per share attributable to Mosaic	$0.11	$0.00	$0.11	NM
Diluted weighted average number of shares outstanding	384.1	350.5
Overview of Consolidated Results for the three months ended March 31, 2018 and 2017
Net sales were $1.9 billion for the three months ended March 31, 2018, compared to $1.6 billion in the prior year period. Net sales benefited by approximately $240 million as a result of the acquisition of Vale Fertilizantes S.A. (the “Acquisition”) discussed below. Net earnings attributable to Mosaic for the three months ended March 31, 2018 were $42.3 million, or $0.11 per diluted share, compared to net loss of $0.9 million, or $0.00 per diluted share, for the year ago period. The current period net earnings were positively impacted by a discrete income tax benefit of $48 million or $0.13 per diluted share primarily related to the U.S. Tax Cuts and Jobs Act (“The Act”), and negatively impacted by expense of $20 million related to a refinement of our weighted average inventory costing, or $(0.04) per diluted share, and by $46 million of other operating expenses primarily related to the Acquisition, or $(0.09) per diluted share.  Also included in current period results are foreign currency transaction losses of $32 million, or $(0.06) per diluted share, and unrealized losses on derivatives of $12 million, or $(0.02) per diluted share.

During the three months ended March 31, 2017 our results were negatively impacted by a discrete income tax expense of $8.9 million, or $(0.03) per diluted share, partially offset by a foreign currency transaction gain of $8.9 million, or $0.02 per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”). The aggregate consideration paid by us at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital and indebtedness balances of the Acquired Business, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share. The assets we acquired include five Brazilian phosphate rock mines; four chemical plants; a potash mine in Brazil; an additional 40% economic interest in the Miski Mayo phosphate rock mine in the Bayovar region of Peru, which increased our aggregate interest to 75%; and a potash project in Kronau, Saskatchewan.
Upon completion of the Acquisition, we became the leading fertilizer producer and distributor in Brazil. To reflect the fact that our Brazilian business is no longer strictly a distribution business and also the significance of our investment in the Brazilian business, we realigned our business segments effective as of January 1, 2018 (the “Realignment”). The new segment is called Mosaic Fertilizantes and includes the operations of Brazil and Paraguay. The results of the Miski Mayo Mine are consolidated in our Phosphates segment. The results of our existing China and India distribution businesses, which were previously reported in our International Distribution segment, were moved into the Corporate, Eliminations and Other category. These changes were effective during the first quarter of 2018 as this is how our chief operating decision maker began viewing and evaluating our operations. The Corporate, Eliminations, and Other category now includes the results of the China and India distribution businesses, Streamsong Resort® results of operations, intersegment eliminations, mark-to-market gains/losses on derivatives and debt expenses. Our operating results for the quarter ended March 31, 2017 have been recast to reflect the Realignment.
In addition to the items noted above, our operating results for the three months ended March 31, 2018 were favorably impacted by an increase in the average selling price of potash in the current year period compared to the same period in the prior year. Selling prices have trended upward over the past year due to an increase in global demand. We also had a favorable impact from higher potash production levels in the current year as we had unplanned down time in the prior year. These favorable impacts were partially offset by lower sales volumes in the current year period as a result of a change in the Canpotex revenue recognition policy, logistical challenges, including under performance of Canadian rail providers, and a delay in the spring season in North America.
Operating results were also favorably impacted by an increase in phosphates selling prices compared to the same period in the prior year. Increased selling prices in the current year period were a reflection of higher raw material costs as well as a delay in new capacity coming online. The benefits from the increase in selling prices was partially offset by lower sales volumes of finished product in the current year due to a delay in the spring season in North America, logistics challenges and the temporary idling of our Plant City, Florida phosphates manufacturing facility. Raw material costs also increased in the current year compared to the prior year period.
For the three months ended March 31, 2018, operating results were also favorably impacted by an increase in sales volumes of approximately $240 million related to the operations of Acquired Business.
Subsequent to quarter end, in May 2018, we prepaid $100 million against our outstanding term loan.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent
Net sales:
North America	$463.5	$468.7	$(5.2)	(1)%
International	402.4	370.4	32.0	9%
Total	865.9	839.1	26.8	3%
Cost of goods sold	769.4	782.6	(13.2)	(2)%
Gross margin	$96.5	$56.5	$40.0	71%
Gross margin as a percentage of net sales	11%	7%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,295	1,486	(191)	(13)%
Specialty(b)	650	786	(136)	(17)%
Total finished product tonnes	1,945	2,272	(327)	(14)%
Rock	360	—	360	NM
Total Phosphates Segment Tonnes(a)	2,305	2,272	33	1%
Realized prices ($/tonne)
Average finished product selling price (destination)	$431	$369	$62	17%
Average rock selling price (destination)(a)	$79	$—	$79	NM
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$344	$285	$59	21%
Sulfur (long ton)	$128	$87	$41	47%
Blended rock (metric tonne)	$55	$59	$(4)	(7)%
Production volume (in thousands of metric tonnes) - North America	2,045	2,303	(258)	(11)%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended March 31, 2018 and 2017
The Phosphates segment’s net sales were $865.9 million for the three months ended March 31, 2018, compared to $839.1 million for the three months ended March 31, 2017. The increase in net sales was due to higher average sales prices in the current year period which resulted in increased net sales of approximately $90 million, partially offset by lower sales volumes which decreased net sales by approximately $80 million. Sales of phosphate rock from the Miski Mayo mine also contributed approximately $30 million to net sales for the three months ended March 31, 2018. We began consolidating the Miski Mayo results in the current year period due to the additional 40% economic interest acquired in the Acquisition, which increased our aggregate ownership interest to 75%.
Our average finished product selling price was $431 per tonne for the three months ended March 31, 2018, an increase of 17% from the same period a year ago due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 14% for the three months ended March 31, 2018, compared to the same period in the prior year due to the factors discussed in the Overview. This was partially offset by our consolidation of phosphate rock sales volumes from the Miski Mayo mine.
Gross margin for the Phosphates segment increased to $96.5 million for the three months ended March 31, 2018, from $56.5 million for the three months ended March 31, 2017. Higher average prices contributed approximately $90 million to the increase in gross margin. In addition, gross margin in the current year period was favorably impacted by approximately

$10 million due to the net impact of lower turnaround costs partially offset by costs related to the temporary idling of our Plant City, Florida phosphate manufacturing facility. The current period gross margin was negatively impacted by higher raw material costs which were unfavorable compared to the prior year by approximately $40 million as discussed further below. We also had an unfavorable impact of approximately $15 million related to a refinement made during the current quarter to our weighted average inventory costing.
The average consumed price for ammonia for our North American operations increased to $344 per tonne for the three months ended March 31, 2018, from $285 in the same period a year ago. The average consumed sulfur price for our North American operations increased to $128 per long ton for the three months ended March 31, 2018, from $87 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. A portion of our ammonia is purchased under a long-term natural gas based pricing ammonia supply agreement. The average consumed cost of purchased and produced phosphate rock decreased to $55 per tonne for the three months ended March 31, 2018, compared to $59 per tonne for the three months ended March 31, 2017.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 11% to 2.0 million tonnes for the three months ended March 31, 2018, from 2.3 million tonnes in the prior year period, primarily due to the temporary idling of our Plant City, Florida facility. For the three months ended March 31, 2018, our operating rate for processed phosphate production increased to 84%, excluding Plant City capacity which was not considered available capacity, compared to 79% in the same period of the prior year.
For the three months ended March 31, 2018, our North American phosphate rock production was 4.1 million tonnes compared to 3.5 million tonnes for the same period of the prior year. The increase from the prior year was due to mining areas of higher rock grade in addition to increases in operating factors across several of the mines.  We generally manage our rock production consistent with our long-term mine plans.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent
Net sales:
North America	$280.2	$253.9	$26.3	10%
International	123.5	160.2	(36.7)	(23)%
Total	403.7	414.1	(10.4)	(3)%
Cost of goods sold	301.3	344.7	(43.4)	(13)%
Gross margin	$102.4	$69.4	$33.0	48%
Gross margin as a percentage of net sales	25%	17%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,551	1,832	(281)	(15)%
Specialty(b)	139	141	(2)	(1)%
Total Potash Segment Tonnes	1,690	1,973	(283)	(14)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$239	$210	$29	14%
Production volume (in thousands of metric tonnes)	2,275	2,048	227	11%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag and animal feed ingredients.

Three months ended March 31, 2018 and 2017
The Potash segment’s net sales decreased to $403.7 million for the three months ended March 31, 2018, compared to $414.1 million in the same period a year ago. The decrease was due to lower sales volumes that resulted in decreased net sales of approximately $40 million, partially offset by higher selling prices, which had a favorable impact on net sales of approximately $30 million.
Our average selling price was $239 per tonne for the three months ended March 31, 2018, compared to $210 for the same period a year ago, as a result of the factors described in the Overview. We expect our international sales volumes to increase as a percentage of total sales throughout the remainder of 2018 causing lower average selling prices.
The Potash segment’s sales volumes decreased to 1.7 million tonnes for the three months ended March 31, 2018, compared to 2.0 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $102.4 million for the three months ended March 31, 2018, from $69.4 million in the same period of the prior year. Gross margin was favorably impacted by approximately $30 million due to the increase in average selling prices and by approximately an additional $30 million due to the effects of operating more efficiently at higher levels of production. These favorable impacts were partially offset by approximately $10 million in unfavorable foreign exchange impacts due to the weakening of the U.S. Dollar against the Canadian Dollar, a decrease of $10 million due to lower sales volumes, and a decrease of $10 million related to increased production costs associated with higher tonnage.
We had expense of $26.3 million from Canadian resource taxes for the three months ended March 31, 2018, compared with expense of $23.3 million in the same period a year ago. Royalty expense increased to $8.3 million for the three months ended March 31, 2018, compared to $5.1 million for the three months ended March 31, 2017. These taxes increased due to higher profitability and production levels in the current year.
We incurred $39.2 million in expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended March 31, 2018, compared to $39.3 million for the three months ended March 31, 2017. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage, as well as costs associated with horizontal drilling. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine.
For the three months ended March 31, 2018, potash production was 2.3 million tonnes compared to 2.0 million tonnes for the prior year period. Our operating rate for potash production was 87% for the current year period, primarily due to higher production at our Esterhazy mine which was impacted by unplanned downtime in the prior year due to a mechanical skip failure. In the prior year period, our operating rate was 83%.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price. The prior year activity reflects our former International Distribution segment less our China and India distribution activity, which is now being reported in Corporate, Eliminations and Other.

	Three months ended
	March 31,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent
Net Sales	$665.3	$427.2	$238.1	56%
Cost of goods sold	606.1	408.9	197.2	48%
Gross margin	$59.2	$18.3	$40.9	NM
Gross margin as a percent of net sales	9%	4%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	427	50	377	NM
Potash produced in Brazil	99	—	99	NM
Purchased nutrients	1,058	1,089	(31)	(3)%
Total Mosaic Fertilizantes Segment Tonnes	1,584	1,139	445	39%
Realized prices ($/tonne)
Average finished product selling price (destination)	$420	$375	$45	12%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	70	169	(99)	(59)%
MicroEssentials® from Mosaic	182	314	(132)	(42)%
Potash from Mosaic/Canpotex	389	408	(19)	(5)%
Production volume (in thousands of metric tonnes)	987	—	987	NM

Three months ended March 31, 2018 and 2017
The Mosaic Fertilizantes segment’s net sales increased to $665.3 million for the three months ended March 31, 2018, from $427.2 million in the same period a year ago. The increase in net sales was due to approximately $240 million of net sales from the acquired Vale business during the three months ended March 31, 2018.
The average finished product selling price increased to $420 per tonne in the current year quarter compared $375 per tonne in the prior year period due to the influence of higher raw material costs.
The Mosaic Fertilizantes segment’s sales volume of 1.6 million tonnes increased 39% for the three months ended March 31, 2018 compared to same period of 2017. This increase is due primarily to the sales volumes from the acquired business partially offset by a decrease in the distribution business due to a decrease in sales of blends.
Total gross margin for the three months ended March 31, 2018, increased to $59.2 million from $18.3 million in the prior year period, driven by approximately $200 million of gross margin attributable to the increased sales volumes discussed above. This was substantially offset by raw material costs and conversion costs of approximately $150 million and depreciation expense of $30 million related to the acquired business. Gross margin was also favorably impacted by approximately $30 million related to the effects of the purchase price fair market value adjustment of acquired inventory, primarily on rock. This impact will diminish going forward in 2018.
The average consumed price for ammonia for our Brazilian operations was $407 per tonne for the three months ended March 31, 2018. The average consumed sulfur price for our Brazilian operations was $204 per long ton for the three months ended March 31, 2018. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
Corporate, Eliminations and Other

In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 17 to our Notes to Condensed Consolidated Financial Statements. As part of the Realignment, during the first quarter of 2018, the results of the China and India distribution business, which had previously been reported in our International Distribution segment, were moved into the Corporate, Eliminations and Other category. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. Our operating results for the quarter ended March 31, 2017 have been recast to reflect the Realignment.
For the three months ended March 31, 2018, gross margin for Corporate, Eliminations and Other was a loss of $16.0 million, compared to a loss of $14.6 million for the same period in the prior year. The change was driven by a net unrealized loss of $12.2 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $0.6 million in the prior year period. This was partially offset by a lower elimination of profit on intersegment sales in 2018 which contributed an increase of approximately $8 million to gross margin. Distribution operations in India and China had revenues and gross margin of $89.4 million and $10.1 million, respectively, for the three months ended March 31, 2018 and $60.1 million and $9.4 million, respectively, for the three months ended March 31, 2017.
Other Income Statement Items

	Three months ended
	March 31,		2018-2017
(in millions)	2018	2017	Change	Percent
Selling, general and administrative expenses	$93.6	$80.9	$12.7	16%
Other operating expense	67.8	18.6	49.2	NM
Interest (expense)	(58.5)	(32.9)	(25.6)	78%
Interest income	9.1	7.1	2.0	28%
Interest expense, net	(49.4)	(25.8)	(23.6)	91%
Foreign currency transaction (loss) gain	(32.2)	8.9	(41.1)	NM
Other expense	(5.6)	(4.5)	(1.1)	24%
(Benefits from) provision for income taxes	(49.9)	9.7	(59.6)	NM
Equity in net loss of nonconsolidated companies	(3.3)	(0.1)	(3.2)	NM
Selling, General and Administrative Expenses
For the three months ended March 31, 2018, selling, general and administrative expenses were $93.6 million, compared to $80.9 million for the same period of the prior year. Approximately $8 million of the increase in the current year period is due to the operations of the Acquired Business and approximately $4 million is related to higher incentive expense in the current year.
Other Operating (Income) Expense
For the three months ended March 31, 2018, we had other operating expense of $67.8 million, compared to $18.6 million for the same period in the prior year. The three-month period ended March 31, 2018 includes $26 million of fees and integration costs related to the Acquisition, and $16 million of costs incurred to capture future synergies associated with the businesses acquired from Vale. The three months ended March 31, 2017, included approximately $3 million of professional services costs for the Acquisition and approximately $3 million related to liquidated damages provision of our ammonia supply agreement with CF Industries, Inc. due to a delay in the availability of a specialized tug and barge unit to transport the ammonia.
Interest Expense, Net
Interest expense increased to $49.4 million for the three months ended March 31, 2018 compared to $25.8 million for the three months ended March 31, 2017. The increase was due to higher debt levels and lower capitalized interest in the current year period. The prior year also included approximately $4 million related to a gain on interest rate swaps.

Foreign Currency Transaction Gain (Loss)
For the three months ended March 31, 2018, we recorded foreign currency transaction losses of $32.2 million compared with a gain of $8.9 million in the same period of the prior year. For the three months ended March 31, 2018, the loss was primarily the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. denominated intercompany loans and strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
For the three months ended March 31, 2017, the gain was mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany loans.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

March 31, 2018	767.7%	$(49.9)
March 31, 2017	111.5%	9.7
Income tax expense was a benefit of $49.9 million and the effective tax rate was 767.7% for the three months ended March 31, 2018.
For the three months ended March 31, 2018, tax expense specific to the period was a benefit of approximately $48.0 million. This consisted primarily of a partial release of $57.0 million of valuation allowances as a result of revisions to provisional estimates related to The Act. This was partially offset by a share-based excess cost of $1.6 million, a change in AMT refunds of $2.0 million, and changes in estimates related to prior years of $3.8 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the US including foreign tax credits for various taxes incurred.
2017 Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, The Act was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete ("Provisional Estimates"). The Provisional Estimates must be finalized within a one year measurement period.
Mosaic recorded its Provisional Estimates relating to The Act in the period ending December 31, 2017. The revisions recorded this period are still considered provisional estimates and may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of The Act.
For the three months ended March 31, 2017, tax expense specific to the period included an expense of $8.9 million, which primarily related to share-based excess cost. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and by a benefit associated with depletion.
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

Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $0.7 billion, plus marketable securities held in trust to fund future obligations of $0.6 billion, long-term debt, including current maturities, of approximately $5.1 billion, and stockholders’ equity of approximately $10.7 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2018, we completed the Acquisition. The cash paid at closing was $1.08 billion (adjusted based on matters such as the estimated working capital of Vale Fertilizantes at the time of closing). We funded this amount with the proceeds of a $1.25 billion public debt offering that was completed in November 2017. The remainder was used to pay transaction costs and expenses and to fund the majority of the $200 million that we prepaid against our outstanding term loan in January 2018. We also invested $223.3 million in capital expenditures during the three months ended March 31, 2018.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At March 31, 2018, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of March 31, 2018.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2018. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash.
In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S. aside from withholding taxes; however, the The Act significantly altered U.S. corporate income tax law. The Act imposes a one-time tax on the "deemed" repatriation of foreign subsidiaries' earnings and profits.
The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in financing activities for the three months ended March 31, 2018 and 2017:

(in millions)	Three months ended
	March 31,		2018-2017
Cash Flow	2018	2017	Change	Percent
Net cash provided by (used in) operating activities	$(71.0)	$146.0	$(217.0)	NM
Net cash used in investing activities	(1,220.4)	(245.6)	(974.8)	NM
Net cash provided by (used in) financing activities	(213.3)	102.2	(315.5)	NM
Operating Activities
During the three months ended March 31, 2018, net cash used in operating activities decreased by $217.0 million to $71.0 million, from net cash provided by operating activities of $146.0 million for the three months ended March 31, 2017. Our results of operations, including the Acquired Business, after non-cash adjustments to net earnings, contributed $218.3 million to cash flows from operating activities during the three months ended March 31, 2018, compared to a contribution of $250.0 million as computed on the same basis for the prior year period. During the three months ended March 31, 2018, we had an unfavorable working capital change of $289.3 million compared to an unfavorable change of $104 million during the three months ended March 31, 2017.

The change in working capital for the three months ended March 31, 2018, was primarily driven by an increase in inventories of $147.6 million, an increase in other assets of $137.5 million and a decrease in accounts payable and accrued liabilities of $74.9 million, partially offset by a decrease in accounts receivable of $62.5 million. The increase in inventories was primarily due to higher raw material costs and building inventory volumes for the upcoming spring season at March 31, 2018 compared to December 31, 2017 which was worsened by the delay in effect of the delayed spring season in North America. The increase in other assets was primarily related to tax receivables and a change in the revenue recognition policy of Canpotex. The decrease in accounts payable and accrued liabilities is related to the timing of payments for customer rebate programs and employee incentives which are paid in the first quarter of the year, and lower ammonia and plant operating purchases in the current year quarter. The change in accounts receivable was due to the timing of sales as we had lower sales volumes in March 2018 compared to December 2017.
The change in working capital for the three months ended March 31, 2017, was primarily driven by an increase in inventories of $133.3 million partially offset by a reduction in accounts receivable of $45.7 million and an increase in accounts payable and accrued liabilities of $38.6 million. The increase in inventories was primarily due to the higher cost of raw materials and higher inventory volumes in preparation for the spring season at March 31, 2017 compared to December 2016. The change in accounts receivable was due to the timing of sales as we had lower sales volumes in March 2017 compared to December 2016. The increase in accounts payable and accrued liabilities was primarily due to the higher cost of raw material purchases and the building of inventories in 2017.
Investing Activities
Net cash used in investing activities was $1.2 billion for the three months ended March 31, 2018, compared to $0.2 billion for the same period a year ago. In the current year quarter, we completed the Acquisition for approximately $1.0 billion. We had capital expenditures of $223.3 million, compared to $223.8 million in the prior year period. In the prior year we invested $25 million in an affiliate for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 15 of our Condensed Consolidated Financial Statements in this report.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018, was $213.3 million, compared to net cash provided by financing activities of $102.2 million for the same period in the prior year. For the three months ended March 31, 2018, we made payments on our long-term debt of $206.9 million, including a prepayment of $200 million on our term loan. We also made net payments of structured accounts payable of $61.9 million which was offset by proceeds from short-term borrowings in our international locations of $65.3 million, primarily related to a collateralized subsidy payment by the Government of India which was repaid in April 2018.
In the prior year period, we received net proceeds from structured accounts payable of $72 million and net proceeds from short-term borrowing of $128.5 million, which were used to fund working capital needs in our international locations.
Debt Instruments, Guarantees and Related Covenants
See Notes 10 and16 to the Consolidated Financial Statements in our 10-K Report.
Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under "EPA RCRA Initiative", and in Note 11 to our Condensed Consolidated Financial Statements in this report.
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 15 to our Condensed Consolidated Financial Statements in this report.

Contingencies
Information regarding contingencies is hereby incorporated by reference to Note 12 to our Condensed Consolidated Financial Statements in this report.

Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about our recently completed acquisition of the global phosphate and potash operations of Vale S.A. (“Vale”) conducted through Vale Fertilizantes S.A. (the “Transaction”) and the anticipated benefits and synergies of the Transaction, statements about MWSPC and its nature, impact and benefits, statements about other proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
difficulties with realization of the benefits of the Transaction, including the risks that the acquired business may not be integrated successfully or that the anticipated synergies or cost or capital expenditure savings from the Transaction may not be fully realized or may take longer to realize than expected, including because of political and economic instability in Brazil or changes in government policy in Brazil;

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

•
other risks associated with our international operations, including any potential adverse effects related to the Miski Mayo mine in the event that protests against natural resource companies in Peru were to extend to or impact the Miski Mayo mine;

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

•	other disruptions of operations at any of our key production and distribution facilities, particularly when they are operating at high operating rates;

•	changes in antitrust and competition laws or their enforcement;

•	actions by the holders of controlling equity interests in businesses in which we hold a noncontrolling interest;

•	the performance of MWSPC;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact of interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 13 to the Consolidated Financial Statements in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
As of March 31, 2018 and December 31, 2017, the fair value of our major foreign currency exchange contracts was ($5.4) million and $9.4 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2018			As of December 31, 2017
	Expected Maturity Date		Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,			Year ending December 31,
	2018	2019		2018	2018
Foreign Currency Exchange Forwards
Canadian Dollar			$(5.3)			$12.3
Notional (million US$) - long Canadian dollars	$438.9	$141.6		$444.4	$39.1
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2758	1.2711		1.2850	1.2791

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real			$0.8			$1.3
Notional (million US$) - short Brazilian real	$262.3	$—		$174.9	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.2874	—		3.3001	—
Notional (million US$) - long Brazilian real	$234.9	$47.2		$174.9	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.3390	3.3887		3.3414	—
Indian Rupee			$(0.9)			$(4.2)
Notional (million US$) - short Indian rupee	$160.0	$—		$196.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	65.9817	—		65.8215	—
Total Fair Value			$(5.4)			$9.4
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2018 and December 31, 2017, the fair value of our natural gas commodities contracts was $(20.1) million and $(17.6) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2018					As of December 31, 2017
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2018	2019	2020	2021	Fair Value	2017	2018	2019	Fair Value
Natural Gas Swaps					$(20.1)				$(17.6)
Notional (million MMBtu) - long	14.2	21.2	11.6	4.3		18.2	19.9	5.0
Weighted Average Rate (US$/MMBtu)	$2.36	$2.31	$1.81	$1.57		$3.16	$3.01	$3.14
Total Fair Value					$(20.1)				$(17.6)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of March 31, 2018 and December 31, 2017, the fair value of our interest rate contracts was $(15.3) million and $(2.2) million, respectively. Further information regarding our interest rate contracts is included in Note 13 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2018.
In accordance with relevant SEC guidance, the scope of management’s evaluation excluded internal control over financial reporting for Vale Fertilizantes S.A., which we acquired on January 8, 2018. At March 31, 2018, the total assets associated with the acquired business were $3.8 billion and net assets were $2.4 billion. During the three months ended March 31, 2018, the results of operations associated with the acquired business contributed $114.1 million in revenue, $24.0 million in operating earnings and net income of $11.4 million.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 12 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.

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
We made no share repurchases during the three months ended March 31, 2018.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.1	Letter agreement dated March 7, 2018 between The Mosaic Company and Anthony T. Brausen	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K/A dated January 31, 2018 and filed on March 12, 2018

10.2	Senior Management Severance and Change in Control Agreement between The Mosaic Company and Anthony T. Brausen		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ ANTHONY T. BRAUSEN
Anthony T. Brausen
Senior Vice President—Finance and interim Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

May 8, 2018