Form 10-Q
period 2018-06-30
MOSAIC CO
filed 2018-08-07
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 385,457,882 shares of Common Stock as of August 3, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$2,205.0	$1,754.6	$4,138.7	$3,332.7
Cost of goods sold	1,910.4	1,562.3	3,602.0	3,010.8
Gross margin	294.6	192.3	536.7	321.9
Selling, general and administrative expenses	79.3	71.2	172.9	152.1
Other operating expense	19.0	26.5	86.8	45.1
Operating earnings	196.3	94.6	277.0	124.7
Interest expense, net	(45.1)	(36.4)	(94.5)	(62.2)
Foreign currency transaction (loss) gain	(78.7)	9.1	(110.9)	18.0
Other (expense) income	(2.4)	1.4	(8.0)	(3.1)
Earnings from consolidated companies before income taxes	70.1	68.7	63.6	77.4
Provision for (benefits from) income taxes	3.7	(22.6)	(46.2)	(12.9)
Earnings from consolidated companies	66.4	91.3	109.8	90.3
Equity in net earnings (loss) of nonconsolidated companies	1.7	5.8	(1.6)	5.7
Net earnings including noncontrolling interests	68.1	97.1	108.2	96.0
Less: Net income (loss) attributable to noncontrolling interests	0.2	(0.2)	(2.0)	(0.4)
Net earnings attributable to Mosaic	$67.9	$97.3	$110.2	$96.4
Basic net earnings per share attributable to Mosaic	$0.18	$0.28	$0.29	$0.27
Basic weighted average number of shares outstanding	385.4	351.0	384.0	350.8
Diluted net earnings per share attributable to Mosaic	$0.18	$0.28	$0.29	$0.27
Diluted weighted average number of shares outstanding	387.2	352.0	385.5	351.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings including noncontrolling interest	$68.1	$97.1	$108.2	$96.0
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	(328.8)	78.6	(468.1)	116.0
Net actuarial gain and prior service cost, net of tax	1.9	1.2	4.0	3.9
Amortization of gain on interest rate swap, net of tax	0.7	0.6	1.1	1.2
Net (loss) gain on marketable securities held in trust fund, net of tax	(1.3)	1.3	(5.2)	3.7
Other comprehensive (loss) income	(327.5)	81.7	(468.2)	124.8
Comprehensive (loss) income	(259.4)	178.8	(360.0)	220.8
Less: Comprehensive loss attributable to noncontrolling interest	(5.7)	(1.7)	(8.6)	(0.7)
Comprehensive (loss) income attributable to Mosaic	$(253.7)	$180.5	$(351.4)	$221.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$1,035.3	$2,153.5
Receivables, net	624.9	642.6
Inventories	2,168.3	1,547.2
Other current assets	341.9	273.2
Total current assets	4,170.4	4,616.5
Property, plant and equipment, net of accumulated depreciation of $6,563.8 million and $6,274.1 million, respectively	11,559.6	9,711.7
Investments in nonconsolidated companies	837.8	1,089.5
Goodwill	1,738.0	1,693.6
Deferred income taxes	515.7	254.6
Other assets	1,576.5	1,267.5
Total assets	$20,398.0	$18,633.4
Liabilities and Equity
Current liabilities:
Short-term debt	$20.2	$6.1
Current maturities of long-term debt	261.2	343.5
Structured accounts payable arrangements	384.5	386.2
Accounts payable	774.8	540.9
Accrued liabilities	1,154.2	754.4
Total current liabilities	2,594.9	2,031.1
Long-term debt, less current maturities	4,736.5	4,878.1
Deferred income taxes	1,163.6	1,117.3
Other noncurrent liabilities	1,487.3	967.8
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,230,157 shares issued and 385,457,882 shares outstanding as of June 30, 2018, 388,998,498 shares issued and 351,049,649 shares outstanding as of December 31, 2017	3.8	3.5
Capital in excess of par value	981.7	44.5
Retained earnings	10,734.1	10,631.1
Accumulated other comprehensive loss	(1,523.2)	(1,061.6)
Total Mosaic stockholders' equity	10,196.4	9,617.5
Noncontrolling interests	219.3	21.6
Total equity	10,415.7	9,639.1
Total liabilities and equity	$20,398.0	$18,633.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$108.2	$96.0
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	434.3	324.7
Amortization of acquired inventory	(45.9)	—
Deferred and other income taxes	(95.6)	34.0
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	1.6	(5.8)
Accretion expense for asset retirement obligations	24.5	13.1
Share-based compensation expense	22.7	20.9
Unrealized loss (gain) on derivatives	26.3	(3.2)
Other	7.0	10.2
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	132.2	51.4
Inventories	(369.6)	(305.7)
Other current and noncurrent assets	(50.9)	(71.3)
Accounts payable and accrued liabilities	517.1	219.2
Other noncurrent liabilities	24.1	5.3
Net cash provided by operating activities	736.0	388.8
Cash Flows from Investing Activities:
Capital expenditures	(424.4)	(392.3)
Purchases of available-for-sale securities - restricted	(257.6)	(1,266.3)
Proceeds from sale of available-for-sale securities - restricted	249.4	1,256.1
Investments in consolidated affiliate	(3.6)	(38.9)
Acquisition, net of cash acquired	(985.3)	—
Other	4.4	18.8
Net cash used in investing activities	(1,417.1)	(422.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(88.9)	(265.2)
Proceeds from issuance of short-term debt	107.2	343.4
Payments of structured accounts payable arrangements	(438.2)	(155.8)
Proceeds from structured accounts payable arrangements	331.0	247.4
Payments of long-term debt	(313.9)	(3.4)
Proceeds from issuance of long-term debt	39.2	1.5
Cash dividends paid	(19.2)	(149.1)
Other	(0.4)	(1.9)
Net cash (used in) provided by financing activities	(383.2)	16.9
Effect of exchange rate changes on cash	(51.6)	4.5
Net change in cash, cash equivalents and restricted cash	(1,115.9)	(12.4)
Cash, cash equivalents and restricted cash - December 31	2,194.4	711.4
Cash, cash equivalents and restricted cash - June 30	$1,078.5	$699.0

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,035.3	$660.6
Restricted cash in other current assets	8.5	7.2
Restricted cash in other assets	34.7	31.2
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$1,078.5	$699.0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $11.0 and $14.0 for the six months ended June 30, 2018 and 2017, respectively)	$88.8	$74.8
Income taxes (net of refunds)	26.5	(8.9)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income (loss)	—	—	—	(107.2)	250.6	2.6	146.0
Vesting of restricted stock units	0.8	—	(12.8)	—	—	—	(12.8)
Stock based compensation	—	—	27.4	—	—	—	27.4
Dividends ($0.35 per share)	—	—	—	(125.1)	—	—	(125.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Distribution to noncontrolling interests	—	—	—	—	—	(18.2)	(18.2)
Balance as of December 31, 2017	351.0	$3.5	$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	110.2	(461.6)	(8.6)	(360.0)
Vesting of restricted stock units	0.2	—	(3.1)	—	—	—	(3.1)
Stock based compensation	—	—	20.6	—	—	—	20.6
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.025 per share)	—	—	—	(9.9)	—	—	(9.9)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Equity from noncontrolling interests	—	—	—	—	—	206.7	206.7
Balance as of June 30, 2018	385.4	$3.8	$981.7	$10,734.1	$(1,523.2)	$219.3	$10,415.7

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

•
Our Mosaic Fertilizantes business segment consists of assets we acquired in the Acquisition, which includes five Brazilian phosphate rock mines; four chemical plants and a potash mine in Brazil. The segment also includes our legacy distribution business in South America which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A. which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accounting Estimates
Preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities including asset retirement obligations (“ARO”), and income tax-related accounts, including the valuation allowance against deferred income tax assets. Actual results could differ from these estimates.
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
In January 2016, the Financial Accounting Standards Board ("FASB") issued guidance which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance was effective for us beginning January 1, 2018, and did not have a material effect on our consolidated financial statements.
Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance, including subsequent amendments, is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach at either the adoption date or the beginning of the earliest comparative period presented in the financial statements. We have determined that we will not early adopt this guidance, and that we will utilize initial calculational guidance for existing leases provided in the standard for use in the modified retrospective approach. We also plan to apply this guidance as of the adoption date. We are currently gathering information about our lease arrangements, and are evaluating provisions of our leases against the recognition requirements of the new guidance. Additionally, we have begun the process of implementing an information system solution and changes to internal procedures necessary to meet the requirements of the new guidance. We continue to integrate technological and process solutions and continue to work to determine the impact this guidance will have on our consolidated financial statements.
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
Under the new revenue standard, the timing of revenue recognition is accelerated for certain sales arrangements due to the emphasis on transfer of control rather than risks and rewards. Certain sales where revenue was previously deferred until risk was fully assumed by the customer will now be recognized when the product is shipped. Additionally, the timing of when we record revenue on sales by Canpotex has been impacted by their adoption of new revenue standards. The total impact of adoption on our condensed consolidated statement of earnings and balance sheet was as follows (in millions):

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the three months ended June 30, 2018
		Elimination of Revenue Deferral	Canpotex Impact (a)	Balances Without New Revenue Standards
	As Reported				Impact
Income Statement
Net sales	$2,205.0	$20.3	$30.8	$2,256.1	$(51.1)
Cost of goods sold	1,910.4	17.0	15.9	1,943.3	(32.9)
Provision for (benefit from) income taxes	3.7	0.2	2.7	6.6	(2.9)
Net earnings (loss) attributable to Mosaic	67.9	3.1	12.2	83.2	(15.3)

	For the six months ended June 30, 2018
		Elimination of Revenue Deferral	Canpotex Impact (a)	Balances Without New Revenue Standards
	As Reported				Impact
Income Statement
Net sales	$4,138.7	$(38.3)	$100.6	$4,201.0	(62.3)
Cost of goods sold	3,602.0	(26.3)	68.3	3,644.0	(42.0)
Provision for (benefit from) income taxes	(46.2)	(1.7)	7.3	(40.6)	(5.6)
Net earnings (loss) attributable to Mosaic	110.2	(10.3)	25.0	124.9	(14.7)

Balance Sheet
Receivables, net	$624.9	$(57.2)	$100.6	$668.3	$(43.4)
Inventories	2,168.3	33.6	(59.9)	2,142.0	26.3
Other current assets	341.9	5.2	—	347.1	(5.2)
Deferred income tax asset	515.7	3.0	(7.3)	511.4	4.3
Accrued liabilities	1,154.2	(2.4)	8.4	1,160.2	(6.0)
Retained earnings	10,734.1	(13.0)	25.0	10,746.1	(12.0)
______________________________

(a)
Includes impact from Canpotex's adoption of new revenue standards, resulting in a deferral of approximately 530,000 tonnes as of June 30, 2018. The impact to revenue recognized for the three months ended June 30, 2018 represents an incremental 130,000 tonnes deferred compared to the first quarter.

Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We have elected to recognize the cost for freight and shipping as an expense in cost of sales, when control over the product has passed to the customer.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2018	December 31, 2017

Other current assets
Income and other taxes receivable	$173.0	$141.3
Prepaid expenses	108.5	69.0
Other	60.4	62.9
	$341.9	$273.2

Other assets
Restricted cash	$34.7	$32.6
MRO inventory	133.7	114.8
Marketable securities held in trust	622.0	628.0
Indemnification asset	148.5	—
Long-term receivable	96.5	—
Other	541.1	492.1
	$1,576.5	$1,267.5

Accrued liabilities
Accrued dividends	$1.9	$12.1
Payroll and employee benefits	161.3	159.5
Asset retirement obligations	117.9	98.1
Customer prepayments	516.5	140.4
Other	356.6	344.3
	$1,154.2	$754.4

Other noncurrent liabilities
Asset retirement obligations	$971.7	$761.2
Accrued pension and postretirement benefits	257.5	53.7
Unrecognized tax benefits	34.0	33.5
Other	224.1	119.4
	$1,487.3	$967.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings attributable to Mosaic	$67.9	$97.3	$110.2	$96.4
Basic weighted average number of shares outstanding	385.4	351.0	384.0	350.8
Dilutive impact of share-based awards	1.8	1.0	1.5	1.0
Diluted weighted average number of shares outstanding	387.2	352.0	385.5	351.8
Basic net earnings per share attributable to Mosaic	$0.18	$0.28	$0.29	$0.27
Diluted net earnings per share attributable to Mosaic	$0.18	$0.28	$0.29	$0.27
A total of 2.7 million and 2.6 million shares of Common Stock subject to issuance upon exercise of stock options for the three and six months ended June 30, 2018 and 3.5 million and 3.6 million shares and for the three and six months ended June 30, 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the six months ended June 30, 2018, gross unrecognized tax benefits decreased by $0.9 million to $38.4 million. The decrease related to worldwide tax positions and foreign currency translation. If recognized, approximately $20.3 million of the $38.4 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $5.3 million and $4.1 million as of June 30, 2018 and December 31, 2017, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
For the three months ended June 30, 2018, tax expense specific to the period was a benefit of approximately $13.1 million. This consisted primarily of a full release of $15.1 million of valuation allowances, related to our foreign tax credits, as a result of revisions to provisional estimates related to The Act. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the US including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including in the consolidated effective tax rate. For the three months ended March 31, 2018 and the six months ended June 30, 2018, income tax expense was impacted by this set of rules resulting in additional costs of $1.5 million and $2.4 million, respectively, compared to what would have been recorded under the general rule on a consolidated basis.
In the period ended March 31, 2018, we adopted new accounting requirements that provided the option to reclassify stranded income tax effects resulting from The Act from accumulated other comprehensive income (“AOCI”) to retained earnings. We did not elect to reclassify these effects of The Act from AOCI to retained earnings.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Mosaic recorded its Provisional Estimates relating to The Act in the period ending December 31, 2017. The revisions recorded in this period are still considered Provisional Estimates and may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of The Act. The Company expects to complete the accounting for the income tax effects related to The Act and record any necessary adjustments to provisional tax amounts before the end of the measurement period on December 21, 2018. See Note 12-Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
8. Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017

Raw materials	$100.6	$37.8
Work in process	576.8	349.9
Finished goods	1,357.4	1,035.1
Final price deferred(a)	24.5	38.6
Operating materials and supplies	109.0	85.8
	$2,168.3	$1,547.2
______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
9. Goodwill
Mosaic has goodwill of $1.7 billion at June 30, 2018 and December 31, 2017, respectively. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2017	$492.4	$1,076.9	$124.3	$—	$1,693.6
Foreign currency translation	—	(41.9)	(5.7)	—	(47.6)
Allocation of goodwill due to Realignment	—	—	(12.1)	12.1	—
Goodwill acquired in Vale acquisition	92.0	—	—	—	92.0
Balance as of June 30, 2018	$584.4	$1,035.0	$106.5	$12.1	$1,738.0
In connection with the Realignment and the Acquisition we performed a review of goodwill in the quarter ended March 31, 2018, and no impairment was identified. However, based on our qualitative evaluation, we determined that our Potash reporting unit had an estimated fair value that was not in significant excess of its carrying value at 16.7% and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our other reporting

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

units have substantial fair value in excess of their carrying values. Also, based on the proportionate share of business enterprise value (representative of the fair value) we assigned a portion of goodwill to Corporate and Other at that time.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the six months ended June 30, 2018.
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
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2018 and December 31, 2017 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.1	$—	$—	$1.1
Level 2
Corporate debt securities	178.2	0.1	(5.6)	172.7
Municipal bonds	186.3	0.2	(4.1)	182.4
U.S. government bonds	267.3	0.2	(6.1)	261.4
Total	$632.9	$0.5	$(15.8)	$617.6

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	186.1	0.4	(2.2)	184.3
Municipal bonds	184.5	0.5	(2.7)	182.3
U.S. government bonds	261.7	—	(4.4)	257.3
Total	$633.5	$0.9	$(9.3)	$625.1
The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$79.7	$(2.4)	$44.3	$(0.3)
Municipal bonds	69.8	(0.9)	64.5	(0.5)
U.S. government bonds	152.8	(6.1)	255.0	(4.4)
Total	$302.3	$(9.4)	$363.8	$(5.2)

	June 30, 2018		December 31, 2017
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$82.7	$(3.2)	$100.4	$(1.9)
Municipal bonds	77.9	(3.2)	83.3	(2.2)
U.S. government bonds	—	—	—	—
Total	$160.6	$(6.4)	$183.7	$(4.1)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2018. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2018
Due in one year or less	$34.6
Due after one year through five years	301.3
Due after five years through ten years	141.0
Due after ten years	139.6
Total debt securities	$616.5
For the three and six months ended June 30, 2018, realized gains were immaterial and realized losses were $(1.2) million and $(6.1) million, respectively. For the three and six months ended June 30, 2017, realized gains were $2.9 million and $3.2 million, respectively, and realized losses were immaterial and $(2.5) million, respectively.
11. Asset Retirement Obligations
We recognize our estimated asset retirement obligations (“AROs”) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long lived asset. We depreciate the tangible asset over its estimated useful life. The liability is adjusted in subsequent periods through accretion expense, which represents the increase in the present value of the liability due to the passage of time. Such depreciation and accretion expenses are included in cost of goods sold for operating facilities and other operating expense for indefinitely closed facilities.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of our AROs is as follows:

(in millions)	June 30, 2018	December 31, 2017
AROs, beginning of period	$859.3	$849.9
Liabilities acquired in the Acquisition	255.0	—
Liabilities incurred	13.9	27.1
Liabilities settled	(28.6)	(64.8)
Accretion expense	24.5	25.7
Revisions in estimated cash flows	3.7	15.7
Foreign currency translation	(38.2)	5.7
AROs, end of period	1,089.6	859.3
Less current portion	117.9	98.1
	$971.7	$761.2
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
The remaining monetary obligations under the 2015 Consent Decrees include:

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $200 million in the aggregate.

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 10 to our Condensed Consolidated Financial Statements. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.

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
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”), in the amount of $245.6 million, reflecting our updated closure cost estimates as of December 31, 2017.  The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund with a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
At June 30, 2018 and December 31, 2017, the aggregate amount of ARO associated with the Plant City Facility and the Bonnie Facility that was included in our condensed consolidated balance sheet was $98.9 million and $97.7 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
12. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $80.8 million and $35.1 million as of June 30, 2018 and December 31, 2017, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

issues; and provide financial assurance of no less than $40.0 million, which we have done without the need for any expenditure of corporate funds through satisfaction of a financial strength test and Mosaic parent guarantee. The Order did not require payment of civil penalties relating to the incident.
As of June 30, 2018, the sinkhole repairs were substantially complete, with $77.2 million spent in remediation and sinkhole-related costs through this date. We estimate remaining costs will be approximately $7 million. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The South Pasture Extension. In November 2016, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service's biological opinion and the Corps' reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act (“CWA”), the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and violated the ESA by relying on the Service's biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service's biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are seeking relief including (i) declarations that the Corps' decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service's biological opinion violated applicable law and that the Corps' reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic's motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the defendants, filed answers to the amended complaint. On June 30, 2017, the plaintiffs filed a motion for summary judgment, arguing that the permit should not have been issued. On July 15, 2017, Mosaic filed a response in opposition to the plaintiffs' motion, and on July 28, 2017, Mosaic filed its own motion for summary judgment. On December 14, 2017 the Tampa District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the government defendants, and denied the plaintiffs’ motion to supplement the administrative record. On February 12, 2018, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit of the Tampa District Court decision. A mandatory mediation occurred on March 19, 2018, but no settlement was reached.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a material effect on our future results of operations, reduce future cash flows from operations, and in the longer term, conceivably adversely affect our liquidity and capital resources.
MicroEssentials® Patent Lawsuit
On January 9, 2009, John Sanders and Specialty Fertilizer Products, LLC filed a complaint against Mosaic, Mosaic Fertilizer, LLC, Cargill, Incorporated and Cargill Fertilizer, Inc. in the United States District Court for the Western District of Missouri (the “Missouri District Court”). The plaintiffs alleged several types of the MicroEssentials® value-added ammoniated phosphate crop nutrient products that we produce, infringed on a patent owned by the plaintiffs. . Plaintiffs sought to enjoin the alleged infringement and to recover an unspecified amount of damages and attorneys’ fees for past infringement. Through an order entered by the court on September 25, 2014, Cargill was dismissed as a defendant, and the two original plaintiffs were replaced by a single plaintiff, JLSMN LLC, an entity to whom the patent was transferred.
The Missouri District Court stayed the lawsuit pending reexamination of plaintiff's patent claims by the U.S. Patent and Trademark Office (the “PTO”).  On September 12, 2012, Shell Oil Company (“Shell”) filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the reexamination are unpatentable. On October 4, 2012, the PTO issued a Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. On December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims but later reversed its decision. Shell appealed the PTO’s decision. On June 7, 2016, the Patent Trial and Appeal Board, issued a decision holding that all patent claims initially allowed to the plaintiff should have been found invalid.  On November 8, 2017, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board’s decision. On June 25, 2018, the United States Supreme Court denied plaintiffs petition for writ of certiorari. The case is now concluded, subject to formal dismissal of all the plaintiff’s claims in the district court.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, and civil claims. We estimate that our maximum potential loss with respect to these claims is approximately $971.6 million, which refers to the claims’ alleged aggregate damages. We estimate, that our probable aggregate loss with respect to these claims is approximately $37 million.
Approximately $671.4 million of the maximum potential liability relates to labor claims, such as in-house and third party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $29.6 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets at June 30, 2018. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to change in the future, our maximum exposure could increase and additional accruals could be required.
Approximately $6.5 million of the above mentioned $29.6 million reserves relates to a purported class action filed by one of the unions pleading additional payment for occupational hazard due to the alleged exposure of miners, who work at the Company’s potash mine at Rosário do Catete, Sergipe, to explosive gases that could be found during the mining process. The matter currently is before the Brazilian Labor Supreme Court (TST); however, the rulings rendered by the previous courts were not in favor of the Company.
The environmental and mining judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $143.0 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.9 million, which has been accrued at June 30, 2018. The majority of the reserves relates to an execution action filed in 2012 by the State Public Prosecutor Office, to enforce the payment of fines due to a delay by the Company in complying with a commitment agreement provision for constructing an effluent treatment plant.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $157.1 million. We

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimate that the probable aggregate loss with respect to these matters is approximately $2.3 million.
Uberaba Judicial Settlement
In 2008, the federal public prosecutor filed a public civil action requesting the Company to adopt several measures to mitigate soil and water contamination related to the Gypstack operation at Uberaba, including compensation for alleged social and environmental damages. In 2014, our predecessor subsidiary in Brazil entered into a judicial settlement with the federal public prosecutor, the State of Minas Gerais public prosecutor and the federal environmental agency (IBAMA). Under this agreement, we agreed to implement remediation measures; promote the construction of a liner under the Gypstack water ponds and lagoons to provide a barrier between the ground and the impounded acidic water; perform additional monitoring of the groundwater and soil quality and act to assess and remediate in the event monitored off-site water and soil does not comply with applicable standards; create a private reserve of natural heritage and to pay compensation in the amount of approximately $0.3 million (paid in July 2018). We are currently acting in compliance with our obligations under the judicial settlement and expect them to be completed by December 31, 2023.
Uberaba EHS Class Action
In 2013, the public prosecutor filed a class action claiming that our predecessor company in Brazil should be compelled to comply with labor safety rules and respect the provisions related to working hours set in Brazilian legislation. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with labor regulations and that the assessment carried out by the inspectors in 2010 was abusive, requesting an expert examination to confirm the facts. Upon the initial hearing, the court determined to order an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending. The amount involved in the proceeding is $32.2 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings, including audits, relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $356 million. Of that total, $217 million is contractually required to be indemnified by Vale S.A.
Approximately $244 million of the maximum potential liability relates to the Brazilian PIS and Cofins federal value added tax, tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases including other value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial, for the probable non-indemnified liability with respect to these Brazilian judicial and administrative proceedings. If the status of similar cases involving unrelated taxpayers changes in the future, additional accruals could be required.
Other Claims
We also have certain other contingencies with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition, results of operations, and cash flows.
13. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of June 30, 2018 and December 31, 2017, the gross asset position of our derivative instruments was $33.0 million and $15.6 million, respectively, and the gross liability position

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of our liability instruments was $87.1 million and $26.7 million, respectively. Due to the Acquisition, our foreign currency derivatives have increased in 2018.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of June 30, 2018, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic's intent to have floating rate debt as a portion of its outstanding debt, as of June 30, 2018 we held fixed-to-floating interest rate swap agreements related to our 4.25% senior notes due 2023.
As of June 30, 2018 and December 31, 2017, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2018	December 31, 2017
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,689.3	813.5
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	54.6	43.0
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2018 and December 31, 2017, was $44.7 million and $15.0 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018, we would have been required to post $43.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
14. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2018 and December 31, 2017, the gross asset position of our foreign currency derivative instruments was $29.2 million and $15.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $50.5 million and $6.5 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2018 and December 31, 2017, the gross asset position of our commodity derivative instruments was $0.7 million and $0.1 million, respectively, and the gross liability position of our commodity instruments was $13.5 million and $17.9 million, respectively.
Interest Rate Derivatives-We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of June 30, 2018 and December 31, 2017, the gross asset position of our interest rate swap instruments was zero and $0.1 million, respectively, and the gross liability position of our interest rate swap instruments was $20.0 million and $2.3 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,035.3	$1,035.3	$2,153.5	$2,153.5
Receivables, net	624.9	624.9	642.6	642.6
Accounts payable	774.8	774.8	540.9	540.9
Structured accounts payable arrangements	384.5	384.5	386.2	386.2
Short-term debt	20.2	20.2	6.1	6.1
Long-term debt, including current portion	4,997.7	5,054.4	5,221.6	5,431.8
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

15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2018 and December 31, 2017, the net amount due from (to) our non-consolidated companies

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

totaled $6.2 million and $(45.4) million, respectively. We also have a long-term indemnification asset of $148.5 million from Vale for reimbursement of pension plan payments.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Transactions with non-consolidated companies included in net sales	$216.4	$182.0	$330.7	$331.6
Transactions with non-consolidated companies included in cost of goods sold	187.0	254.0	390.7	416.3
As part of the Acquisition, we entered into various long-term supply agreements with Vale S.A. to provide sulfur, ammonia and phosphate rock for their Cubatao fertilizer business. These contracts are at market prices. We earned approximately $1.0 million and $2.0 million, respectively, under these agreements in the three and six months ended June 30, 2018. In May 2018, Yara International ASA completed its acquisition of the Vale Cubatão Fertilizantes complex. As a result of this transaction, we will not report transactions under these long-term supply agreements with Vale S.A. in our related party disclosures in future periods.
As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production for which approximately $2.7 million and $4.2 million, respectively, is included in revenue for the three and six months ended June 30, 2018.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At June 30, 2018 and December 31, 2017, $77.4 million and $73.2 million in bridge loans, respectively, which are eliminated in consolidation, were outstanding, relating to a cancelled second barge and the remaining tug. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2017, and no additional charges have been recorded in 2018.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
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
On January 8, 2018 we completed the Acquisition. The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital of the Acquired Business, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

share (“Common Stock”) which was valued at $26.92 per share at closing. The final purchase price is subject to a fair value determination of potential contingent consideration of up to $260 million, and evaluation of other consideration associated with assumed liabilities.
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
As of June 30, 2018, the fair value allocation for the Acquisition is preliminary and will be finalized when the valuation and the related internal controls over financial reporting are completed. Differences between the preliminary and final allocation could be material. Our estimates and assumptions are subject to change during the measurement period (up to one year from the closing of the acquisition), as we finalize the accounting of the purchase price of the assets acquired and liabilities assumed. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant and equipment, mineral reserves, goodwill, contingencies, AROs, indirect taxes and deferred income taxes. We continue to review the significant amount of data and assumptions used in these areas which could cause a reallocation of our purchase price. The following table is a preliminary allocation of the assets acquired and the liabilities we assumed in the Acquisition as of January 8, 2018, the date of the Acquisition:

Total current assets	$602.6
Property, plant and equipment, net	2,370.5
Investments in nonconsolidated companies	6.6
Goodwill	92.0
Deferred income taxes	268.4
Other assets	427.2
Total assets acquired	3,767.3
Total current liabilities	477.7
Other noncurrent liabilities	834.9
Total liabilities assumed	1,312.6
Net identifiable assets acquired	2,454.7
Noncontrolling interest	(463.3)
Cash and cash equivalents acquired	(86.1)
Total consideration transferred (net of cash acquired and working capital adjustments)	$1,905.3

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We recognized approximately $6.3 million and $5.2 million of acquisition and integration costs that were expensed during the three months ended June 30, 2018 and 2017, respectively, and $36.6 million and $7.7 million, respectively, for the six months ended June 30, 2018 and 2017. These costs are included within other operating expense in the Condensed Consolidated Statement of Earnings.
The Acquisition contributed revenues and net earnings of $548.7 million and $0.7 million, respectively from January 8, 2018 through June 30, 2018, excluding the effects of the acquisition and integration costs described above.
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

	Three months ended	Six months ended
	June 30,	June 30,
	2017	2017
Net sales	$1,991.5	$3,815.9
Net earnings attributable to Mosaic	$49.3	$11.7
Basic net earnings per share attributable to Mosaic	$0.13	$0.03
Diluted net earnings per share attributable to Mosaic	$0.13	$0.03

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
Segment information for the three and six months ended June 30, 2018 and 2017 was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended June 30, 2018
Net sales to external customers	$780.4	$560.0	$712.7	$151.9	$2,205.0
Intersegment net sales	272.8	9.5	—	(282.3)	—
Net sales	1,053.2	569.5	712.7	(130.4)	2,205.0
Gross margin	153.8	132.2	53.0	(44.4)	294.6
Canadian resource taxes	—	33.7	—	—	33.7
Gross margin (excluding Canadian resource taxes)	153.8	165.9	53.0	(44.4)	328.3
Operating earnings (loss)	128.5	108.1	14.4	(54.7)	196.3
Depreciation, depletion and amortization expense	102.1	72.9	36.8	5.0	216.8
Capital expenditures	91.5	80.1	28.8	0.7	201.1
Three months ended June 30, 2017
Net sales to external customers	$696.4	$466.5	$467.0	$124.7	$1,754.6
Intersegment net sales	278.1	1.7	—	(279.8)	—
Net sales	974.5	468.2	467.0	(155.1)	1,754.6
Gross margin	76.1	109.9	25.4	(19.1)	192.3
Canadian resource taxes	—	33.0	—	—	33.0
Gross margin (excluding Canadian resource taxes)	76.1	142.9	25.4	(19.1)	225.3
Operating earnings (loss)	29.8	85.3	10.6	(31.1)	94.6
Depreciation, depletion and amortization expense	83.2	72.7	4.1	5.9	165.9
Capital expenditures	101.1	61.3	4.9	1.2	168.5
Six months ended June 30, 2018
Net sales to external customers	$1,544.6	$961.5	$1,378.0	$254.6	$4,138.7
Intersegment net sales	374.5	11.7	—	(386.2)	—
Net sales	1,919.1	973.2	1,378.0	(131.6)	4,138.7
Gross margin	250.3	234.6	112.2	(60.4)	536.7
Canadian resource taxes	—	60.0	—	—	60.0
Gross margin (excluding Canadian resource taxes)	250.3	294.6	112.2	(60.4)	596.7
Operating earnings (loss)	188.5	181.9	23.2	(116.6)	277.0
Depreciation, depletion and amortization expense	201.4	148.5	74.0	10.4	434.3
Capital expenditures	191.7	183.9	46.7	2.1	424.4
Six months ended June 30, 2017
Net sales to external customers	$1,367.3	$876.7	$894.2	$194.5	$3,332.7
Intersegment net sales	446.3	5.6	—	(451.9)	—
Net sales	1,813.6	882.3	894.2	(257.4)	3,332.7
Gross margin	132.6	179.3	43.7	(33.7)	321.9
Canadian resource taxes	—	56.3	—	—	56.3
Gross margin (excluding Canadian resource taxes)	132.6	235.6	43.7	(33.7)	378.2
Operating earnings (loss)	46.5	121.1	15.2	(58.1)	124.7
Depreciation, depletion and amortization expense	163.0	141.1	8.5	12.1	324.7
Capital expenditures	204.5	166.8	13.3	7.7	392.3
Total Assets
As of June 30, 2018	$8,754.3	$7,669.9	$4,331.7	$(357.9)	$20,398.0
As of December 31, 2017	7,700.6	8,301.7	1,376.7	1,254.4	18,633.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three and six months ended June 30, 2018, distribution operations in India and China had revenues of $137.9 million and $227.3 million, respectively, and gross margins of $12.6 million and $22.7 million, respectively. For the three and six months ended June 30, 2017, distribution operations in India and China had revenues of $115.9 million and $176.0 million, respectively, and gross margins of $14.1 million and $23.5 million, respectively.

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net sales(a):
Brazil	$702.5	$482.9	$1,391.1	$906.2
Canpotex(b)	201.5	185.2	312.1	330.9
Canada	150.2	138.2	276.3	226.1
China	53.4	43.5	116.3	88.8
India	82.8	82.1	115.1	96.8
Australia	0.3	7.1	84.2	73.1
Mexico	23.1	45.9	82.1	79.8
Japan	29.4	29.9	57.9	44.7
Colombia	30.9	29.5	57.3	55.5
Paraguay	24.2	28.0	38.7	49.7
Argentina	26.6	8.1	33.4	15.2
Peru	21.6	—	33.1	13.8
Chile	6.9	12.0	22.6	14.5
Thailand	8.6	6.0	16.6	11.0
Honduras	10.1	7.7	15.8	12.7
Indonesia	5.1	0.1	9.7	0.5
Other	13.2	18.3	30.8	37.6
Total international countries	1,390.4	1,124.5	2,693.1	2,056.9
United States	814.6	630.1	1,445.6	1,275.8
Consolidated	$2,205.0	$1,754.6	$4,138.7	$3,332.7
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	The export association of the Saskatchewan potash producers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Sales by product type:
Phosphate Crop Nutrients	$698.5	$539.1	$1,335.4	$996.4
Potash Crop Nutrients	646.4	545.7	1,109.7	968.9
Crop Nutrient Blends	266.4	287.3	534.8	576.1
Specialty Products(a)	471.6	342.4	846.1	659.2
Phosphate Rock	8.0	—	29.8	—
Other(b)	114.1	40.1	282.9	132.1
	$2,205.0	$1,754.6	$4,138.7	$3,332.7
____________________________

(a)	Includes sales of MicroEssentials®, K-Mag and animal feed ingredients.

(b)	Includes sales of industrial potash.

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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended				Six months ended
	June 30,		2018-2017		June 30,		2018-2017
(in millions, except per share data)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net sales	$2,205.0	$1,754.6	$450.4	26%	$4,138.7	$3,332.7	$806.0	24%
Cost of goods sold	1,910.4	1,562.3	348.1	22%	3,602.0	3,010.8	591.2	20%
Gross margin	294.6	192.3	102.3	53%	536.7	321.9	214.8	67%
Gross margin percentage	13%	11%			13%	10%
Selling, general and administrative expenses	79.3	71.2	8.1	11%	172.9	152.1	20.8	14%
Other operating expense	19.0	26.5	(7.5)	(28)%	86.8	45.1	41.7	92%
Operating earnings	196.3	94.6	101.7	108%	277.0	124.7	152.3	122%
Interest expense, net	(45.1)	(36.4)	(8.7)	24%	(94.5)	(62.2)	(32.3)	52%
Foreign currency transaction (loss) gain	(78.7)	9.1	(87.8)	NM	(110.9)	18.0	(128.9)	NM
Other (expense) income	(2.4)	1.4	(3.8)	NM	(8.0)	(3.1)	(4.9)	158%
Earnings from consolidated companies before income taxes	70.1	68.7	1.4	2%	63.6	77.4	(13.8)	(18)%
Provision for (benefits from) income taxes	3.7	(22.6)	26.3	NM	(46.2)	(12.9)	(33.3)	NM
Earnings from consolidated companies	66.4	91.3	(24.9)	(27)%	109.8	90.3	19.5	22%
Equity in net earnings (loss) of nonconsolidated companies	1.7	5.8	(4.1)	(71)%	(1.6)	5.7	(7.3)	NM
Net earnings including noncontrolling interests	68.1	97.1	(29.0)	(30)%	108.2	96.0	12.2	13%
Less: Net income (loss) attributable to noncontrolling interests	0.2	(0.2)	0.4	NM	(2.0)	(0.4)	(1.6)	NM
Net earnings attributable to Mosaic	$67.9	$97.3	$(29.4)	(30)%	$110.2	$96.4	$13.8	14%
Diluted net earnings per share attributable to Mosaic	$0.18	$0.28	$(0.10)	(36)%	$0.29	$0.27	$0.02	7%
Diluted weighted average number of shares outstanding	387.2	352.0			385.5	351.8
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”). The aggregate consideration paid by us at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital and indebtedness balances of the Acquired Business, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share, which was valued at $26.92 per share at closing.. The assets we acquired include five Brazilian phosphate rock mines; four chemical plants; a potash mine in Brazil; an additional 40% economic interest in the Miski

Mayo phosphate rock mine in the Bayovar region of Peru, which increased our aggregate interest to 75%; and a potash project in Kronau, Saskatchewan. Upon completion of the Acquisition, we became the leading fertilizer producer and distributor in Brazil.
To reflect the fact that our Brazilian business is no longer strictly a distribution business and also the significance of our investment in the Brazilian business, we realigned our business segments effective as of January 1, 2018 (the “Realignment”). The new segment is called Mosaic Fertilizantes and includes the operations of Brazil and Paraguay. The results of the Miski Mayo Mine are consolidated in our Phosphates segment. The results of our existing China and India distribution businesses, which were previously reported in our International Distribution segment, were moved into the Corporate, Eliminations and Other category. These changes were effective during the first quarter of 2018 as this is how our chief operating decision maker began viewing and evaluating our operations. The Corporate, Eliminations, and Other category now includes the results of the China and India distribution businesses, Streamsong Resort® results of operations, intersegment eliminations, mark-to-market gains/losses on derivatives and debt expenses. Our operating results for the quarter and six months ended June 30, 2017 have been recast to reflect the Realignment.
Overview of Consolidated Results for the three months ended June 30, 2018 and 2017
Net earnings attributable to Mosaic for the three months ended June 30, 2018 were $67.9 million, or $0.18 per diluted share, compared to net earnings of $97.3 million, or $0.28 per diluted share, for the year ago period. The current period net earnings were negatively impacted by foreign currency transaction losses of $79 million, or $(0.16) per diluted share, unrealized losses on derivatives of $34 million, or $(0.07) per diluted share, $27 million of other operating expenses primarily related to the Acquisition, or $(0.06) per diluted share, and expenses of $10 million related to a refinement of our weighted average inventory costing, or $(0.02) per diluted share. Net earnings were positively impacted by a discrete income tax benefit of $13 million, or $0.04 per diluted share primarily related to the reversal of a valuation allowance associated with foreign tax credits and sales tax refunds of $6 million, or $0.01 per diluted share.
During the three months ended June 30, 2017, our results included discrete income tax benefits of $16 million, or $0.04 per diluted share, primarily related to Canadian tax law changes, and other operating expense of $14 million, or $(0.04) per diluted share, related to an increase in our reserve for estimated costs associated with a sinkhole at our New Wales phosphate production facility. Also included in our results for the three months ended June 30, 2017 was a foreign currency transaction gain of $9.1 million, or $0.03 per diluted share, and unrealized mark-to-market gains on derivatives of $2.7 million, or $0.01 per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results for the three months ended June 30, 2018 were favorably impacted by an increase in phosphates selling prices compared to the same period in the prior year. Phosphate selling prices in the current year period were impacted by an increase in global demand, as well as a reduction in product availability due to the temporary idling of our Plant City, Florida phosphates manufacturing facility and a delay in competitors' new capacity coming online. The benefit from the increase in selling prices was partially offset by the effect of lower sales volumes of finished product in the current year due to the temporary idling of Plant City and higher raw material costs, primarily sulfur.
Operating results were also favorably impacted by increases in the average selling price of potash and higher potash sales volumes in the current year period compared to the same period in the prior year. Prices and sales volumes have trended upward over the past year due to improved market sentiment driven by stronger global demand and a delay in new capacity ramping up. Sales volumes increased in the current year period due to strong summer fill by customers in North America. These favorable impacts were partially offset by the negative impact of foreign exchange rates and the timing of turnarounds compared to the same period in the prior year.
For the three months ended June 30, 2018, operating results were also favorably impacted by an increase in average selling prices in our Mosaic Fertilizantes segment.
Other Highlights
•We achieved record sales volumes of MicroEssentials® products for the three months ended June 30, 2018.

•During the quarter ended June 30, 2018, we substantially completed repairs on the sinkhole at our New Wales, Florida, phosphate production facility that developed in August 2016.
• We are on track to achieve over $100 million in savings and synergies during the year ended December 31, 2018 related to the Acquisition.
•Subsequent to quarter-end, in July and August, we prepaid $111 million against our outstanding term loan and paid off $92 million in maturing bonds, bringing our year-to-date repayments of debt to $500 million.
Overview of Consolidated Results for the six months ended June 30, 2018 and 2017
Net earnings attributable to Mosaic for the six months ended June 30, 2018 were $110.2 million, or $0.29 per diluted share, compared to $96.4 million, or $0.27 per diluted share, for the same period a year ago. Net earnings for the six months ended June 30, 2018 included foreign currency transaction losses of $111 million, or $(0.22) per diluted share, $73 million of other operating expenses primarily related to the Acquisition, or $(0.15) per diluted share, unrealized losses on derivatives of $46 million, or $(0.09) per diluted share, and expenses of $30 million related to a refinement of our weighted average inventory costing, or $(0.06) per diluted share. Net earnings also includes a positive impacts from a discrete income tax benefit of $61 million or $0.17 per diluted share primarily related to the reversal of a valuation allowance associated with foreign tax credits.
Included in net earnings for the six months ended June 30, 2017 were discrete income tax benefits of $14 million, or $0.04 per diluted share, a foreign currency transaction gain of $18.0 million, or $0.05 per diluted share, and unrealized mark-to-market gains on derivatives of $3.2 million, or $0.01 per diluted share.
Results for the six months ended June 30, 2018 and 2017 reflected the factors discussed above in the discussion for the three months ended June 30, 2018 and 2017, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating results for the six months ended June 30, 2018 were favorably impacted by higher phosphate average selling prices in the current-year period, driven by the factors mentioned above in the three-month discussion. Also, in the first half of 2017, selling prices were unfavorably impacted by increased competitor shipments into North America and lower raw material prices, which caused downward pressure on selling prices.
Operating results for the six months ended June 30, 2018 were also favorably impacted by increases in the average selling price of potash, driven by improved market sentiment and stronger demand. This was partially offset by a decrease in potash sales volumes for the six months ended June 30, 2018, as a result of a change in the Canpotex revenue recognition policy.
For the six months ended June 30, 2018, operating results were also favorably impacted by an increase in average selling prices in our Mosaic Fertilizantes segment and the operations of the Acquired Business.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2018-2017		June 30,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net sales:
North America	$601.4	$488.6	$112.8	23%	$1,064.9	$957.3	$107.6	11%
International	451.8	485.9	(34.1)	(7)%	854.2	856.3	(2.1)	0%
Total	1,053.2	974.5	78.7	8%	1,919.1	1,813.6	105.5	6%
Cost of goods sold	899.4	898.4	1.0	0%	1,668.8	1,681.0	(12.2)	(1)%
Gross margin	$153.8	$76.1	$77.7	102%	$250.3	$132.6	$117.7	89%
Gross margin as a percentage of net sales	15%	8%			13%	7%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,332	1,706	(374)	(22)%	2,627	3,192	(565)	(18)%
Specialty(b)	970	876	94	11%	1,620	1,662	(42)	(3)%
Total finished product tonnes	2,302	2,582	(280)	(11)%	4,247	4,854	(607)	(13)%
Rock	209	—	209	NM	569	—	569	NM
Total Phosphates Segment Tonnes(a)	2,511	2,582	(71)	(3)%	4,816	4,854	(38)	(1)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$451	$377	$74	20%	$442	$374	$68	18%
Average rock selling price (destination)(a)	$72	$—	$72	NM	$76	$—	$76	NM
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$325	$373	$(48)	(13)%	$334	$332	$2	1%
Sulfur (long ton)	139	90	49	54%	$134	$89	$45	51%
Blended rock (metric tonne)	59	58	1	2%	$57	$58	$(1)	(2)%
Production volume (in thousands of metric tonnes) - North America	2,081	2,461	(380)	(15)%	4,126	4,764	(638)	(13)%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended June 30, 2018 and 2017
The Phosphates segment’s net sales were $1.1 billion for the three months ended June 30, 2018, compared to $1.0 billion for the three months ended June 30, 2017. The increase in net sales was due to higher average sales prices in the current year period, driven by strong demand, which resulted in increased net sales of approximately $130 million. This was partially offset by lower sales volumes as explained below, which unfavorably impacted net sales by approximately $70 million. Sales of phosphate rock from the Miski Mayo mine also contributed approximately $20 million to net sales for the three months ended June 30, 2018. We began consolidating the Miski Mayo results in the current-year due to the additional 40% economic interest acquired in the Acquisition, which increased our aggregate ownership interest to 75%.
Our average finished product selling price was $451 per tonne for the three months ended June 30, 2018, an increase of 20% from the same period a year ago due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 11% for the three months ended June 30, 2018, compared to the same period in the prior year due to the temporary idling of our Plant City, Florida facility, as discussed in the Overview. This was partially offset by our consolidation of phosphate rock sales volumes from the Miski Mayo mine.

Gross margin for the Phosphates segment increased to $153.8 million for the three months ended June 30, 2018, from $76.1 million for the three months ended June 30, 2017. Higher average selling prices contributed approximately $130 million to the increase in gross margin. This was partially offset by higher raw material costs of approximately $40 million in the current year period primarily related to sulfur. Sulfur costs were negatively impacted by tightness in the market and downtime of our molten sulfur barge which caused us to purchase more prilled sulfur. We also saw an unfavorable impact of approximately $10 million due to costs related to the temporary idling of our Plant City, Florida phosphate manufacturing facility and turnaround costs associated with our sulfur barge. The current year period was also unfavorably impacted by approximately $6 million related to a refinement of our weighted average inventory costing.
The average consumed price for ammonia for our North American operations decreased to $325 per tonne for the three months ended June 30, 2018, from $373 in the same period a year ago. We purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement (the “Ammonia Supply Agreement”) or produced internally at our Faustina, Louisiana location. The high average consumed price for ammonia during the prior year period was driven by a turnaround at our Faustina, Louisiana ammonia facility, which resulted in an increase in purchases of ammonia from third parties. The average consumed sulfur price for our North American operations increased to $139 per long ton for the three months ended June 30, 2018, from $90 in the same period a year ago, due to the factors discussed above. We anticipate market prices of sulfur will remain higher in the second half of 2018. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock increased to $59 per tonne for the three months ended June 30, 2018, compared to $58 per tonne for the three months ended June 30, 2017.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 15% to 2.1 million tonnes for the three months ended June 30, 2018, from 2.5 million tonnes in the prior year period, primarily due to the temporary idling of our Plant City, Florida facility. For the three months ended June 30, 2018, our operating rate for processed phosphate production increased to 86%, excluding Plant City capacity which was not considered available capacity, compared to 84% in the same period of the prior year.
For the three months ended June 30, 2018, our North American phosphate rock production was 3.9 million tonnes compared to 3.6 million tonnes for the same period of the prior year. The increase from the prior year was due to mining areas of higher rock grade in addition to increases in operating factors across several of the mines.
Six months ended June 30, 2018 and 2017
The Phosphates segment’s net sales were $1.9 billion for the six months ended June 30, 2018, compared to $1.8 billion for the six months ended June 30, 2017, due to higher average selling prices that resulted in an increase in net sales of approximately $210 million partially offset by lower sales volumes which resulted in a decrease in net sales of approximately $150 million. Sales of phosphate rock from the Miski Mayo mine also contributed approximately $40 million to net sales for the six months ended June 30, 2018.
Our average finished product selling price was $442 per tonne for the six months ended June 30, 2018, an increase of 18% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 13% for the six months ended June 30, 2018, compared to the same period in the prior year due to the factors discussed above and in the Overview. This was partially offset by our consolidation of phosphate rock sales volumes from the Miski Mayo mine.
Gross margin for the Phosphates segment increased to $250.3 million for the six months ended June 30, 2018, from $132.6 million in the six months ended June 30, 2017. This increase was driven primarily by the $210 million impact of higher selling prices in the current year period and a favorable impact of lower conversion costs of approximately $30 million. This was partially offset by negative impact of higher sulfur costs of approximately $90 million in the current year period due to the factors discussed above for the three-months ended June 30, 2018. In addition, gross margin in the current year period was unfavorably impacted by approximately $20 million due to idle plant costs at Plant City and $20 million related to a refinement made during the current year to our weighted average inventory costing.
The average consumed price for ammonia for our North American operations was $334 per tonne for the six months ended June 30, 2018, compared to $332 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $134 per long ton for the six months ended June 30, 2018, from $89 in the same period a year ago, driven by the factors discussed above in the three month discussion. The purchase prices of these raw materials are driven by global supply and demand.  The average consumed cost of purchased and produced phosphate rock was $57 per tonne for the six months ended June 30, 2018 compared to $58 per tonne for the prior year period.
The Phosphate segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 13% to 4.1 million tonnes for the six months ended June 30, 2018, from 4.8 million tonnes in the prior year period, primarily due to the temporary idling of our Plant City, Florida facility. For the six months ended June 30, 2018, our operating rate for processed phosphate production increased to 85%, excluding Plant City capacity, which was not considered available capacity, compared to 81% in the same period of the prior year.
Our North American phosphate rock production increased to 8.0 million tonnes for the six months ended June 30, 2018, compared to 7.2 million for the six months ended June 30, 2017, due to the factors discussed above in the three month discussion.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2018-2017		June 30,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net sales:
North America	$350.8	$269.4	$81.4	30%	$631.0	$523.3	$107.7	21%
International	218.7	198.8	19.9	10%	342.2	359.0	(16.8)	(5)%
Total	569.5	468.2	101.3	22%	973.2	882.3	90.9	10%
Cost of goods sold	437.3	358.3	79.0	22%	738.6	703.0	35.6	5%
Gross margin	$132.2	$109.9	$22.3	20%	$234.6	$179.3	$55.3	31%
Gross margin as a percentage of net sales	23%	23%			24%	20%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,169	2,038	131	6%	3,720	3,870	(150)	(4)%
Specialty(b)	195	153	42	27%	334	294	40	14%
Total Potash Segment Tonnes	2,364	2,191	173	8%	4,054	4,164	(110)	(3)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$241	$214	$27	13%	$240	$212	$28	13%
Production volume (in thousands of metric tonnes)	2,151	2,302	(151)	(7)%	4,426	4,350	76	2%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag and animal feed ingredients.
Three months ended June 30, 2018 and 2017
The Potash segment’s net sales increased to $569.5 million for the three months ended June 30, 2018, compared to $468.2 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $50 million and higher sales volumes, which had a favorable impact on net sales of approximately $40 million.
Our average selling price was $241 per tonne for the three months ended June 30, 2018, compared to $214 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes increased to 2.4 million tonnes for the three months ended June 30, 2018, compared to 2.2 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $132.2 million for the three months ended June 30, 2018, from $109.9 million in the same period of the prior year. Gross margin was favorably impacted by approximately $50 million due to the increase in average selling prices and approximately $10 million due to the increase in sales volumes. These favorable impacts were partially offset by approximately $30 million due to lower fixed cost absorption as a result of lower production, driven by containment and logistics issues we experienced during the first quarter of 2018 that flowed through margin during the second quarter of 2018, and by moving up the timing of our scheduled turnaround at Esterhazy to the second quarter of 2018. We also saw unfavorable foreign exchange impacts due to the weakening of the U.S. Dollar against the Canadian Dollar compared to the prior year period.
We had expense of $33.7 million from Canadian resource taxes for the three months ended June 30, 2018, compared with expense of $33.0 million in the same period a year ago. Royalty expense increased to $8.7 million for the three months ended June 30, 2018, compared to $6.3 million for the three months ended June 30, 2017.

We incurred $38.9 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended June 30, 2018, compared to $38.5 million for the three months ended June 30, 2017. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. Once completed, this will provide us the opportunity to reduce or eliminate future brine inflow management costs and risks.
For the three months ended June 30, 2018, potash production was 2.2 million tonnes compared to 2.3 million tonnes for the prior year period. Our operating rate for potash production was 82% for the current year period, down from 83% in the prior year period, primarily due to lower production at our Esterhazy mine where we moved up the timing of our scheduled turnaround to the second quarter of 2018.
Six months ended June 30, 2018 and 2017
The Potash segment’s net sales increased to $1.0 billion for the six months ended June 30, 2018, compared to $0.9 billion in the same period a year ago. The increase was driven by a favorable impact from higher selling prices of approximately $80 million.
Our average selling price was $240 per tonne for the six months ended June 30, 2018, compared to $212 per tonne for the same period a year ago due to the factors discussed above in the Overview. We expect a higher mix of international sales in the second half of 2018 to cause lower average selling prices as a result of a change in the Canpotex revenue recognition policy that was adopted during the first quarter of 2018 and higher sales volumes in China.
The Potash segment’s sales volumes decreased to 4.1 million tonnes for the six months ended June 30, 2018, compared to 4.2 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $234.6 million for the six months ended June 30, 2018, from $179.3 million for the same period in the prior year. The favorable impact to gross margin was primarily driven by $80 million related to the increase in selling prices discussed in the Overview partially offset by approximately $10 million related to lower sales volumes in the current year period. We also saw a favorable impact from improved fixed cost absorption as a result of increased production for the six months ended June 30, 2018, which was offset by unfavorable foreign exchange impacts due to the weakening of the U.S. Dollar against the Canadian Dollar.
We incurred $60.0 million in Canadian resource taxes for the six months ended June 30, 2018, compared to $56.3 million in the same period a year ago. Royalty expense increased to $17.0 million for the six months ended June 30, 2018, compared to $11.4 million for the six months ended June 30, 2017.
We incurred expense of $78.1 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2018, compared to $77.8 million in the in the prior year period.
Potash production was up 2% for the six months ended June 30, 2018, at 4.4 million tonnes. Our operating rate was 84% for the current year period, compared to 83% for the prior year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price. The prior year activity reflects our former International Distribution segment less our China and India distribution activity, which is now being reported in Corporate, Eliminations and Other.

	Three months ended				Six months ended
	June 30,		2018-2017		June 30,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net Sales	$712.7	$467.0	$245.7	53%	$1,378.0	$894.2	$483.8	54%
Cost of goods sold	659.7	441.6	218.1	49%	1,265.8	850.5	415.3	49%
Gross margin	$53.0	$25.4	$27.6	109%	$112.2	$43.7	$68.5	157%
Gross margin as a percent of net sales	7%	5%			8%	5%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	636	82	554	NM	1,063	132	931	NM
Potash produced in Brazil	66	—	66	NM	165	—	165	NM
Purchased nutrients	1,144	1,218	(74)	(6)%	2,202	2,307	(105)	(5)%
Total Mosaic Fertilizantes Segment Tonnes	1,846	1,300	546	42%	3,430	2,439	991	41%
Realized prices ($/tonne)
Average finished product selling price (destination)	$386	$359	$27	8%	$402	$367	$35	10%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	216	176	40	23%	286	345	(59)	(17)%
MicroEssentials® from Mosaic	392	365	27	7%	574	679	(105)	(15)%
Potash from Mosaic/Canpotex	770	868	(98)	(11)%	1,159	1,276	(117)	(9)%
Production volume (in thousands of metric tonnes)	822	—	822	NM	1,809	—	1,809	NM

Three months ended June 30, 2018 and 2017
The Mosaic Fertilizantes segment’s net sales increased to $712.7 million for the three months ended June 30, 2018, from $467.0 million in the same period a year ago. The increase in net sales was due to approximately $210 million of net sales from the acquired Vale business and $40 million due to increases in average selling prices during the three months ended June 30, 2018.
The average finished product selling price increased to $386 per tonne in the current year quarter compared to $359 per tonne in the prior year period due to an increase in the price of materials used to make our purchased nutrient products, primarily nitrogen, potash and phosphates.
The Mosaic Fertilizantes segment’s sales volume of 1.8 million tonnes increased 42% for the three months ended June 30, 2018 compared to same period of 2017. This increase is due primarily to the sales volumes from the Acquired Business partially offset by a decrease in sales volumes as a result of logistical challenges driven by the nationwide truckers strike in Brazil during the current year period.
Total gross margin for the three months ended June 30, 2018, increased to $53.0 million from $25.4 million in the prior year period. An increase in average selling prices was partially offset by increased costs of raw materials in the current year period as discussed above. Gross margin was also favorably impacted by approximately $16 million related to the effect of the purchase price fair market value adjustment of acquired inventory, primarily on rock. This impact will not be material in future quarters. The benefit of synergies in the Acquired Business was offset by the costs from planned and unplanned turnarounds, idle capacity and the truckers strike in the current period. In addition, gross margin was impacted by favorable foreign exchange impacts in the current year period.

The average consumed price for ammonia for our Brazilian operations was $368 per tonne for the three months ended June 30, 2018. The average consumed sulfur price for our Brazilian operations was $200 per long ton for the three months ended June 30, 2018. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
Six months ended June 30, 2018 and 2017
The Mosaic Fertilizantes segment’s net sales were $1.4 billion for the six months ended June 30, 2018 compared to $894.2 million in the prior year period. The increase in net sales was due to approximately $400 million of net sales from the acquired Vale business and $80 million due to increases in average selling prices during the six months ended June 30, 2018.
The average finished product selling price increased $35 per tonne to $402 per tonne for the six months ended June 30, 2018 compared to $367 per tonne in the prior year period, primarily due to factors mentioned above in the three month discussion.
The Mosaic Fertilizantes segment’s sales volume of 3.4 million tonnes increased 41% for the six months ended June 30, 2018, from 2.4 million tonnes in the same period a year ago. This increase is due primarily to the sales volumes from the Acquired Business partially offset by a decrease in sales volumes as a result of logistical challenges driven by the nationwide truckers strike in Brazil during the current year period.
Total gross margin for the six months ended June 30, 2018, increased to $112.2 million from $43.7 million in the same period in the prior year. An increase in average selling prices during the six months ended June 30, 2018 was offset by increased materials costs over the same period of the prior year. In addition to the items mentioned above in the three month discussion, gross margin was also favorably impacted by approximately $46 million related to the effects of the purchase price fair market value adjustment of acquired inventory, primarily on rock. This impact will not be material in future quarters.
The average consumed price for ammonia for our Brazilian operations was $386 per tonne for the six months ended June 30, 2018. The average consumed sulfur price for our Brazilian operations was $203 per long ton for the six months ended June 30, 2018. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 17 to our Notes to Condensed Consolidated Financial Statements. As part of the Realignment, during the first quarter of 2018, the results of the China and India distribution business, which had previously been reported in our International Distribution segment, were moved into the Corporate, Eliminations and Other category. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. Our operating results for the three and six months ended June 30, 2017 have been recast to reflect the Realignment.
For the three months ended June 30, 2018, gross margin for Corporate, Eliminations and Other was a loss of $44.4 million, compared to a loss of $19.1 million for the same period in the prior year. The change was driven by a net unrealized loss of $33.3 million in the current year period, primarily on foreign currency derivatives for Brazil, compared to a net unrealized gain of $2.7 million in the prior year period. We also had a lower elimination of profit on intersegment sales in 2018 which contributed $20.8 million to gross margin compared to $28 million in the prior year period. Distribution operations in India and China had revenues and gross margin of $137.9 million and $12.6 million, respectively, for the three months ended June 30, 2018 and $115.9 million and $14.1 million, respectively, for the three months ended June 30, 2017.
For the six months ended June 30, 2018, gross margin for Corporate, Eliminations and Other was a loss of $60.4 million, compared to a loss of $33.7 million for the same period in the prior year. The change was driven by a net unrealized loss of $45.6 million in the current year period, primarily on foreign currency derivatives for Brazil, compared to a net unrealized gain of $3.2 million in the prior year period. We also had a lower elimination of profit on intersegment sales in 2018 which contributed $29.1 million to gross margin compared to $46.7 in the prior year period. Distribution operations in India and China had revenues and gross margin of $227.3 million and $22.7 million, respectively, for the six months ended June 30, 2018 and $176.0 million and $23.5 million, respectively, for the six months ended June 30, 2017.

Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2018-2017		June 30,		2018-2017
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Selling, general and administrative expenses	$79.3	$71.2	$8.1	11%	$172.9	$152.1	$20.8	14%
Other operating expense	19.0	26.5	(7.5)	(28)%	86.8	45.1	41.7	92%
Interest (expense)	(55.7)	(44.3)	(11.4)	26%	(114.2)	(77.2)	(37.0)	48%
Interest income	10.6	7.9	2.7	34%	19.7	15.0	4.7	31%
Interest expense, net	(45.1)	(36.4)	(8.7)	24%	(94.5)	(62.2)	(32.3)	52%
Foreign currency transaction (loss) gain	(78.7)	9.1	(87.8)	NM	(110.9)	18.0	(128.9)	NM
Other (expense) income	(2.4)	1.4	(3.8)	NM	(8.0)	(3.1)	(4.9)	158%
Provision for (benefits from) income taxes	3.7	(22.6)	26.3	NM	(46.2)	(12.9)	(33.3)	NM
Equity in net earnings (loss) of nonconsolidated companies	1.7	5.8	(4.1)	(71)%	(1.6)	5.7	(7.3)	NM
Selling, General and Administrative Expenses
For the three months ended June 30, 2018, selling, general and administrative expenses were $79.3 million, compared to $71.2 million for the same period of the prior year. The increase in the current year period is due to the operations of the Acquired Business.
For the six months ended June 30, 2018, selling, general and administrative expenses were $172.9 million, compared to $152.1 million for the same period of the prior year. Approximately $12 million of the increase in the current year period is due to the operations of the Acquired Business and approximately $6 million is related to higher incentive compensation expense in the current year.
Other Operating Expense
For the three months ended June 30, 2018, we had other operating expense of $19.0 million, compared to $26.5 million for the same period in the prior year. The current year quarter includes $5 million of integration costs related to the Acquisition and $6 million of costs incurred to capture future synergies associated with the businesses acquired from Vale. The three months ended June 30, 2017, included expense of approximately $14 million related to an increase in our reserve for estimated costs associated with a sinkhole at our New Wales phosphate production facility in Florida and $5 million of professional services costs related to the Acquisition.
For the six months ended June 30, 2018, we had other operating expense of $86.8 million, compared to $45.1 million for the same period in the prior year. The six-month period ended June 30, 2018 includes $31 million of fees and integration costs related to the Acquisition and $22 million to capture future synergies. In addition to the prior year costs discussed above for the sinkhole, the six-month period ended June 30, 2017 included $8 million of professional services costs for the Acquisition.
Interest Expense, Net
Net interest expense increased to $45.1 million and $94.5 million for the three and six months ended June 30, 2018 compared to $36.4 million and $62.2 million for the three and six months ended June 30, 2017. The increase was due to higher debt levels and lower capitalized interest in the current year period.
Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction losses of $78.7 million and $110.9 million for the three and six months ended June 30, 2018, compared to foreign currency transaction gains of $9.1 million and $18.0 million for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, the loss was primarily the result of the effect of strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our

Brazilian subsidiaries and the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. denominated intercompany loans.
For the three and six months ended June 30, 2017, the gains were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar denominated intercompany loans, partially offset by U.S. dollar cash held by our Canadian subsidiaries.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

June 30, 2018	5.3%	$3.7
June 30, 2017	(32.9)%	(22.6)

Six months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
June 30, 2018	(72.6)%	$(46.2)
June 30, 2017	(16.7)%	(12.9)
Income tax expense was $3.7 million and a benefit of $46.2 million, and the effective tax rate was 5.3% and (72.6)% for the three and six months ended June 30, 2018, respectively.
For the three months ended June 30, 2018, tax expense specific to the period was a benefit of approximately $13.1 million. This consisted primarily of a full release of $15.1 million of valuation allowances, related to our foreign tax credits, as a result of revisions to provisional estimates related to The Act. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the US including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including in the consolidated effective tax rate. For the three months ended March 31, 2018 and the six months ended June 30, 2018, income tax expense was impacted by this set of rules resulting in additional costs of $1.5 million and $2.4 million, respectively, compared to what would have been recorded under the general rule on a consolidated basis.
In the period ended March 31, 2018, we adopted new accounting requirements that provided the option to reclassify stranded income tax effects resulting from The Act from accumulated other comprehensive income (“AOCI”) to retained earnings. We did not elect to reclassify these effects of The Act from AOCI to retained earnings.
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

Mosaic recorded its Provisional Estimates relating to The Act in the period ending December 31, 2017. The revisions recorded in this period are still considered provisional estimates and may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of The Act.
Critical Accounting Estimates
The Condensed Consolidated Financial Statements are prepared in conformity with GAAP. In preparing the Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable by management under the circumstances. Changes in these estimates could have a material effect on our Condensed Consolidated Financial Statements.
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
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $1.0 billion, plus marketable securities held in trust to fund future obligations of $0.6 billion, long-term debt, including current maturities, of approximately $5.0 billion, and stockholders’ equity of approximately $10.4 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2018, we completed the Acquisition. The cash paid at closing was $1.08 billion (adjusted based on matters such as the estimated working capital of Vale Fertilizantes at the time of closing). We funded this amount with the proceeds of a $1.25 billion public debt offering that was completed in November 2017. The remainder was used to pay transaction costs and expenses and to fund the majority of the $200 million that we prepaid against our outstanding term loan in January 2018. We also invested $424.4 million in capital expenditures during the six months ended June 30, 2018. Subsequent to quarter-end, in July and August, we prepaid $111 million against our outstanding term loan and paid off $92 million in maturing bonds.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At June 30, 2018, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of June 30, 2018.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2018. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S. aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in financing activities for the six months ended June 30, 2018 and 2017:

(in millions)	Six months ended
	June 30,		2018-2017
Cash Flow	2018	2017	Change	Percent
Net cash provided by operating activities	$736.0	$388.8	$347.2	89%
Net cash used in investing activities	(1,417.1)	(422.6)	(994.5)	NM
Net cash (used in) provided by financing activities	(383.2)	16.9	(400.1)	NM
Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities was $736.0 million compared to net cash provided by operating activities of $388.8 million for the six months ended June 30, 2017. Our results of operations, including the Acquired Business, after non-cash adjustments to net earnings, contributed $483.1 million to cash flows from operating activities during the six months ended June 30, 2018, compared to a contribution of $489.9 million as computed on the same basis for the prior year period. During the six months ended June 30, 2018, we had a favorable working capital change of $252.9 million compared to an unfavorable change of $101.1 million during the six months ended June 30, 2017.
The change in working capital for the six months ended June 30, 2018, was primarily driven by an increase in accounts payable and accrued liabilities of $517.1 million and a decrease in accounts receivable of $132.2 million, partially offset by increases in inventories and other assets of $369.6 million and $50.9 million, respectively. Accounts payable increased due to the timing of payments for inventory purchases and an increase in the cost of raw materials. Accrued expenses increased due liabilities associated with customer prepayments in Brazil as they prepare for their upcoming high season. The change in accounts receivable was due to the timing of sales as we had lower sales volumes in June 2018 compared to December 2017. The increase in inventories was primarily due to higher raw material costs and building inventory volumes, especially in the Mosaic Fertilizantes segment, in preparation for the upcoming high season in Brazil. The increase in other assets was primarily related to tax receivables.
The change in working capital for the six months ended June 30, 2017 was primarily driven by an increase in inventories of $305.7 million partially offset by an increase in accounts payable and accrued liabilities of $219.2 million. The increase in inventories was primarily due to building inventory volumes and the mix of inventory in Brazil for its upcoming high season. The increase in accounts payable and accrued liabilities was primarily related to the timing of payments for those inventory purchases.
Investing Activities
Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2018, compared to $0.4 billion for the same period a year ago. In the current year, we completed the Acquisition for approximately $1.0 billion. We had capital expenditures of $424.4 million for the six months ended June 30, 2018, compared to $392.3 million in the prior year period. In the prior year we also invested $38.9 million in an affiliate for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 15 of our Condensed Consolidated Financial Statements in this report.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2018, was $383.2 million, compared to net cash provided by financing activities of $16.9 million for the same period in the prior year. For the six months ended June 30, 2018, we made payments on our long-term debt of $313.9 million, including a prepayment of $200 million on our term loan. We also made net payments on structured accounts payable of $107.2 million and received net proceeds from short-term borrowings of $18.3 million. During the current year period we paid dividends of $19.2 million.
In the prior year period, we received net proceeds from structured accounts payable of $91.6 million and net proceeds from short-term borrowing of $78.2 million, which were used to fund working capital needs in our international locations. We also paid $149.1 million of dividends in the prior year period.

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
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
difficulties with realization of the benefits of the Acquisition, including the risks that the acquired business may not be integrated successfully or that the anticipated synergies or cost or capital expenditure savings from the Transaction may not be fully realized or may take longer to realize than expected, including because of political and economic instability in Brazil or changes in government policy in Brazil such as higher costs associated with the implementation of new freight tables;

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
Foreign Currency Exchange Contracts
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in earnings and cash flows. Our primary foreign currency exposures are the Canadian dollar and Brazilian real. To reduce economic risk and volatility on expected cash flows that are denominated in the Canadian dollar and Brazilian real, we use financial instruments including forward contracts, zero-cost collars and futures. Mosaic’s policy hedges cash flows on a declining basis up to 18 months for the Canadian dollar and up to 12 months for the Brazilian real. Starting in 2018, Mosaic has also entered into longer term hedges for expected Canadian dollar capital expenditures related to our Esterhazy K3 expansion program. Due to the Acquisition, Mosaic’s exposure to the Brazilian real has increased and as a result the amount of foreign derivatives that we have entered into related to the Brazilian real has increased.
As of June 30, 2018 and December 31, 2017, the fair value of our major foreign currency exchange contracts was ($21.4) million and $9.4 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2018				As of December 31, 2017
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Year ending December 31,
	2018	2019	2020		2018	2018
Foreign Currency Exchange Forwards
Canadian Dollar				$(15.3)			$12.3
Notional (million US$) - long Canadian dollars	$313.3	$309.3	$82.4		$444.4	$39.1
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2769	1.2819	1.2743		1.2850	1.2791

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(10.5)			$1.3
Notional (million US$) - short Brazilian real	$524.2	$—	$—		$174.9	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.7058	—	—		3.3001	—
Notional (million US$) - long Brazilian real	$212.9	$105.3	$—		$174.9	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.4452	3.5221	—		3.3414	—
Indian Rupee				$4.4			$(4.2)
Notional (million US$) - short Indian rupee	$203.0	$8.9	$—		$196.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	67.6803	69.4852	—		65.8215	—
Total Fair Value				$(21.4)			$9.4

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of June 30, 2018 and December 31, 2017, the fair value of our natural gas commodities contracts was $(12.7) million and $(17.6) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2018						As of December 31, 2017
	Expected Maturity Date						Expected Maturity Date
	Years ending December 31,						Years ending December 31,
	2018	2019	2020	2021	2022	Fair Value	2017	2018	2019	Fair Value
Natural Gas Swaps						$(12.7)				$(17.6)
Notional (million MMBtu) - long	10.0	21.2	12.2	9.2	2.9		18.2	19.9	5.0
Weighted Average Rate (US$/MMBtu)	$2.39	$2.29	$1.78	$1.41	$1.52		$3.16	$3.01	$3.14
Total Fair Value						$(12.7)				$(17.6)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of June 30, 2018 and December 31, 2017, the fair value of our interest rate contracts was $(20.0) million and $(2.2) million, respectively. Further information regarding our interest rate contracts is included in Note 13 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2018.
In accordance with relevant SEC guidance, the scope of management’s evaluation excluded internal control over financial reporting for Vale Fertilizantes S.A., which we acquired on January 8, 2018. At June 30, 2018, the total assets associated with the acquired business were $3.6 billion and net assets were $2.2 billion. During the three months ended June 30, 2018, the results of operations associated with the acquired business contributed $72.2 million in revenue, $16.1 million in operating loss and net loss of $42.5 million. During the six months ended June 30, 2018, the results of operations associated with the acquired business contributed $186.3 million in revenue, $7.9 million in operating earnings and net loss of $31.1 million.

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
We made no share repurchases during the six months ended June 30, 2018.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.
ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.1	Separation Agreement dated May 31, 2018 between The Mosaic Company and Richard L. Mack		X

10.2	Management Services Agreement dated June 1, 2018 between The Mosaic Company and Richard L. Mack		X

10.3	General Release of Claims dated June 1, 2018 between The Mosaic Company and Richard L. Mack		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101	Interactive Data Files		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ CLINT C. FREELAND
Clint C. Freeland
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

August 7, 2018