Form 10-Q
period 2018-09-30
MOSAIC CO
filed 2018-11-06
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 385,470,085 shares of Common Stock as of November 2, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$2,928.1	$1,984.8	$7,066.8	$5,317.5
Cost of goods sold	2,432.6	1,744.0	6,034.6	4,754.8
Gross margin	495.5	240.8	1,032.2	562.7
Selling, general and administrative expenses	78.5	66.1	251.4	218.2
Other operating expense (income)	23.7	(39.2)	110.5	5.9
Operating earnings	393.3	213.9	670.3	338.6
Interest expense, net	(40.9)	(36.2)	(135.4)	(98.4)
Foreign currency transaction (loss) gain	(2.2)	58.6	(113.1)	76.6
Other (expense) income	(7.6)	1.1	(15.6)	(2.0)
Earnings from consolidated companies before income taxes	342.6	237.4	406.2	314.8
Provision for income taxes	90.6	17.6	44.4	4.7
Earnings from consolidated companies	252.0	219.8	361.8	310.1
Equity in net (loss) earnings of nonconsolidated companies	(2.3)	9.8	(3.9)	15.5
Net earnings including noncontrolling interests	249.7	229.6	357.9	325.6
Less: Net income attributable to noncontrolling interests	2.2	2.1	0.2	1.7
Net earnings attributable to Mosaic	$247.5	$227.5	$357.7	$323.9
Basic net earnings per share attributable to Mosaic	$0.64	$0.65	$0.93	$0.92
Basic weighted average number of shares outstanding	385.5	351.1	384.5	350.9
Diluted net earnings per share attributable to Mosaic	$0.64	$0.65	$0.93	$0.92
Diluted weighted average number of shares outstanding	387.5	352.2	386.1	351.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings including noncontrolling interest	$249.7	$229.6	$357.9	$325.6
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	0.5	177.0	(467.6)	293.0
Net actuarial gain and prior service cost, net of tax	3.4	1.3	7.4	5.2
Amortization of gain on interest rate swap, net of tax	0.6	0.6	1.7	1.8
Net gain (loss) on marketable securities held in trust fund, net of tax	1.6	0.1	(3.6)	3.8
Other comprehensive income (loss)	6.1	179.0	(462.1)	303.8
Comprehensive income (loss)	255.8	408.6	(104.2)	629.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.8	2.9	(5.8)	2.2
Comprehensive income (loss) attributable to Mosaic	$253.0	$405.7	$(98.4)	$627.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$1,029.9	$2,153.5
Receivables, net	834.9	642.6
Inventories	1,957.1	1,547.2
Other current assets	356.1	273.2
Total current assets	4,178.0	4,616.5
Property, plant and equipment, net of accumulated depreciation of $6,794.4 million and $6,274.1 million, respectively	11,891.6	9,711.7
Investments in nonconsolidated companies	828.5	1,089.5
Goodwill	1,753.0	1,693.6
Deferred income taxes	307.7	254.6
Other assets	1,455.9	1,267.5
Total assets	$20,414.7	$18,633.4
Liabilities and Equity
Current liabilities:
Short-term debt	$25.7	$6.1
Current maturities of long-term debt	61.2	343.5
Structured accounts payable arrangements	504.1	386.2
Accounts payable	839.3	540.9
Accrued liabilities	1,072.1	754.4
Total current liabilities	2,502.4	2,031.1
Long-term debt, less current maturities	4,523.1	4,878.1
Deferred income taxes	1,195.3	1,117.3
Other noncurrent liabilities	1,540.6	967.8
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,242,360 shares issued and 385,470,085 shares outstanding as of September 30, 2018, 388,998,498 shares issued and 351,049,649 shares outstanding as of December 31, 2017	3.8	3.5
Capital in excess of par value	983.8	44.5
Retained earnings	10,971.7	10,631.1
Accumulated other comprehensive loss	(1,517.7)	(1,061.6)
Total Mosaic stockholders' equity	10,441.6	9,617.5
Noncontrolling interests	211.7	21.6
Total equity	10,653.3	9,639.1
Total liabilities and equity	$20,414.7	$18,633.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$357.9	$325.6
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	648.8	493.5
Amortization of acquired inventory	(47.4)	—
Deferred and other income taxes	(12.3)	53.9
Equity in net loss (earnings) of nonconsolidated companies, net of dividends	11.0	(15.5)
Accretion expense for asset retirement obligations	37.2	19.6
Share-based compensation expense	25.7	24.5
Unrealized loss (gain) on derivatives	14.3	(5.7)
Other	21.2	(38.3)
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	(31.6)	(6.8)
Inventories	(198.1)	(254.6)
Other current and noncurrent assets	(75.9)	(42.7)
Accounts payable and accrued liabilities	466.5	(38.4)
Other noncurrent liabilities	42.5	9.2
Net cash provided by operating activities	1,259.8	524.3
Cash Flows from Investing Activities:
Capital expenditures	(665.4)	(589.9)
Purchases of available-for-sale securities - restricted	(486.1)	(1,546.3)
Proceeds from sale of available-for-sale securities - restricted	470.5	1,533.7
Investments in nonconsolidated companies	—	(62.5)
Investments in consolidated affiliate	(3.6)	(47.7)
Proceeds from sale of fixed assets	9.3	69.1
Acquisition, net of cash acquired	(985.3)	—
Other	(0.3)	0.3
Net cash used in investing activities	(1,660.9)	(643.3)
Cash Flows from Financing Activities:
Payments of short-term debt	(120.1)	(523.2)
Proceeds from issuance of short-term debt	145.2	608.1
Payments of structured accounts payable arrangements	(582.4)	(238.8)
Proceeds from structured accounts payable arrangements	590.2	473.8
Payments of long-term debt	(722.4)	(6.2)
Proceeds from issuance of long-term debt	39.3	1.5
Cash dividends paid	(28.9)	(201.8)
Other	(0.5)	(2.2)
Net cash (used in) provided by financing activities	(679.6)	111.2
Effect of exchange rate changes on cash	(62.8)	22.8
Net change in cash, cash equivalents and restricted cash	(1,143.5)	15.0
Cash, cash equivalents and restricted cash - December 31	2,194.4	711.4
Cash, cash equivalents and restricted cash - September 30	$1,050.9	$726.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,029.9	$685.7
Restricted cash in other current assets	8.2	7.5
Restricted cash in other assets	12.8	33.2
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$1,050.9	$726.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $17.0 and $19.1 for the nine months ended September 30, 2018 and 2017, respectively)	$97.6	$98.4
Income taxes (net of refunds)	13.2	(16.7)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income (loss)	—	—	—	(107.2)	250.6	2.6	146.0
Vesting of restricted stock units	0.8	—	(12.8)	—	—	—	(12.8)
Stock based compensation	—	—	27.4	—	—	—	27.4
Dividends ($0.35 per share)	—	—	—	(125.1)	—	—	(125.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Distribution to noncontrolling interests	—	—	—	—	—	(18.2)	(18.2)
Balance as of December 31, 2017	351.0	3.5	44.5	10,631.1	(1,061.6)	21.6	9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	357.7	(456.1)	(5.8)	(104.2)
Vesting of restricted stock units	0.3	—	(3.4)	—	—	—	(3.4)
Stock based compensation	—	—	23.0	—	—	—	23.0
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.05 per share)	—	—	—	(19.8)	—	—	(19.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Equity from noncontrolling interests	—	—	—	—	—	196.4	196.4
Balance as of September 30, 2018	385.5	$3.8	$983.8	$10,971.7	$(1,517.7)	$211.7	$10,653.3

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
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”). Upon completion of the Acquisition, we became the leading fertilizer producer and distributor in Brazil. To reflect the fact that our Brazilian business is no longer strictly a distribution business as well as the significance of our investment in Brazil, we realigned our business segments (the “Realignment”). Beginning in the first quarter of 2018, we report the results of the Mosaic Fertilizantes business as a new segment, along with the other reportable segments of Phosphates and Potash.
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

•
Our Mosaic Fertilizantes business segment consists of the assets in Brazil that we acquired in the Acquisition, which includes five Brazilian phosphate rock mines; four phosphate chemical plants and a potash mine in Brazil. The segment also includes our legacy distribution business in South America which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A. which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.

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
Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued guidance which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance, including subsequent amendments, is effective for us beginning January 1, 2019, with early adoption permitted. The provisions of this guidance are to be applied using a modified retrospective approach at either the adoption date or the beginning of the earliest comparative period presented in the financial statements. We have determined that we will not early adopt this guidance, and that we will utilize initial calculational guidance for existing leases provided in the standard for use in the modified retrospective approach. We also plan to apply this guidance as of the adoption date. We are finalizing the process of gathering information about our lease arrangements, and evaluating provisions of our leases against the recognition requirements of the new guidance. Additionally, we are in the process of implementing an information system solution and changes to internal procedures necessary to meet the requirements of the new guidance. We continue to integrate technological and process solutions and continue to work to determine the impact this guidance will have on our consolidated financial statements.
In December 2017, The U.S. Tax Cuts and Jobs Act (“The Act”) was enacted, significantly altering U.S. corporate income tax law. The FASB has issued guidance related to the newly enacted corporate income tax law changes enacted in December 2017. We are currently evaluating the potential impacts of the adoption of this guidance, along with guidance issued by the IRS, on our consolidated financial statements. See Note 7 of our Notes to Condensed Consolidated Financial Statements for additional information regarding the impacts of The Act.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For the three months ended September 30, 2018
		Elimination of Revenue Deferral	Canpotex Impact (a)	Balances Without New Revenue Standards
	As Reported				Impact
Income Statement
Net sales	$2,928.1	$(38.2)	$0.6	$2,890.5	$37.6
Cost of goods sold	2,432.6	(28.4)	(8.8)	2,395.4	37.2
Provision for (benefit from) income taxes	90.6	(1.7)	1.1	90.0	0.6
Net earnings (loss) attributable to Mosaic	247.5	(8.1)	8.3	247.7	(0.2)

	For the nine months ended September 30, 2018
		Elimination of Revenue Deferral	Canpotex Impact (b)	Balances Without New Revenue Standards
	As Reported				Impact
Income Statement
Net sales	$7,066.8	$(76.5)	$101.2	$7,091.5	$(24.7)
Cost of goods sold	6,034.6	(54.8)	59.5	6,039.3	(4.7)
Provision for (benefit from) income taxes	44.4	(0.5)	8.4	52.3	(7.9)
Net earnings (loss) attributable to Mosaic	357.7	(21.2)	33.3	369.8	(12.1)

Balance Sheet
Receivables, net	$834.9	$(96.1)	$101.2	$840.0	$(5.1)
Inventories	1,957.1	61.3	(48.7)	1,969.7	(12.6)
Other current assets	356.1	1.5	—	357.6	(1.5)
Deferred income tax asset	307.7	1.8	(8.4)	301.1	6.6
Accrued liabilities	1,072.1	(7.5)	10.8	1,075.4	(3.3)
Retained earnings	10,971.7	(24.0)	33.3	10,981.0	(9.3)
______________________________

(a)	Includes elimination impact from Canpotex's adoption of new revenue standards, resulting in a decrease of 40,000 tonnes deferred compared to the second quarter.

(b)	Includes elimination impact from Canpotex's adoption of new revenue standards, resulting in a deferral of approximately 490,000 tonnes as of September 30, 2018.

Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We have elected to recognize the cost for freight and shipping as an expense in cost of sales, when control over the product has passed to the customer.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2018	December 31, 2017

Other current assets
Income and other taxes receivable	$202.2	$141.3
Prepaid expenses	87.3	69.0
Other	66.6	62.9
	$356.1	$273.2

Other assets
Restricted cash	$12.8	$32.6
MRO inventory	133.3	114.8
Marketable securities held in trust	623.6	628.0
Indemnification asset	147.3	—
Long-term receivable	90.2	—
Other	448.7	492.1
	$1,455.9	$1,267.5

Accrued liabilities
Payroll and employee benefits	$193.0	$159.5
Asset retirement obligations	126.8	98.1
Customer prepayments	299.5	140.4
Other	452.8	356.4
	$1,072.1	$754.4

Other noncurrent liabilities
Asset retirement obligations	$984.7	$761.2
Accrued pension and postretirement benefits	254.9	53.7
Unrecognized tax benefits	35.2	33.5
Other	265.8	119.4
	$1,540.6	$967.8

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings attributable to Mosaic	$247.5	$227.5	$357.7	$323.9
Basic weighted average number of shares outstanding	385.5	351.1	384.5	350.9
Dilutive impact of share-based awards	2.0	1.1	1.6	1.0
Diluted weighted average number of shares outstanding	387.5	352.2	386.1	351.9
Basic net earnings per share attributable to Mosaic	$0.64	$0.65	$0.93	$0.92
Diluted net earnings per share attributable to Mosaic	$0.64	$0.65	$0.93	$0.92
A total of 2.0 million and 2.6 million shares of Common Stock subject to issuance upon exercise of stock options for the three and nine months ended September 30, 2018 and 3.4 million and 3.5 million shares and for the three and nine months ended September 30, 2017, respectively, have been excluded from the calculation of diluted EPS as the effect would have been anti-dilutive.
7. Income Taxes
During the nine months ended September 30, 2018, gross unrecognized tax benefits increased by $7.2 million to $46.5 million. The increase is primarily related to U.S. tax positions. If recognized, approximately $27.6 million of the $46.5 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $4.7 million and $4.1 million as of September 30, 2018 and December 31, 2017, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Accounting for uncertain tax positions is determined by prescribing the minimum probability threshold that a tax position is more likely than not to be sustained based on the technical merits of the position. Mosaic is continually under audit by various tax authorities in the normal course of business. Such tax authorities may raise issues contrary to positions taken by the Company. If such positions are ultimately not sustained by the Company this could result in material assessments to the Company. The Company believes that any issues raised are properly accounted for.
For the three months ended September 30, 2018, tax expense specific to the period was approximately $30.7 million. This consisted primarily of $29.8 million related to the revised year-to-date accounting for the valuation allowances on foreign tax credits, and $8.3 million as a result of revisions to the provisional estimates related to The Act. This was partially offset by a change in sequestration charge on AMT refunds of $2.7 million, $5.1 million related to the effect on deferred income tax liabilities of a decrease in the statutory tax rate in the U.S as a result of the Act, and other miscellaneous benefits of $0.4 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the US including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including in the consolidated effective tax rate. For the nine months ended September 30, 2018, income tax expense was impacted by this set of rules resulting in an additional benefit of $0.5 million compared to what would have been recorded under the general rule on a consolidated basis.
For the three months ended September 30, 2017, tax expense specific to the period was $12.4 million. This consisted primarily of expense of $16.8 million related to the $10.4 million pre-tax charges resulting from the resolution of a royalty matter with the government of Saskatchewan and related royalty impacts (“Royalty Resolution”), partially offset by a benefit of $2.4 million primarily related to non-U.S. audit activity and a benefit of $2.0 million related to changes in estimates related to prior years. In addition to the aforementioned items, tax expense specific to the nine months ended September 30,

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2017 was an expense of $5.1 million, which included the Royalty Resolution item of $16.8 million, an expense of $6.7 million related to the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, and an expense of $8.3 million primarily related to share-based compensation. These costs were partially offset by a benefit of $21.9 million related to a Canadian income tax rate change and a benefit of $4.8 million related to changes in estimates related to prior years.
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
Mosaic recorded its Provisional Estimates relating to The Act in the period ending December 31, 2017. The revisions recorded related to the decrease in the statutory tax rate in the U.S as a result of the Act and other items in this period are still considered Provisional Estimates and may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of The Act. The Company expects to complete the accounting for the income tax effects related to The Act and record any necessary adjustments to provisional tax amounts before the end of the measurement period on December 21, 2018. See Note 12-Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
8. Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017

Raw materials	$118.4	$37.8
Work in process	611.3	349.9
Finished goods	1,073.0	1,035.1
Final price deferred(a)	38.1	38.6
Operating materials and supplies	116.3	85.8
	$1,957.1	$1,547.2
______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
9. Goodwill
Mosaic had goodwill of $1.8 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2017	$492.4	$1,076.9	$124.3	$—	$1,693.6
Foreign currency translation	—	(25.6)	(7.0)	—	(32.6)
Allocation of goodwill due to Realignment	—	—	(12.1)	12.1	—
Goodwill acquired in the Acquisition	92.0	—	—	—	92.0
Balance as of September 30, 2018	$584.4	$1,051.3	$105.2	$12.1	$1,753.0
In connection with the Realignment and the Acquisition, we performed a review of goodwill in the quarter ended March 31, 2018, and no impairment was identified. However, based on our qualitative evaluation, we determined that our Potash reporting unit had an estimated fair value that was not significantly in excess of its carrying value, at 16.7%, and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our other reporting units have substantial fair value in excess of their carrying values. Also, based on the proportionate share of business enterprise value (representative of the fair value) we assigned a portion of goodwill to Corporate and Other at that time.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the nine months ended September 30, 2018.
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
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$0.3	$—	$—	$0.3
Level 2
Corporate debt securities	183.3	0.1	(4.8)	178.6
Municipal bonds	187.8	0.1	(4.8)	183.1
U.S. government bonds	259.8	—	(2.8)	257.0
Total	$631.2	$0.2	$(12.4)	$619.0

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$1.2	$—	$—	$1.2
Level 2
Corporate debt securities	186.1	0.4	(2.2)	184.3
Municipal bonds	184.5	0.5	(2.7)	182.3
U.S. government bonds	261.7	—	(4.4)	257.3
Total	$633.5	$0.9	$(9.3)	$625.1
The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of September 30, 2018 and December 31, 2017.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2018		December 31, 2017
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$89.1	$(1.5)	$44.3	$(0.3)
Municipal bonds	66.7	(0.7)	64.5	(0.5)
U.S. government bonds	257.0	(2.8)	255.0	(4.4)
Total	$412.8	$(5.0)	$363.8	$(5.2)

	September 30, 2018		December 31, 2017
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$80.1	$(3.3)	$100.4	$(1.9)
Municipal bonds	102.3	(4.1)	83.3	(2.2)
U.S. government bonds	—	—	—	—
Total	$182.4	$(7.4)	$183.7	$(4.1)
______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2018. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2018
Due in one year or less	$39.2
Due after one year through five years	143.8
Due after five years through ten years	396.6
Due after ten years	39.1
Total debt securities	$618.7
For the three and nine months ended September 30, 2018, realized gains were immaterial and realized losses were $(6.8) million and $(12.9) million, respectively. For the three and nine months ended September 30, 2017, realized gains were $1.3 million and $4.5 million, respectively, and realized losses were immaterial and $(2.8) million, respectively.
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
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2018	December 31, 2017
AROs, beginning of period	$859.3	$849.9
Liabilities acquired in the Acquisition	261.9	—
Liabilities incurred	21.4	27.1
Liabilities settled	(46.5)	(64.8)
Accretion expense	37.2	25.7
Revisions in estimated cash flows	20.9	15.7
Foreign currency translation	(42.7)	5.7
AROs, end of period	1,111.5	859.3
Less current portion	126.8	98.1
	$984.7	$761.2
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”), in the amount of $245.6 million, reflecting our updated closure cost estimates as of December 31, 2017.  The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund for a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
At September 30, 2018 and December 31, 2017, the aggregate amount of ARO associated with the Plant City Facility and the Bonnie Facility that was included in our Condensed Consolidated Balance Sheet was $99.4 million and $97.7 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
12. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $63.5 million and $35.1 million as of September 30, 2018 and December 31, 2017, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the active Gypstack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the FDEP and EPA. In October 2016, our subsidiary, Mosaic Fertilizer, entered into a consent order (the “Order”) with the FDEP relating to the incident. Under the Order, Mosaic Fertilizer agreed to, among other things: implement a remediation plan to close the sinkhole; perform additional monitoring of the groundwater quality and act to assess and remediate in the event monitored off-site water does not comply with applicable standards as a result of the incident; evaluate the risk of potential future sinkhole formation at the New Wales facility and at Mosaic Fertilizer’s active Gypstack operations at the Bartow, Riverview and Plant City facilities with recommendations to address any identified issues; and provide financial assurance of no less than $40.0 million, which we have done without the need for any expenditure of corporate funds through satisfaction of a financial strength test and Mosaic parent guarantee. The Order did not require payment of civil penalties relating to the incident.
As of September 30, 2018, the sinkhole repairs were substantially complete, with $79 million spent in remediation and sinkhole-related costs through this date. We estimate remaining costs will be approximately $3 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2018. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack, and these expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The South Pasture Extension. In November 2016, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service's biological opinion and the Corps' reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act (“CWA”), the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and violated the ESA by relying on the Service's biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service's biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are seeking relief including (i) declarations that the Corps' decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service's biological opinion violated applicable law and that the Corps' reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic's motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the defendants, filed answers to the amended complaint. On June 30, 2017, the plaintiffs filed a motion for summary judgment, arguing that the permit

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

should not have been issued. On July 15, 2017, Mosaic filed a response in opposition to the plaintiffs' motion, and on July 28, 2017, Mosaic filed its own motion for summary judgment. On December 14, 2017 the Tampa District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the government defendants, and denied the plaintiffs’ motion to supplement the administrative record. On February 12, 2018, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit of the Tampa District Court decision. A mandatory mediation occurred on March 19, 2018, but no settlement was reached. Briefing by all parties was completed on July 13, 2108. Plaintiffs only addressed three out of the eight arguments raised in the U.S. District Court focusing their claims on violations under NEPA and ESA.
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
The Missouri District Court stayed the lawsuit pending reexamination of plaintiff's patent claims by the U.S. Patent and Trademark Office (the “PTO”).  On September 12, 2012, Shell Oil Company (“Shell”) filed an additional reexamination request which in part asserted that the claims as amended and added in connection with the reexamination are unpatentable. On October 4, 2012, the PTO issued a Reexamination Certificate in which certain claims of the plaintiff's patent were cancelled, disclaimed and amended, and new claims were added. On December 11, 2012, the PTO issued an initial rejection of all of plaintiff's remaining patent claims but later reversed its decision. Shell appealed the PTO’s decision. On June 7, 2016, the Patent Trial and Appeal Board, issued a decision holding that all patent claims initially allowed to the plaintiff should have been found invalid.  On November 8, 2017, the Federal Circuit Court of Appeals affirmed the Patent Trial and Appeal Board’s decision. On June 25, 2018, the United States Supreme Court denied plaintiffs petition for writ of certiorari. The case in the Missouri District Court has been dismissed with prejudice, and the matter is now concluded.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, and civil claims. We estimate that our maximum potential loss with respect to these claims is approximately $1.02 billion, which refers to the claims’ alleged aggregate damages. We estimate that our probable aggregate loss with respect to these claims is approximately $44.2 million which is included in our accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2018.
Approximately $698.2 million of the maximum potential loss relates to labor claims, such as in-house and third party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $37.2 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets at September 30, 2018. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to adversely change in the future, our maximum exposure could increase and additional accruals could be required.
Approximately $6.4 million of the above mentioned $37.2 million reserves relates to a purported class action filed by one of the unions claiming additional payment for occupational hazard due to the alleged exposure of workers at the Company’s potash mine at Rosário do Catete, Sergipe, to explosive gases that could be found during the mining process.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The matter currently is before the Brazilian Labor Supreme Court.
The environmental and mining judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $152.7 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.8 million, which has been accrued at September 30, 2018. The majority of the reserves involves a claim filed in 2012 by the State Public Prosecutor Office, alleging that the Company delayed construction of an effluent treatment plant subjecting it to a fine under the commitment agreement.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $171.7 million. We estimate that the probable aggregate loss with respect to these matters is approximately $2.2 million.
Uberaba Judicial Settlement
In 2008, the Federal Public Prosecutor filed a public civil action requesting the Company adopt several measures to mitigate soil and water contamination related to the gypstack at our Uberaba facility, including compensation for the alleged social and environmental damages. In 2014, our predecessor subsidiary in Brazil entered into a judicial settlement with the federal public prosecutor, the State of Minas Gerais public prosecutor and the federal environmental agency. Under this agreement, we agreed to implement remediation measures such as: constructing a liner under the Gypstack water ponds and lagoons, and monitoring the groundwater and soil quality. We also agreed to create a private reserve of natural heritage and to pay compensation in the amount of approximately $0.3 million which was paid in July 2018. We are currently acting in compliance with our obligations under the judicial settlement and expect them to be completed by December 31, 2023.
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending. The amount involved in the proceeding is $31.8 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings, including audits, relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $366 million. Of that total, $203 million is contractually required to be indemnified by Vale S.A.
Approximately $232 million of the maximum potential liability relates to the Brazilian PIS and Cofins federal value- added-tax tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases including other value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses which are immaterial. If the status of similar cases involving unrelated taxpayers adversely changes in the future, additional accruals could be required.
Other Claims
We also have certain other contingencies with respect to judicial, administrative and arbitration proceedings and claims of third parties, including tax matters, arising in the ordinary course of business. We do not believe that any of these contingent liabilities will have a material adverse impact on our business or financial condition, results of operations, and cash flows.
13. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings because we do not apply hedge accounting treatment to these instruments. As of September 30, 2018 and December 31, 2017, the gross asset position of our derivative instruments was $34.9 million and $15.6 million, respectively, and the gross liability position of our liability instruments was $80.9 million and $26.7 million, respectively. Due to the Acquisition, our foreign currency derivatives have increased in 2018.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of September 30, 2018, the impact on earnings due to hedge ineffectiveness was immaterial. As of September 30, 2018 we held fixed-to-floating interest rate swap agreements related to our 4.25% senior notes due 2023.
As of September 30, 2018 and December 31, 2017, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2018	December 31, 2017
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,806.3	813.5
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	57.1	43.0
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2018 and December 31, 2017, was $41.1 million and $15.0 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2018, we would have been required to post $40.5 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
14. Fair Value Measurements

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives-The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2018 and December 31, 2017, the gross asset position of our foreign currency derivative instruments was $30.4 million and $15.4 million, respectively, and the gross liability position of our foreign currency derivative instruments was $40.0 million and $6.5 million, respectively.
Commodity Derivatives-The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2018 and December 31, 2017, the gross asset position of our commodity derivative instruments was $0.5 million and $0.1 million, respectively, and the gross liability position of our commodity instruments was $13.1 million and $17.9 million, respectively.
Interest Rate Derivatives-We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of September 30, 2018 and December 31, 2017, the gross asset position of our interest rate swap instruments was zero and $0.1 million, respectively, and the gross liability position of our interest rate swap instruments was $23.9 million and $2.3 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,029.9	$1,029.9	$2,153.5	$2,153.5
Receivables, net	834.9	834.9	642.6	642.6
Accounts payable	839.3	839.3	540.9	540.9
Structured accounts payable arrangements	504.1	504.1	386.2	386.2
Short-term debt	25.7	25.7	6.1	6.1
Long-term debt, including current portion	4,584.3	4,623.2	5,221.6	5,431.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2018 and December 31, 2017, the net amount due from (to) our non-consolidated companies totaled $4.4 million and $(45.4) million, respectively. We also have a long-term indemnification asset of $147.3 million from Vale S.A. for reimbursement of pension plan obligations.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Transactions with non-consolidated companies included in net sales	$248.3	$211.7	$579.0	$543.3
Transactions with non-consolidated companies included in cost of goods sold	426.8	301.5	817.5	717.8
As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $1.0 million and $5.2 million, respectively, is included in revenue for the three and nine months ended September 30, 2018. In 2017, MWSPC entered into a loan facility with the Saudi Industrial Development Fund. We had anticipated we would be required to guarantee our proportionate share of these loans. In 2018, we were notified that this would not be required.
In November 2015, we agreed to provide funds to finance the purchase and construction of two articulated tug and barge units, intended to transport anhydrous ammonia for our operations, through a bridge loan agreement with Gulf Marine Solutions, LLC (“GMS”).  GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which we and a joint venture partner, Savage Companies (“Savage”), each indirectly owns a 50% equity interest and for which a subsidiary of Savage provides operating and management services. GMS provided these funds through draws on the Mosaic bridge loan, and through additional loans from Gulf Sulphur Services.  We determined, beginning in 2015 that we are the primary beneficiary of GMS, a variable interest entity and, at that time, we consolidated GMS’s operations in our Phosphates segment.
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At September 30, 2018 and December 31, 2017, $77.4 million and $73.2 million in bridge loans, respectively, which are eliminated in consolidation, were outstanding, relating to a cancelled second barge and the remaining tug. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2017, and no additional charges have been recorded in 2018.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
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
On January 8, 2018, we completed the Acquisition. The aggregate consideration paid by Mosaic at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital of the Acquired Business, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

share (“Common Stock”), which was valued at $26.92 per share at closing. The final purchase price is subject to a fair value determination of potential contingent consideration of up to $260 million, and evaluation of other consideration associated with assumed liabilities.
This acquisition allows us to expand our business in the fast-growing Brazilian agricultural market. Following the Acquisition, we are the leading fertilizer production and distribution company in Brazil. The assets we acquired include five Brazilian phosphate rock mines, four phosphate chemical plants, a potash mine in Brazil, the Sellers’ 40% economic interest in the joint venture which owns the Miski Mayo phosphate rock mine in the Bayovar region of Peru, in which we already held a 35% economic interest, and a potash project in Kronau, Saskatchewan.
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
As of September 30, 2018, the fair value allocation for the Acquisition is preliminary and will be finalized when the valuation process and the related internal controls over financial reporting are completed. Differences between the preliminary and final allocation could be material. Our estimates and assumptions are subject to change during the measurement period (up to one year from the closing of the Acquisition), as we finalize the accounting of the purchase price of the assets acquired and liabilities assumed. We have completed our review of contingencies during the third quarter. In addition, we have completed our review of the cash flow assumptions related to ARO and our review of PIS and Cofins balances. However, property, plant and equipment, mineral reserves, goodwill, ARO, indirect taxes and deferred income taxes are not finalized as a few financial assumptions are being finalized. The following table is a revised allocation of the assets acquired and the liabilities we assumed in the Acquisition, as of January 8, 2018, the date of the Acquisition:

Total current assets	$600.1
Property, plant and equipment, net	2,535.4
Investments in nonconsolidated companies	6.6
Goodwill	92.0
Deferred income taxes	113.9
Other assets	426.9
Total assets acquired	3,774.9
Total current liabilities	484.4
Other noncurrent liabilities	846.1
Total liabilities assumed	1,330.5
Net identifiable assets acquired	2,444.4
Noncontrolling interest	(453.0)
Cash and cash equivalents acquired	(86.1)
Total consideration transferred (net of cash acquired and working capital adjustments)	$1,905.3
Recognized goodwill is attributable to the Miski Mayo portion of the Acquisition and is reflected in the Phosphates segment.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As part of the Acquisition, a Brazilian company, Terras Brasil Ltda (“Brazil Landco”), was incorporated for the purpose of owning and transferring control of certain property from the Sellers to Mosaic. Brazil Landco is 51% owned by Vale or one of its subsidiaries and 49% owned by Mosaic. Mosaic is the primary beneficiary of Brazil Landco, a variable interest entity, and began to consolidate its operations effective as of the closing date of the Acquisition.
We recognized approximately $3.0 million and $5.0 million of Acquisition and integration costs that were expensed during the three months ended September 30, 2018 and 2017, respectively, and $39.6 million and $12.7 million, respectively, for the nine months ended September 30, 2018 and 2017. These costs are included within other operating expense in the Condensed Consolidated Statement of Earnings. In the third quarter of 2018, we recorded other operating expense of $8.4 million for a potential earn-out obligation to Vale, bringing the total obligation in our Condensed Consolidated Balance Sheets to $9.7 million at September 30, 2018. This earn-out obligation is subject to re-measurement each reporting period. Subsequent changes to the fair value of the liability will be reflected within other operating expense in the Condensed Consolidated Statement of Earnings. The cash payment, if any, is expected to be paid in the first half of 2019 and 2020, respectively.
The Acquisition contributed revenues and net earnings of $993.9 million and $41.6 million, respectively from January 8, 2018 through September 30, 2018, excluding the effects of the acquisition and integration costs described above.
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

	Three months ended	Nine months ended
	September 30,	September 30,
	2017	2017
Net sales	$2,383.6	$6,199.4
Net earnings attributable to Mosaic	$191.3	$203.0
Basic net earnings per share attributable to Mosaic	$0.50	$0.53
Diluted net earnings per share attributable to Mosaic	$0.50	$0.53
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
Segment information for the three and nine months ended September 30, 2018 and 2017 was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended September 30, 2018
Net sales to external customers	$801.1	$603.0	$1,399.8	$124.2	$2,928.1
Intersegment net sales	240.4	6.0	—	(246.4)	—
Net sales	1,041.5	609.0	1,399.8	(122.2)	2,928.1
Gross margin	180.0	160.9	152.0	2.6	495.5
Canadian resource taxes	—	40.5	—	—	40.5
Gross margin (excluding Canadian resource taxes)	180.0	201.4	152.0	2.6	536.0
Operating earnings (loss)	156.7	136.4	121.3	(21.1)	393.3
Depreciation, depletion and amortization expense	100.9	72.7	35.9	5.0	214.5
Capital expenditures	103.4	97.5	39.9	0.2	241.0
Three months ended September 30, 2017
Net sales to external customers	$579.5	$469.9	$806.1	$129.3	$1,984.8
Intersegment net sales	199.5	4.2	—	(203.7)	—
Net sales	779.0	474.1	806.1	(74.4)	1,984.8
Gross margin	66.7	98.6	52.4	23.1	240.8
Canadian resource taxes	—	(4.7)	—	—	(4.7)
Gross margin (excluding Canadian resource taxes)	66.7	93.9	52.4	23.1	236.1
Operating earnings (loss)	88.3	76.9	37.5	11.2	213.9
Depreciation, depletion and amortization expense	86.3	72.7	4.3	5.5	168.8
Capital expenditures	86.7	102.3	3.8	4.8	197.6
Nine months ended September 30, 2018
Net sales to external customers	$2,345.7	$1,564.5	$2,777.8	$378.8	$7,066.8
Intersegment net sales	614.9	17.7	—	(632.6)	—
Net sales	2,960.6	1,582.2	2,777.8	(253.8)	7,066.8
Gross margin	430.3	395.5	264.2	(57.8)	1,032.2
Canadian resource taxes	—	100.5	—	—	100.5
Gross margin (excluding Canadian resource taxes)	430.3	496.0	264.2	(57.8)	1,132.7
Operating earnings (loss)	345.2	318.3	144.5	(137.7)	670.3
Depreciation, depletion and amortization expense	302.3	221.2	109.9	15.4	648.8
Capital expenditures	295.1	281.4	86.6	2.3	665.4
Nine months ended September 30, 2017
Net sales to external customers	$1,946.8	$1,346.6	$1,700.3	$323.8	$5,317.5
Intersegment net sales	645.8	9.8	—	(655.6)	—
Net sales	2,592.6	1,356.4	1,700.3	(331.8)	5,317.5
Gross margin	199.3	277.9	96.1	(10.6)	562.7
Canadian resource taxes	—	51.6	—	—	51.6
Gross margin (excluding Canadian resource taxes)	199.3	329.5	96.1	(10.6)	614.3
Operating earnings (loss)	134.8	198.0	52.7	(46.9)	338.6
Depreciation, depletion and amortization expense	249.3	213.8	12.8	17.6	493.5
Capital expenditures	291.2	269.1	17.1	12.5	589.9
Total Assets
As of September 30, 2018	$7,692.8	$7,948.3	$4,172.4	$601.2	$20,414.7
As of December 31, 2017	7,700.6	8,301.7	1,376.7	1,254.4	18,633.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three and nine months ended September 30, 2018, distribution operations in India and China had revenues of $117.8 million and $345.1 million, respectively, and gross margins of $9.4 million and $32.1 million, respectively. For the three and nine months ended September 30, 2017, distribution operations in India and China had revenues of $124.6 million and $300.6 million, respectively, and gross margins of $11.2 million and $34.7 million, respectively.

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net sales(a):
Brazil	$1,388.4	$793.8	$2,779.5	$1,700.0
Canpotex(b)	245.8	202.5	557.9	533.4
Canada	160.1	80.2	436.4	306.3
India	64.9	93.8	180.0	190.6
China	52.9	39.6	169.2	128.4
Mexico	25.9	19.9	108.0	99.7
Australia	16.8	18.1	101.0	91.2
Colombia	22.8	23.8	80.1	79.3
Japan	21.3	16.8	79.2	61.5
Paraguay	40.2	43.8	78.9	93.5
Argentina	26.9	23.4	60.3	38.6
Peru	23.9	13.6	57.0	27.3
Honduras	9.7	5.3	25.5	18.0
Chile	—	1.5	22.6	16.0
Thailand	5.6	4.6	22.2	15.6
Dominican Republic	8.1	1.9	10.6	11.1
Other	10.5	12.0	48.5	41.0
Total international countries	2,123.8	1,394.6	4,816.9	3,451.5
United States	804.3	590.2	2,249.9	1,866.0
Consolidated	$2,928.1	$1,984.8	$7,066.8	$5,317.5
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	The export association of the Saskatchewan potash producers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Sales by product type:
Phosphate Crop Nutrients	$906.0	$524.2	$2,241.4	$1,520.6
Potash Crop Nutrients	865.8	631.4	1,975.5	1,600.3
Crop Nutrient Blends	497.0	482.0	1,031.8	1,058.1
Specialty Products(a)	536.9	300.8	1,383.0	960.0
Phosphate Rock	—	—	29.8	—
Other(b)	122.4	46.4	405.3	178.5
	$2,928.1	$1,984.8	$7,066.8	$5,317.5
____________________________

(a)	Includes sales of MicroEssentials®, K-Mag, Aspire and animal feed ingredients.

(b)	Includes sales of industrial potash.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended				Nine months ended
	September 30,		2018-2017		September 30,		2018-2017
(in millions, except per share data)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net sales	$2,928.1	$1,984.8	$943.3	48%	$7,066.8	$5,317.5	$1,749.3	33%
Cost of goods sold	2,432.6	1,744.0	688.6	39%	6,034.6	4,754.8	1,279.8	27%
Gross margin	495.5	240.8	254.7	106%	1,032.2	562.7	469.5	83%
Gross margin percentage	17%	12%			15%	11%
Selling, general and administrative expenses	78.5	66.1	12.4	19%	251.4	218.2	33.2	15%
Other operating expense (income)	23.7	(39.2)	62.9	NM	110.5	5.9	104.6	NM
Operating earnings	393.3	213.9	179.4	84%	670.3	338.6	331.7	98%
Interest expense, net	(40.9)	(36.2)	(4.7)	13%	(135.4)	(98.4)	(37.0)	38%
Foreign currency transaction (loss) gain	(2.2)	58.6	(60.8)	NM	(113.1)	76.6	(189.7)	NM
Other (expense) income	(7.6)	1.1	(8.7)	NM	(15.6)	(2.0)	(13.6)	NM
Earnings from consolidated companies before income taxes	342.6	237.4	105.2	44%	406.2	314.8	91.4	29%
Provision for income taxes	90.6	17.6	73.0	NM	44.4	4.7	39.7	NM
Earnings from consolidated companies	252.0	219.8	32.2	15%	361.8	310.1	51.7	17%
Equity in net (loss) earnings of nonconsolidated companies	(2.3)	9.8	(12.1)	NM	(3.9)	15.5	(19.4)	NM
Net earnings including noncontrolling interests	249.7	229.6	20.1	9%	357.9	325.6	32.3	10%
Less: Net income attributable to noncontrolling interests	2.2	2.1	0.1	5%	0.2	1.7	(1.5)	(88)%
Net earnings attributable to Mosaic	$247.5	$227.5	$20.0	9%	$357.7	$323.9	$33.8	10%
Diluted net earnings per share attributable to Mosaic	$0.64	$0.65	$(0.01)	(2)%	$0.93	$0.92	$0.01	1%
Diluted weighted average number of shares outstanding	387.5	352.2			386.1	351.9
On January 8, 2018, we completed our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”). The aggregate consideration paid by us at closing was $1.08 billion in cash (after giving effect to certain adjustments based on matters such as the working capital and indebtedness balances of the Acquired Business, which were estimated at the time of closing) and 34,176,574 shares of our Common Stock, par value $0.01 per share, which was valued at $26.92 per share at closing. The assets we acquired included five Brazilian phosphate rock mines; four phosphate chemical plants; a potash mine in Brazil; an additional 40% economic interest in the Miski Mayo phosphate rock mine in the Bayovar region of Peru, which increased our aggregate interest to 75%; and a potash project in Kronau, Saskatchewan. Upon completion of the Acquisition, we became the leading fertilizer producer and distributor in Brazil.
To reflect the fact that our Brazilian business is no longer strictly a distribution business, as well as the significance of our investment in Brazil, we realigned our business segments effective as of January 1, 2018 (the “Realignment”). The new segment is called Mosaic Fertilizantes and includes the operations of Brazil and Paraguay. The results of the Miski Mayo Mine are consolidated in our Phosphates segment. The results of our existing China and India distribution businesses, which were previously reported in our International Distribution segment, were moved into the Corporate, Eliminations and Other category. These changes were effective during the first quarter of 2018 as this is how our chief operating decision maker began viewing and evaluating our operations. The Corporate, Eliminations, and Other category now includes the results of the China and India distribution businesses, Streamsong Resort® results of operations, intersegment eliminations, mark-to-market gains/losses on derivatives and debt expenses. Our operating results for the quarter and nine months ended September 30, 2017 have been recast to reflect the Realignment.
Overview of Consolidated Results for the three months ended September 30, 2018 and 2017
Net earnings attributable to Mosaic for the three months ended September 30, 2018 were $247.5 million, or $0.64 per diluted share, compared to net earnings of $227.5 million, or $0.65 per diluted share, for the prior year period. The current period net earnings were negatively impacted by $41 million, or $(0.11) per diluted share, related to the following unique items:
•Discrete income tax expense of $29 million, or $(0.08) per diluted share primarily related to the revised year-to-date accounting for the valuation allowance associated with foreign tax credits
•Other operating expenses primarily related to the Acquisition of $15 million, or $(0.04) per diluted share
•Other non-operating expenses related to realized losses on RCRA trust securities of $7 million, or $(0.01) per diluted share
•Foreign currency transaction losses and unrealized gains on derivatives of $9 million, or $(0.02) per diluted share
In addition, our diluted share calculation in the current year period was negatively impacted by the issuance of our 34 million shares to Vale in January 2018, as part of the Acquisition.
During the three months ended September 30, 2017, our results included a pre-tax gain on the sale of land of $52.1 million, or $0.14 per diluted share, offset by a net impact to royalties and Canadian resource tax expense of $27 million after tax, or ($0.08) per diluted share, related to the resolution of a royalty matter with the government of Saskatchewan to settle disputed Canadian potash royalties for prior years and related royalty and tax impacts (“Royalty Resolution”).  Also included in the prior year period were foreign currency transaction gains of $58.6 million, or $0.16 per diluted share.
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results for the three months ended September 30, 2018 were favorably impacted by an increase in phosphates selling prices and sales volumes compared to the same period in the prior year. Phosphate finished product selling prices in the current year period were impacted by an increase in global demand, as well as a reduction in global product availability due to the temporary idling of our Plant City, Florida phosphates manufacturing facility and a delay in competitors' new capacity coming online. The benefit from the increase in selling prices was partially offset by higher raw material costs, primarily sulfur. In the prior year period, sales volumes were unfavorably impacted by Hurricane Irma, which resulted in delayed and lost sales and lost production in Florida.
Operating results were also favorably impacted by increases in the average selling price of potash and higher potash sales volumes in the current year period compared to the same period in the prior year. Prices and sales volumes have trended upward over the past year due to improved market sentiment driven by stronger global demand and a delay in competitors' new capacity ramping up.
For the three months ended September 30, 2018, operating results were also favorably impacted in our Mosaic Fertilizantes segment, by an increase in average selling prices, sales volumes related to our conventional and premium products, and sales volumes from the Acquired Business, as well as the benefit of the strengthening of the US dollar relative to the Brazilian real.
Other Highlights
•We achieved consecutive quarterly record sales volumes of MicroEssentials® products for the three months ended September 30, 2018.
•In August 2018, we temporarily idled our South Pasture, Florida phosphate mine to manage rock production and inventories.
• We have already achieved our previously announced $100 million of targeted savings and synergies for 2018 related to the Acquisition.
•For the three months ended September 30, 2018, we prepaid $311 million against our outstanding term loan and paid off $89 million in maturing bonds, bringing our year-to-date repayments of debt to over $700 million.
Overview of Consolidated Results for the nine months ended September 30, 2018 and 2017
Net earnings attributable to Mosaic for the nine months ended September 30, 2018 were $357.7 million, or $0.93 per diluted share, compared to $323.9 million, or $0.92 per diluted share, for the same period a year ago. Net earnings for the nine months ended September 30, 2018 were negatively impacted by $162 million, or $(0.42) per diluted share, due to the following unique items:
•Foreign currency transaction losses of $113 million, or $(0.22) per diluted share
•Other operating expenses primarily related to the Acquisition of $72 million, or $(0.15) per diluted share
•Unrealized losses on derivatives of $35 million, or $(0.07) per diluted share
•Discrete income tax benefit of $32 million, or $0.09 per diluted share primarily related to the revised year-to-date accounting for the valuation allowances associated with foreign tax credits
•Expenses of $30 million related to a refinement of our weighted average inventory costing, or $(0.06) per diluted share
•Non-operating expenses of $12 million related to realized losses on RCRA trust securities, or $(0.02) per diluted share.
•Sales tax refund of $6 million, or $0.01 per diluted share.
In addition, our diluted share calculation in the current year period was negatively impacted by the issuance of our 34 million shares to Vale in January 2018, as part of the Acquisition.
Included in net earnings for the nine months ended September 30, 2017 were discrete income tax benefits of $12 million, or $0.03 per diluted share, primarily related to Canadian tax law changes, and other operating expense of $14 million, or $(0.04) per diluted share, related to an increase in our reserve for estimated costs associated with the sinkhole at our New Wales phosphate production facility discussed in Note 12 to our Condensed Consolidated Financial Statements in this report. Also included in results for the nine months ended September 30, 2017 were foreign currency transaction gains of $77 million, or $0.21 per diluted share, and unrealized mark-to-market gains on derivatives of $4 million, or $0.02 per diluted share.
Results for the nine months ended September 30, 2018 and 2017 reflected the factors discussed above in the discussion for the three months ended September 30, 2018 and 2017, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating results for the nine months ended September 30, 2018 were favorably impacted by higher phosphate average selling prices in the current-year period, driven by the factors mentioned above in the three-month discussion.
Operating results for the nine months ended September 30, 2018 were also favorably impacted by increases in the average selling price of potash, driven by improved market sentiment and stronger demand. This was partially offset by increased plant spending from higher production volumes in the current year.

For the nine months ended September 30, 2018, operating results were also favorably impacted by the operations of the Acquired Business, an increase in average selling prices in Brazil and the favorable impact of the strengthening of the US dollar relative to the Brazilian real in our Mosaic Fertilizantes segment.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2018-2017		September 30,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net sales:
North America	$626.5	$410.4	$216.1	53%	$1,691.4	$1,367.7	$323.7	24%
International	415.0	368.6	46.4	13%	1,269.2	1,224.9	44.3	4%
Total	1,041.5	779.0	262.5	34%	2,960.6	2,592.6	368.0	14%
Cost of goods sold	861.5	712.3	149.2	21%	2,530.3	2,393.3	137.0	6%
Gross margin	$180.0	$66.7	$113.3	170%	$430.3	$199.3	$231.0	116%
Gross margin as a percentage of net sales	17%	9%			15%	8%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,261	1,483	(222)	(15)%	3,888	4,675	(787)	(17)%
Specialty(b)	974	627	347	55%	2,594	2,289	305	13%
Total finished product tonnes	2,235	2,110	125	6%	6,482	6,964	(482)	(7)%
Rock	399	—	399	NM	1,000	—	1,000	NM
Total Phosphates Segment Tonnes(a)	2,634	2,110	524	25%	7,482	6,964	518	7%
Realized prices ($/tonne)
Average finished product selling price (destination)	$454	$369	$85	23%	$446	$372	$74	20%
Average rock selling price (destination)(a)	$68	$—	$68	NM	$72	$—	$72	NM
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$329	$283	$46	16%	$332	$317	$15	5%
Sulfur (long ton)	$137	$88	$49	56%	$135	$89	$46	52%
Blended rock (metric tonne)	$57	$63	$(6)	(10)%	$57	$60	$(3)	(5)%
Production volume (in thousands of metric tonnes) - North America	2,115	2,339	(224)	(10)%	6,241	7,103	(862)	(12)%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended September 30, 2018 and 2017
The Phosphates segment’s net sales were $1.0 billion for the three months ended September 30, 2018, compared to $0.8 billion for the three months ended September 30, 2017. The increase in net sales was due to higher average sales prices in the current year period, which resulted in increased net sales of approximately $170 million, and higher sales volumes as explained below, which favorably impacted net sales by approximately $70 million. Sales of phosphate rock from the Miski Mayo mine also contributed approximately $30 million to net sales for the three months ended September 30, 2018. We began consolidating the Miski Mayo results in the current year due to the additional 40% economic interest acquired in the Acquisition, which increased our aggregate ownership interest in the mine to 75%.
Our average finished product selling price was $454 per tonne for the three months ended September 30, 2018, an increase of 23% from the same period a year ago due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products increased by 6% for the three months ended September 30, 2018, compared to the same period in the prior year due to the factors discussed in the Overview.

Gross margin for the Phosphates segment increased to $180.0 million for the three months ended September 30, 2018, from $66.7 million for the three months ended September 30, 2017. Higher average selling prices contributed approximately $170 million to the increase in gross margin and favorable rock costs contributed approximately $20 million. This was partially offset by higher sulfur and ammonia costs of approximately $70 million in the current year period. Sulfur and ammonia costs were negatively impacted as a result of tightness in the market. We also saw an unfavorable impact of approximately $20 million due to costs related to the temporary idling of our Plant City, Florida phosphate manufacturing facility and South Pasture, Florida phosphate rock mine.
The average consumed price for ammonia for our North American operations increased to $329 per tonne for the three months ended September 30, 2018, from $283 in the same period a year ago, due to the factors discussed above. We purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations increased to $137 per long ton for the three months ended September 30, 2018, from $88 in the same period a year ago, due to the factors discussed above. We anticipate market prices of ammonia and sulfur will remain high for the remainder of 2018. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock decreased to $57 per tonne for the three months ended September 30, 2018, compared to $63 per tonne for the three months ended September 30, 2017. Our rock costs have benefited from the consolidation of Miski Mayo as well as using less third party purchased rock in the current year period compared to the prior year.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 10% to 2.1 million tonnes for the three months ended September 30, 2018, from 2.3 million tonnes in the prior year period. The decrease is primarily due to the temporary idling of our Plant City, Florida facility which has resulted in improved conversion costs in the current year compared to the prior year period. In the prior year period, our production was negatively affected by the impacts from Hurricane Irma. For the three months ended September 30, 2018, our operating rate for processed phosphate production increased to 87%, excluding Plant City capacity which was not considered available capacity, compared to 80% in the same period of the prior year.
For the three months ended September 30, 2018, our North American phosphate rock production decreased to 3.4 million tonnes from 3.7 million tonnes for the same period of the prior year, due to the idling of our South Pasture, Florida mine.
Nine months ended September 30, 2018 and 2017
The Phosphates segment’s net sales were $3.0 billion for the nine months ended September 30, 2018, compared to $2.6 billion for the nine months ended September 30, 2017. This was due to higher average selling prices that resulted in an increase in net sales of approximately $380 million, partially offset by lower sales volumes which resulted in a decrease in net sales of approximately $80 million. Consolidated sales of phosphate rock from the Miski Mayo mine also contributed approximately $70 million to net sales for the nine months ended September 30, 2018.
Our average finished product selling price was $446 per tonne for the nine months ended September 30, 2018, an increase of 20% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 7% for the nine months ended September 30, 2018, compared to the same period in the prior year due to the idling of our Plant City, Florida facility, as discussed in the Overview. This was partially offset by our consolidation of phosphate rock sales volumes from the Miski Mayo mine.
Gross margin for the Phosphates segment increased to $430.3 million for the nine months ended September 30, 2018, from $199.3 million in the nine months ended September 30, 2017. The increase was primarily driven by the $380 million impact of higher selling prices in the current year period and a favorable impact of lower rock costs of approximately $60 million. This was partially offset by negative impacts of higher sulfur and ammonia costs of approximately $160 million in the current year period due to the factors discussed above for the three months ended September 30, 2018. In addition, gross margin in the current year period was unfavorably impacted by approximately $40 million, due to idle plant costs at our Plant City, Florida facility and South Pasture, Florida mine, and $20 million related to a refinement made during the current year to our weighted average inventory costing.

The average consumed price for ammonia for our North American operations was $332 per tonne for the nine months ended September 30, 2018, compared to $317 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $135 per long ton for the nine months ended September 30, 2018, from $89 in the same period a year ago, driven by the factors discussed above in the three month discussion.  The average consumed cost of purchased and produced phosphate rock was $57 per tonne for the nine months ended September 30, 2018, compared to $60 per tonne for the prior year period. The decrease in rock costs is due to the factors discussed above in the three month discussion.
The Phosphate segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 12% to 6.2 million tonnes for the nine months ended September 30, 2018, from 7.1 million tonnes in the prior year period, primarily due to the temporary idling of our Plant City, Florida facility. For the nine months ended September 30, 2018, our operating rate for processed phosphate production increased to 86%, excluding Plant City capacity, which was not considered available capacity, compared to 81% in the same period of the prior year.
Our North American phosphate rock production increased to 11.4 million tonnes for the nine months ended September 30, 2018, compared to 10.9 million for the nine months ended September 30, 2017. The increase from the prior year was due to mining in areas of higher rock grade in addition to an increase in operating factors across several of the mines which more than offset the decrease in production from the idling of our South Pasture, FL mine.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2018-2017		September 30,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net sales:
North America	$345.4	$260.8	$84.6	32%	$976.4	$784.1	$192.3	25%
International	263.6	213.3	50.3	24%	605.8	572.3	33.5	6%
Total	609.0	474.1	134.9	28%	1,582.2	1,356.4	225.8	17%
Cost of goods sold	448.1	375.5	72.6	19%	1,186.7	1,078.5	108.2	10%
Gross margin	$160.9	$98.6	$62.3	63%	$395.5	$277.9	$117.6	42%
Gross margin as a percentage of net sales	26%	21%			25%	20%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,187	2,062	125	6%	5,837	5,896	(59)	(1)%
Specialty(b)	241	157	84	54%	645	487	158	32%
Total Potash Segment Tonnes	2,428	2,219	209	9%	6,482	6,383	99	2%
Realized prices ($/tonne)
Average finished product selling price (destination)	$251	$214	$37	17%	$244	$213	$31	15%
Production volume (in thousands of metric tonnes)	2,220	2,151	69	3%	6,646	6,501	145	2%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended September 30, 2018 and 2017
The Potash segment’s net sales increased to $609.0 million for the three months ended September 30, 2018, compared to $474.1 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $80 million, and higher sales volumes, which had a favorable impact on net sales of approximately $40 million.
Our average selling price was $251 per tonne for the three months ended September 30, 2018, compared to $214 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes increased to 2.4 million tonnes for the three months ended September 30, 2018, compared to 2.2 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $160.9 million for the three months ended September 30, 2018, from $98.6 million in the same period of the prior year. Gross margin was favorably impacted by approximately $80 million, due to the increase in average selling prices, and approximately $10 million due to the increase in sales volumes. These favorable impacts were partially offset by approximately $30 million, due to higher plant spending costs as a result of higher production volumes and the timing of a scheduled turnaround at Esterhazy, which occurred in the third quarter of 2018 compared to the fourth quarter of 2017. We also saw favorable foreign exchange impacts due to the strengthening of the U.S. Dollar against the Canadian Dollar compared to the prior year period.
We had expense of $40.5 million from Canadian resource taxes for the three months ended September 30, 2018, compared with a benefit of $4.7 million in the same period a year ago. Royalty expense decreased to $9.9 million for the three months ended September 30, 2018, compared to $51.9 million for the three months ended September 30, 2017. The fluctuations in Canadian resource taxes and royalty expense is a result of the resolution of a royalty matter with the government of Saskatchewan in the prior year.

We incurred $37.3 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended September 30, 2018, compared to $32.7 million for the three months ended September 30, 2017. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. Once completed, this will provide us the opportunity to reduce or eliminate future brine inflow management costs and risks.
Our operating rate for potash production was 85% for the current year period, down from 87% in the prior year period, primarily due to lower production at our Esterhazy mine as we moved up the timing of a scheduled turnaround to the third quarter of 2018 compared to the fourth quarter of 2017, partially offset by higher production at our Belle Plaine and Colonsay mines.
Nine months ended September 30, 2018 and 2017
The Potash segment’s net sales increased to $1.6 billion for the nine months ended September 30, 2018, compared to $1.4 billion in the same period a year ago. The increase was driven by a favorable impact from higher selling prices of approximately $160 million and higher sales volumes of $30 million.
Our average selling price was $244 per tonne for the nine months ended September 30, 2018, compared to $213 per tonne for the same period a year ago due to the factors discussed above in the Overview.
The Potash segment’s sales volumes increased to 6.5 million tonnes for the nine months ended September 30, 2018, compared to 6.4 million tonnes in the same period a year ago due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $395.5 million for the nine months ended September 30, 2018, from $277.9 million for the same period in the prior year, primarily driven by the impact of $160 million related to the increase in selling prices. This was partially offset by approximately $20 million related to higher plant spending from increased production for the nine months ended September 30, 2018 and the impact of unfavorable foreign exchange impacts due to the weakening of the U.S. Dollar against the Canadian Dollar.
We incurred $100.5 million in Canadian resource taxes for the nine months ended September 30, 2018, compared to $51.6 million in the same period a year ago. Royalty expense decreased to $26.9 million for the nine months ended September 30, 2018, compared to $63.3 million for the nine months ended September 30, 2017. The fluctuations in Canadian resource taxes and royalties is due to the Royalty Resolution discussed above in the three-month discussion.
We incurred expense of $115.4 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2018, compared to $115.0 million in the prior year period.
Potash production was up 2% for the nine months ended September 30, 2018, to 6.6 million tonnes compared to 6.5 million tonnes in the prior year period. Our operating rate was 84% for the current year period, compared to 83% for the prior year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price. The prior year activity reflects our former International Distribution segment less our China and India distribution activity, which is now being reported in Corporate, Eliminations and Other.

	Three months ended				Nine months ended
	September 30,		2018-2017		September 30,		2018-2017
(in millions, except price per tonne or unit)	2018	2017	Change	Percent	2018	2017	Change	Percent
Net Sales	$1,399.8	$806.1	$593.7	74%	$2,777.8	$1,700.3	$1,077.5	63%
Cost of goods sold	1,247.8	753.7	494.1	66%	2,513.6	1,604.2	909.4	57%
Gross margin	$152.0	$52.4	$99.6	190%	$264.2	$96.1	$168.1	175%
Gross margin as a percent of net sales	11%	7%			10%	6%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	1,214	85	1,129	NM	2,277	217	2,060	NM
Potash produced in Brazil	82	—	82	NM	247	—	247	NM
Purchased nutrients	2,299	2,093	206	10%	4,501	4,400	101	2%
Total Mosaic Fertilizantes Segment Tonnes	3,595	2,178	1,417	65%	7,025	4,617	2,408	52%
Realized prices ($/tonne)
Average finished product selling price (destination)	$389	$370	$19	5%	$395	$368	$27	7%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	97	164	(67)	(41)%	383	509	(126)	(25)%
MicroEssentials® from Mosaic	394	178	216	121%	968	857	111	13%
Potash from Mosaic/Canpotex	841	451	390	86%	2,000	1,727	273	16%
Production volume (in thousands of metric tonnes)	920	—	920	NM	2,729	—	2,729	NM

Three months ended September 30, 2018 and 2017
The Mosaic Fertilizantes segment’s net sales increased to $1.4 billion for the three months ended September 30, 2018, from $0.8 billion in the same period a year ago. The increase in net sales was due to approximately $430 million of net sales from the acquired Vale business and $160 million in increase in average selling price and sales volumes from conventional and blended products during the three months ended September 30, 2018.
The average finished product selling price increased to $389 per tonne in the current year quarter, compared to $370 per tonne in the prior year period, due to an increase in the price of materials used to make our purchased nutrient products and higher demand of fertilizer as a result of better market conditions.
The Mosaic Fertilizantes segment’s sales volume of 3.6 million tonnes increased 65% for the three months ended September 30, 2018, compared to same period of 2017, due to the sales volumes from the Acquired Business and higher demand for fertilizer products.
Total gross margin for the three months ended September 30, 2018, increased to $152.0 million from $52.4 million in the prior year period. The increase in gross margin in the current year period was due to the Acquired Business and related synergy realization, the benefit of favorable foreign exchange impacts and higher sales volumes of premium products. This increase was partially offset by the increased costs of materials used to make our purchased nutrient products in the current year period as discussed above.
The average consumed price for ammonia for our Brazilian operations was $333 per tonne for the three months ended September 30, 2018. The average consumed sulfur price for our Brazilian operations was $184 per long ton for the three months ended September 30, 2018. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
Nine months ended September 30, 2018 and 2017
The Mosaic Fertilizantes segment’s net sales were $2.8 billion for the nine months ended September 30, 2018 compared to $1.7 billion in the prior year period. The increase in net sales was due to approximately $950 million of net sales from the Acquired Business and $130 million due to increases in average selling prices and sales volumes from conventional and premium products during the nine months ended September 30, 2018.
The average finished product selling price increased $27 per tonne to $395 per tonne for the nine months ended September 30, 2018 compared to $368 per tonne in the prior year period, primarily due to factors mentioned above in the three-month discussion.
The Mosaic Fertilizantes segment’s sales volume of 7.0 million tonnes increased 52% for the nine months ended September 30, 2018, from 4.6 million tonnes in the same period a year ago. This increase is due primarily to the sales volumes from the Acquired Business.
Total gross margin for the nine months ended September 30, 2018, increased to $264.2 million from $96.1 million in the same period in the prior year. The increase is primarily due to the Acquired Business and the benefit of favorable foreign exchange impacts in the current year period. In addition, gross margin was also favorably impacted by approximately $48 million related to the effect of the purchase price fair market value adjustment of acquired inventory, primarily on rock.
The average consumed price for ammonia for our Brazilian operations was $367 per tonne for the nine months ended September 30, 2018. The average consumed sulfur price for our Brazilian operations was $197 per long ton for the nine months ended September 30, 2018. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 17 to our Notes to Condensed Consolidated Financial Statements. As part of the Realignment, during the first quarter of 2018, the results of the China and India distribution business, which had previously been reported in our International Distribution segment, were moved into the Corporate, Eliminations and Other category. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. Our operating results for the three and nine months ended September 30, 2017 have been recast to reflect the Realignment.
For the three months ended September 30, 2018, gross margin for Corporate, Eliminations and Other was a gain of $2.6 million, compared to a gain of $23.1 million for the same period in the prior year. The results in the current year period were driven by a net unrealized gain of $10.6 million, primarily on foreign currency derivatives for Canada, partially offset by profit on intersegment sales of $7.4 million. The results in the prior year period were primarily related to profit on intersegment sales of $20 million. Distribution operations in India and China had revenues and gross margin of $117.8 million and $9.4 million, respectively, for the three months ended September 30, 2018 and $124.6 million and $11.2 million, respectively, for the three months ended September 30, 2017. Sales volumes of finished products were 311,000 tonnes for the three months ended September 30, 2018, compared to 333,000 in the same period of the prior year.
For the nine months ended September 30, 2018, gross margin for Corporate, Eliminations and Other was a loss of $57.8 million, compared to a loss of $10.6 million for the same period in the prior year. The change was driven by a net unrealized loss of $34.8 million in the current year period, primarily on foreign currency derivatives for Brazil, compared to a net unrealized gain of $5.0 million in the prior year period. We also had a higher elimination of profit on intersegment sales of $36.5 million in the current year period, compared to $26.4 million in the prior year period. Distribution operations in India and China had revenues and gross margin of $345.1 million and $32.1 million, respectively, for the nine months ended September 30, 2018, and $300.6 million and $34.7 million, respectively, for the nine months ended September 30, 2017. Sales volumes were 924,000 for the nine months ended September 30, 2018, compared to 848,000 in the same period of the prior year.

Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2018-2017		September 30,		2018-2017
(in millions)	2018	2017	Change	Percent	2018	2017	Change	Percent
Selling, general and administrative expenses	$78.5	$66.1	$12.4	19%	$251.4	$218.2	$33.2	15%
Other operating expense (income)	23.7	(39.2)	62.9	NM	110.5	5.9	104.6	NM
Interest (expense)	(57.7)	(43.2)	(14.5)	34%	(171.9)	(120.4)	(51.5)	43%
Interest income	16.8	7.0	9.8	140%	36.5	22.0	14.5	66%
Interest expense, net	(40.9)	(36.2)	(4.7)	13%	(135.4)	(98.4)	(37.0)	38%
Foreign currency transaction (loss) gain	(2.2)	58.6	(60.8)	NM	(113.1)	76.6	(189.7)	NM
Other (expense) income	(7.6)	1.1	(8.7)	NM	(15.6)	(2.0)	(13.6)	NM
Provision for income taxes	90.6	17.6	73.0	NM	44.4	4.7	39.7	NM
Equity in net (loss) earnings of nonconsolidated companies	(2.3)	9.8	(12.1)	NM	(3.9)	15.5	(19.4)	NM
Selling, General and Administrative Expenses
For the three months ended September 30, 2018, selling, general and administrative expenses were $78.5 million, compared to $66.1 million for the same period of the prior year. Approximately $5.0 million of the increase in the current year period is due to the operations of the Acquired Business and approximately $8.0 million is related to higher incentive compensation.
For the nine months ended September 30, 2018, selling, general and administrative expenses were $251.4 million, compared to $218.2 million for the same period of the prior year. Approximately $20.0 million of the increase in the current year period is due to the operations of the Acquired Business and approximately $15.0 million is related to higher incentive compensation expense in the current year.
Other Operating Expense (Income)
For the three months ended September 30, 2018, we had other operating expense of $23.7 million, compared to income of $39.2 million for the same period in the prior year. The current year period includes $8.4 million of estimated future earn-out obligations, approximately $3.0 million of integration costs related to the Acquisition, and approximately $4.0 million of costs to capture future synergies associated with the Acquired Business. The three months ended September 30, 2017, included a pre-tax gain of $52.1 million on the sale of approximately 1,500 acres of vacant and undesignated real property near our Faustina facility in Louisiana, partially offset by approximately $6.0 million of professional service costs related to the Acquisition.
For the nine months ended September 30, 2018, we had other operating expense of $110.5 million, compared to $5.9 million for the same period in the prior year. The nine-month period ended September 30, 2018 includes approximately $34.0 million of fees and integration costs related to the Acquisition, $8.4 million in estimated earn-out obligations due to Vale and approximately $26.0 million to capture future synergies. In addition to the prior year costs discussed above, the nine-month period ended September 30, 2017 included approximately $14.0 million of professional services costs related to the Acquisition and approximately $14.0 million related to an increase in our reserve for estimated costs associated with the sinkhole at our New Wales facility.
Interest Expense, Net
Net interest expense increased to $40.9 million and $135.4 million for the three and nine months ended September 30, 2018, compared to $36.2 million and $98.4 million for the three and nine months ended September 30, 2017. The increases were due to higher debt levels and lower capitalized interest in the current year periods compared to the prior year periods.
Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction losses of $2.2 million and $113.1 million for the three and nine months ended September 30, 2018, compared to foreign currency transaction gains of $58.6 million and $76.6 million for the three and nine months ended September 30, 2017. For the three months ended September 30, 2018, the loss was primarily the result of the effect of strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries, offset by the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans. For the nine months ended September 30, 2018, the loss was the result of the effect of strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries and the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans.
For the three and nine months ended September 30, 2017, the gains were mainly the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by U.S. dollar cash held by our Canadian subsidiaries.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2018, we had losses from equity of nonconsolidated companies of $(2.3) million and $(3.9) million, respectively, compared to earnings of $9.8 million and $15.5 million for the three and nine months ended September 30, 2017. The earnings in the prior year periods related to income from MWSPC, which began ammonia production in the prior year.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

September 30, 2018	26.4%	$90.6
September 30, 2017	7.4%	17.6

Nine months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
September 30, 2018	10.9%	$44.4
September 30, 2017	1.5%	4.7
Income tax expense was $90.6 million and $44.4 million, and the effective tax rate was 26.4% and 10.9% for the three and nine months ended September 30, 2018, respectively.
For the three months ended September 30, 2018, tax expense specific to the period was approximately $30.7 million. This consisted primarily of $29.8 million related to the revised year-to-date accounting for the valuation allowances on foreign tax credits, and $8.3 million as a result of revisions to the provisional estimates related to The Act. This was partially offset by a change in sequestration charge on AMT refunds of $2.7 million, $5.1 million related to the effect on deferred income tax liabilities of a decrease in the statutory tax rate in the U.S as a result of the Act, and other miscellaneous benefits of $0.4 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including in the consolidated effective tax rate. For the nine months ended September 30, 2018, income tax expense was impacted by this set of rules resulting in an additional benefit of $0.5 million compared to what would have been recorded under the general rule on a consolidated basis.
For the three months ended September 30, 2017, tax expense specific to the period was $12.4 million. This consisted primarily of expense of $16.8 million related to the $10.4 million pre-tax charges resulting from the Royalty Resolution, partially offset by a benefit of $2.4 million primarily related to non-U.S. audit activity and a benefit of $2.0 million related to changes in estimates related to prior years. In addition to the aforementioned items, tax expense specific to the nine months ended September 30, 2017 was an expense of $5.1 million, which included the Royalty Resolution item of $16.8 million, an expense of $6.7 million related to the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, and an expense of $8.3 million primarily related to share-based compensation. These costs were partially offset by a benefit of $21.9 million related to a Canadian income tax rate change and a benefit of $4.8 million related to changes in estimates related to prior years.
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
Mosaic recorded its Provisional Estimates relating to The Act in the period ending December 31, 2017. The revisions recorded related the decrease in the statutory tax rate in the U.S as a result of the Act and other items in this period are still considered Provisional Estimates and may differ, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and actions the Company may take as a result of The Act. The Company expects to complete the accounting for the income tax effects related to The Act and record any necessary adjustments to provisional tax amounts before the end of the measurement period on December 21, 2018. See Note 12-Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $1.0 billion, plus marketable securities held in trust to fund future obligations of $0.6 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $10.7 billion. We have a target liquidity buffer of $2.5 billion, including cash and available committed credit lines. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2018, we completed the Acquisition. The cash paid at closing was $1.08 billion (adjusted based on matters such as the estimated working capital of Vale Fertilizantes at the time of closing). We funded this amount with the proceeds of a $1.25 billion public debt offering that was completed in November 2017. The remainder of the debt offering was used to pay transaction costs and expenses and to fund the majority of the $200 million that we prepaid against our outstanding term loan in January 2018. We also invested $665.4 million in capital expenditures during the nine months ended September 30, 2018. In the third quarter of 2018, we prepaid $311 million against our outstanding term loan and paid off $92 million in maturing bonds, bringing our year-to-date repayments of long-term debt to over $700 million.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At September 30, 2018, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of September 30, 2018.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2018. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the nine months ended September 30, 2018 and 2017:

(in millions)	Nine months ended
	September 30,		2018-2017
Cash Flow	2018	2017	Change	Percent
Net cash provided by operating activities	$1,259.8	$524.3	$735.5	140%
Net cash used in investing activities	(1,660.9)	(643.3)	(1,017.6)	158%
Net cash (used in) provided by financing activities	(679.6)	111.2	(790.8)	NM
Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $1.3 billion, compared to net cash provided by operating activities of $0.5 billion for the nine months ended September 30, 2017. Our results of operations, including the Acquired Business, after non-cash adjustments to net earnings, contributed $1.1 billion to cash flows from operating activities during the nine months ended September 30, 2018, compared to a contribution of $0.9 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2018, we had a favorable working capital change of $203.4 million, compared to an unfavorable change of $333.3 million during the nine months ended September 30, 2017.
The change in working capital for the nine months ended September 30, 2018, was primarily driven by an increase in accounts payable and accrued liabilities of $466.5 million, partially offset by increases in inventories and other assets of $198.1 million and $75.9 million, respectively. Accounts payable increased due to the timing of payments for inventory purchases and an increase in the cost of raw materials. Accrued expenses increased due to liabilities associated with customer prepayments in Brazil. The increase in inventories was primarily due to higher raw material costs and building inventory volumes, especially in the Mosaic Fertilizantes segment. The increase in other assets was primarily related to tax receivables.
The change in working capital for the nine months ended September 30, 2017, was primarily driven by an increase in inventories of $254.6 million and a decrease in accrued liabilities of $38.4 million. The increase in inventories was primarily due to building inventory volumes and the mix of inventory in Brazil for its upcoming high season in the current year which were higher than prior year inventory levels. The decrease in accrued liabilities is related to the payment of expenses for work performed on the sinkhole that formed at our New Wales phosphate production facility in Florida.
Investing Activities
Net cash used in investing activities was $1.7 billion for the nine months ended September 30, 2018, compared to $0.6 billion for the same period a year ago. In the current year, we completed the Acquisition for approximately $1.0 billion. We had capital expenditures of $665.4 million for the nine months ended September 30, 2018, compared to $589.9 million in the prior year period. In the prior year period, we invested $62.5 million in MWSPC and $47.7 million in an affiliate for the construction of vessels intended to transport anhydrous ammonia, primarily for Mosaic’s operations, as discussed in Note 15 of our Condensed Consolidated Financial Statements in this report. We also received proceeds from the sale of fixed assets of $69.1 million in the prior year period.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018, was $679.6 million, compared to net cash provided by financing activities of $111.2 million for the same period in the prior year. For the nine months ended September 30, 2018, we made payments on our long-term debt of $722.4 million. We also received net proceeds from short-term borrowings of $25.1 million and proceeds from structured accounts payable of $7.8 million in the current year period. During the current year period we paid dividends of $28.9 million.
In the prior year period, we received net proceeds from structured accounts payable of $235 million and net proceeds from short-term borrowing of $84.9 million, which were used to fund working capital needs in our international locations. We also paid $201.8 million of dividends in the prior year period.
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

Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about our recently completed Acquisition and the anticipated benefits and synergies of the Acquisition, statements about MWSPC and its nature, impact and benefits, statements about other proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
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

•	the performance of MWSPC

•	build-up of inventories in the distribution channels for our products that can adversely affect our sales volumes and selling prices;

•	the effect of future product innovations or development of new technologies on demand for our products;

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

•
changes in the environmental and other governmental regulation that applies to our operations, including federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting or related to greenhouse gas emissions, including carbon taxes or other measures that may be implemented in Canada or other jurisdictions in which we operate, or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;

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
Foreign Currency Exchange Contracts
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in earnings and cash flows. Our primary foreign currency exposures are the Canadian dollar and Brazilian real. To reduce economic risk and volatility on expected cash flows that are denominated in the Canadian dollar and Brazilian real, we use financial instruments that may include forward contracts, zero-cost collars and/or futures. Mosaic hedges cash flows on a declining basis, up to 18 months for the Canadian dollar and up to 12 months for the Brazilian real. Starting in 2018, Mosaic may enter into hedges up to 36 months for expected Canadian dollar capital expenditures related to our Esterhazy K3 expansion program. Due to the Acquisition, Mosaic’s exposure to the Brazilian real has increased and, as a result, the amount of foreign derivatives that we have entered into related to the Brazilian real has increased.
As of September 30, 2018 and December 31, 2017, the fair value of our major foreign currency exchange contracts was ($9.6) million and $9.4 million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2018				As of December 31, 2017
	Expected Maturity Date			Fair Value	Expected Maturity Date		Fair Value
	Years ending December 31,				Year ending December 31,
	2018	2019	2020		2018	2019
Foreign Currency Exchange Forwards
Canadian Dollar				$(1.9)			$12.3
Notional (million US$) - long Canadian dollars	$142.7	$410.9	$117.8		$444.4	$39.1
Weighted Average Rate - Canadian dollar to U.S. dollar	1.2613	1.2874	1.2820		1.2850	1.2791

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(13.5)			$1.3
Notional (million US$) - short Brazilian real	$586.5	$42.0	$—		$174.9	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.9193	4.0431	—		3.3001	—
Notional (million US$) - long Brazilian real	$89.8	$223.6	$—		$174.9	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.3632	3.7990	—		3.3414	—
Indian Rupee				$5.8			$(4.2)
Notional (million US$) - short Indian rupee	$139.1	$25.9	$—		$196.0	$—
Weighted Average Rate - Indian rupee to U.S. dollar	70.2718	71.6101	—		65.8215	—
Total Fair Value				$(9.6)			$9.4

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2018 and December 31, 2017, the fair value of our natural gas commodities contracts was $(12.5) million and $(17.6) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2018						As of December 31, 2017
	Expected Maturity Date						Expected Maturity Date
	Years ending December 31,						Years ending December 31,
	2018	2019	2020	2021	2022	Fair Value	2017	2018	2019	Fair Value
Natural Gas Swaps						$(12.5)				$(17.6)
Notional (million MMBtu) - long	4.2	21.2	15.8	13.2	2.9		18.2	19.9	5.0
Weighted Average Rate (US$/MMBtu)	$2.42	$2.31	$1.97	$1.78	$1.55		$3.16	$3.01	$3.14
Total Fair Value						$(12.5)				$(17.6)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of September 30, 2018 and December 31, 2017, the fair value of our interest rate contracts was $(23.9) million and $(2.2) million, respectively. Further information regarding our interest rate contracts is included in Note 13 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2018.
In accordance with relevant SEC guidance, the scope of management’s evaluation excluded internal control over financial reporting for Vale Fertilizantes S.A., which we acquired on January 8, 2018. The Acquired Business represents $3.5 billion of our total assets as of September 30, 2018 and $1.3 billion of our total net sales for the nine months ended September 30, 2018.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 12 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceedings in addition to those described in Note 12 of our Condensed Consolidated Financial Statements in this report:

Waters of the United States.  In June 2015, EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a final rule that proposed to clarify but may actually expand the scope of waters regulated under the federal Clean Water Act.  The final rule (the “2015 Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits.  In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule nationwide pending adjudication of substantive challenges to the rule. In early 2017, the U.S. President issued an Executive Order directing EPA and the Corps to publish a proposed rule rescinding or revising the new rule. In June 2017 EPA and the Corps issued a proposed rule that would rescind the 2015 Clean Water Rule and re-codify regulatory text that existed prior to enactment of the 2015 Clean Water Rule.  In November 2017, EPA issued a rule notice proposing to extend the applicability date of the 2015 Clean Water Rule for two years from the date of final action on the proposed rule, to provide continuity and regulatory certainty while agencies proceed to consider potential changes to the 2015 Clean Water Rule.

In January 2018, the U.S. Supreme Court unanimously held all challenges to the 2015 Clean Water Rule must be heard in federal district courts rather than in the federal courts of appeal, overruling a decision by the Sixth Circuit's Court of Appeals.  With the Sixth Circuit Court of Appeals no longer having jurisdiction, that court lifted its 2015 nationwide stay in February 2018. After the nationwide stay was lifted, a number of U.S. District Courts revived dormant litigation that challenged the 2015 Clean Water Rule.  In June 2018, the U.S. District Court for the Southern District of Georgia entered an injunction against implementation of the 2015 Clean Water Rule covering 11 states, including Florida.  As of September 2018, federal district courts have put the 2015 Clean Water Rule on hold in 28 states, the District of Columbia and the U.S. territories.

We believe the 2015 Clean Water Rule, if not rescinded, may expand the types and extent of water resources regulated under federal law, thereby potentially expanding our permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and potentially restricting our ability to mine certain of our phosphate rock reserves.

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
We made no share repurchases during the nine months ended September 30, 2018.
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

November 6, 2018