Form 10-Q
period 2019-03-31
MOSAIC CO
filed 2019-05-07
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MOS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 385,788,256 shares of Common Stock as of May 3, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net sales	$1,899.7	$1,933.7
Cost of goods sold	1,590.2	1,691.6
Gross margin	309.5	242.1
Selling, general and administrative expenses	93.5	93.6
Other operating expense	13.9	67.8
Operating earnings	202.1	80.7
Interest expense, net	(47.0)	(49.4)
Foreign currency transaction gain (loss)	22.6	(32.2)
Other expense	(1.1)	(5.6)
Earnings (loss) from consolidated companies before income taxes	176.6	(6.5)
Provision for (benefit from) income taxes	46.6	(49.9)
Earnings from consolidated companies	130.0	43.4
Equity in net loss of nonconsolidated companies	(0.1)	(3.3)
Net earnings including noncontrolling interests	129.9	40.1
Less: Net loss attributable to noncontrolling interests	(0.9)	(2.2)
Net earnings attributable to Mosaic	$130.8	$42.3
Basic net earnings per share attributable to Mosaic	$0.34	$0.11
Basic weighted average number of shares outstanding	385.5	382.6
Diluted net earnings per share attributable to Mosaic	$0.34	$0.11
Diluted weighted average number of shares outstanding	387.4	384.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net earnings including noncontrolling interest	$129.9	$40.1
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	51.8	(139.3)
Net actuarial (loss) gain and prior service cost, net of tax	(1.0)	2.1
Amortization of gain on interest rate swap, net of tax	0.6	0.4
Net gain (loss) on marketable securities held in trust fund, net of tax	10.0	(3.9)
Other comprehensive income (loss)	61.4	(140.7)
Comprehensive income (loss)	191.3	(100.6)
Less: Comprehensive loss attributable to noncontrolling interest	(1.0)	(2.9)
Comprehensive income (loss) attributable to Mosaic	$192.3	$(97.7)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$384.6	$847.7
Receivables, net	792.0	838.5
Inventories	2,572.1	2,270.2
Other current assets	397.6	280.6
Total current assets	4,146.3	4,237.0
Property, plant and equipment, net of accumulated depreciation of $7,195.7 million and $6,934.5 million, respectively	11,942.7	11,746.5
Investments in nonconsolidated companies	823.3	826.6
Goodwill	1,726.8	1,707.5
Deferred income taxes	345.9	343.8
Other assets	1,460.3	1,257.8
Total assets	$20,445.3	$20,119.2
Liabilities and Equity
Current liabilities:
Short-term debt	$167.5	$11.5
Current maturities of long-term debt	40.8	26.0
Structured accounts payable arrangements	466.9	572.8
Accounts payable	781.6	780.9
Accrued liabilities	940.4	1,092.5
Total current liabilities	2,397.2	2,483.7
Long-term debt, less current maturities	4,533.0	4,491.5
Deferred income taxes	1,122.4	1,080.6
Other noncurrent liabilities	1,585.2	1,458.7
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,560,531 shares issued and 385,788,256 shares outstanding as of March 31, 2019, 389,242,360 shares issued and 385,470,085 shares outstanding as of December 31, 2018	3.8	3.8
Capital in excess of par value	996.2	985.9
Retained earnings	11,196.8	11,064.7
Accumulated other comprehensive loss	(1,595.6)	(1,657.1)
Total Mosaic stockholders' equity	10,601.2	10,397.3
Noncontrolling interests	206.3	207.4
Total equity	10,807.5	10,604.7
Total liabilities and equity	$20,445.3	$20,119.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net earnings including noncontrolling interests	$129.9	$40.1
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	218.1	217.5
Amortization of acquired inventory	(1.2)	(30.1)
Deferred and other income taxes	5.3	(63.2)
Equity in net loss of nonconsolidated companies, net of dividends	3.6	3.3
Accretion expense for asset retirement obligations	15.3	12.1
Share-based compensation expense	15.3	15.7
Unrealized loss (gain) on derivatives	(46.9)	14.2
Other	5.6	8.7
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	59.0	62.5
Inventories	(304.5)	(147.6)
Other current and noncurrent assets	(66.0)	(137.5)
Accounts payable and accrued liabilities	(186.7)	(74.9)
Other noncurrent liabilities	(22.3)	8.2
Net cash used in operating activities	(175.5)	(71.0)
Cash Flows from Investing Activities:
Capital expenditures	(313.9)	(223.3)
Purchases of available-for-sale securities - restricted	(186.9)	(185.7)
Proceeds from sale of available-for-sale securities - restricted	182.3	184.0
Investments in consolidated affiliate	—	1.3
Acquisition, net of cash acquired	—	(994.6)
Purchases of held-to-maturity securities	(13.0)	—
Proceeds from sale of held-to-maturity securities	2.3	—
Other	0.3	(2.1)
Net cash used in investing activities	(328.9)	(1,220.4)
Cash Flows from Financing Activities:
Payments of short-term debt	(53.7)	—
Proceeds from issuance of short-term debt	206.0	65.3
Payments of structured accounts payable arrangements	(319.7)	(235.7)
Proceeds from structured accounts payable arrangements	209.5	173.8
Payments of long-term debt	(10.1)	(206.9)
Cash dividends paid	(9.6)	(9.6)
Other	(0.1)	(0.2)
Net cash provided by (used in) financing activities	22.3	(213.3)
Effect of exchange rate changes on cash	13.5	13.4
Net change in cash, cash equivalents and restricted cash	(468.6)	(1,491.3)
Cash, cash equivalents and restricted cash - December 31	871.0	2,194.4
Cash, cash equivalents and restricted cash - March 31	$402.4	$703.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$384.6	$659.4
Restricted cash in other current assets	8.8	9.4
Restricted cash in other assets	9.0	34.3
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$402.4	$703.1

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $6.0 and $5.3 for three months ended March 31, 2019 and 2018, respectively)	$10.5	$11.1
Income taxes (net of refunds)	93.8	12.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss)
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2017	351.0	$3.5	$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	42.3	(140.0)	(2.9)	(100.6)
Vesting of restricted stock units	0.2	—	(2.7)	—	—	—	(2.7)
Stock based compensation	—	—	15.7	—	—	—	15.7
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.10 per share)	—	—	—	(0.5)	—	—	(0.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Equity from noncontrolling interests	—	—	—	—	—	206.2	206.2
Balance as of March 31, 2018	385.4	$3.8	$977.2	$10,675.6	$(1,201.6)	$224.7	$10,679.7

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss)
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of December 31, 2018	385.5	3.8	985.9	11,064.7	(1,657.1)	207.4	10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—	—	130.8	61.5	(1.0)	191.3
Vesting of restricted stock units	0.3	—	(5.0)	—	—	—	(5.0)
Stock based compensation	—	—	15.3	—	—	—	15.3
Dividends ($0.10 per share)	—	—	—	0.7	—	—	0.7
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2019	385.8	$3.8	$996.2	$11,196.8	$(1,595.6)	$206.3	$10,807.5

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
We are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. These results are consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter lag in our Condensed Consolidated Statements of Earnings.

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

•
Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the Acquisition, which include five phosphate rock mines, four phosphate chemical plants and a potash mine in Brazil. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the quarter ended March 31, 2018, have been recast to reflect this change. See Note 15 of the Condensed Consolidated Financial Statements in this report for segment results.
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the SEC for the year ended December 31, 2018 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.
The accompanying Condensed Consolidated Financial Statements include the accounts of Mosaic, its majority owned subsidiaries, and certain variable interest entities in which Mosaic is the primary beneficiary. Certain investments in companies where we do not have control but have the ability to exercise significant influence are accounted for by the equity method.
Leases
At inception, we determine whether an arrangement is a lease and the appropriate lease classification. Operating leases with terms greater than twelve months are included as operating lease right-of-use (“ROU”) assets within other assets, and lease liabilities within accrued liabilities and other noncurrent liabilities on our consolidated balance sheets. Finance leases with terms greater than twelve months are included as finance ROU assets within property and equipment, and finance lease liabilities within current maturities of long-term debt and long-term debt on our consolidated balance sheets.  Leases with terms of less than twelve months, referred to as short-term leases, do not create an ROU asset or lease liability on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease, based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. For both operating and finance leases, the initial ROU asset equals the lease liability, plus initial direct costs, less lease incentives received. Our lease agreements may include options to extend or terminate the lease, which are included in the lease term at the commencement date when it is reasonably certain that we will exercise that option. In general, we do not consider optional periods included in our lease agreements as reasonably certain of exercise at inception.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For full-service railcar leases, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply assumptions using a portfolio approach given the generally consistent terms of the agreements. Lease payments based on usage (for example, per-mile or per-hour charges), referred to as variable lease costs, are recorded separately from the determination of the ROU asset and lease liability.
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
3. Leases
In February 2016, the FASB issued a new standard (“ASC 842”) intended to improve financial reporting about leasing transactions. The FASB issued additional guidance subsequently to clarify aspects of the standard and provide certain relief for implementation. ASC 842 requires lessees to recognize on the balance sheet the rights and obligations created by leases with terms greater than twelve months. The primary change created by the new standard is the recognition of ROU assets and lease liabilities by lessees for those leases previously classified as operating leases. ASC 842 requires disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We adopted ASC 842 effective January 1, 2019, with an immaterial cumulative-effect adjustment to the opening balance of retained earnings as of that date. As allowed under the standard, we have not changed our accounting and reporting for lease arrangements for periods presented prior to January 1, 2019. The impacts upon adoption on previously reported amounts are shown below. Our accounting for capital leases (now referred to as finance leases) remained substantially unchanged. Adoption of the standard is not expected to significantly impact lease activity reported in our statements of earnings and cash flows.
We have operating and finance leases for heavy mobile equipment, railcars, fleet vehicles, field and plant equipment, river and cross-Gulf vessels, corporate offices, land, and computer equipment. Our leases have remaining lease terms of 1 year to 29 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year. As of March 31, 2019, assets recorded under finance leases, included within property, plant and equipment, were $405.1 million, and accumulated depreciation associated with finance leases was $32.9 million. As of March 31, 2019, assets recorded under operating leases were $244.8 million, included in other assets.
Adoption of the standard related to leases impacted our previously reported results as follows:

	Balance as of	Adoption	Balance as of
	December 31, 2018	Adjustments	January 1, 2019
(in millions)
Operating lease right-of-use assets	$—	$241.1	$241.1
Finance lease right-of-use assets	340.9	—	340.9
Accrued and other noncurrent liabilities	—	241.1	241.1
Long-term debt, including current maturities	302.2	—	302.2
Adoption of ASC 842 had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.
The components of lease expense, included primarily within cost of goods sold and selling, general and administrative expenses, were as follows:

Three Months Ended March 31, 2019
(in millions)
Operating lease cost	$26.6
Finance lease cost:
Amortization of right-of-use assets	$6.3
Interest on lease liabilities	4.1
$10.4

Short-term lease cost	$17.6
Variable lease cost	4.6
Total lease cost	$59.2
Supplement cash flow information related to leases was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended March 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.7
Operating cash flows from finance leases	$2.8
Financing cash flows from finance leases	$9.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29.0
Finance leases	$66.0
Other information related to leases was as follows:

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	4.6 years
Finance leases	5.4 years

Weighted Average Discount Rate
Operating leases	6.7%
Finance leases	4.0%
Future lease payments under non-cancellable leases recorded as of March 31, 2019, were as follows:

	Operating Leases	Finance Leases
(in millions)
2019 (excluding the three months ended March 31, 2019)	$79.1	$32.4
2020	75.6	50.6
2021	49.8	45.6
2022	34.9	37.9
2023	24.9	70.0
Thereafter	24.0	172.9
Total future lease payments	$288.3	$409.4
Less imputed interest	(40.7)	(56.4)
Total	$247.6	$353.0

Reported as of March 31, 2019
Other accrued liabilities	$83.9	$—
Current maturities of long-term debt	—	35.2
Other noncurrent liabilities	163.7	—
Long-term debt, less current maturities	—	317.8
Total	$247.6	$353.0

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A schedule of our minimum lease payments under non-cancelable capital and operating leases as of December 31, 2018 is as follows:

(in millions)	Operating Leases	Capital Leases
2019	$97.5	$20.4
2020	76.8	26.4
2021	54.7	23.4
2022	36.6	17.2
2023	28.1	48.9
Subsequent years	30.9	165.9
	$324.6	$302.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2019	December 31, 2018

Other current assets
Income and other taxes receivable	$240.7	$149.2
Prepaid expenses	114.9	86.8
Other	42.0	44.6
	$397.6	$280.6

Other assets
Restricted cash	$9.0	$15.8
MRO inventory	138.8	134.6
Marketable securities held in trust	656.7	632.3
Operating lease right-of-use assets	244.8	—
Indemnification asset	30.3	30.7
Long-term receivable	84.9	91.7
Other	295.8	352.7
	$1,460.3	$1,257.8

Accrued liabilities
Accrued dividends	$0.7	$11.8
Payroll and employee benefits	121.4	$217.5
Asset retirement obligations	140.0	136.3
Customer prepayments (a)	188.2	199.8
Accrued income tax	29.9	65.5
Operating lease obligation	83.9	—
Other	376.3	461.6
	$940.4	$1,092.5

Other noncurrent liabilities
Asset retirement obligations	$1,020.0	$1,023.8
Operating lease obligation	163.7	—
Accrued pension and postretirement benefits	147.5	146.3
Unrecognized tax benefits	34.6	33.0
Other	219.4	255.6
	$1,585.2	$1,458.7
______________________________
(a) The timing of recognition of revenue related to our performance obligations may be different than the timing of collection of cash related to those performance obligations.  Specifically, we collect prepayments from certain customers in Brazil, as well as timing of cash collection from Canpotex which may occur prior to delivery of product to the end customer.  We generally satisfy our contract liabilities within one quarter of incurring the liability.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended
	March 31,
	2019	2018
Net earnings attributable to Mosaic	$130.8	$42.3
Basic weighted average number of shares outstanding	385.5	382.6
Dilutive impact of share-based awards	1.9	1.5
Diluted weighted average number of shares outstanding	387.4	384.1
Basic net earnings per share attributable to Mosaic	$0.34	$0.11
Diluted net earnings per share attributable to Mosaic	$0.34	$0.11
A total of 1.6 million and 2.7 million shares of common stock subject to issuance upon exercise of stock options for the three months ended March 31, 2019 and March 31, 2018, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Income Taxes
During the three months ended March 31, 2019, gross unrecognized tax benefits increased by $1.2 million to $39.3 million. The increase is primarily related to U.S. tax positions. If recognized, approximately $19.3 million of the $39.3 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $5.5 million and $4.9 million as of March 31, 2019 and December 31, 2018, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
Accounting for uncertain tax positions is determined by prescribing the minimum probability threshold that a tax position is more likely than not to be sustained based on the technical merits of the position. Mosaic is continually under audit by various tax authorities in the normal course of business. Such tax authorities may raise issues contrary to positions taken by the Company. If such positions are ultimately not sustained by the Company, this could result in material assessments to the Company. The costs related to defending, if needed, such positions on appeal or in court may be material. The Company believes that any issues raised are properly accounted for.
For the three months ended March 31, 2019, tax expense specific to the period was a benefit of approximately $0.4 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2019, income tax expense was impacted by this set of rules, resulting in an additional benefit of $0.3 million compared to what would have been recorded under the general rule on a consolidated basis.
For the three months ended March 31, 2018, tax expense specific to the period was a benefit of approximately $48.0 million. This consisted primarily of a partial release of $57.0 million of valuation allowance as a result of revisions to

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

provisional estimates related to The Act. This was partially offset by a share-based excess cost of $1.6 million, a change in AMT refunds of $2.0 million, and changes in estimates related to prior years of $3.8 million.
7. Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018

Raw materials	$116.6	$147.5
Work in process	610.1	625.5
Finished goods	1,665.3	1,343.8
Final price deferred(a)	71.4	39.3
Operating materials and supplies	108.7	114.1
	$2,572.1	$2,270.2
______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
8. Goodwill
Mosaic had goodwill of $1.7 billion at March 31, 2019 and December 31, 2018. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2018	$588.6	$1,000.4	$106.4	$12.1	$1,707.5
Foreign currency translation	—	19.5	(0.2)	—	19.3
Balance as of March 31, 2019	$588.6	$1,019.9	$106.2	$12.1	$1,726.8
We are required to perform our next annual goodwill impairment analysis as of October 31, 2019. It is possible that, during the remainder of 2019 or beyond, business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, or our common stock price could decline significantly. If assumed net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
9. Marketable Securities Held in Trusts
In August 2016, Mosaic deposited $630 million into two trust funds (together, the “RCRA Trusts”) created to provide additional financial assurance in the form of cash for the estimated costs (“Gypstack Closure Costs”) of closure and long term care of our Florida and Louisiana phosphogypsum management systems (“Gypstacks”), as described further in Note 10 of our Notes to Condensed Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the three months ended March 31, 2019.
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
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$7.0	$—	$—	$7.0
Level 2
Corporate debt securities	180.4	2.2	(1.3)	181.3
Municipal bonds	183.7	1.9	(1.2)	184.4
U.S. government bonds	269.8	5.3	—	275.1
Total	$640.9	$9.4	$(2.5)	$647.8

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.0	$—	$—	$4.0
Level 2
Corporate debt securities	180.8	0.3	(4.3)	176.8
Municipal bonds	186.1	0.5	(3.4)	183.2
U.S. government bonds	262.1	3.3	—	265.4
Total	$633.0	$4.1	$(7.7)	$629.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$1.9	$—	$43.9	$(0.6)
Municipal bonds	1.6	—	12.3	—
U.S. government bonds	—	—	—	—
Total	$3.5	$—	$56.2	$(0.6)

	March 31, 2019		December 31, 2018
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$86.4	$(1.3)	$103.4	$(3.7)
Municipal bonds	81.0	(1.2)	117.5	(3.4)
U.S. government bonds	—	—	—	—
Total	$167.4	$(2.5)	$220.9	$(7.1)
______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2019. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2019
Due in one year or less	$42.7
Due after one year through five years	355.8
Due after five years through ten years	206.4
Due after ten years	35.9
Total debt securities	$640.8
For the three months ended March 31, 2019, realized gains were $3.1 million and realized losses were $0.8 million. For the three months ended March 31, 2018, realized gains were zero and realized losses were $4.9 million.
10. Asset Retirement Obligations
We recognize our estimated asset retirement obligations (“AROs”) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We depreciate the tangible asset over its estimated useful life. The liability is adjusted in subsequent periods through accretion expense, which represents the increase in the present value of the liability due to the passage of time. Such depreciation and accretion expenses are included in cost of goods sold for operating facilities and other operating expense for indefinitely closed facilities.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in Gypstacks to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for five years after closing our Carlsbad, New Mexico facility; (vi) decommission facilities, manage tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives; (vii) de-commission mines in Brazil and Peru acquired as part of the Acquisition and (viii) decommission plant sites and close Gypstacks in Brazil also as part of the Acquisition. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted using a credit-adjusted risk-free rate.
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2019	December 31, 2018
AROs, beginning of period	$1,160.1	$859.3
Liabilities acquired in the Acquisition	—	258.9
Liabilities incurred	4.0	27.8
Liabilities settled	(22.2)	(69.6)
Accretion expense	15.3	48.0
Revisions in estimated cash flows	1.5	78.2
Foreign currency translation	1.3	(42.5)
AROs, end of period	1,160.0	1,160.1
Less current portion	140.0	136.3
	$1,020.0	$1,023.8
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

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 9 to our Condensed Consolidated Financial Statements. In

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.
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
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law: the government entities can draw against such amounts in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $233.7 million, which reflects our closure cost estimates as of December 31, 2018.  The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
At March 31, 2019 and December 31, 2018, the aggregate amounts of AROs associated with the Plant City Facility and Bonnie Facility gypstack closure costs included in our Condensed Consolidated Balance Sheets were $110.1 million and $109.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $54.8 million and $58.6 million as of March 31, 2019 and December 31, 2018, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of March 31, 2019, the sinkhole repairs were substantially complete, with $79.7 million spent in remediation and sinkhole-related costs through this date. We estimate remaining costs will be approximately $1.3 million. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncle Sam Gypstack. In January 2019, we observed lateral movement of the north slope of our active phosphogypsum stack at the Uncle Sam facility in Louisiana.  The observation was reported to the Louisiana Department of Environmental Quality and the U.S. Environmental Protection Agency.  We continue to provide updates to the agencies on the movement, which has slowed following actions we have taken, which include reducing process water volume stored atop the stack to reduce the active load causing the movement and constructing a stability berm at the base of the slope to increase resistance.  Both steps have improved slope stability.  We are planning others that will further increase that stability.  There has been no loss of containment resulting from the movement observed, and none is expected. Although this could have a material effect on our future operations, at this time, we cannot predict the prospective impact on our results of operations.
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
The South Pasture Extension. In November 2016, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service's biological opinion and the Corps' reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act (“CWA”), the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and violated the ESA by relying on the Service's biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service's biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

seeking relief including (i) declarations that the Corps' decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service's biological opinion violated applicable law and that the Corps' reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic's motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the defendants, filed answers to the amended complaint. On June 30, 2017, the plaintiffs filed a motion for summary judgment, arguing that the permit should not have been issued. On July 15, 2017, Mosaic filed a response in opposition to the plaintiffs' motion, and on July 28, 2017, Mosaic filed its own motion for summary judgment. On December 14, 2017, the Tampa District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the government defendants, and denied the plaintiffs’ motion to supplement the administrative record. On February 12, 2018, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit of the Tampa District Court decision. A mandatory mediation occurred on March 19, 2018, but no settlement was reached. Briefing by all parties was completed on July 13, 2018. Oral arguments are scheduled for May 22, 2019.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $1.1 billion. We estimate that our probable aggregate loss with respect to these claims is approximately $46.4 million, which amount is included in our accrued liabilities in our Condensed Consolidated Balance Sheet at March 31, 2019.
Approximately $757.0 million of the maximum potential loss relates to labor claims, such as in-house and third party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $37.0 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet at March 31, 2019. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to adversely change in the future, our maximum potential exposure could increase and additional accruals could be required.
Approximately $2.7 million of the above mentioned $37.0 million reserves relates to a purported class action filed by one of the unions claiming additional payment for occupational hazard due to the alleged exposure of workers at the Company’s potash mine at Rosário do Catete, Sergipe, to explosive gases that could be found during the mining process. The matter currently is before the Brazilian Labor Supreme Court.
The environmental and mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $164.1 million. We estimate that our probable aggregate loss regarding these claims is approximately $5.6 million, which has been accrued at March 31, 2019. The majority of the reserves involves a claim filed in 2012 by the State Public Prosecutor Office, alleging that the Company delayed construction of an effluent treatment plant, thereby subjecting it to a fine under the commitment agreement.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real estate disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $172.9 million. We estimate that the probable aggregate loss with respect to these matters is approximately $3.7 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $481.0 million, of which $233.0 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $301.0 million of the maximum potential liability relates to a Brazilian federal value-added tax, PIS and Coffins, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses; these reserves are immaterial in amount. If the status of similar tax cases involving unrelated taxpayers changes in the future, additional accruals could be required.
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
12. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of March 31, 2019 and December 31, 2018, the gross asset position of our derivative instruments was $14.6 million and $13.4 million, respectively, and the gross liability position of our liability instruments was $37.3 million and $89.4 million, respectively.

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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of March 31, 2019, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with our intent to have floating rate debt as a portion of our outstanding debt, in December 2016 and the first quarter of 2017, we entered into four and five, respectively, fixed-to-floating interest rate swap agreements, with a total notional amount of $310.0 million and $275.0 million, respectively, related to our Senior Notes due 2023.
As of March 31, 2019 and December 31, 2018, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2019	December 31, 2018
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,626.6	2,091.7
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	50.7	52.2
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2019 and December 31, 2018, was $14.9 million and $37.9 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019, we would have been required to post an additional $13.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2019 and December 31, 2018, the gross asset position of our foreign currency derivative instruments was $13.1 million and the gross liability position of our foreign currency derivative instruments was $24.5 million and $62.2 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2019 and December 31, 2018, the gross asset position of our commodity derivative instruments was $1.4 million and $0.3 million, respectively, and the gross liability position of our commodity instruments was $10.8 million and $17.7 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of March 31, 2019 and December 31, 2018, the gross asset position of our interest rate swap instruments was $0.1 million and zero, respectively, and the gross liability position of our interest rate swap instruments was $2.0 million and $9.5 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$384.6	$384.6	$847.7	$847.7
Accounts Receivables	792.0	792.0	838.5	838.5
Accounts payable	781.6	781.6	780.9	780.9
Structured accounts payable arrangements	466.9	466.9	572.8	572.8
Short-term debt (a)	167.5	167.5	11.5	11.5
Long-term debt, including current portion	4,573.8	4,724.0	4,517.5	4,554.6
(a) Includes approximately $38.0 million related to a collateralized subsidy payment by the Government of India which was repaid in April 2019.
For cash and cash equivalents, accounts receivables, accounts payable, structured accounts payable arrangements, and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2019 and December 31, 2018, the net amount due (to) from our non-consolidated companies totaled $(182.9) million and $95.2 million, respectively. These amounts include a long-term indemnification asset of $30.3 million from Vale S.A. for reimbursement of pension plan obligations.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended
	March 31,
	2019	2018
Transactions with non-consolidated companies included in net sales	$262.5	$114.1
Transactions with non-consolidated companies included in cost of goods sold	251.0	203.7
As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $2.7 million and $1.0 million is included in revenue for the three months ended March 31, 2019 and March 31, 2018, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At March 31, 2019 and December 31, 2018, $81.1 million and $75.3 million in bridge loans, respectively, which are eliminated in consolidation, were outstanding, relating to the cancelled second barge and the remaining tug. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2018, and no additional charges were recorded in 2018 or 2019.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
15. Business Segments
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For a description of our business segments, see Note 1 to the Condensed Consolidated Financial Statements. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the quarter ended March 31, 2018, have been recast to reflect this change.
Segment information for the three months ended March 31, 2019 and 2018 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended March 31, 2019
Net sales to external customers	$598.1	$497.3	$698.0	$106.3	$1,899.7
Intersegment net sales	207.9	6.2	—	(214.1)	—
Net sales	806.0	503.5	698.0	(107.8)	1,899.7
Gross margin	54.8	185.4	52.4	16.9	309.5
Canadian resource taxes	—	46.9	—	—	46.9
Gross margin (excluding Canadian resource taxes)	54.8	232.3	52.4	16.9	356.4
Operating earnings (loss)	43.5	175.8	27.3	(44.5)	202.1
Capital expenditures	120.4	140.4	51.8	1.3	313.9
Depreciation, depletion and amortization expense	103.5	78.3	31.5	4.8	218.1
Three months ended March 31, 2018
Net sales to external customers	$764.2	$401.5	$665.3	$102.7	$1,933.7
Intersegment net sales	101.7	2.2	—	(103.9)	—
Net sales	865.9	403.7	665.3	(1.2)	1,933.7
Gross margin	96.5	102.4	59.2	(16.0)	242.1
Canadian resource taxes	—	26.3	—	—	26.3
Gross margin (excluding Canadian resource taxes)	96.5	128.7	59.2	(16.0)	268.4
Operating earnings (loss)	77.8	91.6	12.8	(101.5)	80.7
Capital expenditures	100.2	103.8	17.9	1.4	223.3
Depreciation, depletion and amortization expense	99.3	75.6	37.2	5.4	217.5
Total Assets
As of March 31, 2019	$8,424.4	$7,439.0	$4,070.4	$511.5	$20,445.3
As of December 31, 2018	7,877.3	7,763.1	3,952.4	526.4	20,119.2
______________________________

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three months ended March 31, 2019, distribution operations in India and China had revenue of $93.2 million and gross margin of $9.0 million. For the three months ended March 31, 2018, distribution operations in India and China had revenue of $89.4 million and gross margin of $10.1 million.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Net sales(a):
Brazil	$678.0	$688.6
Canpotex(b)	257.6	110.6
Canada	136.1	126.1
China	65.1	62.9
Australia	56.0	83.9
Mexico	44.4	59.0
India	27.8	32.3
Argentina	25.8	6.8
Paraguay	21.4	14.5
Peru	20.1	11.5
Columbia	16.5	26.4
Chile	10.9	15.7
Dominican Republic	7.5	2.5
Thailand	5.1	8.0
Other	17.5	53.9
Total international countries	1,389.8	1,302.7
United States	509.9	631.0
Consolidated	$1,899.7	$1,933.7
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	Canpotex is the export association of the Saskatchewan potash producers.
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Sales by product type:
Phosphate Crop Nutrients	$524.6	$636.9
Potash Crop Nutrients	572.1	463.3
Crop Nutrient Blends	293.4	268.4
Specialty Products(a)	319.5	374.5
Phosphate Rock	7.0	21.8
Other(b)	183.1	168.8
	$1,899.7	$1,933.7
____________________________

(a)	Includes sales of MicroEssentials®, K-Mag, Aspire and animal feed ingredients.

(b)	Includes sales of industrial potash, nitrogen and other products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2018 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by "NM".
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,		2019-2018
(in millions, except per share data)	2019	2018	Change	Percent
Net sales	$1,899.7	$1,933.7	$(34.0)	(2)%
Cost of goods sold	1,590.2	1,691.6	(101.4)	(6)%
Gross margin	309.5	242.1	67.4	28%
Gross margin percentage	16%	13%
Selling, general and administrative expenses	93.5	93.6	(0.1)	0%
Other operating expense	13.9	67.8	(53.9)	(79)%
Operating earnings	202.1	80.7	121.4	150%
Interest expense, net	(47.0)	(49.4)	2.4	(5)%
Foreign currency transaction gain (loss)	22.6	(32.2)	54.8	NM
Other expense	(1.1)	(5.6)	4.5	(80)%
Earnings (loss) from consolidated companies before income taxes	176.6	(6.5)	183.1	NM
Provision for (benefit from) income taxes	46.6	(49.9)	96.5	NM
Earnings from consolidated companies	130.0	43.4	86.6	200%
Equity in net loss of nonconsolidated companies	(0.1)	(3.3)	3.2	(97)%
Net earnings including noncontrolling interests	129.9	40.1	89.8	NM
Less: Net loss attributable to noncontrolling interests	(0.9)	(2.2)	1.3	(59)%
Net earnings attributable to Mosaic	$130.8	$42.3	$88.5	NM
Diluted net earnings per share attributable to Mosaic	$0.34	$0.11	$0.23	NM
Diluted weighted average number of shares outstanding	387.4	384.1
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

Overview of Consolidated Results for the three months ended March 31, 2019 and 2018
Net earnings attributable to Mosaic for the three months ended March 31, 2019 were $130.8 million, or $0.34 per diluted share, compared to net earnings of $42.3 million, or $0.11 per diluted share, for the prior year period. The current period net earnings were positively impacted by $42 million, or $0.09 per diluted share, related to the following notable items:
•Foreign currency transaction gains of $23 million, or $0.05 per diluted share
•Unrealized gains on derivatives of $25 million, or $0.05 per diluted share
•Other operating income of $11 million, or $0.03 per diluted share, related to the fair value adjustment for the estimated earn-out obligation to Vale, partially offset by other operating expenses of $8 million, or $(0.02) per diluted share, related to the Acquisition
•Expenses of $9 million, or $(0.02) per diluted share related to the Gypstack at our Uncle Sam facility in Louisiana
During the three months ended March 31, 2018, our results included:
• A discrete income tax benefit of $48 million, or $0.13 per diluted share, primarily related to the U.S. Tax Cuts and Jobs Act (“The Act”)
•Expenses of $20 million related to a refinement of our weighted average inventory costing, or $(0.04) per diluted share
•Expenses of $46 million related to the Acquisition, or $(0.09) per diluted share
•Foreign currency transaction losses of $32 million, or $(0.06) per diluted share
•Unrealized losses on derivatives of $12 million, or $(0.02) per diluted share
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results for the three months ended March 31, 2019 were favorably impacted by increased average selling prices across our business units compared to the prior year period. Potash average selling prices continue to trend upward due to improved market sentiment. This was driven by stronger global demand for potash and tight supply, due to a delay in competitors' new capacity ramping up. Operating results were also favorably impacted by higher potash sales volumes in the current year period compared to the same period in the prior year. Export sales volumes in the prior year period were unfavorably impacted by Canpotex's adoption of the revenue standard, which resulted in the deferral of recognized sales volumes. In the current year, domestic sales volumes declined as a result of adverse weather conditions in North America, which resulted in a late spring season along with a full product pipeline.
Operating results were unfavorably impacted in our Phosphates segment by a decrease in sales volumes and an increase in raw material costs, primarily sulfur, compared to the prior year period. The decrease in sales volumes was due to softer North America market conditions as a result of the adverse weather conditions. These conditions caused a delay in the spring planting season along with a full product pipeline. Sulfur costs were impacted by a tightening of global supply and demand. Phosphate finished product selling prices in the current year period increased compared to the same period in the prior year due to an increase in global demand, as well as a reduction in global product availability. The supply decrease was due to both the temporary idling of our Plant City, Florida phosphates manufacturing facility and a delay in competitors’ new capacity coming online during 2018.  However, due to the limited fall application season in North America and increased import activity, phosphate prices began to soften in the fourth quarter of 2018.  Prices have continued to decrease through the current quarter compared to the fourth quarter of 2018 due to the above delays in the North American spring season.
For the three months ended March 31, 2019, operating results were also favorably impacted in our Mosaic Fertilizantes segment by an increase in average selling prices in the current year compared to the prior year period. This increase was driven by international pricing trends and a favorable mix of products sold. This increase was partially offset by an increase in product costs during the current year period.

Other Highlights
•In the current quarter, we temporarily idled our Araxá phosphate mine in Brazil to address new legislation which has introduced rules regarding tailing dam safety, construction, environmental licenses and operations. Subsequent to the quarter-end, we temporarily idled our Tapira and Catalão phosphate mines in Brazil as we evaluate the impact of the rules on tailings dams at these locations as well. We continue to work with independent engineers and regulators, and expect to obtain dam safety certificates and return to full operations at all three of these mines within six months. The Catalão mine is expected to be at full operating rates by the end of the second quarter, while the Tapira and Araxa mines are expected to be at full operating rates by the end of the third quarter. While the mining is suspended at these locations, we expect to continue to process available rock inventory to maintain finished product sales. We will supplement requirements with imported rock from our mine in Peru and ship finished phosphates from our Florida operations to meet our Brazilian customers’ needs. The higher delivered cost of phosphate rock, combined with idle mine and chemical plant costs, are expected to increase expenses by up to $100 million in 2019.
•In March 2019, we announced we would reduce our phosphate production by 300,000 tons for the spring season due to the continued weather concerns in North America.
Subsequent to quarter-end, we purchased a very large distribution facility called Pine Bend, near the northern end of the Mississippi River in Minnesota for $55 million. The facility significantly improves our ability to serve Midwestern customers in the U.S., allows us to capture time-place premiums, and reduces our logistics risk.
Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent
Net sales:
North America	$398.2	$463.5	$(65.3)	(14)%
International	407.8	402.4	5.4	1%
Total	806.0	865.9	(59.9)	(7)%
Cost of goods sold	751.2	769.4	(18.2)	(2)%
Gross margin	$54.8	$96.5	$(41.7)	(43)%
Gross margin as a percentage of net sales	7%	11%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,141	1,295	(154)	(12)%
Specialty(b)	649	650	(1)	0%
Total finished product tonnes	1,790	1,945	(155)	(8)%
Rock	192	360	(168)	(47)%
Total Phosphates Segment Tonnes(a)	1,982	2,305	(323)	(14)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$442	$431	$11	3%
Average rock selling price (destination)(a)	$74	$79	$(5)	(6)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$352	$344	$8	2%
Sulfur (long ton)	$153	$128	$25	20%
Blended rock (metric tonne)	$61	$55	$6	11%
Production volume (in thousands of metric tonnes) - North America	1,992	2,045	(53)	(3)%
______________________________
(a) Includes intersegment sales volumes.

(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended March 31, 2019 and 2018
The Phosphates segment’s net sales were $806.0 million for the three months ended March 31, 2019, compared to $865.9 million for the three months ended March 31, 2018. The decrease in net sales was due to lower sales volumes, which unfavorably impacted net sales by approximately $70 million, partially offset by higher selling prices in the current year period, which favorably impacted net sales by approximately $10 million.
Our average finished product selling price was $442 per tonne for the three months ended March 31, 2019, an increase of 3% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 8% for the three months ended March 31, 2019, compared to the same period in the prior year, due to the factor discussed in the Overview.
Gross margin for the Phosphates segment decreased to $54.8 million for the three months ended March 31, 2019, from $96.5 million for the three months ended March 31, 2018. The decrease in gross margin in the current year period was due to the impact of lower sales volumes, of approximately $10 million, and the impact of higher raw material costs of approximately $30 million, which are discussed further below. This was partially offset by the favorable impact of higher finished product prices of approximately $10 million. In addition, gross margin for the current year was negatively impacted by higher costs of approximately $20 million. These higher costs, primarily related to the Gypstack at our Uncle Sam facility in Louisiana of $9 million, and the South Pasture mine idle costs. The prior year period also included an unfavorable impact of approximately $15 million related to a refinement of our weighted average inventory costing.
The average consumed price for ammonia for our North American operations increased to $352 per tonne for the three months ended March 31, 2019, from $344 in the same period a year ago. We purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations increased to $153 per long ton for the three months ended March 31, 2019, from $128 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock increased to $61 per tonne for the three months ended March 31, 2019, compared to $55 per tonne for the three months ended March 31, 2018. Our rock costs increased due to lower production in the current year, as discussed below, impacting the mix of rock being used. Also, the prior period rock costs benefitted from a lower cost of Miski Mayo rock compared to the current year period.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased slightly to 1.99 million tonnes for the three months ended March 31, 2019, from 2.05 million tonnes in the prior year period. For the three months ended March 31, 2019, our operating rate for processed phosphate production decreased to 82%, compared to 84% in the same period of the prior year.
For the three months ended March 31, 2019, our North American phosphate rock production decreased to 2.8 million tonnes from 4.1 million tonnes for the same period of the prior year, primarily due to the idling of our South Pasture, Florida mine in August of 2018, and operational challenges as we transitioned into new mining areas in the current year.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent
Net sales:
North America	$235.2	$280.2	$(45.0)	(16)%
International	268.3	123.5	144.8	117%
Total	503.5	403.7	99.8	25%
Cost of goods sold	318.1	301.3	16.8	6%
Gross margin	$185.4	$102.4	$83.0	81%
Gross margin as a percentage of net sales	37%	25%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,729	1,551	178	11%
Specialty(b)	132	139	(7)	(5)%
Total Potash Segment Tonnes	1,861	1,690	171	10%
Realized prices ($/tonne)
Average finished product selling price (destination)	$271	$239	$32	13%
Production volume (in thousands of metric tonnes)	2,254	2,275	(21)	(1)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended March 31, 2019 and 2018
The Potash segment’s net sales increased to $503.5 million for the three months ended March 31, 2019, compared to $403.7 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $95 million, and higher sales volumes, which had a favorable impact on net sales of approximately $10 million.
Our average finished product selling price was $271 per tonne for the three months ended March 31, 2019, compared to $239 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products increased to 1.9 million tonnes for the three months ended March 31, 2019, compared to 1.7 million tonnes in the same period a year ago. In the current year period, our sales volumes to International locations increased, while we saw a decrease in North American sales volumes, due to the factors discussed in the Overview. In the prior year, our International sales volumes were negatively impacted by Canpotex's adoption of the revenue standard, which resulted in the deferral of sales volumes.
Gross margin for the Potash segment increased to $185.4 million for the three months ended March 31, 2019, from $102.4 million in the same period of the prior year. Gross margin was favorably impacted by approximately $95 million, due to the increase in average selling prices, and approximately $10 million, due to the increase in sales volumes. These favorable impacts were partially offset by approximately $20 million of higher resource taxes, as described below, and $10 million in higher plant spending from the startup of the Esterhazy K3 mineshafts. We also saw favorable foreign exchange impacts due to the strengthening of the U.S. Dollar against the Canadian Dollar compared to the prior year period.
We had expense of $46.9 million from Canadian resource taxes for the three months ended March 31, 2019, compared to $26.3 million in the same period a year ago. Royalty expense increased to $11.2 million for the three months ended March 31, 2019, compared to $8.3 million for the three months ended March 31, 2018. The fluctuations in Canadian resource taxes and royalty expense are a result of higher margins from increased average selling prices due to the factors discussed in the Overview. Canadian resource tax changes were passed, which became effective on April 1, 2019. While these changes did not impact our expense for the three months ended, March 31, 2019, we anticipate they will result in additional resource tax expense of approximately $35 million for the remainder of 2019.
We incurred $36.3 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended March 31, 2019, compared to $39.2 million for the three months ended March 31, 2018. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. Once completed, we expect this to provide us the opportunity to reduce or eliminate future brine inflow management costs and risks.
Our operating rate for potash production was 86% for the current year period, comparable to 87% in the prior year period, primarily due lower production volumes.
Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent
Net Sales	$698.0	$665.3	$32.7	5%
Cost of goods sold	645.6	606.1	39.5	7%
Gross margin	$52.4	$59.2	$(6.8)	(11)%
Gross margin as a percent of net sales	8%	9%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	412	427	(15)	(4)%
Potash produced in Brazil	72	99	(27)	(27)%
Purchased nutrients	1,044	1,058	(14)	(1)%
Total Mosaic Fertilizantes Segment Tonnes	1,528	1,584	(56)	(4)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$457	$420	$37	9%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	162	70	92	131%
MicroEssentials® from Mosaic	202	182	20	11%
Potash from Mosaic/Canpotex	452	389	63	16%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$410	$407	$3	1%
Sulfur (long ton)	$213	$204	$9	4%
Blended rock (metric tonne)	$102	$115	$(13)	(11)%
Production volume (in thousands of metric tonnes)	889	987	(98)	(10)%
______________________________

Three months ended March 31, 2019 and 2018
The Mosaic Fertilizantes segment’s net sales increased to $698.0 million for the three months ended March 31, 2019, from $665.3 million in the same period a year ago. The increase in net sales was due to higher selling prices in the current year period, which favorably impacted net sales by approximately $60 million, partially offset by lower sales volumes, which unfavorably impacted net sales by approximately $30 million.
Our average finished product selling price was $457 per tonne for the three months ended March 31, 2019, compared to $420 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased to 1.5 million tonnes for the three months ended March 31, 2019, compared to 1.6 million tonnes in the same period a year ago, as farmers delayed purchases in the current year. In the prior year period, better economics were driving farmers to purchase in advance.
Gross margin for the Mosaic Fertilizantes segment decreased to $52.4 million for the three months ended March 31, 2019, from $59.2 million in the same period of the prior year. The decrease in gross margin was due to the impact of lower sales volumes of approximately $20 million, and higher idle costs from the Araxa and Taquari facilities of approximately $10 million in the current year period. This was partially offset by the favorable impact of higher finished product prices of approximately $30 million. The prior year period also included a positive impact of approximately $30 million related to the purchase price adjustment for the fair market value of acquired inventory, primarily on rock. We expect our gross margin to be negatively impacted by increased rock costs and production costs for the remainder of 2019 due to the temporary idling of three of our mines in Brazil, as discussed in the Overview.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 10% to 0.9 million tonnes for the three months ended March 31, 2019, from 1.0 million tonnes in the prior year period. This decrease was primarily due to unplanned down time at our Taquari potash mine. For the three months ended March 31, 2019, our operating rate decreased to 72%, compared to 81% in the same period of the prior year.
For the three months ended March 31, 2019, our Brazilian phosphate rock production decreased to 0.8 million tonnes from 0.9 million tonnes for the same period of the prior year, due to lower production across the mines.  We expect our production of phosphate rock to be lower in the second and third quarters of 2019, due to the temporary idling of three of our mines, as discussed in the Overview.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 15 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the quarter ended March 31, 2018, have been recast to reflect this change.
For the three months ended March 31, 2019, gross margin for Corporate, Eliminations and Other was a gain of $16.9 million, compared to a loss of $16.0 million for the same period in the prior year. The change was driven by a net unrealized gain of $24.9 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $12.2 million in the prior year period. This was partially offset by a higher elimination of profit on intersegment sales in the current year period by approximately $3.5 million. Distribution operations in India and China had revenue of $93.2 million and gross margin of $9.0 million in the current year period, compared to revenue of $89.4 million and gross margin of $10.1 million in the prior year period.

Other Income Statement Items

	Three months ended
	March 31,		2019-2018
(in millions)	2019	2018	Change	Percent
Selling, general and administrative expenses	$93.5	$93.6	$(0.1)	0%
Other operating expense	13.9	67.8	(53.9)	(79)%
Interest expense	(54.9)	(58.5)	3.6	(6)%
Interest income	7.9	9.1	(1.2)	(13)%
Interest expense, net	(47.0)	(49.4)	2.4	(5)%
Foreign currency transaction gain (loss)	22.6	(32.2)	54.8	NM
Other expense	(1.1)	(5.6)	4.5	(80)%
Provision for (benefit from) income taxes	46.6	(49.9)	96.5	NM
Equity in net loss of nonconsolidated companies	(0.1)	(3.3)	3.2	(97)%
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $93.5 million for the three months ended March 31, 2019, were comparable to the same period of prior year.
Other Operating Expense
For the three months ended March 31, 2019, we had other operating expenses of $13.9 million, compared to expenses of $67.8 million for the same period in the prior year. The three months ended March 31, 2019 include approximately $5 million of integration costs related to the Acquisition and approximately $3 million of costs to capture future synergies associated with the Acquired Business, compared to $26 million of fees and integration costs and $16 million of costs incurred to capture synergies in the same period of the prior year. The current year period also includes $11 million of income generated by the fair value adjustment for the estimated future earn-out obligations related to the Acquisition, partially offset by approximately $6 million of fixed asset write-offs.
Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction gains of $22.6 million for the three months ended March 31, 2019, compared to foreign currency transaction losses of $32.2 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the gain was primarily the result of the effect of weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
For the three months ended March 31, 2018, the loss was primarily the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. denominated intercompany loans and strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

March 31, 2019	26.4%	$46.6
March 31, 2018	767.7%	(49.9)
Income tax expense was $46.6 million, and the effective tax rate was 26.4% for the three months ended March 31, 2019.
For the three months ended March 31, 2019, tax expense specific to the period was a benefit of approximately $0.4 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions, rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2019, income tax expense was impacted by this set of rules, resulting in an additional benefit of $0.3 million compared to what would have been recorded under the general rule on a consolidated basis.
For the three months ended March 31, 2018, tax expense specific to the period was a benefit of approximately $48.0 million. This consisted primarily of a partial release of $57.0 million of valuation allowance as a result of revisions to provisional estimates related to The Act. This was partially offset by a share-based excess cost of $1.6 million, a change in AMT refunds of $2.0 million, and changes in estimates related to prior years of $3.8 million.
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
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $0.4 billion, plus marketable securities held in trust to fund future obligations of $0.7 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $10.8 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2019, we invested $313.9 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At March 31, 2019, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of March 31, 2019.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2019. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the three months ended March 31, 2019 and 2018:

(in millions)	Three months ended
	March 31,		2019-2018
Cash Flow	2019	2018	Change	Percent
Net cash used in operating activities	$(175.5)	$(71.0)	$(104.5)	147%
Net cash used in investing activities	(328.9)	(1,220.4)	891.5	(73)%
Net cash provided by (used in) financing activities	22.3	(213.3)	235.6	NM
Operating Activities
During the three months ended March 31, 2019, net cash used in operating activities was $175.5 million, compared to $71.0 million for the three months ended March 31, 2018. Our results of operations, after non-cash adjustments to net earnings, contributed $345.0 million to cash flows from operating activities during the three months ended March 31, 2019, compared to a contribution of $218.3 million as computed on the same basis for the prior year period. During the three months ended March 31, 2019, we had an unfavorable working capital change of $520.5 million, compared to an unfavorable change of $289.3 million during the three months ended March 31, 2018.
The change in working capital for the three months ended March 31, 2019, was primarily driven by an increase in inventories of $304.5 million and a decrease in accounts payable and accrued liabilities of $186.7 million. The increase in inventories was primarily due to building inventory volumes. We had lower sales volumes in the current period, primarily due to the adverse weather conditions causing a delayed spring season in North America and higher pipeline inventories, as discussed in the Overview. Accounts payable and accrued expenses decreased due to the timing of tax payments and the payment of employee short-term incentives in the three months ended March 31, 2019. Accrued expenses also decreased due to lower customer prepayments in Brazil in the current year period.
The change in working capital for the three months ended March 31, 2018, was primarily driven by an increase in inventories of $147.6 million, an increase in other assets of $137.5 million and a decrease in accounts payable and accrued liabilities of $74.9 million, partially offset by a decrease in accounts receivable of $62.5 million. The increase in inventories was primarily due to higher raw material costs and building inventory volumes for the upcoming spring season at March 31, 2018, compared to December 31, 2017, which was worsened by the delayed spring season in North America in 2018. The increase in other assets was primarily related to tax receivables and a change in the revenue recognition policy of Canpotex. The decrease in accounts payable and accrued liabilities was related to the timing of payments for customer rebate programs and employee incentives which are paid in the first quarter of the year, and lower ammonia and plant operating purchases. The change in accounts receivable was due to the timing of sales, as we had lower sales volumes in March 2018 compared to December 2017.
Investing Activities
Net cash used in investing activities was $328.9 million for the three months ended March 31, 2019, compared to $1.2 billion for the same period a year ago. We had capital expenditures of $313.9 million for the three months ended March 31, 2019, compared to $223.3 million in the prior year period. The increase was due to the acceleration of the K3 mineshafts at our Esterhazy Potash mine and increased expenditures as we have a larger asset base in Brazil related to the Acquired Business. In the prior year, we also completed the Acquisition for approximately $1.0 billion.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2019, was $22.3 million, compared to net cash used in financing activities of $213.3 million for the same period in the prior year. For the three months ended March 31, 2019, we had net proceeds from borrowings on short-term debt of $152.3 million, compared to $65.3 million in the prior year. These borrowings were used to fund incremental seasonal working capital needs in our international locations.

We made net payments on structured accounts payable of $110.2 million, compared to $61.9 million in the prior year period. We also paid $9.6 million of dividends in both periods
In the prior year period, we also made net payments on long-term debt of $206.9 million, including a prepayment of $200 million on our term loan.
Debt Instruments, Guarantees and Related Covenants
See Notes 11 and17 to the Consolidated Financial Statements in our 10-K Report.
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

•
because of political and economic instability in Brazil or changes in government policy in Brazil, our operations could be disrupted, as higher costs of doing business could result, including those associated with implementation of new freight tables and new mining legislation;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;

•	shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, including tariffs, particularly around Chinese trade policies, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

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

•
the costs and effects of legal and administrative proceedings and regulatory matters affecting us, including environmental, tax or administrative proceedings, complaints that our operations are adversely impacting nearby farms, businesses, other property uses or properties, settlements thereof and actions taken by courts with respect to approvals of settlements, costs related to defending and resolving global audit, appellate or other court-related activity other developments in legal proceedings and regulatory matters;

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

•	brine inflows at our Esterhazy, Saskatchewan potash mines as well as potential inflows at our other shaft mines;

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
Foreign Currency Exchange Contracts
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in our earnings and cash flows. Our primary foreign currency exposures are the Canadian dollar and Brazilian real. To reduce economic risk and volatility on expected cash flows that are denominated in the Canadian dollar and Brazilian real, we use financial instruments that may include forward contracts, zero-cost collars and/or futures. Mosaic hedges cash flows on a declining basis, up to 18 months for the Canadian dollar and up to 12 months for the Brazilian real. We may enter into hedges up to 36 months for expected Canadian dollar capital expenditures related to our Esterhazy K3 expansion program. Due to the Acquisition, Mosaic’s exposure to the Brazilian real has increased and, as a result, the amount of foreign derivatives that we have entered into related to the Brazilian real has increased.
As of March 31, 2019, and December 31, 2018, the fair value of our major foreign currency exchange contracts was ($11.2) million and $(49.1) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2019					As of December 31, 2018
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Year ending December 31,
	2019	2020	2021	2022		2019	2020	2021
Foreign Currency Exchange Forwards
Canadian Dollar					$(16.6)				$(40.7)
Notional (million US$) - long Canadian dollars	$505.0	$259.7	$138.2	$19.1		$651.3	$170.1	$138.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3029	1.3000	1.3025	1.3070		1.2989	1.2877	1.3025

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$8.3				$(2.5)
Notional (million US$) - short Brazilian real	$270.5	$—	$—	$—		$535.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.7753	—	—	—		3.8385	—	—
Notional (million US$) - long Brazilian real	$201.4	$48.7	$—	$—		$459.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.9647	3.9004	—	—		3.8333	—	—
Indian Rupee					$(2.9)				$(5.9)
Notional (million US$) - short Indian rupee	$152.9	$—	$—	$—		$137.9	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	71.0120	—	—	—		73.0517	—	—
Total Fair Value					$(11.2)				$(49.1)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2019, and December 31, 2018, the fair value of our natural gas commodities contracts was $(9.4) million and $(17.0) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2019					As of December 31, 2018
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2019	2020	2021	2022	Fair Value	2019	2020	2021	2022	Fair Value
Natural Gas Swaps					$(9.4)					$(17.0)
Notional (million MMBtu) - long	15.5	17.8	13.8	3.7		20.4	15.8	13.2	2.9
Weighted Average Rate (US$/MMBtu)	$2.17	$1.82	$1.74	$1.49		$2.22	$1.92	$1.73	$1.47
Total Fair Value					$(9.4)					$(17.0)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of March 31, 2019, and December 31, 2018, the fair value of our interest rate contracts was $(1.9) million and $(9.5) million, respectively. Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2019.

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
We are also subject to the following legal and environmental proceedings in addition to those described in Note 12 of our Condensed Consolidated Financial Statements in this report:

Waters of the United States.  In June 2015, EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a final rule that proposed to clarify, but may actually expand, the scope of waters regulated under the federal Clean Water Act.  The final rule (the “2015 Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits.  In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule nationwide pending adjudication of substantive challenges to the rule. In early 2017, the U.S. President issued an Executive Order directing EPA and the Corps to publish a proposed rule rescinding or revising the new rule. In June 2017, EPA and the Corps issued a proposed rule that would rescind the 2015 Clean Water Rule and re-codify regulatory text that existed prior to enactment of the 2015 Clean Water Rule.  In November 2017, EPA issued a rule notice proposing to extend the applicability date of the 2015 Clean Water Rule for two years from the date of final action on the proposed rule, to provide continuity and regulatory certainty while agencies proceed to consider potential changes to the 2015 Clean Water Rule.

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

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “10-K Report”). In addition to these risk factors, we include the following update related to the tailing dams in Brazil:
We use tailings, sediment and water dams to manage residual materials generated by our Brazilian mining operations. If our operational, environmental or safety procedures are not effective, an accident involving these impoundments could result in damage to property or the environment, the inability to operate our facilities, or serious injuries or death, any of which could materially adversely affect our results of operations in Brazil.
Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate clay residuals from mining in Brazil are deposited in large tailing dams. They are regularly monitored to evaluate structural stability and for leaks. The failure of tailings dams and other impoundments at any of our Brazilian mining operations could cause severe property and environmental damage and loss of life. As a result, we apply significant operational and financial resources and both internal and external technical resources towards operating those facilities safely.
We own and maintain 11 tailings dams in Brazil. In response to an unaffiliated dam collapse in Brazil, we arranged for an independent third-party assessment of all our Brazilian dams, which we expect to be completed during the second quarter of 2019. Recently, Brazil’s National Mining Agency implemented new regulatory standards. As a result of these inspections and the new regulatory standards, we have temporarily idled operations at four tailings dams and the three related mines at Araxá, Tapira and Catalão. In addition, we continue to augment our existing practices in an effort to reduce the risk of catastrophic failure and expect to bring all our tailings dams to be in compliance with Brazilian safety requirements. As part of our remediation efforts, and in the ordinary course of business, we plan to build and license new dams in Brazil.
Legislation at both Brazilian federal and state levels has introduced new rules regarding tailings dam safety, construction, licensing and operations. We cannot predict the full impact of these legislative or potentially related judicial actions, or future actions, or whether or how it would affect our Brazilian operations or customers.
Any accident involving our Brazilian tailings or other dams, or any shut down or idling of our related mines, could have a material adverse effect on our results of operations.
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
We made no share repurchases during the three months ended March 31, 2019.
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

May 7, 2019