Form 10-Q
period 2019-06-30
MOSAIC CO
filed 2019-08-06
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 385,867,417 shares of Common Stock as of August 2, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$2,176.9	$2,205.0	$4,076.6	$4,138.7
Cost of goods sold	1,949.7	1,910.4	3,539.9	3,602.0
Gross margin	227.2	294.6	536.7	536.7
Selling, general and administrative expenses	78.1	79.3	171.6	172.9
Plant City closure costs	369.4	—	369.4	—
Other operating expense	21.6	19.0	35.5	86.8
Operating (loss) earnings	(241.9)	196.3	(39.8)	277.0
Interest expense, net	(46.0)	(45.1)	(93.0)	(94.5)
Foreign currency transaction gain (loss)	20.8	(78.7)	43.4	(110.9)
Other expense	(3.7)	(2.4)	(4.8)	(8.0)
(Loss) earnings from consolidated companies before income taxes	(270.8)	70.1	(94.2)	63.6
(Benefit from) provision for income taxes	(51.7)	3.7	(5.1)	(46.2)
(Loss) earnings from consolidated companies	(219.1)	66.4	(89.1)	109.8
Equity in net (loss) earnings of nonconsolidated companies	(11.2)	1.7	(11.3)	(1.6)
Net (loss) earnings including noncontrolling interests	(230.3)	68.1	(100.4)	108.2
Less: Net gain (loss) attributable to noncontrolling interests	2.8	0.2	1.9	(2.0)
Net (loss) earnings attributable to Mosaic	$(233.1)	$67.9	$(102.3)	$110.2
Basic net (loss) earnings per share attributable to Mosaic	$(0.60)	$0.18	$(0.27)	$0.29
Basic weighted average number of shares outstanding	385.8	385.4	385.7	384.0
Diluted net (loss) earnings per share attributable to Mosaic	$(0.60)	$0.18	$(0.27)	$0.29
Diluted weighted average number of shares outstanding	385.8	387.2	385.7	385.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) earnings including noncontrolling interest	$(230.3)	$68.1	$(100.4)	$108.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	107.2	(328.8)	159.0	(468.1)
Net actuarial (loss) gain and prior service cost, net of tax	(1.3)	1.9	(2.3)	4.0
Amortization of gain on interest rate swap, net of tax	0.5	0.7	1.1	1.1
Net gain (loss) on marketable securities held in trust fund, net of tax	11.7	(1.3)	21.7	(5.2)
Other comprehensive income (loss)	118.1	(327.5)	179.5	(468.2)
Comprehensive (loss) income	(112.2)	(259.4)	79.1	(360.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	3.2	(5.7)	2.2	(8.6)
Comprehensive (loss) income attributable to Mosaic	$(115.4)	$(253.7)	$76.9	$(351.4)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$401.9	$847.7
Receivables, net	711.7	838.5
Inventories	2,713.9	2,270.2
Other current assets	401.3	280.6
Total current assets	4,228.8	4,237.0
Property, plant and equipment, net of accumulated depreciation of $7,372.4 million and $6,934.5 million, respectively	11,982.9	11,746.5
Investments in nonconsolidated companies	812.4	826.6
Goodwill	1,745.2	1,707.5
Deferred income taxes	389.1	343.8
Other assets	1,485.5	1,257.8
Total assets	$20,643.9	$20,119.2
Liabilities and Equity
Current liabilities:
Short-term debt	$94.4	$11.5
Current maturities of long-term debt	42.9	26.0
Structured accounts payable arrangements	429.1	572.8
Accounts payable	808.6	780.9
Accrued liabilities	1,151.9	1,092.5
Total current liabilities	2,526.9	2,483.7
Long-term debt, less current maturities	4,542.2	4,491.5
Deferred income taxes	1,146.8	1,080.6
Other noncurrent liabilities	1,745.7	1,458.7
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,639,692 shares issued and 385,867,417 shares outstanding as of June 30, 2019, 389,242,360 shares issued and 385,470,085 shares outstanding as of December 31, 2018	3.8	3.8
Capital in excess of par value	1,002.9	985.9
Retained earnings	10,944.2	11,064.7
Accumulated other comprehensive loss	(1,477.9)	(1,657.1)
Total Mosaic stockholders' equity	10,473.0	10,397.3
Noncontrolling interests	209.3	207.4
Total equity	10,682.3	10,604.7
Total liabilities and equity	$20,643.9	$20,119.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$(100.4)	$108.2
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	438.8	434.3
Amortization of acquired inventory	(5.3)	(45.9)
Deferred and other income taxes	(29.6)	(95.6)
Equity in net loss of nonconsolidated companies, net of dividends	14.8	1.6
Accretion expense for asset retirement obligations	28.7	24.5
Share-based compensation expense	22.1	22.7
Unrealized loss (gain) on derivatives	(45.3)	26.3
Plant City closure costs	369.4	—
Loss on sale of fixed assets	10.3	—
Other	1.2	7.0
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	167.9	132.2
Inventories	(413.6)	(369.6)
Other current and noncurrent assets	(66.7)	(50.9)
Accounts payable and accrued liabilities	(32.2)	517.1
Other noncurrent liabilities	(28.3)	24.1
Net cash provided by operating activities	331.8	736.0
Cash Flows from Investing Activities:
Capital expenditures	(608.8)	(424.4)
Purchases of available-for-sale securities - restricted	(234.2)	(257.6)
Proceeds from sale of available-for-sale securities - restricted	221.8	249.4
Investments in consolidated affiliate	—	(3.6)
Acquisition, net of cash acquired	—	(985.3)
Purchase of assets	(55.1)	—
Purchases of held-to-maturity securities	(13.0)	—
Proceeds from sale of held-to-maturity securities	2.3	—
Other	(0.6)	4.4
Net cash used in investing activities	(687.6)	(1,417.1)
Cash Flows from Financing Activities:
Payments of short-term debt	(322.7)	(88.9)
Proceeds from issuance of short-term debt	404.5	107.2
Payments of structured accounts payable arrangements	(598.1)	(438.2)
Proceeds from structured accounts payable arrangements	445.4	331.0
Payments of long-term debt	(21.4)	(313.9)
Proceeds from issuance of long-term debt	—	39.2
Cash dividends paid	(28.9)	(19.2)
Other	(0.3)	(0.4)
Net cash used in financing activities	(121.5)	(383.2)
Effect of exchange rate changes on cash	24.3	(51.6)
Net change in cash, cash equivalents and restricted cash	(453.0)	(1,115.9)
Cash, cash equivalents and restricted cash - December 31	871.0	2,194.4
Cash, cash equivalents and restricted cash - June 30	$418.0	$1,078.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2019	June 30, 2018

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$401.9	$1,035.3
Restricted cash in other current assets	9.0	8.5
Restricted cash in other assets	7.1	34.7
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$418.0	$1,078.5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $13.3 and $11.0 for the six months ended June 30, 2019 and 2018, respectively)	$102.6	$88.8
Income taxes (net of refunds)	103.4	26.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss)
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of March 31, 2018	385.4	$3.8	$977.2	$10,675.6	$(1,201.6)	$224.7	$10,679.7
Total comprehensive income (loss)	—	—	—	67.9	(321.6)	(5.7)	(259.4)
Vesting of restricted stock units	—	—	(0.4)	—	—	—	(0.4)
Stock based compensation	—	—	4.9	—	—	—	4.9
Dividends ($0.0025 per share)	—	—	—	(9.4)	—	—	(9.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Equity from noncontrolling interests	—	—	—	—	—	0.5	0.5
Balance as of June 30, 2018	385.4	$3.8	$981.7	$10,734.1	$(1,523.2)	$219.3	$10,415.7

Balance as of December 31, 2017	351.0	$3.5	$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	110.2	(461.6)	(8.6)	(360.0)
Vesting of restricted stock units	0.2	—	(3.1)	—	—	—	(3.1)
Stock based compensation	—	—	20.6	—	—	—	20.6
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.025 per share)	—	—	—	(9.9)	—	—	(9.9)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Equity from noncontrolling interests	—	—	—	—	—	206.7	206.7
Balance as of June 30, 2018	385.4	$3.8	$981.7	$10,734.1	$(1,523.2)	$219.3	$10,415.7

Balance as of March 31, 2019	385.8	$3.8	$996.2	$11,196.8	$(1,595.6)	$206.3	$10,807.5
Total comprehensive income (loss)	—	—	—	(233.1)	117.7	3.2	(112.2)
Vesting of restricted stock units	0.1	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	6.8	—	—	—	6.8
Dividends ($0.05 per share)	—	—	—	(19.5)	—	—	(19.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2019	385.9	$3.8	$1,002.9	$10,944.2	$(1,477.9)	$209.3	$10,682.3

Balance as of December 31, 2018	385.5	3.8	985.9	11,064.7	(1,657.1)	207.4	10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—	—	(102.3)	179.2	2.2	79.1
Vesting of restricted stock units	0.4	—	(5.1)	—	—	—	(5.1)
Stock based compensation	—	—	22.1	—	—	—	22.1
Dividends ($0.05 per share)	—	—	—	(18.8)	—	—	(18.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2019	385.9	$3.8	$1,002.9	$10,944.2	$(1,477.9)	$209.3	$10,682.3

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

•
Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the Acquisition, which consist of five phosphate rock mines, four phosphate chemical plants and a potash mine. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the three and six months ended June 30, 2018, have been recast to reflect this change. See Note 16 of the Condensed Consolidated Financial Statements in this report for segment results.
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
3. Recently Issued Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the accounting for credit losses on financial instruments within its scope. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade and other receivables, and modifies the impairment model for available-for-sale (AFS) debt securities. The guidance amends the current other-than-temporary impairment model for AFS debt securities and provides that any impairment related to credit losses be recognized as an allowance (which could be reversed) rather than as a permanent reduction in the amortized cost basis of that security. This standard is effective for us beginning January 1, 2020, with early adoption permitted. We are assessing the requirements of

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

this standard related to our trade receivables and AFS debt securities, but do not expect it to significantly impact our consolidated results of operations or financial condition.
4. Leases
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
We have operating and finance leases for heavy mobile equipment, railcars, fleet vehicles, field and plant equipment, river and cross-Gulf vessels, corporate offices, land, and computer equipment. Our leases have remaining lease terms of 1 year to 29 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year. As of June 30, 2019, assets recorded under finance leases, included within property, plant and equipment, were $412.5 million, and accumulated depreciation associated with finance leases was $41.3 million. As of June 30, 2019, assets recorded under operating leases were $240.0 million, included in other assets.
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
The components of lease expense, included primarily within cost of goods sold and selling, general and administrative expenses, were as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(in millions)
Operating lease cost	$27.0	$53.6
Finance lease cost:
Amortization of right-of-use assets	$6.3	$12.6
Interest on lease liabilities	3.4	7.5
	$9.7	$20.1

Short-term lease cost	$2.3	$5.8
Variable lease cost	5.4	10.0
Total lease cost	$44.4	$89.5
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54.0
Operating cash flows from finance leases	$5.5
Financing cash flows from finance leases	$18.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45.8
Finance leases	$71.0
Other information related to leases was as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	4.8 years
Finance leases	5.3 years

Weighted Average Discount Rate
Operating leases	6.6%
Finance leases	4.0%

Future lease payments under non-cancellable leases recorded as of June 30, 2019, were as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Operating Leases	Finance Leases
(in millions)
2019 (excluding the six months ended June 30, 2019)	$52.4	$22.8
2020	78.3	44.7
2021	51.7	48.0
2022	36.2	40.2
2023	26.3	72.7
Thereafter	39.9	179.0
Total future lease payments	$284.8	$407.4
Less imputed interest	(42.1)	(54.8)
Total	$242.7	$352.6

Reported as of June 30, 2019
Other accrued liabilities	$79.8	$—
Current maturities of long-term debt	—	37.3
Other noncurrent liabilities	162.9	—
Long-term debt, less current maturities	—	315.3
Total	$242.7	$352.6
A schedule of our minimum lease payments under non-cancelable capital and operating leases as of December 31, 2018 is as follows:

(in millions)	Operating Leases	Capital Leases
2019	$97.5	$20.4
2020	76.8	26.4
2021	54.7	23.4
2022	36.6	17.2
2023	28.1	48.9
Subsequent years	30.9	165.9
	$324.6	$302.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2019	December 31, 2018

Other current assets
Income and other taxes receivable	$236.3	$149.2
Prepaid expenses	122.9	86.8
Other	42.1	44.6
	$401.3	$280.6

Other assets
Restricted cash	$7.1	$15.8
MRO inventory	123.2	134.6
Marketable securities held in trust	677.3	632.3
Operating lease right-of-use assets	239.9	—
Indemnification asset	32.2	30.7
Long-term receivable	84.3	91.7
Other	321.5	352.7
	$1,485.5	$1,257.8

Accrued liabilities
Accrued dividends	$0.8	$11.8
Payroll and employee benefits	130.0	$217.5
Asset retirement obligations	138.5	136.3
Customer prepayments (a)	442.8	199.8
Accrued income tax	12.3	65.5
Operating lease obligation	79.8	—
Other	347.7	461.6
	$1,151.9	$1,092.5

Other noncurrent liabilities
Asset retirement obligations	$1,145.3	$1,023.8
Operating lease obligation	162.9	—
Accrued pension and postretirement benefits	151.3	146.3
Unrecognized tax benefits	36.4	33.0
Other	249.8	255.6
	$1,745.7	$1,458.7

______________________________
(a) The timing of recognition of revenue related to our performance obligations may be different than the timing of collection of cash related to those performance obligations.  Specifically, we collect prepayments from certain customers in Brazil. In addition, cash collection from Canpotex may occur prior to delivery of product to the end customer.  We generally satisfy our contractual liabilities within one quarter of incurring the liability.

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) earnings attributable to Mosaic	$(233.1)	$67.9	$(102.3)	$110.2
Basic weighted average number of shares outstanding	385.8	385.4	385.7	384.0
Dilutive impact of share-based awards	—	1.8	—	1.5
Diluted weighted average number of shares outstanding	385.8	387.2	385.7	385.5
Basic net (loss) earnings per share attributable to Mosaic	$(0.60)	$0.18	$(0.27)	$0.29
Diluted net (loss) earnings per share attributable to Mosaic	$(0.60)	$0.18	$(0.27)	$0.29

A total of 2.9 million and 2.4 million shares of common stock subject to issuance upon exercise of stock options for the three and six months ended June 30, 2019 and 2.7 million and 2.6 million for the three and six months ended June 30, 2018, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
7. Income Taxes
During the six months ended June 30, 2019, gross unrecognized tax benefits increased by $2.3 million to $40.4 million. The increase is primarily related to U.S. tax positions. If recognized, approximately $22.5 million of the $40.4 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $6.1 million and $4.9 million as of June 30, 2019 and December 31, 2018, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended June 30, 2019, tax expense specific to the period was a benefit of approximately $74.2 million. This consisted primarily of a tax benefit of $84.6 million related to the Plant City closure costs, tax expense of $15.0 million for changes in certain provisions of the U.S. Tax Cuts and Jobs Act (“The Act”), and a miscellaneous tax benefit of $4.6 million. The tax expense of $15.0 million related to certain provisions of The Act includes the anticipated reversal of a $21.2 million benefit recorded in December 31, 2018 that pertained to the one-time “deemed” repatriation. During the quarter,regulations were issued which addressed this item resulting in the reversal. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended June 30, 2019,

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income tax expense was impacted by this set of rules, resulting in an additional benefit of $0.6 million compared to what would have been recorded under the general rule on a consolidated basis.
For the three months ended June 30, 2018, tax expense specific to the period was a benefit of approximately $13.1 million. This consisted primarily of a full release of $15.1 million of valuation allowances, related to our foreign tax credits, as a result of revisions to provisional estimates related to The Act. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S. including foreign tax credits for various taxes incurred.
8. Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018

Raw materials	$112.8	$147.5
Work in process	589.0	625.5
Finished goods	1,813.8	1,343.8
Final price deferred(a)	74.0	39.3
Operating materials and supplies	124.3	114.1
	$2,713.9	$2,270.2

______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
9. Goodwill
Mosaic had goodwill of $1.7 billion at June 30, 2019 and December 31, 2018. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2018	$588.6	$1,000.4	$106.4	$12.1	$1,707.5
Foreign currency translation	—	37.3	0.4	—	37.7
Balance as of June 30, 2019	$588.6	$1,037.7	$106.8	$12.1	$1,745.2

We performed a review of goodwill in the quarter ended June 30, 2019, and no impairment was identified. However, based on our qualitative evaluation, we determined that our Phosphates reporting unit had an estimated fair value that was not significantly in excess of its carrying value, at 16.5%, and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our other reporting units have substantial fair value in excess of their carrying values.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the six months ended June 30, 2019.
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
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2019 and December 31, 2018 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.8	$—	$—	$2.8
Level 2
Corporate debt securities	182.1	5.1	(0.4)	186.8
Municipal bonds	189.1	3.4	(0.4)	192.1
U.S. government bonds	269.5	11.4	—	280.9
Total	$643.5	$19.9	$(0.8)	$662.6

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.0	$—	$—	$4.0
Level 2
Corporate debt securities	180.8	0.3	(4.3)	176.8
Municipal bonds	186.1	0.5	(3.4)	183.2
U.S. government bonds	262.1	3.3	—	265.4
Total	$633.0	$4.1	$(7.7)	$629.4

The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$1.2	$—	$43.9	$(0.6)
Municipal bonds	1.0	—	12.3	—
U.S. government bonds	—	—	—	—
Total	$2.2	$—	$56.2	$(0.6)

	June 30, 2019		December 31, 2018
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$59.6	$(0.4)	$103.4	$(3.7)
Municipal bonds	54.7	(0.4)	117.5	(3.4)
U.S. government bonds	—	—	—	—
Total	$114.3	$(0.8)	$220.9	$(7.1)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2019. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2019
Due in one year or less	$43.3
Due after one year through five years	367.6
Due after five years through ten years	207.9
Due after ten years	41.0
Total debt securities	$659.8

For the three and six months ended June 30, 2019, realized gains were immaterial and $3.1 million, respectively, and realized losses were $0.4 million and $1.2 million, respectively. For the three and six months ended June 30, 2018, realized gains were immaterial and realized losses were $1.2 million and $6.1 million, respectively.
11. Asset Retirement Obligations
We recognize our estimated AROs in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We depreciate the tangible asset over its estimated useful life. The liability is adjusted in subsequent periods through accretion expense, which represents the increase in the present value of the liability due to the passage of time. Such depreciation and accretion expenses are included in cost of goods sold for operating facilities and other operating expense for indefinitely closed facilities.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of our AROs is as follows:

(in millions)	June 30, 2019	December 31, 2018
AROs, beginning of period	$1,160.1	$859.3
Liabilities acquired in the Acquisition	—	258.9
Liabilities incurred	8.0	27.8
Liabilities settled	(51.4)	(69.6)
Accretion expense	28.7	48.0
Revisions in estimated cash flows	132.2	78.2
Foreign currency translation	6.2	(42.5)
AROs, end of period	1,283.8	1,160.1
Less current portion	138.5	136.3
	$1,145.3	$1,023.8

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
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law: the government entities can draw against such amounts in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $233.7 million, which reflects our closure cost estimates as of December 31, 2018.  The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
At June 30, 2019 and December 31, 2018, the aggregate amounts of AROs associated with the Plant City Facility and Bonnie Facility gypstack closure costs included in our Condensed Consolidated Balance Sheets were $233.9 million and $109.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
12. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $52.3 million and $58.6 million as of June 30, 2019 and December 31, 2018, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of June 30, 2019, the sinkhole repairs were substantially complete, with $80.1 million spent in remediation and sinkhole-related costs through this date. We estimate remaining costs will be approximately $0.9 million. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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
Uncle Sam Gypstack. In January 2019, we observed lateral movement of the north slope of our active phosphogypsum stack at the Uncle Sam facility in Louisiana.  The observation was reported to the Louisiana Department of Environmental Quality and the U.S. EPA.  We continue to provide updates to the agencies on the movement, which has slowed following actions we have taken, which include reducing process water volume stored atop the stack to reduce the active load causing the movement; and constructing a stability berm at the base of the slope to increase resistance.  Both steps have improved slope stability.  In June 2019, we began to remove gypsum from the north side to the south stack, which is expected to increase stability and reduce movement. There has been no loss of containment resulting from the movement observed, and none is expected. Although continued lateral movement on the north slope could have a material effect on our future operations, at this time, we cannot predict the prospective impact on our results of operations.

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
We believe that, pursuant to several indemnification agreements, our subsidiaries are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by us or our subsidiaries to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to our acquisition of facilities or businesses from parties including, but not limited to, ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies; CF; and certain other private parties. Our subsidiaries have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures. We record potential indemnifications as an offset to the established accruals when they are realizable or realized. The failure of an indemnitor to fulfill its obligations could result in future costs that could be material.
Louisiana Parishes Coastal Zone Cases
Several Louisiana parishes and the City of New Orleans have filed lawsuits against hundreds of oil and gas companies seeking regulatory, restoration and compensatory damages in connection with historical oil, gas and sulfur mining and transportation operations in the coastal zone of Louisiana. Mosaic is the corporate successor to certain companies who historically performed these types of operations in the coastal zone of Louisiana. Mosaic has been named in two of the lawsuits filed to date. In addition, in several other cases, historical oil, gas and sulphur operations which may have been related to Mosaic’s corporate predecessors have been identified in the complaints. Based upon information known to date, Mosaic has contractual indemnification rights against third parties for any loss or liability arising out of these claims pursuant to indemnification agreements entered into by Mosaic’s corporate predecessor(s) with third parties. There may also be insurance contracts which may respond to some or all of the claims. However, the financial ability of the third party indemnitors, the extent of potential insurance coverage and the extent of potential liability from these claims is currently unknown.
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
The South Pasture Extension. In November 2016, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the same group filed a complaint against the Corps, the Service and the U.S. Department of the Interior in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service's biological opinion and the Corps' reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act (“CWA”), the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). As to the Corps, plaintiffs allege in their complaint, among other things, that the Corps failed to conduct an adequate analysis under the CWA of alternatives, failed to fully consider the effects of the South Pasture extension mine, failed to take adequate steps to minimize potential adverse impacts and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

violated the ESA by relying on the Service's biological opinion to determine that its permitting decision is not likely to adversely affect certain endangered or rare species. As to the Service, plaintiffs allege in their complaint, among other things, that the Service's biological opinion fails to meet statutory requirements, that the Service failed to properly consider impacts and adequately assess the cumulative effects on certain species, and that the Service violated the ESA in finding that the South Pasture extension mine is not likely to adversely affect certain endangered or rare species. The plaintiffs are seeking relief including (i) declarations that the Corps' decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service's biological opinion violated applicable law and that the Corps' reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic's motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the defendants, filed answers to the amended complaint. On June 30, 2017, the plaintiffs filed a motion for summary judgment, arguing that the permit should not have been issued. On July 15, 2017, Mosaic filed a response in opposition to the plaintiffs' motion, and on July 28, 2017, Mosaic filed its own motion for summary judgment. On December 14, 2017, the Tampa District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the government defendants, and denied the plaintiffs’ motion to supplement the administrative record. On February 12, 2018, the plaintiffs filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit of the Tampa District Court decision. A mandatory mediation occurred on March 19, 2018, but no settlement was reached. Oral argument was held before the Eleventh Circuit Court of Appeals on May 22, 2019. The Court has not yet issued its decision.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $1.1 billion. We estimate that our probable aggregate loss with respect to these claims is approximately $53.1 million, which amount is included in our accrued liabilities in our Condensed Consolidated Balance Sheet at June 30, 2019.
Approximately $781.2 million of the maximum potential loss relates to labor claims, such as in-house and third party employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $41.0 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet at June 30, 2019. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to adversely change in the future, our maximum potential exposure could increase and additional accruals could be required.
Approximately $2.8 million of the above mentioned $41.0 million reserves relates to a purported class action filed by one of the unions claiming additional payment for occupational hazard due to the alleged exposure of workers at the Company’s potash mine at Rosário do Catete, Sergipe, to explosive gases that could be found during the mining process. The matter currently is before the Brazilian Labor Supreme Court.
The environmental and mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $169.4 million. We estimate that our probable aggregate loss regarding these claims is approximately $5.8 million, which has been accrued at June 30, 2019. The majority of the reserves involves a claim filed in 2012 by the State Public Prosecutor Office, alleging that the Company delayed construction of an effluent treatment plant, thereby subjecting it to a fine under the commitment agreement.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real estate disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $180.3 million. We estimate that the probable aggregate loss with respect to these matters is approximately $6.3 million, which has been accrued at June 30, 2019.
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
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending. The amount involved in the proceeding is $35.5 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $428.0 million, of which $215.0 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
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
13. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of June 30, 2019 and December 31, 2018, the gross asset position of our derivative instruments was $25.1 million and $13.4

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million, respectively, and the gross liability position of our liability instruments was $38.3 million and $89.4 million, respectively.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of June 30, 2019, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with our intent to have floating rate debt as a portion of our outstanding debt, in December 2016 and the first quarter of 2017, we entered into four and five, respectively, fixed-to-floating interest rate swap agreements, with a total notional amount of $310.0 million and $275.0 million, respectively, related to our Senior Notes due 2023.
As of June 30, 2019 and December 31, 2018, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2019	December 31, 2018
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,994.9	2,091.7
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	54.9	52.2

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2019 and December 31, 2018, was $15.2 million and $37.9 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2019, we would have been required to post an additional $13.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
14. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2019 and December 31, 2018, the gross asset position of our foreign currency derivative instruments was $13.1 million and the gross liability position of our foreign currency derivative instruments was $25.2 million and $62.2 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2019 and December 31, 2018, the gross asset position of our commodity derivative instruments was $0.8 million and $0.3 million, respectively, and the gross liability position of our commodity instruments was $13.1 million and $17.7 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of June 30, 2019 and December 31, 2018, the gross asset position of our interest rate swap instruments was $11.2 million and zero, respectively, and the gross liability position of our interest rate swap instruments was zero and $9.5 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$401.9	$401.9	$847.7	$847.7
Accounts Receivables	711.7	711.7	838.5	838.5
Accounts payable	808.6	808.6	780.9	780.9
Structured accounts payable arrangements	429.1	429.1	572.8	572.8
Short-term debt	94.4	94.4	11.5	11.5
Long-term debt, including current portion	4,585.1	4,856.3	4,517.5	4,554.6

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
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2019 and December 31, 2018, the net amount due (to) from our non-consolidated companies

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

totaled $(202.7) million and $95.2 million, respectively. These amounts include a long-term indemnification asset of $32.2 million from Vale S.A. for reimbursement of pension plan obligations.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Transactions with non-consolidated companies included in net sales	$289.3	$216.4	$551.8	$330.7
Transactions with non-consolidated companies included in cost of goods sold	299.8	187.0	550.8	390.7

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $1.9 million and $4.6 million is included in revenue for the three and six months ended June 30, 2019, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At June 30, 2019 and December 31, 2018, $80.5 million and $75.3 million in bridge loans, respectively, which are eliminated in consolidation, were outstanding, relating to the cancelled second barge and the remaining tug. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2018, and no additional charges were recorded in 2018 or 2019.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
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
Segment information for the three and six months ended June 30, 2019 and 2018 was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended June 30, 2019
Net sales to external customers	$600.6	$591.9	$832.7	$151.7	$2,176.9
Intersegment net sales	316.8	7.2	—	(324.0)	—
Net sales	917.4	599.1	832.7	(172.3)	2,176.9
Gross margin	(11.8)	181.1	35.2	22.7	227.2
Canadian resource taxes	—	56.4	—	—	56.4
Gross margin (excluding Canadian resource taxes)	(11.8)	237.5	35.2	22.7	283.6
Operating earnings (loss)	(393.1)	174.0	2.4	(25.2)	(241.9)
Capital expenditures	122.1	130.1	40.8	1.9	294.9
Depreciation, depletion and amortization expense	105.0	78.3	32.1	5.3	220.7
Three months ended June 30, 2018
Net sales to external customers	$780.4	$560.0	$712.7	$151.9	$2,205.0
Intersegment net sales	272.8	9.5	—	(282.3)	—
Net sales	1,053.2	569.5	712.7	(130.4)	2,205.0
Gross margin	153.8	132.2	53.0	(44.4)	294.6
Canadian resource taxes	—	33.7	—	—	33.7
Gross margin (excluding Canadian resource taxes)	153.8	165.9	53.0	(44.4)	328.3
Operating earnings (loss)	141.9	121.5	17.4	(84.5)	196.3
Capital expenditures	91.5	80.1	28.8	0.7	201.1
Depreciation, depletion and amortization expense	102.1	72.9	36.8	5.0	216.8
Six months ended June 30, 2019
Net sales to external customers	$1,198.7	$1,089.2	$1,530.7	$258.0	$4,076.6
Intersegment net sales	524.7	13.4	—	(538.1)	—
Net sales	1,723.4	1,102.6	1,530.7	(280.1)	4,076.6
Gross margin	43.0	366.5	87.6	39.6	536.7
Canadian resource taxes	—	103.3	—	—	103.3
Gross margin (excluding Canadian resource taxes)	43.0	469.8	87.6	39.6	640.0
Operating earnings (loss)	(349.6)	349.8	29.7	(69.7)	(39.8)
Capital expenditures	242.5	270.5	92.6	3.2	608.8
Depreciation, depletion and amortization expense	208.5	156.6	63.6	10.1	438.8
Six months ended June 30, 2018
Net sales to external customers	$1,544.6	$961.5	$1,378.0	$254.6	$4,138.7
Intersegment net sales	374.5	11.7	—	(386.2)	—
Net sales	1,919.1	973.2	1,378.0	(131.6)	4,138.7
Gross margin	250.3	234.6	112.2	(60.4)	536.7
Canadian resource taxes	—	60.0	—	—	60.0
Gross margin (excluding Canadian resource taxes)	250.3	294.6	112.2	(60.4)	596.7
Operating earnings (loss)	219.7	213.1	30.2	(186.0)	277.0
Capital expenditures	191.7	183.9	46.7	2.1	424.4
Depreciation, depletion and amortization expense	201.4	148.5	74.0	10.4	434.3
Total Assets
As of June 30, 2019	$8,573.4	$7,569.1	$4,326.3	$175.1	$20,643.9
As of December 31, 2018	7,877.3	7,763.1	3,952.4	526.4	20,119.2
______________________________

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three and six months ended June 30, 2019, distribution operations in India and China had revenue of $133.3 million and $226.5 million, respectively, and gross margin of $10.2 million and $19.2 million, respectively. For the three and six months ended June 30, 2018, distribution operations in India and China had revenue of $137.9 million and $227.3 million, respectively, and gross margin of $12.6 million and $22.7 million, respectively.

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net sales(a):
Brazil	$805.7	$702.5	$1,483.7	$1,391.1
Canpotex(b)	281.7	201.5	539.3	312.1
Canada	142.2	150.2	278.3	276.3
China	58.8	53.4	123.9	116.3
India	72.3	82.8	100.1	115.1
Mexico	35.8	23.1	80.2	82.1
Argentina	46.6	26.6	72.4	33.4
Australia	0.1	0.3	56.1	84.2
Paraguay	26.1	24.2	47.5	38.7
Peru	26.1	21.6	46.2	33.1
Columbia	22.1	30.9	38.6	57.3
Chile	9.3	6.9	20.2	22.6
Thailand	8.1	8.6	13.2	16.6
Dominican Republic	1.5	—	9.0	2.5
Japan	8.9	29.4	9.0	57.9
Other	16.2	28.4	33.6	53.8
Total international countries	1,561.5	1,390.4	2,951.3	2,693.1
United States	615.4	814.6	1,125.3	1,445.6
Consolidated	$2,176.9	$2,205.0	$4,076.6	$4,138.7
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	Canpotex is the export association of the Saskatchewan potash producers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Sales by product type:
Phosphate Crop Nutrients	$643.3	$698.5	$1,167.9	$1,335.4
Potash Crop Nutrients	711.9	646.4	1,284.0	1,109.7
Crop Nutrient Blends	287.4	266.4	580.8	534.8
Specialty Products(a)	417.4	471.6	736.9	846.1
Phosphate Rock	12.4	8.0	19.4	29.8
Other(b)	104.5	114.1	287.6	282.9
	$2,176.9	$2,205.0	$4,076.6	$4,138.7
____________________________

(a)	Includes sales of MicroEssentials®, K-Mag, Aspire and animal feed ingredients.

(b)	Includes sales of industrial potash, nitrogen and other products.
17. Plant City Closure Costs
On June 18, 2019, we announced the permanent closure of the Plant City Facility. We temporarily idled the Plant City Facility in the fourth quarter of 2017, as it was one of our higher cost phosphate facilities. For the three months ended June 30, 2019, we recognized pre-tax costs of $369.4 million related to the permanent closure of this facility. These costs consisted of approximately $210 million related to the write-off of fixed assets, $126 million related to asset retirement obligations, and $34 million related to inventory and other reserves.

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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended				Six months ended
	June 30,		2019-2018		June 30,		2019-2018
(in millions, except per share data)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net sales	$2,176.9	$2,205.0	$(28.1)	(1)%	$4,076.6	$4,138.7	$(62.1)	(2)%
Cost of goods sold	1,949.7	1,910.4	39.3	2%	3,539.9	3,602.0	(62.1)	(2)%
Gross margin	227.2	294.6	(67.4)	(23)%	536.7	536.7	—	0%
Gross margin percentage	10%	13%			13%	13%
Selling, general and administrative expenses	78.1	79.3	(1.2)	(2)%	171.6	172.9	(1.3)	(1)%
Plant City closure costs	369.4	—	369.4	NM	369.4	—	369.4	NM
Other operating expense	21.6	19.0	2.6	14%	35.5	86.8	(51.3)	(59)%
Operating (loss) earnings	(241.9)	196.3	(438.2)	NM	(39.8)	277.0	(316.8)	NM
Interest expense, net	(46.0)	(45.1)	(0.9)	2%	(93.0)	(94.5)	1.5	(2)%
Foreign currency transaction gain (loss)	20.8	(78.7)	99.5	NM	43.4	(110.9)	154.3	(139)%
Other expense	(3.7)	(2.4)	(1.3)	54%	(4.8)	(8.0)	3.2	(40)%
(Loss) earnings from consolidated companies before income taxes	(270.8)	70.1	(340.9)	NM	(94.2)	63.6	(157.8)	NM
(Benefit from) provision for income taxes	(51.7)	3.7	(55.4)	NM	(5.1)	(46.2)	41.1	(89)%
(Loss) earnings from consolidated companies	(219.1)	66.4	(285.5)	NM	(89.1)	109.8	(198.9)	NM
Equity in net (loss) earnings of nonconsolidated companies	(11.2)	1.7	(12.9)	NM	(11.3)	(1.6)	(9.7)	NM
Net (loss) earnings including noncontrolling interests	(230.3)	68.1	(298.4)	NM	(100.4)	108.2	(208.6)	NM
Less: Net gain (loss) attributable to noncontrolling interests	2.8	0.2	2.6	NM	1.9	(2.0)	3.9	NM
Net (loss) earnings attributable to Mosaic	$(233.1)	$67.9	$(301.0)	NM	$(102.3)	$110.2	$(212.5)	NM
Diluted net (loss) earnings per share attributable to Mosaic	$(0.60)	$0.18	$(0.78)	NM	$(0.27)	$0.29	$(0.56)	NM
Diluted weighted average number of shares outstanding	385.8	387.2			385.7	385.5
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
Overview of Consolidated Results for the three months ended June 30, 2019 and 2018
For the three months ended June 30, 2019, Mosaic had a net loss of $233.1 million, or $(0.60) per diluted share, compared to net earnings of $67.9 million, or $0.18 per diluted share, for the prior year period. The current period net loss was impacted by $347 million, or $(0.72) per diluted share, related to the following notable items:
•Closure costs for our Plant City, Florida phosphates manufacturing facility of $369 million, or $(0.73) per diluted share
•Foreign currency transaction gains of $21 million, or $0.04 per diluted share
•Discrete income tax expense of $10 million, or $(0.02) per diluted share
•Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
•Unrealized gains on derivatives of $7 million, or $0.01 per diluted share
•Other operating expenses of $6 million, or $(0.02) per diluted share, related to the Acquisition
•Expenses of $5 million, or $(0.01) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana
•Asset retirement obligation costs of $3 million, or $(0.01) per diluted share, related to closed facilities
During the three months ended June 30, 2018, our results included:
•Foreign currency transaction losses of $79 million, or $(0.16) per diluted share
•Unrealized losses on derivatives of $34 million, or $(0.07) per diluted share
•Other operating expenses of $27 million, or $(0.06) per diluted share, primarily related to the Acquisition
•Discrete income tax benefits of $13 million, or $0.04 per diluted share primarily related to the reversal of a valuation allowance associated with foreign tax credits
•Expenses of $10 million, $(0.02) per diluted share, related to a refinement of our weighted average inventory costing
•A sales tax refund of $6 million, or $0.01 per diluted share
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results during the three months ended June 30, 2019, were favorably impacted in our Potash segment by an increase in average selling prices compared to the prior year period. This was driven by stronger global demand for potash and tight supply, due to a delay in competitors' new capacity ramping up. Operating results were unfavorably impacted by lower potash sales volumes in the current year period compared to the same period in the prior year. In the current year, domestic sales volumes declined as a result of adverse weather conditions in North America, which resulted in a late spring season and a full product pipeline compared to the prior year, which had a strong summer fill program in North America.
Operating results were unfavorably impacted in our Phosphates segment primarily by a decrease in average selling prices compared to the same period in the prior year. Phosphate prices began to decrease in the fourth quarter of 2018 due to the limited fall application season in North America and increased import activity. They have remained low in 2019 due to reduced demand as a result of the adverse weather conditions in North America throughout the first half of 2019, which significantly delayed planting. In addition, operating earnings in Phosphates were negatively impacted by a shift of sales from higher margin products in North America toward lower margin international sales, as well as higher ammonia and rock costs and increased idle plant and turnaround costs, in each case, compared to the prior year period.

For the three months ended June 30, 2019, operating results were also unfavorably impacted in our Mosaic Fertilizantes segment by expenses related to the temporary idling of operations at our phosphates mines in Brazil as we work to adhere to the new legislation regarding tailing dams in Brazil. This resulted in increased raw material costs, as we imported rock to meet our production needs, and increased idle plants costs. These expenses were partially offset by an increase in average selling prices in the current year compared to the prior year period. This increase was driven by better pricing in Brazil due to a favorable mix of products sold. Operating earnings were also positively impacted by an increase in sales volumes in 2019 compared to the prior year period; the 2018 period was negatively impacted as a result of logistical challenges driven by the nationwide truckers strike in Brazil.
Other Highlights
•In the second quarter, we temporarily idled our Tapira and Catalão phosphate mines in Brazil to address new legislation which introduced rules regarding tailing dam safety, construction, environmental licenses and operations. We temporarily idled our Araxá phosphate mine in the first quarter of 2019. The Catalão mine returned to full production in May 2019. The Tapira mine resumed partial operations in July 2019, with full operations expected both at Tapira and Araxá by the end of the third quarter. We continue to work with independent engineers and regulators, and expect to obtain dam safety certificates. Until full operations resume, we plan to continue to process available rock inventory to maintain finished product sales. We are supplementing requirements with imported rock from our mine in Peru and shipping finished phosphates from our Florida operations to meet our Brazilian customers’ needs. The higher delivered cost of phosphate rock, combined with idle mine and chemical plant costs, are expected to increase expenses by up to $80 million in 2019. Subsequent to the quarter end, we received an operating permit for a new dam at the Araxá mine.
•During the second quarter of 2019, we announced the permanent closure of the Plant City, Florida phosphate facility that was previously idled in late 2017, reaffirming our commitment to low-cost operations. For the three months ended June 30, 2019, Plant City closure costs were approximately $369 million.
•In April 2019, we purchased the Pine Bend distribution facility in Rosemount, Minnesota, near the northern end of the Mississippi River for $55 million. The large facility significantly improves our ability to serve customers in the U.S., allows us to capture time-place premiums, and reduces our logistics risk.
Subsequent to the quarter end, on August 6, 2019, we announced the temporary idling of our Colonsay, Saskatchewan potash mine. We plan to use potash production resulting from acceleration of the Esterhazy K3 mine shafts and existing inventories to meet customers’ demand. We expect this action to lower our cost of production, accelerate inventory depletion, and increase our leverage to strengthening markets into 2020.
Overview of Consolidated Results for the six months ended June 30, 2019 and 2018
Net loss attributable to Mosaic for the six months ended June 30, 2019 was $(102.3) million, or $(0.27) per diluted share, compared to net earnings of $110.2 million, or $0.29 per diluted share, for the same period a year ago. Net earnings for the six months ended June 30, 2019 were impacted by $305 million, or $(0.63) per diluted share, due to the following notable items:
•Plant City closing costs of $369 million, or $(0.73) per diluted share
•Foreign currency transaction gains of $44 million, or $0.09 per diluted share
•Unrealized gains on derivatives of $32 million, or $0.06 per diluted share
•Other operating expenses of $15 million, or $(0.04) per diluted share, related to the Acquisition, partially offset by income of $12 million, or $0.03 per diluted share, related to the reversal of our previously estimated and accrued earn-out obligation to Vale
•Expenses of $14 million, or $(0.03) per diluted share, related to repairing the lateral movment at the Gypstack at our Uncle Sam facility in Louisiana
•Discrete income tax expense of $10 million, or $(0.02) per diluted share
•Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
During the six months ended June 30, 2018, our results included:
• Foreign currency transaction losses of $111 million, or $(0.22) per diluted share

•Other operating expense of $73 million, or $(0.15) per diluted share, primarily related to the Acquisition
•Discrete income tax benefits of $61 million, or $0.17 per diluted share, primarily related to the reversal of a valuation allowance associated with foreign tax credits
•Unrealized losses on derivatives of $46 million, or $(0.09) per diluted share
•Expenses of $30 million related to a refinement of our weighted average inventory costing, or $(0.06) per diluted share
Results for the six months ended June 30, 2019 and 2018 reflected the factors discussed above in the discussion for the three months ended June 30, 2019 and 2018, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating results for the six months ended June 30, 2019 were favorably impacted by an increase in the average selling price of potash compared to the prior year period, partially offset by lower sales volumes, driven by the factors mentioned above in the three-month discussion.
Operating results for the six months ended June 30, 2019 were unfavorably impacted by lower phosphate average selling prices and sales volumes, compared to the prior year period, driven by the factors mentioned above in the three-month discussion. Operating earnings were also negatively impacted by higher raw material costs, primarily sulfur and ammonia, due to the tightening of the global supply and demand market, and costs related to the permanent closure of Plant City in the current-year period.
For the six months ended June 30, 2019, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in average selling prices and sales volumes in the current year compared to the prior year period, driven by the factors mentioned above in the three-month discussion. This was offset by the unfavorable impact of the expenses related to the temporary idling of our phosphate mines discussed above in the three-month discussion.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2019-2018		June 30,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net sales:
North America	$444.3	$601.4	$(157.1)	(26)%	$842.5	$1,064.9	$(222.4)	(21)%
International	473.1	451.8	21.3	5%	880.9	854.2	26.7	3%
Total	917.4	1,053.2	(135.8)	(13)%	1,723.4	1,919.1	(195.7)	(10)%
Cost of goods sold	929.2	899.4	29.8	3%	1,680.4	1,668.8	11.6	1%
Gross margin	$(11.8)	$153.8	$(165.6)	NM	$43.0	$250.3	$(207.3)	(83)%
Gross margin as a percentage of net sales	(1)%	15%			2%	13%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,275	1,332	(57)	(4)%	2,416	2,627	(211)	(8)%
Specialty(b)	909	970	(61)	(6)%	1,558	1,620	(62)	(4)%
Total finished product tonnes	2,184	2,302	(118)	(5)%	3,974	4,247	(273)	(6)%
Rock	673	209	464	NM	865	569	296	52%
Total Phosphates Segment Tonnes(a)	2,857	2,511	346	14%	4,839	4,816	23	0%
Realized prices ($/tonne)
Average finished product selling price (destination)	$398	$451	$(53)	(12)%	$418	$442	$(24)	(5)%
Average rock selling price (destination)(a)	$71	$72	$(1)	(1)%	$72	$76	$(4)	(5)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$337	$325	$12	4%	$344	$334	$10	3%
Sulfur (long ton)	$138	$139	$(1)	(1)%	$145	$134	$11	8%
Blended rock (metric tonne)	$63	$59	$4	7%	$62	$57	$5	9%
Production volume (in thousands of metric tonnes) - North America	2,050	2,081	(31)	(1)%	4,042	4,126	(84)	(2)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended June 30, 2019 and 2018
The Phosphates segment’s net sales were $917.4 million for the three months ended June 30, 2019, compared to $1.1 billion for the three months ended June 30, 2018. The decrease in net sales was due to lower selling prices and sales volumes in the current year period, which unfavorably impacted net sales by approximately $95 million and $40 million, respectively.
Our average finished product selling price was $398 per tonne for the three months ended June 30, 2019, a decrease of 12% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 5% for the three months ended June 30, 2019, compared to the same period in the prior year, due to the factor discussed in the Overview. The significantly higher sales volumes of rock were due to Mosaic Fertilizantes purchasing rock from the Miski Mayo mine in Peru (included in our Phosphates segment) to supplement their production requirements, as their mines were temporarily idled during the current year quarter as discussed in the Overview.

Gross margin for the Phosphates segment decreased to $(11.8) million for the three months ended June 30, 2019, from $153.8 million for the three months ended June 30, 2018. The decrease in gross margin in the current year period was due to the impact of lower finished product prices of approximately $95 million, and higher raw material costs, primarily rock, of approximately $25 million. In addition, gross margin in the current year period was negatively impacted by higher costs of approximately $30 million related to the timing of maintenance turnarounds and higher idle costs related to the South Pasture, Florida mine, which was temporarily idled in the third quarter of 2018. Also, the prior year period included an unfavorable impact of approximately $6 million related to a refinement of our weighted average inventory costing.
The average consumed price for ammonia for our North American operations increased to $337 per tonne for the three months ended June 30, 2019, from $325 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. In the current year quarter we purchased a higher percentage through the supply agreement to meet our requirements as our internal production was lower due to a maintenance turnaround. The average consumed sulfur price for our North American operations decreased to $138 per long ton for the three months ended June 30, 2019, from $139 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced phosphate rock increased to $63 per tonne for the three months ended June 30, 2019, compared to $59 per tonne for the three months ended June 30, 2018. Our rock costs increased due to lower production in the current year, as discussed below, impacting the mix of rock being used.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased slightly to 2.05 million tonnes for the three months ended June 30, 2019, from 2.08 million tonnes in the prior year period. For the three months ended June 30, 2019, our operating rate for processed phosphate production was 85%, compared to 86% in the same period of the prior year.
For the three months ended June 30, 2019, our North American phosphate rock production decreased to 3.1 million tonnes from 3.9 million tonnes for the same period of the prior year, primarily due to the idling of our South Pasture, Florida mine in August of 2018 and operational challenges as we transitioned into new mining areas in the current year.
Six months ended June 30, 2019 and 2018
The Phosphates segment’s net sales were $1.7 billion for the six months ended June 30, 2019, compared to $1.9 billion for the six months ended June 30, 2018. The decrease in net sales was due to lower sales volumes, which unfavorably impacted net sales by approximately $120 million and lower selling prices in the current year period, which unfavorably impacted net sales by $80 million.
Our average finished product selling price was $418 per tonne for the six months ended June 30, 2019, a decrease of 5% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 6% for the six months ended June 30, 2019, compared to the same period in the prior year ago, due to the factor discussed in the Overview.
Gross margin for the Phosphates segment decreased to $43 million for the six months ended June 30, 2019, from $250.3 million for the six months ended June 30, 2018. The decrease in gross margin in the current year period was due to the impact of lower finished product prices of approximately $80 million, lower sales volumes of approximately $30 million and higher raw material costs of approximately $60 million. In addition, gross margin in the current year period was negatively impacted by higher costs of approximately $55 million. These costs primarily related to the timing of turnarounds, higher idle costs for the South Pasture mine and costs related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana. The prior year period also included an unfavorable impact of approximately $20 million related to a refinement of our weighted average inventory costing.
The average consumed price for ammonia for our North American operations was $344 per tonne for the six months ended June 30, 2019, compared to $334 in the same period a year ago. The average consumed price for sulfur for our North American operations increased to $145 per long ton for the six months ended June 30, 2019, from $134 in the same period a year ago, driven by the factors discussed above in the three-month discussion.  The average consumed cost of purchased and produced phosphate rock was $62 per tonne for the six months ended June 30, 2019, compared to $57 per tonne for the prior year period. The increase in rock costs is due to the factors discussed above in the three-month discussion.

The Phosphate segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 2% to 4.0 million tonnes for the six months ended June 30, 2019, from 4.1 million tonnes in the prior year period. For the six months ended June 30, 2019, our operating rate for processed phosphate production decreased to 83%, compared to 85% in the same period of the prior year.
Our North American phosphate rock production decreased to 5.9 million tonnes for the six months ended June 30, 2019, compared to 8.0 million for the six months ended June 30, 2018. The decrease from the prior year was primarily due to the idling of our South Pasture, Florida mine in August of 2018 and operational challenges as we transitioned into new mining areas in the current year.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2019-2018		June 30,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net sales:
North America	$296.4	$350.8	$(54.4)	(16)%	$531.6	$631.0	$(99.4)	(16)%
International	302.7	218.7	84.0	38%	571.0	342.2	228.8	67%
Total	599.1	569.5	29.6	5%	1,102.6	973.2	129.4	13%
Cost of goods sold	418.0	437.3	(19.3)	(4)%	736.1	738.6	(2.5)	0%
Gross margin	$181.1	$132.2	$48.9	37%	$366.5	$234.6	$131.9	56%
Gross margin as a percentage of net sales	30%	23%			33%	24%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,919	2,169	(250)	(12)%	3,648	3,720	(72)	(2)%
Specialty(b)	244	195	49	25%	376	334	42	13%
Total Potash Segment Tonnes	2,163	2,364	(201)	(9)%	4,024	4,054	(30)	(1)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$277	$241	$36	15%	$274	$240	$34	14%
Production volume (in thousands of metric tonnes)	2,180	2,151	29	1%	4,434	4,426	8	0%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended June 30, 2019 and 2018
The Potash segment’s net sales increased to $599.1 million for the three months ended June 30, 2019, compared to $569.5 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $90 million, partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $60 million.
Our average finished product selling price was $277 per tonne for the three months ended June 30, 2019, compared to $241 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 2.2 million tonnes for the three months ended June 30, 2019, compared to 2.4 million tonnes in the same period a year ago. In the current year period, our sales volumes to International locations increased, while we saw a decrease in North American sales volumes, due to the factors discussed in the Overview.
Gross margin for the Potash segment increased to $181.1 million for the three months ended June 30, 2019, from $132.2 million in the same period of the prior year. Gross margin was favorably impacted by approximately $90 million, due to the increase in average selling prices. This was partially offset by approximately $25 million of higher Canadian resource taxes, as described below, $20 million in lower sales volumes and $10 million in higher plant spending from the ramp-up of ore production at the Esterhazy K3 mineshaft.
We had expense of $56.4 million from Canadian resource taxes for the three months ended June 30, 2019, compared to $33.7 million in the same period a year ago. Canadian royalty expense increased to $11.0 million for the three months ended June 30, 2019, compared to $8.7 million for the three months ended June 30, 2018. The fluctuations in Canadian resource taxes and royalty expense are a result of higher margins from increased average selling prices due to the factors discussed in the Overview and the passing of Canadian resource tax law changes, which became effective on April 1, 2019.

We incurred $35.6 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended June 30, 2019, compared to $38.9 million for the three months ended June 30, 2018. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. Once completed, we expect this to provide us the opportunity to reduce or eliminate future brine inflow management costs and risks.
Our operating rate for potash production was 83% for the current year period, comparable to 82% in the prior year period.
Six months ended June 30, 2019 and 2018
The Potash segment’s net sales increased to $1.1 billion for the six months ended June 30, 2019, compared to $1.0 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $185 million, partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $55 million.
Our average selling price was $274 per tonne for the six months ended June 30, 2019, compared to $240 per tonne for the same period a year ago due to the factors discussed above in the Overview.
The Potash segment’s sales volumes decreased to 4.0 million tonnes for the six months ended June 30, 2019, compared to 4.1 million tonnes in the same period a year ago due to the factors discussed in the Overview. In the prior year period, our sales volumes were unfavorably impacted by a change in the Canpotex revenue recognition policy.
Gross margin for the Potash segment increased to $366.5 million for the six months ended June 30, 2019, from $234.6 million for the same period in the prior year. Gross margin was favorably impacted by approximately $185 million, due to the increase in average selling prices. We also saw favorable foreign exchange impacts due to the strengthening of the U.S. Dollar against the Canadian Dollar. This was partially offset by approximately $45 million of higher Canadian resource taxes, $15 million in higher plant spending and fixed cost absorption, depreciation expense from the start-up of ore production at the Esterhazy K3 mineshaft and $5 million in lower sales volumes.
We incurred $103.3 million in Canadian resource taxes for the six months ended June 30, 2019, compared to $60.0 million in the same period a year ago. Canadian royalty expense increased to $22.2 million for the six months ended June 30, 2019, compared to $17.0 million for the six months ended June 30, 2018. The fluctuations in Canadian resource taxes and royalties is due to the items discussed in the three-month discussion above.
We incurred expense of $71.9 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2019, compared to $78.1 million in the prior year period.
Our operating rate was 84% for the current and prior year periods.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Six months ended
	June 30,		2019-2018		June 30,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net Sales	$832.7	$712.7	$120.0	17%	$1,530.7	$1,378.0	$152.7	11%
Cost of goods sold	797.5	659.7	137.8	21%	1,443.1	1,265.8	177.3	14%
Gross margin	$35.2	$53.0	$(17.8)	(34)%	$87.6	$112.2	$(24.6)	(22)%
Gross margin as a percent of net sales	4%	7%			6%	8%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	763	636	127	20%	1,175	1,063	112	11%
Potash produced in Brazil	81	66	15	23%	153	165	(12)	(7)%
Purchased nutrients for distribution	1,257	1,144	113	10%	2,301	2,202	99	4%
Total Mosaic Fertilizantes Segment Tonnes	2,101	1,846	255	14%	3,629	3,430	199	6%
Realized prices ($/tonne)
Average finished product selling price (destination)	$396	$386	$10	3%	$422	$402	$20	5%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	301	216	85	39%	463	286	177	62%
MicroEssentials® from Mosaic	356	392	(36)	(9)%	558	574	(16)	(3)%
Potash from Mosaic/Canpotex	558	770	(212)	(28)%	1,010	1,159	(149)	(13)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$378	$368	$10	3%	$394	$386	$8	2%
Sulfur (long ton)	$196	$200	$(4)	(2)%	$203	$203	$—	0%
Blended rock (metric tonne)	$106	$102	$4	4%	$104	$108	$(4)	(4)%
Production volume (in thousands of metric tonnes)	687	822	(135)	(16)%	1,576	1,809	(233)	(13)%
______________________________
Three months ended June 30, 2019 and 2018
The Mosaic Fertilizantes segment’s net sales increased to $832.7 million for the three months ended June 30, 2019, from $712.7 million in the same period a year ago. The increase in net sales was due to higher sales volumes, which favorably impacted net sales by approximately $100 million, and higher selling prices in the current year period, which favorably impacted net sales by approximately $20 million.
Our average finished product selling price was $396 per tonne for the three months ended June 30, 2019, compared to $386 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased to 2.1 million tonnes for the three months ended June 30, 2019, compared to 1.8 million tonnes in the same period a year ago, as the prior year was negatively impacted by logistical challenges driven by the nationwide truckers strike in Brazil.
Gross margin for the Mosaic Fertilizantes segment decreased to $35.2 million for the three months ended June 30, 2019, from $53.0 million in the same period of the prior year. The favorable impact of higher finished product prices of approximately $20 million was offset by higher costs, related to increased raw material costs, and costs for the temporary idling of our mines in Brazil, as discussed in the Overview. In addition, the prior year period included a positive impact of approximately $16 million related to the purchase price adjustment for the fair market value of inventory acquired in the Acquisition, primarily on rock. We expect our gross margin to be negatively impacted by increased rock costs and production costs for the remainder of 2019 due to the continued temporary idling of two of our phosphate mines in Brazil, as discussed in the Overview.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 16% to 0.7 million tonnes for the three months ended June 30, 2019, from 0.8 million tonnes in the prior year period. This decrease was primarily due to temporarily idling of three of our mines in Brazil, as discussed in the Overview. For the three months ended June 30, 2019, our operating rate decreased to 56%, compared to 67% in the same period of the prior year.
For the three months ended June 30, 2019, our Brazilian phosphate rock production decreased to 0.2 million tonnes from 1.0 million tonnes for the same period of the prior year, due to the temporary idling of three of our mines.  We expect our production of phosphate rock to remain low in the third quarter of 2019, as we work to bring the remaining two mines back to full production.
Six months ended June 30, 2019 and 2018
The Mosaic Fertilizantes segment’s net sales were $1.5 billion for the six months ended June 30, 2019 compared to $1.4 billion in the prior year period. The increase in net sales was due to higher selling prices in the current year period, which favorably impacted net sales by approximately $70 million and higher sales volumes, which favorably impacted net sales by approximately $80 million.
The average finished product selling price increased $20 per tonne to $422 per tonne for the six months ended June 30, 2019 compared to $402 per tonne in the prior year period, primarily due to factors mentioned above in the Overview.
The Mosaic Fertilizantes segment’s sales volume of 3.6 million tonnes increased 6% for the six months ended June 30, 2019, from 3.4 million tonnes in the same period a year ago, primarily due to factors mentioned above in the three-month discussion.
Total gross margin for the six months ended June 30, 2019, decreased to $87.6 million from $112.2 million in the same period in the prior year. The favorable impact of higher prices of approximately $70 million was partially offset by higher costs related to increased raw material costs and costs for the temporary idling of our mines in Brazil, as discussed in the Overview. In addition, the prior year period included a positive impact of approximately $46 million related to the purchase price adjustment for the fair market value of inventory acquired in the Acquisition, primarily on rock.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 13% to 1.6 million tonnes for the six months ended June 30, 2019, from 1.8 million tonnes in the prior year period. The decline in production is due to the factors discussed in the three-month discussion. For the six months ended June 30, 2019, our operating rate decreased to 64%, compared to 74% in the same period of the prior year.
For the six months ended June 30, 2019, our Brazilian phosphate rock production decreased to 1.0 million tonnes from 1.9 million tonnes for the same period of the prior year, due to the factors discussed in the three-month discussion.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 16 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the three and six months ended June 30, 2018, have been recast to reflect this change.
For the three months ended June 30, 2019, gross margin for Corporate, Eliminations and Other was a gain of $22.7 million, compared to a loss of $44.4 million for the same period in the prior year. The change was driven by a net unrealized gain of $7.1 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $33.3 million in the prior year period. Lower elimination of profit on intersegment sales in the current year period contributed to the change from the prior year by approximately $33.4 million. Distribution operations in India and China had revenue of $133.3 million and gross margin of $10.2 million in the current year period, compared to revenue of $137.9 million and gross margin of $12.6 million in the prior year period.

For the six months ended June 30, 2019, gross margin for Corporate, Eliminations and Other was a gain of $39.6 million, compared to a loss of $60.4 million for the same period in the prior year. The change was driven by a net unrealized gain of $32.0 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized loss of $45.6 million in the prior year period. Lower elimination of profit on intersegment sales in the current year period contributed to the change by approximately $29.9 million. Distribution operations in India and China had revenue of $226.5 million and gross margin of $19.2 million in the current year period, compared to revenue of $227.3 million and gross margin of $22.7 million in the prior year period.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2019-2018		June 30,		2019-2018
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Selling, general and administrative expenses	$78.1	$79.3	$(1.2)	(2)%	$171.6	$172.9	$(1.3)	(1)%
Plant City closure costs	369.4	—	369.4	NM	369.4	—	369.4	NM
Other operating expense	21.6	19.0	2.6	14%	35.5	86.8	(51.3)	(59)%
Interest expense	(53.1)	(55.7)	2.6	(5)%	(108.0)	(114.2)	6.2	(5)%
Interest income	7.1	10.6	(3.5)	(33)%	15.0	19.7	(4.7)	(24)%
Interest expense, net	(46.0)	(45.1)	(0.9)	2%	(93.0)	(94.5)	1.5	(2)%
Foreign currency transaction gain (loss)	20.8	(78.7)	99.5	NM	43.4	(110.9)	154.3	(139)%
Other expense	(3.7)	(2.4)	(1.3)	54%	(4.8)	(8.0)	3.2	(40)%
(Benefit from) provision for income taxes	(51.7)	3.7	(55.4)	NM	(5.1)	(46.2)	41.1	(89)%
Equity in net (loss) earnings of nonconsolidated companies	(11.2)	1.7	(12.9)	NM	(11.3)	(1.6)	(9.7)	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $78.1 million and $171.6 million for the three and six months ended June 30, 2019, respectively, were comparable to the same periods of prior year.
Plant City Closure Costs
On June 18, 2019, we announced the closure of our previously idled Plant City phosphates manufacturing facility in Hillsborough County, Florida. For the three months ended June 30, 2019, we recognized pre-tax costs of $369.4 million related to the permanent closure of this facility. These costs consisted of approximately $210 million related to the write-off of fixed assets, $126 million related to asset retirement obligations, and $34 million related to inventory and other reserves.
Other Operating Expense
For the three months ended June 30, 2019, we had other operating expenses of $21.6 million, compared to expenses of $19.0 million for the same period in the prior year. The three months ended June 30, 2019 include approximately $4 million of costs to capture expected future synergies associated with the Acquired Business, $3 million of integration costs related to the Acquisition and asset retirement obligation expense of $3 million related to a closed facility in Florida. These were partially offset by $8 million of insurance proceeds related to flooding that occurred at Miski Mayo in 2017. The prior year quarter included $5 million of integration costs related to the Acquisition and $6 million of costs to capture expected future synergies.
For the six months ended June 30, 2019, we had other operating expenses of $35.5 million, compared to expenses of $86.8 million for the same period in the prior year. The six months ended June 30, 2019 include approximately $8 million of integration costs related to the Acquisition and $7 million of costs to capture expected future synergies associated with the Acquired Business, compared to $31 million of fees and integration costs and $22 million to capture expected future synergies in the prior year period. The current year period also includes income of approximately $12 million generated by the fair value adjustment for the reduction in estimated future earn-out obligations related to the Acquisition and the insurance proceeds mentioned above.

Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction gains of $20.8 million and $43.4 million for the three and six months ended June 30, 2019, compared to foreign currency transaction losses of $78.7 million and $110.9 million for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, the gain was primarily the result of the effect of weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
For the three and six months ended June 30, 2018, the loss was primarily the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries and the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. denominated intercompany loans.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three months and six months ended June 30, 2019, we had equity in net loss of nonconsolidated companies of $11.2 million and $11.3 million, respectively, compared to equity in net earnings of nonconsolidated companies of $1.7 million and a loss of $1.6 million for the same periods in the prior year. This decrease is primarily related to the operations at MWSPC as they are not yet operating at full capacity.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

June 30, 2019	19.1%	$(51.7)
June 30, 2018	5.3%	3.7

Six months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
June 30, 2019	5.4%	$(5.1)
June 30, 2018	(72.6)%	(46.2)
Income tax expense was $(51.7) million and $(5.1) million, and the effective tax rate was 19.1% and 5.4% for the three and six months ended June 30, 2019.
For the three months ended June 30, 2019, tax expense specific to the period was a benefit of approximately $74.2 million. This consisted primarily of a tax benefit of $84.6 million related to the Plant City closure costs, tax expense of $15.0 million for changes in certain provisions of the U.S. Tax Cuts and Jobs Act (“The Act”), and a miscellaneous tax benefit of $4.6 million. The tax expense of $15.0 million related to certain provisions of The Act includes the anticipated reversal of a $21.2 million benefit recorded in December 31, 2018 that pertained to the one-time “deemed” repatriation. During the quarter, regulations were issued which addressed this item, resulting in the reversal. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended June 30, 2019, income tax expense was impacted by this set of rules, resulting in an additional benefit of $0.6 million compared to what would have been recorded under the general rule on a consolidated basis.

For the three months ended June 30, 2018, tax expense specific to the period was a benefit of approximately $13.1 million. This consisted primarily of a full release of $15.1 million of valuation allowances, related to our foreign tax credits, as a result of revisions to provisional estimates related to The Act. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S. including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $0.4 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $10.7 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2019, we invested $608.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At June 30, 2019, we had $1.98 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of June 30, 2019.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2019. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the six months ended June 30, 2019 and 2018:

(in millions)	Six months ended
	June 30,		2019-2018
Cash Flow	2019	2018	Change	Percent
Net cash provided by operating activities	$331.8	$736.0	$(404.2)	(55)%
Net cash used in investing activities	(687.6)	(1,417.1)	729.5	(51)%
Net cash used in financing activities	(121.5)	(383.2)	261.7	(68)%
Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $331.8 million, compared to $736.0 million for the six months ended June 30, 2018. Our results of operations, after non-cash adjustments to net earnings, contributed $704.7 million to cash flows from operating activities during the six months ended June 30, 2019, compared to a contribution of $483.1 million as computed on the same basis for the prior year period. During the six months ended June 30, 2019, we had an unfavorable working capital change of $372.9 million, compared to a favorable change of $252.9 million during the six months ended June 30, 2018.
The change in working capital for the six months ended June 30, 2019, was primarily driven by an increase in inventories of $413.6 million, partially offset by a decrease in accounts receivable of $167.9 million. The increase in inventories was primarily due to building inventory volumes. We had lower sales volumes in the current period, primarily due to the adverse weather conditions causing a delayed spring season in North America and higher pipeline inventories, as discussed in the Overview. The lower sales volumes also caused the decrease in accounts receivable compared to the prior year period.
The change in working capital for the six months ended June 30, 2018, was primarily driven by an increase in accounts payable and accrued liabilities of $517.1 million and a decrease in accounts receivable of $132.2 million, partially offset by increases in inventories and other assets of $369.6 million and $50.9 million, respectively. Accounts payable increased due to the timing of payments for inventory purchases and an increase in the cost of raw materials. Accrued expenses increased due liabilities associated with customer prepayments in Brazil, as they prepared for their high season. The change in accounts receivable was due to the timing of sales, as we had lower sales volumes in June 2018 compared to December 2017. The increase in inventories was primarily due to higher raw material costs and building inventory volumes, especially in the Mosaic Fertilizantes segment, in preparation for the high season in Brazil. The increase in other assets was primarily related to tax receivables.
Investing Activities
Net cash used in investing activities was $687.6 million for the six months ended June 30, 2019, compared to $1.4 billion for the same period a year ago. We had capital expenditures of $608.8 million for the six months ended June 30, 2019, compared to $424.4 million in the prior year period. The increase was due to the acceleration of the K3 mineshafts at our Esterhazy Potash mine and increased expenditures, as we have a larger asset base in Brazil related to the Acquired Business. We also purchased the Pine Bend distribution facility for $55.1 million during the six months ended June 30, 2019. In the prior year, we completed the Acquisition for approximately $1.0 billion.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019, was $121.5 million, compared to $383.2 million for the same period in the prior year. For the six months ended June 30, 2019, we had net proceeds from borrowings on short-term debt of $81.8 million, compared to $18.3 million in the prior year. These borrowings were used to fund incremental seasonal working capital needs in our international locations. We made net payments on structured accounts payable of $152.7 million, compared to $107.2 million in the prior year period. We also paid dividends of $28.9 million in the current year period compared to $19.2 million in the prior year period.
In the prior year period, we also made net payments on long-term debt of $274.7 million, including a prepayment of $200 million on our term loan.

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;

•	shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, including tariffs, particularly around U.S. - Chinese trade policies, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

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

•	brine inflows at our Esterhazy, Saskatchewan potash mines, as well as potential inflows at our other shaft mines;

•
accidents or other incidents involving our properties or operations, including potential fires, explosions, seismic events, sinkholes, unsuccessful tailings management, ineffective mine safety procedures, or releases of hazardous or volatile chemicals;

•	terrorism or other malicious intentional acts and costs associated with such acts;

•
cybersecurity risks, including attempts to gain unauthorized access to, or disable, our information technology systems, the potential misappropriation of assets or sensitive information, or our costs of addressing cybersecurity risks and attacks;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact of interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 15 to the Consolidated Financial Statements in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
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
As of June 30, 2019, and December 31, 2018, the fair value of our major foreign currency exchange contracts was ($11.9) million and $(49.1) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2019					As of December 31, 2018
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Year ending December 31,
	2019	2020	2021	2022		2019	2020	2021
Foreign Currency Exchange Forwards
Canadian Dollar					$(0.2)				$(40.7)
Notional (million US$) - long Canadian dollars	$399.6	$289.7	$138.2	$19.1		$651.3	$170.1	$138.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3087	1.3034	1.3025	1.3070		1.2989	1.2877	1.3025
Foreign Currency Exchange Collars
Indian Rupee					$(0.4)				$0.0
Notional (million US$)	$35.0	$—	$—	$—		$—	$—	$—
Weighted Average Participation Rate - Indian rupee to U.S. dollar	69.8286	—	—	—		—	—	—
Weighted Average Protection Rate - Indian rupee to U.S. dollar	72.2214	—	—	—		—	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$(9.4)				$(2.5)
Notional (million US$) - short Brazilian real	$644.8	$128.5	$—	$—		$535.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.9645	3.9693	—	—		3.8385	—	—
Notional (million US$) - long Brazilian real	$163.7	$3.7	$—	$—		$459.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	3.9116	4.0804	—	—		3.8333	—	—
Indian Rupee					$(1.9)				$(5.9)
Notional (million US$) - short Indian rupee	$151.9	$—	$—	$—		$137.9	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	70.1310	—	—	—		73.0517	—	—
Total Fair Value					$(11.9)				$(49.1)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.

Commodities
As of June 30, 2019, and December 31, 2018, the fair value of our natural gas commodities contracts was $(12.8) million and $(17.0) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2019					As of December 31, 2018
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2019	2020	2021	2022	Fair Value	2019	2020	2021	2022	Fair Value
Natural Gas Swaps					$(12.8)					$(17.0)
Notional (million MMBtu) - long	10.1	21.4	18.5	4.9		20.4	15.8	13.2	2.9
Weighted Average Rate (US$/MMBtu)	$2.20	$1.96	$1.98	$1.83		$2.22	$1.92	$1.73	$1.47
Total Fair Value					$(12.8)					$(17.0)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of June 30, 2019, and December 31, 2018, the fair value of our interest rate contracts was $11.2 million and $(9.5) million, respectively. Further information regarding our interest rate contracts is included in Note 13 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2019.

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
We own and maintain 11 tailings dams in Brazil. In response to an unaffiliated dam collapse in Brazil, we arranged for an independent third-party assessment of all our Brazilian dams, which we completed during the second quarter of 2019. Recently, Brazil’s National Mining Agency implemented new regulatory standards. As a result of these inspections and the new regulatory standards, we have temporarily idled operations at four tailings dams and the three related mines at Araxá, Tapira and Catalão. We recently resumed full mining operations at Catalão and partial mining operations at Tapira. In addition, we continue to augment our existing practices in an effort to reduce the risk of catastrophic failure and expect to bring all our tailings dams to be in compliance with Brazilian safety requirements. As part of our remediation efforts, and in the ordinary course of business, we plan to build and license new dams in Brazil.
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
We made no share repurchases during the six months ended June 30, 2019.
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

August 6, 2019