Form 10-Q
period 2019-09-30
MOSAIC CO
filed 2019-11-05
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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
101 East Kennedy Blvd
Suite 2500
Tampa, Florida 33602
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 378,762,651 shares of Common Stock as of November 1, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,753.4	$2,928.1	$6,830.0	$7,066.8
Cost of goods sold	2,473.5	2,432.6	6,013.4	6,034.6
Gross margin	279.9	495.5	816.6	1,032.2
Selling, general and administrative expenses	78.2	78.5	249.8	251.4
Plant City closure (benefit) costs	(15.6)	—	353.8	—
Other operating expense	77.8	23.7	113.3	110.5
Operating earnings	139.5	393.3	99.7	670.3
Interest expense, net	(43.2)	(40.9)	(136.2)	(135.4)
Foreign currency transaction (loss)	(53.8)	(2.2)	(10.4)	(113.1)
Other income (expense)	9.7	(7.6)	4.9	(15.6)
Earnings (loss) from consolidated companies before income taxes	52.2	342.6	(42.0)	406.2
Provision for income taxes	69.2	90.6	64.1	44.4
(Loss) earnings from consolidated companies	(17.0)	252.0	(106.1)	361.8
Equity in net (loss) of nonconsolidated companies	(23.0)	(2.3)	(34.3)	(3.9)
Net (loss) earnings including noncontrolling interests	(40.0)	249.7	(140.4)	357.9
Less: Net gain attributable to noncontrolling interests	4.1	2.2	6.0	0.2
Net (loss) earnings attributable to Mosaic	$(44.1)	$247.5	$(146.4)	$357.7
Basic net (loss) earnings per share attributable to Mosaic	$(0.11)	$0.64	$(0.38)	$0.93
Basic weighted average number of shares outstanding	385.0	385.5	385.5	384.5
Diluted net (loss) earnings per share attributable to Mosaic	$(0.11)	$0.64	$(0.38)	$0.93
Diluted weighted average number of shares outstanding	385.0	387.5	385.5	386.1

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) earnings including noncontrolling interest	$(40.0)	$249.7	$(140.4)	$357.9
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain, net of tax	(186.6)	0.5	(27.6)	(467.6)
Net actuarial gain and prior service cost, net of tax	2.5	3.4	0.2	7.4
Amortization of gain on interest rate swap, net of tax	0.5	0.6	1.6	1.7
Net (loss) gain on marketable securities held in trust fund, net of tax	(6.4)	1.6	15.3	(3.6)
Other comprehensive (loss) income	(190.0)	6.1	(10.5)	(462.1)
Comprehensive (loss) income	(230.0)	255.8	(150.9)	(104.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.6	2.8	3.8	(5.8)
Comprehensive (loss) income attributable to Mosaic	$(231.6)	$253.0	$(154.7)	$(98.4)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$641.1	$847.7
Receivables, net	801.4	838.5
Inventories	2,294.3	2,270.2
Other current assets	388.5	280.6
Total current assets	4,125.3	4,237.0
Property, plant and equipment, net of accumulated depreciation of $7,527.0 million and $6,934.5 million, respectively	11,943.4	11,746.5
Investments in nonconsolidated companies	787.5	826.6
Goodwill	1,731.8	1,707.5
Deferred income taxes	371.4	343.8
Other assets	1,480.7	1,257.8
Total assets	$20,440.1	$20,119.2
Liabilities and Equity
Current liabilities:
Short-term debt	$88.0	$11.5
Current maturities of long-term debt	42.9	26.0
Structured accounts payable arrangements	692.0	572.8
Accounts payable	766.1	780.9
Accrued liabilities	1,135.5	1,092.5
Total current liabilities	2,724.5	2,483.7
Long-term debt, less current maturities	4,533.2	4,491.5
Deferred income taxes	1,150.8	1,080.6
Other noncurrent liabilities	1,720.4	1,458.7
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,643,771 shares issued and 380,045,964 shares outstanding as of September 30, 2019, 389,242,360 shares issued and 385,470,085 shares outstanding as of December 31, 2018	3.8	3.8
Capital in excess of par value	881.3	985.9
Retained earnings	10,880.7	11,064.7
Accumulated other comprehensive loss	(1,665.4)	(1,657.1)
Total Mosaic stockholders' equity	10,100.4	10,397.3
Noncontrolling interests	210.8	207.4
Total equity	10,311.2	10,604.7
Total liabilities and equity	$20,440.1	$20,119.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$(140.4)	$357.9
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	649.6	648.8
Amortization of acquired inventory	(5.5)	(47.4)
Deferred and other income taxes	(2.9)	(12.3)
Equity in net loss of nonconsolidated companies, net of dividends	39.4	11.0
Accretion expense for asset retirement obligations	44.3	37.2
Share-based compensation expense	25.0	25.7
Unrealized loss (gain) on derivatives	(55.9)	14.3
Plant City closure costs	353.8	—
Loss on sale of fixed assets	15.2	—
Other	(4.8)	21.2
Changes in assets and liabilities, excluding effects of acquisition:
Receivables, net	33.2	(31.6)
Inventories	(99.1)	(198.1)
Other current and noncurrent assets	(63.2)	(75.9)
Accounts payable and accrued liabilities	59.3	466.5
Other noncurrent liabilities	(30.2)	42.5
Net cash provided by operating activities	817.8	1,259.8
Cash Flows from Investing Activities:
Capital expenditures	(931.1)	(665.4)
Purchases of available-for-sale securities - restricted	(484.3)	(486.1)
Proceeds from sale of available-for-sale securities - restricted	468.2	470.5
Investments in consolidated affiliate	—	(3.6)
Proceeds from sale of fixed assets	—	9.3
Acquisition, net of cash acquired	—	(985.3)
Purchase of assets	(55.1)	—
Purchases of held-to-maturity securities	(14.5)	—
Proceeds from sale of held-to-maturity securities	2.3	—
Other	0.4	(0.3)
Net cash used in investing activities	(1,014.1)	(1,660.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(441.7)	(120.1)
Proceeds from issuance of short-term debt	521.3	145.2
Payments of structured accounts payable arrangements	(762.5)	(582.4)
Proceeds from structured accounts payable arrangements	865.2	590.2
Payments of long-term debt	(32.9)	(722.4)
Proceeds from issuance of long-term debt	—	39.3
Repurchases of stock	(117.1)	—
Cash dividends paid	(48.2)	(28.9)
Other	(0.4)	(0.5)
Net cash used in financing activities	(16.3)	(679.6)
Effect of exchange rate changes on cash	0.1	(62.8)
Net change in cash, cash equivalents and restricted cash	(212.5)	(1,143.5)
Cash, cash equivalents and restricted cash - December 31	871.0	2,194.4
Cash, cash equivalents and restricted cash - September 30	$658.5	$1,050.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$641.1	$1,029.9
Restricted cash in other current assets	8.6	8.2
Restricted cash in other assets	8.8	12.8
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$658.5	$1,050.9

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $20.9 and $17.0 for the nine months ended September 30, 2019 and 2018, respectively)	$116.5	$97.6
Income taxes (net of refunds)	114.3	13.2

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
			Capital in Excess of Par Value		Accumulated Other Comprehensive (Loss)
	Common Stock	Common Stock		Retained Earnings		Noncontrolling Interests	Total Equity

Balance as of June 30, 2018	385.4	$3.8	$981.7	$10,734.1	$(1,523.2)	$219.3	$10,415.7
Total comprehensive income	—	—	—	247.5	5.5	2.8	255.8
Vesting of restricted stock units	0.1	—	(0.3)	—	—	—	(0.3)
Stock based compensation	—	—	2.4	—	—	—	2.4
Dividends ($0.025 per share)	—	—	—	(9.9)	—	—	(9.9)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Equity from noncontrolling interests	—	—	—	—	—	(10.3)	(10.3)
Balance as of September 30, 2018	385.5	$3.8	$983.8	$10,971.7	$(1,517.7)	$211.7	$10,653.3

Balance as of December 31, 2017	351.0	$3.5	$44.5	$10,631.1	$(1,061.6)	$21.6	$9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	357.7	(456.1)	(5.8)	(104.2)
Vesting of restricted stock units	0.3	—	(3.4)	—	—	—	(3.4)
Stock based compensation	—	—	23.0	—	—	—	23.0
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.05 per share)	—	—	—	(19.8)	—	—	(19.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Equity from noncontrolling interests	—	—	—	—	—	196.4	196.4
Balance as of September 30, 2018	385.5	$3.8	$983.8	$10,971.7	$(1,517.7)	$211.7	$10,653.3

Balance as of June 30, 2019	385.9	$3.8	$1,002.9	$10,944.2	$(1,477.9)	$209.3	$10,682.3
Total comprehensive income (loss)	—	—	—	(44.1)	(187.5)	1.6	(230.0)
Stock based compensation	—	—	2.9	—	—	—	2.9
Share repurchases	(5.8)	—	(124.5)	—	—	—	(124.5)
Dividends ($0.05 per share)	—	—	—	(19.4)	—	—	(19.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2019	380.1	$3.8	$881.3	$10,880.7	$(1,665.4)	$210.8	$10,311.2

Balance as of December 31, 2018	385.5	3.8	985.9	11,064.7	(1,657.1)	207.4	10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—	—	(146.4)	(8.3)	3.8	(150.9)
Vesting of restricted stock units	0.4	—	(5.1)	—	—	—	(5.1)
Stock based compensation	—	—	25.0	—	—	—	25.0
Share repurchases	(5.8)	—	(124.5)	—	—	—	(124.5)
Dividends ($0.10 per share)	—	—	—	(38.2)	—	—	(38.2)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Balance as of September 30, 2019	380.1	$3.8	$881.3	$10,880.7	$(1,665.4)	$210.8	$10,311.2

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

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the three and nine months ended September 30, 2018, have been recast to reflect this change. See Note 18 of the Condensed Consolidated Financial Statements in this report for segment results.
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
3. Recently Issued Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the accounting for credit losses on financial instruments within its scope. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade and other receivables, and modifies the impairment model for available-for-sale (“AFS”) debt securities. The guidance amends the current other-than-temporary impairment model for AFS debt securities and provides that any impairment related to credit losses be recognized as an allowance (which could be reversed) rather than as a permanent reduction in the amortized cost basis of that security. This standard is effective for us beginning January 1, 2020, with early adoption permitted. We are assessing the requirements of

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

this standard related to our trade receivables and AFS debt securities, but do not expect it to significantly impact our consolidated results of operations or financial condition.
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
We have operating and finance leases for heavy mobile equipment, railcars, fleet vehicles, field and plant equipment, river and cross-Gulf vessels, corporate offices, land, and computer equipment. Our leases have remaining lease terms of 1 year to 29 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year. As of September 30, 2019, assets recorded under finance leases, included within property, plant and equipment, were $409.8 million, and accumulated depreciation associated with finance leases was $47.2 million. As of September 30, 2019, assets recorded under operating leases were $212.6 million, included in other assets.
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
The components of lease expense, included primarily within cost of goods sold and selling, general and administrative expenses, were as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(in millions)
Operating lease cost	$25.9	$79.5
Finance lease cost:
Amortization of right-of-use assets	$6.8	$19.4
Interest on lease liabilities	3.8	11.3
	$10.6	$30.7

Short-term lease cost	$2.9	$8.7
Variable lease cost	5.6	15.6
Total lease cost	$45.0	$134.5
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81.3
Operating cash flows from finance leases	$8.0
Financing cash flows from finance leases	$27.7

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50.4
Finance leases	$71.8
Other information related to leases was as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	4.8 years
Finance leases	5.0 years

Weighted Average Discount Rate
Operating leases	6.5%
Finance leases	3.9%

Future lease payments under non-cancellable leases recorded as of September 30, 2019, were as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Operating Leases	Finance Leases
(in millions)
2019 (excluding the nine months ended September 30, 2019)	$24.6	$12.1
2020	76.4	48.3
2021	51.1	51.6
2022	35.3	43.5
2023	24.9	75.2
Thereafter	39.1	182.3
Total future lease payments	$251.4	$413.0
Less imputed interest	(36.2)	(68.6)
Total	$215.2	$344.4

Reported as of September 30, 2019
Accrued liabilities	$72.3	$—
Current maturities of long-term debt	—	37.5
Other noncurrent liabilities	142.9	—
Long-term debt, less current maturities	—	306.9
Total	$215.2	$344.4
A schedule of our minimum lease payments under non-cancelable capital and operating leases as of December 31, 2018 is as follows:

(in millions)	Operating Leases	Capital Leases
2019	$97.5	$20.4
2020	76.8	26.4
2021	54.7	23.4
2022	36.6	17.2
2023	28.1	48.9
Subsequent years	30.9	165.9
	$324.6	$302.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2019	December 31, 2018

Other current assets
Income and other taxes receivable	$236.0	$149.2
Prepaid expenses	110.2	86.8
Other	42.3	44.6
	$388.5	$280.6

Other assets
Restricted cash	$8.8	$15.8
MRO inventory	126.1	134.6
Marketable securities held in trust	685.8	632.3
Operating lease right-of-use assets	212.6	—
Indemnification asset	29.9	30.7
Long-term receivable	75.4	91.7
Other	342.1	352.7
	$1,480.7	$1,257.8

Accrued liabilities
Accrued dividends	$0.9	$11.8
Payroll and employee benefits	143.7	217.5
Asset retirement obligations	164.6	136.3
Customer prepayments (a)	283.6	199.8
Accrued income tax	67.4	65.5
Operating lease obligation	72.3	—
Other	403.0	461.6
	$1,135.5	$1,092.5

Other noncurrent liabilities
Asset retirement obligations	$1,136.5	$1,023.8
Operating lease obligation	142.9	—
Accrued pension and postretirement benefits	141.5	146.3
Unrecognized tax benefits	34.2	33.0
Other	265.3	255.6
	$1,720.4	$1,458.7

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) earnings attributable to Mosaic	$(44.1)	$247.5	$(146.4)	$357.7
Basic weighted average number of shares outstanding	385.0	385.5	385.5	384.5
Dilutive impact of share-based awards	—	2.0	—	1.6
Diluted weighted average number of shares outstanding	385.0	387.5	385.5	386.1
Basic net (loss) earnings per share attributable to Mosaic	$(0.11)	$0.64	$(0.38)	$0.93
Diluted net (loss) earnings per share attributable to Mosaic	$(0.11)	$0.64	$(0.38)	$0.93

A total of 2.7 million and 2.5 million shares of common stock subject to issuance upon exercise of stock options for the three and nine months ended September 30, 2019 and 2.0 million and 2.6 million for the three and nine months ended September 30, 2018, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
7. Income Taxes
During the nine months ended September 30, 2019, gross unrecognized tax benefits increased by $1.4 million to $39.5 million. The increase is primarily related to Canadian tax positions. If recognized, approximately $24.0 million of the $39.5 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $6.8 million and $4.9 million as of September 30, 2019 and December 31, 2018, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2019, tax expense specific to the period was a cost of approximately $19.8 million. This consisted primarily of tax expense of $5.6 million related to changes in estimates related to prior years, $3.3 million related to the Plant City closure costs, and $10.9 million for valuation allowances in foreign jurisdictions. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended September 30, 2019, income tax expense was impacted by this set of rules, resulting in an additional cost of $14.7 million compared to what would have been recorded under the general rule on a consolidated basis.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended September 30, 2018, tax expense specific to the period was approximately $30.7 million. This consisted primarily of $29.8 million related to revised year-to-date accounting in 2018 for the valuation allowances on foreign tax credits, and $8.3 million as a result of revisions to the provisional estimates related to the 2017 Tax Cuts and Jobs Act (the "Act"). This was partially offset by a change in sequestration charge on AMT refunds of $2.7 million, $5.1 million related to the effect on deferred income tax liabilities of a decrease in the statutory tax rate in the U.S as a result of the Act, and other miscellaneous benefits of $0.4 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S. including foreign tax credits for various taxes incurred.
8. Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018

Raw materials	$86.2	$147.5
Work in process	592.8	625.5
Finished goods	1,454.9	1,343.8
Final price deferred(a)	43.1	39.3
Operating materials and supplies	117.3	114.1
	$2,294.3	$2,270.2

______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.
9. Goodwill
Mosaic had goodwill of $1.7 billion at September 30, 2019 and December 31, 2018. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2018	$588.6	$1,000.4	$106.4	$12.1	$1,707.5
Foreign currency translation	—	26.7	(2.4)	—	24.3
Balance as of September 30, 2019	$588.6	$1,027.1	$104.0	$12.1	$1,731.8

We performed a review of goodwill in the quarter ended September 30, 2019, and no impairment was identified. However, based on our qualitative evaluation, we determined that our Phosphates and Potash reporting units had estimated fair values that were not significantly in excess of their respective carrying values, at 12.1% and 9.4%, respectively, and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our other reporting units have substantial fair value in excess of their carrying values.
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
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the nine months ended September 30, 2019.
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
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2019 and December 31, 2018 are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$5.8	$—	$—	$5.8
Level 2
Corporate debt securities	183.9	6.4	(0.2)	190.1
Municipal bonds	187.2	4.3	(0.4)	191.1
U.S. government bonds	284.5	3.8	(1.4)	286.9
Total	$661.4	$14.5	$(2.0)	$673.9

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.0	$—	$—	$4.0
Level 2
Corporate debt securities	180.8	0.3	(4.3)	176.8
Municipal bonds	186.1	0.5	(3.4)	183.2
U.S. government bonds	262.1	3.3	—	265.4
Total	$633.0	$4.1	$(7.7)	$629.4

The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of September 30, 2019 and December 31, 2018.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2019		December 31, 2018
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$11.8	$—	$43.9	$(0.6)
Municipal bonds	24.1	(0.1)	12.3	—
U.S. government bonds	199.8	(1.4)	—	—
Total	$235.7	$(1.5)	$56.2	$(0.6)

	September 30, 2019		December 31, 2018
	Greater than 12 months		Greater than 12 months
	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Corporate debt securities	$30.0	$(0.2)	$103.4	$(3.7)
Municipal bonds	22.2	(0.3)	117.5	(3.4)
U.S. government bonds	—	—	—	—
Total	$52.2	$(0.5)	$220.9	$(7.1)
______________________________

(a)	Represents the aggregate of the gross unrealized losses that have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018.
The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2019. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2019
Due in one year or less	$35.7
Due after one year through five years	228.4
Due after five years through ten years	366.3
Due after ten years	37.7
Total debt securities	$668.1

For the three and nine months ended September 30, 2019, realized gains were $12.9 million and $16.2 million, respectively, and realized losses were immaterial and $1.6 million, respectively. For the three and nine months ended September 30, 2018, realized gains were immaterial and realized losses were $6.8 million and $12.9 million, respectively.
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
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2019	December 31, 2018
AROs, beginning of period	$1,160.1	$859.3
Liabilities acquired in the Acquisition	—	258.9
Liabilities incurred	11.8	27.8
Liabilities settled	(83.4)	(69.6)
Accretion expense	44.3	48.0
Revisions in estimated cash flows	177.4	78.2
Foreign currency translation	(9.1)	(42.5)
AROs, end of period	1,301.1	1,160.1
Less current portion	164.6	136.3
	$1,136.5	$1,023.8

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
At September 30, 2019 and December 31, 2018, the aggregate amounts of AROs associated with the Plant City Facility and Bonnie Facility gypstack closure costs included in our Condensed Consolidated Balance Sheets were $215.9 million and $109.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
12. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $43.7 million and $58.6 million as of September 30, 2019 and December 31, 2018, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of September 30, 2019, the sinkhole repairs were substantially complete, with $80.2 million spent in remediation and sinkhole-related costs through this date. We estimate remaining costs will be approximately $0.6 million. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the “CAA”) regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 16, 2010, EPA issued a notice of violation to CF (the “CF NOV”) with respect to “New Source Review” compliance at the Plant City Facility's sulfuric acid plants and the allegations in the CF NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in the CF NOV.
We have been engaged in settlement discussions with U.S. EPA and the Department of Justice, originating with the allegations of violations of Clean Air Act Prevention of Significant Deterioration (“PSD”) permitting requirements at the Plant City sulfuric acid plants and encompassing injunctive relief regarding sulfur dioxide emissions across Mosaic’s Florida sulfuric acid plant fleet.  With the closure of Plant City fertilizer operations, there is no longer a need to reach resolution with the government on injunctive relief (i.e., reduction of sulfur dioxide emissions) at that facility.  Furthermore, the DOJ has determined that there is no basis for proceeding with a settlement, as EPA and the DOJ have not currently alleged any violations of the Clean Air Act PSD permitting requirements at any other of Mosaic’s Florida sulfuric acid plants.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We cannot predict at this time whether EPA and DOJ will initiate an enforcement action in the future with respect to “New Source Review” compliance at our Florida sulfuric acid plants or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action.
Uncle Sam Gypstack. In January 2019, we observed lateral movement of the north slope of our active phosphogypsum stack at the Uncle Sam facility in Louisiana.  The observation was reported to the Louisiana Department of Environmental Quality and the U.S. EPA.  We continue to provide updates to the agencies on the movement, which has slowed following actions we have taken, which include reducing process water volume stored atop the stack to reduce the active load causing the movement; constructing a stability berm at the base of the slope to increase resistance; and removing gypsum from the north side to the south stack. These steps have improved slope stability and reduced slope movement. There has been no loss of containment resulting from the movement observed, and none is expected. Although continued lateral movement on the north slope could have a material effect on our future operations at that facility, we cannot predict the prospective impact on our results of operations at this time.
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
Louisiana Parishes Coastal Zone Cases
Several Louisiana parishes and the City of New Orleans have filed lawsuits against hundreds of oil and gas companies seeking regulatory, restoration and compensatory damages in connection with historical oil, gas and sulfur mining and transportation operations in the coastal zone of Louisiana. Mosaic is the corporate successor to certain companies which performed these types of operations in the coastal zone of Louisiana. Mosaic has been named in two of the lawsuits filed to date. In addition, in several other cases, historical oil, gas and sulfur operations which may have been related to Mosaic’s corporate predecessors have been identified in the complaints. Based upon information known to date, Mosaic has contractual indemnification rights against third parties for any loss or liability arising out of these claims pursuant to indemnification agreements entered into by Mosaic’s corporate predecessor(s) with third parties. There may also be insurance contracts which may respond to some or all of the claims. However, the financial ability of the third party indemnitors, the extent of potential insurance coverage and the extent of potential liability from these claims is currently unknown.
In September 2019, legal counsel for several of the parishes announced that an agreement had been reached to settle the claims against Mosaic and its corporate predecessors, subject to approval by the participating parishes and the State of Louisiana. In connection with that settlement agreement, the proposed settlement payment obligations would be paid by third party indemnitors.
Phosphate Mine Permitting in Florida
Denial of the permits sought at any of our mines, issuance of the permits with cost-prohibitive conditions, substantial delays in issuing the permits, legal actions that prevent us from relying on permits or revocation of permits may create

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $1.1 billion. We estimate that our probable aggregate loss with respect to these claims is approximately $58.1 million, which amount is included in our accrued liabilities in our Condensed Consolidated Balance Sheet at September 30, 2019.
Approximately $738.5 million of the maximum potential loss relates to labor claims, such as in-house and third party

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

employees’ judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $40.0 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet at September 30, 2019. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to adversely change in the future, our maximum potential exposure could increase and additional accruals could be required.
Approximately $2.6 million of the above mentioned $40.0 million reserves relates to a purported class action filed by one of the unions claiming additional payment for occupational hazard due to the alleged exposure of workers at the Company’s potash mine at Rosário do Catete, Sergipe, to explosive gases that could be found during the mining process. The matter currently is before the Brazilian Labor Supreme Court.
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $140.4 million. We estimate that our probable aggregate loss regarding these claims is approximately $5.4 million, which has been accrued at September 30, 2019. The majority of the reserves involves a claim filed in 2012 by the State Public Prosecutor Office, alleging that the Company delayed construction of an effluent treatment plant, thereby subjecting it to a fine under the commitment agreement.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $16.1 million. We estimate that our probable aggregate loss regarding these claims is approximately $9.2 million, which has been accrued at September 30, 2019. The majority of the reserves involves an arbitration proceeding initiated by EMS/GEOFOCUS ("EMS") in which Mosaic was ordered to indemnify EMS for the costs of exploring certain mining rights on behalf of Mosaic.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real estate disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $173.0 million. We estimate that the probable aggregate loss with respect to these matters is approximately $3.4 million.
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
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending. The amount involved in the proceeding is $33.4 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $460.0 million, of which $216.0 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $285.0 million of the maximum potential liability relates to a Brazilian federal value-added tax, PIS and Cofins, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate accruals, which are immaterial, for the probable liability with respect to these Brazilian judicial and administrative proceedings. If the status of similar tax cases involving unrelated taxpayers changes in the future, additional accruals could be required.
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
13. Accounting for Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of September 30, 2019 and December 31, 2018, the gross asset position of our derivative instruments was $38.2 million and $13.4 million, respectively, and the gross liability position of our liability instruments was $37.0 million and $89.4 million, respectively.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of September 30, 2019, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with our intent to have floating rate debt as a portion of our outstanding debt, in December 2016 and the first quarter of 2017, we entered into four and five, respectively, fixed-to-floating interest rate swap agreements, with a total notional amount of $310.0 million and $275.0 million, respectively, related to our Senior Notes due 2023.
As of September 30, 2019 and December 31, 2018, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2019	December 31, 2018
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,979.7	2,091.7
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	48.7	52.2

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2019 and December 31, 2018, was $19.7 million and $37.9 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019, we would have been required to post an additional $17.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
14. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2019 and December 31, 2018, the gross asset position of our foreign currency derivative instruments was $19.7 million and $13.1 million, respectively, and the gross liability position of our foreign currency derivative instruments was $29.8 million and $62.2 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2019 and December 31, 2018, the gross asset position of our commodity derivative instruments was $2.1 million and $0.3 million, respectively, and the gross liability position of our commodity instruments was $7.2 million and $17.7 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of September 30, 2019 and December 31, 2018, the gross asset position of our interest rate swap instruments was $16.4 million and zero, respectively, and the gross liability position of our interest rate swap instruments was zero and $9.5 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$641.1	$641.1	$847.7	$847.7
Accounts Receivables	801.4	801.4	838.5	838.5
Accounts payable	766.1	766.1	780.9	780.9
Structured accounts payable arrangements	692.0	692.0	572.8	572.8
Short-term debt	88.0	88.0	11.5	11.5
Long-term debt, including current portion	4,576.1	4,848.5	4,517.5	4,554.6

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
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2019 and December 31, 2018, the net amount due (to) from our non-consolidated companies totaled $(105.4) million and $95.2 million, respectively. These amounts include a long-term indemnification asset of $29.9 million from Vale S.A. for reimbursement of pension plan obligations.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Transactions with non-consolidated companies included in net sales	$273.6	$248.3	$825.4	$579.0
Transactions with non-consolidated companies included in cost of goods sold	396.7	426.8	947.5	817.5

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $2.4 million and $7.0 million is included in revenue for the three and nine months ended September 30, 2019, respectively.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2019 and December 31, 2018, $80.5 million and $75.3 million in bridge loans, respectively, which are eliminated in consolidation, were outstanding, relating to the cancelled second barge and the remaining tug. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2018, and no additional charges were recorded in 2018 or 2019.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the nine months ended September 30, 2019:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Balance at December 31, 2018	$(1,547.4)	$(105.3)	$1.1	$(5.5)	$(1,657.1)
Other comprehensive income (loss)	(27.6)	0.2	1.6	15.3	(10.5)
Amount attributable to noncontrolling interest	2.2	—	—	—	2.2
Balance at September 30, 2019	$(1,572.8)	$(105.1)	$2.7	$9.8	$(1,665.4)

17. Share Repurchases
In May 2015, our Board of Directors authorized a $1.5 billion share repurchase program (the “2015 Repurchase Program”), allowing Mosaic to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date.
During the three and nine months ended September 30, 2019, we repurchased 5.8 million shares of Common Stock under the 2015 Repurchase Program for approximately $125 million, of which approximately $7 million is included in accrued liabilities at September 30, 2019. We previously repurchased 15,765,025 shares under the 2015 Repurchase Program. The remaining amount that can be repurchased under this program is $725.4 million. In October 2019, we repurchased an additional 1.3 million shares of Common Stock for approximately $25 million.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For a description of our business segments, see Note 1 to the Condensed Consolidated Financial Statements. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the three and nine months ended September 30, 2018, have been recast to reflect this change.
Segment information for the three and nine months ended September 30, 2019 and 2018 was as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended September 30, 2019
Net sales to external customers	$615.6	$609.1	$1,388.3	$140.4	$2,753.4
Intersegment net sales	204.3	7.3	—	(211.6)	—
Net sales	819.9	616.4	1,388.3	(71.2)	2,753.4
Gross margin	(19.3)	158.3	132.1	8.8	279.9
Canadian resource taxes	—	58.1	—	—	58.1
Gross margin (excluding Canadian resource taxes)	(19.3)	216.4	132.1	8.8	338.0
Operating earnings (loss)	(69.9)	148.1	98.1	(36.8)	139.5
Capital expenditures	123.6	153.1	43.2	2.4	322.3
Depreciation, depletion and amortization expense	108.9	63.1	33.6	5.2	210.8
Three months ended September 30, 2018
Net sales to external customers	$801.1	$603.0	$1,399.8	$124.2	$2,928.1
Intersegment net sales	240.4	6.0	—	(246.4)	—
Net sales	1,041.5	609.0	1,399.8	(122.2)	2,928.1
Gross margin	180.0	160.9	152.0	2.6	495.5
Canadian resource taxes	—	40.5	—	—	40.5
Gross margin (excluding Canadian resource taxes)	180.0	201.4	152.0	2.6	536.0
Operating earnings (loss)	169.2	148.9	124.0	(48.8)	393.3
Capital expenditures	103.4	97.5	39.9	0.2	241.0
Depreciation, depletion and amortization expense	100.9	72.7	35.9	5.0	214.5
Nine months ended September 30, 2019
Net sales to external customers	$1,814.3	$1,698.3	$2,919.0	$398.4	$6,830.0
Intersegment net sales	729.0	20.7	—	(749.7)	—
Net sales	2,543.3	1,719.0	2,919.0	(351.3)	6,830.0
Gross margin	23.7	524.8	219.7	48.4	816.6
Canadian resource taxes	—	161.4	—	—	161.4
Gross margin (excluding Canadian resource taxes)	23.7	686.2	219.7	48.4	978.0
Operating earnings (loss)	(419.5)	497.9	127.8	(106.5)	99.7
Capital expenditures	366.1	423.6	135.8	5.6	931.1
Depreciation, depletion and amortization expense	317.4	219.7	97.2	15.3	649.6
Nine months ended September 30, 2018
Net sales to external customers	$2,345.7	$1,564.5	$2,777.8	$378.8	$7,066.8
Intersegment net sales	614.9	17.7	—	(632.6)	—
Net sales	2,960.6	1,582.2	2,777.8	(253.8)	7,066.8
Gross margin	430.3	395.5	264.2	(57.8)	1,032.2
Canadian resource taxes	—	100.5	—	—	100.5
Gross margin (excluding Canadian resource taxes)	430.3	496.0	264.2	(57.8)	1,132.7
Operating earnings (loss)	388.9	362.0	154.2	(234.8)	670.3
Capital expenditures	295.1	281.4	86.6	2.3	665.4
Depreciation, depletion and amortization expense	302.3	221.2	109.9	15.4	648.8
______________________________

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three and nine months ended September 30, 2019, distribution operations in India and China had revenue of $134.3 million and $360.8 million, respectively, and gross margin of $0.4 million and $19.6 million, respectively. For the three and nine months ended September 30, 2018, distribution operations in India and

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

China had revenue of $117.8 million and $345.1 million, respectively, and gross margin of $9.4 million and $32.1 million, respectively.

Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net sales(a):
Brazil	$1,347.3	$1,388.4	$2,831.0	$2,779.5
Canpotex(b)	272.1	245.8	811.4	557.9
Canada	157.0	160.1	435.3	436.4
China	48.8	52.9	172.7	169.2
India	85.2	64.9	185.3	180.0
Mexico	28.6	25.9	108.8	108.0
Argentina	25.3	26.9	97.7	60.3
Australia	12.0	16.8	68.1	101.0
Paraguay	38.7	40.2	86.2	78.9
Peru	27.1	23.9	73.3	57.0
Colombia	28.7	22.8	67.3	80.1
Chile	11.9	—	32.1	22.6
Thailand	5.6	5.6	18.8	22.2
Dominican Republic	4.5	8.1	13.5	10.6
Japan	1.8	21.3	10.8	79.2
Honduras	3.6	9.7	11.7	25.5
Other	18.6	10.5	44.1	48.5
Total international countries	2,116.8	2,123.8	5,068.1	4,816.9
United States	636.6	804.3	1,761.9	2,249.9
Consolidated	$2,753.4	$2,928.1	$6,830.0	$7,066.8
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	Canpotex is the export association of the Saskatchewan potash producers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Sales by product type:
Phosphate Crop Nutrients	$736.7	$906.0	$1,904.6	$2,241.4
Potash Crop Nutrients	891.9	865.8	2,175.9	1,975.5
Crop Nutrient Blends	509.0	497.0	1,089.8	1,031.8
Specialty Products(a)	470.7	536.9	1,207.6	1,383.0
Phosphate Rock	14.1	—	33.5	29.8
Other(b)	131.0	122.4	418.6	405.3
	$2,753.4	$2,928.1	$6,830.0	$7,066.8
____________________________

(a)	Includes sales of MicroEssentials®, K-Mag, Aspire and animal feed ingredients.

(b)	Includes sales of industrial potash, nitrogen and other products.
19. Plant City Closure Costs
On June 18, 2019, we announced the permanent closure of the Plant City Facility. We temporarily idled the Plant City Facility in the fourth quarter of 2017, as it was one of our higher cost phosphate facilities. For the three and nine months ended September 30, 2019, we recognized pre-tax (benefits) costs of $(15.6) million and $353.8 million, respectively, related to the permanent closure of this facility. These costs consisted of approximately $210 million related to the write-off of fixed assets, $110 million related to asset retirement obligations, including the benefit of $15.6 million recorded in the three months ended September 30, 2019 related to revisions in estimated costs, and $34 million related to inventory and other reserves.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended				Nine months ended
	September 30,		2019-2018		September 30,		2019-2018
(in millions, except per share data)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net sales	$2,753.4	$2,928.1	$(174.7)	(6)%	$6,830.0	$7,066.8	$(236.8)	(3)%
Cost of goods sold	2,473.5	2,432.6	40.9	2%	6,013.4	6,034.6	(21.2)	0%
Gross margin	279.9	495.5	(215.6)	(44)%	816.6	1,032.2	(215.6)	(21)%
Gross margin percentage	10%	17%			12%	15%
Selling, general and administrative expenses	78.2	78.5	(0.3)	0%	249.8	251.4	(1.6)	(1)%
Plant City closure (benefit) costs	(15.6)	—	(15.6)	NM	353.8	—	353.8	NM
Other operating expense	77.8	23.7	54.1	NM	113.3	110.5	2.8	3%
Operating earnings	139.5	393.3	(253.8)	(65)%	99.7	670.3	(570.6)	(85)%
Interest expense, net	(43.2)	(40.9)	(2.3)	6%	(136.2)	(135.4)	(0.8)	1%
Foreign currency transaction (loss)	(53.8)	(2.2)	(51.6)	NM	(10.4)	(113.1)	102.7	(91)%
Other income (expense)	9.7	(7.6)	17.3	NM	4.9	(15.6)	20.5	NM
Earnings (loss) from consolidated companies before income taxes	52.2	342.6	(290.4)	(85)%	(42.0)	406.2	(448.2)	NM
Provision for income taxes	69.2	90.6	(21.4)	(24)%	64.1	44.4	19.7	44%
(Loss) earnings from consolidated companies	(17.0)	252.0	(269.0)	NM	(106.1)	361.8	(467.9)	NM
Equity in net (loss) of nonconsolidated companies	(23.0)	(2.3)	(20.7)	NM	(34.3)	(3.9)	(30.4)	NM
Net (loss) earnings including noncontrolling interests	(40.0)	249.7	(289.7)	NM	(140.4)	357.9	(498.3)	NM
Less: Net gain attributable to noncontrolling interests	4.1	2.2	1.9	86%	6.0	0.2	5.8	NM
Net (loss) earnings attributable to Mosaic	$(44.1)	$247.5	$(291.6)	NM	$(146.4)	$357.7	$(504.1)	NM
Diluted net (loss) earnings per share attributable to Mosaic	$(0.11)	$0.64	$(0.75)	NM	$(0.38)	$0.93	$(1.31)	NM
Diluted weighted average number of shares outstanding	385.0	387.5			385.5	386.1
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
Overview of Consolidated Results for the three months ended September 30, 2019 and 2018
For the three months ended September 30, 2019, Mosaic had a net loss of $44.1 million, or $(0.11) per diluted share, compared to net earnings of $247.5 million, or $0.64 per diluted share, for the prior year period. The current period net loss was impacted by $81 million, or $(0.19) per diluted share, related to the following notable items:
•Foreign currency transaction loss of $54 million, or $(0.10) per diluted share
•Discrete income tax expense of $16 million, or $(0.05) per diluted share
•Other operating expenses of $29 million, or $(0.05) per diluted share, primarily related to revisions in the estimated costs of our asset retirement obligations
•A benefit of $15 million, or $0.03 per diluted share, related to a revision in the estimated cost of our asset retirement obligation at our permanently closed Plant City, Florida phosphates manufacturing facility. Discrete income tax expense of $4 million was associated with this.
•Depreciation expense of $12 million, or $(0.02) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Unrealized loss on derivatives of $7 million, or $(0.01) per diluted share
•Expenses of $7 million, or $(0.01) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana
•Other non-operating income of $13 million, or $0.02 per diluted share, related to a realized gain on RCRA trust securities
During the three months ended September 30, 2018, our results included:
•Discrete income tax expense of $29 million, or $(0.08) per diluted share primarily related to the reversal of a valuation allowance associated with foreign tax credits
•Other operating expenses of $15 million, or $(0.04) per diluted share, primarily related to the Acquisition
•Other non-operating expenses of $7 million, or $(0.01) per diluted share, related to a realized loss on RCRA trust securities
•Foreign currency transaction losses and unrealized gain on derivatives of $9 million, or $0.02 per diluted share
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results during the three months ended September 30, 2019, were favorably impacted in our Potash segment by higher average selling prices compared to the prior year period. This was driven by the continued recovery of prices which began in 2018. The recovery was supported by the benefit of increased pricing from the China and India contracts, which settled in September of 2018. The price strengthening has stalled due to a full product pipeline, as a result of adverse weather conditions in North America in the first half of 2019, but pricing has remained above that experienced in the prior year. Operating results were unfavorably impacted by lower potash sales volumes in the current year period compared to the same period in the prior year. In the current year, domestic sales volumes declined as a result of the adverse weather conditions discussed above, which resulted in a late spring season compared to the prior year and full product pipelines. Operating results were also negatively impacted by higher fixed cost absorption due to lower production and higher Canadian resource taxes as a result of tax law changes which became effective in 2019.
Operating results were unfavorably impacted in our Phosphates segment, primarily due to a significant decrease in average selling prices compared to the same period in the prior year. Phosphate prices began to decrease in the fourth quarter of 2018 due to the limited fall application season in North America and increased import activity. They have remained low in 2019 due to reduced demand as a result of the adverse weather conditions in North America throughout the first half of 2019, which significantly delayed planting, increased supply, due to new capacity coming online, and stronger China exports due to lower Chinese domestic demand and a weaker currency. These factors have also unfavorably impacted finished product sales volumes in the current year period.
For the three months ended September 30, 2019, operating results were also unfavorably impacted in our Mosaic Fertilizantes segment. This was due to increased expenses related to the temporary idling of operations at our phosphates mines in Brazil, as we work to comply with new legislation regarding tailing dams in Brazil. This resulted in increased raw material costs, as we imported rock to meet our production needs, increased conversion costs and idle plants costs. Operating results were also unfavorably impacted by lower sales volumes due to planting delays from dry weather and product availability. These expenses were partially offset by an increase in average selling prices in the current year compared to the prior year period. This increase was driven by better pricing in Brazil due to a favorable mix of products sold, product positioning, and the timing of sales.
Other Highlights
•Our remaining phosphate mines in Brazil, which had been previously idled to address new legislation which introduced rules regarding tailing dam safety, construction, environmental licenses and operations, returned to full operations. The Tapira and Araxá mines returned to full production in September 2019. The Catalão mine had returned to full production in June 2019. Until full operations resumed, we processed available rock inventory to maintain finished product sales. We supplemented requirements with imported rock from our mine in Peru and shipped finished phosphates from our Florida operations to meet our Brazilian customers’ needs.
•In August 2019, we announced the temporary idling of our Colonsay, Saskatchewan potash mine. We expect this action to lower our cost of production, accelerate inventory depletion, and increase our leverage to strengthening markets into 2020.
•In September 2019, we announced several strategic decisions:
◦We plan to repurchase up to $250 million of our Common Stock under our existing share repurchase authorization. During the quarter ended September 30, 2019, we repurchased 5.8 million shares for approximately $125 million. In October 2019, we repurchased an additional 1.3 million shares of Common Stock for approximately $25 million.
◦We plan to temporarily idle our Louisiana phosphates operations effective October 1. We plan to reduce production by approximately 500,000 tonnes during the remainder of 2019, which we expect to accelerate the reduction of high phosphate fertilizer inventories.
◦We have implemented actions necessary to meet or exceed our previously announced synergy target for Mosaic Fertilizantes of $275 million in 2019. In addition, we announced that we intend to drive an additional $200 million in annual value with Mosaic Fertilizantes through ongoing business transformation efforts by the end of 2022.
Subsequent to the quarter-end, on October 10, 2019, we announced that we will temporary curtail production at our Esterhazy, Saskatchewan potash mine, bringing our total 2019 potash curtailment to approximately 600,000 tonnes. The increased curtailment is based on increasing inventories as a result of a short-term slowdown in global potash markets and increased risks of a delay in the Chinese contract settlement. We also plan to accelerate development of the Esterhazy K3 mine by an additional year, with expected completion by mid-2022.
Overview of Consolidated Results for the nine months ended September 30, 2019 and 2018
Net loss attributable to Mosaic for the nine months ended September 30, 2019 was $(146.4) million, or $(0.38) per diluted share, compared to net earnings of $357.7 million, or $0.93 per diluted share, for the same period a year ago. The net loss for the nine months ended September 30, 2019 was impacted by $386 million, or $(0.82) per diluted share, due to the following notable items:
•Plant City closing costs of $354 million, or $(0.70) per diluted share. There was a discrete income tax benefit of $81 million associated with this.
•Discrete income tax expense of $26 million, or $(0.07) per diluted share

•Asset retirement obligation costs of $30 million, or $(0.06) per diluted share, related to revisions in the estimated costs of our asset retirement obligations
•Expenses of $21 million, or $(0.04) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana
•Depreciation expense of $12 million, or $(0.02) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $17 million, or $(0.04) per diluted share, related to the Acquisition, partially offset by income of $12 million, or $0.03 per diluted share, related to the reversal of our previously estimated and accrued earn-out obligation to Vale
•Foreign currency transaction losses of $10 million, or $(0.01) per diluted share
•Unrealized gains on derivatives of $25 million, or $0.05 per diluted share
•Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
•Other non-operating income of $13 million, or $0.02 per diluted share, related to a realized gain on RCRA trust securities

During the nine months ended September 30, 2018, our results included:
•Foreign currency transaction losses of $113 million, or $(0.22) per diluted share
•Other operating expense of $72 million, or $(0.15) per diluted share, primarily related to the Acquisition
•Unrealized losses on derivatives of $35 million, or $(0.07) per diluted share
•Discrete income tax benefit of $32 million, or $0.09 per diluted share, primarily related to the reversal of a valuation allowance associated with foreign tax credits
•Expenses of $30 million related to a refinement of our weighted average inventory costing, or $(0.06) per diluted share
•Other non-operating expenses of $12 million, or $(0.02) per diluted share, related to a realized loss on RCRA trust securities
•Sales tax refund of $6 million, or $0.01 per diluted share
Results for the nine months ended September 30, 2019 and 2018 reflected the factors discussed above in the discussion for the three months ended September 30, 2019 and 2018, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Potash segment for the nine months ended September 30, 2019 were favorably impacted by an increase in the average selling price of potash compared to the prior year period. These results were partially offset by lower sales volumes, driven by the factors mentioned above in the three-month discussion.
Operating results in our Phosphates segment for the nine months ended September 30, 2019 were unfavorably impacted by lower phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion and lower sales volumes due to adverse weather conditions in North America throughout the first half of 2019. Operating results were also negatively impacted by higher costs related to the idling of South Pasture, Florida mine in August 2018, operational challenges as we transitioned to new mining areas, and costs related to the permanent closure of Plant City, Florida phosphate facility, which we announced in the second quarter of 2019.
For the nine months ended September 30, 2019, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in average selling prices in the current year compared to the prior year period, driven by the factors mentioned above in the three-month discussion. These results were offset by the unfavorable impact of the expenses related to the temporary idling of three of our Brazilian phosphate mines for a large portion of the period, as discussed above in the three-month discussion.

Other Highlights
•In April 2019, we purchased the Pine Bend distribution facility in Rosemount, Minnesota, near the northern end of the Mississippi River, for $55 million. This large facility significantly improves our ability to serve customers in the U.S., allows us to capture time-place premiums, and reduces our logistics risk.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2019-2018		September 30,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net sales:
North America	$484.1	$626.5	$(142.4)	(23)%	$1,326.6	$1,691.4	$(364.8)	(22)%
International	335.8	415.0	(79.2)	(19)%	1,216.7	1,269.2	(52.5)	(4)%
Total	819.9	1,041.5	(221.6)	(21)%	2,543.3	2,960.6	(417.3)	(14)%
Cost of goods sold	839.2	861.5	(22.3)	(3)%	2,519.6	2,530.3	(10.7)	0%
Gross margin	$(19.3)	$180.0	$(199.3)	NM	$23.7	$430.3	$(406.6)	(94)%
Gross margin as a percentage of net sales	(2)%	17%			1%	15%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,311	1,261	50	4%	3,727	3,888	(161)	(4)%
Specialty(b)	883	974	(91)	(9)%	2,441	2,594	(153)	(6)%
Total finished product tonnes	2,194	2,235	(41)	(2)%	6,168	6,482	(314)	(5)%
Rock	536	399	137	34%	1,401	1,000	401	40%
Total Phosphates Segment Tonnes(a)	2,730	2,634	96	4%	7,569	7,482	87	1%
Realized prices ($/tonne)
Average finished product selling price (destination)	$355	$454	$(99)	(22)%	$396	$446	$(50)	(11)%
Average rock selling price (destination)(a)	$75	$68	$7	10%	$73	$72	$1	1%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$306	$329	$(23)	(7)%	$331	$332	$(1)	0%
Sulfur (long ton)	$119	$137	$(18)	(13)%	$136	$135	$1	1%
Blended rock (metric tonne)	$65	$57	$8	14%	$63	$57	$6	11%
Production volume (in thousands of metric tonnes) - North America	2,111	2,115	(4)	0%	6,153	6,241	(88)	(1)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended September 30, 2019 and 2018
The Phosphates segment’s net sales were $819.9 million for the three months ended September 30, 2019, compared to $1.0 billion for the three months ended September 30, 2018. The decrease in net sales was primarily due to significantly lower selling prices, which impacted net sales by approximately $210 million, and slightly lower sales volumes in the current year period, which unfavorably impacted net sales by approximately $10 million.
Our average finished product selling price was $355 per tonne for the three months ended September 30, 2019, a decrease of 22% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 2% for the three months ended September 30, 2019, compared to the same period in the prior year, due to the factors discussed in the Overview. The 34% increase in sales volumes of rock shown in the table above were due to Mosaic Fertilizantes purchasing rock from the Miski Mayo mine in Peru (included in our Phosphates segment) to supplement their production requirements, as Mosaic Fertilizantes' mines were temporarily idled for a portion of the current year quarter as discussed in the Overview.

Gross margin for the Phosphates segment decreased to $(19.3) million for the three months ended September 30, 2019, from $180.0 million for the three months ended September 30, 2018. The decrease in gross margin in the current year period was primarily due to the impact of lower finished product prices of approximately $210 million compared to the prior year. Higher rock costs, of approximately $30 million, were partially offset by lower sulfur and ammonia costs of $25 million as described below. In addition, gross margin was favorably impacted by approximately $10 million related to lower idle plant costs in the current year period.
The average consumed price for ammonia for our North American operations decreased to $306 per tonne for the three months ended September 30, 2019, from $329 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. In the current year quarter, we used a higher percentage of ammonia purchased from third parties in production as our internal ammonia production has been lower in the current year. The average consumed sulfur price for our North American operations decreased to $119 per long ton for the three months ended September 30, 2019, from $137 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $65 per tonne for the three months ended September 30, 2019, compared to $57 per tonne for the three months ended September 30, 2018. Our rock costs increased due to lower production in the current year. For the three months ended September 30, 2019, our North American phosphate rock production decreased to 3.1 million tonnes from 3.4 million tonnes for the same period of the prior year, primarily due to the idling of our South Pasture, Florida mine in August of 2018.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased slightly to 2.11 million tonnes for the three months ended September 30, 2019, from 2.12 million tonnes in the prior year period. For the three months ended each of September 30, 2019 and 2018, our operating rate for processed phosphate production was 87%.

Nine months ended September 30, 2019 and 2018
The Phosphates segment’s net sales were $2.5 billion for the nine months ended September 30, 2019, compared to $3.0 billion for the nine months ended September 30, 2018. The decrease in net sales was due to lower selling prices and sales volumes in the current year period, which unfavorably impacted net sales by approximately $285 million and $135 million, respectively.
Our average finished product selling price was $396 per tonne for the nine months ended September 30, 2019, a decrease of 11% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased by 5% for the nine months ended September 30, 2019, compared to the same period in the prior year ago, due to the factor discussed in the Overview.
Gross margin for the Phosphates segment decreased to $23.7 million for the nine months ended September 30, 2019, from $430.3 million for the nine months ended September 30, 2018. The decrease in gross margin in the current year period was due to the impact of lower finished product prices of approximately $285 million, lower sales volumes of approximately $35 million and higher blended rock costs, of approximately $60 million. In addition, gross margin in the current year period was negatively impacted by higher costs of approximately $50 million, primarily related to the timing of maintenance turnarounds, higher idle costs for the South Pasture mine and costs related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana. The prior year period also included an unfavorable impact of approximately $20 million related to a refinement of our weighted average inventory costing.
The average consumed price for ammonia for our North American operations was $331 per tonne for the nine months ended September 30, 2019, compared to $332 in the same period a year ago. The average consumed price for sulfur for our North American operations increased slightly to $136 per long ton for the nine months ended September 30, 2019, from $135 in the same period a year ago.  The purchase prices of these raw materials are driven by global supply and demand. The average consumed cost of purchased and produced phosphate rock was $63 per tonne for the nine months ended September 30, 2019, compared to $57 per tonne for the prior year period. The increase in rock costs is due to the factors discussed below.

The Phosphate segment's production of crop nutrient dry concentrates and animal feed ingredients was 6.15 million tonnes for the nine months ended September 30, 2019, compared to 6.24 million tonnes in the prior year period. For the nine months ended September 30, 2019, our operating rate for processed phosphate production decreased slightly to 85%, compared to 86% in the same period of the prior year.
Our North American phosphate rock production decreased to 9.0 million tonnes for the nine months ended September 30, 2019, compared to 11.4 million for the nine months ended September 30, 2018. The decrease from the prior year was primarily due to the idling of our South Pasture, Florida mine in August of 2018, and operational challenges as we transitioned into new mining areas in the current year.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2019-2018		September 30,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net sales:
North America	$327.7	$345.4	$(17.7)	(5)%	$859.3	$976.4	$(117.1)	(12)%
International	288.7	263.6	25.1	10%	859.7	605.8	253.9	42%
Total	616.4	609.0	7.4	1%	1,719.0	1,582.2	136.8	9%
Cost of goods sold	458.1	448.1	10.0	2%	1,194.2	1,186.7	7.5	1%
Gross margin	$158.3	$160.9	$(2.6)	(2)%	$524.8	$395.5	$129.3	33%
Gross margin as a percentage of net sales	26%	26%			31%	25%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,099	2,187	(88)	(4)%	5,747	5,837	(90)	(2)%
Specialty(b)	222	241	(19)	(8)%	598	645	(47)	(7)%
Total Potash Segment Tonnes	2,321	2,428	(107)	(4)%	6,345	6,482	(137)	(2)%
Realized prices ($/tonne)
Average finished product selling price (destination)	$266	$251	$15	6%	$271	$244	$27	11%
Production volume (in thousands of metric tonnes)	1,771	2,220	(449)	(20)%	6,205	6,646	(441)	(7)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended September 30, 2019 and 2018
The Potash segment’s net sales increased to $616.4 million for the three months ended September 30, 2019, compared to $609.0 million in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $40 million, partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $30 million.
Our average finished product selling price was $266 per tonne for the three months ended September 30, 2019, compared to $251 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products decreased to 2.3 million tonnes for the three months ended September 30, 2019, compared to 2.4 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $158.3 million for the three months ended September 30, 2019, from $160.9 million in the same period of the prior year. The decrease in gross margin in the current year period is due to approximately $18 million of higher Canadian resource taxes, as described below, approximately $10 million in lower sales volumes and approximately $15 million of higher fixed cost absorption due to lower production, as discussed below. These were mostly offset by higher selling prices of $40 million in the current year period.
We had expense of $58.1 million from Canadian resource taxes for the three months ended September 30, 2019, compared to $40.5 million in the same period a year ago. Canadian royalty expense decreased to $8.5 million for the three months ended September 30, 2019, compared to $9.9 million for the three months ended September 30, 2018. The fluctuations in Canadian resource taxes are a result of increased average selling prices and margins, due to the factors discussed in the Overview, and the passing of Canadian resource tax law changes, which became effective on April 1, 2019. The decrease in royalties is due to reduced production, as a described below.

We incurred $32.0 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended September 30, 2019, compared to $37.3 million for the three months ended September 30, 2018. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. The mine has significant brine storage capacity. Depending on inflow rates, pumping and disposal rates, and other variables, the volume of brine stored in the mine may change significantly from period to period. In general, the higher the level of brine stored in the mine, the less time available to mitigate new or increased inflows that exceed our capacity for pumping or disposal of brine outside the mine, and therefore the less time to avoid flooding and/or loss of the mine. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. Once completed, we expect this to provide us the opportunity to reduce or eliminate future brine inflow management costs and risks.
Our operating rate for potash production was 67% for the current year period, compared to 85% in the prior year period. This decrease in the current year period is due to lower production volumes related to the timing and length of maintenance turnarounds at our Esterhazy and Colonsay, Saskatchewan mines, and the temporary idling of the Colonsay mine during the current year quarter, as discussed in the Overview. We expect our operating rate to remain low in the fourth quarter of 2019 as we have announced curtailments at our Colonsay and Esterhazy mines.
Nine months ended September 30, 2019 and 2018
The Potash segment’s net sales increased to $1.7 billion for the nine months ended September 30, 2019, compared to $1.6 billion in the same period a year ago. The increase was due to higher selling prices, which had a favorable impact on net sales of approximately $220 million, partially offset by lower sales volumes, which had an unfavorable impact on net sales of approximately $85 million.
Our average selling price was $271 per tonne for the nine months ended September 30, 2019, compared to $244 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes decreased to 6.3 million tonnes for the nine months ended September 30, 2019, compared to 6.5 million tonnes in the same period a year ago, due to the factors discussed in the Overview. In the prior year period, our sales volumes were unfavorably impacted by a change in the Canpotex revenue recognition policy.
Gross margin for the Potash segment increased to $524.8 million for the nine months ended September 30, 2019, from $395.5 million for the same period in the prior year. Gross margin was favorably impacted by approximately $220 million, due to the increase in average selling prices, partially offset by approximately $10 million, due to the impact of lower sales volumes. Gross margin was also unfavorably impacted by approximately $65 million due to higher Canadian resource taxes and royalties, as discussed below. We also saw favorable foreign exchange impacts due to the strengthening of the U.S. Dollar against the Canadian Dollar. These impacts were offset by higher fixed cost absorption and plant spending due to lower production and increased length of maintenance turnarounds.
We incurred $161.4 million in Canadian resource taxes for the nine months ended September 30, 2019, compared to $100.5 million in the same period a year ago. Canadian royalty expense increased to $30.7 million for the nine months ended September 30, 2019, compared to $26.9 million for the nine months ended September 30, 2018. The fluctuations in Canadian resource taxes are due to the items discussed in the three-month discussion above. The increase in royalties is due to higher average selling prices, partially offset by lower production in the current year.
We incurred expense of $103.9 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2019, compared to $115.4 million in the prior year period.
Our operating rate was 79% for the current year period, compared to 84% in the prior year period. The decrease is due to the factors discussed in the three-month discussion above.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2019-2018		September 30,		2019-2018
(in millions, except price per tonne or unit)	2019	2018	Change	Percent	2019	2018	Change	Percent
Net Sales	$1,388.3	$1,399.8	$(11.5)	(1)%	$2,919.0	$2,777.8	$141.2	5%
Cost of goods sold	1,256.2	1,247.8	8.4	1%	2,699.3	2,513.6	185.7	7%
Gross margin	$132.1	$152.0	$(19.9)	(13)%	$219.7	$264.2	$(44.5)	(17)%
Gross margin as a percent of net sales	10%	11%			8%	10%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	846	1,214	(368)	(30)%	2,021	2,277	(256)	(11)%
Potash produced in Brazil	88	82	6	7%	241	247	(6)	(2)%
Purchased nutrients for distribution	2,500	2,299	201	9%	4,791	4,501	290	6%
Total Mosaic Fertilizantes Segment Tonnes	3,434	3,595	(161)	(4)%	7,053	7,025	28	—%
Realized prices ($/tonne)
Average finished product selling price (destination)	$404	$389	$15	4%	$414	$395	$19	5%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	201	97	104	107%	664	383	281	73%
MicroEssentials® from Mosaic	294	394	(100)	(25)%	852	968	(116)	(12)%
Potash from Mosaic/Canpotex	868	841	27	3%	1,878	2,000	(122)	(6)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$375	$333	$42	13%	$385	$359	$26	7%
Sulfur (long ton)	$178	$184	$(6)	(3)%	$190	$190	$—	0%
Blended rock (metric tonne)	$103	$93	$10	11%	$104	$102	$2	2%
Production volume (in thousands of metric tonnes)	765	920	(155)	(17)%	2,341	2,729	(388)	(14)%
______________________________
Three months ended September 30, 2019 and 2018
The Mosaic Fertilizantes segment’s net sales decreased to $1.39 billion for the three months ended September 30, 2019, from $1.40 billion in the same period a year ago. The decrease in net sales was due to lower sales volumes, which unfavorably impacted net sales by approximately $45 million, partially offset by higher selling prices in the current year period, which favorably impacted net sales by approximately $35 million.
Our average finished product selling price was $404 per tonne for the three months ended September 30, 2019, compared to $389 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products decreased to 3.4 million tonnes for the three months ended September 30, 2019, compared to 3.6 million tonnes in the same period a year ago, as a result of the factors described in the Overview.
Gross margin for the Mosaic Fertilizantes segment decreased to $132.1 million for the three months ended September 30, 2019, from $152.0 million in the same period of the prior year. Gross margin decreased approximately $35 million in the current year period primarily due to higher costs related to using more imported rock, as two of our mines were temporarily idled during most of the quarter, and higher fixed cost absorption due to lower production tonnes. This was partially offset by approximately $15 million related to the increase in finished product selling prices, as discussed in the Overview.

The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 17% to 0.8 million tonnes for the three months ended September 30, 2019, from 0.9 million tonnes in the prior year period. This decrease was primarily due to temporarily idling of two of our mines in Brazil for most of the quarter, as discussed in the Overview. For the three months ended September 30, 2019, our operating rate decreased to 62%, compared to 82% in the same period of the prior year.
For the three months ended September 30, 2019, our Brazilian phosphate rock production decreased to 0.7 million tonnes from 1.0 million tonnes for the same period of the prior year, due to the temporary idling of two of our mines, as discussed in the Overview.
Nine months ended September 30, 2019 and 2018
The Mosaic Fertilizantes segment’s net sales were $2.9 billion for the nine months ended September 30, 2019, compared to $2.8 billion in the prior year period. The increase in net sales was due to higher selling prices in the current year period, which favorably impacted net sales by approximately $125 million, and slightly higher sales volumes, which favorably impacted net sales by approximately $15 million.
The average finished product selling price increased $19 per tonne to $414 per tonne for the nine months ended September 30, 2019, compared to $395 per tonne in the prior year period, primarily due to factors mentioned above in the Overview.
The Mosaic Fertilizantes segment’s sales volume increased slightly to 7.1 million tonnes for the nine months ended September 30, 2019, from 7.0 million tonnes in the same period a year ago.
Total gross margin for the nine months ended September 30, 2019, decreased to $219.7 million from $264.2 million in the same period in the prior year. The favorable impact of higher finished product prices of approximately $60 million was more than offset by approximately $80 million of higher idle costs and fixed cost absorption due to lower production tonnes related to the temporary idling of our mines in Brazil, as discussed in the Overview. We also had higher raw material costs of approximately $20 million compared to the prior year period, including the negative impact of imported rock costs. These costs were partially offset by the favorable impact of foreign exchange rates in the current year period. In addition, the prior year period included a positive impact of approximately $48 million related to the purchase price adjustment for the fair market value of inventory acquired in the Acquisition, primarily on rock.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients decreased 14% to 2.3 million tonnes for the nine months ended September 30, 2019, from 2.7 million tonnes in the prior year period. The decline in production is due to the temporarily idling of three of our mines for a large portion of the period as discussed in the Overview. For the nine months ended September 30, 2019, our operating rate decreased to 63%, compared to 79% in the same period of the prior year.
For the nine months ended September 30, 2019, our Brazilian phosphate rock production decreased to 1.7 million tonnes from 2.9 million tonnes for the same period of the prior year, due to the temporary idling of our mines as discussed above.
Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 18 to our Notes to Condensed Consolidated Financial Statements. Corporate, Eliminations and Other includes the results of the China and India distribution businesses, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the three and nine months ended September 30, 2018, have been recast to reflect this change.
For the three months ended September 30, 2019, gross margin for Corporate, Eliminations and Other was a gain of $8.8 million, compared to a gain of $2.6 million for the same period in the prior year. The change was driven by a lower elimination of profit on intersegment sales in the current year period, which contributed to the change from the prior year by approximately $35.4 million. Results were also impacted by a net unrealized loss of $6.4 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $10.6 million in the prior year period.

Distribution operations in India and China had revenue of $134.3 million and gross margin of $0.4 million in the current year period, compared to revenue of $117.8 million and gross margin of $9.4 million in the prior year period.
For the nine months ended September 30, 2019, gross margin for Corporate, Eliminations and Other was a gain of $48.4 million, compared to a loss of $57.8 million for the same period in the prior year. The change was driven by a net unrealized gain of $25.6 million in the current year period, primarily on foreign currency and commodity derivatives, compared to a net unrealized loss of $34.8 million in the prior year period. Lower elimination of profit on intersegment sales in the current year period contributed to the change by approximately $65.3 million. Distribution operations in India and China had revenue of $360.8 million and gross margin of $19.6 million in the current year period, compared to revenue of $345.1 million and gross margin of $32.1 million in the prior year period.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2019-2018		September 30,		2019-2018
(in millions)	2019	2018	Change	Percent	2019	2018	Change	Percent
Selling, general and administrative expenses	$78.2	$78.5	$(0.3)	0%	$249.8	$251.4	$(1.6)	(1)%
Plant City closure (benefit) costs	(15.6)	—	(15.6)	NM	353.8	—	353.8	NM
Other operating expense	77.8	23.7	54.1	NM	113.3	110.5	2.8	3%
Interest expense	(53.1)	(57.7)	4.6	(8)%	(161.1)	(171.9)	10.8	(6)%
Interest income	9.9	16.8	(6.9)	(41)%	24.9	36.5	(11.6)	(32)%
Interest expense, net	(43.2)	(40.9)	(2.3)	6%	(136.2)	(135.4)	(0.8)	1%
Foreign currency transaction (loss)	(53.8)	(2.2)	(51.6)	NM	(10.4)	(113.1)	102.7	(91)%
Other income (expense)	9.7	(7.6)	17.3	NM	4.9	(15.6)	20.5	NM
Provision for income taxes	69.2	90.6	(21.4)	(24)%	64.1	44.4	19.7	44%
Equity in net (loss) of nonconsolidated companies	(23.0)	(2.3)	(20.7)	NM	(34.3)	(3.9)	(30.4)	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $78.2 million and $249.8 million for the three and nine months ended September 30, 2019, respectively, were comparable to the same periods of the prior year.
Plant City Closure Costs
On June 18, 2019, we announced the closure of our previously idled Plant City phosphates manufacturing facility in Hillsborough County, Florida. For the three and nine months ended September 30, 2019, we recognized pre-tax (benefits) costs of $(15.6) million and $353.8 million, respectively related to the permanent closure of this facility. These costs consisted of approximately $210 million related to the write-off of fixed assets, $110 million related to asset retirement obligations, including the benefit recorded in the three months ended September 30, 2019 related to revisions in estimated costs, and $34 million related to inventory and other reserves.
Other Operating Expense
For the three months ended September 30, 2019, we had other operating expenses of $77.8 million, compared to $23.7 million for the same period in the prior year. The three months ended September 30, 2019 include approximately $27 million related to revisions in estimated closure costs for our asset retirement obligations, $17 million of costs related to closed facilities, $13 million related to reserves for legal matters settled during the quarter and $2 million of integration costs related to the Acquisition. The prior year quarter included $8 million of estimated future earn-out obligations due to Vale, $4 million of costs to capture expected future synergies and $3 million of integration costs related to the Acquisition.
For the nine months ended September 30, 2019, we had other operating expenses of $113.3 million, compared to $110.5 million for the same period in the prior year. The nine months ended September 30, 2019 include approximately $30 million of asset retirement obligation expenses, $10 million of integration costs related to the Acquisition and $7 million of costs to capture expected future synergies associated with the Acquired Business, compared to $34 million of fees and integration costs, $26 million to capture expected future synergies and $8 million of estimated future earn-out obligation due to Vale in the prior year period. The current year period also includes income of approximately $12 million generated by the fair value adjustment for the reduction in estimated future earn-out obligations related to the Acquisition and $8 million of insurance proceeds related to flooding that occurred at the Miski Mayo mine in 2017.
Foreign Currency Transaction Gain (Loss)
We recorded foreign currency transaction losses of $53.8 million and $10.4 million for the three and nine months ended September 30, 2019, compared to foreign currency transaction losses of $2.2 million and $113.1 million for the three and nine months ended September 30, 2018. For the three months ended September 30, 2019, the loss was primarily the result of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries and the effect of strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans. For the nine months ended September 30, 2019, the loss was primarily the result of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries, partially offset by the result of the effect of weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans.
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
Other Income (Expenses)
For the three and nine months ended September 30, 2019, we had other income of $9.7 million and $4.9 million, respectively, compared to other expenses of $7.6 million and $15.6 million for the same periods in the prior year. The increase is primarily due to a realized gain on RCRA trust securities of $13 million in the current year period.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2019, we had equity in net loss of nonconsolidated companies of $23.0 million and $34.3 million, respectively, compared to equity in net loss of nonconsolidated companies of $2.3 million and $3.9 million for the same periods in the prior year. This decrease is primarily related to the operations at MWSPC as they are not yet operating at full capacity.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

September 30, 2019	132.6%	$69.2
September 30, 2018	26.4%	90.6

Nine months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
September 30, 2019	(152.6)%	$64.1
September 30, 2018	10.9%	44.4
Income tax expense was $69.2 million and $64.1million, and the effective tax rate was 132.6% and (152.6)% for the three and nine months ended September 30, 2019.
For the three months ended September 30, 2019, tax expense specific to the period was a cost of approximately $19.8 million. This consisted primarily of tax expense of $5.6 million related to changes in estimates related to prior years, $3.3 million related to the Plant City closure costs, and $10.9 million for valuation allowances in foreign jurisdictions. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended September 30, 2019, income tax expense was impacted by this set of rules, resulting in an additional cost of $14.7 million compared to what would have been recorded under the general rule on a consolidated basis.
For the three months ended September 30, 2018, tax expense specific to the period was approximately $30.7 million. This consisted primarily of $29.8 million related to the revised year-to-date accounting for the valuation allowances on foreign tax credits, and $8.3 million as a result of revisions to the provisional estimates related to the U.S. Tax Cuts and Jobs Act ("The Act"). This was partially offset by a change in sequestration charge on AMT refunds of $2.7 million, $5.1 million related to the effect on deferred income tax liabilities of a decrease in the statutory tax rate in the U.S as a result of the Act, and other miscellaneous benefits of $0.4 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the US including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $0.6 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $10.3 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2019, we invested $931.1 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At September 30, 2019, we had $1.99 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of September 30, 2019.

All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2019. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the nine months ended September 30, 2019 and 2018:

(in millions)	Nine months ended
	September 30,		2019-2018
Cash Flow	2019	2018	Change	Percent
Net cash provided by operating activities	$817.8	$1,259.8	$(442.0)	(35)%
Net cash used in investing activities	(1,014.1)	(1,660.9)	646.8	(39)%
Net cash used in financing activities	(16.3)	(679.6)	663.3	(98)%
Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $817.8 million, compared to $1.3 billion for the nine months ended September 30, 2018. Our results of operations, after non-cash adjustments to net earnings, contributed $917.8 million to cash flows from operating activities during the nine months ended September 30, 2019, compared to a contribution of $1.1 billion as computed on the same basis for the prior year period. During the nine months ended September 30, 2019, we had an unfavorable working capital change of $100.0 million, compared to a favorable change of $203.4 million during the nine months ended September 30, 2018.
The change in working capital for the nine months ended September 30, 2019, was primarily driven by an increase in inventories of $99.1 million and an increase in other assets of $63.2 million, partially offset by an increase in accounts payable and accrued expenses of $59.3 million. The increase in inventories was primarily due to building inventory volumes. We had lower sales volumes in the current period, primarily due to the adverse weather conditions causing a delayed spring season in North America and higher pipeline inventories, as discussed in the Overview. The increase in other assets is primarily due to income tax receivables, as we have made payments in excess of our expected tax liabilities. The increase in accounts payable and accrued expenses is due to the timing of payments for capital expenditures.
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
Investing Activities
Net cash used in investing activities was $1.0 billion for the nine months ended September 30, 2019, compared to $1.7 billion for the same period a year ago. We had capital expenditures of $931.1 million for the nine months ended September 30, 2019, compared to $665.4 million in the prior year period. The increase was due to the acceleration of the K3 mineshafts at our Esterhazy Potash mine and increased expenditures, as we have a larger asset base in Brazil related to the Acquired Business. We also purchased the Pine Bend distribution facility for $55.1 million during the nine months ended September 30, 2019. In the prior year, we completed the Acquisition for approximately $1.0 billion.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019, was $16.3 million, compared to $679.6 million for the same period in the prior year. For the nine months ended September 30, 2019, we had net proceeds from borrowings on short-term debt of $79.6 million, compared to $25.1 million in the prior year. These borrowings were used to fund incremental seasonal working capital needs in our international locations. We also had net proceeds from structured accounts payable of $102.7 million, compared to $7.8 million in the prior year period. During the current year period, we used cash of $117.1 million to repurchase Common Stock under our existing share repurchase authorization and made payments on our long-term debt of $32.9 million. We also paid dividends of $48.2 million in the current year period compared to $28.9 million in the prior year period.
In the prior year period, we also made net payments on long-term debt of $683.1 million, including a prepayment of $200 million on our term loan.
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

•	adverse weather conditions affecting our customer's fertilizer applications and our operations, including the impact of potential hurricanes, excessive heat, cold, snow or rainfall, or drought;

•
difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of required governmental and regulatory approvals, including permitting activities;

•
changes in the environmental, mining and other governmental regulation that applies to our operations, including Brazil's mining regulations, federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting or related to greenhouse gas emissions, including carbon taxes or other measures that may be implemented in Canada or other jurisdictions in which we operate, or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;

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
As of September 30, 2019, and December 31, 2018, the fair value of our major foreign currency exchange contracts was ($10.3) million and $(49.1) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2019					As of December 31, 2018
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Year ending December 31,
	2019	2020	2021	2022		2019	2020	2021
Foreign Currency Exchange Forwards
Canadian Dollar					$(9.2)				$(40.7)
Notional (million US$) - long Canadian dollars	$219.9	$350.7	$138.2	$49.3		$651.3	$170.1	$138.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3098	1.3047	1.3025	1.3183		1.2989	1.2877	1.3025
Foreign Currency Exchange Collars
Canadian Dollar					$(0.2)				$0.0
Notional (million US$)	$—	$—	$—	$22.8		$—	$—	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	—	1.3443		—	—	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	—	1.2900		—	—	—
Indian Rupee					$(0.1)				$0.0
Notional (million US$)	$20.0	$—	$—	$—		$—	$—	$—
Weighted Average Participation Rate - Indian rupee to U.S. dollar	69.7500	—	—	—		—	—	—

Weighted Average Protection Rate - Indian rupee to U.S. dollar	74.2950	—	—	—		—	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$0.5				$(2.5)
Notional (million US$) - short Brazilian real	$495.0	$3.7	$—	$—		$535.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.0238	4.0804	—	—		3.8385	—	—
Notional (million US$) - long Brazilian real	$204.8	$216.9	$—	$—		$459.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.0412	4.0120	—	—		3.8333	—	—
Indian Rupee					$(1.3)				$(5.9)
Notional (million US$) - short Indian rupee	$224.5	$—	$—	$—		$137.9	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	71.4323	—	—	—		73.0517	—	—
Total Fair Value					$(10.3)				$(49.1)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2019, and December 31, 2018, the fair value of our natural gas commodities contracts was $(5.2) million and $(17.0) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2019					As of December 31, 2018
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2019	2020	2021	2022	Fair Value	2019	2020	2021	2022	Fair Value
Natural Gas Swaps					$(5.2)					$(17.0)
Notional (million MMBtu) - long	3.9	21.4	18.5	4.9		20.4	15.8	13.2	2.9
Weighted Average Rate (US$/MMBtu)	$2.07	$1.95	$1.97	$1.81		$2.22	$1.92	$1.73	$1.47
Total Fair Value					$(5.2)					$(17.0)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 13 to the Condensed Consolidated Financial Statements in this report.

Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of September 30, 2019, and December 31, 2018, the fair value of our interest rate contracts was $16.4 million and $(9.5) million, respectively. Further information regarding our interest rate contracts is included in Note 13 to the Condensed Consolidated Financial Statements in this report.

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

(b)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2019.

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

On December 11, 2018, EPA and the Corps issued a proposed rule to replace the 2015 Clean Water Rule. The agencies’ stated interpretation for the proposed rule is to provide clarity, predictability and consistency so that the regulated community can better understand where the Clean Water Act applies and where it does not. EPA and the Corps received over 600,000 public comments on the proposed rule. A final, new rule has not yet been promulgated by EPA and the Corps.

On September 12, 2019, EPA and the Corps jointly issued a final regulation that repeals the 2015 Clean Water Rule and restores the previous regulatory regime. This regulation reestablishes national consistency by returning all jurisdictions to the longstanding regulatory framework that existed prior to the 2015 Clean Water Rule. The final rule takes effect sixty (60) days after publication in the Federal Register. A challenge to this legislation is possible.

Repeal of the 2015 Clean Water Rule was the first step in a two-step rulemaking process to define the scope of “waters of the United States” that are regulated under the Clean Water Act. The second step is finalizing the regulation proposed in December 2018 that would define where federal jurisdiction begins and ends in accordance with the Clean Water Act and Supreme Court precedent. In the proposed rulemaking, the agencies provided a definition of the difference between federally regulated waterways and those waters that remain solely under state authority.

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
We own and maintain 11 tailings dams in Brazil. In response to an unaffiliated dam collapse in Brazil, we arranged for an independent third-party assessment of all our Brazilian dams, which we completed during the second quarter of 2019. Recently, Brazil’s National Mining Agency implemented new regulatory standards. As a result of these inspections and the new regulatory standards, we have temporarily idled operations at four tailings dams and the three related mines at Araxá, Tapira and Catalão. We resumed full mining operations at Catalão in June 2019, and at Tapira and Araxá in September 2019. In addition, we continue to augment our existing practices in an effort to reduce the risk of catastrophic failure and expect to bring all our tailings dams to be in compliance with Brazilian safety requirements. As part of our remediation efforts, and in the ordinary course of business, we plan to build and license new dams in Brazil.
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
The following table sets forth information with respect to shares of our Common Stock that we purchased under the 2015 Repurchase Program during the quarter ended September 30, 2019:

Issuer Repurchases of Equity Securities(a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(a)
Common Stock
July 1, 2019 - July 31, 2019....................	—	—	—	$850,067,864
August 1, 2019 - August 31, 2019...............	—	—	—	$850,067,864
September 1, 2019 - September 30, 2019.........	5,825,532	$21.40	5,825,532	$725,390,351
Total.................................	5,825,532	$21.40	5,825,532	$725,390,351
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
ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.1	The Mosaic Company 2014 Stock and Incentive Plan (the "2014 Incentive Plan") as amended August 14, 2019		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ CLINT C. FREELAND
Clint C. Freeland
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

November 5, 2019