Form 10-K
period 2019-12-31
MOSAIC CO
filed 2020-02-20
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
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
101 East Kennedy Blvd
Suite 2500
Tampa, Florida 33602
(800) 918-8270
(Address and zip code of principal executive offices and registrant’s telephone number, including area code)
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MOS	New York Stock Exchange
______________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐  Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s voting common stock held by stockholders, other than directors, executive officers, subsidiaries of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own ten percent or more of any class of Registrant’s outstanding voting common stock, and consisting of shares of Common Stock, was approximately $9.8 billion based upon the closing price of a share of Common Stock on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 378,764,442 shares of Common Stock as of February 1, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s definitive proxy statement to be delivered in conjunction with the 2020 Annual Meeting of Stockholders (Part III)

2019 FORM 10-K CONTENTS

PART I.
Item 1. Business.
OVERVIEW
The Mosaic Company is the world’s leading producer and marketer of concentrated phosphate and potash crop nutrients. Through our broad product offering, we are a single source supplier of phosphate- and potash-based crop nutrients and animal feed ingredients. We serve customers in approximately 40 countries. We are the second largest integrated phosphate producer in the world and one of the largest producers and marketers of phosphate-based animal feed ingredients in North America and Brazil. Following our January 8, 2018 acquisition (the “Acquisition”) of the global phosphate and potash operations of Vale S.A. conducted through Mosaic Fertilizantes P&K S.A. (formerly Vale Fertilizantes S.A.), we are the leading fertilizer production and distribution company in Brazil.  We mine phosphate rock in Florida and Brazil. We process rock into finished phosphate products at facilities in Florida, Louisiana and Brazil. Upon completion of the Acquisition, we became the majority owner of an entity operating a phosphate rock mine in the Bayovar region in Peru, in which we previously held a minority equity interest. We are one of the four largest potash producers in the world. We mine potash in Saskatchewan, New Mexico and Brazil. We have other production, blending or distribution operations in Brazil, China, India and Paraguay, as well as a strategic equity investment in a joint venture that operates a phosphate rock mine and chemical complexes in the Kingdom of Saudi Arabia. Our distribution operations serve the top four nutrient-consuming countries in the world: China, India, the United States and Brazil.
The Mosaic Company is a Delaware corporation that was incorporated in March 2004 and serves as the parent company of the business that was formed through the October 2004 combination of IMC Global Inc. and the fertilizer businesses of Cargill, Incorporated. We are publicly traded on the New York Stock Exchange under the ticker symbol “MOS” and are headquartered in Tampa, Florida.
We conduct our business through wholly and majority-owned subsidiaries as well as businesses in which we own less than a majority or a non-controlling interest. We are organized into three reportable business segments: Phosphates, Potash and Mosaic Fertilizantes. Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments were no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the years ended December 31, 2018 and 2017, have been recast to reflect this change.
The following charts show the respective contributions to 2019 sales volumes, net sales and gross margin for each of our business segments in effect at December 31, 2019:
We account for approximately 13% of estimated global annual phosphate production. We also account for approximately 11% of estimated global annual potash production.

Phosphates Segment — We sell phosphate-based crop nutrients and animal feed ingredients throughout North America and internationally. We account for approximately 74% of estimated North American annual production of concentrated phosphate crop nutrients.
Potash Segment — We sell potash throughout North America and internationally, principally as fertilizer, but also for use in industrial applications and, to a lesser degree, as animal feed ingredients. We account for approximately 34% of estimated North American annual potash production.
Mosaic Fertilizantes Segment — We produce and sell phosphate and potash-based crop nutrients, and animal feed ingredients, in Brazil. In addition to five phosphate rock mines, four chemical plants and a potash mine in Brazil, this segment consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. The Mosaic Fertilizantes segment also serves as a distribution outlet for our Phosphates and Potash segments. We account for approximately 69% of estimated annual production of concentrated phosphate crop nutrients in Brazil and 100% of estimated annual potash production in Brazil.
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
Business Developments during 2019

•
In 2019, we realized approximately $330 million of targeted savings and synergies, net of costs to achieve, related to the Acquisition of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A., which we refer to as Mosaic Fertilizantes) which exceeds our previously announced goal of $275 million by the end of 2019. In addition, we announced that we intend to drive an additional $200 million in annual operating earnings at Mosaic Fertilizantes through ongoing business transformation efforts by the end of 2022.

•	In 2019, we repurchased 7.1 million shares of our Common Stock for approximately $150 million under our existing share repurchase authorization.

•
In October 2019, we announced that we plan to accelerate development of the Esterhazy K3 potash mine shaft by an additional year, with expected completion by mid-2022. As production from the K3 shaft ramps up, we plan to cease underground mining at the K1 and K2 mine shafts. Underground operations will be completely transitioned to K3 in 2022, which is expected to eliminate our brine inflow management costs at the K1 and K2 shafts. A total of 1.4 million tonnes of ore was produced from the K3 shaft in 2019.

•
Early in 2019, Brazil's National Mining Agency implemented new standards regarding tailings dam safety, construction, environmental licenses, and operations. As a result of these new standards, we temporarily idled operations at four tailings dams and the three related phosphate mines at Araxá, Tapira, and Catalão while we implemented changes to comply with the new standards. The Catalão mine returned to full production in June 2019 and the Tapira and Araxá mines returned to full production in September 2019. Until full operations resumed, we processed available rock inventory and imported rock from our mine in Peru to maintain production, albeit at lower rates. We supplemented with finished phosphates from our Florida operations to meet our Brazilian customers’ needs.

•
In April 2019, we purchased the Pine Bend distribution facility in Rosemount, Minnesota, near the northern end of the Mississippi River, for $55 million. This large facility significantly improves our ability to serve customers in the U.S., allows us to capture time-place premiums, reduces our logistics risk and allows us to avoid capital investment in our older facilities in the same region.

•
In response to slow market conditions throughout 2019, we took steps to reduce our fertilizer production until market conditions improve. In December, we announced that we plan to decrease phosphate production at our Central Florida facilities by 150,000 tonnes per month, in addition to the 500,000 tonne reduction we implemented in the second half of 2019, primarily at our Louisiana facility. We also plan to continue to operate at lower rates at our Canadian potash mines. On October 10, 2019, we announced that we would temporarily curtail production at our Esterhazy, Saskatchewan potash mine, bringing our total 2019 potash curtailment to approximately 600,000 tonnes, including the previously announced idling of our Colonsay, Saskatchewan potash mine earlier in 2019. The increased curtailment was based on increasing inventories as a result of a short-term slowdown in global potash markets and increased risks of a delay in the Chinese contract settlement.

•
During the second quarter of 2019, we announced the permanent closure of the Plant City, Florida phosphate facility that was previously idled in late 2017, reaffirming our commitment to low-cost operations. For 2019, Plant City closure costs were approximately $341 million.

•
As of October 31, 2019, the date of the annual impairment testing, we concluded that the carrying value of the Phosphates reporting unit exceeded its estimated fair value due to a reduction in our long-term forecast. As a result, we recorded a goodwill impairment charge of $589 million.

•
Following the end of our fiscal year, on January 28, 2020, we announced that we intend to keep our Colonsay, Saskatchewan potash mine idled for the foreseeable future. The mine will be placed in care and maintenance mode, employing minimal staff and allowing for resumption of operations when needed to meet customers’ needs. At December 31, 2019, we have recorded expense of approximately $530 million, pretax, primarily related to noncash fixed asset write-offs, and inclusive of severance expense of approximately $27 million. The write-off is principally the carrying value of the 2013 expansion project, which increased Colonsay’s operating capacity to 2.1 million tonnes. Colonsay has been operating with a modified 1.5 million tonnes capacity since 2016, and the company does not expect to use the expansion capacity for the foreseeable future.

We have included additional information about these and other developments in our business during 2019 in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Analysis”) and in the Notes to our Consolidated Financial Statements.
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
Phosphates Segment
Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. The results of the Miski Mayo Mine are now included in our Phosphates segment. On June 18, 2019, we permanently closed our Plant City, Florida production facility. On September 24, 2019, Mosaic entered into a long-term lease agreement with Anuvia Plant Nutrition to lease certain assets at that location.
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
DESOTO CO.
DeSoto
Phosphoric Acid-only Plant
Phosphate Concentrates Plant
Active Phosphate Mine
Planned Phosphate Mine
Temporarily Idled

The following map shows the location of the Miski Mayo phosphate mine in Peru:
U.S. Phosphate Crop Nutrients and Animal Feed Ingredients
Our U.S. phosphates operations have capacity to produce approximately 4.5 million tonnes of phosphoric acid (“P2O5”) per year, or about 7% of world annual capacity and about 58% of North American annual capacity. Phosphoric acid is produced by reacting finely ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our U.S. phosphoric acid production totaled approximately 3.9 million tonnes during 2019. Our U.S. operations account for approximately 9% of estimated global annual production and 60% of estimated North American annual output.
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
Annual capacity by plant as of December 31, 2019 and production volumes by plant for 2019 are listed below:

(tonnes in millions)	Phosphoric Acid		Processed Phosphate(a)/DAP/MAP/ MicroEssentials®/Feed Phosphate
	Operational Capacity(b)		Operational Capacity(b)
Facility		Production(c)		Production(c)
Florida:
Bartow	1.1	1.1	2.5	2.4
New Wales	1.7	1.5	4.0	3.1
Riverview	0.9	0.8	1.8	1.6
	3.7	3.4	8.3	7.1
Louisiana:
Faustina(d)	—	—	1.6	1.0
Uncle Sam	0.8	0.5	—	—
	0.8	0.5	1.6	1.0
Total	4.5	3.9	9.9	8.1
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

(d)	On October 1, 2019, we temporarily idled our Louisiana phosphates operations to accelerate the reduction of high phosphate fertilizer inventories.
The phosphoric acid produced at Uncle Sam is shipped to Faustina, where it is used to produce DAP, MAP and MicroEssentials®. Our Faustina plant also manufactures ammonia that is mostly consumed in our concentrate plants.
We produced approximately 7.6 million tonnes of concentrated phosphate crop nutrients during 2019 and accounted for approximately 74% of estimated North American annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our Florida phosphate rock mines produced approximately 12.2 million tonnes in 2019 and accounted for approximately 54% of estimated North American annual production. We are the world’s second largest miner of phosphate rock (excluding China) and currently operate four mines in North America with a combined annual capacity of approximately 16.7 million tonnes. Additionally, we own 75% of the Miski Mayo Mine in Peru which has an annual capacity of 4.0 million tonnes. Production of one tonne of DAP requires between 1.6 and 1.7 tonnes of phosphate rock.
All of our wholly owned phosphate mines and related mining operations in North America are located in central Florida. During 2019, we operated three active mines in Florida: Four Corners, South Fort Meade and Wingate. On August 31, 2018, we temporarily idled our South Pasture, Florida phosphates mine. We plan to develop Ona and DeSoto reserves to replace reserves that will be depleted at various times during the next decade. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Mine in Peru, which increased our aggregate interest to 75%. Our investment in the Miski Mayo Mine allows us to supplement our other produced rock to meet our overall fertilizer production needs. Effective with the closing of the Acquisition, we have the right to use or sell to third parties 75% of Miski Mayo's annual production.

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
The following table shows, for each of our phosphate mines, annual capacity as of December 31, 2019 and rock production volume and grade for the years 2019, 2018, and 2017:

(tonnes in millions)	Annual Operational Capacity(a)(b)	2019			2018			2017
Facility		Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)

Four Corners(e)	7.0	6.5	62.8	28.7	6.9	62.2	28.5	6.4	62.4	28.5
South Fort Meade	5.0	4.2	61.6	28.2	4.2	63.1	28.9	4.4	63.6	29.1
South Pasture(f)	3.2	—	—	—	1.5	62.5	28.6	2.8	62.6	28.6
Wingate	1.5	1.5	63.5	29.1	1.6	61.3	28.1	1.4	62.5	28.6
North America	16.7	12.2	62.5	28.6	14.2	62.4	28.6	15.0	62.8	28.7

Miski Mayo(g) (h)	4.0	4.0	64.7	29.6	4.1	64.9	29.7	—	—	—
Total	20.7	16.2	63.0	28.8	18.3	62.9	28.8	15.0	62.8	28.7
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

(e)	Production at the Four Corners mine includes rock mined at the South Pasture Extension Mine in Hardee County from September 2018 to December 2018.

(f)	On August 31, 2018, we temporarily idled our South Pasture, Florida beneficiation plant for an indefinite period of time.

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
The following table sets forth our proven and probable phosphate reserves as of December 31, 2019:

(tonnes in millions)	Reserve Tonnes (a)(b)(c)		Average BPL(d)	% P2O5
Active Mines
Four Corners(f)	86.6		64.0	29.3
South Fort Meade	7.6		61.4	28.1
Wingate	26.2		62.1	28.4
Miski Mayo(g)	90.4		65.7	30.1
Total Active Mines	210.8		64.4	29.5
Temporarily Idled
South Pasture	137.9		63.2	28.9
Planned Mining
East Ona(h)	110.9		64.5	29.5
DeSoto	149.2	(e)	63.8	29.2
Total Planned Mining	260.1		64.1	29.3
Total Mining	608.8		64.0	29.3
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

(c)	Of the reserves shown, 498.3 million tonnes are proven reserves, while probable reserves totaled 20.1 million tonnes.

(d)	Average product BPL ranges from approximately 62% to 66%.

(e)
In connection with the purchase in 1996 of approximately 111.1 million tonnes of the reported DeSoto reserves, we agreed to (i) pay royalties of between $0.50 and $0.90 per ton of rock mined based on future levels of DAP margins, and (ii) pay to the seller lost income from the loss of surface use to the extent we use the property for mining related purposes before January 1, 2021.

(f)	The Four Corners reserves include the Ona West reserve tonnes.

(g)	We pay royalties to the government of Peru based on a percentage of net sales and final determined price. These royalty payments average approximately $7 million annually.

(h)	The East Ona reserves are expected to be mined through our South Pasture and Four Corners mine locations.
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

•
We have a long-term mineral lease with SFMP. This lease expires on the earlier of December 31, 2025 or on the date that we have completed mining and reclamation obligations associated with the leased property. Lease provisions include royalty payments and a commitment to give mining priority to the South Fort Meade phosphate reserves. We pay the partnership a royalty on each BPL short ton mined and shipped from the areas that we lease from it. Royalty payments to SFMP normally average approximately $11 million annually.

•
Through its arrangements with us, SFMP also earns income from mineral lease payments, agricultural lease payments and interest income, and uses those proceeds primarily to pay dividends to its equity owners.

•
The surface rights to approximately 942 acres for the South Fort Meade Mine are owned by SFMP, while the U.S. government owns the mineral rights beneath. We control the rights to mine these reserves under a mining lease agreement and pay royalties on the tonnage extracted. Under the lease, we paid an immaterial amount of royalties to the U.S. Government in 2019.

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
Investments in MWSPC
We own a 25% interest in Ma'aden Wa'ad Al Shamal Phosphate Company ("MWSPC") and, in connection with our equity share, we are entitled to market approximately 25% of MWSPC’s production. MWSPC consists of a mine and two chemical complexes (the “Project”) that produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. The greenfield project was built in the northern region of Saudi Arabia at Wa’ad Al Shamal Minerals Industrial City, and includes further expansion of processing plants in Ras Al Khair Minerals Industrial City, which is located on the east coast of Saudi Arabia. Ammonia operations commenced in late 2016 and on December 1, 2018, MWSPC commenced commercial operations of the phospate plant, thereby bringing the entire project to the commercial production phase. Phosphate production will gradually ramp-up until it reaches an expected 3.0 million tonnes in annual production capacity. Actual phosphate production was 2.2 million tonnes in 2019. The Project is expected to benefit from the availability of key raw nutrients from sources within Saudi Arabia.
Our cash investment in the Project was $770 million at December 31, 2019. We did not make any contributions in 2019 and do not expect future contributions will be needed. However, we are contractually obligated to make future cash contributions of approximately $70 million, if needed.
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid primarily for use in our production of phosphoric acid. We purchased approximately 3.7 million long tons of sulfur during 2019. We purchase the majority of this sulfur from North American oil and natural gas refiners who are required to remove or recover sulfur during the refining process. Production of one tonne of DAP requires approximately 0.40 long tons of sulfur. We procure our sulfur from multiple sources and receive it by truck, rail, barge and vessel, either directly at our phosphate plants or have it sent for gathering to terminals that are located on the U.S. gulf coast. In addition, we use formed sulfur received through Tampa ports, which are delivered by truck to our New Wales facility and melted through our sulfur melter.

We own and operate a sulfur terminal in Riverview, Florida. We also lease terminal space in Tampa, Florida and Galveston and Beaumont, Texas. We have long-term time charters on two ocean-going tugs/barges and one ocean-going vessel that transports molten sulfur from the Texas terminals to Tampa and then onward by truck to our Florida phosphate plants. In addition, we own a 50% equity interest in Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), which is operated by our joint venture partner. Gulf Sulphur Services has a sulfur transportation and terminaling business in the Gulf of Mexico, and handles these functions for a substantial portion of our Florida sulfur volume. Our sulfur logistic assets also include a large fleet of leased railcars that supplement our marine sulfur logistic system. Our Louisiana operations are served by truck from nearby refineries.
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
Ammonia
We use ammonia together with phosphoric acid to produce DAP, MAP and MicroEssentials®. We consumed approximately 1.2 million tonnes of ammonia during 2019. Production of one tonne of DAP requires approximately 0.23 tonnes of ammonia. We purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through our ammonia supply agreement (the “CF Ammonia Supply Agreement”) with an affiliate of CF Industries Inc. (“CF”) or produced internally at our Faustina, Louisiana location.
Our Florida ammonia needs are currently supplied under multi-year contracts with both domestic and offshore producers. Ammonia for our Bartow and Riverview plants is terminaled through owned ammonia facilities at the Port of Tampa and Port Sutton, Florida. Ammonia for our New Wales plant is terminaled through another ammonia facility owned and operated by a third party at Port Sutton, Florida pursuant to an agreement that provides for service through 2022 with automatic renewal for an additional two-year period unless either party terminates as provided in the agreement. Ammonia is transported by pipeline from the terminals to our production facilities. We have service agreements with the operators of the pipelines for Bartow, New Wales, and Riverview, which provide service through June 30, 2020 with an annual auto-renewal provision unless either party objects. We are currently in the process of signing a renegotiated agreement which will run to June 30, 2022, also with an annual auto-renewal option.
Under the CF Ammonia Supply Agreement, Mosaic agreed to purchase approximately 545,000 to 725,000 metric tonnes of ammonia per year during a term that commenced in 2017 and may extend until December 31, 2032, at a price tied to the prevailing price of U.S. natural gas. For 2019, our minimum purchase obligation was approximately 523,000 metric tonnes, and actual purchases were 575,000 metric tonnes. In the second half of 2017, a specialized tug and barge unit began transporting ammonia for us between a load location at Donaldsonville, Louisiana and a discharge location at Tampa, Florida. Additional information about this chartered unit and its financing is provided in Note 25 of our Consolidated Financial Statements. We expect a majority of the ammonia purchased under the CF Ammonia Supply Agreement to be received by barge at the port of Tampa and delivered to our Florida facilities as described in the preceding paragraph. While the market prices of natural gas and ammonia have changed since we executed this agreement in 2013 and will continue to change, we expect that the agreement will provide us a competitive advantage over its term, including by providing a reliable long-term ammonia supply.
We produce ammonia at Faustina, Louisiana primarily for our own consumption. Our annual capacity is approximately 530,000 tonnes. From time to time, we sell surplus ammonia to unrelated parties and/or may transport surplus ammonia to the port of Tampa. In addition, under certain circumstances we are permitted to receive ammonia at Faustina under the CF Ammonia Supply Agreement.
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

Natural Gas for Phosphates
Natural gas is the primary raw material used to manufacture ammonia. At our Faustina facility, ammonia is manufactured on site. The majority of natural gas is purchased through firm delivery contracts based on published index-based prices and is sourced from Texas and Louisiana via pipelines interconnected to the Henry Hub. We use over-the-counter swap and/or option contracts to forward price portions of future gas purchases. We typically purchase approximately 11 million MMbtu of natural gas per year for use in ammonia production at Faustina. Our purchases were lower in 2019, as we curtailed production at our Faustina facility for a portion of the year.
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
In 2019, we operated three potash mines in Canada, including two shaft mines with a total of four production shafts and one solution mine, as well as one potash shaft mine in the United States. We also own related mills or refineries at our mines. Also, as part of the Acquisition, we acquired a potash project in Kronau, Saskatchewan.
We continue the expansion of capacity in our Potash segment with the K3 shafts at our Esterhazy mine. Following ramp-up, these shafts are expected to add an estimated 0.9 million tonnes to our annual potash operational capacity. This will provide an infrastructure to move ore from K3 to the K1 and K2 mills. In September 2019, the first four rotor mining machine began cutting ore underground at K3. In December 2019, the second four rotor mining machine began cutting and shaft excavation was completed. A total of 1.4 million tonnes of K3 ore was transported from K3 to K2 via the overland conveyor infrastructure in 2019. As K3 production ramps up, we plan to cease underground mining at K1 and K2 by mid-2022. Once mining there ceases, we expect to eliminate our brine inflow costs at these mine shafts.
It is possible that the costs of inflow remedial efforts at Esterhazy may increase in the future, before the shutdown of K1 and K2 mining, and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or remediation costs may increase to a level which would cause us to change our mining processes or abandon the mines. However, with K3 ramping up, the long term impact of an inflow event is significantly reduced.
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

SASKATCHEWAN
Colonsay *(shaft)*
Belle Plaine *(solution)*
Esterhazy *(shaft)*
NEW MEXICO
Carlsbad *(shaft)*
Red MOP
White MOP
K-MAG®
Temporarily Idled

Our North American potash annualized operational capacity totals 11.2 million tonnes of product per year and accounts for approximately 12% of world annual capacity and 36% of North American annual capacity. Production during 2019 totaled 7.9 million tonnes. We account for approximately 11% of estimated world annual production and 34% of estimated North American annual production.

The following table shows, for each of our potash mines, annual capacity as of December 31, 2019 and volume of mined ore, average grade and finished product output for years 2019, 2018 and 2017:

(tonnes in millions)			2019			2018			2017
Facility	Annualized Proven Peaking Capacity (a)(c)(d)	Annual Operational Capacity (a)(b)(d)(e)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)	Ore Mined	Grade % K2O(f)	Finished Product(b)
Canada
Belle Plaine—MOP	3.9	3.0	11.9	18.0	2.7	10.6	18.0	2.8	10.2	18.0	2.7
Colonsay—MOP(g) (h)	2.6	1.5	1.9	26.5	0.7	3.4	26.8	1.2	3.4	24.4	1.1
Esterhazy—MOP(i)	6.3	6.0	11.9	23.6	3.9	13.9	23.7	4.6	13.1	24.0	4.3
Canadian Total	12.8	10.5	25.7	21.2	7.3	27.9	21.9	8.6	26.7	21.7	8.1
United States
Carlsbad—K-Mag®(j)	0.9	0.7	3.0	6.0	0.6	3.0	6.1	0.6	3.2	5.5	0.6
United States Total	0.9	0.7	3.0	6.0	0.6	3.0	6.1	0.6	3.2	5.5	0.6
Totals	13.7	11.2	28.7	19.6	7.9	30.9	20.4	9.2	29.9	20.0	8.7
______________________________

(a)	Finished product.

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

(d)
The annualized proven peaking capacity shown above is the capacity currently used to determine our share of Canpotex, Limited (“Canpotex”) sales. Canpotex members’ respective shares of Canpotex sales are based upon the members’ respective proven peaking capacities for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Alternatively, after January 2017, Canpotex members may elect to rely on an independent engineering firm and approved protocols to calculate their proven peaking capacity. The annual operational capacity reported in the table above can exceed the annualized proven peaking capacity until the proving run has been completed. Our share of Canpotex was 38.1% in the first half of 2017 and, on July 1, 2017, it decreased to 36.2%. It has remained at that level through December 31, 2019.

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

(g)
In August 2019, we temporarily idled our Colonsay, Saskatchewan potash mine for the remainder of 2019 in light of reduced customer demand. On January 28, 2020, we announced that we intend to keep it idled for the foreseeable future. The Colonsay operating capacity will not be included in our operating rate calculation until it resumes operation.

(h)	We have the ability to reach an annual operating capacity of 2.1 million tonnes over time by increasing our staffing levels and investment in mine development activities.

(i)	The annual operational capacity of Esterhazy increased by 0.7 million tonnes in 2019 reflecting the ramp-up in capacity from the K3 shaft.

(j)	K-Mag® is a specialty product that we produce at our Carlsbad facility.
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
Our potash mineral rights in the Province of Saskatchewan consist of the following:

	Belle Plaine	Colonsay	Esterhazy	Total
Acres under control
Owned in fee	17,526	10,524	116,980	145,030
Leased from Province	51,250	120,343	197,814	369,407
Leased from others	—	3,826	87,760	91,586
Total under control	68,776	134,693	402,554	606,023
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
Since December 1985, we have effectively managed an inflow of salt saturated brine into our Esterhazy mine. At various times since then, we have experienced changing amounts and patterns of brine inflows at Esterhazy. To date, the brine inflow, including our remediation efforts to control it, has not had a material impact on our production processes or volumes. The volume of the net brine inflow (the rate of inflow less the amount we are pumping out of the mine) or net outflow (when we are pumping more brine out of the mine than the rate of inflow) fluctuates and is dependent on a number of variables, such as the location of the source of the inflow; the magnitude of the inflow; available pumping, surface and underground brine storage capacities; underground injection well capacities, and the effectiveness of calcium chloride and cementatious grout used to reduce or prevent the inflows, among other factors. As a result of these brine inflows, we incur expenditures, certain of which have been capitalized and others that have been charged to expense, in accordance with accounting principles generally accepted in the United States.

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
At the Carlsbad facility, we mine and refine potash from 77,221 acres of mineral rights. We control these reserves pursuant to either (i) leases from the U.S. government that, in general, continue in effect at our option (subject to readjustment by the U.S. government every 20 years) or (ii) leases from the State of New Mexico that continue as long as we continue to produce from them. These reserves contain an estimated total of 176 million tonnes of potash mineralization (calculated after estimated extraction losses) in one mining bed evaluated at thicknesses ranging from 6.5 feet to 10 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 32 million tonnes of langbeinite concentrates with an average grade of approximately 22% K2O. At projected rates of production, we estimate that Carlsbad’s reserves of langbeinite are sufficient to support operations for approximately 49.7 years.
Royalties for the U.S. operations amounted to approximately $6.7 million in 2019. These royalties are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases.
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

Our estimated recoverable potash ore reserves and non-reserve potash mineralization as of December 31, 2019 for each of our mines are as follows:

(tonnes of ore in millions)	Reserves(a)(b)		Potash Mineralization(a)(c)
Facility	Recoverable Tonnes	Average Grade (% K2O)	Potentially Recoverable Tonnes
Canada
Belle Plaine	799	18.0	2,517
Colonsay	299	26.3	425
Esterhazy	872	24.6	671
sub-totals	1,970	22.2	3,613
United States
Carlsbad	176	5.3	—
Totals	2,146	20.8	3,613
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
Natural Gas
Natural gas is used at our Belle Plaine solution mine as a fuel to produce steam and to dry potash products. The steam is used to generate electricity and provide thermal energy to the evaporation, crystallization and solution mining processes. The Belle Plaine solution mine typically accounts for approximately 80% of our Potash segment’s total natural gas requirements for potash production. At our shaft mines, natural gas is used as a fuel to heat fresh air supplied to the shaft mines and for drying potash products. Combined natural gas usage for both the solution and shaft mines totaled 17 million MMbtu during 2019. We purchase our natural gas requirements on firm delivery index price-based physical contracts and on short term spot-priced physical contracts. Our Canadian operations purchase physical natural gas from Alberta and Saskatchewan using AECO price indices references and transport the gas to our plants via the TransGas pipeline system. The U.S. potash operation in New Mexico purchases physical gas in the southwest respective regional market using the El Paso San Juan Basin market pricing reference. We use financial derivative contracts to manage the pricing on portions of our natural gas requirements.
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

RORAIMA
AMAPÁ
AMAZONAS
PARÁ
MARANHÃO
CEARA
RIO GRANDE DO NORTE
PIAUÍ
PARAÍBA
PERNAMBUCO
ALAGOAS
TOCANTINS
BAHIA
SERGIPE
ONDÓNIA
MATO GROSSO
GOIÁS
DISTRITO FEDERAL
MINAS GERAIS
ESPÍRITO SANTO
MATO GROSSO DO SUL
SÃO PAULO
RIO DE JANEIRO
PARAGUAY
PARANÁ
SANTA CATARINA
RIO GRANDE DO SUL
Warehouse/Blender
Phosphate Production
Port
Phosphate Mine
Potash Production

We are the largest producer and one of the largest distributors of blended crop nutrients for agricultural use in Brazil. We produce and sell phosphate and potash-based crop nutrients, and animal feed ingredients through our operations. Our operations in Brazil include five phosphate rock mines; four chemical plants and a potash mine. We own and operate ten blending plants in Brazil and one blending plant and port in Paraguay. In addition, we lease several other warehouses and blending units depending on sales and production levels. We also have a 62% ownership interest in Fospar, S.A. (“Fospar”). Fospar owns and operates an SSP granulation plant, which produces approximately 0.5 million tonnes of SSP per year, and a deep-water port and throughput warehouse terminal facility in Paranagua, Brazil. The port facility at Paranagua handles approximately 3.0 million tonnes of imported crop nutrients. In 2019, Mosaic Fertilizantes sold approximately 9.2 million tonnes of crop nutrient products and accounted for approximately 25% of fertilizer shipments in Brazil.
We have the capability to annually produce approximately 4.0 million tonnes of phosphate and potash-based crop nutrients and animal feed ingredients. Crop nutrient products produced are marketed to crop nutrient manufacturers, distributors, retailers and farmers.
In addition to producing crop nutrients, Mosaic Fertilizantes purchases phosphates, potash and nitrogen products which are either used to produce blended crop nutrients (“Blends”) or for resale. In 2019, Mosaic Fertilizantes purchased 1.6 million tonnes of phosphate-based products, primarily MicroEssentials®, from our Phosphates segment, and 2.1 million tonnes of potash products from our Potash segment and Canpotex.
Early in 2019, Brazil's National Mining Agency implemented new standards regarding tailings dam safety, construction, environmental licenses, and operations. As a result of these new standards, we temporarily idled operations at four tailings dams and the three related mines at Araxa, Tapira, and Catalao, which negatively impacted our operations, production levels, costs, and results in an amount of approximately $77 million. We resumed full mining operations during the third quarter of

2019 after we received a Certificate of Stabilization for each of the idled tailings dams, which certified our full compliance with the new standards.
Phosphate Crop Nutrients and Animal Feed Ingredients
Our Brazilian phosphates operations have capacity to produce approximately 1.1 million tonnes of phosphoric acid (“P2O5”) per year, or about 70% of Brazilian annual capacity. Phosphoric acid is produced by reacting ground phosphate rock with sulfuric acid. Phosphoric acid is the key building block for the production of high analysis or concentrated phosphate crop nutrients and animal feed products, and is the most comprehensive measure of phosphate capacity and production and a commonly used benchmark in our industry. Our Brazilian phosphoric acid production totaled approximately 0.8 million tonnes in 2019 and accounted for approximately 88% of Brazilian annual output. Production in 2019 was negatively impacted by steps taken to comply with the new standards implemented by Brazil's National Mining Agency discussed above.
Our principal phosphate crop nutrient products are:

•
Monoammonium Phosphate (11-52-0) MAP is a crop nutrient composed of two macronutrients, nitrogen and phosphoric acid. This slurry is added inside a rotary drum type granulator with ammonia to complete the neutralization reaction and produce MAP.

•
Triple superphosphate (TSP) TSP is a highly concentrated phosphate crop nutrient. TSP is produced from the phosphate rock reaction with phosphoric acid in a kuhlmann type reactor. The process for the production of TSP in Brazil is run of pile where the product undergoes a curing process of approximately seven days for later granulation.

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

Our primary mines and chemical plants are located in the states of Minas Gerais, Sao Paulo, and Goias. Production of our animal feed ingredients products is located at our Uberaba, Minas Gerais, and Cajati, Sao Paulo facilities. We market our feed phosphate primarily under the brand name Foscálcio.
Annual capacity by plant as of December 31, 2019 and production volumes by plant for 2019 are listed below:

(tonnes of ore in millions)	Phosphoric acid		Processed Phosphate(a) (MAP/TSP/SSP/DCP/Feed)
Facility	Capacity(b)	Production(c)	Capacity(b)	Production(c)
Phosphate
Uberaba	0.9	0.7	1.9	1.4
Cajati	0.2	0.1	0.6	0.3
Araxá	—	—	1.0	0.9
Catalao	—	—	0.4	0.3
Total	1.1	0.8	3.9	2.9
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

(c)
Actual production varies from annual operational capacity shown in the table above due to factors that include, among others, the level of demand for our products, maintenance and turnaround time, accidents, mechanical failure. In 2019, actual production was also impacted by downtime to comply with new standards implemented by Brazil's National Mining Agency.
The phosphoric acid produced at Cajati is used to produce DCP. The phosphoric acid produced at Uberaba is used to produce MAP, TSP and DCP. We produced approximately 2.9 million tonnes of concentrated phosphate crop nutrients during 2019 which accounted for approximately 69% of estimated Brazilian annual production.
Phosphate Rock
Phosphate rock is the key mineral used to produce phosphate crop nutrients and feed phosphate. Our phosphate rock production in Brazil totaled approximately 2.9 million tonnes in 2019 which accounted for approximately 55% of estimated Brazilian annual production. We are the largest producer of phosphate rock in Brazil and currently operate four mines with a combined annual capacity of approximately 5.0 million tonnes. Production of one tonne of MAP requires 1.6 to 1.7 tonnes of phosphate rock. Production of one tonne of SSP requires between 0.6 to 0.7 tonnes of phosphate rock. Production of one tonne of TSP requires 1.4 tonnes of phosphate rock.
Our wholly owned phosphate mines and related mining operations in Brazil are located in the states of Minas Gerais, Goiás and São Paulo, Brazil. During 2019, we operated five active mines; Araxá, Patrocínio and Tapira, in the state of Minas Gerais; Catalão, in the state of Goiás; and Cajati, in the state of São Paulo.
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
The following table shows the annual capacity of rock production volume and grade for each of our phosphate mines as of December 31, 2019 and 2018:

		2019			2018
(tonnes in millions)	Capacity(a)	Production(b)	Average BPL(c)	% P2O5(d)	Production(b)	Average BPL(c)	% P2O5(d)
Facility
Catalão	1.0	0.9	74.8	34.2	0.8	74.8	34.2
Tapira	2.1	1.3	77.4	35.4	1.9	77.4	35.4
Araxá/Patrocínio	1.3	0.4	76.5	35.0	0.8	75.4	34.5
Cajati	0.6	0.3	75.6	34.6	0.5	75.6	34.6
Total	5.0	2.9	76.5	35.0	4.0	76.2	34.9
______________________________

(a)
Annual operational capacity is the expected average long-term annual capacity considering constraints represented by the grade, quality and quantity of the reserves being mined as well as equipment performance and other operational factors.

(b)
Actual production varies from annual operational capacity shown in the above table due to factors that include among others the level of demand for our products, the quality of the reserves, the nature of the geologic formations we are mining at any particular time, maintenance and turnaround time, accidents, mechanical failure, weather conditions, and other operating conditions, as well as the effect of recent initiatives intended to improve operational excellence. In 2019, our actual production was negatively impacted by downtime to comply with new standards implemented by Brazil's National Mining Agency as discussed above.

(c)
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
The following table sets forth our proven and probable phosphates reserves as of December 31, 2019:

(tonnes in millions)	Reserve Tonnes (a)(b)	% P2O5
Active Mines
Catalão	71.4	11.1
Tapira	619.5	7.6
Araxá	15.6	11.8
Patrocínio(c)	478.4	12.1
Cajati	70.8	5.1
Total Mines	1,255.7	9.4
______________________________

(a)	Tonnage is stated in millions of run of mine dry metric tons and Grade is % P205, after adjustments for depletion, mining dilution and recovery.

(b)	Mineral reserves were audited by external consulting firms.

(c)	The declared reserves correspond to the original scope of the Patrocínio project.

We are required to pay royalties to mineral owners and resource taxes to the Brazilian government for phosphate and potash production. The resource taxes, known as Compensação Financeira pela Exploração de Recursos Minerais or CFEM, are regulated by the National Mining Agency. In 2019, we paid royalties and resource taxes of approximately $8 million.
Sulfur
We use molten sulfur at our phosphates concentrates plants to produce sulfuric acid, one of the key components used in our production of phosphoric acid. We consumed approximately 1.0 million long tons of sulfur for our own production during 2019. We purchase approximately 60% of the volume under annual supply agreements from oil and natural gas refiners, who are required to remove or recover sulfur during the refining process. The remaining 40% is purchased in the spot market. Sulfur is imported through the Tiplam port and transported by rail to the Uberaba plant and by truck to the Araxá and Cajati locations.
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
Ammonia
We use ammonia, together with phosphoric acid, to produce MAP, and to a lesser extent for SSP production. We consumed approximately 130,000 tonnes of ammonia during 2019. Production of one tonne of MAP requires approximately 0.137 tonnes of ammonia. We purchase all of our ammonia under a long-term supply agreement with a single supplier. Ammonia is imported through the Tiplam port and transported by truck to Uberaba, Araxá and Catalão.
We own approximately 1% of the Tiplam terminal in Santos, Sao Paulo. Our ownership percentage, along with a contractual agreement, guarantee us unloading priority for ammonia and also provide us unloading capacity for rock, sulfur and crop nutrients.
Although ammonia is readily available from many different suppliers and can be transported to our phosphates facilities by a variety of means, ammonia is an important raw material used in our business that has in the past been and in the future, could be subject to volatile pricing. Alternative transportation and terminaling facilities might not have sufficient capacity to fully serve all of our facilities in the event of a disruption to existing transportation or terminaling facilities. Changes in the price of ammonia or disruptions to ammonia transportation of terminaling could have a material impact on our business. We have included a discussion of ammonia prices in our Management's Analysis.
Brazilian Potash
We conduct potash operations through the leased Taquari-Vassouras shaft mine, which is the only potash mine in Brazil, located in Rosário do Catete, in the Brazilian state of Sergipe. We also own a related refinery at the site. We produce and sell potash product domestically. MOP is the primary source of potassium for the crop nutrient industry in Brazil. Red MOP has traces of iron oxide. The granular and standard grade Red MOP products are well-suited for direct fertilizer application and bulk blending. Our potash product is marketed in Brazil to crop nutrient manufacturers, distributors and retailers and is also used in the manufacturing of crop nutrients.
Potash Mine
The potash deposit is in the Taquari-Vassouras sub-basin and the Taquari-Vassouras Industrial Complex is in Rosário do Catete. It can be reached by road and is also served by rail about 9km from the site and a port facility about 40 km from the mine site. The underground mining operations comprises three municipalities: Rosário do Catete, Capela and Carmópolis.
The ore is sylvinite (KCL, NaCL) containing sylvite (KCl) and halite (NaCl). It is mined at a depth of 500 to 740 meters by room and pillar methods using six continuous miners. Room and pillar is a mining system in which the mined material is extracted across a horizontal plane, creating horizontal arrays of rooms and pillars. The ore is extracted in two phases. In the first, "pillars" of untouched material are left to support the roof overburden, and open areas or "rooms" are extracted underground; the pillars are then partially extracted in the same manner. The technique is usually used for relatively flat-lying deposits.
The beneficiation process operation begins at the run-of-mine stockpile. The material is conveyed to the processing circuit where it is divided into eight major units: crushing, concentration, dissolution, drying, compaction, storage and shipping.
Our current potash annualized operational capacity totals 520,000 tonnes of product per year and accounts for 100% of Brazilian annual capacity. Production totaled 426,000 tonnes in 2019, with a K20 grade of 58%. Production during 2019 was negatively impacted by an area of challenging geology, which affected the mine's operating rates.
In 2019, we paid royalties of approximately $7 million related to the leasing of potash assets and mining rights for Taquari.
Reserves
Our estimate of potash reserves is based on exploration drill hole data, seismic data and actual mining results. We believe that all reserves are potentially recoverable using existing production and refinery locations. As of December 31, 2019, we had probable reserves of 9.5 million tonnes with an average K2O grade of 23.75%. We are currently in the process of having further technical work performed by independent third parties that will provide the information necessary to determine the proven reserves. Based on current estimates, we believe the reserves will be exhausted in 2023.
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
India and China Distribution Businesses
Our China and India distribution businesses market phosphate-, potash- and nitrogen-based crop nutrients and provide other ancillary services to wholesalers, cooperatives, independent retailers, and farmers in the Asia-Pacific regions. These operations provide our Phosphates and Potash segments access to key markets outside of North and South America and serve as a marketing agent for our Phosphates segment. In 2019, the India and China operations purchased 429,686 tonnes of phosphate-based products from our Phosphates segment and MWSPC, and 367,470 tonnes of potash products from our Potash segment and Canpotex. They also purchase phosphates, potash and nitrogen products from unrelated third parties, which we either use to produce blended crop nutrients or for resale.
In China, we own two 300,000-tonne per year capacity blending plants. In 2019, we sold approximately 172,000 tonnes of Blends and distributed another 513,000 tonnes of phosphate and potash crop nutrients in China.
In India, we have distribution facilities to import and sell crop nutrients. In 2019, we distributed approximately 784,000 tonnes of phosphate and potash crop nutrient products in India.
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
We own port facilities in Tampa, Florida and Houston, Texas, which have deep water berth capabilities providing access to the Gulf of Mexico. We discontinued operations at the Houston, Texas facility in 2017 and are currently not marketing the asset for sale. We also own warehouse distribution facilities in Savage, Minnesota; Rosemount, Minnesota; Pekin, Illinois; and Henderson, Kentucky. We anticipate idling of the Savage, Minnesota facility in the first quarter of 2020.
In addition to the facilities that we own, our U.S. distribution operations also include leased distribution space or contractual throughput agreements in other key geographical areas including California, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, Texas and Wisconsin.
Our Canadian customers include independent dealers and national accounts. We also lease and own warehouse facilities in Saskatchewan, Ontario, Quebec and Manitoba in Canada.
International
Outside of the United States and Canada, we market our Phosphates segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, as well as a salesforce focused on geographies outside of North America. The countries that account for the largest amount of our phosphates sales outside the United States, by volume, are Brazil, Canada, Australia and Argentina.
Our sales outside of the United States and Canada of potash products are made through Canpotex. Canpotex sales are allocated between its members based on peaking capacity. In 2019, our share of Canpotex sales remained at 36.2%.
Our potash exports from Carlsbad are sold through our own sales force. We also market our Potash segment’s products through our Mosaic Fertilizantes segment and our China and India distribution businesses, which acquire potash primarily through Canpotex. The countries that account for the largest amount of international potash sales, by volume, are Brazil, China, Indonesia, India and Malaysia.
To service the needs of our customers, our Mosaic Fertilizantes segment includes a network of strategically located sales offices, crop nutrient blending and bagging facilities, port terminals and warehouse distribution facilities that we own and operate. The blending and bagging facilities primarily produce Blends from phosphate, potash and nitrogen. The average product mix in our Blends (by volume) contains approximately 15% nitrogen, 50% phosphate, and 35% potash, although this mix differs based on seasonal and other factors. All of our production in Brazil is consumed within the country.

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
Other Products
With a strong brand position in a multi-billion dollar animal feed ingredients global market, our Phosphates segment supplies animal feed ingredients for poultry and livestock to customers in North America, Latin America and Asia. Our potash sales to non-agricultural users are primarily to large industrial accounts and the animal feed industry. Additionally, in North America, we sell potash for de-icing and as a water softener regenerant, while recently concluding to exit the fluorosilicic acid business used for water fluoridation. In Brazil, we also sell phosphogypsum.
COMPETITION
Because crop nutrients are global commodities available from numerous sources, crop nutrition companies compete primarily on the basis of delivered price. Other competitive factors include product quality, cost and availability of raw materials, customer service, plant efficiency and availability of product. As a result, markets for our products are highly competitive. We compete with a broad range of domestic and international producers, including farmer cooperatives, subsidiaries of larger companies, and independent crop nutrient companies. Foreign competitors often have access to cheaper raw materials, are required to comply with less stringent regulatory requirements or are owned or subsidized by governments and, as a result, may have cost advantages over North American companies. We believe that our extensive North American and international production and distribution system provides us with a competitive advantage by allowing us to achieve economies of scale, transportation and storage efficiencies, and obtain market intelligence. Also, we believe our performance products, such as MicroEssentials®, provide us a competitive advantage with customers in North and South America.
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
OTHER MATTERS
Employees
We had approximately 12,600 employees as of December 31, 2019, consisting of approximately 9,100 salaried and 3,500 hourly employees. There are also approximately 700 hourly employees at the Miski Mayo mine, of which we own 75% and its results are consolidated within our results of operations.
Labor Relations
As of December 31, 2019:

•
We had ten collective bargaining agreements with unions covering 87% of our hourly employees in the U.S. and Canada. Of these employees, approximately 12% are covered under collective bargaining agreements scheduled to expire in 2020.

•
Agreements with 34 unions covered all employees in Brazil, representing 87% of our international employees. More than one agreement may govern our relations with each of these unions. In general, the agreements are renewable on an annual basis.

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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding our executive officers as of February 20, 2020 is set forth below:

Name	Age	Position
Bruce M. Bodine Jr.	48	Senior Vice President - Phosphates
Clint C. Freeland	51	Senior Vice President - Chief Financial Officer
Mark J. Isaacson	57	Senior Vice President, General Counsel and Corporate Secretary
Chrisopher A. Lewis	57	Senior Vice President - Human Resources
Richard N. McLellan	63	Senior Vice President - Commercial
James “Joc” C. O’Rourke	59	Chief Executive Officer, President and Director
Walter F. Precourt III	55	Senior Vice President - Strategy and Growth
Corrine D. Ricard	56	Senior Vice President - Mosaic Fertilizantes
Karen A. Swager	49	Senior Vice President - Potash
Bruce M. Bodine Jr. Mr. Bodine was named Senior Vice President - Phosphates and, also provides executive oversight for the corporate procurement organization effective as of January 1, 2019. Prior to that, he served as our Senior Vice President - Potash beginning in June 2016, as our Vice President - Potash (from April to May 2016), prior to that, as our Vice President -

Supply Chain (from August 2015 to March 2016), prior to that as our Vice President - Operations Business Development (from October 2014 to August 2015), prior to that as Vice President - Operations for our Esterhazy and Colonsay potash production facilities (from July 2013 to October 2014), prior to that as the General Manager, Esterhazy (from September 2012 to June 2013) and prior to that as the General Manager, Four Corners (from March 2010 to August 2012). Before that, Mr. Bodine held various plant and mine development management positions in the Phosphates segment beginning with Mosaic’s formation in 2004. Mr. Bodine serves as a director of MVM Resources International, B.V., the general partner of Compañia Minera Miski Mayo S.R.L., the joint venture that operates the mines in Peru.
Clint C. Freeland. Mr. Freeland was named Senior Vice President and Chief Financial Officer in June 2018. Prior to joining Mosaic, Mr. Freeland served as Executive Vice President and Chief Financial Officer of Dynegy Inc. from July 2011 until Dynegy’s merger with Vistra Energy Corp. in April 2018. Mr. Freeland was responsible for Dynegy’s financial affairs, including finance and accounting, treasury, tax and banking and credit agency relationships. In November 2011, as part of a reorganization of its subsidiaries, certain of Dynegy’s affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) and, in July 2012, Dynegy filed a voluntary petition for reorganization under Chapter 11 of the Code. Dynegy emerged from Bankruptcy in October 2012. Prior to joining Dynegy, Mr. Freeland served as Senior Vice President, Strategy & Financial Structure of NRG Energy, Inc. from February 2009 to July 2011. Mr. Freeland served as NRG’s Senior Vice President and Chief Financial Officer from February 2008 to February 2009 and its Vice President and Treasurer from April 2006 to February 2008. Prior to joining NRG, Mr. Freeland held various key financial roles within the energy sector.
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
Christopher A. Lewis. Mr. Lewis was named Senior Vice President—Human Resources in June 2019. Prior to joining Mosaic, Mr. Lewis held the role of Vice President, Project Execution for Spectra Energy Corporation’s merger into Calgary, Alberta, Canada-based Enbridge, Inc. where he led construction of the companies’ energy assets throughout North America, as well as a synergy capture program post acquisition. Prior to that role, Lewis held roles at DCP Midstream, LLC, a natural gas company based in Denver, where he started as the head of Human Resources while the company was formed as a spinoff from Duke Energy in 2007. From 2010 to 2016, he was DCP’s Chief Corporate Officer, a multi-functional role that included leadership of the human resources function. Earlier in his career, Lewis held regional and global senior human resources positions at Thomson Multimedia (formerly RCA, GE consumer electronics) and DHL, Inc.
Richard N. McLellan. Mr. McLellan was appointed Senior Vice President - Commercial effective November 15, 2019. Prior to that time, he served as Senior Vice President - Mosaic Fertilizantes since May 2018, Senior Vice President - Brazil from February 2017 to May 2018, Senior Vice President - Commercial from April 2007 to February 2017, and before that as our Vice President - North American Sales since December 2005 and as Country Manager for our (and, prior to the Combination, Cargill’s) Brazilian crop nutrient business since November 2002. Mr. McLellan joined Cargill in 1989 and held various roles in its Canadian and U.S. operations, including grain, retail and wholesale crop nutrient distribution.
James “Joc” C. O’Rourke. Mr. O’Rourke was promoted to President and Chief Executive Officer effective in August 2015. Previously, he served as Executive Vice President - Operations and Chief Operating Officer since August 2012 and before that as Executive Vice President - Operations since January 2009. Prior to joining Mosaic, Mr. O’Rourke was President, Australia Pacific for Barrick Gold Corporation, the largest gold producer in Australia, since May 2006, where he was responsible for the Australia Pacific Business Unit, consisting of ten gold and copper mines in Australia and Papua New Guinea. Before that, Mr. O’Rourke was Executive General Manager in Australia and Managing Director of Placer Dome Asia Pacific Ltd., the second largest gold producer in Australia, from December 2004, where he was responsible for the Australia Business Unit, consisting of five gold and copper mines; and General Manager of Western Australia Operations for Iluka Resources Ltd., the world’s largest zircon and second largest titanium producer, from September 2003, where he was responsible for six mining and concentrating operations and two mineral separation/synthetic rutile refineries. Mr. O’Rourke had previously held various management, engineering and other roles in the mining industry in Canada and Australia since 1984. Mr. O’Rourke has served on our Board of Directors since May 2015 and is also a director of The Toro Company.

Walter F. Precourt III. Mr. Precourt was named Senior Vice President - Strategy and Growth effective January 1, 2019, and has provided executive oversight for the Environmental, Health and Safety organization since June 2016. He previously served as Senior Vice President - Phosphates and provided executive oversight for the corporate procurement organization from June 2016 until January 1, 2019, as our Senior Vice President - Potash Operations from May 2012 to June 2016, and before that he led our Environment, Health and Safety organization since joining Mosaic in 2009. Prior to joining Mosaic, Mr. Precourt was employed by cement and mineral component producer Holcim (U.S.) where he initially led its safety transformation and later became Vice President of Environment and Government Affairs. Mr. Precourt started his career at The Dow Chemical Company where he served in a variety of roles in Operations, Technology, Capital Project Management, and Environmental, Health and Safety. Mr. Precourt served as a director and was the past Chairman of the Board of the Saskatchewan Potash Producers Association and was a director of Fertilizer Canada.
Corrine D. Ricard. Ms. Ricard was appointed Senior Vice President - Mosaic Fertilizantes effective November 15, 2019. Prior to that she served as Senior Vice President - Commercial since February 2017, Senior Vice President - Human Resources from April 2012 to February 2017, and before that she held a number of other leadership positions at Mosaic, including Vice President - International Distribution, Vice President - Business Development and Vice President - Supply Chain. Prior to Mosaic’s formation, Ms. Ricard worked for Cargill in various roles, including risk management, supply chain and commodity trading.
Karen A. Swager. Ms. Swager was named Senior Vice President - Potash on January 1, 2019. Previously, Ms. Swager held leadership positions at Mosaic, including Vice President - Minerals, Vice President - Mining Operations and General Manager in our Phosphates business. She also led the mine planning and strategy group for the Phosphates business.
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

From time to time, new or improved technology becomes available to facilitate our management of the inflows, such as when horizontal drilling techniques were developed and refined. Taking advantage of these new or improved technologies may require significant capital expenditures and/or may increase our costs of management.
Due to the ongoing brine inflow at Esterhazy, subject to exceptions that are limited in scope and amount, we are unable to obtain insurance coverage for underground operations for water incursion problems. Our mines at Colonsay, Saskatchewan, and Carlsbad, New Mexico, are also subject to the risks of inflow of water as a result of our shaft mining operations.
It is possible that the costs of remedial efforts at Esterhazy may further increase in the future and that such an increase could be material, or, in the extreme scenario, that the brine inflows, risk to employees or management costs may increase to a level which would cause us to change our mining processes or abandon the mines. See the “Key Factors that can Affect Results of Operations and Financial Condition” and “Potash Net Sales and Gross Margin” sections of our Management’s Analysis, which sections are incorporated herein by reference, for a discussion of costs, risks and other information relating to the brine inflows.
Our operating results are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry in which we or our customers operate. These factors are outside of our control and may significantly affect our profitability.
Our operating results are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors, the most important of which are:

•	weather and field conditions (particularly during periods of traditionally high crop nutrients consumption);

•	quantities of crop nutrients imported and exported;

•	current and projected inventories and prices, which are heavily influenced by U.S. exports and world-wide markets; and

•
Governmental policies, including farm and biofuel policies, which may directly or indirectly influence the number of acres planted, the level of inventories, the mix of crops planted or crop prices or otherwise negatively affect our operating results.

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
Competitors and potential new entrants in the markets for both concentrated phosphate crop nutrients and potash have in recent years expanded capacity, or begun, or announced plans, to expand capacity or build new facilities. The extent to which current global or local economic and financial conditions, changes in global or local economic and financial conditions, or other factors may cause delays or cancellation of some of these ongoing or planned projects, or result in the acceleration of existing or new projects, is unclear. In addition, certain of our products sold to China may be subject to tariffs due to ongoing trade tensions between China and the United States. The level of exports by Chinese producers of concentrated phosphate crop nutrients depends to a significant extent on Chinese government actions to curb exports through, among other measures, prohibitive export taxes at times when the government believes it desirable to assure ample domestic supplies of concentrated phosphate crop nutrients to stimulate grain and oilseed production.
In addition, the other member of Canpotex is among our competitors who may, in the future, expand its potash production capacity. Each Canpotex member's respective shares of Canpotex sales is based upon that member's respective proven peaking capacity for producing potash. When a Canpotex member expands its production capacity, the new capacity is added to that member’s proven peaking capacity based on a proving run at the maximum production level. Alternatively, Canpotex members may elect to rely on an independent engineering firm and approved protocols to calculate their proven peaking capacity. Antitrust and competition laws prohibit the members of Canpotex from coordinating their production decisions, including the timing of their respective proving runs. Worldwide potash production levels during these proving runs could exceed then-current market demand, resulting in an oversupply of potash and lower potash prices.
We cannot accurately predict when or whether members’ or new entrants’ ongoing or planned capacity expansions or new facilities will be completed, the timing of competitors’ tests to prove peaking capacity for Canpotex purposes, the cumulative effect of these and recently completed expansions, the impact of tariffs on exports to China, or future decisions by the Chinese government on the level of Chinese exports of concentrated phosphate crop nutrients, or the effects of these or other actions by our competitors on the prices for our products or the volumes that we will be able to sell. The effects of any of these events occurring could be materially adverse to our results of operations.
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
Due to reduced market demand, depressed agricultural economic conditions and other factors, we and our predecessors have at various times suspended or curtailed production at some of our facilities. The extent to which we utilize available capacity at our facilities will cause fluctuations in our results of operations, as we will incur costs for any temporary or indefinite shutdowns of our facilities and lower sales tend to lead to higher fixed costs as a percentage of sales.
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
The use of crop nutrients is seasonal. Farmers tend to apply crop nutrients during two short application periods, the strongest one in the spring, before planting, and the other in the fall, after harvest. As a result, the strongest demand for our products typically occurs during the Spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other crop nutrient producers generally produce our products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of crop nutrient demand results in our sales volumes and net sales typically being the highest during the North American spring season and our working capital requirements typically being the highest just prior to the start of the Spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.
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
Customer expectations about prices and availability of crop nutrients have had and are expected to continue to have an effect on the demand for crop nutrients. When customers anticipate increasing crop nutrient prices, customers tend to accumulate inventories before the anticipated price increases. This can result in a lag in our realization of rising market prices for our products. Conversely, customers tend to delay their purchases when they anticipate future prices for crop nutrients will stabilize or decrease, adversely affecting our sales volumes and selling prices. Customer expectations about availability of crop nutrients can have similar effects on sales volumes and prices.

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
We maintain property, business interruption and casualty insurance policies, but we are not insured against all potential hazards and risks incident to our business. We are subject to various self-retentions and deductibles under these insurance policies. As a result of market conditions, our loss experience and other factors, our premiums, self-retentions and deductibles for insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. As a result, a disruption of operations at one of our key facilities or a significant casualty could have a material adverse effect on our results of operations or financial condition.
Important raw materials and energy used in our businesses in the past have been and may in the future be the subject of volatile pricing. Changes in the price of our raw materials could have a material impact on our businesses.
Natural gas, ammonia and sulfur are key raw materials used in the manufacture of phosphate crop nutrient products. Natural gas is used as both a chemical feedstock and a fuel to produce anhydrous ammonia, which is a raw material used in the production of concentrated phosphate products. Natural gas is also a significant energy source used in the potash solution mining process. From time to time, our profitability has been and may in the future be impacted by the price and availability of these raw materials and other energy costs. Because most of our products are commodities, there can be no assurance that we will be able to pass through increased costs to our customers. A significant increase in the price of natural gas, ammonia, sulfur or energy costs that is not recovered through an increase in the price of our related crop nutrients products could have a material adverse impact on our business. In addition, under our long-term CF Ammonia Supply Agreement we have agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032, and at a price to be determined by a formula based on the prevailing price of U.S. natural gas. If the price of natural gas rises or the market price for ammonia falls outside of the range anticipated at execution of this agreement, we may not realize a cost benefit from the natural gas-based pricing over the term of the agreement, or the cost of our ammonia under the agreement could become a competitive disadvantage. At times, we have paid considerably more for ammonia under the agreement than what we would have paid had we purchased it in the spot market.
During periods when the price for concentrated phosphates is falling because of falling raw material prices, we may experience a lag in realizing the benefits of the falling raw materials prices. This lag can adversely affect our gross margins and profitability.
During some periods, changes in market prices for raw materials can lead to changes in the global market prices for concentrated phosphate crop nutrients. In particular, the global market prices for concentrated phosphate crop nutrients can be affected by changes in the market prices for sulfur, ammonia, phosphate rock or phosphoric acid raw materials. Increasing market prices for these raw materials tend to put upward pressure on the selling prices for concentrated phosphate crop nutrients, and decreasing market prices for these raw materials tend to put downward pressure on selling prices for concentrated phosphate crop nutrients. When the market prices for these raw materials falls rapidly, the selling prices for our concentrated phosphate crop nutrients can fall more rapidly than we are able to consume our raw material inventory that we purchased or committed to purchase in the past at higher prices. As a result, our costs may not fall as rapidly as the selling prices of our products. Until we are able to consume the higher-priced raw materials, our gross margins and profitability can be adversely affected.
During periods when the prices for our products are falling because of falling raw material prices, we could be required to write-down the value of our inventories. Any such write-down could adversely affect our results of operations and the value of our assets.
We carry our inventories at the lower of cost or market. In periods when the market prices for our products are falling rapidly, including in response to falling market prices for raw materials, it is possible that we could be required to write-down the value of our inventories if market prices fall below our costs. Any such write-down could adversely affect our results of operations and the value of our assets. Any such effect could be material.
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
For 2019, we derived approximately 74% of our net sales from customers located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

The occurrence of any of the above in the countries in which we operate or elsewhere could jeopardize or affect our ability to transact business there and could adversely affect our revenues and operating results and the value of our assets located outside of the United States.
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
We are subject to taxes, including income taxes, resource taxes and royalties, and non-income based taxes in the United States, Canada, China, Brazil and other countries where we operate.  Changes in tax laws or regulations or their interpretation could result in higher taxes, which could materially adversely affect our operating results and financial condition.
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
We are subject to periodic audits by various levels of tax authorities in all countries where we have meaningful operations. The due process, audit and appeal practices and procedures of such authorities may vary significantly by jurisdiction, may be unpredictable (and unreliable) in nature and may result in significant risk to us. For various reasons, some governments may issue significant reassessments on audit based positions not fully grounded in law or fact, even though, upon disputing the reassessments, a great many are overturned on administrative appeal and through the court system. Certain systems involve tax litigation as a common practice. In certain countries, there are requirements to pay a reassessment (even though the matter has not been finally decided by the tax administration or a court of law) while the taxpayer has a well-supported objection and appeals administratively or in court. This may result in tying up significant funds and/or creating adverse treasury and credit risks that may interrupt, impede or otherwise materially affect our business operations.
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
Adverse weather conditions, including the impact of hurricanes, and excess heat, cold, snow, rainfall and drought, have in the past, and may in the future, adversely affect our operations, and result in increased costs, decreased sales or production and potential liabilities.
Adverse weather conditions, including the impact of hurricanes and excess heat, cold, snow, rainfall and drought, have in the past and may in the future adversely affect our operations, particularly our Phosphates business. In the past, hurricanes have resulted in minor physical damage to our facilities in Florida and Louisiana.

Additionally, water treatment costs due to high water balances, tend to increase significantly following excess rainfall from hurricanes or other adverse weather. Some of our Florida and Louisiana facilities have had or could have high water levels that may require treatment. High water balances in the past at phosphate facilities in Florida also led the Florida Department of Environmental Protection (“FDEP”) to adopt rules requiring phosphate production facilities to meet more stringent process water management objectives for phosphogypsum management systems.
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
Excess rainfall and drought have in the past, and may in the future adversely affect us. For example, we recently experienced the wettest year in North America in nearly 50 years which reduced fertilizer applications by farmers. Excess rainfall also resulted in higher river levels which adversely affected delivery of our products. Drought can reduce farmers’ crop yields and the uptake of phosphates and potash, reducing the need for application of additional phosphates and potash for the next planting season. Drought can also lower river levels, adversely affecting delivery of our products to our customers.
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
Expanding our operations or extending operations into new areas is also predicated upon securing the necessary environmental or other permits or approvals. We have been engaged in, and over the next several years, we and our subsidiaries will be continuing our, efforts to obtain permits in support of anticipated operations at certain of our properties.
A denial of our permits, the issuance of permits with cost-prohibitive conditions, substantial delays in issuing key permits, or legal actions that prevent us from relying on permits or revocation of permits, could prevent us from mining at certain of our properties and thereby have a material adverse effect on our business, financial condition or results of operations.
For example:

•
In Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits challenging the issuance or renewal of some of the permits we require. These actions can significantly delay issuance of the permits we need to operate or expand operations.

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
In many cases, as a condition to obtaining or maintaining permits and approvals or otherwise, we are required to comply with financial assurance requirements of governmental authorities. The purpose of these requirements is to provide comfort to the government that sufficient funds will be available for the ultimate closure, post-closure care or reclamation of our facilities.
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

•
As more fully discussed in Note 15 of our Notes to Consolidated Financial Statements, in 2016 under the terms of two consent decrees with federal and state regulators, we deposited a total of $630 million into two trust funds to provide additional financial assurance for the estimated costs of closure and post-closure care of most of our other phosphogypsum stack systems in Florida (excluding those acquired as part of the CF Phosphate Assets Acquisition) and Louisiana. As required under one of the consent decrees, we have also issued a $50 million letter of credit to further support our financial assurance obligations. We have also agreed to guarantee the difference between the amounts held in each trust fund (including earnings) and the estimated closure and long-term care costs. Compliance with the financial assurance requirements included in these consent decrees satisfies substantially all of our state financial assurance obligations relating to the covered facilities, which were historically satisfied without the need for any expenditure of corporate funds, to the extent our financial statements met certain balance sheet and income statement financial strength tests.

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
The discontinuation or replacement of LIBOR may affect our financial condition and results of operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of the London Interbank Offered Rate (“LIBOR”) by the end of 2021. At this time, we cannot predict the impact the discontinuation, reform, or replacement of LIBOR may have on interest rates paid on our credit facility and other financial instruments and interest rate swaps. As a result, it is possible that these interest rate fluctuations could adversely affect our financial condition and results of operations.

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
We have in the past been, are currently and in the future, may be subject to legal and regulatory proceedings that could be material to our business, results of operations, liquidity or financial condition. Joint ventures in which we participate could also become subject to these sorts of proceedings. These proceedings may be brought by the government or private parties and may arise out of a variety of matters, including:

•
Allegations by government or private parties that we have violated the permitting, financial assurance or other environmental, health and safety laws and regulations discussed above. For example, in connection with our settlement of matters relating to the U.S. Environmental Protection Agency’s ongoing review of mineral processing industries under the U.S. Resource Conservation and Recovery Act, we entered into the consent decrees discussed above and in Note 15 of our Notes to Consolidated Financial Statements, which required us to provide additional financial assurance as described above, pay cash penalties of approximately $8 million in the aggregate, modify certain operating practices and undertake certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $200 million in the aggregate. We are also involved in other proceedings alleging that, or to review whether, we have violated environmental laws in the United States and Brazil.

•
Other environmental, health and safety matters, including alleged personal injury, wrongful death, complaints that our operations are adversely impacting nearby farms and other business operations, other property damage, subsidence from operations, spills or releases to the environment, natural resource damages and other damage to the environment, arising out of operations, including accidents, could result in material impacts to our operations and facilities. In connection with the New Wales, Florida facility water loss incident, we entered into an administrative consent order with the FDEP, as discussed in greater detail in Note 24 of our Notes to Consolidated Financial Statements.

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
We have included additional information with respect to pending legal and regulatory proceedings in Note 24 of our Notes to Consolidated Financial Statements and in this report in Part I, Item 3, “Legal Proceedings”.
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
Continued government and public emphasis on environmental, health and safety issues in the United States, Canada, China, Brazil, Paraguay and other countries where we operate can be expected to result in requirements that apply to us and our operations that are more stringent than those that are described above and elsewhere in this report. These more stringent requirements may include, among other matters;

•
Increased levels of future investments and expenditures for environmental controls at ongoing operations, which will be charged against income from future operations; increased levels of the financial assurance requirements to which we are subject, and increased efforts or costs to obtain permits or denial of permits.

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
Canada’s intended NDC aims to achieve, by 2030, an economy-wide target of reducing greenhouse gas emissions by 30% below 2005 levels. In late 2016, the federal government announced plans for a comprehensive tax on carbon emissions, under which provinces opting out of the tax would have the option of adopting a cap-and-trade system. In the plans, the federal government also committed to implementing a federal carbon pricing backstop system that will apply in any province or territory that does not have a carbon pricing system in place by 2018. As of January 1, 2019, a carbon tax of $20/tonne now applies in Canada for any emitter not covered under the federal backstop program or approved provincial program. The carbon tax will increase to $30/tonne on January 1, 2020. In addition, the Province of Saskatchewan, in which our Canadian potash mines are located, has publicly stated that a carbon pricing system will not be implemented in the province and is currently pursuing legal action will be sought against the federal government. In December 2017, Saskatchewan announced a comprehensive plan to address climate change that does not include an economy-wide price on carbon but does include a system of tariffs and credits for large emitters. The plan was reviewed and approved, in part, by the federal government in October 2018. Our Saskatchewan Potash facilities will be subject to the Saskatchewan climate change plan regarding emissions at our facilities; however, indirect costs from the carbon tax associated with electricity, natural gas consumption, and transportation are now being passed through to us. As implementation of the Paris Agreement proceeds, more stringent laws and regulations may be enacted to accomplish the goals set out in Canada's NDC, such as the Clean Fuel Standard, which is now under development in Ottawa. Additionally, during the 2019 election campaign, the recently re-elected Liberal Party of Canada announced plans for "net zero emissions" by 2050. Details of the Canadian government's plan to achieve the net-zero target will be released in coming months. We will also continue to monitor developments relating to the legislation, as well as the potential future effect on our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources.
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
Our financial performance is dependent on a reliable and productive work force. A significant portion of our workforce, and that of the joint ventures in which we participate, is covered by collective bargaining agreements with unions. Unsuccessful contract negotiations or adverse labor relations could result in strikes or slowdowns. Any disruption may decrease our production and sales or impose additional costs to resolve disputes. The risk of adverse labor relations may increase as our profitability increases because labor unions’ expectations and demands generally rise at those times.
Accidents occurring in the course of our operating activities could result in significant liabilities, interruptions or shutdowns of facilities or the need for significant safety or other expenditures.
We engage in mining and industrial activities that can result in serious accidents. If our safety procedures are not effective, or if an accident occurs, we could be subject to liabilities arising out of property damage, personal injuries or death, our operations could be interrupted and we might have to shut down or abandon affected facilities. Accidents could cause us to expend significant amounts to remediate safety issues or to repair damaged facilities. For example:

•	Some of our facilities are subject to potential damage from earthquakes.
The excavation of mines can result in potential seismic events or can increase the likelihood or potential severity of a seismic event. The rise and fall of water levels, such as those arising from the brine inflows and our remediation activities at our Esterhazy mine, can also result in or increase the likelihood or potential severity of a seismic event. Our Esterhazy mine and southern Louisiana facilities have experienced minor seismic events from time to time. A significant seismic event at one of our facilities or mines could result in serious injuries or death, or damage to or flooding operations, or damage to adjoining properties or facilities of unrelated third parties. In an extreme scenario, seismic activity could cause us to disrupt our operations, or change our mining process or abandon the mine.

•
Our underground potash shaft mines are subject to risk from fire. In the event of a fire, if our emergency procedures are not successful, we could have significant injuries or deaths. In addition, fire at one of our underground shaft mines could halt our operations at the affected mine while we investigate the origin of the fire or for longer periods for remedial work or otherwise.

Our underground potash shaft mines at Esterhazy and Colonsay, Saskatchewan, Carlsbad, New Mexico and Taquari-Vassouras, Brazil are subject to risk from fire. Any failure of our safety procedures in the future could result in serious injuries or death, or shutdowns, which could result in significant liabilities and/or impact on the financial performance of our Potash and Mosaic Fertilizantes business, including a possible material adverse effect on our results of operations, liquidity or financial condition.

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
We own and maintain 11 tailings dams in Brazil. In response to the new mining regulations, we conducted inspections at all of our tailings dams in Brazil under the new regulatory standards. We had temporarily idled operations at four tailings dams and the three related mines at Araxá, Tapira and Catalão. We resumed full mining operations at Catalão in June 2019, and at Tapira and Araxá in September 2019. In addition, we continue to augment our existing practices in an effort to reduce the risk of catastrophic failure and expect to bring all our tailings dams to be in compliance with Brazilian safety requirements. As part of our remediation efforts, and in the ordinary course of business, we plan to build and license new dams in Brazil.
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
We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth, or the operations of Canpotex, which serves as an export association for our Potash business in Canada.
Increases in crop nutrient prices have in the past resulted in increased scrutiny of the crop nutrient industry under antitrust and competition laws. Such price increases can increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operating practices or impose liability on us in a manner that could materially adversely affect our operating results and financial condition.
We may be adversely affected by other changes in laws resulting from increases in food and crop nutrient prices.
Increases in prices for, among other things, food, fuel and crop inputs (including crop nutrients) have in the past been the subject of significant discussion by various governmental bodies and officials throughout the world. In response to increases, it is possible that governments in one or more of the locations in which we operate or where we or our competitors sell our products could take actions that could adversely affect us. Such actions could include, among other matters, changes in governmental policies relating to agriculture and biofuels (including changes in subsidy levels), price controls, tariffs, windfall profits taxes or export or import taxes. Any such actions could materially adversely affect our operating results and financial condition.
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
Our businesses are affected by fluctuations in market prices for our products, the purchase price of natural gas, ammonia and sulfur consumed in operations, freight and shipping costs, foreign currency exchange rates and interest rates. We periodically enter into derivatives and forward purchase contracts to mitigate some of these risks. However, our strategy may not be successful in minimizing our exposure to these fluctuations. See “Market Risk” in our Management’s Analysis and Note 16 of our Notes to Consolidated Financial Statements that is incorporated by reference in this report in Part II, Item 8.
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
We believe our continued success depends on the collective abilities and efforts of our employees. Like many businesses, a significant number of our employees, including some of our most highly skilled employees with specialized expertise in general corporate matters, potash and phosphates operations, will be approaching retirement age throughout the next decade and beyond. In addition, we compete for a talented workforce with other businesses, particularly within the mining and chemicals industries in general and the crop nutrients industry in particular. Our expansion plans are highly dependent on our ability to attract, retain and train highly qualified and motivated employees who are essential to the success of our ongoing operations as well as to our expansion plans. If we were to be unsuccessful in attracting, retaining and training the employees we require, our ongoing operations and expansion plans could be materially and adversely affected.
Future product or technological innovation could affect our business.
Future product or technological innovations by third parties such as the development of seeds that require less crop nutrients, the development of substitutes for our products or developments in the application of crop nutrients, if they occur, could have the potential to adversely affect the demand for our products and our results of operations, liquidity and capital resources
The success of our other strategic initiatives depends on our ability to effectively manage these initiatives, and to successfully integrate and grow acquired businesses.
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
The success of this agreement depends, in part, on our ability to realize cost savings from the agreement’s natural gas based pricing. If the price of natural gas rises materially or the market price for ammonia falls outside of the range we currently anticipate over the term of the agreement, we may not realize a cost benefit from the agreement, or the cost of our ammonia under the agreement could be a competitive disadvantage. Over the past few years, we paid considerably more for ammonia under the agreement than we would pay had we purchased it in the spot market. In addition, our ability to realize benefits and cost savings is subject to certain additional risks, including whether CF successfully performs its obligations under the agreement over the life of its commitment and our ability to take delivery of the required minimum annual amount of ammonia over the life of our commitment.
Cyber attacks could disrupt our operations and have a material adverse impact on our business.
As a global company, we utilize and rely upon information technology systems in many aspects of our business, including internal and external communications and the management of our accounting, financial, production and supply chain functions.  As we become more dependent on information technologies to conduct our operations, and as the number and sophistication of cyber attacks increase, the risks associated with cyber security increase.  These risks apply to us, our employees, and to third parties on whose systems we rely for the conduct of our business.  We have experienced cyber attacks but to our knowledge, we have not experienced any material breaches of our technology systems. Failure to effectively anticipate, prevent, detect and recover from the increasing number and sophistication of cyber attacks could result in theft, loss or misuse of, or damage or modification of our information, and cause disruptions or delays in our business, reputational damage and third-party claims, which could have a material adverse effect on our results of operations or financial condition.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Information regarding our plant and properties is included in Part I, Item 1, “Business,” of this report.
Item 3. Legal Proceedings.

We have included information about legal and environmental proceedings in Note 24 of our Notes to Consolidated Financial Statements. That information is incorporated herein by reference.
We are also subject to the following legal and environmental proceedings in addition to those described in Note 24 of our Consolidated Financial Statements included in this report:
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
The principal stock exchange on which our common stock is traded is The New York Stock Exchange under the symbol "MOS."
The following provides information related to equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	6,312,525	$44.69	31,160,761
Equity compensation plans not approved by stockholders	—	—	—
Total	6,312,525	$44.69	31,160,761
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

Issuer Repurchases of Equity Securities(a)
The following table sets forth information with respect to shares of our Common Stock that we purchased under the Repurchase Program during the quarter ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program(b)
Common Stock
October 1, 2019 - October 31, 2019..............	1,284,690	$19.77	1,284,690	$699,987,168
November 1, 2019 - November 30, 2019..........	—	—	—	$699,987,168
December 1, 2019 - December 31, 2019..........	—	—	—	$699,987,168
Total.................................	1,284,690	$19.77	1,284,690	$699,987,168

(a) On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date.
(b) At the end of the month shown.
Item 6. Selected Financial Data.
We have included selected financial data for calendar years 2019, 2018, 2017, 2016, and 2015 under “Five Year Comparison,” in the financial information that is included in this report in Part II, Item 8, “Financial Statements and Supplementary Data.” This information is incorporated herein by reference.
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

(c)	Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated any change in internal control over financial reporting that occurred during the quarter ended December 31, 2019 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the headings “Proposal No. 1—Election of Directors,” “Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement for our 2020 annual meeting of stockholders and the information contained under “Information About our Executive Officers” in Part I, Item 1, “Business,” in this report is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information under the headings “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” included in our definitive proxy statement for our 2020 annual meeting of stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the headings “Beneficial Ownership of Securities” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2020 annual meeting of stockholders is incorporated herein by reference. The table containing information related to equity compensation plans, set forth in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report is also incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the headings “Corporate Governance—Board Independence,” “Corporate Governance—Committees of the Board of Directors,” “Corporate Governance—Other Policies Relating to the Board of Directors—Policy and Procedures Regarding Transactions with Related Persons,” and “Certain Relationships and Related Transactions” included in our definitive proxy statement for our 2020 annual meeting of stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information included under “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Report and Payment of Fees to Independent Registered Public Accounting Firm—Pre-approval of Independent Registered Public Accounting Firm Services” included in our definitive proxy statement for our 2020 annual meeting of stockholders is incorporated herein by reference.

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

4.ii.
Indenture dated as of October 24, 2011, between Mosaic and U.S. Bank National Association, as trustee.
Registrant hereby agrees to furnish to the Commission, upon request, all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

Exhibit 4.1 to Mosaic’s Current Report on Form 8-K dated October 24, 2011 and filed on October 24, 2011(2)

4.iii	Description of Registrant's Common Stock		X

10.ii.a	Time Charter dated as of October 24, 2017 between Tampa Port Services, LLC and Savage Harvest Operations, LLC	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated October 24, 2017 and filed on October 30, 2017

10.ii.b	Guaranty dated as of October 24, 2017 by The Mosaic Company	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K dated October 24, 2017 and filed on October 30, 2017

10.iii.a.(3)	The Mosaic Company 2004 Omnibus Stock and Incentive Plan (the “Omnibus Incentive Plan”), as amended October 8, 2009	Appendix A to Mosaic’s Proxy Statement dated August 25, 2009(2)

10.iii.a.1(3)	Form of Amendment dated May 11, 2011, to the Omnibus Incentive Plan	Exhibit 10.iii.u. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.a.2(3)	Form of Employee Non-Qualified Stock Option Award Agreement under the Omnibus Incentive Plan, approved July 30, 2008	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2008(2)

10.iii.a.3(3)	Form of Employee Nonqualified Stock Option Award Agreement under the Omnibus Incentive Plan, approved July 20, 2011	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2011(2)

10.iii.b(3)	Description of Mosaic Management Incentive Program		X

10.iii.c.1(3)	Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended November 30, 2008(2)

10.iii.c.2(3)	Amendment dated April 13, 2011, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008	Exhibit 10.iii.r. to Mosaic’s Annual Report on Form 10-K for the Fiscal Year ended May 31, 2011(2)

10.iii.c.3(3)	Mosaic LTI Deferral Plan, approed March 5, 2015	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated March 5, 2015 and filed on March 11, 2015(2)

10.iii.c.4(3)	Amendment to Mosaic LTI Deferral Plan, approved March 1, 2017	Exhibit 10.iii.c.4 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.c.5(3)	Amendment dated December 20, 2018, to the Mosaic Nonqualified Deferred Compensation Plan, as amended and restated effective October 9, 2008.	Exhibit 10.iii.c.5 to Mosaic's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2018
10.iii.d.1(3)	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2017	Exhibit 10.iii.d to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.d.2(3)	Form of letter dated June 30, 2017 to executive officers regarding Senior Management Severance and Change in Control Agreements	Exhibit 10.iii.d.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2017(2)
10.iii.d.3(3)	Form of expatriate agreement dated May 4, 2012 between Mosaic and an executive officer	Exhibit 10.iii.d.3 to Mosaic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016(2)

10.iii.d.4(3)	Form of expatriate agreement dated May 18, 2017 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic’s Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017(2)

10.iii.d.5(3)	Amendment approved by Mosaic on May 22, 2019 to expatriate agreement dated May 18, 2017, between Mosaic and an executive officer	Described in Item 5.02 in Mosaic's Current Report on Form 8-K dated May 24, 2019 and filed on May 24, 2017

10.iii.d.6(3)	Form of expatriate agreement dated November 1, 2019 between Mosaic and an executive officer	Exhibit 10.1 to Mosaic's Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019

10.iii.d.7(3)	Letter agreement dated March 7, 2018 between The Mosaic Company and Anthony T. Brausen	Exhibit 10.1 to Mosaic's Current Report on Form 8-K/A dated January 31, 2018 and filed on March 12, 2018

10.iii.d.8(3)	Senior Management Severance and Change in Control Agreement between The Mosaic Company and Anthony T. Brausen	Exhibit 10.2 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2018.

10.iii.d.9(3)	Separation Agreement dated May 31, 2018 between The Mosaic Company and Richard L. Mack	Exhibit 10.1 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2018

10.iii.d.10(3)	Management Services Agreement dated June 1, 2018 between The Mosaic Company and Richard L. Mack	Exhibit 10.2 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2018

10.iii.d.11(3)	General Release of Claims dated June 1, 2018 between The Mosaic Company and Richard L. Mack.	Exhibit 10.3 to Mosaic's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2018

10.iii.e.1(3)	Agreement between Cargill and Mosaic relating to certain former Cargill employees’ participation in the Cargill International Pension Plan	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended August 31, 2012(2)

10.iii.e.2(3)	Form of Supplemental Agreement between Mosaic and certain former participants in the Cargill International Pension Plan	Exhibit 10.iii.x. to Mosaic’s Annual Report on Form 10-K of Mosaic for the fiscal year ended May 31, 2013(2)

10.iii.f.(3)	Form of Indemnification Agreement between Mosaic and its directors and executive officers	Exhibit 10.iii. to Mosaic’s Current Report on Form 8-K dated October 8, 2008, and filed on October 14, 2008(2)

10.iii.g.(3)	Summary of Board of Director Compensation of Mosaic		X

10.iii.h.(3)	Executive Perquisite Program	The material under "Compensation Discussion and Analysis—Other Executive Compensation Arrangements, Policies and Practices—Perquisites" in Mosaic's Proxy Statement dated April 10, 2019

10.iii.i.(3)	The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Incentive Plan”)	Appendix B to Mosaic’s Proxy Statement dated April 2, 2014(2)

10.iii.j.(3)	Form of Amendment dated August 14, 2019, to the 2014 Incentive Plan		X

10.iii.k.1(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 5, 2015	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2015(2)

10.iii.k.2(3)	Form of Non-Qualified Stock Option Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.a. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.3(3)	Form of Employee Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.e. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.4(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.b. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.5(3)	Form of Employee ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.d. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.6(3)	Form of Executive ROIC Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 2, 2016	Exhibit 10.iii.c. to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2016(2)

10.iii.k.7(3)	Form of Director Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved May 19, 2016	Exhibit 10.iii.kk to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016(2)

10.iii.k.8(3)	Form of Employee TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017	Exhibit 10.iii.k.1 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.k.9(3)	Form of Executive TSR Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 1, 2017	Exhibit 10.iii.k.2 to Mosaic’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2017(2)

10.iii.k.10(3)	Form of Retention Award Agreement under the 2014 Incentive Plan, approved May 17, 2017	Exhibit 10.2 to Mosaic’s Current Report on Form 8-K dated May 17, 2017 and filed on May 19, 2017(2)

10.iii.k.11(3)	Form of Retention Award Agreement under the 2014 Incentive Plan, approved October 31, 2019	Exhibit 10.2 to Mosaic's Current Report on Form 8-K dated October 31, 2019 and filed on November 4, 2019

10.iii.k.11(3)	Form of Executive TSR Cash Settled Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 6, 2019		X

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
Date: February 20, 2020

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James “Joc” C. O’Rourke	Chief Executive Officer and President and Director (principal executive officer)	February 20, 2020
James “Joc” C. O’Rourke

/s/ Clint C. Freeland	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2020
Clint C. Freeland

*	Chairman of the Board of Directors	February 20, 2020
Gregory L. Ebel

*	Director	February 20, 2020
Cheryl K. Beebe

*	Director	February 20, 2020
Oscar P. Bernardes

*	Director	February 20, 2020
Nancy E. Cooper

*	Director	February 20, 2020
Timothy S. Gitzel

*	Director	February 20, 2020
Denise C. Johnson

*	Director	February 20, 2020
Emery N Koenig

*	Director	February 20, 2020
William T. Monahan

*	Director	February 20, 2020
Luciano Siani Pires

*	Director	February 20, 2020
David T. Seaton

*	Director	February 20, 2020
Steven M. Seibert

*	Director	February 20, 2020
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
We are organized into the following business segments:

•
Our Phosphates business segment owns and operates mines and production facilities in Florida, which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana, which produce concentrated phosphate crop nutrients for sale domestically and internationally. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. These results are consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter reporting lag in our Condensed Consolidated Statements of Earnings.

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

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the years ended 2018 and 2017 have been recast to reflect this change. See Note 26 of the Consolidated Financial Statements in this report for segment results.
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
World prices for the key raw material inputs for concentrated phosphate products, including ammonia, sulfur and phosphate rock, have an effect on industry-wide phosphate prices and production costs. The primary feedstock for producing ammonia is natural gas, and costs for ammonia are generally highly dependent on the supply and demand balance for ammonia. In North America, we purchase approximately one-third of our ammonia from various suppliers in the spot market with the remaining two-thirds either purchased through a long-term ammonia supply agreement (the “CF Ammonia Supply Agreement”) with an affiliate of CF Industries, Inc. (“CF”) or produced internally at our Faustina, Louisiana location. The CF Ammonia Supply Agreement provides for U.S. natural gas-based pricing that is intended to lessen pricing volatility. We entered into the agreement in late 2013, and we began purchasing under it in the second half of 2017. If the price of natural gas rises or the market price for ammonia falls outside of the range anticipated at execution of the agreement, we may not realize a cost benefit from the natural gas-based pricing over the term of the agreement, or the cost of our ammonia under the agreement could be a competitive disadvantage. At times, we have paid considerably more for ammonia under the agreement than what we would have paid had we purchased it in the spot market. However, we continue to expect the agreement will provide us a competitive advantage over its term, including by providing a reliable long-term ammonia supply. In Brazil, we purchase all of our ammonia from a single supplier.
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
We manage brine inflows at Esterhazy through a number of methods, primarily by reducing or preventing particular sources of brine inflow by locating the point of entry through the use of various technologies, including 3D seismic surveys, micro seismic monitoring, injecting calcium chloride into the targeted areas from surface, and grouting targeted areas from underground. We also pump brine out of the mine, which we impound in surface storage areas and dispose of by injecting it below the surface through the use of injection wells. Excess brine is also stored in mined-out areas of the mine, and the level of this stored brine fluctuates, from time to time, depending on the net inflow or net outflow rate. To date, our brine inflow and remediation efforts have not had a material impact on our production processes or volumes. In recent years, we have been investing in additional capacity and technology to manage the brine inflows. Production mining activities at the K3 shaft at our Esterhazy mine began in December 2018 with two four-rotor miners being commissioned and operational in 2019. K3 is expected to reach full capacity in 2022. As production continues to ramp up at the K3 shaft, this will provide us the opportunity to eliminate future brine inflow management costs.

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
This section of this Form 10-K discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2018 and are incorporated by reference herein.
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
In the following table, there are certain percentages that are not considered to be meaningful and are represented by “NM”.

Results of Operations
The following table shows the results of operations for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,			2019-2018		2018-2017
(in millions, except per share data)	2019	2018	2017	Change	Percent	Change	Percent
Net sales	$8,906.3	$9,587.3	$7,409.4	$(681.0)	(7)%	$2,177.9	29%
Cost of goods sold	8,009.0	8,088.9	6,566.6	(79.9)	(1)%	1,522.3	23%
Gross margin	897.3	1,498.4	842.8	(601.1)	(40)%	655.6	78%
Gross margin percentage	10.1%	15.6%	11.4%	(5.5)%		4.2%
Selling, general and administrative expenses	354.1	341.1	301.3	13.0	4%	39.8	13%
Impairment, restructuring and other expenses	1,462.1	—	—	1,462.1	NM	—	NM
Other operating expenses	176.0	229.0	75.8	(53.0)	(23)%	153.2	NM
Operating (loss) earnings	(1,094.9)	928.3	465.7	(2,023.2)	NM	462.6	99%
Interest expense, net	(182.9)	(166.1)	(138.1)	(16.8)	10%	(28.0)	20%
Foreign currency transaction gain (loss)	20.2	(191.9)	49.9	212.1	(111)%	(241.8)	NM
Other income (expense)	1.5	(18.8)	(3.5)	20.3	(108)%	(15.3)	NM
(Loss) earnings from consolidated companies before income taxes	(1,256.1)	551.5	374.0	(1,807.6)	NM	177.5	47%
(Benefit from) provision for income taxes	(224.7)	77.1	494.9	(301.8)	NM	(417.8)	(84)%
(Loss) earnings from consolidated companies	(1,031.4)	474.4	(120.9)	(1,505.8)	NM	595.3	NM
Equity in net (loss) earnings of nonconsolidated companies	(59.4)	(4.5)	16.7	(54.9)	NM	(21.2)	(127)%
Net (loss) earnings including noncontrolling interests	(1,090.8)	469.9	(104.2)	(1,560.7)	NM	574.1	NM
Less: Net (loss) earnings attributable to noncontrolling interests	(23.4)	(0.1)	3.0	(23.3)	NM	(3.1)	(103)%
Net (loss) earnings attributable to Mosaic	$(1,067.4)	$470.0	$(107.2)	$(1,537.4)	NM	$577.2	NM
Diluted net (loss) earnings per share attributable to Mosaic	$(2.78)	$1.22	$(0.31)	$(4.00)	NM	$1.53	NM
Diluted weighted average number of shares outstanding	383.8	386.4	350.9

Overview of the Years ended December 31, 2019 and 2018
Net earnings (loss) attributable to Mosaic for the year ended December 31, 2019 was $(1,067.4) million, or $(2.78) per diluted share, compared to $470.0 million, or $1.22 per diluted share for 2018, and $(107.2) million, or $(0.31) per diluted share for 2017.
In 2019, net earnings (loss) were negatively impacted by $1.5 billion, or ($2.97) per diluted share, related to notable items of which the significant items are following:

•	Goodwill impairment write-off of $589 million, or $(1.34) per diluted share. There was a discrete income tax benefit of $80 million associated with this

•
Expenses of $530 million, or $(0.71) per diluted share related to the indefinite idling of our Colonsay, Saskatchewan mine. There was a discrete income tax benefit of $263 million related to this action

•	Plant City closing costs of $341 million, or $(0.67) per diluted share. There was a discrete income tax benefit of $81 million associated with this action

•	Discrete income tax expense of $67 million, or $(0.18) per diluted share

•	Unrealized gains on derivatives of $40 million, or $0.06 per diluted share

•	Depreciation expense of $34 million, or $(0.04) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3

•	Asset retirement obligation costs of $32 million, or $(0.06) per diluted share, related to revisions in the estimated costs of our asset retirement obligations

•	Other operating expenses of $31 million, or $(0.03) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business

•	Expenses of $23 million, or $(0.04) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana

•
Other operating expenses of $21 million, or $(0.04) per diluted share, related to the Acquisition and fixed asset write-offs, partially offset by income of $12 million, or $0.03 per diluted share, related to the reversal of our previously estimated and accrued earn-out obligation to Vale

•	Foreign currency transaction gains of $21 million, or $0.02 per diluted share

•	Expense of $14 million, or $(0.01) per share, related to the write-down of phosphate finished goods inventory to market value
•Non-operating income of $13 million related to a realized gain on RCRA trust securities, or $0.02 per diluted share

•	Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
Net earnings (loss) for 2018 included:
• Foreign currency transaction losses of $192 million, or $(0.39) per diluted share
• Other operating expenses primarily related to the Acquisition of $80 million, or $(0.17) per diluted share

•	The write-off of $57 million, or $(0.13) per diluted share, of engineering and other costs for discontinued projects in relation to changes in strategic plans
•Revisions in estimated costs of our asset retirement obligations of $30 million, or $(0.06) per diluted share
•Expenses of $30 million related to a refinement of our weighted average inventory costing, or $(0.06) per diluted share

•Unrealized losses on derivatives of $33 million, or $(0.07) per diluted share
•Non-operating expenses of $12 million related to realized losses on RCRA trust securities, or $(0.02) per diluted share
Additional significant factors that affected our results of operations and financial condition in 2019 and 2018 are listed below. These factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Year ended December 31, 2019
Phosphates operating results for the year ended December 31, 2019 were unfavorably impacted by a decrease in phosphates selling prices in the current year compared to the prior year. Phosphate prices began to decrease in the fourth quarter of 2018 due to the limited fall application season in North America and increased import activity that continued through the first half of 2019. Selling prices remained low throughout 2019 due to reduced demand as a result of the adverse weather conditions in North America throughout 2019, which significantly delayed planting and harvest as well as increased supply due to new capacity coming online. These factors have also unfavorably impacted finished product sales volumes in the current year. Operating results were also negatively impacted by higher costs related to the temporary idling of the South Pasture, Florida mine in August 2018 and the Louisiana facility in the second half of 2019, operational challenges as we transitioned to new mining areas, and costs related to the permanent closure of our Plant City, Florida phosphate facility, announced in the second quarter of 2019. In December 2019, prices began increasing as demand began strengthening against supply in reaction to lower China exports and production curtailments, which resulted in a more constructive supply and demand balance as we moved in 2020.
Potash operating results were favorably impacted by increases in the average selling price in 2019 compared to the prior year, though this benefit was primarily featured in the first half of the year. Potash prices in 2019 were at their highest at the outset of the year, and then declined through December and into the first several weeks of 2020.  The decline in market prices was a function of weak demand in key markets, including North America, which was impacted by adverse weather conditions throughout 2019 and increased risks of a delay in the Chinese contract settlement.  In response to this weaker demand and falling prices, many potash producers announced production curtailments in the second half of 2019.  These actions have resulted in a better balance of supply and demand at the start of 2020.  Operating results were unfavorably impacted by lower potash sales volumes in 2019 compared to 2018. In the current year, domestic sales volumes declined due to the adverse weather conditions discussed above, that resulted in delayed plantings and harvest, as well as missed fertilizer applications. Operating results were also negatively impacted by higher fixed cost absorption due to lower production, as we idled the Colonsay mine and reduced production at the Esterhazy mine to control inventory, and higher Canadian resource taxes as a result of tax law changes that became effective in 2019.
Mosaic Fertilizantes operating results in 2019 were unfavorably impacted by expenses related to the temporary idling of three of our Brazilian phosphate mines for a large portion of the year, as we worked to comply with new legislation regarding tailings dams in Brazil. This resulted in increased raw material costs, as we imported rock to meet our production needs, increased conversion costs and idle plants costs. Operating results were favorably impacted by an increase in sales volumes in 2019 compared to the prior year period, driven by an increase in business-to-consumer sales in Brazil. Sales volumes also benefited from an increase in Brazilian trade with China in 2019.
Other highlights in 2019:

•
In 2019, we realized approximately $330 million of targeted savings and synergies, net of costs to achieve, related to the Acquisition of Vale Fertizantes S.A. (now known as Mosaic Fertilizantes P&K S.A., which we refer to as Mosaic Fertilizantes) exceeding our previously announced goal of $275 million by the end of 2019. In addition, we announced that we intend to drive an additional $200 million in annual operating earnings at Mosaic Fertilizantes through ongoing business transformation efforts by the end of 2022.

•	In 2019, we repurchased 7.1 million shares of our Common Stock for approximately $150 million under our existing share repurchase authorization.

•
In October 2019, we announced that we plan to accelerate development of the Esterhazy K3 mine shaft by an additional year. It is expected to reach full capacity in 2022. As production from the K3 shaft ramps up, we plan to cease underground mining at the K1 and K2 mine shafts. Underground operations will be completely transitioned to

K3 in 2022, which is expected to eliminate our brine inflow management costs at the K1 and K2 mine shafts. A total of 1.4 million tonnes of ore was produced from the K3 shaft in 2019.

•
Early in 2019, Brazil's National Mining Agency implemented new standards regarding tailings dam safety, construction, environmental licenses, and operations. As a result of these new standards, we temporarily idled operations at four tailings dams and the three related mines at Araxá, Tapira, and Catalão while we implemented changes to comply with the new standards. The Catalão mine returned to full production in June 2019 and the Tapira and Araxá mines returned to full production in September 2019. Until full operations resumed, we processed available rock inventory and imported rock from our mine in Peru to maintain production, albeit at lower rates. We supplemented with finished phosphates from our Florida operations to meet our Brazilian customers’ needs.

•
In April 2019, we purchased the Pine Bend distribution facility in Rosemount, Minnesota, near the northern end of the Mississippi River, for $55 million. This large facility significantly improves our ability to serve customers in the U.S., allows us to capture time-place premiums, reduces our logistics risk and allows us to avoid capital investment in our older facilities in the same region.

•
In response to slow market conditions throughout 2019, we took steps to reduce our fertilizer production until market conditions improve. In December, we announced that we plan to decrease phosphate production at our Central Florida facilities by 150,000 tonnes per month, in addition to the 500,000 tonne reduction we implemented in the second half of 2019, primarily at our Louisiana facility. We also plan to continue to operate at lower rates at our Canadian potash mines. On October 10, 2019, we announced that we would temporarily curtail production at our Esterhazy, Saskatchewan potash mine, bringing our total 2019 potash curtailment to approximately 600,000 tonnes, including the previously announced idling of our Colonsay, Saskatchewan potash mine earlier in 2019. The increased curtailment was based on increasing inventories as a result of a short-term slowdown in global potash markets and increased risks of a delay in the Chinese contract settlement.

•
During the second quarter of 2019, we announced the permanent closure of the Plant City, Florida phosphate facility that was previously idled in late 2017, reaffirming our commitment to low-cost operations. For 2019, Plant City closure costs were approximately $341 million.

•
In the fourth quarter of 2019, we recorded a goodwill impairment charge of $589 million. As part of our annual impairment testing, we concluded that the carrying value of the Phosphates reporting unit exceeded its estimated fair value due to a reduction in our long-term forecast.

•
Following the end of our fiscal year, on January 28, 2020, we announced that we intend to keep our Colonsay, Saskatchewan potash mine idled for the foreseeable future. The mine will be placed in care and maintenance mode, employing minimal staff and allowing for resumption of operations when needed to meet customers’ needs. At December 31, 2019, we have recorded expense of approximately $530 million, pretax, primarily related to noncash fixed asset write-offs, and inclusive of severance expense of approximately $27 million. The write-off is principally the carrying value of the 2013 expansion project, which increased Colonsay’s operating capacity to 2.1 million tonnes. Colonsay has been operating with a modified 1.5 million tonnes capacity since 2016, and the company does not expect to use the expansion capacity for the foreseeable future.

Year ended December 31, 2018
Phosphates operating results for the year ended December 31, 2018 were favorably impacted by an increase in phosphates selling prices compared to the prior year. Phosphate finished product selling prices in 2018 were impacted by an increase in global demand. Global demand grew faster than supply due to a reduction in global product availability, resulting from the temporary idling of our Plant City, Florida phosphates manufacturing facility in the fourth quarter of 2017, and a delay in competitors' new capacity coming online. The benefit from the increase in selling prices was partially offset by lower sales volumes, as a result of idling our Plant City, Florida facility and higher raw material costs, primarily sulfur.
Potash operating results were also favorably impacted by increases in the average selling price of potash in 2018 compared to 2017. Prices trended upward in 2018 due to improved market sentiment, driven by stronger global demand, and a delay in competitors' new capacity ramping up. This benefit was partially offset by higher Canadian resource taxes and our increased plant spending from higher production volumes in 2018.

Mosaic Fertilizantes operating results were also favorably impacted by the operations of the Acquired Business, an increase in average selling prices in Brazil and the favorable impact of the strengthening of the US dollar relative to the Brazilian real in our Mosaic Fertilizantes segment.
Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Years Ended December 31,			2019-2018		2018-2017
(in millions, except price per tonne or unit)	2019	2018	2017	Change	Percent	Change	Percent
Net sales:
North America	$1,816.6	$2,283.0	$2,061.7	$(466.4)	(20)%	$221.3	11%
International	1,424.7	1,603.3	1,527.5	(178.6)	(11)%	75.8	5%
Total	3,241.3	3,886.3	3,589.2	(645.0)	(17)%	297.1	8%
Cost of goods sold	3,323.6	3,304.8	3,257.0	18.8	1%	47.8	1%
Gross margin	$(82.3)	$581.5	$332.2	$(663.8)	NM	$249.3	75%
Gross margin as a percentage of net sales	(2.5)%	15.0%	9.3%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	5,003	4,947	6,339	56	1%	(1,392)	(22)%
Specialty(b)	3,177	3,411	3,121	(234)	(7)%	290	9%
Total finished product tonnes	8,180	8,358	9,460	(178)	(2)%	(1,102)	(12)%
Rock(c)	1,934	1,401	—	533	38%	1,401	NM
Total Phosphates Segment Tonnes(a)	10,114	9,759	9,460	355	4%	299	3%
Realized prices ($/tonne)
Average finished product selling price (destination)	$379	$453	$379	$(74)	(16)%	$74	20%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$324	$334	$312	$(10)	(3)%	$22	7%
Sulfur (long ton)	$128	$138	$91	$(10)	(7)%	$47	52%
Blended rock (metric tonne)	$62	$58	$59	$4	7%	$(1)	(2)%
Production volume (in thousands of metric tonnes) - North America	8,077	8,357	9,425	(280)	(3)%	(1,068)	(11)%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
(c) Sales volumes of rock are presented on a wet tonne basis based on average moisture levels of 3.5% to 4.5% as it exits the drying process and is prepared for shipping.
Year Ended 2019 compared to Year Ended December 31, 2018
The Phosphates segment’s net sales were $3.2 billion for the year ended December 31, 2019, compared to $3.9 billion for the same period a year ago. The decrease in net sales was primarily due to lower average selling prices which resulted in a decrease in net sales of approximately $570 million. Lower sales volumes accounted for an approximate $70 million decrease in net sales.
Our average finished product selling price decreased 16% to $379 per tonne for the year ended December 31, 2019 compared to $453 per tonne for the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products decreased to 8.2 million tonnes for the year ended December 31, 2019, compared to 8.4 million tonnes in 2018, due to the factors discussed in the Overview. The 38% increase in sales volumes of rock shown in the table above was due to Mosaic Fertilizantes purchasing rock from the Miski Mayo mine in Peru (included in our Phosphates segment) to supplement their production requirements, as Mosaic Fertilizantes' mines were temporarily idled for a portion of the current year as discussed in the Overview.
Gross margin for the Phosphates segment decreased to $(82.3) million in the current year compared with $581.5 million for the prior year. The decrease was primarily driven by the impact of lower finished product prices of approximately $570 million compared to the prior year period. Higher blended rock costs of approximately $80 million were partially offset by lower sulfur and ammonia costs of approximately $50 million. The decrease in gross margin was also driven by costs related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana of approximately $23 million and approximately $20 million related to higher conversion costs due to operational challenges, higher turnaround costs and higher idle costs due to temporary idling of our South Pasture, Florida mine and Louisiana phosphates operations. In addition, we recognized a charge of $14 million related to the write-down of finished goods inventory to market value in the current year period.
Our average consumed price for ammonia in our North American operations decreased to $324 per tonne in 2019 from $334 a year ago. The average consumed price for sulfur for our North American operations decreased to $128 per long ton for the year ended December 31, 2019 from $138 in the prior year period. The purchase price of these raw materials is driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs. The average consumed cost of purchased and produced rock increased to $62 per tonne in the current year from $58 a year ago. Our rock costs have increased primarily due to the idling of our South Pasture, Florida mine in August 2018, and operational challenges.
The Phosphates segment’s production of crop nutrient dry concentrates and animal feed ingredients decreased to 8.1 million tonnes for the year ended December 31, 2019, compared to 8.4 million in 2018. This volume decrease in the current year was primarily due to the temporary idling of our Louisiana phosphates operations. For the year ended December 31, 2019, our operating rate for processed phosphate production decreased to 83%, compared to 86% in the same period of the prior year.
Our North American phosphate rock production was 12.2 million tonnes in the current year compared with 14.2 million tonnes in the same period a year ago. The decrease from the prior year was due to the continued idling of our South Pasture, Florida mine, which began in August 2018.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Years Ended December 31,			2019-2018		2018-2017
(in millions, except price per tonne or unit)	2019	2018	2017	Change	Percent	Change	Percent
Net sales:
North America	$1,096.4	$1,298.6	$1,097.3	$(202.2)	(16)%	$201.3	18%
International	1,017.4	875.3	755.3	142.1	16%	120.0	16%
Total	2,113.8	2,173.9	1,852.6	(60.1)	(3)%	321.3	17%
Cost of goods sold	1,497.0	1,576.7	1,461.0	(79.7)	(5)%	115.7	8%
Gross margin	$616.8	$597.2	$391.6	$19.6	3%	$205.6	53%
Gross margin as a percentage of net sales	29.2%	27.5%	21.1%
Sales volume(a) (in thousands of metric tonnes)
MOP	7,059	7,991	7,923	(932)	(12)%	68	1%
Specialty(b)	784	791	678	(7)	(1)%	113	17%
Total Potash Segment Tonnes	7,843	8,782	8,601	(939)	(11)%	181	2%
Realized prices ($/tonne)
Average finished product selling price (destination)	$270	$248	$215	$22	9%	$33	15%
Production volume (in thousands of metric tonnes)	7,868	9,239	8,650	(1,371)	(15)%	589	7%

(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-Mag, Aspire and animal feed ingredients.

Year Ended 2019 compared to Year Ended December 31, 2018
The Potash segment’s net sales decreased to $2.1 billion for the year ended December 31, 2019, compared to $2.2 billion in the same period a year ago. The decrease in net sales was driven by an unfavorable impact from lower sales volumes of approximately $250 million, partially offset by favorable prices of approximately $190 million.
Our average finished product selling price was $270 per tonne for the year ended December 31, 2019, an increase of $22 per tonne compared with the prior year period, due to the factors discussed in the Overview.
The Potash segment’s sales volumes decreased to 7.8 million tonnes for the year ended December 31, 2019, compared to 8.8 million tonnes in the same period a year ago, due to the factors discussed in the Overview. In the prior year, our sales volumes were unfavorably impacted by a change in the Canpotex revenue recognition policy.
Gross margin for the Potash segment increased to $616.8 million in the current year, from $597.2 million in the prior year period. Gross margin was positively impacted by $190 million related to the increase in selling prices, partially offset by by approximately $80 million due to lower sales volumes. Gross margin was also unfavorably impacted by higher fixed cost absorption and plant spending of approximately $100 million, due to lower production and increased length of maintenance turnarounds, partially offset by a favorable foreign currency translation impact. Canadian resource taxes and other costs affecting gross margin are discussed in more detail below.
We had expense of $174.6 million from Canadian resource taxes for the year ended December 31, 2019, compared to $159.4 million in the prior year. The fluctuations in Canadian resource taxes are a result of increased average selling prices and margins, due to the factors discussed in the Overview, and the passing of Canadian resource tax law changes, which became effective on April 1, 2019. Royalty expense decreased to $37.3 million for the year ended December 31, 2019, compared to $39.4 in the prior year period due to lower production as discussed below.
We incurred $136.7 million in brine management expenses, including depreciation on brine assets, at our Esterhazy mine in 2019, compared to $154.7 million in 2018. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shaft at our Esterhazy mine. Once completed, this will provide us the opportunity to eliminate future brine inflow management costs by closing our K1 and K2 shafts.
For the year ended December 31, 2019, potash production decreased to 7.9 million tonnes compared to 9.2 million tonnes in the prior year period, and an operating rate of 75% for 2019, compared to 88% for 2018. Our production and operating rate in 2019 reflects the impact of timing and length of maintenance turnarounds, the temporary idling of the Colonsay mine during 2019 and inventory control downtime at our Esterhazy mine.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price. The prior year activity reflects our former International Distribution segment, excluding our China and India distribution activity, which is now being reported in Corporate, Eliminations and Other.

	Years Ended December 31,			2019-2018		2018-2017
(in millions, except price per tonne or unit)	2019	2018	2017	Change	Percent	Change	Percent
Net Sales	$3,782.8	$3,747.1	$2,220.1	$35.7	1%	$1,527.0	69%
Cost of goods sold	3,492.7	3,364.2	2,091.5	128.5	4%	1,272.7	61%
Gross margin	$290.1	$382.9	$128.6	$(92.8)	(24)%	$254.3	198%
Gross margin as a percent of net sales	7.7%	10.2%	5.8%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	2,605	2,847	302	(242)	(9)%	2,545	NM
Potash produced in Brazil	327	323	—	4	1%	323	NM
Purchased nutrients	6,312	5,964	5,714	348	6%	250	4%
Total Mosaic Fertilizantes Segment Tonnes	9,244	9,134	6,016	110	1%	3,118	52%
Realized prices ($/tonne)
Average finished product selling price (destination)	$409	$410	$369	$(1)	—%	$41	11%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	839	539	659	300	56%	(120)	(18)%
MicroEssentials® from Mosaic	935	1,058	912	(123)	(12)%	146	16%
Potash from Mosaic/Canpotex	2,071	2,361	2,073	(290)	(12)%	288	14%
Production volume (in thousands of metric tonnes)	3,327	3,749	472	(422)	(11)%	3,277	NM

Year Ended December 31, 2019 compared to Year Ended December 31, 2018
The Mosaic Fertilizantes segment’s net sales were $3.8 billion for the year ended December 31, 2019, compared to $3.7 billion for 2018. Increased sales volumes favorably impacted net sales by approximately $60 million in 2019, compared to the prior year. This was partially offset by a slight decrease in the average selling price, which unfavorably impacted net sales by approximately $25 million.
The overall average finished product selling price decreased $1 per tonne to $409 per tonne for 2019.
The Mosaic Fertilizantes segment’s sales volume increased to 9.2 million tonnes for the year ended December 31, 2019, compared to 9.1 million tonnes for the same period a year ago, primarily due to increased business-to-consumer sales.
Our total gross margin decreased to $290.1 million for the year ended December 31, 2019, from $382.9 million in the prior year. The decrease was driven by approximately $105 million of higher costs, including higher conversion cost, driven by lower production volumes resulting from the temporary idling of our mines in Brazil during 2019, as we took steps to comply with new legislation regarding tailings dams as discussed in the Overview. We also had higher raw material costs of approximately $10 million in the current year period, including the cost of imported rock to meet customer needs during the time our mines were idled. In addition, the prior year included a positive impact of approximately $49 million related to the purchase price adjustment for the fair market value of inventory acquired in the Acquisition, primarily on rock.
The average consumed price for ammonia for our Brazilian operations was $369 per tonne for the year ended December 31, 2019, compared to $376 per ton in the prior year. The average consumed sulfur price for our Brazilian operations was $181 per long ton for the year ended December 31, 2019, compared to $197 in the prior year. The purchase price of these raw materials is driven by global supply and demand, and also include transportation, transformation, and storage costs.

Corporate, Eliminations and Other
In addition to our three operating segments, we assign certain costs to Corporate, Eliminations and Other, which is presented separately in Note 26 to our Notes to Condensed Consolidated Financial Statements. In addition, the Corporate, Eliminations and Other category includes, intersegment eliminations, including profit on intersegment sales, unrealized mark-to-market gains and losses on derivatives, debt expenses and Streamsong Resort® results of operations. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for 2018 and 2017 have been recast to reflect this change.
Gross margin for Corporate, Eliminations and Other was a gain of $72.7 million for the year ended December 31, 2019, compared to a loss of $63.2 million in the same period a year ago. The change was driven by eliminations of losses on intersegment sales of $38.2 million in the current year period, due to lower average selling prices, compared to elimination of profits on intersegment sales of $43.7 million in the prior year period. Contributing to the change was a net unrealized gain of $39.9 million in the current year period, primarily on foreign currency derivatives for Canada, compared to a net unrealized loss of $32.4 million in the prior year period. Distribution operations in India and China had revenues and gross margin of $575.6 million and $27.3 million, respectively, for the year ended December 31, 2019, compared to revenues and gross margin of $533.9 million and $42.8 million, respectively, for the year ended December 31, 2018. Sales volumes of finished products were 1.5 million tonnes and 1.4 million tonnes for the years ended December 31, 2019 and 2018, respectively.
Other Income Statement Items

	Years Ended December 31,			2019-2018		2018-2017
(in millions)	2019	2018	2017	Change	Percent	Change	Percent
Selling, general and administrative expenses	$354.1	$341.1	$301.3	$13.0	4%	$39.8	13%
Impairment, restructuring and other expenses	1,462.1	—	—	1,462.1	NM	—	NM
Other operating expenses	176.0	229.0	75.8	(53.0)	(23)%	153.2	NM
Interest (expense)	(216.0)	(215.8)	(171.3)	(0.2)	—%	(44.5)	26%
Interest income	33.1	49.7	33.2	(16.6)	(33)%	16.5	50%
Interest expense, net	(182.9)	(166.1)	(138.1)	(16.8)	10%	(28.0)	20%
Foreign currency transaction gain (loss)	20.2	(191.9)	49.9	212.1	(111)%	(241.8)	NM
Other income (expense)	1.5	(18.8)	(3.5)	20.3	NM	(15.3)	NM
(Benefit from) provision for income taxes	(224.7)	77.1	494.9	(301.8)	NM	(417.8)	(84)%
Equity in net (loss) earnings of nonconsolidated companies	(59.4)	(4.5)	16.7	(54.9)	NM	(21.2)	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $354.1 million for the year ended December 31, 2019, compared to $341.1 million for the same period a year ago. Approximately $14 million of the increase in the current year is due to increased consulting and professional service expenses in North America and approximately $10 million related to increased payroll expense, professional services and bad debt expenses for Mosaic Fertilizantes. These increases were partially offset by lower incentive compensation expense in the current year of approximately $12 million.
Impairment, Restructuring and Other Expenses
Restructuring and other expenses include costs associated with asset impairments, employee severance and pension expense, and other exit costs to close or indefinitely idle facilities. On June 18, 2019, we announced the closure of our previously idled Plant City phosphates manufacturing facility in Hillsborough County, Florida. In 2019, we recognized pre-tax costs of $341.3 million related to the permanent closure of this facility. These costs consisted of approximately $210 million related to the write-off of fixed assets, $110 million related to asset retirement obligations and $21 million related to inventory and other reserves.
Following the end of our fiscal year, on January 28, 2020, we announced our intent to keep our Colonsay potash mine idled for the foreseeable future. In 2019, we recognized pre-tax costs of $529.7 million related to the indefinite idling of this facility. These costs consisted of approximately $493 million related to the write-off of fixed assets, $27 million related to severance and other employee costs, and $10 million related to the write-off of maintenance, repair, and operating inventories.
We also recognized a goodwill impairment charge of $589 million in our Phosphates reporting unit in 2019. See further discussion in Note 11 of our Notes to Consolidated Financial Statements.
Other Operating Expenses
Other operating expenses were $176.0 million for the year ended December 31, 2019, compared to $229.0 million for the prior year period. Other operating expenses typically relate to four major categories: 1) Asset Retirement Obligations (“AROs”), 2) environmental and legal reserves, 3) insurance reimbursements and 4) gain/loss on sale or disposal of fixed assets. The current year includes $56 million of ARO expenses and adjustments, $57 million of legal reserves, primarily for Mosaic Fertilizantes, and $20 million of fixed asset write-off expense. The current year also includes approximately $10 million of fees and integration costs, and $7 million of costs to capture synergies related to the Acquisition, compared to $40 million and $29 million, respectively in the prior year. Current year expenses were partially offset by income of $12 million generated by the fair value adjustment for the reduction in estimated future earn-out obligations related to the Acquisition and $8 million of insurance proceeds related to flooding that occurred at the Miski Mayo mine in 2017.
Interest Expense, Net
Net interest expense increased to $182.9 million for the year ended December 31, 2019, compared to $166.1 million in 2018. The year over year increase was primarily due to lower interest income compared to the prior period.
Foreign Currency Transaction (Loss) Gain
In 2019, we recorded a foreign currency transaction gain of $20.2 million. The gain was the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Other Income/Expense
For the year ended December 31, 2019, we had other income of $1.5 million compared to expense of $18.8 million in the prior year. The change from the prior year is primarily related to a realized gain of $13 million on investments held in two financial assurance trust funds created in 2016 to provide additional financial assurance for the estimated costs of closure and long-term care of our Florida and Louisiana phosphogypsum management systems (the “RCRA Trusts”).
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the year ended December 31, 2019, we had a loss from equity of nonconsolidated companies of $59.4 million, net of tax, compared to a loss of $4.5 million, net of tax, for the prior year. The current year loss was primarily related to the operations of the Ma'aden Wa'ad Al Shamal Phosphate Company ("MWSPC") which resulted in a net loss of $62.1 million as they are not yet operating at full capacity and were also impacted by lower phosphate selling prices.
Provision for (Benefit from) Income Taxes

	Effective Tax Rate	Provision for Income Taxes
Year Ended December 31, 2019	17.9%	$(224.7)
Year Ended December 31, 2018	14.0%	77.1
Year Ended December 31, 2017	132.3%	494.9
For all years, our income tax is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.

In the year ended December 31, 2019, tax expense specific to the period included a benefit of ($355.6) million. This relates to various items, including benefits from the following pretax notable items: ($263.4) million related to the indefinite idle of the Colonsay mine, ($81.0) million related to the Plant City closure costs and ($79.6) million related to the phosphates goodwill impairment. These tax benefits are partially offset by tax expense of: $21.2 million for changes in certain provisions of the U.S. Tax Cuts and Jobs Act (“The Act”), $15.9 million for valuation allowances in the U.S. and foreign jurisdictions, $14.0 million related state tax rate changes; $12.5 million related to changes in estimates related to prior years (including changes in certain provisions of the Act), and miscellaneous tax expense of $4.8 million. The tax benefit of $21.2 million related to certain provisions of The Act is the reversal of the benefit recorded in December 31, 2018 that pertained to the one-time “deemed” repatriation.
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
Recoverability of Goodwill
Goodwill is the excess of the purchase price consideration over the estimated fair value of net assets of acquired businesses. The carrying value of goodwill in our reporting units is tested annually as of October 31 for possible impairment. We typically use an income approach valuation model, representing present value of future cash flows, to determine the fair value of a reporting unit. Growth rates for sales and profits are determined using inputs from our annual strategic and long range planning process. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the Company’s industry, capital structure and risk premiums including those reflected in the current market capitalization. When preparing these estimates, management considers each reporting unit’s historical results, current operating trends, and specific plans in place. These estimates are impacted by various factors including inflation, the general health of the economy and market competition. In addition, events and circumstances that might be indicators of possible impairment are assessed during other interim periods. As of October 31, 2019, the date of the annual impairment testing, the Company concluded that the carrying value of the Phosphates reporting unit exceeded its estimated fair value due to a reduction in our long-term forecast. Therefore, we recorded a goodwill impairment charge of $589 million, representing the amount by which the carrying value exceeded the Phosphates fair value. Based on our quantitative evaluation, we determined that our Potash and Mosaic Fertilizantes reporting units had an estimated fair value that was not in significant excess of its carrying value. As a result, we concluded that the goodwill assigned to these reporting units was not impaired, but could be at risk of future impairment.

See Note 11 of our Notes to Consolidated Financial Statements for additional information regarding the goodwill impairment analysis, including the methodologies and assumptions used in estimating the fair values of our reporting units. As of December 31, 2019, we had $1.2 billion of goodwill.
Environmental Liabilities and Asset Retirement Obligations
We record accrued liabilities for various environmental and reclamation matters including the demolition of former operating facilities, and asset retirement obligations ("AROs").
Contingent environmental liabilities are described in Note 24 of our Notes to Consolidated Financial Statements. Accruals for environmental matters are based primarily on third-party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing environmental litigation. We regularly assess the likelihood of material adverse judgments or outcomes, the effects of potential indemnification, as well as potential ranges or probability of losses. We determine the amount of accruals required, if any, for contingencies after carefully analyzing each individual matter. Estimating the ultimate settlement of environmental matters requires us to develop complex and interrelated assumptions based on experience with similar matters, our history, precedents, evidence, and facts specific to each matter. Actual costs incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. As of December 31, 2019, and 2018, we had accrued $39.3 million and $58.6 million, respectively, for environmental matters.
As indicated in Note 15 of our Notes to Consolidated Financial Statements, we recognize AROs in the period in which we have an existing legal obligation, and the amount of the liability can be reasonably estimated. We utilize internal engineering experts as well as third-party consultants to assist in determining the costs of retiring certain of our long-term operating assets. Assumptions and estimates reflect our historical experience and our best judgments regarding future expenditures. The assumed costs are inflated based on an estimated inflation factor and discounted based on a credit-adjusted risk-free rate. For active facilities, fluctuations in the estimated costs (including those resulting from a change in environmental regulations), inflation rates and discount rates can have a significant impact on the corresponding assets and liabilities recorded in the Consolidated Balance Sheets. However, changes in the assumptions for our active facilities would not have a significant impact on the Consolidated Statements of Earnings in the year they are identified. For closed facilities, fluctuations in the estimated costs, inflation, and discount rates have an impact on the Consolidated Statements of Earnings in the year they are identified as there is no asset related to these items. Phosphate land reclamation activities in North America generally occur concurrently with mining operations; as such, we accrue and expense reclamation costs as we mine. As of December 31, 2019, and 2018, $1.3 billion and $1.2 billion, respectively, was accrued for AROs (current and noncurrent amounts) in North and South America. In August 2016, Mosaic deposited $630 million into two trust funds as financial assurance to support certain estimated future asset retirement obligations. See Note 15 of our Notes to Consolidated Financial Statements for additional information regarding the EPA RCRA Initiative.
Income Taxes
We make estimates for income taxes in three major areas: uncertain tax positions, valuation allowances, and U.S. deferred income taxes on our non-U.S. subsidiaries’ undistributed earnings.
Due to Mosaic’s global operations, we assess uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, our liabilities for income taxes reflect what we believe to be the more likely than not outcome. We adjust these liabilities, as well as the related interest, in light of changing facts and circumstances, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolution of disputes arising from tax audits in the normal course of business. Settlement of any particular position may require the use of cash. Based upon an analysis of tax positions taken on prior year returns and expected positions to be taken on the current year return, management has identified gross uncertain income tax positions of $39.5 million as of December 31, 2019.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances. The realization of the Company’s deferred tax assets is dependent on generating certain types of future taxable income, using both historical and projected future operating results, the source of future income, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. As of December 31, 2019, and 2018, we had a valuation allowance of $1.5 billion. Changes in tax laws, assumptions with respect to future taxable income, tax planning strategies, resolution of matters under tax audit and foreign currency exchange rates could result in adjustment to these allowances.

Any dividends from controlled foreign corporations are tax free from a U.S. income tax perspective. Additionally, there will not be any foreign tax credits associated with foreign dividends. Therefore, there are no federal U.S. implications of future repatriations on non-U.S. subsidiaries’ undistributed earnings. However, since there are no U.S. foreign tax credits associated with foreign dividends, any foreign withholding tax associated with a future repatriation will need to be accrued if the earnings are not permanently reinvested.
We have included a further discussion of income taxes in Note 14 of our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
We define liquidity as the ability to generate or access adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to fund working capital requirements, fund sustaining and opportunity capital projects, pursue strategic opportunities and make capital management decisions, which include making payments on and issuing indebtedness and making distributions to our shareholders, either in the form of share repurchases or dividends. Our liquidity is subject to general economic, financial, competitive and other factors that are beyond our control.
As of December 31, 2019, we had cash and cash equivalents of $0.5 billion, marketable securities held in trusts to fund future obligations of $0.7 billion, long-term debt including current maturities of $4.6 billion, short-term debt of $41.6 million and stockholders’ equity of $9.4 billion. In addition, we had $740.6 million of financing for certain customer purchases in Brazil through structured payable arrangements, as discussed in Note 12 of our Notes to Consolidated Financial Statements. We have a target liquidity buffer of up to $3.0 billion, including cash and available credit facilities. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to support our strategic initiatives and returning excess cash to shareholders, including paying our dividend. During 2019, we invested $1.3 billion in capital expenditures and returned cash to shareholders through share repurchases of $149.9 million and cash dividends of $67.2 million. In January 2019, we increased our annual dividend target to $0.20 per share.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of December 31, 2019. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash.
There are no significant restrictions that would preclude us from bringing funds held by non-U.S. subsidiaries back to the U.S.; however, The Act significantly altered U.S. corporate income tax law. The Act imposed a one-time tax on the “deemed” repatriation of foreign subsidiaries’ earnings and profits in 2017, resulting in a non-cash charge of $107.7 million. The charge was offset by a $202.6 million, non-cash reduction in the deferred tax liability related to certain undistributed earnings. The effects of The Act on deemed repatriation of foreign subsidiaries’ earnings and profits are discussed further in Note 14 of our Notes to Consolidated Financial Statements.
Cash Requirements
We have certain contractual obligations that require us to make cash payments on a scheduled basis. These include, among other things, long-term debt payments, interest payments, operating leases, unconditional purchase obligations and funding requirements of pension and postretirement obligations. Our long-term debt has maturities ranging from one year to 24 years. Unconditional purchase obligations are our largest contractual cash obligations. These include obligations for capital expenditures related to our expansion projects, contracts to purchase raw materials such as sulfur, ammonia, phosphate rock and natural gas, obligations to purchase raw materials for our international distribution activities and equity contributions for or loans to nonconsolidated investments, including MWSPC. Other large cash obligations are our AROs and other environmental obligations primarily related to our Phosphates and Mosaic Fertilizantes segments. We expect to fund our AROs, purchase obligations, long-term debt and capital expenditures with a combination of operating cash flows, cash and cash equivalents and borrowings. See Off-Balance Sheet Arrangements and Obligations below for the amounts owed by Mosaic under Contractual Cash Obligations and for more information on other environmental obligations, and the discussion of MWSPC in Note 10 of our Notes to Consolidated Financial Statements for more information on this matter.

Sources and Uses of Cash
The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for calendar years 2019, 2018 and 2017:

	Years Ended December 31,
(in millions)				2019-2018		2018-2017
Cash Flow	2019	2018	2017	Change	Percent	Change	Percent
Net cash provided by operating activities	$1,095.4	$1,409.8	$935.5	$(314.4)	(22)%	$474.3	51%
Net cash used in investing activities	(1,360.9)	(1,944.7)	(667.8)	583.8	30%	(1,276.9)	(191)%
Net cash used in financing activities	(82.2)	(724.8)	1,200.8	642.6	89%	(1,925.6)	(160)%
As of December 31, 2019, we had cash and cash equivalents of $0.5 billion. Funds generated by operating activities, available cash and cash equivalents and our revolving credit facility continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings either under our revolving credit facility or through long-term borrowings will be sufficient to finance our operations, including our expansion plans, existing strategic initiatives and expected dividend payments for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. At December 31, 2019, we had $1.99 billion available under our $2.0 billion revolving credit facility.
Operating Activities
Net cash flow from operating activities has provided us with a significant source of liquidity. For the year ended December 31, 2019, net cash provided by operating activities was $1.1 billion, compared to $1.4 billion in the same period of the prior year. Our results of operations, after non-cash adjustments to net earnings, contributed $1.1 billion to cash flows from operating activities during 2019 compared to $1.4 billion during 2018. During 2019, we had an unfavorable working capital change of $19.4 million compared to an unfavorable change of $21.7 million during 2018.
The change in working capital for the year ended December 31, 2019 was primarily driven by unfavorable impacts from the changes in accounts payable and accrued liabilities of $125.4 million, and in other current and noncurrent assets of $36.0 million, offset by the favorable impact of the change in inventories of $128.1 million. The change in accounts payable and accrued liabilities was primarily driven by lower activity, as a result of the idling of some of our potash and phosphate locations toward the end of 2019. The change in other current and noncurrent assets was primarily related to taxes receivable, as our estimated payments during the year were based on expected earnings and actual results were lower. The decrease in inventories was primarily related to decreased raw material and finished goods cost in Brazil, and a reduction in inventory volumes due to lower production across our segments at the end of 2019.
The change in working capital for the year ended December 31, 2018, was primarily driven by unfavorable impacts from the changes in inventories of $497.4 million, which was mostly offset by the favorable impact from the change in accounts payable and accrued liabilities of $342.0 million and a favorable impact of the change in other current assets and noncurrent assets of $86.7 million. The increase in inventories was primarily related to increased raw material costs and building inventory volumes in all our segments at year-end. The favorable change in accounts payable was primarily driven by the timing of payments and an increase in raw material costs. Accrued liabilities increased due to liabilities associated with customer prepayments in Brazil and prepayments from an affiliate. The favorable impact in other current and noncurrent assets is primarily due to receiving a tax refund and payment of subsidy amounts in India in 2018.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2019 was $1.4 billion, compared to $1.9 billion in the same period a year ago, primarily driven by capital expenditures of $1.3 billion in 2019, compared to $954.5 million in 2018. The increase in capital expenditures was due to the acceleration of the K3 mine shaft at our Esterhazy Potash mine, and increased expenditures in Brazil as we have a larger asset base related to the Acquired Business. We also purchased the Pine Bend distribution facility for $55.1 million during 2019.

Net cash used in investing activities for the year ended December 31, 2018 was $1.9 billion, which included the completion of the Acquisition for approximately $1.0 billion and capital expenditures of $954.5 million.
Financing Activities
Net cash used in financing activities was $82.2 million for the year ended December 31, 2019. In 2019, we made stock repurchases of $149.9 million and paid dividends of $67.2 million. We also received net proceeds from short-term borrowings of $36.8 million and net proceeds from structured accounts payable of $147.1 million. Payments on our long-term debt were $48.3 million.
Net cash used in financing activities was $724.8 million for the year ended December 31, 2018. In 2018, we made payments on our long-term debt of $802.9 million. We also received net proceeds from short-term borrowings of $10.7 million and net proceeds from structured accounts payable of $72.0 million. During 2018, we paid dividends of $38.5 million.
Debt Instruments, Guarantees and Related Covenants
See Note 12 of our Notes to Consolidated Financial Statements for additional information relating to our financing arrangements, which is hereby incorporated by reference.
Financial Assurance Requirements
In addition to various operational and environmental regulations primarily related to our Phosphates segment, we incur liabilities for reclamation activities under which we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. See Other Commercial Commitments under Off-Balance Sheet Arrangements and Obligations and Note 24 of our Notes to Consolidated Financial Statements for additional information about these requirements.
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

Contractual Cash Obligations
The following is a summary of our contractual cash obligations as of December 31, 2019:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(a)	$4,572.7	$47.2	$1,099.9	$1,151.3	$2,274.3
Estimated interest payments on long-term debt(b)	2,016.4	178.6	339.9	250.8	1,247.1
Finance leases	408.0	51.5	97.7	244.4	14.4
Operating leases	227.9	77.5	85.5	37.8	27.1
Purchase commitments(c)	4,962.3	1,931.4	1,117.1	569.3	1,344.5
Pension and postretirement liabilities(d)	478.2	13.1	101.1	102.9	261.1
Total contractual cash obligations	$12,665.5	$2,299.3	$2,841.2	$2,356.5	$5,168.5
______________________________

(a)	Long-term debt primarily consists of unsecured notes, finance leases, unsecured debentures and secured notes.

(b)	Based on interest rates and debt balances as of December 31, 2019.

(c)
Based on prevailing market prices as of December 31, 2019. The majority of value of items more than 5 years is related to our CF Ammonia Supply Agreement. For additional information related to our purchase commitments, see Note 23 of our Notes to Consolidated Financial Statements.

(d)
The 2020 pension plan payments are based on minimum funding requirements. For years thereafter, pension plan payments are based on expected benefits paid. The postretirement plan payments are based on projected benefit payments. The above amounts include our North America and Brazil plans.

In addition to the above, we are contractually obligated to fund our investment in MWSPC by approximately $70 million, if needed. In December 2019, we also entered into a limited partnership with Lewis & Clark Agrifood Fund II, LP ("the Fund") under which we have future capital commitments of $20 million. The Fund was formed for the purpose of investing in later-stage middle market food and agribusiness companies.
Other Commercial Commitments
The following is a summary of our other commercial commitments as of December 31, 2019:

		Commitment Expiration by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Letters of credit	$67.6	$67.6	$—	$—	$—
Surety bonds	544.8	526.1	18.4	—	0.3
Total	$612.4	$593.7	$18.4	$—	$0.3
The surety bonds and letters of credit generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. We issue letters of credit through our revolving credit facility and bi-lateral agreements. As of December 31, 2019, we had $13.1 million of outstanding letters of credit through our credit facility and $54.5 million outstanding through bi-lateral agreements. We primarily incur liabilities for reclamation activities in our Florida operations and for phosphogypsum management system (“Gypstack”) closure in our Florida and Louisiana operations where, for permitting purposes, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. As of December 31, 2019, we had $260.3 million in surety bonds and a $50 million letter of credit included in the amount above, outstanding for reclamation obligations, primarily related to mining in Florida, and a $244.9 million surety bond delivered to EPA as a substitute for the financial assurance provided through the Plant City Trust. The surety bonds generally require us to obtain a discharge of the bonds or to post additional collateral (typically in the form of cash or letters of credit) at the request of the issuer of the bonds.

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
See Note 15 of our Notes to Consolidated Financial Statements for additional information relating to our financial assurance obligations, including the Plant City Consent Decree and the 2015 Consent Decrees, which information is incorporated by reference.
Currently, state financial assurance requirements in Florida and Louisiana for the closure and post-closure care of Gypstacks are, in general terms, based upon the same assumptions and associated estimated values as the AROs recognized for financial reporting purposes. For financial reporting purposes, we recognize the AROs based on the estimated future closure and post-closure costs of Gypstacks, the undiscounted value of which is approximately $2.0 billion. The value of the AROs for closure and post-closure care of Mosaic’s Gypstacks, discounted to the present value based on a credit-adjusted risk-free rate, is reflected on our Consolidated Balance Sheets in the amount of approximately $660.2 million as of December 31, 2019. Compliance with the financial assurance requirements in Florida and Louisiana is generally based on the undiscounted Gypstack closure estimates.
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
As part of the CF Phosphate Assets Acquisition, we assumed certain ARO related to Gypstack Closure Costs at both the Plant City Facility and the Bonnie Facility. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law, which the government can draw against in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond delivered to EPA (the “Plant City Bond”). The amount of the Plant City Bond is $244.9 million, at December 31, 2019, which reflects our closure cost estimates at that date. The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund for the Bonnie Financial Test supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.

Other Long-Term Obligations
The following is a summary of our other long-term obligations, including Gypstacks and land reclamation, as of December 31, 2019:

		Payments by Calendar Year
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
ARO(a)	$3,179.9	$163.1	$328.3	$177.4	$2,511.1
______________________________

(a)
Represents the undiscounted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $1.3 billion as of December 31, 2019, and is reflected in our accrued liabilities and other noncurrent liabilities in our Consolidated Balance Sheets.

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
Commitments are set forth in Note 23 of our Notes to Consolidated Financial Statements and are hereby incorporated by reference.
Income Tax Obligations
Gross uncertain tax positions as of December 31, 2019 of $39.5 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 14 of our Notes to Consolidated Financial Statements.
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
As discussed above, we have Canadian dollar, Brazilian real, and other foreign currency exchange contracts. As of December 31, 2019, and 2018, the fair value of our major foreign currency exchange contracts were ($7.2) million and ($49.1) million, respectively. We recorded an unrealized gain of $25.1 million in cost of goods sold and recorded an unrealized gain of $18.5 million in foreign currency transaction gain (loss) in the Consolidated Statements of Earnings for 2019.

The table below provides information about Mosaic’s significant foreign exchange derivatives.

	As of December 31, 2019				As of December 31, 2018
	Expected Maturity Date Years ending December 31,			Fair Value	Expected Maturity Date Years ending December 31,			Fair Value
(in millions)	2020	2021	2022		2019	2020	2021
Foreign Currency Exchange Forwards
Canadian Dollar				$7.6				$(40.7)
Notional (million US$) - short Canadian dollars	$72.3	$—	$—		$—	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3137	—	—		—	—	—
Notional (million US$) - long Canadian dollars	$585.2	$200.1	$90.6		$651.3	$170.1	$138.2
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3117	1.3093	1.3245		1.2989	1.2877	1.3025
Foreign Currency Exchange Collars
Canadian Dollar				$0.2				$—
Notional (million US$) - long Canadian dollars	$—	$—	$22.8		$—	$—	$—
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	1.3483		—	—	—
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	1.2800		—	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real				$(14.4)				$(2.5)
Notional (million US$) - short Brazilian real	$464.4	$—	$—		$535.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.1616	—	—		3.8385	—	—
Notional (million US$) - long Brazilian real	$366.5	$—	$—		$459.1	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.0628	—	—		3.8333	—	—
Indian Rupee				$(0.6)				$(5.9)
Notional (million US$) - short Indian rupee	$115.4	$—	$—		$137.9	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	71.9895	—	—		73.0517	—	—
Total Fair Value				$(7.2)				$(49.1)
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

As of December 31, 2019, and 2018, the fair value of our major commodities contracts were ($4.0) million and ($17.0) million, respectively. We recorded an unrealized gain of $14.6 million in cost of goods sold on the Consolidated Statements of Earnings for 2019.
Our primary commodities exposure relates to price changes in natural gas.
The table below provides information about Mosaic’s natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

	As of December 31, 2019					As of December 31, 2018
	Expected Maturity Date Years ending December 31,				Fair Value	Expected Maturity Date Years ending December 31,				Fair Value
(in millions)	2020	2021	2022	2023		2019	2020	2021	2022
Natural Gas Swaps					$(4.0)					$(17.0)
Notional (million MMBtu) - long	20.6	18.5	4.9	—		20.4	15.8	13.2	2.9
Weighted Average Rate (US$/MMBtu)	$1.92	$1.98	$1.83	$—		$2.22	$1.92	$1.73	$1.47
Total Fair Value					$(4.0)					$(17.0)
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of December 31, 2019, and 2018, the fair value of our interest rate contracts was $11.4 million and ($9.5) million, respectively. We recorded an unrealized gain of $2.7 million in interest expense on the Consolidated Statements of Earnings for 2019.
Summary
Overall, there have been no material changes in our primary market risk exposures since the prior year. In 2020, we do not expect any material changes in our primary risk exposures. Additional information about market risk associated with our investments held in the RCRA Trusts is provided in Note 13 of our Notes to Consolidated Financial Statements. For additional information related to derivatives, see Notes 16 and 17 of our Notes to Consolidated Financial Statements.
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
We have a comprehensive EHS management program that seeks to achieve sustainable, predictable and verifiable EHS performance. Key elements of our EHS program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving our EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing professional qualified EHS staff; (vi) evaluating facility conditions; (vii) evaluating and enhancing safe workplace behaviors; (viii) performing audits; (ix) formulating EHS action plans; and (x) assuring accountability of all managers and other employees for EHS performance. Our business units are responsible for implementing day-to-day elements of our EHS program, assisted by an integrated staff of EHS professionals. We conduct audits to verify that each facility has identified risks, achieved regulatory compliance, improved EHS performance, and incorporated EHS management systems into day-to-day business functions.
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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards and to continue to improve our environmental stewardship. In 2020, excluding capital expenditures arising out of the consent decrees referred to under “EPA RCRA Initiative” in Note 15 of our Notes to Consolidated Financial Statements, we expect environmental capital expenditures to total approximately $340 million, primarily related to: (i) modification or construction of waste management infrastructure and water treatment systems; (ii) construction and modification projects associated with Gypstacks and clay settling ponds at our Phosphates facilities and tailings management areas for our Potash mining and processing facilities; (iii) upgrading or new construction of air pollution control equipment at some of the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation, Gypstack closure and water treatment activities are expected to total approximately $130 million in 2020. In 2021, we estimate environmental capital expenditures will be approximately $300 million and expenditures for land reclamation activities, Gypstack closure and water treatment activities are expected to be approximately $170 million. We spent approximately $350 million in each of the years ended December 31, 2019 and 2018 for environmental capital expenditures, land reclamation activities, Gypstack closure and water treatment activities. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation, Gypstack closure or water treatment expenditures will not be required in 2020 or in the future.
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
In addition, in Florida, local community involvement has become an increasingly important factor in the permitting process for mining companies, and various counties and other parties in Florida have in the past filed and continue to file lawsuits or administrative appeals challenging the issuance of some of the permits we require. These actions can significantly delay permit issuance. Additional information regarding certain potential or pending permit challenges is provided in Note 24 to our Consolidated Financial Statements and is incorporated herein by reference.
Waters of the United States (“WOTUS”) Regulation. Waters of the United States.  In June 2015, EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a final rule that proposed to clarify, but may actually expand, the scope of waters regulated under the federal Clean Water Act.  The final rule (the “2015 Clean Water Rule”) became effective in August 2015, but has been challenged through numerous lawsuits.  In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the effectiveness of the final rule nationwide pending adjudication of substantive challenges to the rule. In early 2017, the U.S. President issued an Executive Order directing EPA and the Corps to publish a proposed rule rescinding or revising the new rule. In June 2017, EPA and the Corps issued a proposed rule that would rescind the 2015 Clean Water Rule and re-codify regulatory text that existed prior to enactment of the 2015 Clean Water Rule.  In November 2017, EPA issued a rule notice proposing to extend the applicability date of the 2015 Clean Water Rule for two years from the date of final action on the proposed rule, to provide continuity and regulatory certainty while agencies proceed to consider potential changes to the 2015 Clean Water Rule.
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
Reclamation Obligations. During phosphate mining, we remove overburden in order to retrieve phosphate rock reserves. Once we have finished mining in an area, we use the overburden and sand tailings produced by the beneficiation process to reclaim the area in accordance with approved reclamation plans and applicable laws. We have incurred and will continue to incur significant costs to fulfill our reclamation obligations.
Management of Residual Materials and Closure of Management Areas. Mining and processing of potash and phosphate generate residual materials that must be managed both during the operation of the facility and upon and after facility closure. Potash tailings, consisting primarily of salt and clay, are stored in surface disposal sites. Phosphate clay residuals from mining are deposited in clay settling ponds. Processing of phosphate rock with sulfuric acid generates phosphogypsum that is stored in Gypstacks.
During the life of the tailings management areas, clay settling ponds and Gypstacks, we have incurred and will continue to incur significant costs to manage our potash and phosphate residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed. Our asset retirement obligations are further discussed in Note 15 of our Notes to Consolidated Financial Statements.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the active Gypstack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the FDEP and EPA and in connection with the incident, our subsidiary, Mosaic Fertilizer, LLC (“Mosaic Fertilizer”), entered into a consent order (the “Order”) with the FDEP in October 2016 under which Mosaic Fertilizer agreed to, among other things, implement an approved remediation plan to close the sinkhole; perform additional water monitoring and if necessary, assessment and rehabilitation activities in the event of identified off-site impacts; provide financial assurance; and evaluate the risk of potential future sinkhole formation at our active Florida Gypstack operations. The incident and the Order are further discussed in Note 24 of our Notes to Consolidated Financial Statements.
Financial Assurance. Separate from our accounting treatment for reclamation and closure liabilities, some jurisdictions in which we operate have required us either to pass a test of financial strength or provide credit support, typically cash deposits, surety bonds, financial guarantees or letters of credit, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See “Other Commercial Commitments” under “Off-Balance Sheet

Arrangements and Obligations” above for additional information about these requirements. We also have obligations under certain consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. Two consent decrees that became effective in 2016 resolved claims under the U.S. Resource Conservation and Recovery Act and state hazardous waste laws relating to our management of certain waste materials onsite at certain fertilizer manufacturing facilities in Florida and Louisiana. Under these consent decrees, in 2016 we deposited $630 million in cash into two trust funds to provide additional financial assurance for the estimated costs of closure and post-closure care of our phosphogypsum management systems. In addition, in 2017, we issued a letter of credit in the amount of $50 million to further support our financial assurance obligation under the Florida 2015 Consent Decree. While our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after a Gypstack has been closed, the funds on deposit in the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. If and when our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. See the discussion under “EPA RCRA Initiative” in Note 15 of our Notes to Consolidated Financial Statements for additional information about these matters.
We have accepted a proposal by the Province of Saskatchewan under which we would establish a trust valued at $25 million (Canadian dollars) in satisfaction of financial assurance requirements for closure of our Saskatchewan potash facilities. The trust is to be fully funded by us by 2021 in equal annual installments which began in July 2014.
We are working with the U.S. Department of the Interior, Bureau of Land Management and the New Mexico Environment Department to establish financial assurance for closure of our Carlsbad, New Mexico potash facility.
In January 2017, proposed rules were issued under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as CERCLA or the Superfund law, that would require owners and operators of certain classes of hardrock mines and mineral processing facilities to demonstrate financial ability to cover potential costs of future cleanup efforts for their operations and costs of health assessments and natural resource damage. As proposed, the rules would apply to phosphate mining, phosphate fertilizer manufacturing and potash mining operations. In February 2018, EPA issued the final rule for hardrock mining, concluding that no financial assurance under CERCLA was required for the sector. Supporters of financial responsibility for hardrock mines and mineral processing facilities challenged that rule, and in July 2019 the DC Circuit Court of Appeals unanimously ruled in favor of EPA's decision. EPA is undertaking similar rule making in phases for three additional sectors, including chemical manufacturing to which certain of our operations may be subject. We cannot predict at this time when EPA will issue proposed rules or what, if any, financial assurance requirements may ultimately be developed or required for our operations. Accordingly, we cannot predict the prospective impact of any such financial responsibility requirements on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.
Examination of Working Places in Metal and Nonmetal Mines. The U.S. Mine Safety and Health Administration (“MSHA”) has reinstated the regulatory provisions for examinations of working places in metal and nonmetal mines that were originally published on January 23, 2017. The U.S. Court of Appeals for the District of Columbia Circuit issued an order on June 11, 2019, and a mandate on August 23, 2019, requiring this action. The reinstated final rule is effective on September 30, 2019, with implementation and compliance required by January 2020. In order to comply with these changes, we have adjusted our daily mine workplace examination procedures and added additional requirements for the documentation of adverse conditions when they are identified during the daily examinations.
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
Canada’s intended NDC aims to achieve, by 2030, an economy-wide target of reducing greenhouse gas emissions by 30% below 2005 levels. In late 2016, the federal government announced plans for a comprehensive tax on carbon emissions, under which provinces opting out of the tax would have the option of adopting a cap-and-trade system. In the plans, the federal government also committed to implementing a federal carbon pricing backstop system that will apply in any province or territory that does not have a carbon pricing system in place by 2018. As of January 1, 2019, a carbon tax of $20 per tonne increased to $30 per tonne on January 1, 2020 now applies in Canada for any emitter not covered under the federal backstop program or approved provincial program. In addition, the Province of Saskatchewan, in which our Canadian potash mines are located, has stated that a carbon pricing system will not be implemented in the province and is now pursuing legal action against the federal government. In December 2017, Saskatchewan announced a comprehensive plan to address climate change that does not include an economy-wide price on carbon but does include a system of tariffs and credits for large emitters. The plan was reviewed and approved, in part, by the federal government in October 2018. Our Saskatchewan Potash facilities will be subject to the Saskatchewan climate change plan regarding emissions at our facilities; however, indirect costs from the carbon tax associated with electricity, natural gas consumption, and transportation are currently passed through to Mosaic. As implementation of the Paris Agreement proceeds, more stringent laws and regulations may be enacted to accomplish the goals set out in Canada's NDC, such as the Clean Fuel Standard, which is now under development in Ottawa. We will also continue to monitor developments relating to the anticipated legislation, as well as the potential future effect on our operating activities, energy, raw material and transportation costs, results of operations, liquidity or capital resources.
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
Remedial Activities
Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") (aka Superfund) and state analogues impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons, including those who have disposed of “hazardous substances” at a location. Under Superfund, or its various state analogues, one party may be responsible for the entire site, regardless of fault or the locality of its disposal activity. We have contingent environmental remedial liabilities that arise principally from three sources which are further discussed below: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites where we are alleged to have disposed of hazardous materials. Taking into consideration established accruals for environmental remedial matters of approximately $39.3 million as of December 31, 2019, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites.
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
Additional Information
For additional information about phosphate mine permitting in Florida, our environmental liabilities, the environmental proceedings in which we are involved, our asset retirement obligations related to environmental matters, and our related accounting policies, see Environmental Liabilities and AROs under Critical Accounting Estimates above and Notes 2, 15, and 24 of our Notes to Consolidated Financial Statements.
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
Contingencies
Information regarding contingencies in Note 24 of our Notes to Consolidated Financial Statements is incorporated herein by reference.
Related Parties
Information regarding related party transactions is set forth in Note 25 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.
Recently Issued Accounting Guidance
Recently issued accounting guidance is set forth in Note 3 of our Notes to Consolidated Financial Statements and is incorporated herein by reference.
Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

•
the timely development and commencement of operations of production facilities in the Kingdom of Saudi Arabia, political and economic instability in the region, and in general the future success of current plans for the MWSPC joint venture and any future changes in those plans;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;

•	shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations, including any potential adverse effects related to the Miski Mayo mine;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes, excessive heat, cold, snow, rainfall or drought;

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
Material uncertainties and other factors known to us are discussed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2019 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Mosaic Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Mosaic Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes and Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the recoverability of the carrying value of goodwill for the Potash, Phosphate and Mosaic Fertilizantes reporting units
As discussed in Note 11 of the consolidated financial statements, the goodwill balance as of December 31, 2019 was $1,156.9 million. Of this amount, $1,039.8 million and $105.0 million was allocated to the Potash and Mosaic Fertilizantes reporting units, respectively, with the remaining $12.1 million allocated to the Corporate, Eliminations and Other reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances may indicate that the carrying value of a reporting unit might exceed its fair value. The Company recognized a goodwill impairment charge of $588.6 million in 2019, resulting in no remaining goodwill in the Phosphate reporting unit.
We identified the assessment of the recoverability of the carrying value of goodwill for the Potash, Phosphate, and Mosaic Fertilizantes reporting units as a critical audit matter. The measurement of the Phosphate impairment charge was dependent on the estimate of the fair value of the Phosphate reporting unit, and therefore resulted in the application of greater auditor judgement. In addition, the estimated fair value of the Potash and Mosaic Fertilizantes reporting units exceeded the carrying value for each reporting unit, however fluctuations in the Company’s stock price throughout the year indicated a higher risk that the goodwill may be impaired and, therefore, also resulted in the application of greater auditor judgement. For all reporting units, certain forecasted product selling and raw material purchase prices, volume of product sold, capital expenditures, the terminal value growth rate and discount rate assumptions used in the fair value measurement of the reporting units have been identified as key assumptions. These key assumptions were challenging to evaluate as changes to those assumptions may impact the Company’s assessment of the recoverability of the carrying value of the goodwill and the estimated amount of the goodwill impairment charge.
The primary procedures we performed that address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process including the development of key assumptions noted above. We performed sensitivity analyses over the key assumptions for each reporting unit to assess the impact on the Company’s determination of the fair value of each reporting unit. We evaluated certain forecasted product selling and raw material purchase prices of the Company by comparing the forecasted prices of the products and raw materials to external forecasts from industry publications and to actual results of the Company. We compared prior forecasted prices of the products and raw materials to the Company’s subsequent results to assess the Company’s ability to accurately forecast. We evaluated the terminal value growth rate used for each reporting unit by comparing it to forecasted long-term growth rates from industry publications. We compared the Company’s assumptions of volume of product sold and capital expenditures to trends of the historical financial results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

–	evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities,

–	evaluating the Company’s terminal growth rate, by comparing it against inflation projections that were independently developed using publicly available information,

–
developing estimates of the Potash, Phosphate and Mosaic Fertilizantes reporting unit fair values using the reporting units’ cash flow assumptions and an independently developed discount rate, and comparing the result to the Company’s fair value.

Evaluation of asset retirement obligation for water treatment costs
As discussed in Note 15 to the consolidated financial statements, the Company has recorded an asset retirement obligation (ARO) of $1,315.2 million as of December 31, 2019. The ARO includes the planned treatment of contaminated water (“water treatment costs”) and other asset retirement activities at the Company’s Florida and Louisiana facilities.
We identified the evaluation of asset retirement obligation for water treatment costs as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s selection of planned water treatment activities to satisfy their legal obligation. In addition, there was a high degree of subjective auditor judgment due to the sensitivity of the ARO to minor changes to key assumptions, such as the volume of contaminated water and the forecasted level of contamination used to estimate the water treatment unit costs.
The primary procedures performed to address this critical audit matter including the following. We tested certain internal controls over the Company’s ARO process, including controls related to the qualifications of third-party specialists, determination of necessary activities required to treat contaminated water, and the key assumptions utilized in the process. We compared unit cost estimates to actual spending and water quality measurements. We evaluated the Company’s ability to accurately estimate water treatment costs by comparing the Company’s prior year estimate to the actual costs incurred. Due to the specialized skills and knowledge used by the Company to select water treatment activities, we involved a geotechnical engineering professional with specialized skills and knowledge. This professional assisted in assessing the Company’s specialist’s objectivity and chemical and physical engineering expertise. In addition, the geotechnical engineering professional evaluated the Company’s planned asset retirement activities by analyzing the Company’s specialist reports. This professional evaluated significant engineering assumptions utilized and compared the planned activities per the specialist reports to other information obtained during the audit, such as:

–	permits obtained which specify the Company’s legal obligations

–	reports to state regulators on the level of contamination in water balances.
We evaluated the Company’s changes in assumptions for the volume of contaminated water and the forecasted level of contamination from those used in the prior year, as well as operational changes that could impact estimated water volumes, contamination levels, or necessary treatment activities.
Evaluation of the ability to utilize the unreserved foreign tax credit carryforward prior to expiration
As discussed in Note 14 of the consolidated financial statements, as of December 31, 2019, the Company had $522.5 million of foreign tax credit carryforwards, which are recorded as a deferred tax asset. The Company recorded valuation allowances against its branch basket foreign tax credits of $238.3 million at December 31, 2019. For the remaining unreserved foreign tax credits of $284.2 million, the Company determined that there is a greater than 50% likelihood that these foreign tax credits will be used before they expire.
We identified the evaluation of the ability to utilize the unreserved foreign tax credit carryforward prior to expiration as a critical audit matter due to the magnitude and the near-term expiration of the foreign tax credits. There is complexity in the application of the relevant tax regulations to the Company’s forecasted foreign source taxable income. In addition, certain forecasted revenue and cost assumptions used to estimate forecasted foreign source taxable income were challenging to evaluate. Changes to these assumptions could have an effect on the Company’s evaluation of the ability to utilize the unreserved foreign tax credit carryforwards prior to expiration.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred tax asset valuation allowance process for foreign tax credits, including controls related to the development of assumptions and application of the relevant tax regulations in estimating the forecasted taxable foreign sourced income. We analyzed certain forecasted revenue and cost assumptions by comparing to external forecasts from industry publications and performed sensitivity analyses. To assess the Company’s ability to forecast, we compared the Company’s previous revenue and cost forecasts to actual results. We involved federal and international tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations and evaluating the recoverability of foreign tax credit carryforwards.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Tampa, Florida
February 20, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
The Mosaic Company:
Opinion on Internal Control Over Financial Reporting
We have audited The Mosaic Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes and Schedule II-Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Tampa, Florida
February 20, 2020

Consolidated Statements of Earnings (Loss)
In millions, except per share amounts

	Years Ended December 31,
	2019	2018	2017
Net sales	$8,906.3	$9,587.3	$7,409.4
Cost of goods sold	8,009.0	8,088.9	6,566.6
Gross margin	897.3	1,498.4	842.8
Selling, general and administrative expenses	354.1	341.1	301.3
Impairment, restructuring and other expenses	1,462.1	—	—
Other operating expenses	176.0	229.0	75.8
Operating (loss) earnings	(1,094.9)	928.3	465.7
Interest expense, net	(182.9)	(166.1)	(138.1)
Foreign currency transaction gain (loss)	20.2	(191.9)	49.9
Other income (expense)	1.5	(18.8)	(3.5)
(Loss) earnings from consolidated companies before income taxes	(1,256.1)	551.5	374.0
(Benefit from) provision for income taxes	(224.7)	77.1	494.9
(Loss) earnings from consolidated companies	(1,031.4)	474.4	(120.9)
Equity in net (loss) earnings of nonconsolidated companies	(59.4)	(4.5)	16.7
Net (loss) earnings including noncontrolling interests	(1,090.8)	469.9	(104.2)
Less: Net (loss) earnings attributable to noncontrolling interests	(23.4)	(0.1)	3.0
Net (loss) earnings attributable to Mosaic	$(1,067.4)	$470.0	$(107.2)
Basic net (loss) earnings per share attributable to Mosaic	$(2.78)	$1.22	$(0.31)
Basic weighted average number of shares outstanding	383.8	384.8	350.9
Diluted net (loss) earnings per share attributable to Mosaic	$(2.78)	$1.22	$(0.31)
Diluted weighted average number of shares outstanding	383.8	386.4	350.9

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
In millions

	Years Ended December 31,
	2019	2018	2017
Net (loss) earnings including noncontrolling interest	$(1,090.8)	$469.9	$(104.2)
Other comprehensive (loss) income, net of tax
Foreign currency translation gain (loss)	69.4	(596.9)	240.5
Net actuarial (loss) gain and prior service cost	(24.3)	(10.6)	6.3
Realized gain on interest rate swap	1.7	2.2	1.7
Net gain (loss) on marketable securities held in trust fund	10.9	4.6	1.7
Other comprehensive income (loss)	57.7	(600.7)	250.2
Comprehensive (loss) income	(1,033.1)	(130.8)	146.0
Less: Comprehensive (loss) income attributable to noncontrolling interest	(24.6)	(5.3)	2.6
Comprehensive (loss) income attributable to Mosaic	$(1,008.5)	$(125.5)	$143.4

See Accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheets
In millions, except per share amounts

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$519.1	$847.7
Receivables, net	803.9	838.5
Inventories	2,076.4	2,270.2
Other current assets	318.8	280.6
Total current assets	3,718.2	4,237.0
Property, plant and equipment, net	11,690.0	11,746.5
Investments in nonconsolidated companies	763.6	826.6
Goodwill	1,156.9	1,707.5
Deferred income taxes	515.4	343.8
Other assets	1,454.4	1,257.8
Total assets	$19,298.5	$20,119.2
Liabilities and Equity
Current liabilities:
Short-term debt	$41.6	$11.5
Current maturities of long-term debt	47.2	26.0
Structured accounts payable arrangements	740.6	572.8
Accounts payable	680.4	780.9
Accrued liabilities	1,081.9	1,092.5
Total current liabilities	2,591.7	2,483.7
Long-term debt, less current maturities	4,525.5	4,491.5
Deferred income taxes	1,040.7	1,080.6
Other noncurrent liabilities	1,773.0	1,458.7
Equity:
Preferred stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 389,646,939 shares issued and 378,764,442 shares outstanding as of December 31, 2019, 389,242,360 shares issued and 385,470,085 shares outstanding as of December 31, 2018	3.8	3.8
Capital in excess of par value	858.4	985.9
Retained earnings	9,921.5	11,064.7
Accumulated other comprehensive loss	(1,598.2)	(1,657.1)
Total Mosaic stockholders’ equity	9,185.5	10,397.3
Non-controlling interests	182.1	207.4
Total equity	9,367.6	10,604.7
Total liabilities and equity	$19,298.5	$20,119.2

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
In millions, except per share amounts

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net (loss) earnings including noncontrolling interests	$(1,090.8)	$469.9	$(104.2)
Adjustments to reconcile net earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	882.7	883.9	665.5
Amortization of acquired inventory	(5.5)	(49.2)	—
Deferred and other income taxes	(261.3)	(101.8)	612.4
Equity in net loss of nonconsolidated companies, net of dividends	64.6	12.9	34.4
Accretion expense for asset retirement obligations	62.4	48.0	25.7
Accretion expense for leases	18.6	—	—
Share-based compensation expense	27.9	27.5	28.0
Impairment of goodwill	588.6	—	—
Unrealized (gain) loss on derivatives	(59.2)	58.9	8.3
Colonsay and Plant City closure costs	871.0	—	—
Loss (gain) on disposal of fixed assets	18.7	63.1	(25.5)
Other	(2.9)	18.3	7.8
Changes in assets and liabilities, net of acquisitions:
Receivables, net	34.6	5.9	(91.2)
Inventories, net	128.1	(497.4)	(155.7)
Other current assets and noncurrent assets	(36.0)	86.7	(23.7)
Accounts payable and accrued liabilities	(125.4)	342.0	(65.7)
Other noncurrent liabilities	(20.7)	41.1	19.4
Net cash provided by operating activities	1,095.4	1,409.8	935.5
Cash Flows from Investing Activities
Capital expenditures	(1,272.2)	(954.5)	(820.1)
Purchases of available-for-sale securities - restricted	(557.6)	(534.5)	(1,676.3)
Proceeds from sale of available-for-sale securities - restricted	533.2	518.8	1,658.1
Proceeds from sale of assets	4.0	12.6	300.7
Acquisition, net of cash acquired	(55.1)	(985.3)	—
Investments in nonconsolidated companies	(0.1)	—	(62.5)
Investments in consolidated affiliate	—	(1.5)	(49.5)
Purchases of held-to-maturity securities	(15.4)	—	—
Proceeds from sale of held-to-maturity securities	2.3	—	—
Other	—	(0.3)	(18.2)
Net cash used in investing activities	(1,360.9)	(1,944.7)	(667.8)
Cash Flows from Financing Activities
Payments of short-term debt	(554.2)	(144.4)	(601.4)
Proceeds from issuance of short-term debt	591.0	155.1	631.4
Payments of structured accounts payable arrangements	(977.1)	(762.1)	(418.5)
Proceeds from structured accounts payable arrangements	1,124.2	834.1	666.8
Payments of long-term debt	(48.3)	(802.9)	(102.2)
Proceeds from issuance of long-term debt	—	39.3	1,251.4
Payment of financing costs	—	—	(15.4)
Repurchases of stock	(149.9)	—	—
Cash dividends paid	(67.2)	(38.5)	(210.6)
Other	(0.7)	(5.4)	(0.7)
Net cash (used in) provided by financing activities	(82.2)	(724.8)	1,200.8
Effect of exchange rate changes on cash	9.0	(63.7)	14.5
Net change in cash, cash equivalents and restricted cash	(338.7)	(1,323.4)	1,483.0
Cash, cash equivalents and restricted cash—beginning of year	871.0	2,194.4	711.4
Cash, cash equivalents and restricted cash—end of year	$532.3	$871.0	$2,194.4
See Accompanying Notes to Consolidated Financial Statements

THE MOSAIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:
Cash and cash equivalents	$519.1	$847.7	$2,153.5
Restricted cash in other current assets	7.8	7.5	8.3
Restricted cash in other assets	5.4	15.8	32.6
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$532.3	$871.0	$2,194.4
See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity
In millions, except per share data

		Dollars
	Shares	Mosaic Shareholders
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
Balance as of December 31, 2016	350.2	$3.5	$29.9	$10,863.4	$(1,312.2)	$37.9	$9,622.5
Total comprehensive income (loss)	—	—	—	(107.2)	250.6	2.6	146.0
Vesting of restricted stock units	0.8	—	(12.8)	—	—	—	(12.8)
Stock based compensation	—	—	27.4	—	—	—	27.4
Dividends ($0.35 per share)	—	—	—	(125.1)	—	—	(125.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Distribution to noncontrolling interests	—	—	—	—	—	(18.2)	(18.2)
Balance as of December 31, 2017	351.0	3.5	44.5	10,631.1	(1,061.6)	21.6	9,639.1
Adoption of ASC Topic 606	—	—	—	2.7	—	—	2.7
Total comprehensive income (loss)	—	—	—	470.0	(595.5)	(5.3)	(130.8)
Vesting of restricted stock units	0.3	—	(3.4)	—	—	—	(3.4)
Stock based compensation	—	—	25.1	—	—	—	25.1
Acquisition of Vale Fertilizantes	34.2	0.3	919.7	—	—	—	920.0
Dividends ($0.10 per share)	—	—	—	(39.1)	—	—	(39.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Equity from noncontrolling interests	—	—	—	—	—	191.7	191.7
Balance as of December 31, 2018	385.5	3.8	985.9	11,064.7	(1,657.1)	207.4	10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive (loss) income	—	—	—	(1,067.4)	58.9	(24.6)	(1,033.1)
Vesting of restricted stock units	0.4	—	(5.6)	—	—	—	(5.6)
Stock based compensation	—	—	27.9	—	—	—	27.9
Repurchases of stock	(7.1)	—	(149.8)	—	—	—	(149.8)
Dividends ($0.20 per share)	—	—	—	(76.4)	—	—	(76.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Balance as of December 31, 2019	378.8	$3.8	$858.4	$9,921.5	$(1,598.2)	$182.1	$9,367.6

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Tables in millions, except per share amounts
1. ORGANIZATION AND NATURE OF BUSINESS
The Mosaic Company (“Mosaic,” and, with its consolidated subsidiaries, “we,” “us,” “our,” or the “Company”) produces and markets concentrated phosphate and potash crop nutrients. We conduct our business through wholly and majority owned subsidiaries and businesses in which we own less than a majority or a noncontrolling interest, including consolidated variable interest entities and investments accounted for by the equity method.
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

Intersegment eliminations, unrealized mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations, and the results of the China and India distribution businesses are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the years ended 2018 and 2017 have been recast to reflect this change.
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
Accounting Estimates
Preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates made by management relate to the estimates of fair value of acquired assets and liabilities, the recoverability of non-current assets including goodwill, the useful lives and net realizable values of long-lived assets, environmental and reclamation liabilities, including asset retirement obligations (“ARO”), and income tax-related accounts, including the valuation allowance against deferred income. Actual results could differ from these estimates.
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
Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of our goods. Our products are generally sold based on market prices prevailing at the time the sales contract is signed or through contracts which are priced at the time of shipment based on a formula. Sales incentives are recorded as a reduction of revenue at the time of initial sale. We estimate the variable consideration related to our sales incentive programs based on the sales terms with customers and historical experience. Shipping and handling costs are included as a component of cost of goods sold.
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
We have elected to recognize the cost for freight and shipping as an expense in cost of sales, when control over the product has passed to the customer.
Non-Income Taxes
We pay Canadian resource taxes consisting of the Potash Production Tax and resource surcharge. The Potash Production Tax is a Saskatchewan provincial tax on potash production and consists of a base payment and a profits tax. In addition to the Canadian resource taxes, royalties are payable to the mineral owners with respect to potash reserves or production of potash. These resource taxes and royalties are recorded in our cost of goods sold. Our Canadian resource tax and royalty expenses were $211.9 million, $198.8 million and $142.0 million during 2019, 2018 and 2017, respectively.
We have approximately $126.6 million of assets recorded as of December 31, 2019 related to PIS and Cofins, which is a Brazilian federal value-added tax, and income tax credits mostly earned in 2008 through 2019 that we believe will be realized through paying income taxes, paying other federal taxes or receiving cash refunds. Should the Brazilian government determine that these are not valid credits upon audit, this could impact our results in such period. We have recorded the PIS and Cofins credits at amounts which we believe are probable of collection. Information regarding PIS and Cofins taxes already audited is included in Note 24 of our Notes to Consolidated Financial Statements.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid investments with original maturities of 90 days or less and other highly liquid investments that are payable on demand such as money market accounts, certain certificates of deposit and repurchase agreements. The carrying amount of such cash equivalents approximates their fair value due to the short-term and highly liquid nature of these instruments.
Concentration of Credit Risk
In the U.S., we sell our products to manufacturers, distributors and retailers, primarily in the Midwest and Southeast. Internationally, our potash products are sold primarily through Canpotex, an export association. A concentration of credit risk arises from our sales and accounts receivable associated with the international sales of potash product through Canpotex. We consider our concentration risk related to the Canpotex receivable to be mitigated by their credit policy, which requires the underlying receivables to be substantially insured or secured by letters of credit. As of December 31, 2019 and 2018, there was an immaterial amount of accounts receivable due from Canpotex. During 2019, 2018 and 2017, sales to Canpotex were $952.5 million, $820.1 million and $700.6 million, respectively.
Inventories
Inventories of raw materials, work-in-process products, finished goods and operating materials and supplies are stated at the lower of cost or net realizable value. Costs for substantially all inventories are determined using the weighted average cost basis. To determine the cost of inventory, we allocate fixed expense to the costs of production based on the normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense. When a production facility is completely shut down temporarily, it is considered “idle,” and all related expenses are charged to cost of goods sold.
Net realizable value of our inventory is defined as forecasted selling prices less reasonably predictable selling costs. Significant management judgment is involved in estimating forecasted selling prices including various demand and supply variables. Examples of demand variables include grain and oilseed prices, stock-to-use ratios and changes in inventories in the crop nutrients distribution channels. Examples of supply variables include forecasted prices of raw materials, such as phosphate rock, sulfur, ammonia and natural gas, estimated operating rates and industry crop nutrient inventory levels. Results could differ materially if actual selling prices differ materially from forecasted selling prices. Charges for lower of cost or market are recognized in our Consolidated Statements of Earnings in the period when there is evidence of a decline of market value below cost.
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
Long-lived assets, including fixed assets and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment assessment involves management judgment and estimates of factors such as industry and market conditions, the economic life of the asset, sales volume and prices, inflation, raw materials costs, cost of capital, tax rates and capital spending. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset group exceeds its fair value.
Leases
Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease, based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. For both operating and finance leases, the initial ROU asset equals the lease liability, plus initial direct costs, less lease incentives received. Our lease agreements may include options to extend or terminate the lease, which are included in the lease term at the commencement date when it is reasonably certain that we will exercise that option. In general, we do not consider optional periods included in our lease agreements as reasonably certain of exercise at inception.
At inception, we determine whether an arrangement is a lease and the appropriate lease classification. Operating leases with terms greater than twelve months are included as operating lease ROU assets within other assets and the associated lease liabilities within accrued liabilities and other noncurrent liabilities on our consolidated balance sheets. Finance leases with terms greater than twelve months are included as finance ROU assets within property and equipment and the associated finance lease liabilities within current maturities of long-term debt and long-term debt on our consolidated balance sheets.
Leases with terms of less than twelve months, referred to as short-term leases, do not create an ROU asset or lease liability on the balance sheet.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For full-service railcar leases, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply assumptions using a portfolio approach, given the generally consistent terms of the agreements. Lease payments based on usage (for example, per-mile or per-hour charges), referred to as variable lease costs, are recorded separately from the determination of the ROU asset and lease liability.
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
We are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. We have established what we currently believe to be adequate accruals for pending legal matters. These accruals are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as advice of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery and our experience in defending and settling similar claims. The litigation accruals at any time reflect updated assessments of the then-existing claims and legal actions. The final outcome or potential settlement of litigation matters could differ materially from the accruals which we have established. Legal costs are expensed as incurred.

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
Additional Accounting Policies
To facilitate a better understanding of our consolidated financial statements we have disclosed the following significant accounting policies (with the exception of those identified above) throughout the following notes, with the related financial disclosures by major caption:

3. RECENTLY ISSUED ACCOUNTING GUIDANCE
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the accounting for credit losses on financial instruments within its scope. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade and other receivables, and modifies the impairment model for available-for-sale (“AFS”) debt securities. The guidance amends the current other-than-temporary impairment model for AFS debt securities and provides that any impairment related to credit losses be recognized as an allowance (which could be reversed) rather than as a permanent reduction in the amortized cost basis of that security. Since the issuance of the standard is effective for us beginning January 1, 2020, we are revising our accounting policies and procedures to reflect the requirements of this standard related to our trade receivables and AFS debt securities. Based on the composition of our trade receivables, current market conditions, and historical credit loss activity, we do not expect the adoption of this standard to significantly impact our consolidated results of operations or financial condition.
4. LEASES
Adoption of ASC Topic 842, "Leases"
In February 2016, the FASB issued a new standard (“ASC 842”) intended to improve financial reporting about leasing transactions. The FASB issued additional guidance subsequently to clarify aspects of the standard and provide certain relief for implementation. ASC 842 requires lessees to recognize on the balance sheet the rights and obligations created by leases with terms greater than twelve months. The primary change created by the new standard is the recognition of ROU assets and lease liabilities by lessees for those leases previously classified as operating leases. ASC 842 requires disclosures to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
We adopted ASC 842 effective January 1, 2019, with an immaterial, cumulative-effect adjustment to the opening balance of retained earnings as of that date. As allowed under the standard, we have not changed our accounting and reporting for lease arrangements for periods presented prior to January 1, 2019. The impacts upon adoption on previously reported amounts are shown below. Our accounting for capital leases (now referred to as finance leases) remained substantially unchanged.

Adoption of the standard is not expected to significantly impact lease activity reported in our statements of earnings and cash flows.
We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.
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

Adoption of ASC 842 had no impact to cash from or used in operating, financing or investing on our consolidated cash flows statements.
Leasing Activity
We have operating and finance leases for heavy mobile equipment, railcars, fleet vehicles, field and plant equipment, river and cross-Gulf vessels, corporate offices, land, and computer equipment. Our leases have remaining lease terms of 1 year to 29 years, some of which include options to extend the leases for up to 10 years and some of which include options to terminate the leases within 1 year.
Finance and operating lease assets and liabilities as of December 31, 2019 were as follows:

Type of Lease Asset or Liability	Amount	Balance Sheet Classification
	(in millions)
Operating Leases
Right-of-use assets	$192.1	Other assets
Lease liabilities:
Short-term	67.1	Accrued liabilities
Long-term	127.0	Other noncurrent liabilities
Total	$194.1
Finance Leases
Right-of-use assets:
Gross assets	$423.2
Less: accumulated depreciation	57.5
Net assets	$365.7	Property, plant and equipment, net
Lease liabilities:
Short-term	$41.7	Current maturities of long-term debt
Long-term	303.4	Long-term debt, less current maturities
Total	$345.1

Lease expense is generally included within cost of goods sold and selling, general and administrative expenses, except for interest on lease liabilities, which is recorded within net interest. The components of lease expense were as follows:

2019
(in millions)
Operating lease cost	$98.4
Finance lease cost:
Amortization of right-of-use assets	28.3
Interest on lease liabilities	15.2
43.5

Short-term lease cost	10.5
Variable lease cost	21.5
Total lease cost	$173.9
Rental expense for 2019, 2018 and 2017 was $249.1 million, $270.3 million and $114.0 million, respectively.
Supplemental cash flow information related to leases was as follows:

2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107.9
Operating cash flows from finance leases	$10.7
Financing cash flows from finance leases	$41.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$56.0
Finance leases	$88.2
Other information related to leases was as follows:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	4.7 years
Finance leases	4.8 years

Weighted Average Discount Rate
Operating leases	6.1%
Finance leases	3.9%

Future lease payments under non-cancellable leases recorded as of December 31, 2019, were as follows:

	Operating Leases	Finance Leases
(in millions)
2020	$77.5	$51.5
2021	51.6	53.2
2022	33.9	44.5
2023	22.2	76.1
2024	15.6	168.3
Thereafter	27.1	14.4
Total future lease payments	$227.9	$408.0
Less imputed interest	(33.8)	(62.9)
Total	$194.1	$345.1

5. REVENUE
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
The comparative information for the year ended December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of the new standard has not had a significant impact on our results of operations on an ongoing basis. The cumulative effects of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows (in millions):

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
For information regarding sales by product type and by geographic area, see Note 26 of our Notes to Consolidated Financial Statements.
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

	For the year ended December 31, 2018
		Elimination of Revenue Deferral	Canpotex Impact (a)	Balances Without New Revenue Standards
	As Reported				Impact
Income Statement
Net sales	$9,587.3	$(87.9)	$96.4	$9,595.8	(8.5)
Cost of goods sold	8,088.9	(64.3)	54.1	8,078.7	10.2
Provision for (benefit from) income taxes	77.1	(2.1)	5.8	80.8	(3.7)
Net earnings (loss) attributable to Mosaic	470.0	(21.5)	36.5	485.0	(15.0)

Balance Sheet
Receivables, net	$838.5	$(107.3)	$96.4	$827.6	$10.9
Inventories	2,270.2	48.1	(42.8)	2,275.5	(5.3)
Other current assets	280.6	23.5	—	304.1	(23.5)
Deferred income tax asset	343.8	3.4	(5.8)	341.4	2.4
Accrued liabilities	1,092.5	(8.1)	11.4	1,095.8	(3.3)
Retained earnings	11,064.7	(24.2)	36.4	11,076.9	(12.2)
______________________________

(a)	Includes impact from Canpotex's adoption of new revenue standards, resulting in a deferral of approximately 450,000 tonnes as of December 31, 2018.
6. OTHER FINANCIAL STATEMENT DATA
The following provides additional information concerning selected balance sheet accounts:

	December 31,
(in millions)	2019	2018
Receivables
Trade	$649.3	$703.7
Non-trade	158.1	136.1
	807.4	839.8
Less allowance for doubtful accounts	3.5	1.3
	$803.9	$838.5
Inventories
Raw materials	$68.3	$147.5
Work in process	618.4	625.5
Finished goods	1,219.3	1,343.8
Final price deferred (a)	47.9	39.3
Operating materials and supplies	122.5	114.1
	$2,076.4	$2,270.2
Other current assets
Income and other taxes receivable	$179.5	$149.2
Prepaid expenses	110.7	86.8
Other	28.6	44.6
	$318.8	$280.6
Other assets
Restricted cash	$5.4	$15.8
MRO inventory	126.8	134.6
Marketable securities held in trust - restricted	691.7	632.3
Operating lease right-of-use assets (b)	192.1	—
Indemnification asset	40.6	30.7
Long-term receivable	81.6	91.7
Other	316.2	352.7
	$1,454.4	$1,257.8

	December 31,
(in millions)	2019	2018
Accrued liabilities
Accrued dividends	$20.0	$11.8
Payroll and employee benefits	173.8	217.5
Asset retirement obligations	154.4	136.3
Customer prepayments (c)	266.9	199.8
Accrued income tax	33.9	65.5
Operating lease obligation (b)	67.1	—
Other	365.8	461.6
	$1,081.9	$1,092.5
Other noncurrent liabilities
Asset retirement obligations	$1,160.8	$1,023.8
Operating lease obligation (b)	127.0	—
Accrued pension and postretirement benefits	173.6	146.3
Unrecognized tax benefits	42.1	33.0
Other	269.5	255.6
	$1,773.0	$1,458.7

______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

(b)
We adopted ASC 842 effective January 1, 2019, with an immaterial, cumulative-effect adjustment to the opening balance of retained earnings as of that date. As allowed under the standard, we have not changed our accounting and reporting for lease arrangements for periods presented prior to January 1, 2019. See Note 4 to the Consolidated Financial Statements for additional information on the impact to our Consolidated Balance Sheets.

(c)
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

Interest expense, net was comprised of the following in 2019, 2018 and 2017:

	Years Ended December 31,
(in millions)	2019	2018	2017
Interest income	$33.1	$49.7	$33.2
Less interest expense	216.0	215.8	171.3
Interest expense, net	$(182.9)	$(166.1)	$(138.1)

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(in millions)	2019	2018
Land	$340.3	$321.5
Mineral properties and rights	4,979.2	4,478.2
Buildings and leasehold improvements	3,108.7	2,760.9
Machinery and equipment	9,294.1	8,955.7
Construction in-progress	1,259.7	2,164.7
	18,982.0	18,681.0
Less: accumulated depreciation and depletion	7,292.0	6,934.5
	$11,690.0	$11,746.5

Depreciation and depletion expense was $877.6 million, $878.2 million and $659.4 million for 2019, 2018 and 2017, respectively. Capitalized interest on major construction projects was $28.5 million, $22.1 million and $23.9 million for 2019, 2018 and 2017.
8. EARNINGS PER SHARE
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Years Ended December 31,
(in millions)	2019	2018	2017
Net (loss) earnings attributable to Mosaic	$(1,067.4)	$470.0	$(107.2)
Basic weighted average number of shares outstanding attributable to common stockholders	383.8	384.8	350.9
Dilutive impact of share-based awards	—	1.6	—
Diluted weighted average number of shares outstanding	383.8	386.4	350.9
Basic net (loss) earnings per share	$(2.78)	$1.22	$(0.31)
Diluted net (loss) earnings per share	$(2.78)	$1.22	$(0.31)

A total of 2.5 million shares for 2019, 2.0 million shares for 2018 and 3.5 million shares for 2017 of common stock subject to issuance related to share-based awards have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.

9. CASH FLOW INFORMATION
Supplemental disclosures of cash paid for interest and income taxes and non-cash investing and financing information is as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Cash paid (received) during the period for:
Interest	$231.3	$196.0	$178.9
Less amount capitalized	28.5	22.1	23.9
Cash interest, net	$202.8	$173.9	$155.0
Income taxes	$46.5	$(34.2)	$(70.1)

Acquiring or constructing property, plant and equipment by incurring a liability does not result in a cash outflow for us until the liability is paid. In the period the liability is incurred, the change in operating accounts payable on the Consolidated Statements of Cash Flows is adjusted by such amount. In the period the liability is paid, the amount is reflected as a cash outflow from investing activities. The applicable net change in operating accounts payable that was classified to investing activities on the Consolidated Statements of Cash Flows was $63.2 million, $(96.8) million and $11.1 million for 2019, 2018 and 2017 respectively.
We accrued $20.0 million related to the dividends declared in 2019 that will be paid in 2020. At December 31, 2018 and 2017, we had accrued dividends of $11.8 million and $12.1 million which were paid in 2019 and 2018, respectively.
On October 24, 2017, a lease financing transaction was completed with respect to an articulated tug and barge unit that is being used to transport ammonia for our operations. As described in more detail in Note 25, we had provided bridge loans to a consolidated affiliate for construction of the unit, and that entity also received construction loans from a joint venture in which we hold a 50% interest. Following the application of proceeds from the transaction, all outstanding construction loans to the joint venture entity, together with accrued interest, were repaid.
We had non-cash investing and financing transactions related to right-of-use assets obtained in exchange for lease obligations assets under finance leases in 2019 of $88.2 million. Non-cash investing and financing transactions related to assets acquired under capital leases were immaterial in 2018 and were $267.9 million in 2017.
Depreciation, depletion and amortization includes $877.6 million, $878.2 million and $659.4 million related to depreciation and depletion of property, plant and equipment, and $5.1 million, $5.7 million and $6.1 million related to amortization of intangible assets for 2019, 2018 and 2017 respectively.
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

A summary of our equity-method investments, which were in operation as of December 31, 2019, is as follows:

Entity	Economic Interest
Gulf Sulphur Services LTD., LLLP	50.0%
River Bend Ag, LLC	50.0%
IFC S.A.	45.0%
MWSPC	25.0%
Canpotex	36.2%
The summarized financial information shown below includes all non-consolidated companies carried on the equity method.

	Years Ended December 31,
(in millions)	2019	2018	2017
Net sales	$4,058.5	$3,555.6	$2,871.2
Net earnings (loss)	(215.0)	(5.4)	95.3
Mosaic’s share of equity in net earnings (loss)	(59.4)	(4.5)	16.7
Total assets	9,682.5	9,042.9	8,623.6
Total liabilities	7,512.7	6,658.2	5,971.9
Mosaic’s share of equity in net assets	554.7	609.1	712.8

The difference between our share of equity in net assets as shown in the above table and the investment in non-consolidated companies as shown on the Consolidated Balance Sheets is mainly due to the July 1, 2016, equity contribution of $120 million we made to MWSPC, representing the remaining liability for our portion of mineral rights value transferred to MWSPC from Ma’aden. As of December 31, 2019, MWSPC represented 81% of the total assets and 76% of the total liabilities in the table above. MWSPC commenced ammonia operations in late 2016 and, on December 1, 2018, commenced commercial operations of its DAP plant, thereby bringing the entire project to the commercial production phase. In 2019, 2018 and 2017 our share of (loss)/equity in net earnings was $(62.1) million, $(9.5) million, and $32.0 million, respectively.
MWSPC owns and operates a mine and two chemical complexes that produce phosphate fertilizers and other downstream phosphates products in the Kingdom of Saudi Arabia. The cost to develop and construct the integrated phosphate production facilities (the “Project”) was approximately $8.0 billion, which has been funded primarily through investments by us, Ma’aden and SABIC (together, the “Project Investors”), and through borrowing arrangements and other external project financing facilities (“Funding Facilities”). The production facilities are expected to have a capacity of approximately 3.0 million tonnes of finished product per year when fully operational. We market approximately 25% of the production of the joint venture.
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

(c)
Through the earlier of Project completion or June 30, 2020, contributing equity, making shareholder loans or providing bank subordinated loans to fund scheduled debt service (excluding accelerated amounts) payable under the Funding Facilities and certain other amounts (such commitment, the “DSU Commitment” and such scheduled debt service and other amounts, “Scheduled Debt Service”). Our proportionate share of amounts covered by the DSU Commitment is not anticipated to exceed approximately $200 million. The fair value of the DSU Commitment at December 31, 2019 is not material.

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
As of December 31, 2019, our cash investment was $770 million. We did not make any contributions in 2019 and do not expect future contributions will be needed even though we are contractually obligated to make future cash contributions up to approximately $70 million.
11. GOODWILL
Goodwill is carried at cost, not amortized, and represents the excess of the purchase price and related costs over the fair value assigned to the net identifiable assets of a business acquired. We test goodwill for impairment on a quantitative basis at the reporting unit level on an annual basis or upon the occurrence of events that may indicate possible impairment.
The changes in the carrying amount of goodwill, by reporting unit, as of December 31, 2019 and 2018, are as follows:

(in millions)	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2017	492.4	1,076.9	124.3	—	1,693.6
Foreign currency translation	—	(76.5)	(5.8)	—	(82.3)
Allocation of goodwill due to segment realignment	—	—	(12.1)	12.1	—
Goodwill acquired in the Vale acquisition	96.2	—	—	—	96.2
Balance as of December 31, 2018	$588.6	$1,000.4	$106.4	$12.1	$1,707.5
Foreign currency translation	—	39.4	(1.4)	—	38.0
Impairment	(588.6)	—	—	—	(588.6)
Balance as of December 31, 2019	$—	$1,039.8	$105.0	$12.1	$1,156.9

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
As of October 31, 2019, we performed our annual quantitative assessment. In performing our assessment, we estimated the fair value of each of our reporting units using the income approach, also known as the discounted cash flow (“DCF”) method. The income approach utilized the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, for revenue, operating income and other factors (such as working capital and capital expenditures for each reporting unit). To determine if the fair value of each of our reporting units with goodwill exceeded its carrying value, we assumed sales volume growth rates based on our long-term expectations, our internal selling prices and projected raw material prices for years one through five, which were anchored in projections from CRU International Limited, an independent third party data source. Selling prices and raw material prices for years six and beyond were based on anticipated market growth. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”), determined from relevant market comparisons. A terminal value growth rate of 2% was applied to the final year of the projected period and reflected our estimate of stable growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Finally, we compared our estimates of fair values for our reporting units, to our October 31, 2019 total public market capitalization, based on our common stock price at that date.
In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the WACC, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions. As a result of our test, we concluded that the carrying value of our Phosphates reporting unit was in excess of its fair value due to a reduction in our long-term forecast, primarily related to changes in projected selling prices and raw material prices. Therefore, we recognized a goodwill impairment charge of $588.6 million which is included in impairment, restructuring and other expenses in our Consolidated Statement of Earnings (Loss) at December 31, 2019.
Based on our quantitative evaluation as of October 31, 2019, we determined that our Potash and Mosaic Fertilizantes reporting units had an estimated fair value that was not in significant excess of its carrying value. As a result, we concluded that the goodwill assigned to these reporting units was not impaired, but could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. As a result of our analysis, we did not take a goodwill impairment charge related to either of these reporting units.
The Corporate, Eliminations and Other reporting unit was evaluated and not considered at risk of goodwill impairment at October 31, 2019.
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
Of the factors discussed above, WACC is more sensitive than others. Assuming that all other components of our fair value estimate remain unchanged, a change in the WACC would have the following effect on estimated fair values in excess of carrying values:

		Sensitivity Analysis - Percent of Fair Values in Excess of Carrying Values
	Excess at Current WACC	WACC Decreased by 50 Basis Points	WACC Decreased by 25 Basis Points	WACC Increased by 25 Basis Points	WACC Increased by 50 Basis Points
Potash Reporting Unit	4.3%	12.0%	8.2%	0.4%	(3.7)%
Mosaic Fertilizantes Reporting Unit	4.6%	10.7%	7.7%	1.4%	(1.9)%

As of December 31, 2019, $5.1 million of goodwill was tax deductible.
12. FINANCING ARRANGEMENTS
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
The Mosaic Credit Facility requires Mosaic to maintain certain financial ratios, including a ratio of Consolidated Indebtedness to Consolidated Capitalization Ratio (as defined) of no greater than 0.65 to 1.0 as well as a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1.0. We were in compliance with these ratios as of December 31, 2019.

The Mosaic Credit Facility also contains other events of default and covenants that limit various matters. These provisions include limitations on indebtedness, liens, investments and acquisitions (other than capital expenditures), certain mergers, certain sales of assets and other matters customary for credit facilities of this nature.
As of December 31, 2019, we had outstanding letters of credit that utilized a portion of the amount available for revolving loans under the Mosaic Credit Facility of $13.1 million. At December 31, 2018, we had outstanding letters of credit of $14.3 million. The net available borrowings for revolving loans under the Mosaic Credit Facility were approximately $1.99 billion as of December 31, 2019. Unused commitment fees under the Mosaic Credit Facility and Prior Credit Facility accrued at an average annual rate of 0.20% for 2019 and 2018 and 0.16% for 2017, generating expenses of $4.0 million for 2019 and 2018 and $3.3 million for 2017.
Short-Term Debt
Short-term debt consists of the revolving credit facility under the Mosaic Credit Facility, under which there were no borrowings as of December 31, 2019, and various other short-term borrowings related to our related to our international operations in India, China and Brazil. These other short-term borrowings outstanding were $41.6 million and $11.5 million as of December 31, 2019 and 2018, respectively.
We had additional outstanding bilateral letters of credit of $54.5 million as of December 31, 2019, which includes $50.0 million as required by the 2015 Consent Decrees as described further in Note 15 of our Consolidated Financial Statements.
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
The Mosaic Credit Facility included the Term Loan Facility, under which we borrowed $720 million. The proceeds were used to prepay a prior term loan facility. In 2018, we prepaid the outstanding balance of $684 million under the Term Loan Facility without premium or penalty.
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
Two debentures issued by Mosaic Global Holdings, Inc., one of our consolidated subsidiaries, the first due in 2018 (the “2018 Debentures”), was paid off on the maturity date of August 1, 2018, and the second due in 2028 (the “2028 Debentures”), remains outstanding with a balance of $147.1 million as of December 31, 2019. The indentures governing the 2028 Debentures also contain restrictive covenants limiting debt secured by liens, sale and leaseback transactions and mergers, consolidations and sales of substantially all assets, as well as events of default. The obligations under the 2028 Debentures are guaranteed by the Company and several of its subsidiaries.

Long-term debt primarily consists of unsecured notes, term loans, finance leases, unsecured debentures and secured notes. Long-term debt as of December 31, 2019 and 2018, respectively, consisted of the following:

(in millions)	December 31, 2019 Stated Interest Rate	December 31, 2019 Effective Interest Rate	Maturity Date	December 31, 2019 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2019 Carrying Value	December 31, 2018 Stated Value	Combination Fair Market Value Adjustment	Discount on Notes Issuance	December 31, 2018 Carrying Value
Unsecured notes	3.25% - 5.63%	5.01%	2021- 2043	$4,000.0	$—	$(6.3)	$3,993.7	$4,000.0	$—	$(7.3)	$3,992.7
Unsecured debentures	7.30%	7.19%	2028	147.1	1.0	—	148.1	147.1	1.1	—	148.2
Term loan(a)	Libor plus 1.25%	Variable	2021	—	—	—	—	—	—	—	—
Finance leases	2.32% - 19.72%	3.87%	2020- 2030	345.1	—	—	345.1	302.2	—	—	302.2
Other(b)	2.50% - 9.98%	5.39%	2021- 2026	71.6	14.2	—	85.8	58.0	16.4	—	74.4
Total long-term debt				4,563.8	15.2	(6.3)	4,572.7	4,507.3	17.5	(7.3)	4,517.5
Less current portion				45.9	2.3	(1.0)	47.2	24.7	2.3	(1.0)	26.0
Total long-term debt, less current maturities				$4,517.9	$12.9	$(5.3)	$4,525.5	$4,482.6	$15.2	$(6.3)	$4,491.5

______________________________

(a)	Term loan facility is pre-payable.

(b)	Includes deferred financing fees related to our long term debt.
Scheduled maturities of long-term debt are as follows for the periods ending December 31:

(in millions)
2020	$47.2
2021	503.6
2022	596.3
2023	80.5
2024	1,070.8
Thereafter	2,274.3
Total	$4,572.7

Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. At December 31, 2019 and 2018, these structured accounts payable arrangements were $740.6 million and $572.8 million, respectively.
Inventory Financing Arrangement
In January 2020, we entered into an inventory financing arrangement to sell up to $400 million of certain inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. As of February 20, 2020, we had sold $50.3 million of inventory under this financing arrangement.
13. MARKETABLE SECURITIES HELD IN TRUSTS

In August 2016, Mosaic deposited $630 million into two trust funds (together, the “RCRA Trusts”) created to provide additional financial assurance in the form of cash for the estimated costs (“Gypstack Closure Costs”) of closure and long-term care of our Florida and Louisiana phosphogypsum management systems (“Gypstacks”), as described further in Note 15 of our Notes to Consolidated Financial Statements. Our actual Gypstack Closure Costs are generally expected to be paid by us in the normal course of our Phosphate business; however, funds held in each of the RCRA Trusts can be drawn by the applicable governmental authority in the event we cannot perform our closure and long term care obligations. When our estimated Gypstack Closure Costs with respect to the facilities associated with a RCRA Trust are sufficiently lower than the amount on deposit in that RCRA Trust, we have the right to request that the excess funds be released to us. The same is true for the RCRA Trust balance remaining after the completion of our obligations, which will be performed over a period that may not end until three decades or more after a Gypstack has been closed. The investments held by the RCRA Trusts are managed by independent investment managers with discretion to buy, sell, and invest pursuant to the objectives and standards set forth in the related trust agreements. Amounts reserved to be held or held in the RCRA Trusts (including losses or reinvested earnings) are included in other assets on our Condensed Consolidated Balance Sheets.
The RCRA Trusts hold investments, which are restricted from our general use, in marketable debt securities classified as available-for-sale and are carried at fair value. As a result, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is impaired on an other-than-temporary basis. There were no other-than-temporary impairment write-downs on available-for-sale securities during the year ended December 31, 2019.
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
The estimated fair value of the investments in the RCRA Trusts as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.4	$—	$—	$3.4
Level 2
Corporate debt securities	194.2	5.8	(0.1)	199.9
Municipal bonds	188.3	4.4	(0.4)	192.3
U.S. government bonds	280.6	3.2	(2.5)	281.3
Total	$666.5	$13.4	$(3.0)	$676.9

	December 31, 2018
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$4.0	$—	$—	$4.0
Level 2
Corporate debt securities	180.8	0.3	(4.3)	176.8
Municipal bonds	186.1	0.5	(3.4)	183.2
U.S. government bonds	262.1	3.3	—	265.4
Total	$633.0	$4.1	$(7.7)	$629.4

The following tables show gross unrealized losses and fair values of the RCRA Trusts’ available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of December 31, 2019 and December 31, 2018.

	December 31, 2019		December 31, 2018
Securities that have been in a continuous loss position for less than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$17.9	$—	$43.9	$(0.6)
Municipal bonds	11.7	(0.1)	12.3	—
U.S. government bonds	195.4	(2.5)	—	—
Total	$225.0	$(2.6)	$56.2	$(0.6)

	December 31, 2019		December 31, 2018
Securities that have been in a continuous loss position for more than 12 months (in millions):	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$20.7	$(0.1)	$103.4	$(3.7)
Municipal bonds	14.7	(0.3)	117.5	(3.4)
Total	$35.4	$(0.4)	$220.9	$(7.1)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of December 31, 2019. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

(in millions)	December 31, 2019
Due in one year or less	$28.8
Due after one year through five years	423.6
Due after five years through ten years	184.4
Due after ten years	36.7
Total debt securities	$673.5
For the year ended December 31, 2019, realized gains and (losses) were $17.0 million and $(1.8) million, respectively. For the year ended December 31, 2018, realized gains and (losses) were $0.3 million and $(13.5) million, respectively.
14. INCOME TAXES
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

The provision for income taxes for 2019, 2018 and 2017, consisted of the following:

	Years Ended December 31,
(in millions)	2019	2018	2017
Current:
Federal	$(75.5)	$24.5	$(167.6)
State	(5.2)	1.8	14.9
Non-U.S.	119.1	147.2	31.0
Total current	38.4	173.5	(121.7)
Deferred:
Federal	(194.8)	(105.1)	602.3
State	(6.7)	9.9	(39.9)
Non-U.S.	(61.6)	(1.2)	54.2
Total deferred	(263.1)	(96.4)	616.6
(Benefit from) provision for income taxes	$(224.7)	$77.1	$494.9

The components of earnings from consolidated companies before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
United States earnings (loss)	$(1,096.2)	$322.7	$(82.5)
Non-U.S. earnings	(159.9)	228.8	456.5
(Loss) earnings from consolidated companies before income taxes	$(1,256.1)	$551.5	$374.0
Computed tax at the U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.6%	2.0%	(0.1)%
Percentage depletion in excess of basis	2.5%	(6.7)%	(13.2)%
Impact of non-U.S. earnings	5.3%	11.8%	(46.9)%
Change in valuation allowance	(3.1)%	(15.2)%	148.8%
Phosphates goodwill impairment	(5.0)%	—%	—%
Share-based excess cost/(benefits)	—%	0.7%	2.0%
Other items (none in excess of 5% of computed tax)	(5.4)%	0.4%	6.7%
Effective tax rate	17.9%	14.0%	132.3%

2019 Effective Tax Rate
In the year ended December 31, 2019, there were two items impacting the effective tax rate; 1) items attributable to ordinary business operations during the year, and 2) other items specific to the period, including impacts recorded due to the U.S. Tax Cuts and Jobs Act (the “Act”).
The tax impact of our ordinary business operations is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Tax expense specific to the period included a benefit of ($355.6) million. The benefit relates to various notable items, which resulted in the following tax benefits: ($263.4) million related to the indefinite idling of the Colonsay mine, ($81.0) million related to the Plant City closure costs, and ($79.6) million related to the phosphates goodwill impairment. These tax benefits are partially offset by tax expense of: $21.2 million for changes in certain provisions of the Act, $15.9 million for valuation allowances in the U.S. and foreign jurisdictions, $14.0 million related to state tax rate changes, $12.5 million related to changes in estimates related to prior years (including changes in certain provisions of the Act), and miscellaneous tax expense of $4.8 million. The tax expense of $21.2 million related to certain provisions of the Act and is the reversal of the benefit recorded in December 31, 2018 that pertained to the one-time “deemed” repatriation.

2018 Effective Tax Rate
In the year ended December 31, 2018, there were three types of items impacting the effective tax rate; 1) items attributable to ordinary business operations during the year, 2) other items specific to the period, and 3) impacts recorded due to the Act.
The tax impact of our ordinary business operations is impacted by the mix of earnings across jurisdictions in which we operate, by a benefit associated with depletion, changes in valuation allowances and by the impact of certain entities being taxed in both their foreign jurisdiction and the U.S., including foreign tax credits for various taxes incurred.
Tax expense specific to the period included a cost of $0.7 million. This relates to various items including: a benefit of ($30.6) million related to revised valuation allowances on foreign tax credits, a $12.2 million cost as a result of revisions to the provisional estimates related to the Act, a $15.0 million cost for withholding taxes related to undistributed earnings, a cost of $11.7 million for valuation allowances in foreign jurisdictions, a benefit of ($8.6) million related to release of the sequestration on future AMT refunds, and other miscellaneous costs of $1.0 million.
Impacts of the Tax Cuts and Jobs Act
On December 22, 2017, The Act was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where the underlying analysis and calculations are not yet complete (“Provisional Estimates”). The Provisional Estimates were required to be finalized within a one-year measurement period. In the period ending December 31, 2017, we recorded Provisional Estimates of the impact of the Act of $457.5 million related to several key changes in the law. As of December 31, 2019, the impacts of the Act have been finalized. All future impacts of future issued guidance will be appropriately accounted for in the period in which the law is enacted.
The Act imposed a one-time tax on “deemed” repatriation of foreign subsidiaries’ earnings and profits. The repatriation resulted in an estimated non-cash charge of $107.7 million. The charge was offset by a $202.6 million, non-cash reduction in the deferred tax liability related to certain undistributed earnings. Both of these items were recorded in the period ending December 31, 2017. The December 31, 2017 provisional estimates have been revised and finalized in the period ending December 31, 2018, resulting in an additional benefit of $9.0 million of which a cost of $12.2 million is included in the tax expense specific to the period and a benefit of $21.2 million is included in the annual effective tax rate. However, the benefit of $21.2 million resulted from certain provisions of the Act that pertain to the repatriation that, based on proposed guidance from the U.S. Internal Revenue Service, we anticipated could reverse when the regulations were finalized. As discussed above, the regulations were finalized in 2019 and the benefit was reversed.
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
As of December 31, 2018, we recorded a valuation allowance against U.S. branch basket foreign tax credits of $156.8 million and anticipatory foreign tax credits of $361.6 million.
The Act repeals the corporate alternative minimum tax, or AMT, system and allows for the cash refund of excess AMT credits. As of December 31, 2017, the refundable AMT amounts were subject to a set of federal budgeting rules where a certain portion of the refundable amount would permanently be disallowed (the “Sequestration Rules”). We estimated that we would receive a cash refund of $121.5 million net of an $8.6 million charge related to the Sequestration Rules. In 2018, guidance was released that concluded that the Sequestration Rules do not apply to AMT credits related to the Act. As of December 31, 2018, we estimated that we will receive a cash refund of $100.4 million and the sequestration charge of $8.6 million recorded at December 31, 2017 was reversed. The estimated refundable alternative minimum tax credit was included in other non-current assets at both December 31, 2018 and December 31, 2017.

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
Tax expense specific to the period included a cost of $15.1 million related to a $10.4 million pre-tax charge resulting from the resolution of a royalty matter with the government of Saskatchewan and related royalty impacts, a $7.5 million cost related to share-based compensation, and an expense of $6.7 million related to the effect on deferred income tax liabilities of an increase in the statutory tax rate for one of our equity method investments, offset by a $(14.9) million U.S. state deferred benefit and other miscellaneous benefits of $(6.1) million.
Significant components of our deferred tax liabilities and assets as of December 31 were as follows:

	December 31,
(in millions)	2019	2018
Deferred tax liabilities:
Depreciation and amortization	$70.7	$317.3
Depletion	530.7	390.8
Partnership tax basis differences	69.8	64.6
Undistributed earnings of non-U.S. subsidiaries	3.8	15.0
Other liabilities	19.0	10.3
Total deferred tax liabilities	$694.0	$798.0
Deferred tax assets:
Alternative minimum tax credit carryforwards	$—	$76.5
Capital loss carryforwards	—	3.0
Foreign tax credit carryforwards	522.5	493.5
Net operating loss carryforwards	420.0	408.9
Pension plans and other benefits	43.8	33.4
Asset retirement obligations	232.1	187.6
Disallowed interest expense under §163(j)	58.1	—
Other assets	349.3	388.8
Subtotal	1,625.8	1,591.7
Valuation allowance	1,457.1	1,530.5
Net deferred tax assets	168.7	61.2
Net deferred tax liabilities	$(525.3)	$(736.8)

We have certain non-U.S. entities that are taxed in both their local jurisdiction and the U.S. As a result, we have deferred tax balances for both jurisdictions. As of December 31, 2019 and 2018, these non-U.S. deferred taxes are offset by approximately $224.6 million and $361.6 million, respectively, of anticipated foreign tax credits included within our depreciation and depletion components of deferred tax liabilities above. Due to the Act, we have recorded a valuation allowance against the anticipated foreign tax credits of $224.6 million and $361.6 million for December 31, 2019 and 2018, respectively.

As of December 31, 2019, we had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $85.5 million that we estimate will be refundable due to the Act, net operating losses of $1.93 billion, foreign tax credits of $522.5 million and $1.6 million of non-U.S. business credits. These carryforward benefits may be subject to limitations imposed by the Internal Revenue Code, and in certain cases, provisions of foreign law. Approximately $832 million of our net operating loss carryforwards relate to Brazil and can be carried forward indefinitely but are limited to 30 percent of taxable income each year. The majority of the remaining net operating loss carryforwards relate to U.S. federal and certain U.S. states and can be carried forward for 20 years. Of the $522.5 million of foreign tax credits, approximately $36.5 million have an expiration date of 2023, approximately $235.4 million have an expiration date of 2026, approximately $150.3 million have an expiration date of 2028, and approximately $100.2 million have an expiration date of 2029. The realization of our foreign tax credit carryforwards is dependent on market conditions, tax law changes, and other business outcomes including our ability to generate certain types of taxable income. As a result of changes in U.S. tax law due to the Act, the Company valuation allowances recorded against its branch basket foreign tax credits was $238.3 million at December 31, 2019.
As of December 31, 2019, we have not recognized a deferred tax liability for un-remitted earnings of approximately $886.7 million from certain foreign operations because we believe our subsidiaries have invested the undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction. It is not practicable for us to determine the amount of unrecognized deferred tax liability on these reinvested earnings. As part of the accounting for the Act, we recorded local country withholding taxes related to certain entities from which we began repatriating undistributed earnings and will continue to record local country withholding taxes, including foreign exchange impacts, on all future earnings.
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
For the year ended December 31, 2019, the valuation allowance decreased by $73.4 million, of which a $48.0 million decrease related to changes in valuation allowances and currency translation in Brazil, and a $49.8 million decrease related to U.S. branch foreign tax credits. These decreases to the valuation allowance were offset by the following increases: $6.8 million related to net operating losses for certain U.S. states, $8.3 million related to net operating losses in Peru, and $9.2 million related to our conclusion that we are not more likely than not to use attributes at other foreign jurisdictions.
For the year ended December 31, 2018, the valuation allowance increased by $945.8 million, of which $956.2 million related to valuation allowances on the Vale acquisition and $30.7 million related to changes in the U.S. tax law imposed by the Act. The remaining amount relates to our conclusion that we are not more likely than not to use attributes at other foreign jurisdictions.
For the year ended year ended December 31, 2017, the valuation allowance increased by $553.5 million, of which $546.1 million related to changes in the U.S. tax law imposed by the Act and the remaining amount is due to our conclusion that we are not more likely than not to use attributes at a Netherlands subsidiary.
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

As of December 31, 2019, we had $39.5 million of gross uncertain tax positions. If recognized, the benefit to our effective tax rate in future periods would be approximately $23.3 million of that amount. During 2019, we recorded gross increases in our uncertain tax positions of $1.4 million related to certain U.S. and non-U.S. tax matters, of which $2.8 million impacted the effective tax rate. This increase was offset by items not included in gross uncertain tax positions.
Based upon the information available as of December 31, 2019, it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, the change cannot reasonably be estimated.
A summary of gross unrecognized tax benefit activity is as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Gross unrecognized tax benefits, beginning of period	$38.1	$39.3	$27.1
Gross increases:
Prior period tax positions	—	0.3	1.9
Current period tax positions	5.1	3.8	8.5
Gross decreases:
Prior period tax positions	(4.9)	(2.9)	—
Currency translation	1.2	(2.4)	1.8
Gross unrecognized tax benefits, end of period	$39.5	$38.1	$39.3

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. Interest and penalties accrued in our Consolidated Balance Sheets as of December 31, 2019 and 2018 were $7.4 million and $4.9 million, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheets.
Open Tax Periods
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
We are currently under audit by the Canada Revenue Agency for the tax years ended May 31, 2012 through December 31, 2017. Based on the information available, we do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations other than the amounts discussed above.
15. ASSET RETIREMENT OBLIGATIONS
We recognize our estimated asset retirement obligations (“AROs”) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset and the amount of the liability can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred with a corresponding increase in the carrying amount of the related long lived asset. We depreciate the tangible asset over its estimated useful life. The liability is adjusted in subsequent periods through accretion expense which represents the increase in the present value of the liability due to the passage of time. Such depreciation and accretion expenses are included in cost of goods sold for operating facilities and other operating expense for indefinitely closed facilities.
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
A reconciliation of our AROs is as follows:

	Years Ended December 31,
(in millions)	2019	2018
AROs, beginning of period	$1,160.1	$859.3
Liabilities acquired in the Acquisition	—	258.9
Liabilities incurred	15.8	27.8
Liabilities settled	(112.8)	(69.6)
Accretion expense	62.4	48.0
Revisions in estimated cash flows	191.0	78.2
Foreign currency translation	(1.3)	(42.5)
AROs, end of period	1,315.2	1,160.1
Less current portion	154.4	136.3
	$1,160.8	$1,023.8

North America Gypstack Closure Costs
A majority of our ARO relates to Gypstack Closure Costs in Florida and Louisiana. For financial reporting purposes, we recognize our estimated Gypstack Closure Costs at their present value. This present value determined for financial reporting purposes is reflected on our Consolidated Balance Sheets in accrued liabilities and other noncurrent liabilities. As of December 31, 2019 and 2018, the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet was approximately $660.2 million and $578.4 million, respectively.
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

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 13 to our Consolidated Financial Statements. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.

As of December 31, 2019, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $1.6 billion, and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $429.3 million.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provide sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law: the government entities can draw against such amounts in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for Plant City in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $244.9 million, at December 31, 2019, which reflects our closure cost estimates at that date.  The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. On July 27, 2018, we received $21.0 million from the Bonnie Facility Trust by substituting the trust fund for a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of December 31, 2019 and 2018, the aggregate amounts of AROs associated with the Plant City Facility and Bonnie Facility Gypstack Closure Costs included in our consolidated balance sheet were $211.2 million and $109.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that Facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings. As of December 31, 2019 and 2018, the gross asset position of our derivative instruments was $29.9 million and $13.4 million, respectively, and the gross liability position of our liability instruments was $29.1 million and $89.4 million, respectively.
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
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of December 31, 2019, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic’s intent to have floating rate debt as a portion of its outstanding debt, we had nine fixed-to-floating interest rate swap agreements with a total notional amount of $585.0 million as of the years ended December 31, 2019 and 2018, related to our Senior Notes due 2023.

The following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)
Instrument	Derivative Category	Unit of Measure	December 31, 2019	December 31, 2018
Foreign currency derivatives	Foreign Currency	US Dollars	1,923.3	2,091.7
Interest rate derivatives	Interest Rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	44.1	52.2

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2019 and 2018 was $11.6 million and $37.9 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2019, we would have been required to post an additional $7.0 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
17. FAIR VALUE MEASUREMENTS
Following is a summary of the valuation techniques for assets and liabilities recorded in our Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives—The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment or foreign currency transaction (gain) loss. As of December 31, 2019 and 2018, the gross asset position of our foreign currency derivative instruments was $15.6 million and $13.1 million, respectively, and the gross liability position of our foreign currency derivative instruments was $22.9 million and $62.2 million, respectively.
Commodity Derivatives—The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of December 31, 2019 and 2018, the gross asset position of our commodity derivative instruments was $2.9 million and $0.3 million, respectively, and the gross liability position of our commodity derivative instruments was $6.2 million and $17.7 million, respectively.
Interest Rate Derivatives—We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as

Level 2. Changes in the fair market values of these contracts are recognized in the Consolidated Financial Statements as a component of interest expense. As of December 31, 2019 and 2018, the gross asset position of our interest rate swap instruments was $11.4 million and zero, respectively, and the gross liability position of our interest rate swap instruments was zero and $9.5 million, respectively.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Cash and cash equivalents	$519.1	$519.1	$847.7	$847.7
Accounts receivable	803.9	803.9	838.5	838.5
Accounts payable	680.4	680.4	780.9	780.9
Structured accounts payable arrangements	740.6	740.6	572.8	572.8
Short-term debt	41.6	41.6	11.5	11.5
Long-term debt, including current portion	4,572.7	4,920.9	4,517.5	4,554.6

For cash and cash equivalents, accounts receivable, net, accounts payable, structured accounts payable arrangements and short-term debt, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of long-term debt, including the current portion, is estimated using quoted market prices for the publicly registered notes and debentures, classified as Level 1 and Level 2, respectively, within the fair value hierarchy, depending on the market liquidity of the debt. For information regarding the fair value of our marketable securities held in trusts, see Note 13 of our Notes to Consolidated Financial Statements.
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
Our more significant guarantees and indemnities are as follows:
Guarantees to Brazilian Financial Parties. From time to time, we issue guarantees to financial parties in Brazil for certain amounts owed the institutions by certain customers of Mosaic. The guarantees are for all or part of the customers’ obligations. In the event that the customers default on their payments to the institutions and we would be required to perform under the guarantees, we have in most instances obtained collateral from the customers. We monitor the nonperformance risk of the counterparties and have noted no material concerns regarding their ability to perform on their obligations. The guarantees generally have a one-year term, but may extend up to two years or longer depending on the crop cycle, and we expect to renew many of these guarantees on a rolling twelve-month basis. As of December 31, 2019, we have estimated the maximum potential future payment under the guarantees to be $71.4 million. The fair value of our guarantees is immaterial to the Consolidated Financial Statements as of December 31, 2019 and 2018.
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
19. PENSION PLANS AND OTHER BENEFITS
We sponsor pension and postretirement benefits through a variety of plans including defined benefit plans, defined contribution plans and postretirement benefit plans in North America and certain of our international locations. We reserve the right to amend, modify or terminate the Mosaic sponsored plans at any time, subject to provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), prior agreements and our collective bargaining agreements.
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
We sponsor various defined benefit pension plans in Brazil, and we acquired through the Acquisition multi-employer pension plans for certain of our Brazil associates. All our pension plans are governed by the Brazilian pension plans regulatory agency, National Superintendence of Supplementary Pensions (“PREVIC”). Our Brazil plans are not individually significant to the Company's consolidated financial statements after factoring in the multi-employer pension plan indemnification that we acquired through the Acquisition. We made contributions to these plans, net of indemnification, of $0.7 million and $1.0 million during the years ended December 31, 2019 and 2018, respectively.

Accounting for Pension Plans
The year-end status of the North American pension plans was as follows:

	Pension Plans
	Years Ended December 31,
(in millions)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of period	$673.6	$766.1
Service cost	4.8	6.2
Interest cost	25.0	24.0
Actuarial (gain) loss	67.4	(48.3)
Currency fluctuations	15.7	(28.0)
Benefits paid	(40.6)	(46.4)
Plan amendments	9.6	—
Projected benefit obligation at end of period	$755.5	$673.6
Change in plan assets:
Fair value at beginning of period	$701.2	$793.2
Currency fluctuations	16.8	(30.7)
Actual return	107.7	(22.0)
Company contribution	5.5	7.1
Benefits paid	(40.6)	(46.4)
Fair value at end of period	$790.6	$701.2
Funded status of the plans as of the end of period	$35.1	$27.6
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$45.8	$40.5
Current liabilities	(0.8)	(0.7)
Noncurrent liabilities	(9.9)	(12.2)
Amounts recognized in accumulated other comprehensive (income) loss
Prior service costs	$25.2	$16.9
Actuarial loss	94.8	107.7

At December 31, 2019, approximately $7.4 million was included in accrued liabilities in our Consolidated Balance Sheet for curtailment costs related to the indefinite idling of the Colonsay mine.
The accumulated benefit obligation for the defined benefit pension plans was $754.7 million and $673.0 million as of December 31, 2019 and 2018, respectively.

The components of net annual periodic benefit costs and other amounts recognized in other comprehensive income include the following components:

	Pension Plans
(in millions)	Years Ended December 31,
	2019	2018	2017
Net Periodic Benefit Cost
Service cost	$4.8	$6.2	$5.9
Interest cost	25.0	24.0	24.3
Expected return on plan assets	(33.8)	(39.7)	(41.3)
Amortization of:
Prior service cost	2.3	2.4	2.3
Actuarial loss	9.2	9.1	2.8
Preliminary net periodic benefit cost (income)	$7.5	$2.0	$(6.0)
Curtailment/settlement expense	—	1.2	2.4
Total net periodic benefit cost (income)	$7.5	$3.2	$(3.6)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Prior service (credit) cost recognized in other comprehensive income	$5.5	$(4.3)	$(3.8)
Net actuarial loss (gain) recognized in other comprehensive income	(13.9)	5.0	(4.0)
Total recognized in other comprehensive income (loss)	$(8.4)	$0.7	$(7.8)
Total recognized in net periodic benefit (income) cost and other comprehensive income	$(0.9)	$3.9	$(11.4)

The estimated net actuarial (gain) loss and prior service cost (credit) for the pension plans and postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is $11.5 million.
The following estimated benefit payments, which reflect estimated future service are expected to be paid by the related plans in the years ending December 31:

(in millions)	Pension Plans Benefit Payments	Other Postretirement Plans Benefit Payments	Medicare Part D Adjustments
2020	$42.5	$3.5	$0.2
2021	43.3	3.3	0.2
2022	44.1	3.1	0.2
2023	44.2	2.8	0.2
2024	44.1	2.6	0.1
2024-2028	218.0	9.6	0.4

In 2020, we expect to contribute cash of at least $7.2 million to the pension plans to meet minimum funding requirements. Also in 2020, we anticipate contributing cash of $3.5 million to the postretirement medical benefit plans to fund anticipated benefit payments.
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
Fair Value Measurements of Plan Assets
The following tables provide fair value measurement, by asset class, of the Company’s defined benefit plan assets for both the U.S. and Canadian plans:

(in millions)	December 31, 2019
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$3.4	$3.4	$—	$—
Equity securities(a)	216.4	—	216.4	—
Fixed income(b)	569.3	—	569.3	—
Private equity funds	1.5	—	—	1.5
Total assets at fair value	$790.6	$3.4	$785.7	$1.5

(in millions)	December 31, 2018
Pension Plan Asset Category	Total	Level 1	Level 2	Level 3
Cash	$12.0	$12.0	$—	$—
Equity securities(a)	172.9	—	172.9	—
Fixed income(b)	514.3	—	514.3	—
Private equity funds	2.0	—	—	2.0
Total assets at fair value	$701.2	$12.0	$687.2	$2.0
______________________________

(a)
This class, which includes several funds, was invested approximately 35% in U.S. equity securities, 18% in Canadian equity securities and 47% in international equity securities as of December 31, 2019, and 39% in U.S. equity securities, 18% in Canadian equity securities and 43% in international equity securities as of December 31, 2018.

(b)
This class, which includes several funds, was invested approximately 46% in corporate debt securities, 49% in governmental securities in the U.S. and Canada and 5% in foreign entity debt securities as of December 31, 2019, and 50% in corporate debt securities, 44% in governmental securities in the U.S. and Canada and 6% in foreign entity debt securities as of December 31, 2018.

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
The approach used to develop the expected long-term rate of return on plan assets combines an analysis of historical performance, the drivers of investment performance by asset class and current economic fundamentals. For returns, we utilized a building block approach starting with inflation expectations and added an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived from future expectations of the U.S. Treasury real yield curve.
Weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans
	Years Ended December 31,
	2019	2018	2017
Discount rate	3.12%	4.09%	3.51%
Expected return on plan assets	5.13%	5.14%	5.54%
Rate of compensation increase	3.00%	3.50%	3.50%
Weighted-average assumptions used to determine net benefit cost were as follows:

	Pension Plans
	Years Ended December 31,
	2019	2018	2017
Discount rate	4.09%	3.51%	3.97%
Service cost discount rate	4.00%	3.50%	4.02%
Interest cost discount rate	3.77%	3.21%	3.44%
Expected return on plan assets	5.14%	5.54%	5.54%
Rate of compensation increase	3.50%	3.50%	3.50%

Defined Contribution Plans
Eligible salaried and non-union hourly employees in the U.S. participate in a defined contribution investment plan which permits employees to defer a portion of their compensation through payroll deductions and provides matching contributions. We match 100% of the first 3% of the participant’s contributed pay plus 50% of the next 3% of the participant’s contributed pay, subject to Internal Revenue Service limits. Participant contributions, matching contributions and the related earnings immediately vest. Mosaic also provides an annual non-elective employer contribution feature for eligible salaried and non-union hourly employees based on the employee’s age and eligible pay. Participants are generally vested in the non-elective employer contributions after three years of service. In addition, a discretionary feature of the plan allows the Company to make additional contributions to employees. Certain union employees participate in a defined contribution retirement plan based on collective bargaining agreements.
Canadian salaried and non-union hourly employees participate in an employer funded plan with employer contributions similar to the U.S. plan. The plan provides a profit sharing component which is paid each year. We also sponsor one mandatory union plan in Canada. Benefits in these plans vest after two years of consecutive service.
The expense attributable to defined contribution plans in the U.S. and Canada was $56.4 million, $51.2 million and $54.3 million for 2019, 2018 and 2017, respectively.

Postretirement Medical Benefit Plans
We provide certain health care benefit plans for certain retired employees (“Retiree Health Plans”) which may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance.
The North American Retiree Health Plans are unfunded and the projected benefit obligation was $35.5 million and $35.3 million as of December 31, 2019 and 2018, respectively. This liability should continue to decrease due to our limited exposure. The related income statement effects of the Retiree Health Plans are not material to the Company.
The year-end status of the Brazil postretirement medical benefit plans with a discount rate of 9.15% on each of December 31, 2019 and December 31, 2018, was as follows:

	Postretirement Medical Benefits
	Years Ended December 31,
(in millions)	2019	2018
Change in accumulated postretirement benefit obligation (“APBO”):
APBO at beginning of year	$75.8	$69.1
Service cost	0.8	1.5
Interest cost	6.9	6.8
Actuarial loss	30.7	13.0
Currency fluctuations	(4.3)	(13.1)
Benefits paid	(0.5)	(1.5)
APBO at end of year	$109.4	$75.8
Change in plan assets:
Company contribution	$0.5	$1.5
Benefits paid	(0.5)	(1.5)
Fair value at end of year	$—	$—
Unfunded status of the plans as of the end of the year	$(109.4)	$(75.8)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1.7)	$(0.5)
Noncurrent liabilities	(107.7)	(75.3)
Amounts recognized in accumulated other comprehensive (income) loss
Actuarial loss	$50.9	$23.9

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth the changes in AOCI by component during the years ended December 31, 2019, 2018 and 2017:

(in millions)	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Balance at December 31, 2016	$(1,196.6)	$(101.0)	$(3.5)	$(11.1)	(1,312.2)
Other comprehensive income	251.9	8.4	2.4	2.7	265.4
Tax (expense) or benefit	(11.4)	(2.1)	(0.7)	(1.0)	(15.2)
Other comprehensive income, net of tax	240.5	6.3	1.7	1.7	250.2
Less: amount attributable to noncontrolling interest	0.4	—	—	—	0.4
Balance at December 31, 2017	$(955.7)	$(94.7)	$(1.8)	$(9.4)	$(1,061.6)
Other comprehensive income (loss)	(621.4)	(8.2)	2.3	4.8	(622.5)
Tax (expense) or benefit	24.5	(2.4)	(0.1)	(0.2)	21.8
Other comprehensive income (loss), net of tax	(596.9)	(10.6)	2.2	4.6	(600.7)
Less: amount attributable to noncontrolling interest	5.2	—	—	—	5.2
Balance at December 31, 2018	$(1,547.4)	$(105.3)	$0.4	$(4.8)	$(1,657.1)
Other comprehensive income (loss)	74.1	(26.2)	2.2	14.0	64.1
Tax (expense) or benefit	(4.7)	1.9	(0.5)	(3.1)	(6.4)
Other comprehensive income (loss), net of tax	69.4	(24.3)	1.7	10.9	57.7
Less: amount attributable to noncontrolling interest	1.2	—	—	—	1.2
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)

21. SHARE REPURCHASES
In May 2015, our Board of Directors authorized a $1.5 billion share repurchase program (the “2015 Repurchase Program”), allowing Mosaic to repurchase shares of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. The 2015 Repurchase Program has no set expiration date.
During the year ended December 31, 2019, we repurchased 7.1 million shares of Common Stock under the 2015 Repurchase Program for approximately $150 million. We previously repurchased 15.8 shares under the 2015 Repurchase Program for an aggregate total of approximately $650 million. The remaining amount that could be repurchased under this program was $700 million as of December 31, 2019.
The extent to which we repurchase our shares and the timing of any such repurchases depend on a number of factors, including market and business conditions, the price of our shares, and corporate, regulatory and other considerations.
22. SHARE-BASED PAYMENTS
The Mosaic Company 2014 Stock and Incentive Plan (the “2014 Stock and Incentive Plan”) was approved by our shareholders and became effective on May 15, 2014. It permits up to 25 million shares of common stock to be issued under share-based awards granted under the plan. The 2014 Stock and Incentive Plan provides for grants of stock options, restricted stock, restricted stock units, performance units and a variety of other share-based and non-share-based awards. Our employees, officers, directors, consultants, agents, advisors and independent contractors, as well as other designated individuals, are eligible to participate in the 2014 Stock and Incentive Plan.
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

Mosaic settles stock option exercises, restricted stock units and certain performance units and performance shares with newly issued common shares. The Compensation Committee of the Board of Directors administers the 2014 Stock and Incentive Plan and the Omnibus Plan subject to their respective provisions and applicable law.
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
Valuation Assumptions
Assumptions used to calculate the fair value of stock options awarded in 2017 are noted in the following table. There were no stock options granted or issued in 2019 or 2018. Expected volatility is based on the simple average of implied and historical volatility using the daily closing prices of the Company’s stock for a period equal to the expected term of the option. The risk-free interest rate is based on the U.S. Treasury rate at the time of the grant for instruments of comparable life.

Year Ended December 31, 2017
Weighted average assumptions used in option valuations:
Expected volatility	35.35%
Expected dividend yield	1.97%
Expected term (in years)	7
Risk-free interest rate	2.34%

A summary of the status of our stock options as of December 31, 2019, and activity during 2019, is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2.4	$45.50
Granted	—	—
Cancelled	(0.2)	$52.92
Outstanding as of December 31, 2019	2.2	$44.69	3.4	$—
Exercisable as of December 31, 2019	2.0	$45.56	3.1	$—

The weighted-average grant date fair value of options granted during 2017 were $9.91. There were no options exercised during 2019, 2018 or 2017.
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

A summary of the status of our restricted stock units as of December 31, 2019, and activity during 2019, is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of December 31, 2018	1.6	$27.27
Granted	0.8	26.87
Issued and cancelled	(0.6)	$26.85
Restricted stock units as of December 31, 2019	1.8	$27.27

Performance Units
During the years ended December 31, 2019, 2018 and 2017, 603,856, 401,098 and 455,740 total shareholder return (“TSR”) performance units were granted, respectively. Final performance units are awarded based on the increase or decrease, subject to certain limitations, in Mosaic’s share price from the grant date to the third anniversary of the award, plus dividends (a measure of total shareholder return or TSR). The beginning and ending stock prices are based on a 30 trading-day average stock price. Holders of the awards must be employed at the end of the performance period in order for any units to vest, except in the event of death, disability or retirement at or after age 60, certain changes in control or the exercise of Committee or Board discretion as provided in the related award agreements.
The fair value of each TSR performance unit is determined using a Monte Carlo simulation. This valuation methodology utilizes assumptions consistent with those of our other share-based awards and a range of ending stock prices; however, the expected term of the awards is three years, which impacts the assumptions used to calculate the fair value of performance units as shown in the table below. 203,782 of the TSR performance awards issued in 2019 are to be settled in cash, and are therefore accounted for as a liability with changes in value recorded through earnings during the service period. The remaining TSR performance units issued in 2019, and all of the 2018 and 2017 TSR performance units, are considered equity-classified fixed awards measured at grant-date fair value and not subsequently re-measured. All of the TSR performance units cliff vest after three years of continuous service and are expensed on a straight-line basis over the required service period, based on the estimated grant date fair value of the award net of estimated forfeitures.
A summary of the assumptions used to estimate the fair value of TSR performance units is as follows:

	Years Ended December 31,
	2019	2018	2017
Performance units granted	603,856	401,098	455,740
Average fair value of performance units on grant date	$25.87	$28.09	$28.02
Weighted average assumptions used in performance unit valuations:
Expected volatility	33.70%	34.30%	34.26%
Expected dividend yield	0.72%	0.37%	1.97%
Expected term (in years)	3	3	3
Risk-free interest rate	2.43%	2.42%	1.60%

A summary of our performance unit activity during 2019 is as follows:

	Shares (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	1.3	$33.26
Granted	0.6	25.87
Issued and cancelled	(0.5)	$27.83
Outstanding as of December 31, 2019	1.4	$27.13

Share-Based Compensation Expense
We recorded share-based compensation expense of $31.6 million, $27.5 million and $28.0 million for 2019, 2018 and 2017, respectively. The tax benefit related to share exercises and lapses in the year was $6.7 million, $5.8 million and $9.7 million for 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was $16.6 million of total unrecognized compensation cost related to options, restricted stock units and performance units and shares granted under the 2014 Stock and Incentive Plan and the Omnibus Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. No options vested in 2019 or 2018. The total fair value of options vested in 2017 was $4.2 million.
There was no cash received from exercises of share-based payment arrangements for 2019, 2018 or 2017. We received a tax benefit for tax deductions from options of $2.6 million, $2.3 million and $14.0 million in 2019, 2018 and 2017, respectively.
23. COMMITMENTS
We lease certain plants, warehouses, terminals, office facilities, railcars and various types of equipment under operating leases, some of which include rent payment escalation clauses, with lease terms ranging from one to 29 years. In addition to minimum lease payments, some of our office facility leases require payment of our proportionate share of real estate taxes and building operating expenses. Our future obligations under these leases are included in Note 4 of our Notes to Consolidated Financial Statements.
We also have purchase obligations to purchase goods and services, primarily for raw materials used in products sold to customers. In 2013, we entered into an ammonia supply agreement with CF (the “CF Ammonia Supply Agreement”) that commenced in 2017, under which Mosaic agreed to purchase approximately 545,000 to 725,000 tonnes of ammonia per year during a term that may extend until December 31, 2032 at a price tied to the prevailing price of U.S. natural gas.
We have long-term agreements for the purchase of sulfur, which is used in the production of phosphoric acid, and natural gas, which is a significant raw material used primarily in the solution mining process in our Potash segment as well as in our phosphate concentrates plants. Also, we have agreements for capital expenditures primarily in our Potash segments related to our expansion projects.
A schedule of future minimum long-term purchase commitments, based on expected market prices as of December 31, 2019 is as follows:

(in millions)	Purchase Commitments
2020	$1,931.4
2021	682.6
2022	434.5
2023	319.7
2024	249.6
Subsequent years	1,344.5
$4,962.3

Purchases made under long-term commitments in 2019, 2018 and 2017 were $1.9 billion, $2.0 billion and $1.9 billion, respectively.
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
We incur liabilities for reclamation activities and Gypstack closures in our Florida and Louisiana operations where, in order to obtain necessary permits, we must either pass a test of financial strength or provide credit support, typically in the form of cash deposits, surety bonds or letters of credit. The surety bonds generally expire within one year or less but a substantial portion of these instruments provide financial assurance for continuing obligations and, therefore, in most cases, must be renewed on an annual basis. As of December 31, 2019, we had $544.8 million in surety bonds outstanding, of which $260.3 million is for reclamation obligations, primarily related to mining in Florida. In addition, included in this amount is $244.9 million, reflecting our updated closure cost estimates, delivered to EPA as a substitute for the financial assurance provided through the Plant City Trust. The remaining balance in surety bonds outstanding of $39.6 million is for other matters.
24. CONTINGENCIES
We have described below the material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $39.3 million and $58.6 million, as of December 31, 2019 and 2018, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of December 31, 2019, the sinkhole repairs were substantially complete, with $80.2 million spent in remediation and sinkhole-related costs through this date. We estimate remaining costs will have no significant impact to our Consolidated Financial Statements. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
EPA RCRA Initiative. We have certain financial assurance and other obligations under consent decrees and a separate financial assurance arrangement relating to our facilities in Florida and Louisiana. These obligations are discussed in Note 15 of our Notes to Consolidated Financial Statements.
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
Florida Sulfuric Acid Plants. On April 8, 2010, EPA Region 4 submitted an administrative subpoena to us under Section 114 of the Federal Clean Air Act (the “CAA”) regarding compliance of our Florida sulfuric acid plants with the “New Source Review” requirements of the CAA. The request received by Mosaic appears to be part of a broader EPA national enforcement initiative focusing on sulfuric acid plants.  On June 6, 2010, EPA issued a notice of violation to CF (the "CF NOV") with respect to "New Source Review" compliance at the Plant City Facility's sulfuric acid plants and the allegations in the CF NOV were not resolved before our 2014 acquisition of the Plant City Facility.  CF has agreed to indemnify us with respect to any penalty EPA may assess as a result of the allegations in the CF NOV.
We have been engaged in settlement discussions with U.S. EPA and the Department of Justice, originating with the allegations of violations of Clean Air Act Prevention of Significant Deterioration (PSD) permitting requirements at the Plant City sulfuric acid plants and encompassing injunctive relief regarding sulfur dioxide emissions across Mosaic’s Florida sulfuric acid plant fleet.  With the closure of Plant City fertilizer operations, there is no longer a need to reach resolution with the government on injunctive relief (i.e., reduction of sulfur dioxide emissions) at that facility.  Furthermore, the Department of Justice has determined that there is no basis for proceeding with a settlement, as EPA and the Department have not currently alleged any violations of the Clean Air Act PSD permitting requirements at any other of Mosaic’s Florida sulfuric acid plants.
We cannot predict at this time whether EPA and DOJ will initiate an enforcement action in the future with respect to “New Source Review” compliance at our Florida sulfuric acid plants or what its scope would be, or what the range of outcomes might be with respect to such a potential enforcement action.
Uncle Sam Gypstack.  In January 2019, we observed lateral movement of the north slope of our active phosphogypsum stack at the Uncle Sam facility in Louisiana.  The observation was reported to the Louisiana Department of Environmental Quality and the U.S. EPA.  We continue to provide updates to the agencies on the movement, which has slowed following actions we have taken, which include reducing process water volume stored atop the stack to reduce the active load causing the movement; constructing a stability berm at the base of the slope to increase resistance; and removing gypsum from the north side to the south side. These steps have improved slope stability, reduced slope movement and reduced our capacity to store process water. There has been no loss of containment resulting from the movement observed, and none is expected. Although continued lateral movement on the north slope and a sustained reduction in process water storage could have a material effect on our future operations at that facility, we cannot predict the prospective impact on our results of operations at this time.
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

Louisiana Parishes Coastal Zone Cases. Several Louisiana parishes and the City of New Orleans have filed lawsuits against hundreds of oil and gas companies seeking regulatory, restoration and compensatory damages in connection with historical oil, gas and sulfur mining and transportation operations in the coastal zone of Louisiana. Mosaic is the corporate successor to certain companies which performed these types of operations in the coastal zone of Louisiana. Mosaic has been named in two of the lawsuits filed to date. In addition, in several other cases, historical oil, gas and sulfur operations which may have been related to Mosaic’s corporate predecessors have been identified in the complaints. Based upon information known to date, Mosaic has contractual indemnification rights against third parties for any loss or liability arising out of these claims pursuant to indemnification agreements entered into by Mosaic’s corporate predecessor(s) with third parties.  There may also be insurance contracts which may respond to some or all of the claims. However, the financial ability of the third party indemnitors, the extent of potential insurance coverage and the extent of potential liability from these claims is currently unknown.
In September 2019, counsel for several of the parishes announced that an agreement had been reached to settle the claims against Mosaic and its corporate predecessors, subject to approval by the participating parishes and the State of Louisiana. In connection with that settlement agreement, the proposed settlement payment obligations would be paid by third party indemnitors.
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
The South Pasture Extension Mine Litigation. In November 2016, the Army Corps of Engineers (the “Corps”) issued a federal wetlands permit under the Clean Water Act for mining an extension of our South Pasture phosphate rock mine in central Florida. On December 20, 2016, the Center for Biological Diversity, ManaSota-88, People for Protecting Peace River and Suncoast Waterkeeper (collectively, “NGO Plaintiffs”) issued a 60-day notice of intent to sue the Corps and the U.S. Fish and Wildlife Service (the “Service”) under the federal Endangered Species Act regarding actions taken by the Corps and the Service in connection with the issuance of the permit. On March 15, 2017, the NGO Plaintiffs filed a complaint against the Corps, the Service and the U.S. Department of the Interior (collectively “Government Defendants”) in the U.S. District Court for the Middle District of Florida, Tampa Division. The complaint alleges that various actions taken by the Corps and the Service in connection with the issuance of the permit, including in connection with the Service’s biological opinion and the Corps’ reliance on that biological opinion, violated substantive and procedural requirements of the federal Clean Water Act (“CWA”), the National Environmental Policy Act (“NEPA”) and the Endangered Species Act (the “ESA”), and were arbitrary, capricious, an abuse of discretion, and otherwise not in accordance with law, in violation of the Administrative Procedure Act (the “APA”). In their Complaint, the NGO Plaintiffs sought specific relief including (i) declarations that the Corps’ decision to issue the permit violated the CWA, NEPA, the ESA and the APA and that its NEPA review violated the law; (ii) declarations that the Service’s biological opinion violated applicable law and that the Corps’ reliance on the biological opinion violated the ESA; (iii) orders that the Corps rescind the permit, that the Service withdraw its biological opinion and related analyses and prepare a biological opinion that complies with the ESA; and (iv) that the Corps be preliminarily and permanently enjoined from authorizing any further action under the permit until it complies fully with the requirements of the CWA, NEPA, the ESA and the APA. On March 31, 2017, Mosaic’s motion for intervention was granted with no restrictions. Plaintiffs filed an amended complaint on June 2, 2017, without any new substantive allegations, and on June 28, 2017, Mosaic (as intervenor) and separately, the Government Defendants, filed answers to the amended complaint.
In June through July, 2017, the parties filed competing Motions for Summary Judgment based on the administrative record developed for the challenged federal permits and approvals, consistent with the Administrative Procedures Act. On December 14, 2017, the U.S. District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the Government Defendants, denied all claims raised by the NGO Plaintiffs, and denied the NGO Plaintiffs’ motion to supplement the administrative record.
On February 12, 2018, the NGO Plaintiffs filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit seeking to overturn the U.S. District Court’s decision. Notably, the NGO Plaintiffs did not seek reversal of the Court’s decision as to the Clean Water Act claims, but focused on the Endangered Species Act and National Environmental Policy Act claims for relief. The appellate case was fully briefed with close coordination between counsel for Mosaic and the Justice Department in developing the Appellants’ Briefs and Reply Briefs. A mandatory mediation occurred on March 19, 2018, but no settlement was reached. Oral argument was held before the Eleventh Circuit Court of Appeals on May 22, 2019.
On November 4, 2019, the 11th Circuit U.S. Court of Appeals upheld the federal permits issued for Mosaic’s South Pasture Extension Mine and the adequacy of the Area wide Environmental Impact Statement (AEIS) that served as the NEPA support for three of Mosaic’s new Florida phosphate mines. The Court of Appeals held that the Corps of Engineers’ decision to issue the Clean Water Act 404 Permit and its reliance on the AEIS to satisfy the federal NEPA requirements was a proper exercise of its authority.
On December 18, 2019, the NGO Plaintiffs filed a Petition for Rehearing En Banc seeking a rehearing before the entire 15-judge panel of the Court of Appeals. No responses to the Petition for Rehearing are allowed by Mosaic or the Government Defendants, unless requested by the Court.
We believe the NGO Plaintiffs’ claims in this case are without merit and we will continue to vigorously defend the Corps’ issuance of the SPE Mine CWA 404 Permit and the Service’s biological opinion. However, if the NGO Plaintiffs were to prevail in this case, we would be prohibited from continuing to mine the SPE Mine, and obtaining new or modified permits could significantly delay our resumption of mining and could result in more onerous mining conditions. This could have a material adverse effect on our future results of operations, reduce future cash flows from operations, and in the longer term, conceivably adversely affect our liquidity and capital resources.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental and civil claims that allege aggregate damages and/or fines of approximately $1.1 billion. We estimate that our probable aggregate loss with respect to these claims is approximately $90.5 million, which is included in our accrued liabilities in our Consolidated Balance Sheets at December 31, 2019.
Approximately $775.5 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees' judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $63.2 million, which is included in accrued liabilities in our Consolidated Balance Sheets at December 31, 2019. Based on Brazil legislation and the current status of similar labor cases involving unrelated companies, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses. If the status of similar cases involving unrelated companies were to adversely change in the future, our maximum exposure could increase and additional accruals could be required.

From the $63.2 million reserves mentioned above, approximately $7.4 million relates to a collective lawsuit filed by the labor union in Tapira claiming workers are entitled to overtime pay because the work shift should include transportation time to travel to a facility in which no public transportation was available. Approximately $4.9 million relates to a collective lawsuit filed by the labor union in Rosário do Catete, Sergipe, claiming payment of overtime due to an irregular work shift in force until 2016. Both matters are currently before the Brazilian Labor Superior Court. Approximately $2.7 million relates to a class action filed by one of the unions claiming additional payment for occupational hazard due to the alleged exposure of workers to explosive gases at the Company's potash mine at Rosário do Catete, Sergipe.
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $145.9 million; however, we estimate that our probable aggregate loss regarding these claims in approximately $5.6 million, which has been accrued at December 31, 2019. The majority of the reserves involves a claim filed in 2012 by the State Public Prosecutor Office, alleging that the Company delayed construction of an effluent treatment plant, thereby subjecting it to a fine under the commitment agreement.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $16.7 million. We estimate that our probable aggregate loss regarding these claims is approximately $10.2 million, which has been accrued at December 31, 2019. The majority of the reserves involves an arbitration proceeding initiated by EMS/GEOFOCUS ("EMS") in which Mosaic was ordered to indemnify EMS for the costs of exploring certain mining rights on behalf of Mosaic.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $180.8 million. We estimate that the probable aggregate loss with respect to these matters is approximately $11.5 million.
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
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $408.2 million, of which $212.0 million is subject to an indemnification agreement entered into with Vale S.A. in connection with the Acquisition.
Approximately $271.0 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.

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
25. RELATED PARTY TRANSACTIONS
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of December 31, 2019, the net amount due from our non-consolidated companies totaled $23.2 million. As of December 31, 2018, there was a net amount due to our non-consolidated companies of $95.2 million. These amounts include a long-term indemnification asset of $32.5 million from Vale S.A. for reimbursement of pension plan obligations.
The Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Years Ended December 31,
(in millions)	2019	2018	2017
Transactions with non-consolidated companies included in net sales	$969.5	$842.4	$715.3
Transactions with non-consolidated companies included in cost of goods sold	$1,057.7	$1,046.4	$750.2

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $8.3 million, $6.6 million and $1.0 million is included in revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and; following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. At December 31, 2019 and December 31, 2018, $74.7 million and $75.3 million in bridge loans relating to the cancelled second barge and the remaining tug, which are eliminated in consolidation, were outstanding, respectively. Reserves against the bridge loan of approximately $54.2 million were recorded through December 31, 2018, and no additional charges were recorded in 2019.  The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
26. BUSINESS SEGMENTS
The reportable segments are determined by management based upon factors such as products and services, production processes, technologies, market dynamics, and for which segment financial information is available for our chief operating decision maker.
For a description of our business segments see Note 1 of our Notes to Consolidated Financial Statements. We evaluate performance based on the operating earnings of the respective business segments, which includes certain allocations of corporate selling, general and administrative expenses. The segment results may not represent the actual results that would be expected if they were independent, stand-alone businesses. Intersegment eliminations, including profit on intersegment sales, mark-to-market gains/losses on derivatives, debt expenses, Streamsong Resort® results of operations and the results of the China and India distribution business are included within Corporate, Eliminations and Other. As of January 1, 2019, certain selling, general and administrative costs that are not controllable by the business segments are no longer allocated to segments and are included within Corporate, Eliminations and Other. Our operating results for the years ended December 31, 2018 and 2017 have been recast to reflect this change.
Segment information for the years 2019, 2018 and 2017 is as follows:

(in millions)	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Year Ended December 31, 2019
Net sales to external customers	$2,416.6	$2,081.7	$3,782.8	$625.2	$8,906.3
Intersegment net sales	824.7	32.1	—	(856.8)	—
Net sales	3,241.3	2,113.8	3,782.8	(231.6)	8,906.3
Gross margin	(82.3)	616.8	290.1	72.7	897.3
Canadian resource taxes	—	174.6	—	—	174.6
Gross margin (excluding Canadian resource taxes)	(82.3)	791.4	290.1	72.7	1,071.9
Impairment, restructuring and other expenses	931.6	530.5	—	—	1,462.1
Operating earnings	(1,131.1)	45.8	132.5	(142.1)	(1,094.9)
Capital expenditures	545.2	540.1	182.3	4.6	1,272.2
Depreciation, depletion and amortization expense	430.1	296.3	135.8	20.5	882.7
Equity in net earnings (loss) of nonconsolidated companies	(60.1)	—	—	0.7	(59.4)
Year Ended December 31, 2018
Net sales to external customers	$3,106.3	$2,154.8	$3,747.1	$579.1	$9,587.3
Intersegment net sales	780.0	19.1	—	(799.1)	—
Net sales	3,886.3	2,173.9	3,747.1	(220.0)	9,587.3
Gross margin	581.5	597.2	382.9	(63.2)	1,498.4
Canadian resource taxes	—	159.4	—	—	159.4
Gross margin (excluding Canadian resource taxes)	581.5	756.6	382.9	(63.2)	1,657.8
Operating earnings	471.4	510.8	240.6	(294.5)	928.3
Capital expenditures	393.9	410.5	148.2	1.9	954.5
Depreciation, depletion and amortization expense	403.7	301.5	158.5	20.2	883.9
Equity in net earnings (loss) of nonconsolidated companies	(4.6)	—	—	0.1	(4.5)
Year Ended December 31, 2017
Net sales to external customers	$2,826.6	$1,836.5	$2,220.1	$526.2	$7,409.4
Intersegment net sales	762.6	16.1	—	(778.7)	—
Net sales	3,589.2	1,852.6	2,220.1	(252.5)	7,409.4
Gross margin	332.2	391.6	128.6	(9.6)	842.8
Canadian resource taxes	—	70.1	—	—	70.1
Gross margin (excluding Canadian resource taxes)	332.2	461.7	128.6	(9.6)	912.9
Operating earnings	254.5	344.2	63.1	(196.1)	465.7
Capital expenditures	401.0	371.6	32.7	14.8	820.1
Depreciation, depletion and amortization expense	338.0	287.2	16.9	23.4	665.5
Equity in net earnings (loss) of nonconsolidated companies	16.0	—	—	0.7	16.7
Total assets as of December 31, 2019 (b)	$7,183.5	$7,219.2	$3,974.9	$920.9	$19,298.5
Total assets as of December 31, 2018	7,877.3	7,763.1	3,952.4	526.4	20,119.2
Total assets as of December 31, 2017	7,700.6	8,301.7	1,376.7	1,254.4	18,633.4

______________________________

(a)
The "Corporate, Eliminations and Other" category includes the results of our ancillary distribution operations in India and China. For the years ended December 31, 2019, 2018 and 2017, distribution operations in India and China had revenues of $575.6 million, $533.9 million, and $493.2 million, respectively and gross margins of $27.3 million, $42.8 million, and $46.9 million, respectively.

(b)	In 2019 we recorded an impairment of goodwill in Phosphates of $588.6 million which reduced the total asset balance.
Financial information relating to our operations by geographic area is as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Net sales(a):
Brazil	$3,675.1	$3,727.7	$2,199.0
Canpotex(b)	952.5	820.2	700.6
Canada	602.0	639.0	508.9
India	347.1	304.4	305.2
China	225.3	231.7	206.4
Mexico	117.8	133.9	131.8
Argentina	116.3	70.5	53.1
Paraguay	102.9	100.7	113.8
Australia	91.3	136.0	147.0
Peru	89.3	82.6	56.9
Colombia	82.8	101.5	86.9
Japan	33.0	92.2	71.7
Thailand	24.8	28.1	20.9
Honduras	11.7	28.7	20.6
Other	101.6	118.4	105.6
Total international countries	6,573.5	6,615.6	4,728.4
United States	2,332.8	2,971.7	2,681.0
Consolidated	$8,906.3	$9,587.3	$7,409.4

______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)
Canpotex is the export association of the Saskatchewan potash producers. Canpotex sells approximately 25% of its sales volumes to Brazil, 22% to China, 10% to India, 8% to Indonesia and 35% to the rest of the world.

	December 31,
(in millions)	2019	2018
Long-lived assets:
Canada	$4,553.7	$4,764.8
Brazil	1,934.6	1,886.0
Other	1,476.1	1,778.6
Total international countries	7,964.4	8,429.4
United States	5,943.6	5,401.5
Consolidated	$13,908.0	$13,830.9

Excluded from the table above as of December 31, 2019 and 2018, are goodwill of $1,156.9 million and $1,707.5 million and deferred income taxes of $515.4 million and $343.8 million, respectively.

Net sales by product type for the years 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
(in millions)	2019	2018	2017
Sales by product type:
Phosphate Crop Nutrients	$2,541.3	$2,956.8	$2,266.7
Potash Crop Nutrients	2,716.8	2,755.9	2,180.6
Crop Nutrient Blends	1,415.7	1,418.9	1,384.2
Specialty Products(a)	1,623.5	1,844.8	1,319.8
Phosphate Rock	53.6	53.0	—
Other(b)	555.4	557.9	258.1
	$8,906.3	$9,587.3	$7,409.4
______________________________

(a)	Includes sales of MicroEssentials®, K-Mag®, Aspire and animal feed ingredients.

(b)	Includes sales of industrial potash.

27. PLANT CITY AND COLONSAY CLOSURE COSTS
On June 18, 2019, we announced the permanent closure of the Plant City Facility. We temporarily idled the Plant City Facility in the fourth quarter of 2017, as it was one of our higher cost phosphate facilities. For the year ended December 31, 2019, we recognized pre-tax costs of $341.3 million in impairment, restructuring and other expenses in our Consolidated Statement of Earnings (Loss), related to the permanent closure of this facility. These costs consisted of approximately $210 million related to the write-off of fixed assets, $110 million related to asset retirement obligations and $21 million related to inventory and other reserves.
Following the end of our fiscal year, on January 28, 2020, we announced that we intend to keep our Colonsay, Saskatchewan potash mine idled for the foreseeable future. The mine will be placed in care and maintenance mode, employing minimal staff and allowing for resumption of operations when needed to meet customers’ needs. At December 31, 2019, we have recorded pre-tax costs of approximately $529.7 million, in impairment, restructuring and other expenses in our Consolidated Statement of Earnings (Loss), related to this idling. These costs consisted of approximately $493 million related to the write-off of fixed assets, $27 million related to severance and other employee costs, and $10 million related to the write-off of maintenance, repair, and operating inventories. The write-off is principally the carrying value of the 2013 expansion project, which increased Colonsay’s operating capacity to 2.1 million tonnes. Colonsay has been operating with a modified 1.5 million tonnes capacity since 2016. The Company does not expect to use the expansion capacity for the foreseeable future.

Quarterly Results (Unaudited)
In millions, except per share amounts and common stock prices

	Quarter
	First	Second	Third	Fourth	Year
Year Ended December 31, 2019
Net sales	$1,899.7	$2,176.9	$2,753.4	$2,076.3	$8,906.3
Gross margin	309.5	227.2	279.9	80.7	897.3
Operating earnings (loss)	202.1	(241.9)	139.5	(1,194.6)	(1,094.9)
Net earnings (loss) attributable to Mosaic	130.8	(233.1)	(44.1)	(921.0)	(1,067.4)
Basic net earnings per share attributable to Mosaic	$0.34	$(0.60)	$(0.11)	$(2.43)	$(2.78)
Diluted net earnings per share attributable to Mosaic	0.34	(0.60)	(0.11)	(2.43)	(2.78)
Common stock prices:
High	$33.91	$28.01	$25.71	$22.50
Low	25.95	20.81	17.36	17.66
Year Ended December 31, 2018
Net sales	$1,933.7	$2,205.0	$2,928.1	$2,520.5	$9,587.3
Gross margin	242.1	294.6	495.5	466.2	1,498.4
Operating earnings	80.7	196.3	393.3	258.0	928.3
Net earnings attributable to Mosaic	42.3	67.9	247.5	112.3	470.0
Basic net earnings per share attributable to Mosaic	$0.11	$0.18	$0.64	$0.29	$1.22
Diluted net earnings per share attributable to Mosaic	0.11	0.18	0.64	0.29	1.22
Common stock prices:
High	$29.20	$29.95	$32.98	$37.37
Low	23.43	22.90	27.50	27.52
The number of holders of record of our Common Stock as of February 1, 2020 was 1,549.
In the fourth quarter of 2019, we recorded pre-tax charges of $529.7 million related to the indefinite idling of our Colonsay, Saskatchewan potash mine and $588.6 million related to the impairment of goodwill for our Phosphates reporting unit.
Dividends have been declared on a quarterly basis during all periods presented. The annual dividend in 2018 was $0.10 per share. In the first quarter of 2019, we increased our annual dividend to $0.20 per share.

The following table presents our selected financial data. This information has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Five Year Comparison
In millions, except per share amounts

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales	$8,906.3	$9,587.3	$7,409.4	$7,162.8	$8,895.3
Cost of goods sold	8,009.0	8,088.9	6,566.6	6,352.8	7,177.4
Gross margin	897.3	1,498.4	842.8	810.0	1,717.9
Selling, general and administrative expenses	354.1	341.1	301.3	304.2	361.2
Impairment, restructuring and other expense(b)	1,462.1	—	—	—	—
Other operating expenses	176.0	229.0	75.8	186.8	77.9
Operating (loss) earnings	(1,094.9)	928.3	465.7	319.0	1,278.8
Interest (expense) income, net	(182.9)	(166.1)	(138.1)	(112.4)	(97.8)
Foreign currency transaction gain (loss)	20.2	(191.9)	49.9	40.1	(60.5)
Other expense	1.5	(18.8)	(3.5)	(4.3)	(17.2)
(Loss) earnings from consolidated companies before income taxes	(1,256.1)	551.5	374.0	242.4	1,103.3
Provision for (benefit from) income taxes(a)	(224.7)	77.1	494.9	(74.2)	99.1
(Loss) earnings from consolidated companies	(1,031.4)	474.4	(120.9)	316.6	1,004.2
Equity in net (loss) earnings of nonconsolidated companies	(59.4)	(4.5)	16.7	(15.4)	(2.4)
Net (loss) earnings including noncontrolling interests	(1,090.8)	469.9	(104.2)	301.2	1,001.8
Less: Net (loss) earnings attributable to noncontrolling interests	(23.4)	(0.1)	3.0	3.4	1.4
Net (loss) earnings attributable to Mosaic	$(1,067.4)	$470.0	$(107.2)	$297.8	$1,000.4

	Years Ended December 31,
	2019	2018	2017	2016	2015
Earnings per common share attributable to Mosaic:
Basic net (loss) earnings per share attributable to Mosaic	$(2.78)	$1.22	$(0.31)	$0.85	$2.79
Basic weighted average number of shares outstanding	383.8	384.8	350.9	350.4	358.5
Diluted net (loss) earnings per share attributable to Mosaic	$(2.78)	$1.22	$(0.31)	$0.85	$2.78
Diluted weighted average number of shares outstanding	383.8	386.4	350.9	351.7	360.3
Balance Sheet Data (at period end):
Cash and cash equivalents	$519.1	$847.7	$2,153.5	$673.1	$1,276.3
Total assets	19,298.5	20,119.2	18,633.4	16,840.7	17,389.5
Total long-term debt (including current maturities)	4,572.7	4,517.5	5,221.6	3,818.1	3,811.2
Total liabilities	9,930.9	9,514.5	8,994.3	7,218.2	7,824.5
Total equity	9,367.6	10,604.7	9,639.1	9,622.5	9,565.0
Other Financial Data:
Depreciation, depletion and amortization	$882.7	$883.9	$665.5	$711.2	$739.8
Net cash provided by operating activities	1,095.4	1,409.8	935.5	1,260.2	2,038.3
Capital expenditures	1,272.2	954.5	820.1	843.1	1,000.3
Dividends per share(c)	0.20	0.10	0.35	1.10	1.075
______________________________

(a)
The years ended December 31, 2019, 2016 and 2015 include a discrete income tax benefit of approximately $356 million, $54 million, and $47 million, respectively. The years ended December 31, 2018, and 2017 include a discrete income tax expense of approximately $1 million and $451 million, respectively. See further discussion in Note 14 to the Consolidated Financial Statements.

(b)
In 2019, we recorded pre-tax charges of $341.3 related to the permanent closure of our Plant City, Florida facility, $529.7 million related to the indefinite idling of our Colonsay, Saskatchewan potash mine and $588.6 million related to the impairment of goodwill for our Phosphates reporting unit.

(c)
Dividends have been declared on a quarterly basis during all periods presented. In the second quarter of 2015, we increased our annual dividend to $1.10 per share. In the second quarter of 2017, we decreased our annual dividend to $0.60 per share and in the fourth quarter of 2017, we decreased it to $0.10 per share. In the first quarter of 2019, we increased our annual dividend to $0.20 per share.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the years ended 2019, 2018 and 2017
In millions

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance Beginning of Period	Charges or (Reductions) to Costs and Expenses	Charges or (Reductions) to Other Accounts		Deductions	Balance at End of Period(a)
Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
Year Ended December 31, 2017	10.3	5.6	(0.2)		(0.2)	15.5
Year Ended December 31, 2018	15.5	—	12.0	(b)	(4.1)	23.4
Year Ended December 31, 2019	23.4	4.6	(6.8)		(1.0)	20.2
Income tax valuation allowance, related to deferred income taxes
Year Ended December 31, 2017	30.6	553.5	—		—	584.1
Year Ended December 31, 2018	584.1	946.4	—		—	1,530.5
Year Ended December 31, 2019	1,530.5	(73.4)	—		—	1,457.1
______________________________

(a)
Allowance for doubtful accounts balance includes $16.7 million, $22.1 million, $13.2 million of allowance on long-term receivables recorded in other long term assets for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)	Amount relates to allowance of $12.0 million acquired in the Acquisition.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2019 management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on their evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2019.