Form 10-Q
period 2020-03-31
MOSAIC CO
filed 2020-05-05
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 379,020,491 shares of Common Stock as of May 1, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019
Net sales	$1,798.1	$1,899.7
Cost of goods sold	1,756.7	1,590.2
Gross margin	41.4	309.5
Selling, general and administrative expenses	67.9	93.5
Other operating expense	39.7	13.9
Operating (loss) earnings	(66.2)	202.1
Interest expense, net	(41.1)	(47.0)
Foreign currency transaction (loss) gain	(214.2)	22.6
Other income (expense)	4.5	(1.1)
(Loss) earnings from consolidated companies before income taxes	(317.0)	176.6
(Benefit from) provision for income taxes	(133.0)	46.6
(Loss) earnings from consolidated companies	(184.0)	130.0
Equity in net (loss) of nonconsolidated companies	(20.0)	(0.1)
Net (loss) earnings including noncontrolling interests	(204.0)	129.9
Less: Net (loss) attributable to noncontrolling interests	(1.0)	(0.9)
Net (loss) earnings attributable to Mosaic	$(203.0)	$130.8
Basic net (loss) earnings per share attributable to Mosaic	$(0.54)	$0.34
Basic weighted average number of shares outstanding	378.8	385.5
Diluted net (loss) earnings per share attributable to Mosaic	$(0.54)	$0.34
Diluted weighted average number of shares outstanding	378.8	387.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019
Net (loss) earnings including noncontrolling interest	$(204.0)	$129.9
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(603.4)	51.8
Net actuarial gain (loss) and prior service cost	1.8	(1.0)
Realized gain on interest rate swap	0.5	0.6
Net gain on marketable securities held in trust fund	8.0	10.0
Other comprehensive (loss) income	(593.1)	61.4
Comprehensive (loss) income	(797.1)	191.3
Less: Comprehensive (loss) attributable to noncontrolling interest	(8.3)	(1.0)
Comprehensive (loss) income attributable to Mosaic	$(788.8)	$192.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$1,069.2	$519.1
Receivables, net	723.0	803.9
Inventories	1,930.9	2,076.4
Other current assets	498.0	318.8
Total current assets	4,221.1	3,718.2
Property, plant and equipment, net of accumulated depreciation of $7,268.0 million and $7,292.0 million, respectively	10,989.6	11,690.0
Investments in nonconsolidated companies	742.3	763.6
Goodwill	1,077.0	1,156.9
Deferred income taxes	606.3	515.4
Other assets	1,339.2	1,454.4
Total assets	$18,975.5	$19,298.5
Liabilities and Equity
Current liabilities:
Short-term debt	$1,008.2	$41.6
Current maturities of long-term debt	46.7	47.2
Structured accounts payable arrangements	502.0	740.6
Accounts payable	691.7	680.4
Accrued liabilities	1,020.4	1,081.9
Total current liabilities	3,269.0	2,591.7
Long-term debt, less current maturities	4,525.2	4,525.5
Deferred income taxes	977.0	1,040.7
Other noncurrent liabilities	1,644.4	1,773.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,902,778 shares issued and 379,020,281 shares outstanding as of March 31, 2020, 389,646,939 shares issued and 378,764,442 shares outstanding as of December 31, 2019	3.8	3.8
Capital in excess of par value	847.7	858.4
Retained earnings	9,718.7	9,921.5
Accumulated other comprehensive loss	(2,184.0)	(1,598.2)
Total Mosaic stockholders' equity	8,386.2	9,185.5
Noncontrolling interests	173.7	182.1
Total equity	8,559.9	9,367.6
Total liabilities and equity	$18,975.5	$19,298.5

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$(204.0)	$129.9
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	217.8	218.1
Deferred and other income taxes	(107.3)	5.3
Equity in net loss of nonconsolidated companies, net of dividends	20.0	3.6
Accretion expense for asset retirement obligations	17.3	15.3
Share-based compensation expense	(10.1)	15.3
Unrealized loss (gain) on derivatives	51.9	(46.9)
Other	10.7	4.4
Changes in assets and liabilities:
Receivables, net	14.8	59.0
Inventories	(24.4)	(304.5)
Other current and noncurrent assets	(107.9)	(66.0)
Accounts payable and accrued liabilities	332.7	(186.7)
Other noncurrent liabilities	(21.6)	(22.3)
Net cash provided by (used in) operating activities	189.9	(175.5)
Cash Flows from Investing Activities:
Capital expenditures	(263.5)	(313.9)
Purchases of available-for-sale securities - restricted	(210.0)	(186.9)
Proceeds from sale of available-for-sale securities - restricted	203.8	182.3
Purchases of held-to-maturity securities	(0.7)	(13.0)
Proceeds from sale of held-to-maturity securities	0.8	2.3
Other	(0.1)	0.3
Net cash used in investing activities	(269.7)	(328.9)
Cash Flows from Financing Activities:
Payments of short-term debt	(132.6)	(53.7)
Proceeds from issuance of short-term debt	1,105.4	206.0
Payments of structured accounts payable arrangements	(412.9)	(319.7)
Proceeds from structured accounts payable arrangements	171.6	209.5
Payments of long-term debt	(14.2)	(10.1)
Cash dividends paid	(18.9)	(9.6)
Other	(0.1)	(0.1)
Net cash provided by financing activities	698.3	22.3
Effect of exchange rate changes on cash	(68.9)	13.5
Net change in cash, cash equivalents and restricted cash	549.6	(468.6)
Cash, cash equivalents and restricted cash - December 31	532.3	871.0
Cash, cash equivalents and restricted cash - March 31	$1,081.9	$402.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,069.2	$384.6
Restricted cash in other current assets	8.6	8.8
Restricted cash in other assets	4.1	9.0
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$1,081.9	$402.4

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $7.5 and $6.0 for the three months ended March 31, 2020 and 2019, respectively)	$15.5	$10.5
Income taxes (net of refunds)	66.5	93.8

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	385.5	$3.8	$985.9	$11,064.7	$(1,657.1)	$207.4	$10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—	—	130.8	61.5	(1.0)	191.3
Vesting of restricted stock units	0.3	—	(5.0)	—	—	—	(5.0)
Stock based compensation	—	—	15.3	—	—	—	15.3
Dividends	—	—	—	0.7	—	—	0.7
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2019	385.8	$3.8	$996.2	$11,196.8	$(1,595.6)	$206.3	$10,807.5

Balance as of December 31, 2019	378.8	$3.8	$858.4	$9,921.5	$(1,598.2)	$182.1	$9,367.6
Total comprehensive loss	—	—	—	(203.0)	(585.8)	(8.3)	(797.1)
Vesting of restricted stock units	0.2	—	(2.4)	—	—	—	(2.4)
Stock based compensation	—	—	(8.3)	—	—	—	(8.3)
Dividends	—	—	—	0.2	—	—	0.2
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2020	379.0	$3.8	$847.7	$9,718.7	$(2,184.0)	$173.7	$8,559.9

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
2. Summary of Significant Accounting Policies
Statement Presentation and Basis of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of Mosaic have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The Condensed Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the “10-K Report”). Sales, expenses, cash flows, assets and liabilities can and do vary during the year as a result of seasonality and other factors. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
3. Recently Issued Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which revises the accounting for credit losses on financial instruments within its scope. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade and other receivables, and modifies the impairment model for available-for-sale (“AFS”) debt securities. The guidance amends the current other-than-temporary impairment model for AFS debt securities and provides that any impairment related to credit losses be recognized as an allowance (which could be reversed) rather than as a permanent reduction in the amortized cost basis of that security. We adopted this standard prospectively on January 1, 2020 and revised our accounting policies and procedures to reflect the requirements of this standard related to our trade receivables and AFS debt securities. Based on the composition of our trade receivables, current market conditions, and historical and expected credit loss activity, adoption of this standard did not significantly impact our consolidated results of operations or financial condition.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	March 31, 2020	December 31, 2019

Other current assets
Income and other taxes receivable	$319.5	$179.5
Prepaid expenses	125.7	110.7
Other	52.8	28.6
	$498.0	$318.8

Other assets
Restricted cash	$4.1	$5.4
MRO inventory	133.5	126.8
Marketable securities held in trust	709.0	691.7
Operating lease right-of-use assets	179.1	192.1
Indemnification asset	24.1	40.6
Long-term receivable	56.6	81.6
Other	232.8	316.2
	$1,339.2	$1,454.4

Accrued liabilities
Accrued dividends	$0.6	$20.0
Payroll and employee benefits	127.1	173.8
Asset retirement obligations	147.5	154.4
Customer prepayments (a)	295.4	266.9
Accrued income tax	2.3	33.9
Operating lease obligation	64.2	67.1
Other	383.3	365.8
	$1,020.4	$1,081.9

Other noncurrent liabilities
Asset retirement obligations	$1,113.2	$1,160.8
Operating lease obligation	116.5	127.0
Accrued pension and postretirement benefits	143.3	173.6
Unrecognized tax benefits	39.9	42.1
Other	231.5	269.5
	$1,644.4	$1,773.0

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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2020	2019
Net (loss) earnings attributable to Mosaic	$(203.0)	$130.8
Basic weighted average number of shares outstanding	378.8	385.5
Dilutive impact of share-based awards	—	1.9
Diluted weighted average number of shares outstanding	378.8	387.4
Basic net (loss) earnings per share attributable to Mosaic	$(0.54)	$0.34
Diluted net (loss) earnings per share attributable to Mosaic	$(0.54)	$0.34

A total of 2.5 million and 1.6 million shares of common stock subject to issuance related to share-based awards for the three months ended March 31, 2020 and March 31, 2019, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019

Raw materials	$62.0	$68.3
Work in process	601.2	618.4
Finished goods	1,120.8	1,219.3
Final price deferred(a)	44.4	47.9
Operating materials and supplies	102.5	122.5
	$1,930.9	$2,076.4

______________________________

(a)	Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Goodwill
Mosaic had goodwill of $1.1 billion as of March 31, 2020 and $1.2 billion as of December 31, 2019. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2019	$1,039.8	$105.0	$12.1	$1,156.9
Foreign currency translation	(72.6)	(7.3)	—	(79.9)
Balance as of March 31, 2020	$967.2	$97.7	$12.1	$1,077.0

Due to a significant decline in the market price of our stock, we performed a review of goodwill as of March 31, 2020. We determined that our Potash reporting unit had an estimated fair value that was not significantly in excess of its carrying value, at 14.2%, and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our Mosaic Fertilizantes reporting unit has substantial fair value in excess of its carrying value. Foreign currency rates can impact the carrying value of our Potash and Mosaic Fertilizantes reporting units. We continue to monitor the rates of these reporting units as they could put them at risk of future impairment.
We are required to perform our next annual goodwill impairment analysis as of October 31, 2020. It is possible that, during the remainder of 2020 or beyond, business conditions could deteriorate from the current state, raw material or product price projections could decline significantly from current estimates, we could experience fluctuations in foreign currency exchange rates or our common stock price could decline significantly. If our net sales and cash flow projections are not achieved, or our common stock price continues to decline from the current level, book values of certain operations could exceed their fair values, which may result in goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
8. Marketable Securities Held in Trusts
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
There were no other-than-temporary impairment write-downs on available-for-sale securities during the three months ended March 31, 2020.
The estimated fair value of the investments in the RCRA Trusts as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$2.0	$—	$—	$2.0
Level 2
Corporate debt securities	194.3	4.5	(2.5)	196.3
Municipal bonds	190.7	3.7	(1.2)	193.2
U.S. government bonds	288.4	13.9	—	302.3
Total	$675.4	$22.1	$(3.7)	$693.8

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.4	$—	$—	$3.4
Level 2
Corporate debt securities	194.2	5.8	(0.1)	199.9
Municipal bonds	188.3	4.4	(0.4)	192.3
U.S. government bonds	280.6	3.2	(2.5)	281.3
Total	$666.5	$13.4	$(3.0)	$676.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in millions)	Fair Value	Gross Unrealized Losses(a)	Fair Value	Gross Unrealized Losses(a)
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$68.1	$(2.5)	$17.9	$—
Municipal bonds	57.9	(0.9)	11.7	(0.1)
U.S. government bonds	0.1	—	195.4	(2.5)
	126.1	(3.4)	225.0	(2.6)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	3.0	—	20.7	(0.1)
Municipal bonds	5.8	(0.3)	14.7	(0.3)
U.S. government bonds	—	—	—	—
	8.8	(0.3)	35.4	(0.4)
Total	$134.9	$(3.7)	$260.4	$(3.0)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of March 31, 2020. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

March 31, 2020
Due in one year or less	$34.2
Due after one year through five years	291.1
Due after five years through ten years	329.8
Due after ten years	36.7
Total debt securities	$691.8

For the three months ended March 31, 2020, realized gains were $5.8 million and realized losses were $0.5 million. For the three months ended March 31, 2019, realized gains were $3.1 million and realized losses were $0.8 million.

9. Financing Arrangements
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of March 31, 2020 and December 31, 2019, the total structured accounts payable arrangements were $502.0 million and $740.6 million, respectively.
Inventory Financing Arrangement
On January 7, 2020, we entered into an inventory financing arrangement with a bank to sell up to $400 million of certain commodities inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of March 31, 2020, we had sold $350.3 million of inventory under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet. The inventory remains on our Condensed Consolidated Balance Sheet as it serves as collateral for the debt. Interest accrues on the debt through the repurchase date, and is included in accrued liabilities. The weighted average interest rate of the repurchase obligation as of March 31, 2020 was 2.11%.
Receivable Purchasing Arrangement
On March 4, 2020, we entered into a Receivable Purchasing Agreement ("RPA"), with a bank whereby, from time-to-time, we sell certain receivables. The net face value of the purchased receivables may not exceed $150 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less a discount of 70 basis points over a designated reference rate (LIBOR or Canadian Dollar Offered Rate). We record the purchase price as short-term debt, and recognize interest expense by accreting the liability through the due date of the underlying receivables. As of March 31, 2020, we had non-recourse short-term debt of $101.5 million related to the RPA. Following the sale to the bank, we continue to service the collection of the receivables on behalf of the bank without further consideration. The weighted average interest rate of the RPA related debt as of March 31, 2020 was 1.47%.

10. Asset Retirement Obligations
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
A reconciliation of our AROs is as follows:

(in millions)	March 31, 2020	December 31, 2019
AROs, beginning of period	$1,315.2	$1,160.1
Liabilities incurred	3.4	15.8
Liabilities settled	(22.5)	(112.8)
Accretion expense	17.3	62.4
Revisions in estimated cash flows	1.2	191.0
Foreign currency translation	(53.9)	(1.3)
AROs, end of period	1,260.7	1,315.2
Less current portion	(147.5)	(154.4)
Non-current portion of AROs	$1,113.2	$1,160.8

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The remaining monetary obligations under the 2015 Consent Decrees include:

•
Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in capital expenditures likely to exceed $60 million in the aggregate.

•
Provision of additional financial assurance for the estimated Gypstack Closure Costs for Gypstacks at the covered facilities. The RCRA Trusts are discussed in Note 8 to our Condensed Consolidated Financial Statements. In addition, we have agreed to guarantee the difference between the amounts held in each RCRA Trust (including any earnings) and the estimated closure and long-term care costs.

As of December 31, 2019, the undiscounted amount of our Gypstack Closure Costs ARO associated with the facilities covered by the 2015 Consent Decrees, determined using the assumptions used for financial reporting purposes, was approximately $1.6 billion. and the present value of our Gypstack Closure Costs ARO reflected in our Consolidated Balance Sheet for those facilities was approximately $429.3 million.
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities, pursuant to federal or state law: the government entities can draw against such amounts in the event we cannot perform such closure activities. One was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City that also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $244.9 million, which reflects our closure cost estimates as of December 31, 2019.  The other was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2020 and December 31, 2019, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility gypstack closure costs included in our Condensed Consolidated Balance Sheets were $208.1 million and $211.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the three months ended March 31, 2020, gross unrecognized tax benefits decreased by $7.3 million to $32.2 million. The decrease is primarily related to releasing a reserve in the U.S. for AMT sequestration. If recognized, approximately $16.9 million of the $32.2 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $7.1 million and $7.4 million as of March 31, 2020 and December 31, 2019, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2020, tax expense specific to the period was a benefit of approximately $28.3 million. This consisted primarily of tax benefit of $25.1 million recorded related to the impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to prior years. The CARES Act provides various tax relief measures to taxpayers impacted by the coronavirus. Tax expense specific to the period also included a benefit of $5.5 million related to release of the sequestration on AMT, which was partially offset by a share-based excess cost of $1.7 million and changes in estimates related to prior years of $0.6 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2020, income tax expense was impacted by this set of rules, resulting in an additional cost of $12.6 million compared to what would have been recorded under the general rule on a consolidated basis.
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
12. Derivative Instruments and Hedging Activities
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

goods sold in the Condensed Consolidated Statements of Earnings. Unrealized gains or (losses) on foreign currency exchange contracts used to hedge cash flows that are not related to the production of our products are included in the foreign currency transaction gain/(loss) caption in the Condensed Consolidated Statements of Earnings.
We apply fair value hedge accounting treatment to our fixed-to-floating interest rate contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. These fair value hedges are considered to be highly effective and, thus, as of March 31, 2020, the impact on earnings due to hedge ineffectiveness was immaterial. Consistent with Mosaic’s intent to have floating rate debt as a portion of its outstanding debt, we had nine fixed-to-floating interest rate swap agreements with a total notional amount of $585.0 million as of March 31, 2020 and December 31, 2019 related to our Senior Notes due 2023.
As of March 31, 2020 and December 31, 2019, the gross asset position of our derivative instruments was $88.2 million and $29.9 million, respectively, and the gross liability position of our liability instruments was $118.1 million and $29.1 million, respectively.
As of March 31, 2020 and December 31, 2019, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			March 31, 2020	December 31, 2019
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	1,709.8	1,923.3
Interest rate derivatives	Interest rate	US Dollars	585.0	585.0
Natural gas derivatives	Commodity	MMbtu	38.6	44.1

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2020 and December 31, 2019, was $69.8 million and $11.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020, we would have been required to post an additional $57.8 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of March 31, 2020 and December 31, 2019, the gross asset position of our foreign currency derivative instruments was $46.8 million and $15.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $113.1 million and $22.9 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of March 31, 2020 and December 31, 2019, the gross asset position of our commodity derivative instruments was $4.8 million and $2.9 million, respectively, and the gross liability position of our commodity instruments was $5.0 million and $6.2 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. As of March 31, 2020 and December 31, 2019, the gross asset position of our interest rate swap instruments was $36.6 million and $11.4 million, respectively, and the gross liability position of our interest rate swap instruments was zero as of March 31, 2020 and December 31, 2019.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,069.2	$1,069.2	$519.1	$519.1
Accounts receivable	723.0	723.0	803.9	803.9
Accounts payable	691.7	691.7	680.4	680.4
Structured accounts payable arrangements	502.0	502.0	740.6	740.6
Short-term debt	1,008.2	1,008.2	41.6	41.6
Long-term debt, including current portion	4,571.9	4,406.8	4,572.7	4,920.9

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three months ended March 31, 2020 and March 31, 2019:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended March 31, 2020
Balance as of December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(595.9)	9.7	0.5	8.0	(577.7)
Tax expense	(7.5)	(7.9)	—	—	(15.4)
Other comprehensive income (loss), net of tax	(603.4)	1.8	0.5	8.0	(593.1)
Other comprehensive loss attributable to noncontrolling interest	7.3	—	—	—	7.3
Balance as of March 31, 2020	$(2,072.9)	$(127.8)	$2.6	$14.1	$(2,184.0)

Three Months Ended March 31, 2019
Balance as of December 31, 2018	$(1,547.4)	$(105.3)	$0.4	$(4.8)	$(1,657.1)
Other comprehensive income	61.0	2.5	0.6	10.5	74.6
Tax expense	(9.2)	(3.5)	—	(0.5)	(13.2)
Other comprehensive income (loss), net of tax	51.8	(1.0)	0.6	10.0	61.4
Other comprehensive loss attributable to noncontrolling interest	0.1	—	—	—	0.1
Balance as of March 31, 2019	$(1,495.5)	$(106.3)	$1.0	$5.2	$(1,595.6)

15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of March 31, 2020, the net amount due to our non-consolidated companies totaled $133.7 million. As of December 31, 2019, there was a net amount due from our non-consolidated companies totaling $23.2 million. These amounts include a long-term indemnification asset of $24.1 million from Vale S.A. for reimbursement of pension plan obligations.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended March 31,
	2020	2019
Transactions with non-consolidated companies included in net sales	$148.6	$262.5
Transactions with non-consolidated companies included in cost of goods sold	177.1	251.0

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $2.4 million and $2.7 million of marketing fees is included in revenue for the three months ended March 31, 2020 and March 31, 2019, respectively.
In 2015, we agreed to provide funds to finance the purchase and construction of two articulated tug and barge units, intended to transport anhydrous ammonia for our operations, through a bridge loan agreement with Gulf Marine Solutions, LLC (“GMS”). GMS is a wholly owned subsidiary of Gulf Sulphur Services Ltd., LLLP (“Gulf Sulphur Services”), an entity in which we and a joint venture partner, Savage Companies (“Savage”), each indirectly own a 50% equity interest and for which a subsidiary of

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Savage provides operating and management services. GMS provided these funds through draws on the Mosaic bridge loan and through additional loans from Gulf Sulphur Services. We are the primary beneficiary of GMS, a variable interest entity, and consolidate GMS’s operations in our Phosphates segment.
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of March 31, 2020 and December 31, 2019, there were outstanding bridge loans of $74.7 million and $74.7 million, respectively, relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $33.2 million and $39.3 million as of March 31, 2020 and December 31, 2019, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of March 31, 2020, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June through July 2017, the parties filed competing Motions for Summary Judgment based on the administrative record developed for the challenged federal permits and approvals, consistent with the Administrative Procedures Act. On December 14, 2017, the U.S. District Court granted Mosaic’s motion for summary judgment in favor of Mosaic and the Government Defendants, denied all claims raised by the NGO Plaintiffs, and denied the NGO Plaintiffs’ motion to supplement the administrative record.
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
On November 4, 2019, the 11th Circuit U.S. Court of Appeals upheld the federal permits issued for Mosaic’s South Pasture Extension Mine and the adequacy of the Area-wide Environmental Impact Statement (AEIS) that served as the NEPA support for three of Mosaic’s new Florida phosphate mines. The Court of Appeals held that the Corps of Engineers’ decision to issue the Clean Water Act 404 Permit and its reliance on the AEIS to satisfy the federal NEPA requirements were proper exercises of its authority.
On December 18, 2019, the NGO Plaintiffs filed a Petition for Rehearing En Banc seeking a rehearing before the entire 15-judge panel of the Court of Appeals. No responses to the Petition for Rehearing are allowed by Mosaic or the Government Defendants, unless requested by the Court.
On February 5, 2020, the 11th Circuit Court of Appeals issued its Order denying the Petition for Rehearing. The Appellants will have 90 days from February 5, 2020 to file a Petition for Writ of Certiorari with the U.S. Supreme Court; that deadline is May 5, 2020.
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
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $900 million. We estimate that our probable aggregate loss with respect to these claims is approximately $69.3 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2020.
Approximately $607.4 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees' judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $55.9 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2020.

•
Approximately $5.9 million of the $69.3 million of reserves relates to a collective lawsuit filed by the labor union in Tapira claiming workers are entitled to overtime pay because the work shift should include transportation time to travel to a facility in which no public transportation was available.

•
Approximately $3.9 million of these reserves relates to a collective lawsuit filed by the labor union in Rosário do Catete, Sergipe, claiming payment of overtime due to an irregular work shift in force until 2016. Both matters are currently before the Brazilian Labor Superior Court.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Approximately $2.1 million of these reserves relates to a class action filed by one of the unions claiming additional payment for occupational hazard due to the alleged exposure of workers to explosive gases at the Company's potash mine at Rosário do Catete, Sergipe.

•
Approximately $2.2 million of these reserves relates to a lawsuit filed by the labor union in Catalão claiming overtime hours could not be banked for use later. The lawsuit is in the enforcement phase and the Company is negotiating a settlement with the Union.

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
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $115 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.1 million, which has been accrued as of March 31, 2020.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $13 million. We estimate that our probable aggregate loss regarding these claims is approximately $0.1 million, which has been accrued as of March 31, 2020.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $144 million. We estimate that the probable aggregate loss with respect to these matters is approximately $9.2 million.
Uberaba Judicial Settlement
In 2013, the Federal Public Prosecutor filed a public civil action requesting that the Company adopt several measures to mitigate soil and water contamination related to the Gypstack at our Uberaba facility, located in the State of Minas Gerais, including compensation for the alleged social and environmental damages. In 2014, our predecessor subsidiary in Brazil entered into a judicial settlement with the Federal Public Prosecutor, the State of Minas Gerais public prosecutor and the federal environmental agency. Under this agreement, we agreed to implement remediation measures such as: constructing a liner under the Gypstack water ponds and lagoons, and monitoring the groundwater and soil quality. We also agreed to create a private reserve of natural heritage and to pay compensation in the amount of approximately $0.3 million, which was paid in July 2018. We are currently acting in compliance with our obligations under the judicial settlement and expect them to be completed by December 31, 2023.
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending. The amount involved in the proceeding is $27.9 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $344 million, of which $166 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $233 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases such as value-added taxes. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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
Segment information for the three months ended March 31, 2020 and 2019 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended March 31, 2020
Net sales to external customers	$537.3	$438.6	$731.1	$91.1	$1,798.1
Intersegment net sales	82.1	3.0	—	(85.1)	—
Net sales	619.4	441.6	731.1	6.0	1,798.1
Gross margin	(82.9)	109.1	66.5	(51.3)	41.4
Canadian resource taxes	—	31.7	—	—	31.7
Gross margin (excluding Canadian resource taxes)	(82.9)	140.8	66.5	(51.3)	73.1
Operating earnings (loss)	(106.8)	94.2	29.0	(82.6)	(66.2)
Capital expenditures	137.9	98.3	25.3	2.0	263.5
Depreciation, depletion and amortization expense	114.4	70.1	28.2	5.1	217.8
Three months ended March 31, 2019
Net sales to external customers	$598.1	$497.3	$698.0	$106.3	$1,899.7
Intersegment net sales	207.9	6.2	—	(214.1)	—
Net sales	806.0	503.5	698.0	(107.8)	1,899.7
Gross margin	54.8	185.4	52.4	16.9	309.5
Canadian resource taxes	—	46.9	—	—	46.9
Gross margin (excluding Canadian resource taxes)	54.8	232.3	52.4	16.9	356.4
Operating earnings (loss)	43.5	175.8	27.3	(44.5)	202.1
Capital expenditures	120.4	140.4	51.8	1.3	313.9
Depreciation, depletion and amortization expense	103.5	78.3	31.5	4.8	218.1
Total Assets
As of March 31, 2020	$7,914.9	$6,726.4	$3,214.4	$1,119.8	$18,975.5
As of December 31, 2019	7,183.5	7,219.2	3,974.9	920.9	19,298.5
______________________________

(a)
The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three months ended March 31, 2020, distribution operations in India and China had revenue of

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$76.5 million and gross margin of $2.0 million. For the three months ended March 31, 2019, distribution operations in India and China had revenue of $93.2 million and gross margin of $9.0 million.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Net sales(a):
Brazil	$712.7	$678.0
Canpotex(b)	146.4	257.6
Canada	117.3	136.1
Australia	41.0	56.0
China	39.4	65.1
India	37.2	27.8
Argentina	28.0	25.8
Mexico	24.9	44.4
Paraguay	16.3	21.4
Colombia	14.2	16.5
Japan	11.9	—
Peru	11.4	20.1
Honduras	7.0	4.5
Thailand	4.4	5.1
Other	24.7	31.4
Total international countries	1,236.8	1,389.8
United States	561.3	509.9
Consolidated	$1,798.1	$1,899.7
______________________________

(a)	Revenues are attributed to countries based on location of customer.

(b)	Canpotex is the export association of the Saskatchewan potash producers.
Net sales by product type are as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Sales by product type:
Phosphate Crop Nutrients	$547.2	$524.6
Potash Crop Nutrients	471.0	572.1
Crop Nutrient Blends	287.3	293.4
Specialty Products(a)	315.9	319.5
Phosphate Rock	6.5	7.0
Other(b)	170.2	183.1
	$1,798.1	$1,899.7
____________________________________________

(a)	Includes sales of MicroEssentials®, K-Mag, Aspire and animal feed ingredients.

(b)	Includes sales of industrial potash, nitrogen and other products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the material under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K of The Mosaic Company filed with the Securities and Exchange Commission for the year ended December 31, 2019 (the “10-K Report”) and the material under Item 1 of Part I of this report.
Throughout the discussion below, we measure units of production, sales and raw materials in metric tonnes, which are the equivalent of 2,205 pounds, unless we specifically state we mean long ton(s), which are the equivalent of 2,240 pounds. In the following tables, there are certain percentages that are not considered to be meaningful and are represented by "NM."
Results of Operations
The following table shows the results of operations for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended
	March 31, 2020		2020-2019
(in millions, except per share data)	2020	2019	Change	Percent
Net sales	$1,798.1	$1,899.7	$(101.6)	(5)%
Cost of goods sold	1,756.7	1,590.2	166.5	10%
Gross margin	41.4	309.5	(268.1)	(87)%
Gross margin percentage	2%	16%
Selling, general and administrative expenses	67.9	93.5	(25.6)	(27)%
Other operating expense	39.7	13.9	25.8	186%
Operating (loss) earnings	(66.2)	202.1	(268.3)	NM
Interest expense, net	(41.1)	(47.0)	5.9	(13)%
Foreign currency transaction (loss) gain	(214.2)	22.6	(236.8)	NM
Other income (expense)	4.5	(1.1)	5.6	NM
(Loss) earnings from consolidated companies before income taxes	(317.0)	176.6	(493.6)	NM
(Benefit from) provision for income taxes	(133.0)	46.6	(179.6)	NM
(Loss) earnings from consolidated companies	(184.0)	130.0	(314.0)	NM
Equity in net (loss) of nonconsolidated companies	(20.0)	(0.1)	(19.9)	NM
Net (loss) earnings including noncontrolling interests	(204.0)	129.9	(333.9)	NM
Less: Net (loss) attributable to noncontrolling interests	(1.0)	(0.9)	(0.1)	11%
Net (loss) earnings attributable to Mosaic	$(203.0)	$130.8	$(333.8)	NM
Diluted net (loss) earnings per share attributable to Mosaic	$(0.54)	$0.34	$(0.88)	NM
Diluted weighted average number of shares outstanding	378.8	387.4
Overview of Consolidated Results for the three months ended March 31, 2020 and 2019
For the three months ended March 31, 2020, Mosaic had a net loss of $203.0 million, or $(0.54) per diluted share, compared to net earnings of $130.8 million, or $0.34 per diluted share, for the prior year period. The current period net loss was impacted by $312 million, or $(0.48) per diluted share, related to the following notable items:

•	Foreign currency transaction loss of $214 million, or $(0.38) per diluted share

•	Unrealized loss on derivatives of $51 million, or $(0.09) per diluted share

•	Depreciation expense of $22 million, or $(0.03) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3

•	Other operating expenses of $16 million, or $(0.04) per diluted share, related to maintaining closed and indefinitely idled facilities

•	Other operating expenses of $9 million, or $(0.02) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business (as defined below)

•	Idle plant costs of $5 million, or $(0.01) per diluted share, related to the government-mandated shutdown on March 16, 2020, of our Miski Mayo phosphate rock mine in Peru due to the COVID-19 outbreak

•	Discrete income tax benefit of $28 million, or $0.08 per diluted share

•	Other non-operating income of $5 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities
During the three months ended March 31, 2019, our results included:
•Foreign currency transaction gains of $23 million, or $0.05 per diluted share
•Unrealized gains on derivatives of $25 million, or $0.05 per diluted share

•
Other operating income of $11 million, or $0.03 per diluted share, related to the fair value adjustment for the estimated earn-out obligation to Vale, partially offset by other operating expenses of $8 million, or $(0.02) per diluted share, related to our acquisition (the “Acquisition”) of Vale Fertilizantes S.A. (now known as Mosaic Fertilizantes P&K S.A. or the “Acquired Business”)

•Expenses of $9 million, or $(0.02) per diluted share related to the Gypstack at our Uncle Sam facility in Louisiana
Significant factors affecting our results of operations and financial condition are listed below. Certain of these factors are discussed in more detail in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the items noted above, our operating results during the three months ended March 31, 2020, were unfavorably impacted in our Potash segment by lower average selling prices compared to the prior year period. Selling prices began declining in the first half of 2019 due to adverse weather conditions in North America and have continued to decline in the current year due to a full product pipeline and a delay in the settlement of the supply agreement with China. Potash sales volumes increased in North America in the current year period due to a strong winter fill program compared to the same period in the prior year. The prior year period suffered from the adverse weather conditions mentioned above, which resulted in a late spring season compared to the 2018 period and full product pipelines. Export sales volumes declined in the current year from the same period in the prior year, due to the delay in the China contract settlement and adequate inventory in key markets.
Operating results were unfavorably impacted in our Phosphates segment, primarily due to a significant decrease in average selling prices compared to the same period in the prior year. Phosphate selling prices declined in the first quarter of 2020 compared to the same period in the prior year due to continued softness in market conditions early in the quarter and full product pipelines. Selling prices declined throughout 2019 due to reduced demand as a result of the adverse weather conditions in North America, which significantly delayed fertilizer application and increased supply due to new capacity coming online. In the first quarter of 2020, selling prices have risen from the low levels seen at the end of 2019, but they are still below the same period of the prior year. Operating results in the current year period were favorably impacted by increased sales volumes in North America, which experienced a late fall application season driving sales early in the first quarter of 2020. Sales volumes have also been positively impacted by few shipments into North America in the current year quarter compared to the same period in the prior year due to competitors' production declines. In addition, raw material costs, primarily sulfur, were favorable in the first quarter of 2020, compared to the same period in the prior year.
For the three months ended March 31, 2020, operating results were favorably impacted by our Mosaic Fertilizantes segment. Sales volumes increased compared to the same period in the prior year, due to better farmer economics and a delayed application season in the fourth quarter of 2019. Operating results were also favorably impacted by lower raw material costs in the current year compared to the prior year period. Operating results were unfavorably impacted by lower average selling prices in the current year compared to the prior year period, driven by international pricing trends and the mix of products sold.
Other Highlights

•
We have experienced limited adverse financial and operational COVID-19 related impacts to our operating facilities, employees, supply chain and logistics in the first quarter of 2020 as agriculture, including fertilizer production, has been deemed an "essential business" because of the role it plays in the production of food. The Company implemented measures that are intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules in order to minimize the number of employees at one location. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or shelter in place” orders. In accordance with such orders, operations at our Miski Mayo mine in Peru were closed on March 16, 2020. We expect Miski Mayo to resume operations in mid-May. Our Patrocino operations in Brazil were also closed for ten days, restarting operations on April 7, 2020. These closures have resulted in minimal disruptions to our operations. There has also been a sudden and severe drop in oil demand which could lead to a significant decline in production, and may impact the availability and price of sulfur in the second half of 2020. Sulfur is a key raw material input used in the production of our phosphate products.

•
The Company is exercising balance sheet discipline through the current period of economic uncertainty by taking actions that increased cash on hand to over $1 billion. We are also diligently managing working capital requirements and capital expenditures, which are approximately $50 million lower than the same period in the prior year.

•
We continue to execute well and drive toward our 2021 operational targets. Mosaic Fertilizantes is on track to achieve the $50 million in transformational savings targeted for 2020. The Esterhazy K3 mine development project continues to progress, with the third automated miner placed into service in the first quarter of 2020.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended
	March 31, 2020		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent
Net sales:
North America	$381.7	$398.2	$(16.5)	(4)%
International	237.7	407.8	(170.1)	(42)%
Total	619.4	806.0	(186.6)	(23)%
Cost of goods sold	702.3	751.2	(48.9)	(7)%
Gross margin	$(82.9)	$54.8	$(137.7)	NM
Gross margin as a percentage of net sales	(13)%	7%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,332	1,141	191	17%
Specialty(b)	587	649	(62)	(10)%
Total finished product tonnes	1,919	1,790	129	7%
Rock	169	192	(23)	(12)%
Total Phosphates Segment Tonnes(a)	2,088	1,982	106	5%
Realized prices ($/tonne)
Average finished product selling price (destination)(a)	$317	$442	$(125)	(28)%
DAP selling price (fob plant)(a)	$274	$373	$(99)	(27)%
Average rock selling price (destination)(a)	$69	$74	$(5)	(7)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$309	$352	$(43)	(12)%
Sulfur (long ton)	$78	$153	$(75)	(49)%
Blended rock (metric tonne)	$62	$61	$1	2%
Production volume (in thousands of metric tonnes) - North America	1,861	1,992	(131)	(7)%

______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended March 31, 2020 and March 31, 2019
The Phosphates segment’s net sales were $619.4 million for the three months ended March 31, 2020, compared to $806.0 million for the three months ended March 31, 2019. The decrease in net sales was primarily due to lower selling prices in the current year period, which impacted net sales by approximately $220 million, partially offset by higher sales volumes in the current year period, which favorably impacted net sales by approximately $35 million.
Our average finished product selling price was $317 per tonne for the three months ended March 31, 2020, a decrease of 28% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products increased by 7% for the three months ended March 31, 2020, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment decreased to $(82.9) million for the three months ended March 31, 2020, from $54.8 million for the three months ended March 31, 2019. The decrease in gross margin in the current year period was primarily due to the impact of lower finished product prices of approximately $220 million, which was partially offset by lower raw material costs of approximately $70 million, as further discussed below. In addition, gross margin was unfavorably impacted by higher conversion cost of approximately $15 million, primarily due to operations at our Bartow facility being curtailed for a portion of the quarter. Gross margin in the current year period was favorably impacted by approximately $20 million, due to higher sales volumes compared to the prior year, and lower idle plant costs of approximately $10 million in the current year period.
The average consumed price for ammonia for our North American operations decreased to $309 per tonne for the three months ended March 31, 2020, from $352 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations decreased to $78 per long ton for the three months ended March 31, 2020, from $153 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock increased to $62 per tonne for the three months ended March 31, 2020, compared to $61 per tonne for the three months ended March 31, 2019. For the three months ended March 31, 2020, our North American phosphate rock production increased to 3.4 million tonnes from 2.8 million tonnes for the same period of the prior year. Production in the prior year was impacted by operational challenges caused by moving into new mining areas.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased slightly to 1.9 million tonnes for the three months ended March 31, 2020, from 2.0 million tonnes in the prior year period. Our operating rate for processed phosphate production decreased to 75% for the three months ended March 31, 2020, from 82% for the same period in 2019, as we curtailed production due to slow market conditions early in the quarter.

Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended
	March 31, 2020		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent
Net sales:
North America	$282.5	$235.2	$47.3	20%
International	159.1	268.3	(109.2)	(41)%
Total	441.6	503.5	(61.9)	(12)%
Cost of goods sold	332.5	318.1	14.4	5%
Gross margin	$109.1	$185.4	$(76.3)	(41)%
Gross margin as a percentage of net sales	25%	37%
Sales volume(a) (in thousands of metric tonnes)
MOP	1,709	1,729	(20)	(1)%
Specialty(b)	190	132	58	44%
Total Potash Segment Tonnes	1,899	1,861	38	2%
Realized prices ($/tonne)
Average finished product selling price (destination)	$233	$271	$(38)	(14)%
MOP selling price (fob mine)	$200	$243	$(43)	(18)%
Production volume (in thousands of metric tonnes)	2,068	2,254	(186)	(8)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended March 31, 2020 and March 31, 2019
The Potash segment’s net sales decreased to $441.6 million for the three months ended March 31, 2020, compared to $503.5 million in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $90 million, partially offset by higher sales volumes, which had a favorable impact on net sales of approximately $25 million.
Our average finished product selling price was $233 per tonne for the three months ended March 31, 2020, compared to $271 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products increased slightly to 1.90 million tonnes for the three months ended March 31, 2020, compared to 1.86 million tonnes in the same period a year ago, due to an increase in the sales of specialty products in the current year period.
Gross margin for the Potash segment decreased to $109.1 million for the three months ended March 31, 2020, from $185.4 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to approximately $90 million of lower selling prices, partially offset by a favorable sales volume impact of approximately $20 million. In addition, gross margin was negatively impacted by approximately $25 million of higher fixed cost absorption, plant spending and foreign currency impacts in the current year. This was partially offset by approximately $15 million related to favorable Canadian resource taxes and royalties in the current year period compared to the prior year.
We had expense of $31.7 million from Canadian resource taxes for the three months ended March 31, 2020, compared to $46.9 million in the same period a year ago. Canadian royalty expense decreased to $8.2 million for the three months ended March 31, 2020, compared to $11.2 million for the three months ended March 31, 2019. The fluctuations in Canadian resource taxes are a result of a decrease in average selling prices and margins, due to the factors discussed in the Overview. The decrease in royalties is due to the reduction in sales revenue and lower production, as a described below.
We incurred $32.7 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended March 31, 2020, compared to $36.3 million for the three months ended March 31, 2019. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shaft at our Esterhazy mine. Once completed, this will provide us the opportunity to eliminate future brine inflow management costs by closing our K1 and K2 shafts in the future.
Our operating rate for potash production was 85% for the current year period, compared to 86% in the prior year period.
Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended
	March 31, 2020		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent
Net Sales	$731.1	$698.0	$33.1	5%
Cost of goods sold	664.6	645.6	19.0	3%
Gross margin	$66.5	$52.4	$14.1	27%
Gross margin as a percent of net sales	9%	8%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	699	412	287	70%
Potash produced in Brazil	75	72	3	4%
Purchased nutrients for distribution	1,303	1,044	259	25%
Total Mosaic Fertilizantes Segment Tonnes	2,077	1,528	549	36%
Realized prices ($/tonne)
Average finished product selling price (destination)	$352	$457	$(105)	(23)%
Brazil MAP price (delivered price to third party)	$330	$483	$(153)	(32)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	154	162	(8)	(5)%
MicroEssentials® from Mosaic	117	202	(85)	(42)%
Potash from Mosaic/Canpotex	293	452	(159)	(35)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$352	$410	$(58)	(14)%
Sulfur (long ton)	$117	$213	$(96)	(45)%
Blended rock (metric tonne)	$75	$102	$(27)	(26)%
Production volume (in thousands of metric tonnes)	954	889	65	7%
______________________________
Three months ended March 31, 2020 and March 31, 2019
The Mosaic Fertilizantes segment’s net sales increased to $731.1 million for the three months ended March 31, 2020, from $698.0 million in the same period a year ago. The increase in net sales was due to higher sales volumes, which favorably impacted net sales by approximately $200 million, partially offset by lower selling prices in the current year period, which unfavorably impacted net sales by approximately $170 million.
Our average finished product selling price was $352 per tonne for the three months ended March 31, 2020, compared to $457 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased to 2.1 million tonnes for the three months ended March 31, 2020, compared to 1.5 million tonnes in the same period a year ago, as a result of the factors described in the Overview.
Gross margin for the Mosaic Fertilizantes segment increased to $66.5 million for the three months ended March 31, 2020, from $52.4 million in the same period of the prior year. Gross margin increased approximately $15 million in the current year period primarily due to a favorable impact from increased sales volumes of approximately $20 million, the favorable impact of lower raw materials prices of approximately $20 million and favorable foreign currency impacts of approximately $25 million compared to the prior year period. These were partially offset by the negative impact of approximately $40 million from lower sales prices and higher conversion costs, due to product mix, of approximately $10 million compared to the prior year period.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients increased 7%, to 1.0 million tonnes, for the three months ended March 31, 2020, from 0.9 million tonnes in the prior year period. In the prior year, we had unplanned down time at our Taquari potash mine and Catalao chemical plant which did not repeat in the current year. For the three months ended March 31, 2020, our operating rate increased to 77%, compared to 72% in the same period of the prior year.
For the three months ended March 31, 2019, our Brazilian phosphate rock production increased to 1.0 million tonnes from 0.8 million tonnes for the prior year period, due to higher production across the majority of our mines.  Also, in the prior year period, we had temporarily idled our Araxá and Patrocinio phosphate mines to address legislation regarding tailings dam safety, construction, environmental licenses and operations. Our mines returned to operations in the second and third quarters of 2019.
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
For the three months ended March 31, 2020, gross margin for Corporate, Eliminations and Other was a loss of $51.3 million, compared to a gain of $16.9 million for the same period in the prior year. The change was driven by a net unrealized loss of $50.8 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $24.9 million in the prior year period. Results were also impacted by a lower elimination of profit on intersegment sales in the current year period, which contributed to the change from the prior year by approximately $13.4 million. Distribution operations in India and China had revenue of $76.5 million and gross margin of $2.0 million in the current year period, compared to revenue of $93.2 million and gross margin of $9.0 million in the prior year period.
Other Income Statement Items

	Three months ended
	March 31, 2020		2020-2019
(in millions)	2020	2019	Change	Percent
Selling, general and administrative expenses	$67.9	$93.5	$(25.6)	(27)%
Other operating expense	39.7	13.9	25.8	186%
Interest expense	(50.8)	(54.9)	4.1	(7)%
Interest income	9.7	7.9	1.8	23%
Interest expense, net	(41.1)	(47.0)	5.9	(13)%
Foreign currency transaction (loss) gain	(214.2)	22.6	(236.8)	NM
Other income (expense)	4.5	(1.1)	5.6	NM
(Benefit from) provision for income taxes	(133.0)	46.6	(179.6)	NM
Equity in net (loss) of nonconsolidated companies	(20.0)	(0.1)	(19.9)	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $67.9 million for the three months ended March 31, 2020, compared to $93.5 million in the same period of the prior year. The decrease from the prior year was primarily due to the reversal of compensation expense of approximately $14 million related to lower total shareholder return-based long-term incentive awards, as the Company did not meet the performance hurdles for vesting in 2019. In 2020, we also changed our method of accounting for long-term performance awards to recognize the expense over the vesting period instead of at the date of grant. This resulted in lower expense of approximately $15 million in the current year period, compared to the same period in the prior year.
Other Operating Expense
For the three months ended March 31, 2020, we had other operating expenses of $39.7 million, compared to $13.9 million for the same period in the prior year. The three months ended March 31, 2020 include an increase of approximately $10 million related to costs for closed and indefinitely idled facilities and an increase of approximately $10 million related to reserves for legal matters, compared to the prior year period.
The prior year quarter included income of $11 million generated by the fair value adjustment for the estimated earn out obligations related to the Acquisition, partially offset by integration costs and costs incurred to capture synergies related to the Acquisition of approximately $8 million.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction loss of $214.2 million for the three months ended March 31, 2020, compared to a gain of $22.6 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the loss was primarily the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, and the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries. A portion of these foreign currency gains and losses recorded in the Condensed Consolidated Statement of (Loss) Earnings are offset in Accumulated Other Comprehensive Income (Loss) in equity.
For the three months ended March 31, 2019, the gain was primarily the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three months ended March 31, 2020, we had equity in net loss of nonconsolidated companies of $20.0 million compared to equity in net loss of nonconsolidated companies of $0.1 million for the same period in the prior year. This decrease is primarily related to the operations at MWSPC, as they are not yet operating at full capacity.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes

March 31, 2020	42.0%	$(133.0)
March 31, 2019	26.4%	$46.6

Income tax expense was a benefit of $133.0 million and the effective tax rate was 42.0% for the three months ended March 31, 2020.
For the three months ended March 31, 2020, tax expense specific to the period was a benefit of approximately $28.3 million. This consisted primarily of a tax benefit of $25.1 million recorded in 2020 that relates to the impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to prior years. The CARES Act provides various tax relief measures to taxpayers impacted by COVID-19. Tax expense specific to the period also included a benefit of $5.5 million related to release of the sequestration on AMT, which was partially offset by a share-based excess cost of $1.7 million and changes in estimates related to prior years of $0.6 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended

March 31, 2020, income tax expense was impacted by this set of rules, resulting in an additional cost of $12.6 million compared to what would have been recorded under the general rule on a consolidated basis.
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
Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $1.1 billion, short-term debt of $1.0 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $8.6 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the three months ended March 31, 2020, we invested $263.5 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of March 31, 2020, we had $1.6 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of March 31, 2020.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of March 31, 2020. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the three months ended March 31, 2020 and March 31, 2019:

(in millions)	Three months ended
	March 31, 2020		2020-2019
Cash Flow	2020	2019	Change	Percent
Net cash provided by (used in) operating activities	$189.9	$(175.5)	$365.4	NM
Net cash used in investing activities	(269.7)	(328.9)	59.2	(18)%
Net cash provided by financing activities	698.3	22.3	676.0	NM
Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities was $189.9 million, compared to net cash used by operating activities of $175.5 million for the three months ended March 31, 2019. Our results of operations, after non-cash adjustments to net earnings, used $3.7 million to cash flows from operating activities during the three months ended March 31, 2020, compared to a contribution of $345.0 million as computed on the same basis for the prior year period. During the three months ended March 31, 2020, we had a favorable working capital change of $193.6 million, compared to an unfavorable change of $520.5 million during the three months ended March 31, 2019.
The change in working capital for the three months ended March 31, 2020, was primarily driven by an increase in accounts payable and accrued expenses of $332.7 million, partially offset by an increase in other current and noncurrent assets of $107.9 million. The increase in accounts payable and accrued expenses was due to an increase in product purchases by our international locations and by the impacts of noncash U.S. dollar transaction losses included in the net loss for the quarter.  Working capital also benefited from a lack of seasonal inventory increases that are typically seen in the first quarter. The increase in other assets is primarily due to income tax receivables, as we have made payments in excess of our expected tax liabilities.
The change in working capital for the three months ended March 31, 2019, was primarily driven by an increase in inventories $304.5 million, and a decrease in accounts payable and accrued liabilities of $186.7 million. The increase in inventories was primarily due to building inventory volumes as of March 31, 2019. We had lower sales volumes in the first quarter of 2019 due to adverse weather conditions, which caused a delay in the spring season in North America and higher pipeline inventories. Accounts payable and accrued liabilities decreased due to the timing of tax payments and the payment of employee short-term incentives in the three months ended March 31, 2019. Accrued expenses also decreased due to lower customer prepayments in Brazil in the first quarter of 2019.
Investing Activities
Net cash used in investing activities was $269.7 million for the three months ended March 31, 2020, compared to $328.9 million for the same period a year ago. We had capital expenditures of $263.5 million for the three months ended March 31, 2020, compared to $313.9 million in the prior year period. The decrease was due to certain deferring capital projects until later in the year and the timing of payments.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020, was $698.3 million, compared to $22.3 million for the same period in the prior year. For the three months ended March 31, 2020, we had net proceeds from borrowings on short-term debt of $972.8 million, compared to $152.3 million in the prior year. During the current year quarter, to increase available cash on hand, we entered into short-term inventory and accounts receivable financing agreements under which we borrowed $101.5 million and $350.3 million, respectively, and had other short-term net borrowings of $121 million. In response to the economic uncertainty created by the COVID-19 outbreak, we drew $400 million on our revolving credit facility. We had net payments on structured accounts payable of $241.3 million, compared to $110.2 million in the prior year period. We also paid dividends of $18.9 million in the current year period compared to $9.6 million in the prior year period.
Debt Instruments, Guarantees and Related Covenants
See Notes 12 and18 to the Consolidated Financial Statements in our 10-K Report.

Financial Assurance Requirements
In addition to various operational and environmental regulations related to our Phosphates segment, we are subject to financial assurance requirements. In various jurisdictions in which we operate, particularly Florida and Louisiana, we are required to pass a financial strength test or provide credit support, typically in the form of surety bonds, letters of credit, certificates of deposit or trust funds. Further information regarding financial assurance requirements is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report, under "EPA RCRA Initiative," and in Note 8 to our Condensed Consolidated Financial Statements in this report.
Off-Balance Sheet Arrangements and Obligations
Information regarding off-balance sheet arrangements and obligations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 10-K Report and Note 15 to our Condensed Consolidated Financial Statements in this report.
Contingencies
Information regarding contingencies is hereby incorporated by reference to Note 16 to our Condensed Consolidated Financial Statements in this report.

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

•
the impact of the recent outbreak of the novel coronavirus COVID-19 on the global economy and our business, suppliers, customers, employee and the communities in which we operate, as further described in Part II, Item 1A of this 10-Q Report;

•
the sudden and severe drop in oil demand which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our phosphate segment operations;

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

•	customer expectations about future trends in the selling prices and availability of our products and in farmer economics;

•	disruptions to existing transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;

•	shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;

•	the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;

•	other risks associated with our international operations, including any potential and actual adverse effects related to the Miski Mayo mine;

•	adverse weather conditions affecting our operations, including the impact of potential hurricanes, excessive heat, cold, snow, rainfall or drought;

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

•	brine inflows at our Esterhazy, Saskatchewan potash mine, as well as potential inflows at our other shaft mines;

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
Material uncertainties and other factors known to us are discussed in Item 1A, "Risk Factors," of our 10-K Report for the year ended December 31, 2019 and incorporated by reference herein as if fully stated herein.
We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any of these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of fluctuations in the relative value of currencies, the impact of interest rates, fluctuations in the purchase price of natural gas, ammonia and sulfur consumed in operations, and changes in freight costs, as well as changes in the market value of our financial instruments. We periodically enter into derivatives in order to mitigate our foreign currency risks, interest rate risks and the effects of changing commodity prices, but not for speculative purposes. See Note 16 to the Consolidated Financial Statements in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Foreign Currency Exchange Contracts
Due to the global nature of our operations, we are exposed to currency exchange rate changes which may cause fluctuations in our earnings and cash flows. Our primary foreign currency exposures are the Canadian dollar and Brazilian real. To reduce economic risk and volatility on expected cash flows that are denominated in the Canadian dollar and Brazilian real, we use financial instruments that may include forward contracts, zero-cost collars and/or futures. Mosaic hedges cash flows on a declining basis, up to 18 months for the Canadian dollar and up to 12 months for the Brazilian real. We may enter into hedges of up to 36 months for expected Canadian dollar capital expenditures related to our Esterhazy K3 expansion program. Due to the Acquisition, Mosaic’s exposure to the Brazilian real has increased and, as a result, the amount of foreign derivatives that we have entered into related to the Brazilian real has increased.
As of March 31, 2020, and December 31, 2019, the fair value of our major foreign currency exchange contracts was ($67.1) million and $(7.2) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of March 31, 2020					As of December 31, 2019
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2020	2021	2022	2023		2020	2021	2022
Foreign Currency Exchange Forwards
Canadian Dollar					$(43.7)				$7.6
Notional (million US$) - short Canadian dollars	$68.1	$—	$—	$—		$72.3	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3214	—	—	—		1.3137	—	—
Notional (million US$) - long Canadian dollars	$400.8	$222.5	$113.2	$14.7		$585.2	$200.1	$90.6
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3142	1.3121	1.3255	1.3569		1.3117	1.3093	1.3245
Foreign Currency Exchange Collars
Canadian Dollar					$(0.8)				$0.2
Notional (million US$) - long Canadian dollars	$—	$—	$—	$30.4		$—	$—	$22.8
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	—	1.3432		—	—	1.3483
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	—	1.2874		—	—	1.2800

Indian Rupee					$0.1				$0.0
Notional (million US$)	$5.0	$—	$—	$—		$—	$—	$—
Weighted Average Participation Rate - Indian rupee to U.S. dollar	71.0000	—	—	—		—	—	—
Weighted Average Protection Rate - Indian rupee to U.S. dollar	73.6000	—	—	—		—	—	—

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$(24.0)				$(14.4)
Notional (million US$) - short Brazilian real	$387.0	$—	$—	$—		$464.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.6874	—	—	—		4.1616	—	—
Notional (million US$) - long Brazilian real	$267.2	$47.0	$—	$—		$366.5	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	4.1361	4.5701	—	—		4.0628	—	—
Indian Rupee					$1.3				$(0.6)
Notional (million US$) - short Indian rupee	$135.8	$—	$—	$—		$115.4	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	75.6063	—	—	—		71.9895	—	—
Total Fair Value					$(67.1)				$(7.2)
Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of March 31, 2020, and December 31, 2019, the fair value of our natural gas commodities contracts was $(0.9) million and $(4.0) million, respectively.

The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of March 31, 2020					As of December 31, 2019
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2020	2021	2022	2023	Fair Value	2020	2021	2022	2023	Fair Value
Natural Gas Swaps					$(0.9)					$(4.0)
Notional (million MMBtu) - long	15.2	18.5	4.9	—		20.6	18.5	4.9	—
Weighted Average Rate (US$/MMBtu)	$1.73	$1.93	$1.74	$—		$1.92	$1.98	$1.83	$—
Total Fair Value					$(0.9)					$(4.0)
Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of March 31, 2020, and December 31, 2019, the fair value of our interest rate contracts was $36.6 million and $11.4 million, respectively. In April 2020, the interest swap contracts were terminated which resulted in a gain in excess of $40 million. Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended March 31, 2020.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 13 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
We are also subject to the following legal and environmental proceedings in addition to those described in Note 16 of our Condensed Consolidated Financial Statements in this report:
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
On December 11, 2018, EPA and the Corps issued a proposed rule to replace the 2015 Clean Water Rule, referred to as the “Navigable Waters Protection Rule”. The agencies’ stated interpretation for the proposed rule is to provide clarity, predictability and consistency so that the regulated community can better understand where the Clean Water Act applies and where it does not. EPA and the Corps received over 600,000 public comments on the proposed rule. A final, new rule has not yet been promulgated by EPA and the Corps.
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
The rule replacement for the 2015 WOTUS, called the “Navigable Waters Protection Rule” was finalized and issued jointly by EPA and the Corps on January 23, 2020. It will go into effect 60 days after it is published in the Federal Register. [Note: As of April 13, 2020, the rule had not yet been published in the Federal Register.] The final rule provides a distinction between federal waters and waters under the sole control of the States. It also clarifies the types of connections to perennial and intermittent tributaries that make lakes and ponds jurisdictional and clarifies the factors that determine when wetlands are considered “adjacent”.
In a departure from the 2018 proposed rule, the final regulation covers wetlands physically separated by natural or artificial barriers from another jurisdictional water. In part because the rule discards the “significant nexus test” established by the Supreme Court in Rapanos v. United States, legal challenges are expected in one or more U.S. District Courts to quickly stay the rule, preventing it from taking effect while those legal challenges proceed through the judicial system to the U.S. Supreme Court.
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
The South Pasture Extension Mine Litigation. On January 8, 2020, the Hardee County Mining Coordinator issued a Notice of Violation (“NOV”) for the failure by Mosaic to proceed with reclamation of two designated Reclamation Units within the South Pasture Mine footprint. These two Reclamation Units comprise 166 acres of mined lands.  The NOV cites noncompliance with the County Land Development Regulations and with the conditions of Development of Regional Impact (“DRI”) Development Order 12-21 that was issued in 2012 to authorize continued mining at the South Pasture Mine, continued operation of the South Pasture beneficiation plant, and to authorize mining at the South Pasture Mine Extension. Through the NOV, the County requested that Mosaic submit a revised reclamation plan and schedule to demonstrate when initial reclamation activities would be completed for the two Reclamation Units identified in the NOV.
The delay in meeting the required reclamation schedule at the two Reclamation Units is tied to the idling and eventual shutdown of the Plant City Fertilizer Plant and the idling of the South Pasture Mine beneficiation plant. The Plant City facility was first idled in late 2017 and in June 2019, Mosaic announced that the Plant City facility would be closed permanently.
Given the dependent relationship between the Plant City fertilizer plant and the South Pasture beneficiation plant, and facing adverse market conditions, Mosaic idled the South Pasture beneficiation plant in September 2018. Idling of the South Pasture Mine beneficiation plant in September 2018 resulted in no tailings sand being produced by the processing of phosphate matrix.  As a result, there was no tailings sand available for use in sand backfilling reclamation at the South Pasture Mine, and specifically, the two Reclamation Units identified in the County’s January 8th NOV.
On March 10, 2020, Mosaic filed an “Application for Waiver and Reclamation Schedule Extension” to secure Board of County Commissioners (“BOCC”) approval of extended reclamation deadlines for the South Pasture Mine.  The Application was supported by authority set forth in the County’s Land Development Regulations and Development Order 12-21.  To obtain waiver relief from the BOCC, a quasi-judicial hearing will be required.
On March 23, 2020, the County Staff sent to Mosaic a Request for Additional Information (“RAI”) regarding the Application for Waiver.  Since issuance of the RAI, there have been multiple conferences between Mosaic and Hardee County personnel to refine the scope of waiver relief warranted, identify a feasible reclamation compliance schedule for the South Pasture Mine, and to debate the issue of civil penalties for the reclamation noncompliance identified in the NOV.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K Report”). In addition to these risk factors, we include the following updated related to COVID-19:

The COVID-19 pandemic may materially adversely affect our business operations and financial condition
The recent outbreak of the novel coronavirus COVID-19 has spread across the globe and has been declared a pandemic by the World Health Organization. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or shelter in place” orders which generally direct individuals to remain at their places of residence. The outbreak of the COVID-19 pandemic could significantly disrupt our operations, key suppliers or third-party logistics providers due to the spread of the virus, shelter in place orders, quarantines or other measures implemented to prevent the spread of the virus. In some instances, the pandemic has impacted our business. As part of a government mandates, our Patrocino operations in Brazil and Miski Mayo operations in Peru were temporarily suspended at the onset of the pandemic. Patrocino has since restarted operations on April 7,2020. We expect Miski Mayo to resume operations in mid-May.
At this time, the Company has only experienced limited adverse financial and operational COVID-19 related conditions as fertilizer has been deemed an essential business because of the role it plays in the production of food. In the back half of 2020 there is a risk to global shipment volumes if the negative impact of COVID-19 on biofuel and related crop prices continues. Farmers are receiving substantial governmental support globally, which could mitigate the potential negative impact on fertilizer demand. We continue to see COVID-19 related risks to logistics, and isolated demand pockets impacted in part by the significant decline in oil prices.
The Company implemented measures that are intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules in order to minimize the number of employees at one location which has resulted in minimal impact to our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
The occurrence of any of these noted events and potentially others, could have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our operations and financial results will depend on future developments that are highly uncertain, including new information concerning the severity of the virus and the actions taken to contain its impact.

Reduced oil refinery operating rates in the United States could have a material adverse impact on our business, financial condition or operating results
Worldwide demand for oil is collapsing amid the COVID-19 pandemic and global economic slowdown. As a result of the low demand and excess supply, oil producers are also finding it increasingly difficult to store all the oil being pumped.  Reduced oil refinery operating rates in the U.S. could result in decreased availability of molten sulfur, which could increase costs of sulfur procurement or decrease availability of sulfur needed in our phosphate production operations. While we have not yet become subject to such results in the sulfur procurement markets, procurement of sulfur at higher costs, if we are unable to pass those costs on in our product prices, or the reduction in the availability of sulfur for our use, could have a material adverse effect on our business, financial condition or operating results.
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
On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. No repurchases were made in the three months ended March 31, 2020.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

ITEM 6. EXHIBITS
The following Exhibits are being filed herewith.

Exhibit Index
Exhibit No	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

3.i	Amended and Restated Bylaws of Mosaic, effective March 5, 2020	Exhibit 3.1 to Mosaic's Current Report on Form 8-K dated March 5, 2020 and filed on March 6, 2020(2)

10.iii.a.	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan, approved March 4, 2020		X

10.iii.b.	Form of TSR Stock Settled Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 4, 2020		X

10.iii.c.	Form of TSR Cash Settled Performance Unit Award Agreement under the 2014 Incentive Plan, approved March 4, 2020		X

10.iii.d.	Form of Senior Management Severance and Change in Control Agreement, effective April 1, 2020		X

31.1	Certification Required by Rule 13a-14(a).		X

31.2	Certification Required by Rule 13a-14(a).		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.		X

95	Mine Safety Disclosures		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MOSAIC COMPANY

by:	/S/ CLINT C. FREELAND
Clint C. Freeland
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal accounting officer)

May 5, 2020