Form 10-Q
period 2020-06-30
MOSAIC CO
filed 2020-08-04
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 379,090,013 shares of Common Stock as of August 1, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$2,044.7	$2,176.9	$3,842.8	$4,076.6
Cost of goods sold	1,787.7	1,949.7	3,544.4	3,539.9
Gross margin	257.0	227.2	298.4	536.7
Selling, general and administrative expenses	95.1	78.1	163.0	171.6
Impairment, restructuring and other expenses	—	369.4	—	369.4
Other operating expense	76.1	21.6	115.8	35.5
Operating earnings (loss)	85.8	(241.9)	19.6	(39.8)
Interest expense, net	(49.3)	(46.0)	(90.4)	(93.0)
Foreign currency transaction gain (loss)	34.1	20.8	(180.1)	43.4
Other income (expense)	2.4	(3.7)	6.9	(4.8)
Earnings (loss) from consolidated companies before income taxes	73.0	(270.8)	(244.0)	(94.2)
Benefit from income taxes	(2.7)	(51.7)	(135.7)	(5.1)
Earnings (loss) from consolidated companies	75.7	(219.1)	(108.3)	(89.1)
Equity in net loss of nonconsolidated companies	(29.8)	(11.2)	(49.8)	(11.3)
Net earnings (loss) including noncontrolling interests	45.9	(230.3)	(158.1)	(100.4)
Less: Net (loss) earnings attributable to noncontrolling interests	(1.5)	2.8	(2.5)	1.9
Net earnings (loss) attributable to Mosaic	$47.4	$(233.1)	$(155.6)	$(102.3)
Basic net earnings (loss) per share attributable to Mosaic	$0.13	$(0.60)	$(0.41)	$(0.27)
Basic weighted average number of shares outstanding	379.1	385.8	378.9	385.7
Diluted net earnings (loss) per share attributable to Mosaic	$0.12	$(0.60)	$(0.41)	$(0.27)
Diluted weighted average number of shares outstanding	381.3	385.8	378.9	385.7
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net earnings (loss) including noncontrolling interest	$45.9	$(230.3)	$(158.1)	$(100.4)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	55.3	107.2	(548.1)	159.0
Net actuarial gain (loss) and prior service cost	6.0	(1.3)	7.8	(2.3)
Realized gain on interest rate swap	0.3	0.5	0.8	1.1
Net gain on marketable securities held in trust fund	7.9	11.7	15.9	21.7
Other comprehensive income (loss)	69.5	118.1	(523.6)	179.5
Comprehensive income (loss)	115.4	(112.2)	(681.7)	79.1
Less: Comprehensive gain (loss) attributable to noncontrolling interest	(2.8)	3.2	(11.1)	2.2
Comprehensive income (loss) attributable to Mosaic	$118.2	$(115.4)	$(670.6)	$76.9

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,073.3	$519.1
Receivables, net	689.6	803.9
Inventories	1,954.0	2,076.4
Other current assets	338.7	318.8
Total current assets	4,055.6	3,718.2
Property, plant and equipment, net of accumulated depreciation of $7,544.1 and $7,292.0, respectively	11,153.3	11,690.0
Investments in nonconsolidated companies	713.8	763.6
Goodwill	1,107.6	1,156.9
Deferred income taxes	664.5	515.4
Other assets	1,325.8	1,454.4
Total assets	$19,020.6	$19,298.5
Liabilities and Equity
Current liabilities:
Short-term debt	$610.0	$41.6
Current maturities of long-term debt	59.2	47.2
Structured accounts payable arrangements	410.3	740.6
Accounts payable	811.9	680.4
Accrued liabilities	1,221.5	1,081.9
Total current liabilities	3,112.9	2,591.7
Long-term debt, less current maturities	4,527.9	4,525.5
Deferred income taxes	1,054.7	1,040.7
Other noncurrent liabilities	1,661.4	1,773.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,972,510 shares issued and 379,090,013 shares outstanding as of June 30, 2020, 389,646,939 shares issued and 378,764,442 shares outstanding as of December 31, 2019	3.8	3.8
Capital in excess of par value	855.4	858.4
Retained earnings	9,747.0	9,921.5
Accumulated other comprehensive loss	(2,113.2)	(1,598.2)
Total Mosaic stockholders' equity	8,493.0	9,185.5
Noncontrolling interests	170.7	182.1
Total equity	8,663.7	9,367.6
Total liabilities and equity	$19,020.6	$19,298.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$(158.1)	$(100.4)
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	433.2	438.8
Deferred and other income taxes	(123.8)	(29.6)
Equity in net loss of nonconsolidated companies, net of dividends	49.8	14.8
Accretion expense for asset retirement obligations	34.0	28.7
Accretion expense for leases	13.6	—
Share-based compensation expense	(1.9)	22.1
Unrealized loss (gain) on derivatives	47.2	(45.3)
Foreign currency adjustments	207.3	25.2
Net proceeds from settlement of interest rate swaps	34.7	—
Impairment, restructuring and other expenses	—	369.4
Other	10.0	6.2
Changes in assets and liabilities:
Receivables, net	42.8	167.9
Inventories	(70.6)	(413.6)
Other current and noncurrent assets	55.0	(66.7)
Accounts payable and accrued liabilities	391.0	(57.4)
Other noncurrent liabilities	39.4	(28.3)
Net cash provided by operating activities	1,003.6	331.8
Cash Flows from Investing Activities:
Capital expenditures	(520.7)	(608.8)
Purchases of available-for-sale securities - restricted	(348.5)	(234.2)
Proceeds from sale of available-for-sale securities - restricted	341.0	221.8
Purchase of assets	—	(55.1)
Purchases of held-to-maturity securities	(0.7)	(13.0)
Proceeds from sale of held-to-maturity securities	0.8	2.3
Other	0.5	(0.6)
Net cash used in investing activities	(527.6)	(687.6)
Cash Flows from Financing Activities:
Payments of short-term debt	(821.5)	(322.7)
Proceeds from issuance of short-term debt	1,395.0	404.5
Payments of structured accounts payable arrangements	(701.6)	(598.1)
Proceeds from structured accounts payable arrangements	365.3	445.4
Payments of long-term debt	(31.4)	(21.4)
Cash dividends paid	(37.9)	(28.9)
Other	(0.3)	(0.3)
Net cash provided by (used in) financing activities	167.6	(121.5)
Effect of exchange rate changes on cash	(84.3)	24.3
Net change in cash, cash equivalents and restricted cash	559.3	(453.0)
Cash, cash equivalents and restricted cash - December 31	532.3	871.0
Cash, cash equivalents and restricted cash - June 30	$1,091.6	$418.0
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six months ended
	June 30, 2020	June 30, 2019

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,073.3	$401.9
Restricted cash in other current assets	8.5	9.0
Restricted cash in other assets	9.8	7.1
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$1,091.6	$418.0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $15.1 and $13.3 for the six months ended June 30, 2020 and 2019, respectively)	$103.3	$102.6
Income taxes (net of refunds)	(21.7)	103.4

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2019	385.8	$3.8	$996.2	$11,196.8	$(1,595.6)	$206.3	$10,807.5
Total comprehensive income (loss)	—	—	—	(233.1)	117.7	3.2	(112.2)
Vesting of restricted stock units	0.1	—	(0.1)	—	—	—	(0.1)
Stock based compensation	—	—	6.8	—	—	—	6.8
Dividends ($0.05 per share)	—	—	—	(19.5)	—	—	(19.5)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2019	385.9	$3.8	$1,002.9	$10,944.2	$(1,477.9)	$209.3	$10,682.3

Balance as of December 31, 2018	385.5	$3.8	$985.9	$11,064.7	$(1,657.1)	$207.4	$10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—	—	(102.3)	179.2	2.2	79.1
Vesting of restricted stock units	0.4	—	(5.1)	—	—	—	(5.1)
Stock based compensation	—	—	22.1	—	—	—	22.1
Dividends ($0.05 per share)	—	—	—	(18.8)	—	—	(18.8)
Dividends for noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2019	385.9	$3.8	$1,002.9	$10,944.2	$(1,477.9)	$209.3	$10,682.3

Balance as of March 31, 2020	379.0	$3.8	$847.7	$9,718.7	$(2,184.0)	$173.7	$8,559.9
Total comprehensive income (loss)	—	—	—	47.4	70.8	(2.8)	115.4
Vesting of restricted stock units	0.1	—	(0.3)	—	—	—	(0.3)
Stock based compensation	—	—	8.0	—	—	—	8.0
Dividends ($0.05 per share)	—	—	—	(19.1)	—	—	(19.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2020	379.1	$3.8	$855.4	$9,747.0	$(2,113.2)	$170.7	$8,663.7

Balance as of December 31, 2019	378.8	3.8	858.4	9,921.5	(1,598.2)	182.1	9,367.6
Total comprehensive income (loss)	—	—	—	(155.6)	(515.0)	(11.1)	(681.7)
Vesting of restricted stock units	0.3	—	(2.7)	—	—	—	(2.7)
Stock based compensation	—	—	(0.3)	—	—	—	(0.3)
Dividends ($0.05 per share)	—	—	—	(18.9)	—	—	(18.9)
Dividends for noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balance as of June 30, 2020	379.1	$3.8	$855.4	$9,747.0	$(2,113.2)	$170.7	$8,663.7

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
We are organized into the following business segments:
•Our Phosphates business segment owns and operates mines and production facilities in Florida which produce concentrated phosphate crop nutrients and phosphate-based animal feed ingredients, and processing plants in Louisiana which produce concentrated phosphate crop nutrients. As part of the Acquisition, we acquired an additional 40% economic interest in the Miski Mayo Phosphate Mine in Peru, which increased our aggregate interest to 75%. These results are consolidated in the Phosphates segment. The Phosphates segment also includes our 25% interest in the Ma'aden Wa'ad Al Shamal Phosphate Company (the “MWSPC”), a joint venture to develop, own and operate integrated phosphate production facilities in the Kingdom of Saudi Arabia. We market approximately 25% of the MWSPC phosphate production. We recognize our equity in the net earnings or losses relating to MWSPC on a one-quarter lag in our Condensed Consolidated Statements of Earnings (Loss).
•Our Potash business segment owns and operates potash mines and production facilities in Canada and the U.S. which produce potash-based crop nutrients, animal feed ingredients and industrial products. Potash sales include domestic and international sales. We are a member of Canpotex, Limited (“Canpotex”), an export association of Canadian potash producers through which we sell our Canadian potash outside the U.S. and Canada.
•Our Mosaic Fertilizantes business segment includes the assets in Brazil that we acquired in the Acquisition, which consist of five phosphate rock mines, four phosphate chemical plants and a potash mine. The segment also includes our legacy distribution business in South America, which consists of sales offices, crop nutrient blending and bagging facilities, port terminals and warehouses in Brazil and Paraguay. We also have a majority interest in Fospar S.A., which owns and operates a single superphosphate granulation plant and a deep-water crop nutrition port and throughput warehouse terminal facility in Brazil.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	June 30, 2020	December 31, 2019
Other current assets
Income and other taxes receivable	$157.6	$179.5
Prepaid expenses	141.3	110.7
Other	39.8	28.6
	$338.7	$318.8

Other assets
Restricted cash	$9.8	$5.4
MRO inventory	130.0	126.8
Marketable securities held in trust	725.1	691.7
Operating lease right-of-use assets	192.2	192.1
Indemnification asset	21.3	40.6
Long-term receivable	52.7	81.6
Other	194.7	316.2
	$1,325.8	$1,454.4

Accrued liabilities
Accrued dividends	$0.7	$20.0
Payroll and employee benefits	146.7	173.8
Asset retirement obligations	155.9	154.4
Customer prepayments (a)	456.2	266.9
Accrued income tax	6.6	33.9
Operating lease obligation	67.3	67.1
Other	388.1	365.8
	$1,221.5	$1,081.9

Other noncurrent liabilities
Asset retirement obligations	$1,140.5	$1,160.8
Operating lease obligation	126.6	127.0
Accrued pension and postretirement benefits	138.3	173.6
Unrecognized tax benefits	42.1	42.1
Other	213.9	269.5
	$1,661.4	$1,773.0
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to Mosaic	$47.4	$(233.1)	$(155.6)	$(102.3)
Basic weighted average number of shares outstanding	379.1	385.8	378.9	385.7
Dilutive impact of share-based awards	2.2	—	—	—
Diluted weighted average number of shares outstanding	381.3	385.8	378.9	385.7
Basic net earnings (loss) per share attributable to Mosaic	$0.13	$(0.60)	$(0.41)	$(0.27)
Diluted net earnings (loss) per share attributable to Mosaic	$0.12	$(0.60)	$(0.41)	$(0.27)
A total of 3.4 million and 3.0 million shares of common stock subject to issuance related to share-based awards for the three and six months ended June 30, 2020 and 2.9 million and 2.4 million for the three and six months ended June 30, 2019, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$71.2	$68.3
Work in process	585.3	618.4
Finished goods	1,157.2	1,219.3
Final price deferred(a)	29.5	47.9
Operating materials and supplies	110.8	122.5
	$1,954.0	$2,076.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7. Goodwill
Mosaic had goodwill of $1.1 billion as of June 30, 2020 and $1.2 billion as of December 31, 2019. We review goodwill for impairment annually in October or at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2019	$1,039.8	$105.0	$12.1	$1,156.9
Foreign currency translation	(40.7)	(8.6)	—	(49.3)
Balance as of June 30, 2020	$999.1	$96.4	$12.1	$1,107.6

Due to a significant decline in the market price of our stock, we performed a review of goodwill as of June 30, 2020. We determined that our Potash reporting unit had an estimated fair value that was not significantly in excess of its carrying value, at 1.6%, and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our Mosaic Fertilizantes reporting unit has substantial fair value in excess of its carrying value. Foreign currency rates can impact the carrying value of our Potash and Mosaic Fertilizantes reporting units. We continue to monitor the rates of these reporting units as they could put them at risk of future impairment.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
There were no other-than-temporary impairment write-downs on available-for-sale securities during the six months ended June 30, 2020.
The estimated fair value of the investments in the RCRA Trusts as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$5.5	$—	$—	$5.5
Level 2
Corporate debt securities	194.8	12.6	(0.2)	207.2
Municipal bonds	194.2	6.9	(0.7)	200.4
U.S. government bonds	287.3	12.3	—	299.6
Total	$681.8	$31.8	$(0.9)	$712.7

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.4	$—	$—	$3.4
Level 2
Corporate debt securities	194.2	5.8	(0.1)	199.9
Municipal bonds	188.3	4.4	(0.4)	192.3
U.S. government bonds	280.6	3.2	(2.5)	281.3
Total	$666.5	$13.4	$(3.0)	$676.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$8.3	$(0.2)	$17.9	$—
Municipal bonds	27.6	(0.5)	11.7	(0.1)
U.S. government bonds	—	—	195.4	(2.5)
	35.9	(0.7)	225.0	(2.6)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$—	$—	$20.7	$(0.1)
Municipal bonds	—	—	14.7	(0.3)
U.S. government bonds	5.2	(0.2)	—	—
	5.2	(0.2)	35.4	(0.4)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of June 30, 2020. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

June 30, 2020
Due in one year or less	$26.9
Due after one year through five years	239.7
Due after five years through ten years	401.9
Due after ten years	38.7
Total debt securities	$707.2
For the three and six months ended June 30, 2020, realized gains were $5.7 million and $9.4 million, respectively, and realized losses were $0.7 million and $0.9 million, respectively. For the three and six months ended June 30, 2019, realized gains were immaterial and $3.1 million and realized losses were $0.4 million and $1.2 million, respectively.

9. Financing Arrangements
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of June 30, 2020 and December 31, 2019, the total structured accounts payable arrangements were $410.3 million and $740.6 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Inventory Financing Arrangement
On January 7, 2020, we entered into an inventory financing arrangement with a bank to sell up to $400 million of certain commodities inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of June 30, 2020, $250.0 million of inventory was financed under this arrangement, which is included in short-term debt on the Condensed Consolidated Balance Sheet. The inventory remains on our Condensed Consolidated Balance Sheet as it serves as collateral for the debt. Interest accrues on the debt through the repurchase date, and is included in accrued liabilities. The weighted average interest rate of the repurchase obligation as of June 30, 2020 was 1.91%.
Receivable Purchasing Arrangement
On March 4, 2020, we entered into a Receivable Purchasing Agreement ("RPA"), with a bank whereby, from time-to-time, we sell certain receivables. The net face value of the purchased receivables may not exceed $150 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. We record the purchase price as short-term debt, and recognize interest expense by accreting the liability through the due date of the underlying receivables. As of June 30, 2020, we had non-recourse short-term debt of $99.9 million related to the RPA. Following the sale to the bank, we continue to service the collection of the receivables on behalf of the bank without further consideration. The weighted average interest rate of the RPA related debt as of June 30, 2020 was 1.27%.
Mosaic Credit Facility
Subsequent to quarter end, we entered into a First Amendment to Second Amended and Restated Credit Agreement,
Extension Agreement, and Increase Agreement (the “First Amendment”) to our unsecured revolving credit facility, dated as of November 18, 2016 (the “Mosaic Credit Facility”). The First Amendment extends the maturity date of the Mosaic Credit Facility by one year, to November 18, 2022, and increases the revolving credit facility from $2.0 billion to $2.2 billion. The First Amendment also makes certain adjustments to the interest rate margins and pricing grid in a manner congruent with the investment ratings of the Company. No changes were made to the covenants in the Mosaic Credit Facility with respect to interest coverage and leverage ratio requirements pursuant to the First Amendment.

There are no borrowings outstanding under the Mosaic Credit Facility, and the net amount available for borrowing is approximately $2.2 billion, reflecting letters of credit outstanding under the Mosaic Credit Facility of approximately $13.1 million. Unused commitment fees under the Mosaic Credit Facility currently accrue at an annual rate of 0.40%.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of our AROs is as follows:

(in millions)	June 30, 2020	December 31, 2019
AROs, beginning of period	$1,315.2	$1,160.1
Liabilities incurred	6.4	15.8
Liabilities settled	(52.6)	(112.8)
Accretion expense	34.0	62.4
Revisions in estimated cash flows	51.3	191.0
Foreign currency translation	(57.9)	(1.3)
AROs, end of period	1,296.4	1,315.2
Less current portion	(155.9)	(154.4)
Non-current portion of AROs	$1,140.5	$1,160.8
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
The remaining monetary obligations under the 2015 Consent Decrees include:
•  Modification of certain operating practices and undertaking certain capital improvement projects over a period of several years that are expected to result in remaining capital expenditures likely to exceed $50 million in the aggregate.
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
Plant City and Bonnie Facilities. As part of the CF Phosphate Assets Acquisition, we assumed certain AROs related to Gypstack Closure Costs at both the Plant City Facility and a closed Florida phosphate concentrates facility in Bartow, Florida (the “Bonnie Facility”) that we acquired. Associated with these assets are two related financial assurance arrangements for

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
which we became responsible and that provided sources of funds for the estimated Gypstack Closure Costs for these facilities. Pursuant to federal or state laws, the applicable government entities are permitted to draw against such amounts in the event we cannot perform such closure activities. One of the financial assurance arrangements was initially a trust (the “Plant City Trust”) established to meet the requirements under a consent decree with the EPA and the FDEP with respect to RCRA compliance at Plant City. The Plant City Trust also satisfied Florida financial assurance requirements at that site. Beginning in September 2016, as a substitute for the financial assurance provided through the Plant City Trust, we have provided financial assurance for the Plant City Facility in the form of a surety bond (the “Plant City Bond”). The amount of the Plant City Bond is $244.9 million, which reflects our closure cost estimates as of December 31, 2019.  The other financial assurance arrangement was also a trust fund (the “Bonnie Facility Trust”) established to meet the requirements under Florida financial assurance regulations that apply to the Bonnie Facility. In July 2018, we received $21.0 million from the Bonnie Facility Trust by substituting for the trust fund a financial test mechanism (“Bonnie Financial Test”) supported by a corporate guarantee as allowed by state regulations. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, new information, cost inflation, changes in regulations, discount rates and the timing of activities. Under our current approach to satisfying applicable requirements, additional financial assurance would be required in the future if increases in cost estimates exceed the face amount of the Plant City Bond or the amount supported by the Bonnie Financial Test.
As of June 30, 2020 and December 31, 2019, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility gypstack closure costs included in our Condensed Consolidated Balance Sheets were $205.4 million and $211.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the six months ended June 30, 2020, gross unrecognized tax benefits decreased by $5.2 million to $34.3 million. The decrease is primarily related to releasing a reserve in the U.S. for AMT sequestration. If recognized, approximately $18.1 million of the $34.3 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $7.8 million and $7.4 million as of June 30, 2020 and December 31, 2019, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended June 30, 2020, tax expense specific to the period was a benefit of approximately $2.5 million. This consisted primarily of tax benefit of $3.0 million recorded for interest income on AMT tax refunds. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended June 30, 2020, income tax expense was impacted by this set of rules, resulting in an additional cost of $18.8 million compared to what would have been recorded under the general rule on a consolidated basis.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the six months ended June 30, 2020, tax expense specific to the period was a benefit of approximately $30.8 million. This consisted primarily of tax benefit of $25.1 million recorded related to the impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to prior years. The CARES Act provides various tax relief measures to taxpayers impacted by the coronavirus. Tax expense specific to the period also included a benefit of $5.7 million of which $5.5 million related to release of the sequestration on AMT. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had nine fixed-to-floating interest rate swap agreements with a total notional amount of $585.0 million as of December 31, 2019 related to our Senior Notes due 2023. All nine fixed-to-floating interest rate swap agreements were terminated in April of 2020, for which we received net proceeds of approximately $35 million. The termination resulted in an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss). As a result, Mosaic no longer has fixed-to-floating interest rate swap agreements in effect as of June 30, 2020.
As of June 30, 2020 and December 31, 2019, the gross asset position of our derivative instruments was $32.7 million and $29.9 million, respectively, and the gross liability position of our liability instruments was $93.1 million and $29.1 million, respectively.
As of June 30, 2020 and December 31, 2019, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			June 30, 2020	December 31, 2019
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,538.8	1,923.3
Interest rate derivatives	Interest rate	US Dollars	—	585.0
Natural gas derivatives	Commodity	MMbtu	33.1	44.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2020 and December 31,

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2019, was $52.0 million and $11.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020, we would have been required to post an additional $46.1 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of June 30, 2020 and December 31, 2019, the gross asset position of our foreign currency derivative instruments was $26.6 million and $15.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $90.6 million and $22.9 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of June 30, 2020 and December 31, 2019, the gross asset position of our commodity derivative instruments was $6.1 million and $2.9 million, respectively, and the gross liability position of our commodity instruments was $2.5 million and $6.2 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. In April 2020, we terminated our outstanding interest rate swap contracts which resulted in an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss). As of June 30, 2020 and December 31, 2019, the gross asset position of our interest rate swap instruments was zero and $11.4 million, respectively, and the gross liability position of our interest rate swap instruments was zero as of June 30, 2020 and December 31, 2019.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,073.3	$1,073.3	$519.1	$519.1
Accounts receivable	689.6	689.6	803.9	803.9
Accounts payable	811.9	811.9	680.4	680.4
Structured accounts payable arrangements	410.3	410.3	740.6	740.6
Short-term debt	610.0	610.0	41.6	41.6
Long-term debt, including current portion	4,587.1	4,803.4	4,572.7	4,920.9
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three and six months ended June 30, 2020 and June 30, 2019:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended June 30, 2020
Balance as of March 31, 2020	$(2,072.9)	$(127.8)	$2.6	$14.1	$(2,184.0)
Other comprehensive income (loss)	56.5	2.6	0.5	12.5	72.1
Tax expense	(1.2)	3.4	(0.2)	(4.6)	(2.6)
Other comprehensive income (loss), net of tax	55.3	6.0	0.3	7.9	69.5
Other comprehensive income attributable to noncontrolling interest	1.3	—	—	—	1.3
Balance as of June 30, 2020	$(2,016.3)	$(121.8)	$2.9	$22.0	$(2,113.2)

Three Months Ended June 30, 2019
Balance as of March 31, 2019	$(1,495.5)	$(106.3)	$1.0	$5.2	$(1,595.6)
Other comprehensive income (loss)	99.9	2.6	0.5	12.2	115.2
Tax expense	7.3	(3.9)	—	(0.5)	2.9
Other comprehensive income (loss), net of tax	107.2	(1.3)	0.5	11.7	118.1
Other comprehensive loss attributable to noncontrolling interest	(0.4)	—	—	—	(0.4)
Balance as of June 30, 2019	$(1,388.7)	$(107.6)	$1.5	$16.9	$(1,477.9)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(539.4)	12.3	1	20.5	(505.6)
Tax expense	(8.7)	(4.5)	(0.2)	(4.6)	(18.0)
Other comprehensive income (loss), net of tax	(548.1)	7.8	0.8	15.9	(523.6)
Addback: other comprehensive loss attributable to noncontrolling interest	8.6	—	—	—	8.6
Balance as of June 30, 2020	$(2,016.3)	$(121.8)	$2.9	$22.0	$(2,113.2)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(1,547.4)	$(105.3)	$0.4	$(4.8)	$(1,657.1)
Other comprehensive income (loss)	160.8	5.2	1.1	22.7	189.8
Tax expense	(1.8)	(7.5)	—	(1.0)	(10.3)
Other comprehensive income (loss), net of tax	159.0	(2.3)	1.1	21.7	179.5
Addback: other comprehensive loss attributable to noncontrolling interest	(0.3)	—	—	—	(0.3)
Balance as of June 30, 2019	$(1,388.7)	$(107.6)	$1.5	$16.9	$(1,477.9)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of June 30, 2020, the net amount due to our non-consolidated companies totaled $175.1 million. As of December 31, 2019, there was a net amount due from our non-consolidated companies totaling $23.2 million. These amounts include a long-term indemnification asset of $21.3 million from Vale S.A. for reimbursement of pension plan obligations.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transactions with non-consolidated companies included in net sales	$222.5	$289.3	$371.1	$551.8
Transactions with non-consolidated companies included in cost of goods sold	218.4	299.8	395.5	550.8

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production, for which approximately $1.5 million and $3.9 million, and $1.9 million and $4.6 million of marketing fees are included in revenue for the three and six months ended June 30, 2020 and June 30, 2019, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of June 30, 2020 and December 31, 2019, there were outstanding bridge loans of $74.7 million and $74.7 million, respectively, relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.
16. Contingencies
We have described below judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
will address identified site conditions. Taking into consideration established accruals of approximately $28.6 million and $39.3 million as of June 30, 2020 and December 31, 2019, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
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
As of June 30, 2020, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
On February 5, 2020, the 11th Circuit Court of Appeals issued its Order denying the Petition for Rehearing. Under existing rules, the Appellants would be given 90 days from February 5, 2020 to file a Petition for Writ of Certiorari with the U.S. Supreme Court. However, due to the Corona Virus pandemic, on March 4th the U.S. Supreme Court issued an Order extending the deadlines for filing a Petition for Writ of Certiorari (a "Petition") to 150 days. Accordingly, the deadline for the NGO Plaintiffs to file a timely Petition was July 6, 2020. That date has passed, and the NGO Plaintiffs did not file a timely Petition. As a result, the decision by the 11th Circuit Court of Appeals upholding the U.S. District Court’s decision (affirming the federal

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
approvals issued for Mosaic’s South Pasture Extension Mine and finding the AEIS consistent with federal law), is final and no longer subject to legal challenge.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $835 million. We estimate that our probable aggregate loss with respect to these claims is approximately $59.6 million, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2020.
Approximately $582.9 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees' judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $52.5 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2020.
•Approximately $3.5 million of the $59.6 million of reserves relates to a collective lawsuit filed by the labor union in Tapira (no. 114) claiming workers are entitled to overtime pay because the work shift should include transportation time to travel to a facility in which no public transportation was available.
•Approximately $3.8 million of these reserves relates to a collective lawsuit filed by the labor union in Rosário do Catete (no. 6654), Sergipe, claiming payment of overtime due to an irregular work shift in force until 2016. Both matters are currently before the Brazilian Labor Superior Court.
•Approximately $2.1 million of these reserves relates to a class action filed by one of the unions (no. 1051) claiming additional payment for occupational hazard due to the alleged exposure of workers to explosive gases at the Company's potash mine at Rosário do Catete, Sergipe.
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
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $110.0 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $3.9 million, which has been accrued as of June 30, 2020.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $3.4 million. We estimate that our probable aggregate loss regarding these claims will be immaterial as of June 30, 2020.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $138.7 million. We estimate that the probable aggregate loss with respect to these matters is approximately $3.9 million.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending and the parties are negotiating a settlement. The amount claimed in the proceeding is $27.0 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $333.4 million, of which $156.8 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $227.0 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and six months ended June 30, 2020 and 2019 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended June 30, 2020
Net sales to external customers	$550.1	$544.8	$787.0	$162.8	$2,044.7
Intersegment net sales	212.3	10.6	—	(222.9)	—
Net sales	762.4	555.4	787.0	(60.1)	2,044.7
Gross margin	17.7	131.6	100.7	7.0	257.0
Canadian resource taxes	—	52.1	—	—	52.1
Gross margin (excluding Canadian resource taxes)	17.7	183.7	100.7	7.0	309.1
Operating earnings (loss)	(59.4)	125.5	76.4	(56.7)	85.8
Capital expenditures	122.2	111.4	19.7	3.9	257.2
Depreciation, depletion and amortization expense	113.9	71.8	27.0	2.7	215.4
Three months ended June 30, 2019
Net sales to external customers	$600.6	$591.9	$832.7	$151.7	$2,176.9
Intersegment net sales	316.8	7.2	—	(324.0)	—
Net sales	917.4	599.1	832.7	(172.3)	2,176.9
Gross margin	(11.8)	181.1	35.2	22.7	227.2
Canadian resource taxes	—	56.4	—	—	56.4
Gross margin (excluding Canadian resource taxes)	(11.8)	237.5	35.2	22.7	283.6
Impairment, restructuring and other expenses	369.4	—	—	—	369.4
Operating earnings (loss)	(393.1)	174.0	2.4	(25.2)	(241.9)
Capital expenditures	122.1	130.1	40.8	1.9	294.9
Depreciation, depletion and amortization expense	105.0	78.3	32.1	5.3	220.7
Six months ended June 30, 2020
Net sales to external customers	$1,087.4	$983.4	$1,518.1	$253.9	$3,842.8
Intersegment net sales	294.4	13.6	—	(308.0)	—
Net sales	1,381.8	997.0	1,518.1	(54.1)	3,842.8
Gross margin	(65.2)	240.7	167.2	(44.3)	298.4
Canadian resource taxes	—	83.8	—	—	83.8
Gross margin (excluding Canadian resource taxes)	(65.2)	324.5	167.2	(44.3)	382.2
Operating earnings (loss)	(166.2)	219.7	105.4	(139.3)	19.6
Capital expenditures	260.1	209.7	45.0	5.9	520.7
Depreciation, depletion and amortization expense	228.3	141.9	55.2	7.8	433.2
Six months ended June 30, 2019
Net sales to external customers	$1,198.7	$1,089.2	$1,530.7	$258.0	$4,076.6
Intersegment net sales	524.7	13.4	—	(538.1)	—
Net sales	1,723.4	1,102.6	1,530.7	(280.1)	4,076.6
Gross margin	43.0	366.5	87.6	39.6	536.7
Canadian resource taxes	—	103.3	—	—	103.3
Gross margin (excluding Canadian resource taxes)	43.0	469.8	87.6	39.6	640.0
Impairment, restructuring and other expenses	369.4	—	—	—	369.4
Operating earnings (loss)	(349.6)	349.8	29.7	(69.7)	(39.8)
Capital expenditures	242.5	270.5	92.6	3.2	608.8
Depreciation, depletion and amortization expense	208.5	156.6	63.6	10.1	438.8
Total Assets
As of June 30, 2020	$7,635.5	$6,959.2	$3,494.1	$931.8	$19,020.6
As of December 31, 2019	7,183.5	7,219.2	3,974.9	920.9	19,298.5

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
______________________________
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three and six months ended June 30, 2020, distribution operations in India and China had revenue of $161.5 million and $238.3 million, respectively, and gross margin of $20.0 million and $22.0 million, respectively. For the three and six months ended June 30, 2019, distribution operations in India and China had revenue of $133.3 million and $226.5 million, respectively, and gross margin of $10.2 million and $19.2 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net sales(a):
Brazil	$757.0	$805.7	$1,469.7	$1,483.7
Canpotex(b)	215.8	281.7	362.2	539.3
Canada	137.4	142.2	254.7	278.3
India	100.8	72.3	138.0	100.1
China	74.5	58.8	113.9	123.9
Argentina	55.1	46.6	83.1	72.4
Japan	32.6	8.9	44.5	9.0
Paraguay	26.4	26.1	42.7	47.5
Colombia	25.8	22.1	40.0	38.6
Mexico	22.8	35.8	47.7	80.2
Honduras	10.5	3.6	17.5	8.0
Thailand	4.7	8.1	9.1	13.2
Australia	0.3	0.1	41.3	56.1
Peru	—	26.1	6.0	46.2
Other	19.7	23.4	49.8	54.8
Total international countries	1,483.4	1,561.5	2,720.2	2,951.3
United States	561.3	615.4	1,122.6	1,125.3
Consolidated	$2,044.7	$2,176.9	$3,842.8	$4,076.6
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of certain Saskatchewan potash producers.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Sales by product type:
Phosphate Crop Nutrients	$559.6	$643.3	$1,106.8	$1,167.9
Potash Crop Nutrients	658.0	711.9	1,129.0	1,284.0
Crop Nutrient Blends	252.0	287.4	539.3	580.8
Specialty Products(a)	436.2	417.4	752.1	736.9
Phosphate Rock	7.5	12.4	14.0	19.4
Other(b)	131.4	104.5	301.6	287.6
	$2,044.7	$2,176.9	$3,842.8	$4,076.6
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, Aspire and animal feed ingredients.
(b)Includes sales of industrial potash, nitrogen and other products.

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
Results of Operations
The following table shows the results of operations for the three and six months ended June 30, 2020 and June 30, 2019:

	Three months ended				Six months ended
	June 30,		2020-2019		June 30,		2020-2019
(in millions, except per share data)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net sales	$2,044.7	$2,176.9	$(132.2)	(6)%	$3,842.8	$4,076.6	$(233.8)	(6)%
Cost of goods sold	1,787.7	1,949.7	(162.0)	(8)%	3,544.4	3,539.9	4.5	—%
Gross margin	257.0	227.2	29.8	13%	298.4	536.7	(238.3)	(44)%
Gross margin percentage	13%	10%			8%	13%
Selling, general and administrative expenses	95.1	78.1	17.0	22%	163.0	171.6	(8.6)	(5)%
Impairment, restructuring and other expenses	—	369.4	(369.4)	NM	—	369.4	(369.4)	NM
Other operating expense	76.1	21.6	54.5	NM	115.8	35.5	80.3	NM
Operating earnings (loss)	85.8	(241.9)	327.7	NM	19.6	(39.8)	59.4	NM
Interest expense, net	(49.3)	(46.0)	(3.3)	7%	(90.4)	(93.0)	2.6	(3)%
Foreign currency transaction gain (loss)	34.1	20.8	13.3	64%	(180.1)	43.4	(223.5)	NM
Other income (expense)	2.4	(3.7)	6.1	NM	6.9	(4.8)	11.7	NM
Earnings (loss) from consolidated companies before income taxes	73.0	(270.8)	343.8	NM	(244.0)	(94.2)	(149.8)	159%
Benefit from income taxes	(2.7)	(51.7)	49.0	(95)%	(135.7)	(5.1)	(130.6)	NM
Earnings (loss) from consolidated companies	75.7	(219.1)	294.8	NM	(108.3)	(89.1)	(19.2)	22%
Equity in net loss of nonconsolidated companies	(29.8)	(11.2)	(18.6)	166%	(49.8)	(11.3)	(38.5)	NM
Net earnings (loss) including noncontrolling interests	45.9	(230.3)	276.2	NM	(158.1)	(100.4)	(57.7)	57%
Less: Net (loss) earnings attributable to noncontrolling interests	(1.5)	2.8	(4.3)	NM	(2.5)	1.9	(4.4)	NM
Net earnings (loss) attributable to Mosaic	$47.4	$(233.1)	$280.5	NM	$(155.6)	$(102.3)	$(53.3)	52%
Diluted net earnings (loss) per share attributable to Mosaic	$0.12	$(0.60)	$0.72	NM	$(0.41)	$(0.27)	$(0.14)	52%
Diluted weighted average number of shares outstanding	381.3	385.8			378.9	385.7
Overview of Consolidated Results for the three months ended June 30, 2020 and 2019
For the three months ended June 30, 2020, Mosaic had net earnings of $47.4 million, or $0.12 per diluted share, compared to a net loss of $233.1 million, or $(0.60) per diluted share, for the prior year period. The current period results were impacted by $50 million, or $0.01 per diluted share, related to the following notable items:
•Asset retirement obligation costs of $50 million, or $(0.07) per diluted share, related to new regulations

•Depreciation expense of $22 million, or $(0.03) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $19 million, or $(0.03) per diluted share, related to maintaining closed and indefinitely idled facilities
•Idle plant costs of $8 million, or $(0.01) per diluted share, related to the government-mandated shutdown on March 16, 2020, of our Miski Mayo phosphate rock mine in Peru due to the Covid-19 outbreak
•Write-down of assets of $4 million, or $(0.01) per diluted share
•A change in the effective annual tax rate creating a benefit of $32 million, or $0.08 per diluted share
•Foreign currency transaction gain of $34 million, or $0.05 per diluted share
•Unrealized gain on derivatives of $9 million, or $0.01 per diluted share
•Other operating income of $7 million, or $0.01 per diluted share, related to a legal settlement
•Discrete income tax benefit of $3 million, or $0.01 per diluted share
•Other non-operating income of $3 million, or $0.00 per diluted share, related to a realized gain on RCRA trust securities
During the three months ended June 30, 2019, our results included:
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
In addition to the items noted above, our operating results during the three months ended June 30, 2020, were unfavorably impacted in our Potash segment by lower average selling prices compared to the prior year period. Selling prices began declining in the first half of 2019 due to adverse weather conditions in North America. They have continued to decline in the current year due to lower export prices because of China and India contract prices settling lower than expected, and new suppliers entering the marketplace. Potash sales volumes increased in North America in the current year period due to strong in-season demand driven by an early spring, compared to the same period in the prior year. In the prior year, sales volumes were low as a result of adverse weather conditions in North America, which resulted in a late spring season, and a full product pipeline. Export sales volumes increased in the current year from the same period in the prior year, due to the settlement of the China and India contracts, and strong shipments to Brazil in the current year period.
Operating results for the three months ended June 30, 2020 were favorably impacted by our Phosphates segment. Phosphates recorded increased sales volumes in North America due to a strong spring application season in the current period, compared to the prior year period, which was unfavorably impacted by rain and flooding. In addition, raw material costs, primarily sulfur and ammonia, were favorable in the second quarter of 2020, compared to the same period in the prior year. This was partially offset by a decrease in average selling prices compared to the same period in the prior year. Although selling prices have risen from the low levels seen at the end of 2019, they are still below the same period of the prior year. The prior year was adversely impacted by increased supply, due to new capacity coming online, and reduced demand, due to adverse weather conditions in

North America. Phosphate selling prices have continued to strengthen into the third quarter of 2020, due to improved market sentiment.
For the three months ended June 30, 2020, operating results were favorably impacted by our Mosaic Fertilizantes segment. Sales volumes increased compared to the same period in the prior year, due to better farmer economics, and market sentiment of increasing phosphate prices. Operating results were also favorably impacted by foreign currency impacts and lower raw material costs in the current year compared to the prior year period. Raw material costs were higher in the prior year, as we imported rock to meet production needs because three of our mines were temporarily idled as we worked during the prior year period to meet new legislation regarding tailing dams in Brazil. This resulted in higher idle plant costs in the prior year as well. Operating results were unfavorably impacted by lower average selling prices in the current year compared to the prior year period, driven by international pricing trends and the mix of products sold.
Other Highlights
•Ma'aden Wa'ad Al Shamal Phosphate Company ("MWSPC"), a subsidiary of Saudi Arabian Mining Company (Ma'aden), in which Mosaic holds a 25 percent interest, refinanced its project level debt. The refinancing removes recourse to Mosaic by all lenders to MWSPC, and defers principal paydown until June 30, 2022, enhancing expected free cash flow. Mosaic's contractual commitment to make future cash contributions to MWSPC has been eliminated.
•On June 26, 2020, we filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission that request the initiation of countervailing duty investigations into imports of phosphate fertilizers from Morocco and Russia. The purpose of the petitions is to remedy the distortions that foreign subsidies are causing in the U.S. market for phosphate fertilizers, and thereby restore fair competition.
•We have experienced limited adverse financial and operational Covid-19 related impacts to our operating facilities, employees, supply chain and logistics in the first quarter of 2020 as agriculture, including fertilizer production, has been deemed, by governments in each jurisdiction where we operating mines or facilities, an "essential business" because of the role it plays in the production of food. The Company implemented measures that are intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules in order to minimize the number of employees at one location. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or shelter in place” orders. In accordance with such orders, operations at our Miski Mayo mine in Peru were closed on March 16, 2020. Operations resumed on May 13, 2020. Our Patrocino operations in Brazil were also closed for ten days, restarting operations on April 7, 2020. These closures resulted in minimal disruptions to our operations.
•In July, 2020, we extended the term and increased the limit of our revolving credit facility. As of the date of the agreement, we held a liquidity position, including cash and available committed lines of credit, in excess of $3 billion.
Overview of Consolidated Results for the six months ended June 30, 2020 and 2019
Net loss attributable to Mosaic for the six months ended June 30, 2020 was $(155.6) million, or $(0.41) per diluted share, compared to a net loss of $(102.3) million, or $(0.27) per diluted share, for the same period a year ago. The net loss for the six months ended June 30, 2020 was impacted by $362 million, or $(0.47) per diluted share, due to the following notable items:
•Foreign currency transaction loss of $180 million, or ($0.33) per diluted share
•Asset retirement obligation costs of $50 million, or $(0.07) per diluted share, related to new regulations
•Depreciation expense of $44 million, or $(0.06) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Unrealized loss on derivatives of $42 million, or ($0.08) per diluted share
•Other operating expenses of $35 million, or $(0.07) per diluted share, related to maintaining closed and indefinitely idled facilities
•Idle plant costs of $13 million, or $(0.02) per diluted share, related to the government-mandated shutdown on March 16, 2020, of our Miski Mayo phosphate rock mine in Peru due to the Covid-19 outbreak

•Other operating expenses of $9 million, or $(0.02) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business (as defined below)
•Write-down of assets of $4 million, or $(0.01) per diluted share
•A change in the effective annual tax rate, creating a benefit of $32 million, or $0.08 per diluted share
•Discrete income tax benefit of $31 million, or $0.09 per diluted share
•Other non-operating income of $8 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities
•Other operating income of $7 million, or $0.01 per diluted share, related to a legal settlement
During the six months ended June 30, 2019, our results included:
•Plant City closing costs of $369 million, or $(0.73) per diluted share
•Foreign currency transaction gains of $44 million, or $0.09 per diluted share
•Unrealized gains on derivatives of $32 million, or $0.06 per diluted share
•Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
•Other operating expenses of $15 million, or $(0.04) per diluted share, related to the Acquisition, partially offset by income of $12 million, or $0.03 per diluted share, related to the reversal of our previously estimated and accrued earn-out obligation to Vale
•Expenses of $14 million, or $(0.03) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana
•Discrete income tax expense of $10 million, or $(0.02) per diluted share
Results for the six months ended June 30, 2020 and 2019 reflected the factors discussed above in the discussion for the three months ended June 30, 2020 and 2019, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Potash segment for the six months ended June 30, 2020 were unfavorably impacted by a decrease in the average selling price of potash compared to the prior year period partially offset by higher sales volumes. These results were driven by the factors mentioned above in the three-month discussion, as well as a strong winter fill program in North America, which resulted in higher sales volumes in the first quarter of 2020.
Operating results in our Phosphates segment for the six months ended June 30, 2020 were unfavorably impacted by lower phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion. Operating results in the current year period were favorably impacted by higher finished product sales volumes. In addition to the factors mentioned above in the three month discussion, North America experienced a late fall application season which drove increased sales volumes in the first quarter of 2020. Current year operating results were also favorably impacted by lower idle plant and turnaround costs that occurred in the prior year.
For the six months ended June 30, 2020, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in sales volumes in the current year compared to the prior year period, driven by the factors mentioned above in the three-month discussion. Operating results were also favorably impacted by foreign currency impacts, lower raw material costs and lower idle plant costs, as discussed above in the three-month discussion. These results were offset by the unfavorable impact of lower average sales prices, as discussed above in the three-month discussion.
Other Highlights

•Cash on hand was $1.1 billion at June 30, 2020, an increase of over $500 million from December 31, 2019. We are diligently managing working capital requirements and capital expenditures, which are approximately $90 million lower than the prior year period. We also retired approximately $500 million of short-term debt and structured accounts payables in the second quarter of 2020.

•We continue to execute well and drive toward our 2021 operational targets. Mosaic Fertilizantes is on track to achieve the previously announced $50 million in transformational savings targeted for 2020. The Esterhazy K3 mine development project continues to progress, with the third automated miner placed into service in the first quarter of 2020.
Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Six months ended
	June 30,		2020-2019		June 30,		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net sales:
North America	$383.0	$444.3	$(61.3)	(14)%	$764.7	$842.5	$(77.8)	(9)%
International	379.4	473.1	(93.7)	(20)%	617.1	880.9	(263.8)	(30)%
Total	762.4	917.4	(155.0)	(17)%	1,381.8	1,723.4	(341.6)	(20)%
Cost of goods sold	744.7	929.2	(184.5)	(20)%	1,447.0	1,680.4	(233.4)	(14)%
Gross margin	$17.7	$(11.8)	$29.5	NM	$(65.2)	$43.0	$(108.2)	NM
Gross margin as a percentage of net sales	2%	(1)%			(5)%	2%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,166	1,275	(109)	(9)%	2,498	2,416	82	3%
Performance and Other(b)	1,069	909	160	18%	1,656	1,558	98	6%
Total finished product tonnes	2,235	2,184	51	2%	4,154	3,974	180	5%
Rock	119	673	(554)	(82)	288	865	(577)	(67)%
Total Phosphates Segment Tonnes(a)	2,354	2,857	(503)	(18)%	4,442	4,839	(397)	(8)%
Realized prices ($/tonne)
Average finished product selling price (destination)(a)	$338	$398	$(60)	(15)%	$328	$418	$(90)	(22)%
DAP selling price (fob mine)	$287	$345	$(58)	(17)%	$281	$359	$(78)	(22)%
Average rock selling price (destination)(a)	$61	$71	$(10)	(14)%	$60	$72	$(12)	(17)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$289	$337	$(48)	(14)%	$298	$344	$(46)	(13)%
Sulfur (long ton)	$76	$138	$(62)	(45)%	$77	$145	$(68)	(47)%
Blended rock (metric tonne)	$61	$63	$(2)	(3)%	$61	$62	$(1)	(2)%
Production volume (in thousands of metric tonnes) - North America	2,117	2,050	67	3%	3,978	4,042	(64)	(2)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.

Three months ended June 30, 2020 and June 30, 2019
The Phosphates segment’s net sales were $762.4 million for the three months ended June 30, 2020, compared to $917.4 million for the three months ended June 30, 2019. The decrease in net sales was primarily due to lower selling prices in the current year period, which impacted net sales by approximately $120 million. We also experienced lower sales volumes from Miski Mayo, which was under a government-mandated shut down for part of the current period due to Covid-19, impacting net sales by approximately $30 million.
Our average finished product selling price was $338 per tonne for the three months ended June 30, 2020, a decrease of 15% from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products increased by 2% for the three months ended June 30, 2020, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $17.7 million for the three months ended June 30, 2020, from $(11.8) million for the three months ended June 30, 2019. The increase in gross margin in the current year period was primarily due to significantly lower raw materials costs, as discussed below, which impacted gross margin by approximately $105 million, and lower idle plant and turnaround costs of approximately $40 million. These benefits were partially offset by the impact of lower finished product prices of approximately $120 million.
The average consumed price for ammonia for our North American operations decreased to $289 per tonne for the three months ended June 30, 2020, from $337 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations decreased to $76 per long ton for the three months ended June 30, 2020, from $138 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased to $61 per tonne for the three months ended June 30, 2020, compared to $63 per tonne for the three months ended June 30, 2019. For the three months ended June 30, 2020, our North American phosphate rock production increased to 3.3 million tonnes from 3.1 million tonnes for the same period of the prior year due to favorable performance at all of our North American mines. In the prior year period, production suffered due to operational challenges as we transitioned into new mining areas.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients remained steady at 2.1 million tonnes for the three months ended June 30, 2020, compared to the same period in the prior year. Our operating rate for processed phosphate production increased slightly to 85% for the three months ended June 30, 2020, from 84% for the same period in 2019.
Six months ended June 30, 2020 and June 30, 2019
The Phosphates segment’s net sales were $1.4 billion for the six months ended June 30, 2020, compared to $1.7 billion for the six months ended June 30, 2019. The decrease in net sales was due to lower selling prices in the current year period, which unfavorably impacted net sales by approximately $330 million, and lower sales volumes from Miski Mayo, which unfavorably impacted net sales by approximately $30 million. That facility was subject to a government mandated shutdown for a portion of the current year period. This was partially offset by higher sales volumes of approximately $20 million.
Our average finished product selling price was $328 per tonne for the six months ended June 30, 2020, a decrease of 22% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products increased by 5% for the six months ended June 30, 2020, compared to the same period in the prior year ago, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment decreased to $(65.2) million for the six months ended June 30, 2020, from $43.0 million for the six months ended June 30, 2019. The decrease in gross margin in the current year period was due to the impact of lower finished product prices of approximately $330 million. This was partially offset by lower raw material costs, primarily sulfur, as discussed below, impacting gross margin by approximately $170 million, and lower costs of approximately $50 million related to the timing of idle plant and turnaround costs in the current year period.

The average consumed price for ammonia for our North American operations was $298 per tonne for the six months ended June 30, 2020, compared to $344 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $77 per long ton for the six months ended June 30, 2020, from $145 in the same period a year ago.  The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock was $61 per tonne for the six months ended June 30, 2020, compared to $62 per tonne for the prior year period. Our North American phosphate rock production increased to 6.7 million tonnes for the six months ended June 30, 2020, compared to 5.9 million for the six months ended June 30, 2019. The increase from the prior year is due to favorable performance across our North American mines. In the prior year period, production suffered due to operational challenges as we transitioned into new mining areas.
The Phosphate segment's production of crop nutrient dry concentrates and animal feed ingredients was 3.98 million tonnes for the six months ended June 30, 2020, compared to 4.04 million tonnes in the prior year period. For the six months ended June 30, 2020, our operating rate for processed phosphate production decreased to 80%, compared to 83% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Six months ended
	June 30,		2020-2019		June 30,		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net sales:
North America	$315.2	$296.4	$18.8	6%	$597.7	$531.6	$66.1	12%
International	240.2	302.7	(62.5)	(21)%	399.3	571.0	(171.7)	(30)%
Total	555.4	599.1	(43.7)	(7)%	997.0	1,102.6	(105.6)	(10)%
Cost of goods sold	423.8	418.0	5.8	1%	756.3	736.1	20.2	3%
Gross margin	$131.6	$181.1	$(49.5)	(27)%	$240.7	$366.5	$(125.8)	(34)%
Gross margin as a percentage of net sales	24%	30%			24	33%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,282	1,919	363	19%	3,991	3,648	343	9%
Performance and Other(b)	277	244	33	14%	467	376	91	24%
Total Potash Segment Tonnes	2,559	2,163	396	18%	4,458	4,024	434	11%
Realized prices ($/tonne)
Average finished product selling price (destination)	$217	$277	$(60)	(22)%	$224	$274	$(50)	(18)%
MOP selling price (fob mine)	$180	$246	$(66)	(27)%	$188	$244	$(56)	(23)%
Production volume (in thousands of metric tonnes)	2,198	2,180	18	1%	4,266	4,434	(168)	(4)%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended June 30, 2020 and June 30, 2019
The Potash segment’s net sales decreased to $555.4 million for the three months ended June 30, 2020, compared to $599.1 million in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $155 million, partially offset by higher sales volumes, which had a favorable impact on net sales of approximately $110 million.
Our average finished product selling price was $217 per tonne for the three months ended June 30, 2020, compared to $277 per tonne for the same period a year ago, as a result of the factors described in the Overview.

The Potash segment’s sales volumes of finished products increased to 2.56 million tonnes for the three months ended June 30, 2020, compared to 2.16 million tonnes in the same period a year ago, due to early spring demand in North America, and an increase in the sales through Canpotex in the current period.
Gross margin for the Potash segment decreased to $131.6 million for the three months ended June 30, 2020, from $181.1 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to approximately $155 million of lower selling prices, partially offset by a favorable sales volume impact of approximately $40 million. In addition, gross margin was positively impacted by approximately $25 million of lower turnaround costs due to timing of when the turnarounds occurred, lower plant spending of approximately $30 million, and lower Canadian resource taxes of approximately $4 million as discussed below.
We had expense of $52.1 million from Canadian resource taxes for the three months ended June 30, 2020, compared to $56.4 million in the same period a year ago. Canadian royalty expense decreased to $7.8 million for the three months ended June 30, 2020, compared to $11.0 million for the three months ended June 30, 2019. The fluctuations in Canadian resource taxes are a result of a decrease in average selling prices and margins, due to the factors discussed in the Overview. The decrease in royalties is due to the reduction in sales revenue.
We incurred $26 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended June 30, 2020, compared to $36 million for the three months ended June 30, 2019. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shaft at our Esterhazy mine. Once completed, this will provide us the opportunity to eliminate future brine inflow management costs by closing our K1 and K2 shafts in the future.
Our operating rate for potash production was 91% for the current year period, compared to 83% in the prior year period. The change in our operating rate from the prior year period is primarily due to a change in our capacities as we indefinitely idled our Colonsay, Saskatchewan mine in the fourth quarter of 2019.
Six months ended June 30, 2020 and June 30, 2019
The Potash segment’s net sales decreased to $1.0 billion for the six months ended June 30, 2020, compared to $1.1 billion in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $240 million, partially offset by higher sales volumes, which had a favorable impact on net sales of approximately $140 million.
Our average selling price was $224 per tonne for the six months ended June 30, 2020, compared to $274 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes increased to 4.5 million tonnes for the six months ended June 30, 2020, compared to 4.0 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $240.7 million for the six months ended June 30, 2020, from $366.5 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $240 million, due to the decrease in average selling prices, partially offset by approximately $50 million, due to the impact of higher sales volumes. Gross margin was also unfavorably impacted by $20 million of fixed cost absorption due to lower production volumes and inventory unit values in the current year period. We saw a favorable impact from lower turnaround costs of approximately $30 million due to the timing of when turnarounds occurred, and approximately $30 million of lower plant spending for the six months ended June 30, 2020 compared to the prior year period. Gross margin was also favorably impacted in the current period by approximately $20 million due to lower Canadian resource taxes and royalties, as discussed below.
We incurred $83.8 million in Canadian resource taxes for the six months ended June 30, 2020, compared to $103.3 million in the same period a year ago. Canadian royalty expense decreased to $16.0 million for the six months ended June 30, 2020, compared to $22.2 million for the six months ended June 30, 2019. The fluctuations in Canadian resource taxes are due to the items discussed in the three-month discussion above. The decrease in Canadian resource taxes and royalties is due to lower average selling prices in the current year.
We incurred expense of $59 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the six months ended June 30, 2020, compared to $72 million in the prior year period.
Our operating rate was 88% for the current year period, compared to 84% in the prior year period.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Six months ended
	June 30,		2020-2019		June 30,		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net Sales	$787.0	$832.7	$(45.7)	(5)%	$1,518.1	$1,530.7	$(12.6)	(1)%
Cost of goods sold	686.3	797.5	(111.2)	(14)%	1,350.9	1,443.1	(92.2)	(6)%
Gross margin	$100.7	$35.2	$65.5	186%	$167.2	$87.6	$79.6	91%
Gross margin as a percent of net sales	13%	4%			11	6%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	1,161	763	398	52%	1,860	1,175	685	58%
Potash produced in Brazil	71	81	(10)	(12)%	146	153	(7)	(5)%
Purchased nutrients for distribution	1,326	1,257	69	5%	2,629	2,301	328	14%
Total Mosaic Fertilizantes Segment Tonnes	2,558	2,101	457	22%	4,635	3,629	1,006	28%
Realized prices ($/tonne)
Average finished product selling price (destination)	$308	$396	$(88)	(22)%	$328	$422	$(94)	(22)%
Brazil MAP price (delivered price to third party)	$314	$446	$(132)	(30)%	$322	$464	$(142)	(31)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	193	301	(108)	(36)%	347	463	(116)	(25)%
MicroEssentials® from Mosaic	407	356	51	14%	524	558	(34)	(6)%
Potash from Mosaic/Canpotex	708	558	150	27%	1,001	1,010	(9)	(1)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$327	$378	$(51)	(13)%	$340	$394	$(54)	(14)%
Sulfur (long ton)	$100	$196	$(96)	(49)%	$106	$203	$(97)	(48)%
Blended rock (metric tonne)	$67	$106	$(39)	(37)%	$71	$104	$(33)	(32)%
Production volume (in thousands of metric tonnes)	1,078	687	391	57%	2,032	1,576	456	29%
______________________________
Three months ended June 30, 2020 and June 30, 2019
The Mosaic Fertilizantes segment’s net sales decreased to $787.0 million for the three months ended June 30, 2020, from $832.7 million in the same period a year ago. The decrease in net sales was due to lower sales prices, which unfavorably impacted net sales by approximately $200 million, partially offset by higher sales volumes in the current year period, which favorably impacted net sales by approximately $170 million. Net sales were also unfavorably impacted by foreign currency impacts of approximately $20 million.

Our average finished product selling price was $308 per tonne for the three months ended June 30, 2020, compared to $396 per tonne for the same period a year ago, due to the decline in global prices described in the Overview.
The Mosaic Fertilizantes segment’s sales volumes of finished products increased to 2.6 million tonnes for the three months ended June 30, 2020, compared to 2.1 million tonnes in the same period a year ago, as a result of the factors described in the Overview.
Gross margin for the Mosaic Fertilizantes segment increased to $100.7 million for the three months ended June 30, 2020, from $35.2 million in the same period of the prior year. Gross margin increased approximately $65 million in the current year period compared to the current year primarily due to the favorable impact of lower turnaround and idle costs of approximately $50 million due to timing of when these occurred, a favorable impact from foreign currency changes of approximately $40 million, lower raw materials costs of approximately $30 million, and high sales volumes which resulted in a favorable change of approximately $20 million. These were partially offset by the negative impact of approximately $70 million from lower sales prices compared to the prior year period.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients increased 57%, to 1.1 million tonnes, for the three months ended June 30, 2020, from 0.7 million tonnes in the prior year period. For the three months ended June 30, 2020, our operating rate increased to 86%, compared to 56% in the same period of the prior year. In the prior year period, three of our mines were temporarily idled to address legislation which introduced new rules regarding tailing dam safety, construction, environmental licenses and operations.
For the three months ended June 30, 2020, our Brazilian phosphate rock production increased to 1.1 million tonnes from 0.2 million tonnes for the prior year period. The lower production in the prior year was due to the idling of three of our mines.
Six months ended June 30, 2020 and 2019
The Mosaic Fertilizantes segment’s net sales were $1.52 billion for the six months ended June 30, 2020, compared to $1.53 billion in the prior year period. Net sales were unfavorably impacted by lower sales prices of approximately $340 million, and foreign currency changes of approximately $50 million partially offset by the favorable impact of higher sales volumes of approximately $380 million.
The average finished product selling price decreased $94 per tonne to $328 per tonne for the six months ended June 30, 2020, compared to $422 per tonne in the prior year period, primarily due to factors mentioned above in the Overview.
The Mosaic Fertilizantes segment’s sales volume increased to 4.6 million tonnes for the six months ended June 30, 2020, from 3.6 million tonnes in the same period a year ago, due to factors mentioned above in the Overview.
Total gross margin for the six months ended June 30, 2020, increased to $167.2 million from $87.6 million in the same period in the prior year. In the current year period, gross margin was favorably impacted by foreign currency impacts of approximately $60 million, lower raw materials costs of approximately $50 million, favorable sales volumes of approximately $40 million, and lower turnaround and idle costs of approximately $40 million due to the timing of when these occurred and having returned to normal levels of production. These increases were partially offset by lower sales prices of approximately $110 million in the current year period as compared to the prior year.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients increased 29% to 2.0 million tonnes for the six months ended June 30, 2020, from 1.6 million tonnes in the prior year period. For the six months ended June 30, 2020, our operating rate was 63%, the same rate as the prior year period.
For the six months ended June 30, 2020, our Brazilian phosphate rock production increased to 2.1 million tonnes from 1.0 million tonnes for the same period of the prior year, due to the temporary idling of our mines in the prior year period as discussed in the three month discussion.
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

For the three months ended June 30, 2020, gross margin for Corporate, Eliminations and Other was $7.0 million, compared to $22.7 million for the same period in the prior year. The change was driven by a net unrealized gain of $9.2 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $7.1 million in the prior year period. Results were also impacted by a higher elimination of profit on intersegment sales in the current year period, which contributed to the change from the prior year by approximately $24.8 million. Distribution operations in India and China had revenue of $161.5 million and gross margin of $20.0 million in the current year period, compared to revenue of $133.3 million and gross margin of $10.2 million in the prior year period. The increase in revenue during the current year period compared to the prior year was due to the timing of settlement of certain supply agreements.
For the six months ended June 30, 2020, gross margin for Corporate, Eliminations and Other was $(44.3) million, compared to $39.6 million for the same period in the prior year. The change was driven by a net unrealized loss of $41.6 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $32.0 million in the prior year period. Results were also impacted by a lower elimination of profit on intersegment sales in the current year period, which contributed to the change from the prior year by approximately ($11.4) million. Distribution operations in India and China had revenue of $238.3 million and gross margin of $22.0 million in the current year period, compared to revenue of $226.5 million and gross margin of $19.2 million in the prior year period.
Other Income Statement Items

	Three months ended				Six months ended
	June 30,		2020-2019		June 30,		2020-2019
(in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Selling, general and administrative expenses	$95.1	$78.1	$17.0	22%	$163.0	$171.6	$(8.6)	(5)%
Impairment, restructuring and other expenses	—	369.4	(369.4)	(100)%	—	369.4	(369.4)	NM
Other operating expense	76.1	21.6	54.5	NM	115.8	35.5	80.3	NM
Interest expense	(57.0)	(53.1)	(3.9)	7%	(107.8)	(108.0)	0.2	0%
Interest income	7.7	7.1	0.6	8%	17.4	15.0	2.4	16%
Interest expense, net	(49.3)	(46.0)	(3.3)	7%	(90.4)	(93.0)	2.6	(3)%
Foreign currency transaction gain (loss)	34.1	20.8	13.3	64%	(180.1)	43.4	(223.5)	NM
Other income (expense)	2.4	(3.7)	6.1	NM	6.9	(4.8)	11.7	NM
Benefit from income taxes	(2.7)	(51.7)	49.0	(95)%	(135.7)	(5.1)	(130.6)	NM
Equity in net loss of nonconsolidated companies	(29.8)	(11.2)	(18.6)	166%	(49.8)	(11.3)	(38.5)	NM
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $95.1 million for the three months ended June 30, 2020, compared to $78.1 million in the same period of the prior year. The increase was due to approximately $17 million of higher incentive compensation related expense compared to the prior year period.
Selling, general and administrative expenses were $163.0 million for the six months ended June 30, 2020, compared to $171.6 million in the same period of the prior year. The decrease from the prior year period was due to the reversal of compensation expense of approximately $14 million related to lower total shareholder return-based long-term incentive awards, as the Company did not meet the performance hurdles for vesting in 2019. Other compensation related expense was also approximately $13 million lower for the six months ended June 30, 2020, compared to the prior year period. These decreases were partially offset by an increase of approximately $10 million in professional services and higher incentive compensation of approximately $10 million compared to the prior year period.
Other Operating Expense
For the three months ended June 30, 2020, we had other operating expenses of $76.1 million, compared to $21.6 million for the same period in the prior year. The three months ended June 30, 2020 include approximately $50 million related to asset retirement obligation expense for our closed Plant City, Florida, facility compared to $3 million in the same period of the prior year due to new regulations. The current year period also includes approximately $19 million related to costs for closed and indefinitely idled facilities, partially offset by approximately $7 million received for a legal settlement.

For the six months ended June 30, 2020, we had other operating expenses of $115.8 million, compared to $35.5 million for the same period in the prior year. In addition to the asset retirement obligation expense and legal settlement received mentioned above, the six months ended June 30, 2020 include approximately $30 million related to costs for closed and indefinitely idled facilities and an increase of approximately $10 million related to reserves for legal matters.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction gain of $34.1 million and a loss of $180.1 million for the three and six months ended June 30, 2020, compared to gains of $20.8 million and $43.4 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2020, the gain was primarily the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
For the six months ended June 30, 2020, the loss is primarily the result of the effect of the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans and the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries. A portion of these foreign currency gains and losses recorded in the Condensed Consolidated Statement of (Loss) Earnings are offset in Accumulated Other Comprehensive Income (Loss) in equity.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three and six months ended June 30, 2020, we had equity in net loss of nonconsolidated companies of $29.8 million and $49.8 million, respectively, compared to equity in net loss of nonconsolidated companies of $11.2 million and $11.3 million for the same periods in the prior year. This loss is primarily related to operations at MWSPC, which had lower production caused by a temporary shutdown at the beneficiation plant during the current year quarter.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
June 30, 2020	(3.7)%	$(2.7)
June 30, 2019	19.1%	$(51.7)

Six months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
June 30, 2020	55.6%	$(135.7)
June 30, 2019	5.4%	$(5.1)
Income tax expense was a benefit of $2.7 million and the effective tax rate was (3.7)% for the three months ended June 30, 2020.
For the three months ended June 30, 2020, tax expense specific to the period was a benefit of approximately $2.5 million. This consisted primarily of tax benefit of $3.0 million recorded for interest income on AMT tax refunds. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended June 30, 2020, income tax expense was impacted by this set of rules, resulting in an additional cost of $18.8 million compared to what would have been recorded under the general rule on a consolidated basis.
For the six months ended June 30, 2020, tax expense specific to the period was a benefit of approximately $30.8 million. This consisted primarily of a tax benefit of $25.1 million recorded related to the impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to prior years. The CARES Act provides various tax relief measures to taxpayers impacted by the coronavirus. Tax expense specific to the period also included a benefit of $5.7 million, of which $5.5 million related to release of the sequestration on AMT. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $1.1 billion, short-term debt of $0.6 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $8.7 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit ratings. Our capital allocation priorities include maintaining our investment grade ratings and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the six months ended June 30, 2020, we invested $520.7 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of June 30, 2020, we had $1.99 billion available under our $2.0 billion revolving credit facility. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of June 30, 2020.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of June 30, 2020. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the six months ended June 30, 2020 and June 30, 2019:

(in millions)	Six months ended
	June 30, 2020		2020-2019
Cash Flow	2020	2019	Change	Percent
Net cash provided by operating activities	$1,003.6	$331.8	$671.8	NM
Net cash used in investing activities	(527.6)	(687.6)	160.0	(23)
Net cash provided by (used in) financing activities	167.6	(121.5)	289.1	NM
Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities was $1,003.6 million, compared to $331.8 million for the six months ended June 30, 2019. Our results of operations, after non-cash adjustments to net earnings, contributed $546 million to cash flows from operating activities during the six months ended June 30, 2020, compared to a contribution of $729.9 million as computed on the same basis for the prior year period. During the six months ended June 30, 2020, we had a favorable working capital change of $457.6 million, compared to an unfavorable change of $398.1 million during the six months ended June 30, 2019.
The change in working capital for the six months ended June 30, 2020, was primarily driven by an increase in accounts payable and accrued expenses of $391.0 million, a decrease in accounts receivables of $42.8 million and a decrease in other current and noncurrent assets of $55.0 million, partially offset by an increase in inventories of $70.6 million. The increase in accounts payable was primarily due to an increase in product purchases by our international locations, as they build for their high seasons. Accrued expenses increased due to liabilities associated with customer prepayments in Brazil, as they prepare for their high season. The decrease in accounts receivables was driven primarily by lower selling prices and timing of receipts, as we had fewer days outstanding at June 30, 2020. The decrease in other current and noncurrent assets is due to the receipt of tax refunds in the current period. The increase in inventories was primarily due to building inventory volumes in our international locations.
Investing Activities
Net cash used in investing activities was $527.6 million for the six months ended June 30, 2020, compared to $687.6 million for the same period a year ago. We had capital expenditures of $520.7 million for the six months ended June 30, 2020, compared to $608.8 million in the prior year period. The decrease was due to deferring certain capital projects until later in the year and the timing of payments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020, was $167.6 million, compared to $121.5 million for the same period in the prior year. For the six months ended June 30, 2020, we had net proceeds from borrowings on short-term debt of $573.5 million, compared to $81.8 million in the prior year. During the current year, to increase available cash on hand, we entered into short-term inventory and accounts receivable financing agreements under which we borrowed $101.5 million and $350.3 million, respectively, and had other short-term net borrowings of $121 million. In response to the economic uncertainty created by the Covid-19 outbreak, we drew $400 million on our revolving credit facility in the first quarter of 2020, which was repaid in the current quarter. We had net payments on structured accounts payable of $336.3 million, compared to $152.7 million in the prior year period. We also paid dividends of $37.9 million in the current year period. We have not made any repurchases of our Common Stock during the six months of 2020.

Debt Instruments, Guarantees and Related Covenants
See Notes 12 and 18 to the Consolidated Financial Statements in our 10-K Report.
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

Forward-Looking Statements
Cautionary Statement Regarding Forward Looking Information
All statements, other than statements of historical fact, appearing in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, among other things, statements about our expectations, beliefs, intentions or strategies for the future, including statements about proposed or pending future transactions or strategic plans, statements concerning our future operations, financial condition and prospects, statements regarding our expectations for capital expenditures, statements concerning our level of indebtedness and other information, and any statements of assumptions regarding any of the foregoing. In particular, forward-looking statements may include words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "potential", "predict", "project" or "should". These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.
Factors that could cause reported results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•business and economic conditions and governmental policies affecting the agricultural industry where we or our customers operate, including price and demand volatility resulting from periodic imbalances of supply and demand;
•the impact of the recent outbreak of the novel coronavirus Covid-19 on the global economy and our business, suppliers, customers, employee and the communities in which we operate, as further described in Part II, Item 1A of this 10-Q Report;
•the sudden and severe drop in oil demand, which could lead to a significant decline in production, and its impact on the availability and price of sulfur, a key raw material input for our Phosphate, segment operations;
•because of political and economic instability in Brazil or changes in government policy in Brazil, our operations could be disrupted as higher costs of doing business could result, including those associated with implementation of new freight tables and new mining legislation;
•changes in farmers’ application rates for crop nutrients;
•changes in the operation of world phosphate or potash markets, including continuing consolidation in the crop nutrient industry, particularly if we do not participate in the consolidation;
•the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of actions by members of Canpotex to prove the production capacity of potash expansion projects, through proving runs or otherwise;
•political and economic instability in the Kingdom of Saudi Arabia, and in general the future success of current plans for the MWSPC joint venture and any future changes in those plans;
•build-up of inventories in the distribution channels for our products that can adversely affect our sales volumes and selling prices;
•the effect of future product innovations or development of new technologies on demand for our products;
•seasonality in our business that results in the need to carry significant amounts of inventory and seasonal peaks in working capital requirements, and may result in excess inventory or product shortages;
•changes in the costs, or constraints on supplies, of raw materials or energy used in manufacturing our products, or in the costs or availability of transportation for our products;
•declines in our selling prices or significant increases in costs that can require us to write down our inventories to the lower of cost or market, or require us to impair goodwill or other long-lived assets, or establish a valuation allowance against deferred tax assets;
•the effects on our customers of holding high cost inventories of crop nutrients in periods of rapidly declining market prices for crop nutrients;

•the lag in realizing the benefit of falling market prices for the raw materials we use to produce our products that can occur while we consume raw materials that we purchased or committed to purchase in the past at higher prices;
•customer expectations about future trends in the selling prices and availability of our products and in farmer economics;
•disruptions to existing transportation or terminaling facilities, including those of Canpotex or any joint venture in which we participate;
•shortages or other unavailability of railcars, tugs, barges and ships for carrying our products and raw materials;
•the effects of and change in trade, monetary, environmental, tax and fiscal policies, laws and regulations;
•foreign exchange rates and fluctuations in those rates;
•tax regulations, currency exchange controls and other restrictions that may affect our ability to optimize the use of our liquidity;
•other risks associated with our international operations, including any potential and actual adverse effects related to the Miski Mayo mine;
•adverse weather conditions affecting our operations, including the impact of potential hurricanes, excessive heat, cold, snow, rainfall or drought;
•difficulties or delays in receiving, challenges to, increased costs of obtaining or satisfying conditions of, or revocation or withdrawal of required governmental and regulatory approvals, including permitting activities;
•changes in the environmental and other governmental regulation that applies to our operations, including federal legislation or regulatory action expanding the types and extent of water resources regulated under federal law and the possibility of further federal or state legislation or regulatory action affecting or related to greenhouse gas emissions, including carbon taxes or other measures that may be implemented in Canada or other jurisdictions in which we operate, or of restrictions or liabilities related to elevated levels of naturally-occurring radiation that arise from disturbing the ground in the course of mining activities or possible efforts to reduce the flow of nutrients into the Gulf of Mexico, the Mississippi River basin or elsewhere;
•the potential costs and effects of implementation of federal or state water quality standards for the discharge of nitrogen and/or phosphorus into Florida waterways;
•the financial resources of our competitors, including state-owned and government-subsidized entities in other countries;
•the possibility of defaults by our customers on trade credit that we extend to them or on indebtedness that they incur to purchase our products and that we guarantee, particularly when we are exiting our business operations or locations that produced or sold the products to that customer;
•any significant reduction in customers’ liquidity or access to credit that they need to purchase our products;
•the effectiveness of the processes we put in place to manage our significant strategic priorities, including the expansion of our Potash business and our investment in MWSPC, and to successfully integrate and grow acquired businesses;
•actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations and Canadian resource taxes and royalties, or the costs of MWSPC, its existing or future funding and our commitments in support of such funding;
•the costs and effects of legal and administrative proceedings and regulatory matters affecting us, including environmental, tax or administrative proceedings, complaints that our operations are adversely impacting nearby farms, businesses, other property uses or properties, settlements thereof and actions taken by courts with respect to approvals of settlements, costs related to defending and resolving global audit, appeal or court activity, and other, and other further developments in legal proceedings and regulatory matters;
•the success of our efforts to attract and retain highly qualified and motivated employees;

•strikes, labor stoppages or slowdowns by our work force or increased costs resulting from unsuccessful labor contract negotiations, and the potential costs and effects of compliance with new regulations affecting our workforce, which increasingly focus on wages and hours, healthcare, retirement and other employee benefits;
•brine inflows at our Esterhazy, Saskatchewan potash mine, as well as potential inflows at our other shaft mines;
•accidents or other incidents involving our properties or operations, including potential fires, explosions, seismic events, sinkholes, unsuccessful tailings management, ineffective mine safety procedures, or releases of hazardous or volatile chemicals;
•terrorism or other malicious intentional acts, including cybersecurity risks such as attempts to gain unauthorized access to, or disable, our information technology systems, or our costs of addressing malicious intentional acts;
•other disruptions of operations at any of our key production and distribution facilities, particularly when they are operating at high operating rates;
•changes in antitrust and competition laws or their enforcement;
•actions by the holders of controlling equity interests in businesses in which we hold a noncontrolling interest;
•changes in our relationships with other members of Canpotex or any joint venture in which we participate or their or our exit from participation in Canpotex or any such export association or joint venture, and other changes in our commercial arrangements with unrelated third parties;
•the adequacy of our property, business interruption and casualty insurance policies to cover potential hazards and risks incident to our business, and our willingness and ability to maintain current levels of insurance coverage as a result of market conditions, our loss experience and other factors;
•difficulties in realizing benefits under our long-term natural gas based pricing ammonia supply agreement with CF Industries, Inc., including the risks that the cost savings initially anticipated from the agreement may not be fully realized over the term of the agreement or that the price of natural gas or the market price for ammonia during the agreement's term are at levels at which the agreement’s natural gas based pricing is disadvantageous to us, compared with purchases in the spot market; and
•other risk factors reported from time to time in our Securities and Exchange Commission reports.
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

As of June 30, 2020, and December 31, 2019, the fair value of our major foreign currency exchange contracts was ($63.8) million and $(7.2) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of June 30, 2020					As of December 31, 2019
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2020	2021	2022	2023		2020	2021	2022
Foreign Currency Exchange Forwards
Canadian Dollar					$(15.2)				$7.6
Notional (million US$) - short Canadian dollars	$94.0	$14.4	$—	$—		$72.3	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3516	1.3852	—	—		1.3137	—	—
Notional (million US$) - long Canadian dollars	$289.5	$376.4	$113.2	$21.8		$585.2	$200.1	$90.6
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3262	1.3362	1.3255	1.3741		1.3117	1.3093	1.3245
Foreign Currency Exchange Collars
Canadian Dollar					$(0.4)				$0.2
Notional (million US$) - long Canadian dollars	$—	$—	$15.2	$—		$—	$—	$22.8
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	1.3483	—		—	—	1.3483
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	1.2800	—		—	—	1.2800

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$(47.4)				$(14.4)
Notional (million US$) - short Brazilian real	$589.0	$30.0	$—	$—		$464.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.4199	5.3296	—	—		4.1616	—	—
Notional (million US$) - long Brazilian real	$574.5	$194.4	$—	$—		$366.5	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.1232	5.1211	—	—		4.0628	—	—
Indian Rupee					$(0.8)				$(0.6)
Notional (million US$) - short Indian rupee	$163.0	$—	$—	$—		$115.4	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	76.3294	—	—	—		71.9895	—	—
Total Fair Value					$(63.8)				$(7.2)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of June 30, 2020, and December 31, 2019, the fair value of our natural gas commodities contracts was $2.7 million and $(4.0) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of June 30, 2020					As of December 31, 2019
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2020	2021	2022	2023	Fair Value	2020	2021	2022	2023	Fair Value
Natural Gas Swaps					$2.7					$(4.0)
Notional (million MMBtu) - long	9.8	18.5	4.9	—		20.6	18.5	4.9	—
Weighted Average Rate (US$/MMBtu)	$1.78	$1.95	$1.78	$—		$1.92	$1.98	$1.83	$—
Total Fair Value					$2.7					$(4.0)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of June 30, 2020, and December 31, 2019, the fair value of our interest rate contracts was $0.0 million and $11.4 million, respectively. In April 2020, the interest swap contracts were terminated which resulted in net proceeds of approximately $35 million and an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss). Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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
(b) Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended June 30, 2020.

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
On September 12, 2019, EPA and the Corps jointly issued a final regulation that repeals the 2015 Clean Water Rule and restores the previous regulatory regime. This regulation reestablishes national consistency by returning all jurisdictions to the longstanding regulatory framework that existed prior to the 2015 Clean Water Rule. The final regulation took effect sixty (60) days after publication in the Federal Register. A challenge to this rule making is possible.
The rule replacement for the 2015 Clean Water Rule, called the “Navigable Waters Protection Rule,” was finalized and issued jointly by EPA and the Corps on January 23, 2020. On June 22, 2020, the EPA and Corps new Navigable Waters Protection Rule went into effect in every state except for Colorado. The new Navigable Waters Protection Rule represents the second and final phase of the Trump administration’s rollback of the 2015 Obama-era “Clean Water Rule,” and both clarifies and limits the scope of waters subject to federal regulation under the federal Clean Water Act.
Two courts have already ruled on the validity of the Navigable Waters Protection Rule and its new definition of “waters of the United States.” The U.S. District of Colorado blocked the implementation of the Navigable Waters Protection Rule in Colorado, holding that a prior U.S. Supreme Court decision - Rapanos v. United States - foreclosed the interpretation the EPA and Corps are now advancing. On the same day, the Northern District of California reached the opposite conclusion, instead denying a motion by a group of states and cities to block the rule’s nationwide implementation. Similar requests for relief have been made in other federal district courts, including Arizona, Washington and New Mexico, with more appeals expected in the coming months.
We believe that the 2015 Clean Water Rule, if it had not been rescinded, would have expanded the types and extent of water resources regulated under federal law, thereby increasing the stringency of applicable permitting and reporting requirements, increasing our costs of compliance, including costs associated with wetlands and stream mitigation, lengthening the time necessary to obtain permits, and potentially restricting our ability to mine certain of our phosphate rock reserves.
The South Pasture Extension Mine Litigation. On January 8, 2020, the Hardee County Mining Coordinator issued a Notice of Violation (“NOV”) for the failure by Mosaic to proceed with reclamation of two designated Reclamation Units within the South Pasture Mine footprint. These two Reclamation Units comprise 166 acres of mined lands.  The NOV cites noncompliance with the County Land Development Regulations and with the conditions of Development of Regional Impact (“DRI”) Development Order 12-21 that was issued in 2012 to authorize continued mining at the South Pasture Mine, continued operation of the South Pasture beneficiation plant, and mining at the South Pasture Mine Extension. Through the NOV, the County requested that Mosaic submit a revised reclamation plan and schedule to demonstrate when initial reclamation activities would be completed for the two Reclamation Units identified in the NOV.
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
Extensive negotiations between Mosaic and County legal and technical staff resulted in an agreement that involved two separate but related actions: (1) secure a Waiver and Reclamation Schedule Extension through formal action by the BOCC at a quasi-judicial public hearing; and (2) enter into a Settlement Agreement that would require payment of a civil penalty by Mosaic for the non-compliance in meeting the required reclamation deadlines of the South Pasture Mine Development Order and the County Mining Ordinance. The Settlement Agreement would also be presented and acted upon at a formal public hearing before the BOCC.
On May 7, 2020, a quasi-public judicial hearing was held before the Hardee County BOCC. At that hearing, the BOCC voted unanimously to issue a Waiver of the applicable reclamation deadlines of the South Pasture Development Order and the County Ordinance for three specific reclamation areas of the South Pasture Mine. The Waiver also included a negotiated Alternative Reclamation Schedule that extends the deadline for completion of reclamation until the end of 2023. At that same hearing, the BOCC approved a Settlement Agreement that resolved all outstanding non-compliance associated with reclamation obligations at the South Pasture Mine and requires Mosaic to pay an agreed settlement amount of $249,000.
Cruz Litigation. On May 5, 2020, a class action complaint was filed in the U.S. District Court for the Middle District of Florida against The Mosaic Company and two co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants.

On July 6, 2020, Plaintiffs’ counsel advised of their intent to (i) voluntarily dismiss their suit due to lack of subject matter jurisdiction in the federal court and (ii) file the action in Florida state court. We understand any newly filed action would name as a defendant our wholly owned subsidiary, Mosaic Global Operations Inc. (the correct entity based on corporate successorship), not The Mosaic Company. We intend to vigorously defend this matter now and later, if dismissed and filed in state court.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K Report”). In addition to these risk factors, we include the following updated related to Covid-19:

The Covid-19 pandemic may materially adversely affect our business operations and financial condition
The recent outbreak of the novel coronavirus Covid-19 has spread across the globe and has been declared a pandemic by the World Health Organization. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or shelter in place” orders which generally direct individuals to remain at their places of residence. The outbreak of the Covid-19 pandemic could significantly disrupt our operations, key suppliers or third-party logistics providers due to the spread of the virus, shelter in place orders, quarantines or other measures implemented to prevent the spread of the virus. In some instances, the pandemic has impacted our business. As part of a government mandates, our Patrocinio operations in Brazil and Miski Mayo operations in Peru were temporarily suspended at the onset of the pandemic. Patrocinio has since restarted operations on April 7, 2020 and Miski Mayo resumed operations on May 13, 2020.
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
The occurrence of any of these events or an increase in the security of the outbreak on our employees or customers, or renewed or strong "shelter in place" orders, could have a material adverse effect on our business, financial condition and results of operations. The extent to which the Covid-19 outbreak impacts our operations and financial results will depend on future developments that are highly uncertain, including new information concerning the severity of the virus and the cost, time expected actions taken to contain its impact.
Other cascading effects of the Covid-19 pandemic that are not currently foreseeable could materially increase our costs, negatively impact our revenue and adversely impact our results of operations and liquidity, possibly to a significant degree. We cannot predict the severity or duration of any such impacts. The Covid-19 pandemic could have the effect of heightening many of the other risks described in Item 1A of our 2019 10-K Report.

Reduced oil refinery operating rates in the United States could have a material adverse impact on our business, financial condition or operating results
Worldwide demand for oil is collapsing amid the Covid-19 pandemic and global economic slowdown. As a result of the low demand and excess supply, oil producers are also finding it increasingly difficult to store all the oil being pumped.  Reduced oil refinery operating rates in the U.S. could result in decreased availability of molten sulfur, which could increase costs of sulfur procurement or decrease availability of sulfur needed in our phosphate production operations. While we have not yet become subject to such results in the sulfur procurement markets, procurement of sulfur at higher costs, if we are unable to pass those costs on in our product prices, or the reduction in the availability of sulfur for our use, could have a material adverse effect on our phosphate business, and/or ourfinancial condition or operating results.
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
On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. No repurchases were made in the six months ended June 30, 2020.
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
August 4, 2020