Form 10-Q
period 2020-09-30
MOSAIC CO
filed 2020-11-03
CIK 1285785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 379,090,013 shares of Common Stock as of November 1, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$2,381.5	$2,753.4	$6,224.3	$6,830.0
Cost of goods sold	2,026.4	2,473.5	5,570.8	6,013.4
Gross margin	355.1	279.9	653.5	816.6
Selling, general and administrative expenses	97.6	78.2	260.6	249.8
Impairment, restructuring and other expenses (benefit)	—	(15.6)	—	353.8
Other operating expense	159.0	77.8	274.8	113.3
Operating earnings	98.5	139.5	118.1	99.7
Interest expense, net	(43.0)	(43.2)	(133.4)	(136.2)
Foreign currency transaction gain (loss)	5.8	(53.8)	(174.3)	(10.4)
Other income	4.7	9.7	11.6	4.9
Earnings (loss) from consolidated companies before income taxes	66.0	52.2	(178.0)	(42.0)
Provision for (benefit from) income taxes	38.1	69.2	(97.6)	64.1
Earnings (loss) from consolidated companies	27.9	(17.0)	(80.4)	(106.1)
Equity in net (loss) of nonconsolidated companies	(32.5)	(23.0)	(82.3)	(34.3)
Net (loss) including noncontrolling interests	(4.6)	(40.0)	(162.7)	(140.4)
Less: Net earnings (loss) attributable to noncontrolling interests	1.6	4.1	(0.9)	6.0
Net (loss) attributable to Mosaic	$(6.2)	$(44.1)	$(161.8)	$(146.4)
Basic net (loss) per share attributable to Mosaic	$(0.02)	$(0.11)	$(0.43)	$(0.38)
Basic weighted average number of shares outstanding	379.1	385.0	379.0	385.5
Diluted net (loss) per share attributable to Mosaic	$(0.02)	$(0.11)	$(0.43)	$(0.38)
Diluted weighted average number of shares outstanding	379.1	385.0	379.0	385.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net earnings (loss) including noncontrolling interest	$(4.6)	$(40.0)	$(162.7)	$(140.4)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	59.7	(186.6)	(488.4)	(27.6)
Net actuarial gain (loss) and prior service cost	0.9	2.5	8.7	0.2
Realized gain on interest rate swap	0.4	0.5	1.2	1.6
Net gain (loss) on marketable securities held in trust fund	(2.3)	(6.4)	13.6	15.3
Other comprehensive income (loss)	58.7	(190.0)	(464.9)	(10.5)
Comprehensive income (loss)	54.1	(230.0)	(627.6)	(150.9)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.9	1.6	(10.2)	3.8
Comprehensive income (loss) attributable to Mosaic	$53.2	$(231.6)	$(617.4)	$(154.7)

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$923.0	$519.1
Receivables, net, including affiliate receivables of $137.1 and $51.2, respectively	794.6	803.9
Inventories	1,681.3	2,076.4
Other current assets	349.9	318.8
Total current assets	3,748.8	3,718.2
Property, plant and equipment, net of accumulated depreciation of $7,776.0 and $7,292.0, respectively	11,318.2	11,690.0
Investments in nonconsolidated companies	683.5	763.6
Goodwill	1,125.0	1,156.9
Deferred income taxes	657.0	515.4
Other assets	1,319.1	1,454.4
Total assets	$18,851.6	$19,298.5
Liabilities and Equity
Current liabilities:
Short-term debt	$215.5	$41.6
Current maturities of long-term debt	58.3	47.2
Structured accounts payable arrangements	626.5	740.6
Accounts payable	736.7	680.4
Accrued liabilities	1,228.7	1,081.9
Total current liabilities	2,865.7	2,591.7
Long-term debt, less current maturities	4,519.5	4,525.5
Deferred income taxes	1,030.5	1,040.7
Other noncurrent liabilities	1,731.7	1,773.0
Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares authorized, 389,972,150 shares issued and 379,090,013 shares outstanding as of September 30, 2020, 389,646,939 shares issued and 378,764,442 shares outstanding as of December 31, 2019	3.8	3.8
Capital in excess of par value	861.2	858.4
Retained earnings	9,721.6	9,921.5
Accumulated other comprehensive loss	(2,053.8)	(1,598.2)
Total Mosaic stockholders' equity	8,532.8	9,185.5
Noncontrolling interests	171.4	182.1
Total equity	8,704.2	9,367.6
Total liabilities and equity	$18,851.6	$19,298.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net (loss) earnings including noncontrolling interests	$(162.7)	$(140.4)
Adjustments to reconcile net (loss) earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	639.1	649.6
Deferred and other income taxes	(150.6)	(2.9)
Equity in net loss of nonconsolidated companies, net of dividends	82.2	39.4
Accretion expense for asset retirement obligations	50.7	44.3
Accretion expense for leases	19.0	—
Share-based compensation expense	5.2	25.0
Unrealized loss (gain) on derivatives	7.0	(55.9)
Foreign currency adjustments	145.9	91.1
Net proceeds from settlement of interest rate swaps	34.7	—
Impairment, restructuring and other expenses	—	353.8
Other	0.4	4.0
Changes in assets and liabilities:
Receivables, net	(62.3)	33.2
Inventories	192.4	(99.1)
Other current and noncurrent assets	40.3	(63.2)
Accounts payable and accrued liabilities	410.4	(30.9)
Other noncurrent liabilities	92.5	(30.2)
Net cash provided by operating activities	1,344.2	817.8
Cash Flows from Investing Activities:
Capital expenditures	(785.8)	(931.1)
Purchases of available-for-sale securities - restricted	(499.2)	(484.3)
Proceeds from sale of available-for-sale securities - restricted	489.5	468.2
Purchase of assets	—	(55.1)
Purchases of held-to-maturity securities	(0.7)	(14.5)
Proceeds from sale of held-to-maturity securities	1.7	2.3
Other	(0.2)	0.4
Net cash used in investing activities	(794.7)	(1,014.1)
Cash Flows from Financing Activities:
Payments of short-term debt	(1,332.7)	(441.7)
Proceeds from issuance of short-term debt	1,517.3	521.3
Payments of structured accounts payable arrangements	(848.0)	(762.5)
Proceeds from structured accounts payable arrangements	721.0	865.2
Proceeds from long-term debt	4.7	—
Payments of long-term debt	(50.9)	(32.9)
Repurchases of stock	—	(117.1)
Cash dividends paid	(56.8)	(48.2)
Other	(5.5)	(0.4)
Net cash used in financing activities	(50.9)	(16.3)
Effect of exchange rate changes on cash	(85.8)	0.1
Net change in cash, cash equivalents and restricted cash	412.8	(212.5)
Cash, cash equivalents and restricted cash - December 31	532.3	871.0
Cash, cash equivalents and restricted cash - September 30	$945.1	$658.5
See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019

Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:
Cash and cash equivalents	$923.0	$641.1
Restricted cash in other current assets	8.2	8.6
Restricted cash in other assets	13.9	8.8
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$945.1	$658.5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized of $23.3 and $20.9 for the nine months ended September 30, 2020 and 2019, respectively)	$110.0	$116.5
Income taxes (net of refunds)	(14.7)	114.3

See Notes to Condensed Consolidated Financial Statements

THE MOSAIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share amounts)
(Unaudited)

		Mosaic Shareholders
	Shares	Dollars
	Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
Balance as of June 30, 2019	385.9	$3.8	$1,002.9	$10,944.2	$(1,477.9)	$209.3	$10,682.3
Total comprehensive income (loss)	—	—	—	(44.1)	(187.5)	1.6	(230.0)
Stock based compensation	—	—	2.9	—	—	—	2.9
Share Repurchase	(5.8)	—	(124.5)	—	—	—	(124.5)
Dividends ($0.05 per share)	—	—	—	(19.4)	—	—	(19.4)
Dividends for noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Balance as of September 30, 2019	380.1	$3.8	$881.3	$10,880.7	$(1,665.4)	$210.8	$10,311.2

Balance as of December 31, 2018	385.5	$3.8	$985.9	$11,064.7	$(1,657.1)	$207.4	$10,604.7
Adoption of ASC Topic 842	—	—	—	0.6	—	—	0.6
Total comprehensive income (loss)	—	—	—	(146.4)	(8.3)	3.8	(150.9)
Vesting of restricted stock units	0.4	—	(5.1)	—	—	—	(5.1)
Stock based compensation	—	—	25.0	—	—	—	25.0
Share Repurchase	(5.8)	—	(124.5)	—	—	—	(124.5)
Dividends ($0.10 per share)	—	—	—	(38.2)	—	—	(38.2)
Dividends for noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Balance as of September 30, 2019	380.1	$3.8	$881.3	$10,880.7	$(1,665.4)	$210.8	$10,311.2

Balance as of June 30, 2020	379.1	$3.8	$855.4	$9,747.0	$(2,113.2)	$170.7	$8,663.7
Total comprehensive income (loss)	—	—	—	(6.2)	59.4	0.9	54.1
Stock based compensation	—	—	5.8	—	—	—	5.8
Dividends ($0.05 per share)	—	—	—	(19.2)	—	—	(19.2)
Dividends for noncontrolling interests	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2020	379.1	$3.8	$861.2	$9,721.6	$(2,053.8)	$171.4	$8,704.2

Balance as of December 31, 2019	378.8	$3.8	$858.4	$9,921.5	$(1,598.2)	$182.1	$9,367.6
Total comprehensive income (loss)	—	—	—	(161.8)	(455.6)	(10.2)	(627.6)
Vesting of restricted stock units	0.3	—	(2.7)	—	—	—	(2.7)
Stock based compensation	—	—	5.5	—	—	—	5.5
Dividends ($0.10 per share)	—	—	—	(38.1)	—	—	(38.1)
Dividends for noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Balance as of September 30, 2020	379.1	$3.8	$861.2	$9,721.6	$(2,053.8)	$171.4	$8,704.2

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
4. Other Financial Statement Data
The following provides additional information concerning selected balance sheet accounts:

	September 30, 2020	December 31, 2019
Other current assets
Income and other taxes receivable	$145.1	$179.5
Prepaid expenses	149.0	110.7
Other	55.8	28.6
	$349.9	$318.8

Other assets
Restricted cash	$13.9	$5.4
MRO inventory	129.3	126.8
Marketable securities held in trust	726.7	691.7
Operating lease right-of-use assets	183.7	192.1
Indemnification asset	21.4	40.6
Long-term receivable	50.0	81.6
Other	194.1	316.2
	$1,319.1	$1,454.4

Accrued liabilities
Payroll and employee benefits	171.0	173.8
Asset retirement obligations	186.1	154.4
Customer prepayments (a)	304.4	266.9
Accrued income and other taxes	92.8	33.9
Operating lease obligation	66.2	67.1
Other	408.2	385.8
	$1,228.7	$1,081.9

Other noncurrent liabilities
Asset retirement obligations	$1,183.1	$1,160.8
Operating lease obligation	118.8	127.0
Accrued pension and postretirement benefits	137.3	173.6
Unrecognized tax benefits	43.6	42.1
Other	248.9	269.5
	$1,731.7	$1,773.0
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
The following is a reconciliation of the numerator and denominator for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) attributable to Mosaic	$(6.2)	$(44.1)	$(161.8)	$(146.4)
Basic weighted average number of shares outstanding	379.1	385.0	379.0	385.5
Dilutive impact of share-based awards	—	—	—	—
Diluted weighted average number of shares outstanding	379.1	385.0	379.0	385.5
Basic net (loss) per share attributable to Mosaic	$(0.02)	$(0.11)	$(0.43)	$(0.38)
Diluted net (loss) per share attributable to Mosaic	$(0.02)	$(0.11)	$(0.43)	$(0.38)
A total of 1.9 million and 2.4 million shares of common stock subject to issuance related to share-based awards for the three and nine months ended September 30, 2020 and 2.7 million and 2.5 million for the three and nine months ended September 30, 2019, respectively, have been excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
6. Inventories
Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$83.0	$68.3
Work in process	594.9	618.4
Finished goods	829.5	1,219.3
Final price deferred(a)	56.1	47.9
Operating materials and supplies	117.8	122.5
	$1,681.3	$2,076.4
______________________________
(a)Final price deferred is product that has shipped to customers, but the price has not yet been agreed upon.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
7. Goodwill
Mosaic had goodwill of $1.1 billion as of September 30, 2020 and $1.2 billion as of December 31, 2019. We review goodwill for impairment annually in October and at any time events or circumstances indicate that the carrying value may not be fully recoverable, which is based on our accounting policy and GAAP. The changes in the carrying amount of goodwill, by reporting unit, are as follows:

	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other	Total
Balance as of December 31, 2019	$1,039.8	$105.0	$12.1	$1,156.9
Foreign currency translation	(22.6)	(9.3)	—	(31.9)
Balance as of September 30, 2020	$1,017.2	$95.7	$12.1	$1,125.0

Due to the carrying value of our assets being in excess of our market capitalization, we performed a review of goodwill as of September 30, 2020. We determined that our Potash reporting unit had an estimated fair value that was not significantly in excess of its carrying value, at 19.7%, and could be at risk of future impairment. We continue to believe that our long-term financial goals will be achieved. Our Mosaic Fertilizantes reporting unit has substantial fair value in excess of its carrying value. Foreign currency rates can impact the carrying value of our Potash and Mosaic Fertilizantes reporting units. We continue to monitor the rates of these reporting units as they could put them at risk of future impairment.
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
There were no other-than-temporary impairment write-downs on available-for-sale securities during the nine months ended September 30, 2020.
The estimated fair value of the investments in the RCRA Trusts as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$8.6	$—	$—	$8.6
Level 2
Corporate debt securities	191.2	13.1	(0.2)	204.1
Municipal bonds	191.5	7.9	(0.6)	198.8
U.S. government bonds	299.4	7.4	—	306.8
Total	$690.7	$28.4	$(0.8)	$718.3

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1
Cash and cash equivalents	$3.4	$—	$—	$3.4
Level 2
Corporate debt securities	194.2	5.8	(0.1)	199.9
Municipal bonds	188.3	4.4	(0.4)	192.3
U.S. government bonds	280.6	3.2	(2.5)	281.3
Total	$666.5	$13.4	$(3.0)	$676.9

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables show gross unrealized losses and fair values of the RCRA Trusts' available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities that have been in a continuous loss position for less than 12 months:
Corporate debt securities	$9.2	$(0.2)	$17.9	$—
Municipal bonds	25.6	—	11.7	(0.1)
U.S. government bonds	5.2	(0.5)	195.4	(2.5)
	$40.0	$(0.7)	$225.0	$(2.6)
Securities that have been in a continuous loss position for more than 12 months:
Corporate debt securities	$—	$—	$20.7	$(0.1)
Municipal bonds	5.4	(0.1)	14.7	(0.3)
U.S. government bonds	—	—	—	—
	$5.4	$(0.1)	$35.4	$(0.4)

The following table summarizes the balance by contractual maturity of the available-for-sale debt securities invested by the RCRA Trusts as of September 30, 2020. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations before the underlying contracts mature.

September 30, 2020
Due in one year or less	$28.8
Due after one year through five years	333.5
Due after five years through ten years	302.8
Due after ten years	44.6
Total debt securities	$709.7
For the three and nine months ended September 30, 2020, realized gains were $5.7 million and $14.8 million, respectively, and realized losses were $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2019, realized gains were $12.9 million and $16.2 million and realized losses were immaterial and $1.6 million, respectively.

9. Financing Arrangements
Structured Accounts Payable Arrangements
In Brazil, we finance some of our potash-based fertilizer, sulfur, ammonia and other raw material product purchases through third-party financing arrangements. These arrangements provide that the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, at a scheduled payment date and Mosaic makes payment to the third-party intermediary at a later date, stipulated in accordance with the commercial terms negotiated. As of September 30, 2020 and December 31, 2019, the total structured accounts payable arrangements were $626.5 million and $740.6 million, respectively.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Inventory Financing Arrangement
On January 7, 2020, we entered into an inventory financing arrangement with a bank to sell up to $400 million of certain commodities inventory for cash and subsequently repurchase the inventory at an agreed upon price and time in the future, not to exceed 180 days. Under the terms of the agreement, we may borrow up to 90% of the value of the inventory. It is later repurchased by Mosaic at the original sale price plus interest and any transaction costs. As of September 30, 2020, the outstanding balance under this facility was $0.
Receivable Purchasing Arrangement
On March 4, 2020, we entered into a Receivable Purchasing Agreement ("RPA"), with a bank whereby, from time-to-time, we sell certain receivables. The net face value of the purchased receivables may not exceed $150 million at any point in time. The purchase price of the receivable sold under the RPA is the face value of the receivable less an agreed upon discount. We record the purchase price as short-term debt, and recognize interest expense by accreting the liability through the due date of the underlying receivables. As of September 30, 2020, we had non-recourse short-term debt of $100.6 million related to the RPA. Following the sale to the bank, we continue to service the collection of the receivables on behalf of the bank without further consideration. The weighted average interest rate of the RPA related debt as of September 30, 2020 was 1.13%. In October 2020, subsequent to quarter end, the RPA was fully repaid.
Mosaic Credit Facility
In July 2020, we entered into a First Amendment to the Second Amended and Restated Credit Agreement,
Extension Agreement, and Increase Agreement (the “First Amendment”) to our unsecured and committed revolving credit facility, dated as of November 18, 2016 (the “Mosaic Credit Facility”). The First Amendment extends the maturity date of the Mosaic Credit Facility by one year, to November 18, 2022, and increases the revolving credit facility from $2.0 billion to $2.2 billion. The First Amendment also makes certain adjustments to the interest rate margins and pricing grid in a manner congruent with the debt ratings of the Company. No changes were made to the covenants in the Mosaic Credit Facility with respect to interest coverage and leverage ratio requirements pursuant to the First Amendment.

There are no borrowings outstanding under the Mosaic Credit Facility, and the net amount available for borrowing is approximately $2.2 billion, reflecting letters of credit outstanding under the Mosaic Credit Facility of approximately $13.0 million. Unused commitment fees under the Mosaic Credit Facility currently accrue at an annual rate of 0.40%.
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
Our legal obligations related to asset retirement require us to: (i) reclaim lands disturbed by mining as a condition to receive permits to mine phosphate ore reserves; (ii) treat low pH process water in Gypstacks to neutralize acidity; (iii) close and monitor Gypstacks at our Florida and Louisiana facilities at the end of their useful lives; (iv) remediate certain other conditional obligations; (v) remove all surface structures and equipment, plug and abandon mine shafts, contour and revegetate, as necessary, and monitor for five years after closing our Carlsbad, New Mexico facility; (vi) decommission facilities, manage tailings and execute site reclamation at our Saskatchewan potash mines at the end of their useful lives; (vii) de-commission mines in Brazil and Peru acquired as part of the Acquisition and (viii) decommission plant sites and close Gypstacks in Brazil, also as part of the Acquisition. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations, which is discounted using a credit-adjusted risk-free rate.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of our AROs is as follows:

(in millions)	September 30, 2020	December 31, 2019
AROs, beginning of period	$1,315.2	$1,160.1
Liabilities incurred	8.8	15.8
Liabilities settled	(87.0)	(112.8)
Accretion expense	50.7	62.4
Revisions in estimated cash flows	141.4	191.0
Foreign currency translation	(59.9)	(1.3)
AROs, end of period	1,369.2	1,315.2
Less current portion	(186.1)	(154.4)
Non-current portion of AROs	$1,183.1	$1,160.8
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
As of September 30, 2020 and December 31, 2019, the aggregate amounts of AROs associated with the combined Plant City Facility and Bonnie Facility gypstack closure costs included in our Condensed Consolidated Balance Sheets were $254.1 million and $211.2 million, respectively. The aggregate amount represented by the Plant City Bond exceeds the present value of the aggregate amount of ARO associated with that facility. This is because the amount of financial assurance we are required to provide represents the aggregate undiscounted estimated amount to be paid by us in the normal course of our Phosphates business over a period that may not end until three decades or more after the Gypstack has been closed, whereas the ARO included in our Condensed Consolidated Balance Sheet reflects the discounted present value of those estimated amounts.
11. Income Taxes
During the nine months ended September 30, 2020, gross unrecognized tax benefits decreased by $4.0 million to $35.5 million. The decrease is primarily related to releasing a reserve in the U.S. for AMT sequestration. If recognized, approximately $18.7 million of the $35.5 million in unrecognized tax benefits would affect our effective tax rate and net earnings in future periods.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We had accrued interest and penalties totaling $8.4 million and $7.4 million as of September 30, 2020 and December 31, 2019, respectively, that were included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
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
For the three months ended September 30, 2020, tax expense specific to the period was a cost of approximately $2.3 million. This consisted primarily of tax cost of $5.0 million recorded related to the filing of our U.S. tax return and $2.9 million related to the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) offset by a non-U.S. benefit of $5.6 million related to miscellaneous benefits and certain method changes. The CARES Act provides various tax relief measures to taxpayers impacted by Covid-19. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
Generally, for interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated effective tax rate. For the three months ended September 30, 2020, income tax expense

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
was impacted by this set of rules, resulting in an additional benefit of $3.0 million compared to what would have been recorded under the general rule on a consolidated basis.
For the nine months ended September 30, 2020, tax expense specific to the period was a benefit of approximately $28.5 million. This consisted primarily of tax benefit of $22.2 million recorded related to the impacts of the CARES Act to prior years. Tax expense specific to the period also included a tax cost of $5.0 million recorded related to the filing of our U.S. tax return, offset by a non-U.S. benefit of $5.5 million related to miscellaneous benefits and method changes and a benefit of $5.5 million related to release of the sequestration on AMT. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
12. Derivative Instruments and Hedging Activities
We periodically enter into derivatives to mitigate our exposure to foreign currency risks, interest rate movements and the effects of changing commodity prices. We record all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by using quoted market prices, third-party comparables, or internal estimates. We net our derivative asset and liability positions when we have a master netting arrangement in place. Changes in the fair value of the foreign currency, commodity and freight derivatives are immediately recognized in earnings.
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
From time to time, we enter into fixed-to-floating interest rate contracts. We apply fair value hedge accounting treatment to these contracts. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense. We had nine fixed-to-floating interest rate swap agreements with a total notional amount of $585.0 million as of December 31, 2019 related to our Senior Notes due 2023. All nine fixed-to-floating interest rate swap agreements were terminated in April of 2020, for which we received net proceeds of approximately $35 million. The termination resulted in an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss). As a result, Mosaic no longer has fixed-to-floating interest rate swap agreements in effect as of September 30, 2020.
As of September 30, 2020 and December 31, 2019, the gross asset position of our derivative instruments was $47.2 million and $29.9 million, respectively, and the gross liability position of our liability instruments was $67.2 million and $29.1 million, respectively.
As of September 30, 2020 and December 31, 2019, the following is the total absolute notional volume associated with our outstanding derivative instruments:

(in millions of Units)			September 30, 2020	December 31, 2019
Derivative Instrument	Derivative Category	Unit of Measure
Foreign currency derivatives	Foreign currency	US Dollars	2,705.7	1,923.3
Interest rate derivatives	Interest rate	US Dollars	—	585.0
Natural gas derivatives	Commodity	MMbtu	27.8	44.1
Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that are governed by International Swap and Derivatives Association agreements with the counterparties. These agreements contain provisions that allow us to settle for the net amount between payments and receipts, and also state that if our debt were to be rated below investment grade, certain counterparties could

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
request full collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2020 and December 31, 2019, was $34.6 million and $11.6 million, respectively. We have no cash collateral posted in association with these contracts. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020, we would have been required to post an additional $27.7 million of collateral assets, which are either cash or U.S. Treasury instruments, to the counterparties.
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
13. Fair Value Measurements
Following is a summary of the valuation techniques for assets and liabilities recorded in our Condensed Consolidated Balance Sheets at fair value on a recurring basis:
Foreign Currency Derivatives - The foreign currency derivative instruments that we currently use are forward contracts and zero-cost collars, which typically expire within eighteen months. Most of the valuations are adjusted by a forward yield curve or interest rates. In such cases, these derivative contracts are classified within Level 2. Some valuations are based on exchange-quoted prices, which are classified as Level 1. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment, or foreign currency transaction (gain) loss. As of September 30, 2020 and December 31, 2019, the gross asset position of our foreign currency derivative instruments was $32.9 million and $15.6 million, respectively, and the gross liability position of our foreign currency derivative instruments was $67.0 million and $22.9 million, respectively.
Commodity Derivatives - The commodity contracts primarily relate to natural gas. The commodity derivative instruments that we currently use are forward purchase contracts, swaps, and three-way collars. The natural gas contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts’ maturities and settlements are scheduled for future months and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. These market prices are adjusted by a forward yield curve and are classified within Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of cost of goods sold in our Corporate, Eliminations and Other segment. As of September 30, 2020 and December 31, 2019, the gross asset position of our commodity derivative instruments was $14.3 million and $2.9 million, respectively, and the gross liability position of our commodity instruments was $0.2 million and $6.2 million, respectively.
Interest Rate Derivatives - We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. From time to time, we also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. Valuations are based on external pricing sources and are classified as Level 2. Changes in the fair market values of these contracts are recognized in the Condensed Consolidated Financial Statements as a component of interest expense. In April 2020, we terminated our outstanding interest rate swap contracts which resulted in an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss). As of September 30, 2020 and December 31, 2019, the gross asset position of our interest rate swap instruments was zero and $11.4 million, respectively, and the gross liability position of our interest rate swap instruments was zero as of September 30, 2020 and December 31, 2019.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$923.0	$923.0	$519.1	$519.1
Accounts receivable	794.6	794.6	803.9	803.9
Accounts payable	736.7	736.7	680.4	680.4
Structured accounts payable arrangements	626.5	626.5	740.6	740.6
Short-term debt	215.5	215.5	41.6	41.6
Long-term debt, including current portion	4,577.8	5,007.9	4,572.7	4,920.9
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in AOCI, net of tax, by component during the three and nine months ended September 30, 2020 and September 30, 2019:

	Foreign Currency Translation Gain (Loss)	Net Actuarial Gain and Prior Service Cost	Amortization of Gain on Interest Rate Swap	Net Gain (Loss) on Marketable Securities Held in Trust	Total
Three Months Ended September 30, 2020
Balance as of June 30, 2020	$(2,016.3)	$(121.8)	$2.9	$22.0	$(2,113.2)
Other comprehensive income (loss)	50.5	2.7	0.5	(3.1)	50.6
Tax (expense) benefit	9.2	(1.8)	(0.1)	0.8	8.1
Other comprehensive income (loss), net of tax	59.7	0.9	0.4	(2.3)	58.7
Other comprehensive income (loss) attributable to noncontrolling interest	0.7	—	—	—	0.7
Balance as of September 30, 2020	$(1,955.9)	$(120.9)	$3.3	$19.7	$(2,053.8)

Three Months Ended September 30, 2019
Balance as of June 30, 2019	$(1,388.7)	$(107.6)	$1.5	$16.9	$(1,477.9)
Other comprehensive income (loss)	(183.1)	2.7	0.6	(6.6)	(186.4)
Tax (expense) benefit	(3.5)	(0.2)	(0.1)	0.2	(3.6)
Other comprehensive income (loss), net of tax	(186.6)	2.5	0.5	(6.4)	(190.0)
Other comprehensive income (loss) attributable to noncontrolling interest	2.5	—	—	—	2.5
Balance as of September 30, 2019	$(1,572.8)	$(105.1)	$2.0	$10.5	$(1,665.4)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(1,476.8)	$(129.6)	$2.1	$6.1	$(1,598.2)
Other comprehensive income (loss)	(488.9)	15.0	1.5	17.4	(455.0)
Tax (expense) benefit	0.5	(6.3)	(0.3)	(3.8)	(9.9)
Other comprehensive income (loss), net of tax	(488.4)	8.7	1.2	13.6	(464.9)
Other comprehensive income (loss) attributable to noncontrolling interest	9.3	—	—	—	9.3
Balance as of September 30, 2020	$(1,955.9)	$(120.9)	$3.3	$19.7	$(2,053.8)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(1,547.4)	$(105.3)	$0.4	$(4.8)	$(1,657.1)
Other comprehensive income (loss)	(22.2)	7.9	1.8	16.0	3.5
Tax (expense) benefit	(5.4)	(7.7)	(0.2)	(0.7)	(14.0)
Other comprehensive income (loss), net of tax	(27.6)	0.2	1.6	15.3	(10.5)
Other comprehensive income (loss) attributable to noncontrolling interest	2.2	—	—	—	2.2
Balance as of September 30, 2019	$(1,572.8)	$(105.1)	$2.0	$10.5	$(1,665.4)

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. Related Party Transactions
We enter into transactions and agreements with certain of our non-consolidated companies and other related parties from time to time. As of September 30, 2020 and December 31, 2019, the net amount due from our non-consolidated companies totaled $33.7 million and $23.2 million, respectively. These amounts include a long-term indemnification asset from Vale S.A. for reimbursement of pension plan obligations. This asset had a balance of $21.4 million and $32.5 million as of September 30, 2020 and December 31, 2019, respectively.
The Condensed Consolidated Statements of Earnings included the following transactions with our non-consolidated companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transactions with non-consolidated companies included in net sales	$200.4	$273.6	$571.5	$825.4
Transactions with non-consolidated companies included in cost of goods sold	224.2	396.7	619.7	947.5

As part of the MWSPC joint venture, we market approximately 25% of the MWSPC production. Marketing fees of approximately $1.5 million and $2.4 million, and $5.4 million and $7.0 million are included in revenue for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.
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
On October 24, 2017, a lease financing transaction was completed with respect to the completed tug and barge unit, and, following the application of proceeds from the transaction, all outstanding loans made by Gulf Sulphur Services to GMS, together with accrued interest, were repaid, and the bridge loans related to the first unit’s construction were repaid. As of September 30, 2020 and December 31, 2019, there were outstanding bridge loans of $74.7 million relating to the cancelled second barge and the remaining tug, which bridge loans are eliminated in consolidation. Reserves against the bridge loans of approximately $54.2 million were established in 2018 and remain unchanged. The construction of the remaining tug, funded by the bridge loan advances in excess of the reserves, is recorded within construction in-progress within our consolidated balance sheet. Several subsidiaries of Savage operate vessels utilized by Mosaic under time charter arrangements, including the ammonia tug and barge unit.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
16. Contingencies
We have described below material judicial and administrative proceedings to which we are subject.
Environmental Matters
We have contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by our subsidiaries or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites. At facilities currently or formerly owned by our subsidiaries or their predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives and by-product or process tailings have resulted in soil, surface water and/or groundwater contamination. Spills or other releases of regulated substances, subsidence from mining operations and other incidents arising out of operations, including accidents, have occurred previously at these facilities, and potentially could occur in the future, possibly requiring us to undertake or fund cleanup or result in monetary damage awards, fines, penalties, other liabilities, injunctions or other court or administrative rulings. In some instances, pursuant to consent orders or agreements with governmental agencies, we are undertaking certain remedial actions or investigations to determine whether remedial action may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals of approximately $58.5 million and $39.3 million as of September 30, 2020 and December 31, 2019, respectively, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material effect on our business or financial condition. However, material expenditures could be required in the future to remediate the contamination at known sites or at other current or former sites or as a result of other environmental, health and safety matters. Below is a discussion of the more significant environmental matters.
New Wales Water Loss Incident. In August 2016, a sinkhole developed under one of the two cells of the active Gypstack at our New Wales facility in Polk County, Florida, resulting in process water from the stack draining into the sinkhole. The incident was reported to the FDEP and EPA. In October 2016, our subsidiary, Mosaic Fertilizer, entered into a consent order (the “Order”) with the FDEP relating to the incident. Under the Order, Mosaic Fertilizer agreed to, among other things: implement a remediation plan to close the sinkhole; perform additional monitoring of the groundwater quality and act to assess and remediate in the event monitored off-site water does not comply with applicable standards as a result of the incident; evaluate the risk of potential future sinkhole formation at the New Wales facility and at Mosaic Fertilizer’s active Gypstack operations at the Bartow, Riverview and Plant City facilities and provide recommendations to address any identified issues; and provide financial assurance of no less than $40.0 million, which we have done without the need for any expenditure of corporate funds through satisfaction of a financial strength test and Mosaic parent guarantee. The Order did not require payment of civil penalties relating to the incident.
As of September 30, 2020, the sinkhole repairs were substantially complete. Additional expenditures could be required in the future for additional remediation or other measures in connection with the sinkhole including if, for example, FDEP or EPA were to request additional measures to address risks presented by the Gypstack. These expenditures could be material.  In addition, we are unable to predict at this time what, if any, impact the New Wales water loss incident will have on future Florida permitting efforts.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
We have been engaged in settlement discussions with U.S. EPA and the Department of Justice, originating with the allegations of violations of Clean Air Act Prevention of Significant Deterioration ("PSD") permitting requirements at the Plant City sulfuric acid plants and encompassing injunctive relief regarding sulfur dioxide emissions across Mosaic’s Florida sulfuric acid plant fleet.  With the closure of Plant City fertilizer operations, there is no longer a need to reach resolution with the government on injunctive relief (i.e., reduction of sulfur dioxide emissions) at that facility.  Furthermore, the Department of Justice has determined that there is no basis for proceeding with a settlement, as EPA and the Department have not currently alleged any violations of the Clean Air Act PSD permitting requirements at any other of Mosaic’s Florida sulfuric acid plants. On July 24, 2020, the DOJ filed a complaint against CF and stipulation of settlement, including a $550,000 civil penalty, concluding enforcement against CF related to the CF NOV.
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
Louisiana Parishes Coastal Zone Cases
Several Louisiana parishes and the City of New Orleans have filed lawsuits against hundreds of oil and gas companies seeking regulatory, restoration and compensatory damages in connection with historical oil, gas and sulfur mining and transportation

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
operations in the coastal zone of Louisiana. Mosaic is the corporate successor to certain companies which performed these types of operations in the coastal zone of Louisiana. Mosaic has been named in two of the lawsuits filed to date. In addition, in several other cases, historical oil, gas and sulfur operations which may have been related to Mosaic’s corporate predecessors have been identified in the complaints. Based upon information known to date, Mosaic has contractual indemnification rights against third parties for any loss or liability arising out of these claims pursuant to indemnification agreements entered into by Mosaic’s corporate predecessor(s) with third parties. There may also be insurance contracts which may respond to some or all of the claims. However, the financial ability of the third-party indemnitors, the extent of potential insurance coverage and the extent of potential liability from these claims is currently unknown.
In September 2019, counsel for several of the parishes announced that an agreement had been reached to settle the claims against Mosaic and its corporate predecessors, subject to approval by the participating parishes and the State of Louisiana. In connection with that settlement agreement, the proposed settlement payment obligations would be paid by third-party indemnitors.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
On February 5, 2020, the 11th Circuit Court of Appeals issued its Order denying the Petition for Rehearing. Under existing rules, the Appellants would be given 90 days from February 5, 2020 to file a Petition for Writ of Certiorari with the U.S. Supreme Court. However, due to the Covid-19 pandemic, on March 4th the U.S. Supreme Court issued an Order extending the deadlines for filing a Petition for Writ of Certiorari (a "Petition") to 150 days. Accordingly, the deadline for the NGO Plaintiffs to file a timely Petition was July 6, 2020. That date has passed, and the NGO Plaintiffs did not file a timely Petition. As a result, the decision by the 11th Circuit Court of Appeals upholding the U.S. District Court’s decision (affirming the federal approvals issued for Mosaic’s South Pasture Extension Mine and finding the AEIS consistent with federal law), is final and no longer subject to legal challenge.
Brazil Legal Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings regarding labor, environmental, mining and civil claims that allege aggregate damages and/or fines of approximately $830 million. We estimate that our probable aggregate loss with respect to these claims is approximately $61.0 million, net of deposits, which is included in our accrued liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2020.
Approximately $578.7 million of the maximum potential loss relates to labor claims, such as in-house and third-party employees' judicial proceedings alleging the right to receive overtime pay, additional payment due to work in hazardous conditions, risk premium, profit sharing, additional payment due to night work, salary parity and wage differences. We estimate that our probable aggregate loss regarding these claims is approximately $54.9 million, which is included in accrued liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2020.
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
The environmental judicial and administrative proceedings claims allege aggregate damages and/or fines in excess of $108.9 million; however, we estimate that our probable aggregate loss regarding these claims is approximately $4.2 million, which has been accrued as of September 30, 2020.
The mining judicial and administrative proceedings claims allege aggregate damages and/or fines of approximately $3.4 million. We estimate that our probable aggregate loss regarding these claims will be immaterial as of September 30, 2020.
Our Brazilian subsidiaries also have certain other civil contingent liabilities with respect to judicial, administrative and arbitration proceedings and claims related to contract disputes, pension plan matters, real state disputes and other civil matters arising in the ordinary course of business. These claims allege aggregate damages in excess of $138.8 million. We estimate that the probable aggregate loss with respect to these matters is approximately $1.9 million.

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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the Gypstack water ponds and lagoons, and monitoring the groundwater and soil quality. We also agreed to create a private reserve of natural heritage and to pay compensation in the amount of approximately $0.3 million, which was paid in July 2018. We are currently acting in compliance with our obligations under the judicial settlement and expect them to be completed by December 31, 2023.
Uberaba EHS Class Action
In 2013, the State of Minas Gerais public prosecutor filed a class action claiming that our predecessor company in Brazil did not comply with labor safety rules and working hour laws. This claim was based on an inspection conducted by the Labor and Employment Ministry in 2010, following which we were fined for not complying with several labor regulations. We filed our defense, claiming that we complied with these labor regulations and that the assessment carried out by the inspectors in 2010 was abusive. Following the initial hearing, the court ordered an examination to determine whether there has been any non-compliance with labor regulations. The examination is currently pending and the parties are negotiating a settlement. The amount claimed in the proceeding is $26.7 million.
Brazil Tax Contingencies
Our Brazilian subsidiaries are engaged in a number of judicial and administrative proceedings relating to various non-income tax matters. We estimate that our maximum potential liability with respect to these matters is approximately $322.7 million, of which $153.7 million is subject to an indemnification agreement entered into with Vale S.A in connection with the Acquisition.
Approximately $214.0 million of the maximum potential liability relates to a Brazilian federal value added tax, PIS and COFINS, and tax credit cases, while the majority of the remaining amount relates to various other non-income tax cases. The maximum potential liability can increase with new audits. Based on Brazil legislation and the current status of similar tax cases involving unrelated taxpayers, we believe we have recorded adequate loss contingency reserves sufficient to cover our estimate of probable losses, which are immaterial. If the status of similar tax cases involving unrelated taxpayer changes in the future, additional accruals could be required.
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

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment information for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Phosphates	Potash	Mosaic Fertilizantes	Corporate, Eliminations and Other (a)	Total
Three months ended September 30, 2020
Net sales to external customers	$586.2	$452.2	$1,140.5	$202.6	$2,381.5
Intersegment net sales	158.3	11.6	—	(169.9)	—
Net sales	744.5	463.8	1,140.5	32.7	2,381.5
Gross margin	21.8	107.6	176.9	48.8	355.1
Canadian resource taxes	—	26.1	—	—	26.1
Gross margin (excluding Canadian resource taxes)	21.8	133.7	176.9	48.8	381.2
Operating earnings (loss)	(114.9)	87.0	143.9	(17.5)	98.5
Capital expenditures	115.0	119.4	28.0	2.7	265.1
Depreciation, depletion and amortization expense	107.7	68.7	25.4	4.1	205.9
Three months ended September 30, 2019
Net sales to external customers	$615.6	$609.1	$1,388.3	$140.4	$2,753.4
Intersegment net sales	204.3	7.3	—	(211.6)	—
Net sales	819.9	616.4	1,388.3	(71.2)	2,753.4
Gross margin	(19.3)	158.3	132.1	8.8	279.9
Canadian resource taxes	—	58.1	—	—	58.1
Gross margin (excluding Canadian resource taxes)	(19.3)	216.4	132.1	8.8	338.0
Operating earnings (loss)	(69.9)	148.1	98.1	(36.8)	139.5
Capital expenditures	123.6	153.1	43.2	2.4	322.3
Depreciation, depletion and amortization expense	108.9	63.1	33.6	5.2	210.8
Nine months ended September 30, 2020
Net sales to external customers	$1,673.6	$1,435.6	$2,658.6	$456.5	$6,224.3
Intersegment net sales	452.7	25.2	—	(477.9)	—
Net sales	2,126.3	1,460.8	2,658.6	(21.4)	6,224.3
Gross margin	(43.4)	348.3	344.1	4.5	653.5
Canadian resource taxes	—	109.9	—	—	109.9
Gross margin (excluding Canadian resource taxes)	(43.4)	458.2	344.1	4.5	763.4
Operating earnings (loss)	(281.1)	306.7	249.3	(156.8)	118.1
Capital expenditures	375.1	329.1	73.0	8.6	785.8
Depreciation, depletion and amortization expense	336.0	210.6	80.6	11.9	639.1
Nine months ended September 30, 2019
Net sales to external customers	$1,814.3	$1,698.3	$2,919.0	$398.4	$6,830.0
Intersegment net sales	729.0	20.7	—	(749.7)	—
Net sales	2,543.3	1,719.0	2,919.0	(351.3)	6,830.0
Gross margin	23.7	524.8	219.7	48.4	816.6
Canadian resource taxes	—	161.4	—	—	161.4
Gross margin (excluding Canadian resource taxes)	23.7	686.2	219.7	48.4	978.0
Operating earnings (loss)	(419.5)	497.9	127.8	(106.5)	99.7
Capital expenditures	366.1	423.6	135.8	5.6	931.1
Depreciation, depletion and amortization expense	317.4	219.7	97.2	15.3	649.6
Total Assets
As of September 30, 2020	$6,930.1	$7,236.7	$3,356.6	$1,328.2	$18,851.6
As of December 31, 2019	7,183.5	7,219.2	3,974.9	920.9	19,298.5
______________________________

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(a)The “Corporate, Eliminations and Other” category includes the results of our ancillary distribution operations in India and China.  For the three and nine months ended September 30, 2020, distribution operations in India and China had revenue of $200.9 million and $439.2 million, respectively, and gross margin of $18.4 million and $40.4 million, respectively. For the three and nine months ended September 30, 2019, distribution operations in India and China had revenue of $134.3 million and $360.8 million, respectively, and gross margin of $0.4 million and $19.6 million, respectively.
Financial information relating to our operations by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net sales(a):
Brazil	$1,109.7	$1,347.3	$2,579.4	$2,831.0
Canpotex(b)	192.8	272.1	555.0	811.4
Canada	122.2	157.0	376.9	435.3
India	104.0	85.2	242.0	185.3
China	96.8	48.8	210.7	172.7
Argentina	36.9	25.3	120.0	97.7
Paraguay	28.3	38.7	71.0	86.2
Peru	26.1	27.1	32.1	73.3
Mexico	23.5	28.6	71.2	108.8
Colombia	21.1	28.7	61.1	67.3
Japan	15.9	1.8	60.4	10.8
Australia	10.6	12.0	51.9	68.1
Thailand	4.8	5.6	13.9	18.8
Honduras	4.3	3.6	21.8	11.7
Other	17.2	35.0	67.0	89.7
Total international countries	1,814.2	2,116.8	4,534.4	5,068.1
United States	567.3	636.6	1,689.9	1,761.9
Consolidated	$2,381.5	$2,753.4	$6,224.3	$6,830.0
______________________________
(a)Revenues are attributed to countries based on location of customer.
(b)Canpotex is the export association of two Saskatchewan potash producers. The net sales of potash from Mosaic to Canpotex included in our consolidated financial statements in the Net Sales line represent Mosaic’s sales of potash to Canpotex, and are recognized upon delivery to the unrelated third-party customer. Canpotex sales to the ultimate third-party customers are approximately; 25% to customers based in Brazil, 22% to customers based in China, 10% to customers based in India, 8% to customers based in Indonesia and 35% to customers based in the rest of the world.

THE MOSAIC COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Net sales by product type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Sales by product type:
Phosphate Crop Nutrients	$677.0	$736.7	$1,783.8	$1,904.6
Potash Crop Nutrients	727.3	891.9	1,856.3	2,175.9
Crop Nutrient Blends	376.5	509.0	915.8	1,089.8
Performance Products(a)	361.3	356.9	914.2	895.1
Phosphate Rock	14.5	14.1	28.5	33.5
Other(b)	224.9	244.8	725.7	731.1
	$2,381.5	$2,753.4	$6,224.3	$6,830.0
____________________________________________
(a)Includes sales of MicroEssentials®, K-Mag, and Aspire.
(b)Includes sales of industrial potash, feed products, nitrogen and other products.

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
Results of Operations
The following table shows the results of operations for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three months ended				Nine months ended
	September 30,		2020-2019		September 30,		2020-2019
(in millions, except per share data)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net sales	$2,381.5	$2,753.4	$(371.9)	(14)%	$6,224.3	$6,830.0	$(605.7)	(9)%
Cost of goods sold	2,026.4	2,473.5	(447.1)	(18)%	5,570.8	6,013.4	(442.6)	(7)%
Gross margin	355.1	279.9	75.2	27%	653.5	816.6	(163.1)	(20)%
Gross margin percentage	15%	10%			10%	12%
Selling, general and administrative expenses	97.6	78.2	19.4	25%	260.6	249.8	10.8	4%
Impairment, restructuring and other expenses (benefit)	—	(15.6)	15.6	NM	—	353.8	(353.8)	NM
Other operating expense	159.0	77.8	81.2	104%	274.8	113.3	161.5	143%
Operating earnings	98.5	139.5	(41.0)	(29)%	118.1	99.7	18.4	18%
Interest expense, net	(43.0)	(43.2)	0.2	—%	(133.4)	(136.2)	2.8	(2)%
Foreign currency transaction gain (loss)	5.8	(53.8)	59.6	NM	(174.3)	(10.4)	(163.9)	NM
Other income	4.7	9.7	(5.0)	(52)%	11.6	4.9	6.7	137%
Earnings (loss) from consolidated companies before income taxes	66.0	52.2	13.8	26%	(178.0)	(42.0)	(136.0)	NM
Provision for (benefit from) income taxes	38.1	69.2	(31.1)	(45)%	(97.6)	64.1	(161.7)	NM
Earnings (loss) from consolidated companies	27.9	(17.0)	44.9	NM	(80.4)	(106.1)	25.7	(24)%
Equity in net (loss) of nonconsolidated companies	(32.5)	(23.0)	(9.5)	41%	(82.3)	(34.3)	(48.0)	140%
Net (loss) including noncontrolling interests	(4.6)	(40.0)	35.4	(89)%	(162.7)	(140.4)	(22.3)	16%
Less: Net earnings (loss) attributable to noncontrolling interests	1.6	4.1	(2.5)	(61)%	(0.9)	6.0	(6.9)	NM
Net (loss) attributable to Mosaic	$(6.2)	$(44.1)	$37.9	(86)%	$(161.8)	$(146.4)	$(15.4)	11%
Diluted net (loss) per share attributable to Mosaic	$(0.02)	$(0.11)	$0.09	(82)%	$(0.43)	$(0.38)	$(0.05)	13%
Diluted weighted average number of shares outstanding	379.1	385.0			379.0	385.5
Overview of Consolidated Results for the three months ended September 30, 2020 and 2019
For the three months ended September 30, 2020, Mosaic had a net loss of $(6.2) million, or $(0.02) per diluted share, compared to a net loss of $(44.1) million, or $(0.11) per diluted share, for the prior year period. The current period results were impacted by $125 million pre-tax, or $0.25 per diluted share, related to the following notable items:

•Asset retirement obligation costs of $76 million, or $(0.12) per diluted share, related to revisions in the estimated costs of our asset retirement obligations
•Other operating expenses of $35 million, or $(0.05) per diluted share, related to an increase in an environmental remediation reserve at our New Wales, FL facility
•Unrealized gain on derivatives of $25 million, or $0.03 per diluted share
•Depreciation expense of $19 million, or $(0.03) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $17 million, or $(0.03) per diluted share, related to maintaining closed and indefinitely idled facilities
•A change in the effective annual tax rate creating an expense of $14 million, or $(0.04) per diluted share
•Other operating expenses of $8 million, or $(0.01) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business (as defined below)
•Other operating expenses of $7 million, or $(0.01) per share, related to integration costs of our North American business operations
•Foreign currency transaction gain of $6 million, or $0.01 per diluted share
•Other non-operating income of $6 million, or $0.01 per diluted share, related to a realized gain on RCRA trust securities
•Discrete income tax expense of $2 million, or $(0.01) per diluted share
During the three months ended September 30, 2019, our results included:
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
In addition to the items noted above, our operating results during the three months ended September 30, 2020, were unfavorably impacted in our Potash segment by lower average selling prices compared to the prior year period. Selling prices began declining in the first half of 2019 due to adverse weather conditions in North America. They continued to decline in 2020, due to lower export prices, as China and India contract prices set a floor for the market, and to new suppliers entering the marketplace. Prices have begun to strengthen in North America and Brazil however, there is generally a lag between the timing of price increases and when the benefit is recognized. Potash sales volumes decreased slightly in North America in the current year period following strong sales volumes in the second quarter of 2020.

Operating results for the three months ended September 30, 2020 were unfavorably impacted by lower sales volumes in our Phosphates segment due to inventory limitations resulting from a very strong spring season. During the quarter, planned maintenance turnarounds and severe weather negatively impacted third quarter 2020 production volumes, and together with continued customer demand, limited the company's ability to rebuild inventory levels. In addition, operating results were unfavorably impacted by a decrease in average selling prices compared to the same period in the prior year. Although selling prices have risen from the low levels seen at the end of 2019, they are still below the same period of the prior year. Prices have risen throughout 2020 due to tightness in global supply and demand and a decrease in competitor shipments into North America. Competitor shipments were impacted by anticipation of potential import duties against producers in Morocco and Russia which may result from the countervailing duty investigations into imports of phosphate fertilizers. Phosphate selling prices have continued to strengthen into the fourth quarter of 2020. Operating results were favorably impacted in the current year period by lower raw material costs, primarily sulfur and ammonia, compared to the prior year period.
For the three months ended September 30, 2020, operating results were favorably impacted by our Mosaic Fertilizantes segment. Sales volumes increased compared to the same period in the prior year, due to strong market demand and efforts to grow our market share in the current period. Operating results were also favorably impacted by lower raw material costs in the current year compared to the prior year period, driven by global supply and demand. Timing of maintenance turnarounds in the current year period also favorably impacted operating results. Operating results were unfavorably impacted by lower average selling prices in the current year compared to the prior year period, driven by international pricing trends, and favorable foreign currency impacts.
Other Highlights
•In July, 2020, we increased the limit of our revolving credit facility from $2.0 billion to $2.2 billion and extended the term by one year. We continue to hold a liquidity position, including cash and available committed lines of credit, in excess of $3 billion.
•We received approval from the U.S. Environmental Protection Agency to re-use phosphogypsum as roadbed material.
•Subsequent to quarter end, the company completed retirement of all short-term financing drawn during the first quarter of 2020 to mitigate COVID-19 risk.
Overview of Consolidated Results for the nine months ended September 30, 2020 and 2019
Net loss attributable to Mosaic for the nine months ended September 30, 2020 was $(161.8) million, or $(0.43) per diluted share, compared to a net loss of $(146.4) million, or $(0.38) per diluted share, for the same period a year ago. The results for the nine months ended September 30, 2020 were impacted by $487 million pre-tax, due to the following notable items:
•Foreign currency transaction loss of $174 million, or ($0.32) per diluted share
•Asset retirement obligation costs of $126 million, or $(0.19) per diluted share, related to revisions in the estimated costs of our asset retirement obligations
•Depreciation expense of $63 million, or $(0.09) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $52 million, or $(0.10) per diluted share, related to maintaining closed and indefinitely idled facilities
•Other operating expenses of $35 million, or $(0.05) per diluted share related to an increase in an environmental remediation reserve at our New Wales, FL facility
•Discrete income tax benefit of $29 million, or $0.08 per diluted share
•A change in the effective annual tax rate, creating a benefit of $18 million, or $0.04 per diluted share
•Unrealized loss on derivatives of $17 million, or ($0.05) per diluted share
•Other operating expenses of $17 million, or $(0.03) per diluted share, related to an increase in reserves for legal contingencies of the Acquired Business (as defined below)
•Other non-operating income of $14 million, or $0.02 per diluted share, related to a realized gain on RCRA trust securities

•Idle plant costs of $13 million, or $(0.02) per diluted share, related to the government-mandated shutdown on March 16, 2020, of our Miski Mayo phosphate rock mine in Peru due to the Covid-19 outbreak
•Other operating income of $7 million, or $0.01 per diluted share, related to a legal settlement
•Other operating expenses of $7 million, or $(0.01) per share, related to integration costs of our North American business operations
•Write-down of assets of $4 million, or $(0.01) per diluted share
During the nine months ended September 30, 2019, our results included:
•Plant City closing costs of $354 million, or $(0.70) per diluted share. There was a discrete income tax benefit of $81 million associated with this
•Discrete income tax expense of $26 million, or $(0.07) per diluted share
•Asset retirement obligation costs of $30 million, or $(0.06) per diluted share, related to revisions in the estimated costs of our asset retirement obligations
•Expenses of $21 million, or $(0.04) per diluted share, related to repairing the lateral movement at the Gypstack at our Uncle Sam facility in Louisiana
•Depreciation expense of $12 million, or $(0.02) per diluted share, related to the acceleration of the closure of our K1 and K2 mine shafts at our Esterhazy, Saskatchewan mine as we ramp up K3
•Other operating expenses of $17 million, or $(0.04) per diluted share, related to the Acquisition, partially offset by income of $12 million, or $0.03 per diluted share, related to the reversal of our previously estimated and accrued earn-out obligation to Vale
•Foreign currency transaction losses of $10 million, or $(0.01) per diluted share
•Unrealized gains on derivatives of $25 million, or $0.05 per diluted share
•Other operating income of $8 million, or $0.02 per diluted share, related to insurance proceeds for the 2017 flooding at the Miski Mayo mine
•Other non-operating income of $13 million, or $0.02 per diluted share, related to a realized gain on RCRA trust securities
Results for the nine months ended September 30, 2020 and 2019 reflected the factors discussed above in the discussion for the three months ended September 30, 2020 and 2019, in addition to those noted below. Certain of these factors are discussed in more detail in the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating results in our Potash segment for the nine months ended September 30, 2020 were unfavorably impacted by a decrease in the average selling price of potash compared to the prior year period, partially offset by higher sales volumes. These results were driven by the factors mentioned above in the three-month discussion, as well as a strong winter fill program in North America, which resulted in higher sales volumes in the first quarter of 2020, and weather challenges in 2019 that were not experienced in 2020.
Operating results in our Phosphates segment for the nine months ended September 30, 2020 were unfavorably impacted by lower phosphate average selling prices compared to the prior year period. These results were driven by the factors mentioned above in the three-month discussion. Operating results in the current year period were favorably impacted by higher finished product sales volumes. In addition to the factors mentioned above in the three month discussion, North America experienced a late fall application season in 2019, which drove increased sales volumes in the first quarter of 2020. Current year operating results were also favorably impacted by lower idle plant and turnaround costs compared to the prior year.
For the nine months ended September 30, 2020, operating results in our Mosaic Fertilizantes segment were favorably impacted by an increase in sales volumes in the current year compared to the prior year period, driven by strong market demand, efforts to grow our market share, better performance at our production facilities and favorable foreign currency impacts. These results were offset by the unfavorable impact of lower average sales prices, as discussed above in the three-month discussion.

Other Highlights
•We continue to execute well and drive toward our 2021 operational targets. Mosaic Fertilizantes is on track to exceed the previously announced $50 million in transformational savings targeted for 2020. The Esterhazy K3 mine development project continues to progress, with the fourth automated miner placed into service in the third quarter of 2020 and the fifth subsequent to quarter end.
•Ma'aden Wa'ad Al Shamal Phosphate Company ("MWSPC"), a subsidiary of Saudi Arabian Mining Company (Ma'aden), in which Mosaic holds a 25 percent interest, refinanced its project level debt. The refinancing removes recourse to Mosaic by all lenders to MWSPC, and defers principal paydown until June 30, 2022, enhancing expected free cash flow. Mosaic's contractual commitment to make future cash contributions to MWSPC has also been eliminated.
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
•We have experienced limited adverse financial and operational Covid-19 related impacts to our operating facilities, employees, supply chain and logistics in 2020. The Company implemented measures that are intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules, in order to minimize the number of employees at one location. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or shelter-in-place” orders. In accordance with such orders, operations at our Miski Mayo mine in Peru were closed on March 16, 2020. Operations resumed on May 13, 2020. Our Patrocino operations in Brazil were also closed for ten days, restarting operations on April 7, 2020. These closures resulted in minimal disruptions to our operations.

Phosphates Net Sales and Gross Margin
The following table summarizes the Phosphates segment’s net sales, gross margin, sales volume, selling prices and raw material prices:

	Three months ended				Nine months ended
	September 30,		2020-2019		September 30,		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net sales:
North America	$439.9	$484.1	$(44.2)	(9)%	$1,204.6	$1,326.6	$(122.0)	(9)%
International	304.6	335.8	(31.2)	(9)%	921.7	1,216.7	(295.0)	(24)%
Total	744.5	819.9	(75.4)	(9)%	2,126.3	2,543.3	(417.0)	(16)%
Cost of goods sold	722.7	839.2	(116.5)	(14)%	2,169.7	2,519.6	(349.9)	(14)%
Gross margin	$21.8	$(19.3)	$41.1	NM	$(43.4)	$23.7	$(67.1)	NM
Gross margin as a percentage of net sales	3%	(2)%			(2)%	1%
Sales volumes(a) (in thousands of metric tonnes)
DAP/MAP	1,134	1,311	(177)	(14)%	3,632	3,727	(95)	(3)%
Performance and Other(b)	930	883	47	5%	2,586	2,441	145	6%
Total finished product tonnes	2,064	2,194	(130)	(6)%	6,218	6,168	50	1%
Rock	238	536	(298)	(56)%	526	1,401	(875)	(62)%
Total Phosphates Segment Tonnes(a)	2,302	2,730	(428)	(16)%	6,744	7,569	(825)	(11)%
Realized prices ($/tonne)
Average finished product selling price (destination)(a)	$354	$355	$(1)	0%	$337	$396	$(59)	(15)%
DAP selling price (fob mine)	$307	$310	$(3)	(1)%	$289	$343	$(54)	(16)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$273	$306	$(33)	(11)%	$290	$331	$(41)	(12)%
Sulfur (long ton)	$86	$119	$(33)	(28)%	$80	$136	$(56)	(41)%
Blended rock (metric tonne)	$60	$65	$(5)	(8)%	$61	$63	$(2)	(3)%
Production volume (in thousands of metric tonnes) - North America	2,038	2,111	(73)	(3)%	6,015	6,153	(138)	(2)%
____________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of MicroEssentials® and animal feed ingredients.
Three months ended September 30, 2020 and September 30, 2019
The Phosphates segment’s net sales were $744.5 million for the three months ended September 30, 2020, compared to $819.9 million for the three months ended September 30, 2019. The decrease in net sales in the current year period was primarily due to lower sales volumes and an unfavorable pricing impact, due to the mix of products sold. These two factors impacted net sales by approximately $65 million and $10 million, respectively compared to the prior year period.
Our average finished product selling price was $354 per tonne for the three months ended September 30, 2020, comparable to the same period a year ago.

The Phosphates segment’s sales volumes of finished products decreased by 6% for the three months ended September 30, 2020, compared to the same period in the prior year, due to the factors discussed in the Overview.
Gross margin for the Phosphates segment increased to $21.8 million for the three months ended September 30, 2020, from $(19.3) million for the three months ended September 30, 2019. The increase in gross margin in the current year period was primarily due to significantly lower raw materials costs, as discussed below, which favorably impacted gross margin by approximately $50 million compared to the prior year period. This was partially offset by the unfavorable impact from the mix of products sold of approximately $10 million in the current year.
The average consumed price for ammonia for our North American operations decreased to $273 per tonne for the three months ended September 30, 2020, from $306 in the same period a year ago. We typically purchase approximately one-third of our ammonia from various suppliers in the spot market, with the remaining two-thirds either purchased through an ammonia supply agreement or produced internally at our Faustina, Louisiana location. The average consumed sulfur price for our North American operations decreased to $86 per long ton for the three months ended September 30, 2020, from $119 in the same period a year ago. The purchase prices of these raw materials are driven by global supply and demand. The consumed ammonia and sulfur prices also include transportation, transformation, and storage costs.
The average consumed cost of purchased and produced phosphate rock decreased to $60 per tonne for the three months ended September 30, 2020, compared to $65 per tonne for the three months ended September 30, 2019. For the three months ended September 30, 2020, our North American phosphate rock production decreased to 3.0 million tonnes from 3.1 million tonnes for the same period of the prior year.
The Phosphates segment's production of crop nutrient dry concentrates and animal feed ingredients decreased slightly to 2.0 million tonnes for the three months ended September 30, 2020, compared to 2.1 million tonnes for the same period in the prior year. Our operating rate for processed phosphate production decreased to 82% for the three months ended September 30, 2020, from 87% for the same period in 2019.
Nine months ended September 30, 2020 and September 30, 2019
The Phosphates segment’s net sales were $2.1 billion for the nine months ended September 30, 2020, compared to $2.5 billion for the nine months ended September 30, 2019. The decrease in net sales was primarily due to lower selling prices and sales volumes in the current year period, which unfavorably impacted net sales by approximately $330 million and $80 million, respectively, compared to the prior year period.
Our average finished product selling price was $337 per tonne for the nine months ended September 30, 2020, a decrease of 15% per tonne from the same period a year ago, due to the factors discussed in the Overview.
The Phosphates segment’s sales volumes of finished products increased by 1% for the nine months ended September 30, 2020, compared to the same period in the prior year ago.
Gross margin for the Phosphates segment decreased to $(43.4) million for the nine months ended September 30, 2020, from $23.7 million for the nine months ended September 30, 2019. The decrease in gross margin in the current year period was primarily due to the impact of lower finished product prices of approximately $330 million compared to the prior year. This was partially offset by lower raw material costs as discussed below, impacting gross margin by approximately $230 million, and lower costs of approximately $50 million which related to the timing of idle plant and turnaround costs in the current year period. Gross margin was also unfavorably impacted by approximately $20 million, due to lower sales volumes.
The average consumed price for ammonia for our North American operations was $290 per tonne for the nine months ended September 30, 2020, compared to $331 in the same period a year ago. The average consumed price for sulfur for our North American operations decreased to $80 per long ton for the nine months ended September 30, 2020, from $136 in the same period a year ago.  The purchase prices of these raw materials are driven by global supply and demand.
The average consumed cost of purchased and produced phosphate rock was $61 per tonne for the nine months ended September 30, 2020, compared to $63 per tonne for the prior year period. Our North American phosphate rock production increased to 9.8 million tonnes for the nine months ended September 30, 2020, compared to 9.0 million for the nine months ended September 30, 2019. The increase from the prior year is due to favorable performance of our Four Corners mine. In the prior year period, production suffered due to challenges caused by weather, and operational challenges as we transitioned into new mining areas.
The Phosphate segment's production of crop nutrient dry concentrates and animal feed ingredients was 6.0 million tonnes for the nine months ended September 30, 2020, compared to 6.2 million tonnes in the prior year period. For the nine months ended September 30, 2020, our operating rate for processed phosphate production decreased to 81%, compared to 84% in the same period of the prior year.
Potash Net Sales and Gross Margin
The following table summarizes the Potash segment’s net sales, gross margin, sales volume and selling price:

	Three months ended				Nine months ended
	September 30,		2020-2019		September 30,		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net sales:
North America	$251.7	$327.7	$(76.0)	(23)%	$849.4	$859.3	$(9.9)	(1)%
International	212.0	288.7	(76.7)	(27)%	611.3	859.7	(248.4)	(29)%
Total	463.7	616.4	(152.7)	(25)%	1,460.7	1,719.0	(258.3)	(15)%
Cost of goods sold	356.1	458.1	(102.0)	(22)%	1,112.4	1,194.2	(81.8)	(7)%
Gross margin	$107.6	$158.3	$(50.7)	(32)%	$348.3	$524.8	$(176.5)	(34)%
Gross margin as a percentage of net sales	23%	26%			24%	31%
Sales volume(a) (in thousands of metric tonnes)
MOP	2,030	2,099	(69)	(3)%	6,021	5,747	274	5%
Performance and Other(b)	234	222	12	5%	701	598	103	17%
Total Potash Segment Tonnes	2,264	2,321	(57)	(2)%	6,722	6,345	377	6%
Realized prices ($/tonne)
Average finished product selling price (destination)	$205	$266	$(61)	(23)%	$217	$271	$(54)	(20)%
MOP selling price (fob mine)	$170	$235	$(65)	(28)%	$181	$240	$(59)	(25)%
Production volume (in thousands of metric tonnes)	2,111	1,771	340	19%	6,377	6,205	172	3%
______________________________
(a) Includes intersegment sales volumes.
(b) Includes sales volumes of K-mag, Aspire and animal feed ingredients.
Three months ended September 30, 2020 and September 30, 2019
The Potash segment’s net sales decreased to $463.7 million for the three months ended September 30, 2020, compared to $616.4 million in the same period a year ago. The decrease was due to lower selling prices and sales volumes, which had unfavorable impacts on net sales of approximately $140 million and approximately $10 million, respectively.
Our average finished product selling price was $205 per tonne for the three months ended September 30, 2020, compared to $266 per tonne for the same period a year ago, as a result of the factors described in the Overview.
The Potash segment’s sales volumes of finished products decreased slightly to 2.26 million tonnes for the three months ended September 30, 2020, compared to 2.32 million tonnes in the same period a year ago.
Gross margin for the Potash segment decreased to $107.6 million for the three months ended September 30, 2020, from $158.3 million in the same period of the prior year. The decrease in gross margin in the current year period is primarily due to approximately $140 million of lower selling prices and approximately $10 million of lower sales volumes. These were partially offset by approximately $40 million of lower maintenance related turnaround costs due to timing of when the turnarounds occurred, lower plant spending of approximately $30 million, and lower Canadian resource taxes of approximately $32 million as discussed below.
We had expense of $26.1 million from Canadian resource taxes for the three months ended September 30, 2020, compared to $58.1 million in the same period a year ago. Canadian royalty expense decreased to $6.9 million for the three months ended September 30, 2020, compared to $8.5 million for the three months ended September 30, 2019. The fluctuations in Canadian resource taxes are a result of a decrease in average selling prices and margins, due to the factors discussed in the Overview. The decrease in royalties is due to the reduction in sales revenue.
We incurred $28 million in brine inflow management expenses, including depreciation on brine assets, at our Esterhazy mine during the three months ended September 30, 2020, compared to $32 million for the three months ended September 30, 2019. We have been effectively managing the brine inflows at Esterhazy since 1985, and from time to time we experience changes to the amounts and patterns of brine inflows. Inflows continue to be within the range of our historical experience. Brine inflow expenditures continue to reflect the cost of addressing changing inflow patterns, including inflows from below our mine workings, which can be more complex and costly to manage. Our past investments in remote injection and increased pumping capacities facilitate our management of the brine inflows and the amount of brine stored in the mine. We are continuing the expansion of capacity in our Potash segment with the K3 shaft at our Esterhazy mine. Once completed, this will provide us the opportunity to eliminate future brine inflow management costs after we close our K1 and K2 shafts in the future.
Our operating rate for potash production was 87% for the current year period, compared to 67% in the prior year period. The change in our operating rate from the prior year period is primarily due to the timing of maintenance turnarounds which took place in the third quarter of the prior year and are planned for the fourth quarter of 2020.
Nine months ended September 30, 2020 and September 30, 2019
The Potash segment’s net sales decreased to $1.5 billion for the nine months ended September 30, 2020, compared to $1.7 billion in the same period a year ago. The decrease was due to lower selling prices, which had an unfavorable impact on net sales of approximately $370 million, partially offset by higher sales volumes, which had a favorable impact on net sales of approximately $110 million.
Our average selling price was $217 per tonne for the nine months ended September 30, 2020, compared to $271 per tonne for the same period a year ago, due to the factors discussed above in the Overview.
The Potash segment’s sales volumes increased to 6.7 million tonnes for the nine months ended September 30, 2020, compared to 6.3 million tonnes in the same period a year ago, due to the factors discussed in the Overview.
Gross margin for the Potash segment decreased to $348.3 million for the nine months ended September 30, 2020, from $524.8 million for the same period in the prior year. Gross margin was unfavorably impacted by approximately $370 million, due to the decrease in average selling prices, partially offset by approximately $40 million, due to the impact of higher sales volumes. Gross margin was favorably impacted by lower maintenance turnaround costs of approximately $70 million due to the timing of when turnarounds occurred, and approximately $30 million of lower plant spending and fixed cost absorption due to higher production volumes and inventory unit values, in the current year period compared to the prior year period. Gross margin was also favorably impacted in the current period by approximately $50 million due to lower Canadian resource taxes and royalties, as discussed below.
We incurred $109.9 million in Canadian resource taxes for the nine months ended September 30, 2020, compared to $161.4 million in the same period a year ago. Canadian royalty expense decreased to $22.9 million for the nine months ended September 30, 2020, compared to $30.7 million for the nine months ended September 30, 2019. The fluctuations in Canadian resource taxes and royalties are due to lower average selling prices and margins in the current year period compared to the prior year.
We incurred expense of $79 million, including depreciation on brine assets, related to managing the brine inflows at our Esterhazy mine during the nine months ended September 30, 2020, compared to $104 million in the prior year period.
Our operating rate was 88% for the current year period, compared to 79% in the prior year period. The change in our operating rate from the prior year period is primarily due to the timing of maintenance turnarounds, which took place in the third quarter of the prior year and are planned for the fourth quarter of 2020, and to a change in our operating capacities, as we indefinitely idled our Colonsay, Saskatchewan mine in the fourth quarter of 2019.

Mosaic Fertilizantes Net Sales and Gross Margin
The following table summarizes the Mosaic Fertilizantes segment’s net sales, gross margin, sales volume and selling price.

	Three months ended				Nine months ended
	September 30,		2020-2019		September 30,		2020-2019
(in millions, except price per tonne or unit)	2020	2019	Change	Percent	2020	2019	Change	Percent
Net Sales	$1,140.5	$1,388.3	$(247.8)	(18)%	$2,658.6	$2,919.0	$(260.4)	(9)%
Cost of goods sold	963.6	1,256.2	(292.6)	(23)%	2,314.5	2,699.3	(384.8)	(14)%
Gross margin	$176.9	$132.1	$44.8	34%	$344.1	$219.7	$124.4	57%
Gross margin as a percent of net sales	16%	10%			13%	8%
Sales volume (in thousands of metric tonnes)
Phosphate produced in Brazil	1,343	846	497	59%	3,203	2,021	1,182	58%
Potash produced in Brazil	85	88	(3)	(3)%	231	241	(10)	(4)%
Purchased nutrients for distribution	2,160	2,500	(340)	(14)%	4,789	4,791	(2)	—%
Total Mosaic Fertilizantes Segment Tonnes	3,588	3,434	154	4%	8,223	7,053	1,170	17%
Realized prices ($/tonne)
Average finished product selling price (destination)	$318	$404	$(86)	(21)%	$323	$414	$(91)	(22)%
Brazil MAP price (delivered price to third party)	$366	$406	$(40)	(10)%	$337	$445	$(108)	(24)%
Purchases ('000 tonnes)
DAP/MAP from Mosaic	82	201	(119)	(59)%	429	664	(235)	(35)%
MicroEssentials® from Mosaic	373	294	79	27%	897	852	45	5%
Potash from Mosaic/Canpotex	622	868	(246)	(28)%	1,623	1,878	(255)	(14)%
Average cost per unit consumed in cost of goods sold:
Ammonia (metric tonne)	$329	$375	$(46)	(12)%	$368	$385	$(17)	(4)%
Sulfur (long ton)	$107	$178	$(71)	(40)%	$119	$190	$(71)	(37)%
Blended rock (metric tonne)	$65	$103	$(38)	(37)%	$69	$104	$(35)	(34)%
Production volume (in thousands of metric tonnes)	1,025	765	260	34%	3,057	2,341	716	31%
______________________________
Three months ended September 30, 2020 and September 30, 2019
The Mosaic Fertilizantes segment’s net sales decreased to $1.1 billion for the three months ended September 30, 2020, from $1.4 billion in the same period a year ago. The decrease in net sales was due to lower sales prices, which unfavorably impacted net sales by approximately $310 million, partially offset by higher sales volumes in the current year period, which favorably impacted net sales by approximately $100 million. Net sales were also unfavorably impacted by foreign currency impacts of approximately $35 million.
Our average finished product selling price was $318 per tonne for the three months ended September 30, 2020, compared to $404 per tonne for the same period a year ago, due to the decline in global prices described in the Overview.

The Mosaic Fertilizantes segment’s sales volumes of finished products increased to 3.6 million tonnes for the three months ended September 30, 2020, compared to 3.4 million tonnes in the same period a year ago, as a result of the factors described in the Overview.
Gross margin for the Mosaic Fertilizantes segment increased to $176.9 million for the three months ended September 30, 2020, from $132.1 million in the same period of the prior year. Gross margin increased approximately $45 million in the current year period compared to the same period in the prior year partly due to a favorable impact of approximately $50 million related to better performance at our production facilities. These facilities had higher idle costs and fixed cost absorption in the prior year period due to lower production tonnes related to the temporary idling of our mines, as we worked to comply with new legislation regarding tailing dams in Brazil. Gross margin was also favorably impacted by lower raw materials costs of approximately $25 million, lower turnaround and idle costs of approximately $20 million due to timing of when these occurred, a favorable impact from foreign currency changes of approximately $20 million and an impact of approximately $10 million due to increased sales volumes. These were partially offset by the negative impact of approximately $80 million from lower sales prices compared to the prior year period.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients increased 34%, to 1.0 million tonnes, for the three months ended September 30, 2020, from 0.8 million tonnes in the prior year period. For the three months ended September 30, 2020, our operating rate increased to 80%, compared to 62% in the same period of the prior year. In the prior year period, two of our mines were temporarily idled to address legislation which introduced new rules regarding tailing dam safety, construction, environmental licenses and operations.
For the three months ended September 30, 2020, our Brazilian phosphate rock production increased to 1.1 million tonnes from 0.7 million tonnes for the prior year period. The lower production in the prior year was due to the idling of two of our mines as discussed above.
Nine months ended September 30, 2020 and 2019
The Mosaic Fertilizantes segment’s net sales were $2.7 billion for the nine months ended September 30, 2020, compared to $2.9 billion in the prior year period. In the current period, net sales were unfavorably impacted by lower sales prices of approximately $750 million, and foreign currency changes of approximately $75 million compared to the prior year period. These were partially offset by the favorable impact of higher sales volumes of approximately $565 million in the current year period compared to the prior year.
The average finished product selling price decreased $91 per tonne to $323 per tonne for the nine months ended September 30, 2020, compared to $414 per tonne in the prior year period, primarily due to the decline in global prices mentioned in the Overview.
The Mosaic Fertilizantes segment’s sales volume increased to 8.2 million tonnes for the nine months ended September 30, 2020, from 7.1 million tonnes in the same period a year ago, due to factors mentioned above in the Overview.
Total gross margin for the nine months ended September 30, 2020, increased to $344.1 million from $219.7 million in the same period in the prior year. In the current year period, gross margin was favorably impacted by favorable sales volumes of approximately $70 million, and lower raw materials costs of approximately $80 million. Better performance at our production facilities resulted in a favorable gross margin impact of approximately $50 million, as certain facilities were temporarily idled in the prior year period as we worked to comply with the new legislation mentioned above in the three-month discussion. Gross margin was also positively impacted by lower turnaround and idle costs of approximately $60 million, due to the timing of when these occurred, and favorable foreign currency impacts of approximately $90 million. These increases were partially offset by lower sales prices of approximately $230 million in the current year period as compared to the prior year.
The Mosaic Fertilizantes segment's production of crop nutrient dry concentrates and animal feed ingredients increased 31% to 3.1 million tonnes for the nine months ended September 30, 2020, from 2.3 million tonnes in the prior year period. The lower production in the prior year was due to the temporary idling of three of our mines for a large portion of the period to address legislation regarding tailing dams as discussed above. For the nine months ended September 30, 2020, our operating rate was 81%, compared to 63% in the same period of the prior year.

For the nine months ended September 30, 2020, our Brazilian phosphate rock production increased to 3.2 million tonnes from 1.7 million tonnes for the same period of the prior year, due to the temporary idling of our mines in the prior year period as discussed above.
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
For the three months ended September 30, 2020, gross margin for Corporate, Eliminations and Other was $48.8 million, compared to $8.8 million for the same period in the prior year. The change was driven by a net unrealized gain of $24.7 million in the current year period, primarily on foreign currency and commodity derivatives, compared to a net unrealized loss of $6.4 million in the prior year period. Distribution operations in India and China had revenue of $200.9 million and gross margin of $18.4 million in the current year period, compared to revenue of $134.3 million and gross margin of $0.4 million in the prior year period. The increase in revenue during the current year period compared to the prior year was due to the timing of settlement of certain supply agreements. Results were also impacted by the elimination of profit on intersegment sales of $14.0 million in the current year period, compared to $28.0 million in the prior year period.
For the nine months ended September 30, 2020, gross margin for Corporate, Eliminations and Other was $4.5 million, compared to $48.4 million for the same period in the prior year. The change was driven by a net unrealized loss of $17.0 million in the current year period, primarily on foreign currency derivatives, compared to a net unrealized gain of $25.6 million in the prior year period. Distribution operations in India and China had revenue of $439.2 million and gross margin of $40.4 million in the current year period, compared to revenue of $360.8 million and gross margin of $19.6 million in the prior year period. Results were also impacted by the elimination of profit on intersegment sales in the current year period of $3.4 million, compared to $28.8 million in the prior year period.
Other Income Statement Items

	Three months ended				Nine months ended
	September 30,		2020-2019		September 30,		2020-2019
(in millions)	2020	2019	Change	Percent	2020	2019	Change	Percent
Selling, general and administrative expenses	$97.6	$78.2	$19.4	25%	$260.6	$249.8	$10.8	4%
Impairment, restructuring and other expenses (benefit)	—	(15.6)	15.6	(100)%	—	353.8	(353.8)	NM
Other operating expense	159.0	77.8	81.2	104%	274.8	113.3	161.5	143%
Interest expense	(50.8)	(53.1)	2.3	(4)%	(158.6)	(161.1)	2.5	(2)%
Interest income	7.8	9.9	(2.1)	(21)%	25.2	24.9	0.3	1%
Interest expense, net	(43.0)	(43.2)	0.2	—%	(133.4)	(136.2)	2.8	(2)%
Foreign currency transaction gain (loss)	5.8	(53.8)	59.6	NM	(174.3)	(10.4)	(163.9)	NM
Other income	4.7	9.7	(5.0)	(52)%	11.6	4.9	6.7	137%
Provision for (benefit from) income taxes	38.1	69.2	(31.1)	(45)%	(97.6)	64.1	(161.7)	NM
Equity in net (loss) of nonconsolidated companies	(32.5)	(23.0)	(9.5)	41%	(82.3)	(34.3)	(48.0)	140%
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $97.6 million for the three months ended September 30, 2020, compared to $78.2 million in the same period of the prior year. The increase was due to approximately $10 million of higher incentive compensation related expense and approximately $10 million of higher consulting and professional fees, related to executing on our strategic priorities, compared to the prior year period.

Selling, general and administrative expenses were $260.6 million for the nine months ended September 30, 2020, compared to $249.8 million in the same period of the prior year. The increase from the prior year period was primarily due to the higher consulting and professional services of approximately $10 million noted above in the three-month discussion.

Other Operating Expense
For the three months ended September 30, 2020, we had other operating expenses of $159.0 million, compared to $77.8 million for the same period in the prior year. The three months ended September 30, 2020 includes approximately $76 million related to revisions in estimated closure costs for our asset retirement obligations at our closed facilities, and approximately $35 million related to an environmental reserve for our New Wales, FL facility. The current year period also includes approximately $17 million related to costs for closed and indefinitely idled facilities, approximately $8 million related to reserves for legal matters and approximately $7 million related to integration costs of our North American business operations.

For the nine months ended September 30, 2020, we had other operating expenses of $274.8 million, compared to $113.3 million for the same period in the prior year. The nine months ended September 30, 2020 include approximately $126 million related to revisions in estimated closure costs for our asset retirement obligations and $52 million related to costs for closed and indefinitely idled facilities. The current year period also includes the environmental reserve, reserves for legal matters and integration costs mentioned above in the three month discussion.
Foreign Currency Transaction Gain (Loss)
We recorded a foreign currency transaction gain of $5.8 million and a loss of $(174.3) million for the three and nine months ended September 30, 2020, compared to losses of $(53.8) million and $(10.4) million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020, the gain was primarily the result of the effect of the weakening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries.
For the nine months ended September 30, 2020, the loss is primarily the result of the effect of the strengthening of the U.S. dollar relative to the Brazilian real on significant U.S. dollar-denominated payables held by our Brazilian subsidiaries and the strengthening of the U.S. dollar relative to the Canadian dollar on significant U.S. dollar-denominated intercompany loans. A portion of these foreign currency gains and losses recorded in the Condensed Consolidated Statement of (Loss) Earnings are offset in Accumulated Other Comprehensive Income (Loss) in equity.
Equity in Net (Loss) Earnings of Nonconsolidated Companies
For the three and nine months ended September 30, 2020, we had equity in net loss of nonconsolidated companies of $32.5 million and $82.3 million, respectively, compared to equity in net loss of nonconsolidated companies of $23.0 million and $34.3 million for the same periods in the prior year. This loss is primarily related to operations at MWSPC.
Provision for (Benefit from) Income Taxes

Three months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
September 30, 2020	57.7%	$38.1
September 30, 2019	132.6%	$69.2

Nine months ended	Effective Tax Rate	Provision for (Benefit from) Income Taxes
September 30, 2020	54.8%	$(97.6)
September 30, 2019	(152.6)%	$64.1
Income tax expense was $38.1 million and the effective tax rate was 57.7% for the three months ended September 30, 2020.

For the three months ended September 30, 2020, tax expense specific to the period was a cost of approximately $2.3 million. This consisted primarily of tax cost of $5.0 million recorded related to the filing of our U.S. tax return and $2.9 million related to the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) offset by a non-U.S. benefit of $5.2 million related to certain method changes. The CARES Act provides various tax relief measures to taxpayers impacted by Covid-19. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
For the nine months ended September 30, 2020, tax expense specific to the period was a benefit of approximately $28.5 million. This consisted primarily of tax benefit of $22.2 million recorded related to the impacts of the CARES Act to prior years. The CARES Act provides various tax relief measures to taxpayers impacted by Covid-19. Tax expense specific to the period also included a tax cost of $5.0 million recorded related to the filing of our U.S. tax return offset by a non-U.S. benefit of $5.2 million related to law changes and a benefit of $5.5 million related to release of the sequestration on AMT. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, by a benefit associated with depletion, and by the impact of certain entities being taxed in both foreign jurisdictions and the U.S., including foreign tax credits for various taxes incurred.
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
Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents of $0.9 billion, short-term debt of $0.2 billion, long-term debt, including current maturities, of approximately $4.6 billion, and stockholders’ equity of approximately $8.7 billion. We have a target liquidity buffer of up to $3.0 billion, including cash and available committed and uncommitted credit lines. We expect our liquidity to fluctuate from time to time, especially in the first quarter of each year, to manage through the seasonality of our business. We also target debt leverage ratios that are consistent with investment grade credit metrics. Our capital allocation priorities include maintaining our target investment grade metrics and financial strength, sustaining our assets, including ensuring the safety and reliability of our assets, investing to grow our business, either through organic growth or taking advantage of strategic opportunities, and returning excess cash to shareholders, including paying our dividend. During the nine months ended September 30, 2020, we invested $785.8 million in capital expenditures.
Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash, cash equivalents and borrowings under our committed and uncommitted credit facilities, as needed, will be sufficient to finance our operations, including our capital expenditures, existing strategic initiatives and expected dividend payments, for the next 12 months. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. As of September 30, 2020, we had $2.19 billion available under our $2.20 billion committed revolving credit facility and approximately $500 million available under uncommitted facilities. Our credit facilities, including the revolving credit facility and our term loans, require us to maintain certain financial ratios, as discussed in Note 10 of our Notes to Consolidated Financial Statements in our 10-K Report.  We were in compliance with these ratios as of September 30, 2020.
All of our cash and cash equivalents are diversified in highly rated investment vehicles. Our cash and cash equivalents are held either in the U.S. or held by non-U.S. subsidiaries and are not subject to significant foreign currency exposures, as the majority are held in investments denominated in U.S. dollars as of September 30, 2020. These funds may create foreign currency transaction gains or losses, however, depending on the functional currency of the entity holding the cash. In addition, there are no significant restrictions that would preclude us from bringing these funds back to the U.S., aside from withholding taxes.
The following table represents a comparison of the net cash provided by operating activities, net cash provided by or used in investing activities, and net cash used in or provided by financing activities for the nine months ended September 30, 2020 and September 30, 2019:

(in millions)	Nine months ended
	September 30, 2020		2020-2019
Cash Flow	2020	2019	Change	Percent
Net cash provided by operating activities	$1,344.2	$817.8	$526.4	64%
Net cash used in investing activities	(794.7)	(1,014.1)	219.4	(22)%
Net cash used in financing activities	(50.9)	(16.3)	(34.6)	NM
Operating Activities
During the nine months ended September 30, 2020, net cash provided by operating activities was $1.3 billion, compared to $817.8 million for the nine months ended September 30, 2019. Our results of operations, after non-cash adjustments to net earnings, contributed $670.9 million to cash flows from operating activities during the nine months ended September 30, 2020, compared to a contribution of $1,008 million as computed on the same basis for the prior year period. During the nine months ended September 30, 2020, we had a favorable working capital change of $673.3 million, compared to an unfavorable change of $190.2 million during the nine months ended September 30, 2019.
The change in working capital for the nine months ended September 30, 2020, was primarily driven by an increase in accounts payable and accrued expenses of $410.4 million, an increase in other noncurrent liabilities of $92.5 million, and a decrease in inventories of $192.4 million. The increase in accounts payable and accrued liabilities was primarily related to normal business activities such as customer prepayments in Brazil, revisions in estimates of AROs, and the timing of property tax payments and interest payments on long-term debt. The increase in other noncurrent liabilities was related to increases in estimates for our AROs and environmental liabilities. The decrease in inventories was primarily due to higher sales volumes in the current year period which resulted in lower inventory on hand.
Investing Activities
Net cash used in investing activities was $794.7 million for the nine months ended September 30, 2020, compared to $1,014.1 million for the same period a year ago. We had capital expenditures of $785.8 million for the nine months ended September 30, 2020, compared to $931.1 million in the prior year period. The decrease was due to deferring certain capital projects until later in the year and the timing of payments.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020, was $50.9 million, compared to $16.3 million for the same period in the prior year. For the nine months ended September 30, 2020, we had net proceeds from borrowings on short-term debt of $184.6 million, compared to $79.6 million in the prior year. During the current year, to increase available cash on hand, we entered into short-term inventory and accounts receivable financing agreements. Also, in response to the economic uncertainty created by the Covid-19 outbreak, we drew $400 million on our revolving credit facility in the first quarter of 2020, which was repaid in the second quarter. We had net payments on structured accounts payable of $127 million, compared to $102.7 million in the prior year period. We also paid dividends of $56.8 million in the current year period. We have not made any repurchases of our Common Stock during the nine months of 2020.
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
•the impact of the novel coronavirus Covid-19 pandemic on the global economy and our business, suppliers, customers, employees and the communities in which we operate, as further described in Part II, Item 1A of this 10-Q Report;
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
•changes in the operation of world phosphate or potash markets, including consolidation in the crop nutrient industry, particularly if we do not participate in the consolidation;
•the expansion or contraction of production capacity or selling efforts by competitors or new entrants in the industries in which we operate, including the effects of actions by members of Canpotex to prove the production capacity of potash expansion projects, through proving runs or otherwise;
•political and economic instability in the Kingdom of Saudi Arabia and, in general, the future success of current plans for the MWSPC joint venture and any future changes in those plans;
•build-up of inventories in the distribution channels for our products that can adversely affect our sales volumes and selling prices;
•the effect of future product innovations or development of new technologies on demand for our products;
•seasonality in our business that results in the need to carry significant amounts of inventory and seasonal peaks in working capital requirements, which may result in excess inventory or product shortages;
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
•actual costs of various items differing from management’s current estimates, including, among others, asset retirement, environmental remediation, reclamation or other environmental obligations and Canadian resource taxes and royalties, or the costs of MWSPC or its existing or future funding;
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
•brine inflows at our Esterhazy, Saskatchewan potash mine;
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

As of September 30, 2020, and December 31, 2019, the fair value of our major foreign currency exchange contracts was ($32.7) million and $(7.2) million, respectively. The table below provides information about Mosaic’s significant foreign exchange derivatives.

(in millions US$)	As of September 30, 2020					As of December 31, 2019
	Expected Maturity Date				Fair Value	Expected Maturity Date			Fair Value
	Years ending December 31,					Years ending December 31,
	2020	2021	2022	2023		2020	2021	2022
Foreign Currency Exchange Forwards
Canadian Dollar					$(2.0)				$7.6
Notional (million US$) - short Canadian dollars	$39.9	$68.5	$48.4	$6.0		$72.3	$—	$—
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3784	1.3349	1.3285	1.3304		1.3137	—	—
Notional (million US$) - long Canadian dollars	$205.4	$579.6	$129.5	$36.2		$585.2	$200.1	$90.6
Weighted Average Rate - Canadian dollar to U.S. dollar	1.3255	1.3327	1.3242	1.3542		1.3117	1.3093	1.3245
Foreign Currency Exchange Collars
Canadian Dollar					$(0.2)				$0.2
Notional (million US$) - long Canadian dollars	$—	$—	$30.3	$—		$—	$—	$22.8
Weighted Average Participation Rate - Canadian dollar to U.S. dollar	—	—	1.3432	—		—	—	1.3483
Weighted Average Protection Rate - Canadian dollar to U.S. dollar	—	—	1.2875	—		—	—	1.2800

Foreign Currency Exchange Non-Deliverable Forwards
Brazilian Real					$(28.3)				$(14.4)
Notional (million US$) - short Brazilian real	$676.7	$44.6	$—	$—		$464.4	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.4519	5.3409	—	—		4.1616	—	—
Notional (million US$) - long Brazilian real	$337.8	$285.6	$—	$—		$366.5	$—	$—
Weighted Average Rate - Brazilian real to U.S. dollar	5.1254	5.2229	—	—		4.0628	—	—
Indian Rupee					$(2.2)				$(0.6)
Notional (million US$) - short Indian rupee	$165.0	$—	$—	$—		$115.4	$—	$—
Weighted Average Rate - Indian rupee to U.S. dollar	75.0346	—	—	—		71.9895	—	—
Total Fair Value					$(32.7)				$(7.2)

Further information regarding foreign currency exchange rates and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Commodities
As of September 30, 2020, and December 31, 2019, the fair value of our natural gas commodities contracts was $13.8 million and $(4.0) million, respectively.
The table below provides information about our natural gas derivatives which are used to manage the risk related to significant price changes in natural gas.

(in millions)	As of September 30, 2020					As of December 31, 2019
	Expected Maturity Date					Expected Maturity Date
	Years ending December 31,					Years ending December 31,
	2020	2021	2022	2023	Fair Value	2020	2021	2022	2023	Fair Value
Natural Gas Swaps					$13.8					$(4.0)
Notional (million MMBtu) - long	4.3	18.5	4.9	—		20.6	18.5	4.9	—
Weighted Average Rate (US$/MMBtu)	$1.89	$1.97	$1.80	$—		$1.92	$1.98	$1.83	$—
Total Fair Value					$13.8					$(4.0)

Further information regarding commodities and derivatives is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K Report and Note 12 to the Condensed Consolidated Financial Statements in this report.
Interest Rates
We manage interest expense through interest rate contracts to convert a portion of our fixed-rate debt into floating-rate debt. We also enter into interest rate swap agreements to hedge our exposure to changes in future interest rates related to anticipated debt issuances. As of September 30, 2020, and December 31, 2019, the fair value of our interest rate contracts was zero and $11.4 million, respectively. In April 2020, the interest swap contracts were terminated which resulted in net proceeds of approximately $35 million and an immaterial impact to our Condensed Consolidated Statement of Earnings (Loss). Further information regarding our interest rate contracts is included in Note 12 to the Condensed Consolidated Financial Statements in this report.

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
(b)    Changes in Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any such changes during the three months ended September 30, 2020.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have included information about legal and environmental proceedings in Note 16 to our Condensed Consolidated Financial Statements in this report. This information is incorporated herein by reference.
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

Two courts have already ruled on the validity of the Navigable Waters Protection Rule and its new definition of “waters of the United States.” The U.S. District of Colorado blocked the implementation of the Navigable Waters Protection Rule in Colorado, holding that a prior U.S. Supreme Court decision - Rapanos v. United States - foreclosed the interpretation the EPA and Corps are now advancing. On the same day, the Northern District of California reached the opposite conclusion, instead denying a motion by a group of states and cities to block the rule’s nationwide implementation. Similar requests for relief have been made in other federal district courts, including Arizona, Washington and New Mexico, with more appeals expected in the coming months. In August 2020, the Justice Department, an industry coalition and individual landowners filed a Notice of Appeal with the U.S. Court of Appeals for the 10th Circuit to challenge the injunction entered by the Colorado District Court.
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
Given the relationship between the Plant City fertilizer plant and the South Pasture beneficiation plant, and facing adverse market conditions, Mosaic idled the South Pasture beneficiation plant in September 2018. Idling of the South Pasture Mine beneficiation plant in September 2018 resulted in no tailings sand being produced by the processing of phosphate matrix.  As a result, there was no tailings sand available for use in sand backfilling reclamation at the South Pasture Mine, and specifically, the two Reclamation Units identified in the County’s January 8th NOV.
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
Mosaic has satisfied the payment obligation of the Settlement Agreement and continues to implement the Alternative Reclamation Schedule, as required. Monitoring programs have been put in place to ensure continued compliance with the Waiver and Settlement Agreement.
Cruz Litigation. On May 5, 2020, a putative class action complaint was filed in the U.S. District Court for the Middle District of Florida against The Mosaic Company and two co-defendants. The complaint alleges claims related to elevated levels of radiation at two manufactured housing communities located on reclaimed mining land in Mulberry, Polk County, Florida, due to phosphate mining and reclamation activities occurring decades ago. Plaintiffs seek monetary damages, including punitive damages, injunctive relief requiring remediation of their properties, and a medical monitoring program funded by the defendants.
On July 30, 2020, Plaintiffs voluntarily dismissed this action, reportedly because of procedural defects. On August 27, 2020, the same plaintiffs filed a substantially similar putative class action complaint in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, FL against our wholly owned subsidiary, Mosaic Global Operations Inc. and the same co-defendants. We will vigorously defend this matter.

ITEM 1A. RISK FACTORS
Important risk factors that apply to us are outlined in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “10-K Report”). In addition to these risk factors, we include the following updated related to Covid-19:

The Covid-19 pandemic may materially adversely affect our business operations and financial condition
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus Covid-19 that spread across the globe a pandemic. In an effort to contain the spread of the virus, many government authorities, at locations where we do business, have issued “social distancing or "shelter in place” orders, which generally direct individuals to remain at their places of residence. The outbreak of the Covid-19 pandemic could significantly disrupt our operations, key suppliers or third-party logistics providers, customers and ultimate end-users due to the spread of the virus, shelter in place orders, quarantines or other measures implemented to prevent the spread of the virus. In some instances, the pandemic has impacted our business. As part of government mandates, our Patrocinio operations in Brazil and Miski Mayo operations in Peru were temporarily suspended at the onset of the pandemic. Patrocinio restarted operations on April 7, 2020, and Miski Mayo resumed operations on May 13, 2020.
At this time, the Company has only experienced limited adverse financial and operational Covid-19 related conditions, as the production and sale of fertilizer has been deemed by government agencies to be an "essential business" because of the role it plays in the production of food. In the forth quarter of 2020, there is a risk to global shipment volumes, if the negative impact of Covid-19 on biofuel and related crop prices continues. Farmers are receiving substantial governmental support globally, which could mitigate the potential negative impact on fertilizer demand. We continue to see Covid-19 related risks to logistics, and isolated demand pockets impacted in part by the significant decline in oil prices.
The Company implemented measures that are intended to provide for the immediate health and safety of our employees, including working remotely and alternating work schedules in order to minimize the number of employees at one location. These measures have resulted in minimal impact to date to our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
The occurrence of any of these events or an increase in the severity of the outbreak on our employees or customers, or renewed or stronger "shelter in place" orders, could have a material adverse effect on our business, financial condition and/or results of operations. The extent to which the Covid-19 pandemic impacts our operations and financial results will depend on future developments that are highly uncertain, including new information concerning the severity of the virus and the cost, time and actions taken to contain its impact.
Other cascading effects of the Covid-19 pandemic that are not currently foreseeable could materially increase our costs, negatively impact our revenue and/or adversely impact our results of operations and liquidity, possibly to a significant degree. We cannot predict the severity or duration of any such impacts. The Covid-19 pandemic could also have the effect of heightening many of the other risks described in Item 1A of our 2019 10-K Report.

Reduced oil refinery operating rates in the United States could have a material adverse impact on our business, financial condition or operating results
Reduced oil refinery operating rates in the U.S. could result in decreased availability of molten sulfur, which could increase costs of sulfur procurement or decrease availability of sulfur needed in our phosphate production operations. While we have not yet become subject to such results in the sulfur procurement markets, procurement of sulfur at higher costs, if we are unable to pass those costs on in our product prices, or the reduction in the availability of sulfur for our use, could have a material adverse effect on our phosphate business, and/or our financial condition or operating results.
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
On May 14, 2015, we announced our 2015 Repurchase Program, which allows us to repurchase up to $1.5 billion of our Common Stock through open market purchases, accelerated share repurchase arrangements, privately negotiated transactions or otherwise. No repurchases were made in the nine months ended September 30, 2020.
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
November 3, 2020